Form 10-K
period 2006-12-31
HERTZ GLOBAL HOLDINGS INC
filed 2007-03-30
CIK 1364479

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33139

HERTZ GLOBAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3530539
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

225 Brae Boulevard
Park Ridge, New Jersey 07656-0713
(201) 307-2000

(Address, including ZIP Code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The initial public offering of Hertz Global Holdings, Inc.’s common stock, par value of $0.01 per share, commenced on November 15, 2006. Prior to that date, there was no public market for the registrant’s common stock.

As of March 27, 2007, 320,621,080 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders scheduled for May 17, 2007 are incorporated by reference into Part III.

INTRODUCTORY NOTE

Unless the context otherwise requires, in this Annual Report on Form 10-K, or “Annual Report,” (i) “Hertz Holdings” means Hertz Global Holdings, Inc., our top-level holding company, (ii) “Hertz” means The Hertz Corporation, our primary operating company and a direct wholly owned subsidiary of Hertz Investors, Inc., which is wholly owned by Hertz Holdings, (iii) “we,” “us” and “our” mean (a) prior to December 21, 2005, Hertz and its consolidated subsidiaries and (b) on and after December 21, 2005, Hertz Holdings and its consolidated subsidiaries, including Hertz, (iv) “HERC” means Hertz Equipment Rental Corporation, Hertz’s wholly owned equipment rental subsidiary, together with our various other wholly owned international subsidiaries that conduct our industrial, construction and material handling equipment rental business, (v) “cars” means cars and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles), (vi) “equipment” means industrial, construction and material handling equipment, (vii) “EBITDA” means consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation and amortization and (viii) “Corporate EBITDA” means “EBITDA” as that term is defined under Hertz’s senior credit facilities, which is generally consolidated net income before net interest expense (other than interest expense relating to certain car rental fleet financing), consolidated income taxes, consolidated depreciation (other than depreciation related to the car rental fleet) and amortization and before certain other items, in each case as more fully described in the agreements governing Hertz’s senior credit facilities.

On December 21, 2005, or the “Closing Date,” an indirect, wholly owned subsidiary of Hertz Holdings acquired all of Hertz’s common stock from Ford Holdings LLC, or “Ford Holdings,” pursuant to a Stock Purchase Agreement, dated as of September 12, 2005, among Ford Motor Company, or “Ford,” Ford Holdings and Hertz Holdings (previously known as CCMG Holdings, Inc.). As a result of this transaction, investment funds associated with or designated by Clayton, Dubilier & Rice, Inc. or “CD&R,” The Carlyle Group or “Carlyle” and Merrill Lynch Global Private Equity or “MLGPE,” or, collectively, the “Sponsors,” owned over 99% of the common stock of Hertz Holdings. As a result of the initial public offering of the common stock of Hertz Holdings, the Sponsors now own approximately 72% of the common stock of Hertz Holdings. We refer to the acquisition of all of Hertz’s common stock as the “Acquisition.” We refer to the Acquisition, together with related transactions entered into to finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, as the “Transactions.” The “Successor period ended December 31, 2005” refers to the 11-day period from December 21, 2005 to December 31, 2005 and the “Predecessor period ended December 20, 2005” refers to the period from January 1, 2005 to December 20, 2005. The term “Successor” refers to us following the Acquisition and the term “Predecessor” refers to us prior to the Closing Date.

Certain financial information in this Annual Report for the Predecessor period ended December 20, 2005 and Successor period ended December 31, 2005 has been presented on a combined basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of the presentation of our results for the year ended December 31, 2005 on a combined basis.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this report under “Item 1—Business,” “Item 3—Legal Proceedings” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” including, without limitation, those concerning our liquidity and capital resources, include “forward-looking statements.” You should not place undue reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may” or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read this Annual Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. You should understand the risks and uncertainties discussed in “Item 1A—Risk Factors” and elsewhere in this Annual Report, could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include:

•       our operations;

•       economic performance;

•       financial condition;

•       management forecasts;

•       efficiencies;

•       cost savings and opportunities to increase productivity and profitability;

•       income and margins;

•       liquidity;

•       anticipated growth;

•       economies of scale;

•       the economy;

•       future economic performance;

•       our ability to maintain profitability during adverse economic cycles and unfavorable external events (including war, terrorist acts, natural disasters and epidemic disease);

•       future acquisitions and dispositions;

•       litigation;

•       potential and contingent liabilities;

•       management’s plans;

•       taxes; and

•       refinancing of existing debt.

In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Annual Report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Market and Industry Data

Information in this Annual Report about the car and equipment rental industries, including our general expectations concerning the industries and our market position and market share, are based in part on industry data and forecasts obtained from industry publications and surveys and internal company surveys. Third-party industry publications and forecasts generally state that the information contained therein has been obtained from sources generally believed to be reliable. While we are not aware of any misstatements regarding any industry data presented in this Annual Report, our estimates, in particular as they relate to our general expectations concerning the car and equipment rental industries, involve risks and uncertainties and are subject to change based on various factors, including those discussed under the caption “Item 1A—Risk Factors.”

PART I

ITEM 1.                 BUSINESS

Our Company

We own what we believe is the largest worldwide general use car rental brand and one of the largest equipment rental businesses in the United States and Canada combined, both based on revenues. Our Hertz brand name is one of the most recognized in the world, signifying leadership in quality rental services and products. In our car rental business segment, we and our independent licensees and associates accept reservations for car rentals at approximately 7,600 locations in approximately 145 countries. We are the only car rental company that has an extensive network of company-operated rental locations both in the United States and in all major European markets. We maintain the leading airport car rental market share, by overall reported revenues, in the United States and at the 69 major airports in Europe where we have company-operated locations and data regarding car rental concessionaire activity is available. We believe that we also maintain the second largest market share, by revenues, in the off-airport car rental market in the United States. In our equipment rental business segment, we rent equipment through approximately 360 branches in the United States, Canada, France and Spain, as well as through our international licensees. We and our predecessors have been in the car rental business since 1918 and in the equipment rental business since 1965. We have a diversified revenue base and a highly variable cost structure and are able to dynamically manage fleet capacity, the most significant determinant of our costs. This has helped us to earn a pre-tax profit in each year since our incorporation in 1967. Our revenues have grown at a compound annual growth rate of 7.7% over the last 20 years, with year-over-year growth in 18 of those 20 years.

Corporate History

Hertz Holdings was incorporated by the Sponsors in Delaware in 2005 to serve as the top-level holding company for the consolidated Hertz business. Hertz was incorporated in Delaware in 1967. Hertz is a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Ford acquired an ownership interest in Hertz in 1987. Prior to this, Hertz was a subsidiary of UAL Corporation (formerly Allegis Corporation), which acquired Hertz’s outstanding capital stock from RCA Corporation in 1985.

On December 21, 2005, investment funds associated with or designated by the Sponsors, through an indirect, wholly owned subsidiary of Hertz Holdings acquired all of Hertz’s common stock from a subsidiary of Ford in the Acquisition, for aggregate consideration of $4,379 million in cash and debt refinanced or assumed of $10,116 million and transaction fees and expenses of $447 million. To finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, the Sponsors used:

•       equity contributions totaling $2,295 million from the investment funds associated with or designated by the Sponsors;

•       net proceeds from a private placement by CCMG Acquisition Corporation of $1,800 million aggregate principal amount of 8.875% Senior Notes due 2014, or the “Senior Dollar Notes,” $600 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2016, or the “Senior Subordinated Notes,” and €225 million aggregate principal amount of 7.875% Senior Notes due 2014, or the “Senior Euro Notes.” In connection with the Transactions, CCMG Acquisition Corporation merged with and into Hertz, with Hertz as the surviving corporation of the merger. CCMG Acquisition Corporation had no operations prior to the Acquisition. We refer to the Senior Dollar Notes and the Senior Euro Notes together as the “Senior Notes;”

•       aggregate borrowings of approximately $1,707 million by us under a new senior term facility, or the “Senior Term Facility,” which consists of (a) a maximum borrowing capacity of $2,000 million, which included a delayed draw facility of $293 million and (b) a synthetic letter of credit facility in an aggregate principal amount of $250 million;

•       aggregate borrowings of approximately $400 million by Hertz and one of its Canadian subsidiaries under a new senior asset-based revolving loan facility, or the “Senior ABL Facility,” with a maximum borrowing capacity of $1,600 million (which was increased in February 2007 to $1,800 million). We refer to the Senior Term Facility and the Senior ABL Facility together as the “Senior Credit Facilities;”

•       aggregate proceeds of offerings totaling approximately $4,300 million by a special purpose entity wholly owned by us of asset-backed securities backed by our U.S. car rental fleet, or the “U.S. Fleet Debt,” all of which we issued under our existing asset-backed notes program, or the “ABS Program”; under which an additional $600 million of previously issued asset-backed medium term notes having maturities from 2007 to 2009 remain outstanding following the closing of the Transactions, and in connection with which approximately $1,500 million of variable funding notes in two series were also issued, but not funded, on the closing date of the Acquisition;

•       aggregate borrowings of the foreign currency equivalent of approximately $1,781 million by certain of our foreign subsidiaries under asset-based revolving loan facilities with aggregate commitments equivalent to approximately $2,930 million (calculated in each case at December 31, 2005), subject to borrowing bases comprised of rental vehicles, rental equipment, and related assets of certain of our foreign subsidiaries, (substantially all of which are organized outside of the United States) or one or more special purpose entities, as the case may be, and, rental equipment and related assets of certain of our subsidiaries organized outside North America or one or more special purpose entities, as the case may be, which facilities (together with certain capital lease obligations) are referred to collectively as the “International Fleet Debt;” and

•       our cash on hand in an aggregate amount of approximately $6.1 million.

In connection with the Transactions, we also refinanced a significant portion of our existing indebtedness, which was repaid as follows:

•       the repurchase of approximately $3,700 million in aggregate principal amount of existing senior notes having maturities from May 2006 to January 2028, of which additional notes in the aggregate principal amount of approximately $803.3 million remained outstanding following the Transactions;

•       the repurchase of approximately €192.4 million (or approximately $230.0 million, calculated as of December 31, 2005) in aggregate principal amount of existing Euro-denominated medium term notes with a maturity of July 2007, of which additional medium term notes in the aggregate principal amount of approximately €7.6 million remained outstanding following the Transactions;

•       the repayment of a $1,185 million intercompany note issued by Hertz to Ford Holdings on June 10, 2005 that would have matured in June 2010;

•       the repayment of approximately $1,935 million under an interim credit facility that would have matured on February 28, 2006;

•       the repayment of commercial paper, notes payable and other bank debt of approximately $1,212 million; and

•       the settlement of all accrued interest and unamortized debt discounts relating to the above existing indebtedness.

Our Markets

We operate in the global car rental industry and in the equipment rental industry, primarily in the United States.

Worldwide Car Rental

We believe that the global car rental industry exceeds $30 billion in annual revenues. According to a 2007 report appearing in Auto Rental News, car rental revenues in the United States totaled approximately $20 billion in 2006 and have grown at a 5.0% compound annual growth rate since 1990, including 6.2% growth in 2006. We believe car rental revenues in Western Europe account for over $12.5 billion in annual revenues, with the airport portion of the industry comprising approximately 40% of the total. Within Europe, the largest markets are Germany, the United Kingdom and France. We believe total rental revenues for the car rental industry in Europe in 2005 were approximately $10.5 billion in the nine countries—France, Germany, Italy, the United Kingdom, Spain, the Netherlands, Switzerland, Belgium and Luxembourg—where we have company-operated rental locations and over $2 billion in eight other countries—Greece, Ireland, Portugal, Sweden, Norway, Denmark, Austria and Finland—where our brand is present through our licensees.

We estimate that airport rentals account for approximately one-half of the total market in the United States. This portion of the market is significantly influenced by developments in the travel industry and particularly in airline passenger traffic, or enplanements. According to the FAA, enplanements in the United States only completed their recovery and surpassed their pre-2001 levels in 2005. The FAA projected in the first half of 2006 that domestic enplanements will grow at a compound annual rate of 3.2% from 2006 to 2017, consistent with long-term historical trends. The IATA projected in September 2006 that annual international enplanements would grow at a compound annual rate of 4.8% from 2006 to 2010.

The off-airport part of the industry has rental volume primarily driven by local business use, leisure travel and the replacement of cars being repaired. Because Europe has generally demonstrated a lower historical reliance on air travel, the European off-airport car rental market is significantly more developed than it is in the United States. However, we believe that in recent years, industry revenues from off-airport car rentals in the United States have grown faster than revenues from airport rentals.

Equipment Rental

We estimate the size of the U.S. equipment rental industry, which is highly fragmented with few national competitors and many regional and local operators, to be approximately $35 billion in annual revenues, but the part of the rental industry dealing with equipment of the type HERC rents is somewhat smaller than that. We believe that the industry grew at a 9.7% compound annual growth rate between 1991 and 2005. Other market data indicates that the equipment rental industries in France and Spain generate roughly $4 billion and $2 billion in annual revenues, respectively, although the portions of those markets in which HERC competes are smaller.

The equipment rental industry serves a broad range of customers from small local contractors to large industrial national accounts and encompasses a wide range of rental equipment from small tools to heavy earthmoving equipment. The industry is undergoing a strong recovery following the industrial recession and downturn in non-residential construction spending between 2001 and 2003. We believe U.S. non-residential construction spending grew at an annual rate of 14% in 2006 and is projected to grow at an annual rate of 4% in 2007. We also believe, based on an article in Rental Equipment

Register published on February 1, 2006, that rental equipment accounted for approximately 30% to 40% of all equipment sold into the U.S. construction industry in 2005, up from approximately 5% to 10% in 1991. In addition, we believe that the trend toward rental instead of ownership of equipment in the U.S. construction industry will continue and that as much as 50% of the equipment used in the industry could be rental equipment within the next ten years.

Our Business Segments

Our business consists of two segments, car rental and equipment rental. In addition, “corporate and other” includes general corporate expenses, as well as other business activities, such as third-party claim management services.

Car Rental:  Our “company-operated” rental locations are those through which we, or an agent of ours, rent cars that we own or lease. We maintain a substantial network of company-operated car rental locations both in the United States and internationally, and what we believe to be the largest number of company-operated airport car rental locations in the world, enabling us to provide consistent quality and service worldwide. For the year ended December 31, 2006, we derived approximately 72% of our worldwide car rental revenues from airport locations. Our licensees and associates also operate rental locations in over 140 countries and jurisdictions, including most of the countries in which we have company-operated rental locations.

Equipment Rental:  On the basis of revenues, we believe HERC is the second largest equipment rental company in the United States and Canada combined and one of the largest equipment rental companies in France and Spain. HERC rents a broad range of earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, generators, pumps, small tools, compaction equipment and construction-related trucks. HERC also derives revenues from the sale of new equipment and consumables.

Set forth below are charts showing revenues and operating income (loss), by segment, and revenues by geographic area, all for the year ended December 31, 2006 and revenue earning equipment at net book value, as of December 31, 2006 (the majority of our international operations are in Europe). See Note 10 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Revenues by Segment for Year Ended December 31, 2006(1) $8.1 billion	Operating Income by Segment for Year Ended December 31, 2006(2) $1.2 billion

Revenues by Geographic Area for Year Ended December 31, 2006 $8.1 billion	Revenue Earning Equipment, net book value as of December 31, 2006 $9.8 billion

(1)            Car rental segment revenue includes fees and certain cost reimbursements from licensees. See Note 10 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

(2)            Operating income represents pre-tax income before interest expense and minority interest. The above chart excludes an operating loss of $105.8 million attributable to our Corporate and Other activities.

For further information on our business segments, including financial information for the years ended December 31, 2006, 2005 and 2004, see Note 10 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Worldwide Car Rental

Operations

We rent a wide variety of makes and models of cars, nearly all of which are the current or previous year’s models. We generally accept reservations only for a class of vehicles, although we accept reservations for specific makes and models of vehicles in our Prestige Collection luxury rental program, our Fun Collection experiential rental program, our Green Collection environmentally friendly rental program and a limited number of models in high-volume, leisure-oriented destinations. We rent cars on a daily, weekend, weekly, monthly or multi-month basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. Our rates vary at different locations depending on local market conditions and other competitive and cost factors. While cars are usually returned to the locations from which they are rented, we also allow one-way rentals from and to certain locations. In addition to car rentals and licensee fees, we generate revenues from reimbursements by customers of airport concession fees and vehicle licensing costs, fueling charges, and charges for ancillary customer products and services such as supplemental equipment (child seats and ski racks), loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, Hertz NeverLost navigation systems and satellite radio services.

We have company-operated rental locations both in the United States and internationally. The international car rental operations that generated the highest volumes of business from our company-operated locations for the year ended December 31, 2006 were, in descending order of revenues, those conducted in France, Germany, Italy, the United Kingdom, Spain, Australia and Canada. We also have company-operated rental locations in the Netherlands, Switzerland, Belgium, Luxembourg, New Zealand, Puerto Rico, Brazil and the U.S. Virgin Islands.

As of December 31, 2006, we had approximately 1,700 staffed rental locations in the United States, of which approximately one-third were airport locations and two-thirds were off-airport locations, and we regularly rent cars from over 950 other locations that are not staffed. As of December 31, 2006, we had approximately 1,100 staffed rental locations internationally, of which approximately one-fifth were airport locations and four-fifths were off-airport locations, and we regularly rent cars from approximately 80 other locations that are not staffed. We believe that our extensive U.S. and international network of company-operated locations contributes to the consistency of our service, cost control, fleet utilization, yield management, competitive pricing and ability to offer one-way rentals.

In order to operate airport rental locations, we have obtained concessions or similar leasing, licensing or permitting agreements or arrangements, or “concessions,” granting us the right to conduct a car rental business at all major, and many other, airports with regularly scheduled passenger service in each country where we have company-operated rental locations, except for airports where our licensees operate rental locations and Orlando International Airport in Orlando, Florida. Our concessions were obtained from the airports’ operators, which are typically governmental bodies or authorities, following either negotiation or bidding for the right to operate a car rental business there. The terms of an airport concession typically require us to pay the airport’s operator concession fees based upon a specified percentage of the revenues we generate at the airport, subject to a minimum annual guarantee. Under most concessions, we must also pay fixed rent for terminal counters or other leased properties and facilities. Most concessions are for a fixed length of time, while others create operating rights and payment obligations that are terminable at any time.

The terms of our concessions typically do not forbid, and in a few instances actually require, us to seek reimbursement from customers of concession fees we pay; however, in certain jurisdictions the law limits or forbids our doing so. Where we are required or permitted to seek such reimbursement, it is our general practice to do so. The number of car rental concessions available at airports varies considerably, but, except at small, regional airports, it is rarely less than four. At Orlando International Airport, where we do not have a car rental concession, we operate an airport rental location at a facility located near the airport’s premises and pick up and drop off our customers at the airport under a permit from the airport’s operator. Certain of our concession agreements require the consent of the airport’s operator in connection with changes in ownership of us. We sought those consents that were required in connection with our initial public offering of our common stock, except where not obtaining them would not, in our view, have had a material adverse effect on our consolidated financial position or results of operations. See “Item 1A—Risk Factors—Risks Related to Our Business—We face risks related to changes in our ownership.”

The Hertz brand is one of the most recognized brands in the world. It has been listed in Business Week’s “100 Most Valuable Global Brands” in 2005 and in every year that it was eligible for inclusion in the study since the study’s inception in 2001. We understand that this study is limited to companies with public equity and their subsidiaries, and as a result, Hertz was not eligible for inclusion in 2006. The Hertz brand has been the only travel company brand to appear in the study. Moreover, our customer surveys indicate that in the United States, Hertz is the car rental brand most associated with the highest quality service. This is consistent with numerous published best-in class car rental awards that we have won, both in the United States and internationally, over many years. We have sought to support our reputation for quality and customer service in car rental through a variety of innovative service offerings, such as our customer loyalty program (Hertz #1 Club), our global expedited rental program (Hertz #1 Club Gold), our one-way rental program (Rent-it-Here/Leave-it-There), our national-scale luxury rental program (Prestige Collection), our national-scale experiential rental program (Hertz Fun Collection), our environmentally friendly rental program (Green Collection) and our in-car navigational services (Hertz NeverLost). We intend to maintain our position as a premier company through an intense focus on service, quality and product innovation.

In the United States, the Hertz brand had the highest market share, by revenues, in 2005 and in the first ten months of 2006 at the 180 largest airports where we operated. Out of the approximately 150 major European airports at which we have company-operated rental locations, data regarding car rental concessionaire activity for the year ended December 31, 2005 was available at 69 of these airports. Based upon this data, we believe that we were the largest airport car rental company, measured by aggregate airport rental revenues during that period, at those 69 airports taken together. In the United States, we intend to maintain or expand our market share in the airport rental business. For a further description of our competitors, market share and competitive position see “—Competition” below.

At our major airport rental locations, as well as at some smaller airport and off-airport locations, customers participating in our Hertz #1 Club Gold program are able to rent vehicles in an expedited manner. In the United States, participants in Hertz #1 Club Gold often bypass the rental counter entirely and proceed directly to their vehicles upon arrival at our facility. For the year ended December 31, 2006, rentals by Hertz #1 Club Gold members accounted for approximately 41% of our worldwide rental transactions. We believe the Hertz #1 Club Gold program provides a significant competitive advantage to us, particularly among frequent travelers, and we have, through travel industry relationships, targeted such travelers for participation in the program.

In addition to our airport locations, we operate off-airport locations offering car rental services to a variety of customers. Our off-airport rental customers include people wishing to rent cars closer to home for business or leisure purposes, as well as those needing to travel to or from airports. Our off-airport customers also include people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies following accidents in which their cars were damaged, those expecting to lease cars that are not yet available from their leasing companies and those needing cars while theirs are being repaired or are temporarily unavailable for other reasons; we call these customers “replacement renters.” At many of our off-airport locations we will provide pick-up and delivery services in connection with rentals.

When compared to our airport rental locations, an off-airport rental location typically services more types of customers, uses smaller rental facilities with fewer employees, conducts pick-up and delivery services and deals with replacement renters using specialized systems and processes. In addition, on average, off-airport locations generate fewer transactions per period than airport locations. At the same time, though, our airport and off-airport rental locations employ common car fleets, are supervised by common country, regional and local area management, use many common systems and rely on common maintenance and administrative centers. Moreover, airport and off-airport locations, outside the area of replacement rentals, are supported by a common commercial sales force, benefit from many common marketing activities and have many of the same customers. As a consequence, we regard both types of locations as aspects of a single, unitary, car rental business.

We believe that the off-airport portion of the car rental market offers opportunities for us on several levels. First, presence in the off-airport market can provide customers a more convenient and geographically extensive network of rental locations, thereby creating revenue opportunities from replacement renters, non-airline travel renters and airline travelers with local rental needs. Second, it can give us a more balanced revenue mix by reducing our reliance on airport travel and therefore limiting our risk exposure to external events that may disrupt airline travel trends. Third, it can produce higher fleet utilization as a result of the longer average rental periods associated with off-airport business, compared to those of airport rentals. Fourth, replacement rental volume is far less seasonal than that of other business and leisure rentals, which permits efficiencies in both fleet and labor planning. Finally, cross-selling opportunities exist for us to promote off-airport rentals among frequent airport Hertz #1 Club renters and, conversely, to promote airport rentals to off-airport renters. In view of those benefits, along with our belief that our market share for off-airport rentals is generally smaller than our market share for airport rentals, we intend to seek profitable growth in the off-airport rental market, both in the United States and internationally.

In the three years ended December 31, 2006, we increased the number of our off-airport rental locations in the United States by approximately 32% to approximately 1,380 locations. In 2007 and subsequent years, our strategy may include selected openings of new off-airport locations, the disciplined evaluation of existing locations and pursuit of same-store sales growth. We anticipate that same-store sales growth would be driven by our traditional leisure and business traveler customers and by increasing penetration of the insurance replacement market, of which we currently have a low market share. In the United States during the year ended December 31, 2006, approximately one-third of our rental revenues at off-airport locations were related to replacement rentals. We believe that if we successfully pursue our strategy of profitable off-airport growth, the proportion of replacement rental revenues will increase. As we move forward, our determination of whether to expand our U.S. off-airport network will be based upon a combination of factors, including the concentration of target insurance company policy holders, car dealerships, auto body shops and other clusters of retail, commercial activity and potential profitability. We also intend to increase the number of our staffed off-airport rental locations internationally on the basis of similar criteria.

In addition to renting cars, in Germany we also rent trucks of eight tons and over, including truck tractors. This truck rental fleet consists of approximately 3,400 vehicles, which have either been acquired under repurchase programs similar to those under which we purchase program cars or are under operating leases. We believe we are a market leader in heavy truck rental in Germany. Also, we are engaged in a car leasing business in Brazil. Our truck rental activities in Germany and our car leasing activities in Brazil are treated as part of our international car rental business in our consolidated financial statements.

Our worldwide car rental operations generated $6,378.0 million in revenues and $373.5 million in income before income taxes and minority interest during the year ended December 31, 2006.

We may also, from time to time, pursue profitable growth within our car rental business by pursuing opportunistic acquisitions that would expand our global car rental business.

Customers and Business Mix

We categorize our car rental business based on two primary criteria—the purpose for which customers rent from us (business or leisure) and the type of location from which they rent (airport or off-airport). The table below sets forth, for the year ended December 31, 2006, the percentages of rental revenues and rental transactions in our U.S. and international operations derived from business and leisure rentals and from airport and off-airport rentals.

	Year ended December 31, 2006
	U.S.		International
	Revenues	Transactions	Revenues	Transactions
Type of Car Rental
By Customer:
Business	47%	51%	48%	52%
Leisure	53	49	52	48
	100%	100%	100%	100%
By Location:
Airport	79%	80%	54%	57%
Off-airport	21	20	46	43
	100%	100%	100%	100%

Customers who rent from us for “business” purposes include those who require cars in connection with commercial activities, the activities of governments and other organizations or for temporary vehicle replacement purposes. Most business customers rent cars from us on terms that we have negotiated with their employers or other entities with which they are associated, and those terms can differ substantially from the terms on which we rent cars to the general public. We have negotiated arrangements relating to car rental with many large businesses, governments and other organizations, including most Fortune 500 companies.

Customers who rent from us for “leisure” purposes include not only individual travelers booking vacation travel rentals with us but also people renting to meet other personal needs. Leisure rentals, taken as a whole, are longer in duration and generate more revenue per transaction than do business rentals, although some types of business rentals, such as rentals to replace temporarily unavailable cars, have a long average duration. Business rentals and leisure rentals have different characteristics and place different types of demands on our operations. We believe that maintaining an appropriate balance between business and leisure rentals is important to the profitability of our business and the consistency of our operations.

Our business and leisure customers rent from both our airport and off-airport locations. Demand for airport rentals is correlated with airline travel patterns, and transaction volumes generally follow enplanement trends on a global basis. Customers often make reservations for airport rentals when they book their flight plans, which makes our strong relationships with travel agents, associations and other partners (e.g., airlines) a key competitive advantage in generating consistent and recurring revenue streams.

Off-airport rentals typically involve people wishing to rent cars closer to home for business or leisure purposes, as well as those needing to travel to or from airports. This category also includes people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies because their cars have been damaged. In order to attract these renters, we must establish agreements with the referring insurers establishing the relevant rental terms, including the arrangements made for billing and payment. While we estimate our share of the insurance replacement rental market was approximately 7% of the estimated rental revenue volume for the year ended December 31, 2006, we have identified approximately 160 insurance companies, ranging from local or regional carriers to large, national companies, as our target insurance replacement market. Although Enterprise Rent-A-Car Company, or “Enterprise” currently has the largest share of the insurance replacement market, we believe that many of these companies are receptive to our replacement rental offerings and prefer to have at least two national rental car suppliers. Enterprise has asserted that certain systems we use to conduct insurance replacement rentals would infringe on patent rights it expects to obtain. See “Item 1A—Risk Factors—Risks Related to Our Business—Claims that the software products and information systems that we rely on are infringing on the intellectual property rights of others could increase our expenses or inhibit us from offering certain services, which could adversely affect our results of operations.”

We conduct active sales and marketing programs to attract and retain customers. Our commercial and travel industry sales force calls on companies and other organizations whose employees and associates need to rent cars for business purposes, as well as on membership associations, tour operators, travel companies and other groups whose members, participants and customers rent cars for either business or leisure purposes. A specialized sales force calls on companies with replacement rental needs, including insurance and leasing companies and car dealers. We also advertise our car rental offerings through a variety of traditional media, such as television and newspapers, direct mail and the Internet. In addition to advertising, we also conduct a variety of other forms of marketing and promotion, including travel industry business partnerships and press and public relations activities.

In almost all cases, when we rent a car, we rent it directly to an individual who is identified in a written rental agreement that we prepare. Except when we are accommodating someone who cannot drive, the individual to whom we rent a car is required to have a valid driver’s license and meet other rental criteria (including minimum age and creditworthiness requirements) that vary on the basis of location and type of rental. Our rental agreements permit only the individual renting the car, people signing additional authorized operator forms and certain defined categories of other individuals (such as fellow employees, parking attendants and in some cases spouses or domestic partners) to operate the car.

With rare exceptions, individuals renting cars from us are personally obligated to pay all amounts due under their rental agreements. They typically pay us with a charge, credit or debit card issued by a third party, although certain customers use a Hertz charge account that we have established for them, usually as part of an agreement between us and their employer. For the year ended December 31, 2006, all amounts charged to Hertz charge accounts established in the United States, and approximately 99% of amounts charged to Hertz charge accounts established by our international subsidiaries, are billed directly to a company or other organization or are guaranteed by a company. The remainder of the amounts charged to Hertz charge accounts established by our international subsidiaries are billed to individual account holders whose obligations are not guaranteed by the holder’s employer or any other organization associated with the account holder. We also issue rental vouchers and certificates that may be used to pay rental charges, mostly for prepaid and tour-related rentals. In addition, where the law requires us to do so, we rent cars on a cash basis.

In the United States for the year ended December 31, 2006, 86% of our car rental revenues came from customers who paid us with third-party charge, credit or debit cards, while 8% came from customers using Hertz charge accounts, 4% came from customers using rental vouchers or another method of payment and 2% came from cash transactions. In our international operations for the year ended December 31, 2006, 53% of our car rental revenues came from customers who paid us with third-party charge, credit or debit cards, while 27% came from customers using Hertz charge accounts, 18% came from customers using rental vouchers or another method of payment and 2% came from cash transactions. For the year ended December 31, 2006, we had bad debt expense ratios of 0.2% of car rental revenues for our U.S. operations and 0.4% of car rental revenues for our international operations.

Reservations

When customers reserve cars for rental from us and our licensees, they may seek to do so through travel agents or third-party travel websites. In many of those cases, the travel agent or website will utilize a third-party operated computerized reservation system, also known as a global distribution system, or “GDS,” to contact us and make the reservation. There are currently four principal GDSs, and we have contracts with all of them providing that we will process reservation requests made through the GDSs. Historically, GDSs were owned and operated by airlines and were subject to extensive regulation along with their airline owners. In recent years, however, airlines have greatly reduced their ownership interests in GDSs and the level of regulation to which GDSs are subject has substantially decreased. The owner of one of the four GDSs, Galileo, has recently entered into an agreement to acquire another GDS, Worldspan, which would result in further concentration in that industry.

In major countries, including the United States and all other countries with company-operated locations, customers may also reserve cars for rental from us and our licensees worldwide through local, national or toll-free telephone calls to our reservations centers, directly through our rental locations or, in the case of replacement rentals, through proprietary automated systems serving the insurance industry. Additionally, we accept reservations for rentals from us and our licensees worldwide through our websites. Our websites, which also allow customers to enroll in loyalty programs, obtain copies of bills for past transactions and obtain information about our rental offerings, have grown significantly in importance as a reservations channel in recent years. Third-party travel websites have also grown in importance to us as a reservations channel.

For the year ended December 31, 2006, approximately 34% of the worldwide reservations we accepted came through travel agents using GDSs, while 30% came through phone calls to our reservations centers, 25% through our websites, 7% through third-party websites and 4% through local booking sources.

Fleet

We believe we are one of the largest private sector purchasers of new cars in the world. During the year ended December 31, 2006, we also purchased approximately 7,200 used cars that were similar to other cars in our rental fleet. During the year ended December 31, 2006, we operated a peak rental fleet in the United States of approximately 310,000 cars and a combined peak rental fleet in our international operations of approximately 168,000 cars, in each case exclusive of our licensees’ fleet. During the year ended December 31, 2006, our approximate average holding period for a rental car was ten months in the United States and nine months in our international operations.

Over the five years ended December 31, 2006, we have acquired, subject to availability, over 70% of our cars pursuant to various fleet repurchase or guaranteed depreciation programs established by automobile manufacturers. Under these programs, the manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during established repurchase or auction periods, subject to, among other things, certain car condition, mileage and holding period requirements. Repurchase prices under repurchase programs are based on either a predetermined percentage of original car cost and the month in which the car is returned or the original capitalized cost less a set daily depreciation amount. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the cars covered by the programs upon sale according to certain parameters which include the holding period, mileage and condition of the cars. These repurchase and guaranteed depreciation programs limit our residual risk with respect to cars purchased under the programs and allow us to determine depreciation expense in advance. For this reason, cars purchased by car rental companies under repurchase and guaranteed depreciation programs are sometimes referred to by industry participants as “program” cars. Conversely, those cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk are sometimes referred to as “risk” cars. For the year ended December 31, 2006, program cars as a percentage of all cars purchased by our U.S. operations were 61% and as a percentage of all cars purchased by our international operations were approximately 71%, or 64% when calculated on an aggregate worldwide basis.

We expect the percentage of our car rental fleet subject to repurchase or guaranteed depreciation programs to decrease substantially due primarily to changes in the terms offered by automobile manufacturers under repurchase programs. Accordingly, we expect to bear increased risk relating to the residual market value and the related depreciation on our car rental fleet and to use different rotational techniques to accommodate our seasonal peak demand for cars.

Over the five years ended December 31, 2006, approximately 47% of the cars acquired by us for our U.S. car rental fleet, and approximately 32% of the cars acquired by us for our international fleet, were manufactured by Ford and its subsidiaries. During the year ended December 31, 2006, approximately 40% of the cars acquired by us domestically were manufactured by Ford and its subsidiaries and approximately 30% of the cars acquired by us for our international fleet were manufactured by Ford and its subsidiaries, which represented the largest percentage of any automobile manufacturer during that period. The percentage of the fleet which we purchase from Ford may decline as a result of recent changes to the vehicle supply arrangements between Ford and us. See “—Relationship with Ford” and Note 14 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.” Historically, we have also purchased a significant percentage of our car rental fleet from General Motors Corporation, or “General Motors.” Over the five years ended December 31, 2006, approximately 19% of the cars acquired by us for our U.S. car rental fleet, and approximately 15% of the cars acquired by us for our international fleet, were manufactured by General Motors. During the year ended December 31, 2006, approximately 17% of the cars acquired by our U.S. car rental fleet, and approximately 13% of the cars acquired by us for our international fleet, were manufactured by General Motors.

Purchases of cars are financed through funds provided from operations and by active and ongoing global borrowing programs. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We maintain automobile maintenance centers at certain airports and in certain urban and off-airport areas, providing maintenance facilities for our car rental fleet. Many of these facilities, which include sophisticated car diagnostic and repair equipment, are accepted by automobile manufacturers as eligible to perform and receive reimbursement for warranty work. Collision damage and major repairs are generally performed by independent contractors.

We dispose of risk cars, as well as program cars that have for any reason become ineligible for manufacturer repurchase or guaranteed depreciation programs, through a variety of disposition channels, including auctions, brokered sales, sales to wholesalers and, to a lesser extent and primarily in the United States, sales at retail through a network of seven company-operated car sales locations dedicated exclusively to the sale of used cars from our rental fleet. During the year ended December 31, 2006, of the cars that were not repurchased by manufacturers, we sold approximately 85% at auction or on a wholesale basis, while 8% were sold at retail and 7% through other channels. We closed 24 retail car sales locations in the United States in the year ended December 31, 2006. These closures did not have a significant impact on our results of operations for the year ended December 31, 2006.

Licensees

We believe that our extensive worldwide ownership of car rental operations contributes to the consistency of our high-quality service, cost control, fleet utilization, yield management, competitive pricing and our ability to offer one-way rentals. However, in certain predominantly smaller U.S. and international markets, we have found it more efficient to utilize independent licensees, which rent cars that they own. Our licensees operate locations in over 140 countries, including most of the countries where we have company-operated locations. As of December 31, 2006, we owned 96% of all the cars in the combined company-owned and licensee-owned fleets in the United States.

We believe that our licensee arrangements are important to our business because they enable us to offer expanded national and international service and a broader one-way rental program. Licenses are issued principally by our wholly owned subsidiaries, Hertz System, Inc., or “System,” and Hertz International, Ltd., or “HIL,” under franchise arrangements to independent licensees and affiliates who are engaged in the car rental business in the United States and in many foreign countries.

Licensees generally pay fees based on a percentage of their revenues or the number of cars they operate. The operations of all licensees, including the purchase and ownership of vehicles, are financed independently by the licensees, and we do not have any investment interest in the licensees or their fleets. System licensees share in the cost of our U.S. advertising program, reservations system, sales force and certain other services. Our European and other international licensees also share in the cost of our reservations system, sales force and certain other services. In return, licensees are provided the use of the Hertz brand name, management and administrative assistance and training, reservations through our reservations channels, the Hertz #1 Club and #1 Club Gold programs, our one-way rental program and other services. In addition to car rental, certain licensees outside the United States engage in car leasing, chauffeur-driven rentals and renting camper vans under the Hertz name.

System licensees ordinarily are limited as to transferability without our consent and are terminable by us only for cause or after a fixed term. Licensees in the United States may generally terminate for any reason on 90 days’ notice. In Europe and certain other international jurisdictions, licensees typically do not have early termination rights. Initial license fees or the price for the sale to a licensee of a company-owned location may be payable over a term of several years. We continue to issue new licenses and, from time to time, purchase licensee businesses.

Competition

In the United States, our principal car rental industry competitors are Avis Budget Group, Inc., or “ABG,” which currently operates the Avis and Budget brands, Vanguard Car Rental USA Group, or “Vanguard,” which operates the National Car Rental and Alamo brands, Dollar Thrifty Automotive Group, Inc., or “DTG,” which operates the Dollar and Thrifty brands, and Enterprise, which operates the Enterprise brand.

The following table lists our estimated market share, and the estimated market shares of our principal competitors and their licensees, at the 180 largest U.S. airports at which we have company-operated locations, determined on the basis of revenues reported to the airports’ operators on which concession or off-airport permit fees are determined for the indicated periods. Complete market share data is not available for any date later than for the ten months ended October 31, 2006.

	Ten Months Ended October 31,	Years ended December 31,
	2006	2005	2004	2003	2002	2001
Brand Name
Hertz	28.4%	29.2%	29.6%	29.0%	29.2%	29.5%
Avis	19.9	20.2	20.2	21.2	22.3	21.6
Budget	10.4	10.5	10.2	10.4	10.8	11.8
ABG Brands(1)	30.3	30.7	30.4	31.6	33.1	33.4
National/Alamo (Vanguard Brands)(2)	19.7	19.4	19.8	20.8	21.8	25.4
Dollar	7.2	7.1	7.7	7.4	7.2	7.1
Thrifty	4.4	4.3	4.5	4.4	3.2	1.8
DTG Brands	11.6	11.4	12.2	11.8	10.4	8.9
Enterprise	7.6	7.0	6.0	5.0	3.9	2.0
Other	2.4	2.3	2.0	1.8	1.6	0.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)            ABG acquired all of the outstanding shares of Avis Group Holdings, Inc. on March 1, 2001 and acquired substantially all of the domestic assets of the vehicle rental business of Budget Group, Inc. on November 22, 2002.

(2)            National and Alamo have been owned by Vanguard since October 2003.

The U.S. off-airport rental market has historically been dominated by Enterprise. We now have a significant presence in the off-airport market, and ABG’s brands also are present. Many smaller companies also operate in the airport and off-airport rental markets.

In Europe, in addition to us, the principal pan-European participants in the car rental industry are Avis Europe plc (which is not an affiliate of ABG but is operating under a license from ABG), which operates the Avis and Budget brands, and Europcar, which was acquired from Volkswagen AG by Eurazeo in 2006. In certain European countries, there are also other companies and brands with substantial market shares, including Sixt AG (operating the Sixt brand), Vanguard (operating both the National Car Rental and Alamo brands) in the United Kingdom and Germany, and through franchises in Spain, Italy and France, and Enterprise (operating the Enterprise brand) in the United Kingdom, Ireland and Germany. Europcar has acquired Vanguard’s European business and has entered into an agreement relating to a trans-Atlantic alliance with Vanguard. In every European country, there are also national, regional or other, smaller companies operating in the airport and off-airport rentals markets. Apart from Enterprise-branded operations, all of which Enterprise owns, the other major car rental brands are present in European car rental markets through a combination of company-operated and franchisee- or licensee-operated locations.

Competition among car rental industry participants is intense and frequently takes the form of price competition. For the year ended December 31, 2006, based on publicly available information, we believe some U.S. car rental companies experienced transaction day growth and pricing increases compared to comparable prior periods. For the year ended December 31, 2006, we experienced a less than one percentage point volume decline versus the prior period in the United States, while pricing was up over three percentage points. The volume decline was the result of a reduction in fleet volume given significant fleet cost increases, higher leisure pricing for the period from March through May 2006 and the difficult comparison in the quarter ending December 31, 2006 due to the extraordinarily high volumes of post-hurricane rentals in the Gulf Coast and Florida areas in 2005. During the year ended December 31, 2006, we experienced low to mid single digit transaction day growth in our European operations and our car rental pricing was above the level of our pricing during the year ended December 31, 2005.

Our competitors, some of which may have access to substantial capital or which may benefit from lower operating costs, may seek to compete aggressively on the basis of pricing. To the extent that we match downward competitor pricing without reducing our operating costs, it could have an adverse impact on our results of operations. To the extent that we are not willing to match or remain within a reasonable competitive margin of our competitors’ pricing, it could also have an adverse impact on our results of operations, as we may lose market share. As a result of increased use of the Internet as a travel distribution channel, pricing transparency has increased. See “Item 1A—Risk Factors—Risks Related to Our Business—We face intense competition that may lead to downward pricing, or an inability to increase prices, which could have a material adverse impact on our results of operations.” We believe, however, that the prominence and service reputation of the Hertz brand and our extensive worldwide ownership of car rental operations provide us with a competitive advantage.

Equipment Rental

Operations

We, through HERC, operate an equipment rental business in the United States, Canada, France and Spain. On the basis of revenues, we believe HERC is the second largest equipment rental company in the United States and Canada combined and one of the largest general equipment rental companies in France and Spain. HERC has operated in the United States since 1965.

HERC’s principal business is the rental of equipment. HERC offers a broad range of equipment for rental; major categories include earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, pumps, generators, small tools, compaction equipment and construction-related trucks.

HERC’s comprehensive line of equipment enables it to supply equipment to a wide variety of customers from local contractors to large industrial plants. The fact that many larger companies, particularly those with industrial plant operations, now require single source vendors, not only for equipment rental, but also for management of their total equipment needs fits well with HERC’s core competencies. Arrangements with such companies may include maintenance of the tools and equipment they own, supplies and rental tools for their labor force and custom management reports. HERC supports this through its dedicated in-plant operations, tool trailers and plant management systems.

As of December 31, 2006, HERC operated 362 equipment rental branches, of which 242 were in 40 states within the United States, 33 were in Canada, 79 were in France and 8 were in Spain. HERC generated same-store, year-over-year revenue growth for each of the last thirteen quarters. HERC’s rental locations generally are situated in industrial or commercial zones. A growing number of locations have highway or major thoroughfare visibility. The typical location is approximately three acres in size, though smaller in Europe, and includes a customer service center, an equipment service area and storage facilities for equipment. The branches are built or conform to the specifications of the HERC prototype branch, which stresses efficiency, safety and environmental compliance. Most branches have stand-alone maintenance and fueling facilities and showrooms.

HERC slightly contracted its network of equipment rental locations during the 2001 to 2003 downturn in construction activities. HERC added five new locations in the United States during 2004 and six during 2005. During the year ended December 31, 2006, HERC added ten U.S. locations and two new Canadian locations. We expect HERC to add approximately 15 to 20 additional locations in the United States and approximately three additional locations in Canada in 2007. In connection with its U.S. expansion, we expect HERC will incur non-fleet start-up costs of approximately $0.6 million per location and additional fleet acquisition costs over an initial twelve-month period of approximately $5.4 million per location.

Starting in 2004, HERC began to broaden its equipment line in the United States and Canada to include more equipment with an acquisition cost of under $10,000 per unit, ranging from air compressors and generators to small tools and accessories, in order to supply customers who are local contractors with a greater proportion of their overall equipment rental needs. As of December 31, 2006, these activities, referred to as “general rental activities,” were conducted at approximately 42% of HERC’s U.S. and Canadian rental locations. Before it begins to conduct general rental activities at a location, HERC typically renovates the location to make it more appealing to walk-in customers and adds staff and equipment in anticipation of subsequent demand.

HERC’s operations generated $1,672.6 million in revenues and $269.5 million in income before income taxes and minority interest during the year ended December 31, 2006.

Customers

HERC’s customers consist predominantly of commercial accounts and represent a wide variety of industries, such as construction, petrochemical, automobile manufacturing, railroad, power generation and shipbuilding. Serving a number of different industries enables HERC to reduce its dependence on a single or limited number of customers in the same business and somewhat reduces the seasonality of HERC’s revenues and its dependence on construction cycles. HERC primarily targets customers in medium to large metropolitan markets. For the year ended December 31, 2006, no customer of HERC accounted for more than 1.0% of HERC’s rental revenues. Of HERC’s combined U.S. and Canadian rental revenues for the year ended December 31, 2006, roughly half were derived from customers operating in the construction industry (the majority of which was in the nonresidential sector), while the remaining revenues were derived from rentals to industrial, governmental and other types of customers.

Unlike in our car rental business, where we enter into rental agreements with the people who will operate the cars being rented, HERC ordinarily enters into a rental agreement with the legal entity—typically a company, governmental body or other organization—seeking to rent HERC’s equipment. Moreover, unlike in our car rental business, where our cars are normally picked up and dropped off by customers at our rental locations, HERC delivers much of its rental equipment to its customers’ job sites and retrieves the equipment from the job sites when the rentals conclude. Finally, unlike in our car rental business, HERC extends credit terms to many of its customers to pay for rentals. Thus, for the year ended December 31, 2006, 95% of HERC’s revenues came from customers who were invoiced by HERC for rental charges, while 4% came from customers paying with third-party charge, credit or debit cards and 1% came from customers who paid with cash or used another method of payment. For the year ended December 31, 2006, HERC had a bad debt expense ratio of 0.3% of its revenues.

Fleet

HERC acquires its equipment from a variety of manufacturers. The equipment is typically new at the time of acquisition and is not subject to any repurchase program. The per-unit acquisition cost of units of rental equipment in HERC’s fleet vary from over $200,000 to under $100. As of December 31, 2006, the average per-unit acquisition cost (excluding small equipment purchased for less than $5,000 per unit) for HERC’s fleet in the United States was approximately $35,000. As of December 31, 2006, the average age of HERC’s rental fleet in the United States was 26 months. We believe that this fleet is one of the youngest fleets in the industry. Having a younger fleet reduces maintenance expenses, which generally escalate as equipment ages. As of December 31, 2006, the average age of HERC’s international rental fleet was 31 months in Canada and 33 months in France and Spain, which we believe is roughly comparable to or younger than the average ages of the fleets of HERC’s principal competitors in those countries.

HERC disposes of its used equipment through a variety of channels, including private sales to customers and other third parties, sales to wholesalers, brokered sales and auctions. Ancillary to its rental business, HERC is also a dealer of certain brands of new equipment in the United States and Canada, and sells consumables such as gloves and hardhats at many of its rental locations.

Licensees

HERC licenses the Hertz name to equipment rental businesses in eight countries in Europe and the Middle East. The terms of those licenses are broadly similar to those we grant to our international car rental licensees.

Competition

HERC’s competitors in the equipment rental industry range from other large national companies to small regional and local businesses. In each of the four countries where HERC operates, the equipment rental industry is highly fragmented, with large numbers of companies operating on a regional or local scale. The number of industry participants operating on a national scale is, however, much smaller. HERC is one of the principal national-scale industry participants in each of the four countries where it operates. HERC’s operations in the United States represented approximately 76% of our worldwide equipment rental revenues during the year ended December 31, 2006. In the United States and Canada, the other top five national-scale industry participants are United Rentals, Inc., or “URI,” RSC Equipment Rental, Sunbelt Rentals, Home Depot Rentals and NES Rentals. A number of individual Caterpillar dealers also participate in the equipment rental market in the United States, Canada, France and Spain. In France, the other principal national-scale industry participants are Loxam, Kiloutou and Laho, while in Spain, the other principal national-scale industry participants are GAM and Euroloc.

Competition in the equipment rental industry is intense, and it often takes the form of price competition. HERC’s competitors, some of which may have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that HERC matches downward competitor pricing, it could have an adverse impact on our results of operations. To the extent that HERC is not willing to match competitor pricing, it could also have an adverse impact on our results of operations due to lower rental volume. From 2001 to 2003, the equipment rental industry experienced downward pricing, measured by the rental rates charged by rental companies. For the years ended December 31, 2004, 2005 and 2006, we believe industry pricing, measured in the same way, improved in the United States and Canada and only started to improve towards the end of 2005 in France and Spain. HERC also experienced higher equipment rental volumes worldwide for the years ended December 31, 2005 and 2006. We believe that HERC’s competitive success has been primarily the product of its 40 years of experience in the equipment rental industry, its systems and procedures for monitoring, controlling and developing its branch network, its capacity to maintain a comprehensive rental fleet, the quality of its sales force and its established national accounts program.

Other Operations

Our wholly owned subsidiary, Hertz Claim Management Corporation, or “HCM,” provides claim administration services to us and, to a lesser extent, to third parties. These services include investigating, evaluating, negotiating and disposing of a wide variety of claims, including third-party, first-party, bodily injury, property damage, general liability and product liability, but not the underwriting of risks. HCM conducts business at nine regional offices in the United States. Separate subsidiaries of ours conduct similar operations in nine countries in Europe.

Seasonality

Car rental and equipment rental are seasonal businesses, with decreased levels of business in the winter months and heightened activity during the spring and summer. To accommodate increased demand, we increase our available fleet and staff during the second and third quarters. As business demand declines, fleet and staff are decreased accordingly. However, certain operating expenses, including minimum concession fees, rent, insurance and administrative overhead, remain fixed and cannot be adjusted for seasonal demand. See “Item 1A—Risk Factors—Risks Related to Our Business—Our business is highly seasonal, and a disruption in rental activity during our peak season could materially adversely affect our results of operations.” The following tables set forth this seasonaleffect by providing quarterly revenues and operating income for each of the quarters in the year ended December 31, 2006.

Revenues	Operating Income
In Millions of Dollars	In Millions of Dollars

Employees

As of December 31, 2006, we employed approximately 31,500 persons, consisting of 22,200 persons in our U.S. operations and 9,300 persons in our international operations. Employee benefits in effect include group life insurance, hospitalization and surgical insurance, pension plans and a defined contribution plan. International employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Labor contracts covering the terms of employment of approximately 7,400 employees in the United States (including those in U.S. territories) are presently in effect under 140 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. Labor contracts covering approximately 2,300 of these employees will expire during 2007. We have had no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good. Nonetheless, we may be unable to negotiate new labor contracts on terms advantageous to us, or without labor interruptions.

In addition to the employees referred to above, we employ a substantial number of temporary workers, and engage outside services, as is customary in the industry, principally for the non-revenue movement of rental cars and equipment between rental locations and the movement of rental equipment to and from customers’ job sites.

As part of our effort to implement our strategy of reducing operating costs, we are evaluating our workforce and operations and making adjustments, including headcount reductions and process improvements to optimize work flow at rental locations and maintenance facilities as well as streamlining our back-office operations, that we believe are necessary and appropriate.

On January 5, 2007 and February 28, 2007, we announced job reductions affecting a total of approximately 1,550 employees primarily in our U.S. car rental operations, with much smaller reductions occurring in U.S. equipment rental operations, the corporate headquarters in Park Ridge, New Jersey, and the U.S. service center in Oklahoma City, as well as in Canada, Puerto Rico, Brazil, Australia and New Zealand.

Risk Management

Three types of generally insurable risks arise in our operations:

•  legal liability arising from the operation of our cars and on-road equipment (vehicle liability);

•  legal liability to members of the public and employees from other causes (general liability/workers’ compensation); and

•  risk of property damage and/or business interruption and/or increased cost of working as a consequence of property damage.

In addition, we offer optional liability insurance and other products providing insurance coverage, which create additional risk exposures for us. Our risk of property damage is also increased when we waive the provisions in our rental contracts that hold a renter responsible for damage or loss under an optional loss or damage waiver that we offer. We bear these and other risks, except to the extent the risks are transferred through insurance or contracts.

In many cases we self-insure our risks or reinsure risks through wholly owned insurance subsidiaries. We mitigate our exposure to large liability losses by maintaining excess insurance coverage, subject to deductibles and caps, through unaffiliated carriers with respect to our domestic operations and our car rental operations in Europe. For our international operations outside Europe and for HERC’s operations in Europe, we maintain some liability insurance coverage with unaffiliated carriers. We also maintain property insurance through our captive insurer, Probus Insurance Company Europe Limited, or “Probus” (with the risk reinsured with unaffiliated insurance carriers) domestically and in Europe, subject to deductibles.

Third-Party Liability

In our domestic operations, we are required by applicable financial responsibility laws to maintain insurance against legal liability for bodily injury (including death) or property damage to third parties arising from the operation of our cars and on-road equipment, sometimes called “vehicle liability,” in stipulated amounts. In most places, we satisfy those requirements by qualifying as a self-insurer, a process that typically involves governmental filings and demonstration of financial responsibility, which sometimes requires the posting of a bond or other security. In the remaining places, we obtain an insurance policy from an unaffiliated insurance carrier and indemnify the carrier for any amounts paid under the policy. As a result of such arrangements, we bear economic responsibility for domestic vehicle liability, except to the extent we successfully transfer such liability to others through insurance or contractual arrangements.

For our car rental operations in Europe, we have established two wholly owned insurance subsidiaries, Probus, a direct writer of insurance domiciled in Ireland, and Hertz International RE Limited, or “HIRE,” a reinsurer organized in Ireland. In European countries with company-operated locations, we purchase from Probus the vehicle liability insurance required by law, and Probus reinsures the risks under such insurance with HIRE. Effective January 1, 2007 reinsurance is provided by another subsidiary of ours. Thus, as with our domestic operations, we bear economic responsibility for vehicle liability in our European car rental operations, except to the extent that we transfer such liability to others through insurance or contractual arrangements. For our international operations outside Europe and for HERC’s operations in Europe, we maintain some form of vehicle liability insurance coverage. The nature of such coverage, and our economic responsibility for covered losses, varies considerably. In all cases, though, we believe the amounts and nature of the coverage we obtain is adequate in light of the respective potential hazards.

Both domestically and in our international operations, from time to time in the course of our business we become legally responsible to members of the public for bodily injury (including death) or property damage arising from causes other than the operation of our cars and on-road equipment, sometimes known as “general liability.” As with vehicle liability, we bear economic responsibility for general liability losses, except to the extent we transfer such losses to others through insurance or contractual arrangements.

To mitigate our exposure to large vehicle and general liability losses domestically and in our car rental operations in Europe, we maintain excess insurance coverage with unaffiliated insurance carriers against such losses to the extent they exceed $10 million per occurrence (for occurrences in Europe before December 15, 2003, to the extent such losses exceeded $5 million per occurrence). The coverage provided under such excess insurance policies is limited to $100 million for the current policy year, which began on December 21, 2006 and ends on December 21, 2007 (for occurrences between December 15, 2005 and December 20, 2005, the limit is $235 million; between December 15, 2004 and December 14, 2005, $185 million; between December 15, 2003 and December 14, 2004, $150 million; and between December 15, 2002 and December 14, 2003, $675 million). For our international operations outside Europe and for HERC’s operations in Europe, we also maintain liability insurance coverage with unaffiliated carriers in such amounts as we deem adequate in light of the respective potential hazards, where such insurance is obtainable on commercially reasonable terms.

Our domestic rental contracts, both for car rental and for equipment rental, typically provide that the renter will indemnify us for liability arising from the operation of the rented vehicle or equipment (for car rentals in certain places, though, only to the extent such liability exceeds the amount stipulated in the applicable financial responsibility law). In addition, many of HERC’s domestic rental contracts require the renter to maintain liability insurance under which HERC is entitled to coverage. While such provisions are sometimes effective to transfer liability to renters, their value to us, particularly in cases of large losses, may be limited. The rental contracts used in our international operations sometimes contain provisions relating to insurance or indemnity, but they are typically more limited than those employed in our domestic operations.

In our domestic car rental operations, we offer an optional liability insurance product, Liability Insurance Supplement, or “LIS,” that provides vehicle liability insurance coverage substantially higher than state minimum levels to the renter and other authorized operators of a rented vehicle. LIS coverage is provided under excess liability insurance policies issued by an unaffiliated insurance carrier, the risks under which are reinsured with a subsidiary of ours. As a consequence of those reinsurance arrangements, rental customers’ purchases of LIS do not reduce our economic exposure to vehicle liability. Instead, our exposure to vehicle liability is potentially increased when LIS is purchased, because insured renters and other operators may have vehicle liability imposed on them in circumstances and in amounts where the applicable rental agreement or applicable law would not, absent the arrangements just described, impose vehicle liability on us.

In both our domestic car rental operations and our company-operated international car rental operations in many countries, we offer an optional product or products providing insurance coverage, or “PAI/PEC” coverage, to the renter and the renter’s immediate family members traveling with the renter for accidental death or accidental medical expenses arising during the rental period or for damage or loss of their property during the rental period. PAI/PEC coverage is provided under insurance policies issued by unaffiliated carriers or, in some parts of Europe, by Probus, and the risks under such policies either are reinsured with HIRE or another subsidiary of ours or are the subject of indemnification arrangements between us and the carriers. Rental customers’ purchases of PAI/PEC coverage create additional risk exposures for us, since we would not typically be liable for the risks insured by PAI/PEC coverage if that coverage had not been purchased.

Our offering of LIS and PAI/PEC coverage in our domestic car rental operations is conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance producers. In our international car rental operations, our offering of PAI/PEC coverage historically has not been regulated; however, in the countries of the European Union, the regulatory environment for insurance intermediaries is rapidly evolving, and we cannot assure you either that we will be able to continue offering PAI/PEC coverage without substantial changes in its offering process or in the terms of the coverage or that such changes, if required, would not render uneconomic our continued offering of the coverage. Due to a change in law in Australia, we have discontinued the sales of insurance products there.

Provisions on our books for self-insured vehicle liability losses are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2006, this liability was estimated at $327.0 million for our combined domestic and international operations.

Damage to Our Property

We bear the risk of damage to our property, unless such risk is transferred through insurance or contractual arrangements.

To mitigate our risk of large, single-site property damage losses domestically and in Europe, we maintain property insurance through our captive insurer, Probus (with the risk reinsured with unaffiliated insurance carriers), generally with a per-occurrence deductible of $3.0 million ($10 million effective April 30, 2006 in the United States) and $2.5 million in respect of vehicle damage, and $50,000 in respect of all other losses, in Europe. For our international operations outside Europe, we also maintain property insurance coverage with unaffiliated carriers in such amounts as we deem adequate in light of the respective hazards, where such insurance is available on commercially reasonable terms.

Our rental contracts typically provide that the renter is responsible for damage to or loss (including loss through theft) of rented vehicles or equipment. We generally offer an optional rental product, known in various countries as “loss damage waiver,” “collision damage waiver,” “theft protection” or “accident excess reduction,” under which we waive or limit our right to make a claim for such damage or loss. This product is not regulated as insurance, but it is subject to specific laws in roughly half of the U.S. jurisdictions where we operate.

Collision damage costs and the costs of stolen or unaccounted-for vehicles and equipment, along with other damage to our property, are charged to expense as incurred.

Other Risks

To manage other risks associated with our businesses, or to comply with applicable law, we purchase other types of insurance carried by business organizations, such as worker’s compensation and employer’s liability (for which we, through contracts with insurers domestically, bear the risk of the first $5 million of loss from any occurrence), commercial crime and fidelity, performance bonds and directors’ and officers’ liability insurance, from unaffiliated insurance companies in amounts deemed by us to be adequate in light of the respective hazards, where such coverage is obtainable on commercially reasonable terms.

Governmental Regulation and Environmental Matters

Throughout the world, we are subject to numerous types of governmental controls, including those relating to prices and advertising, privacy and data protection, currency controls, labor matters, charge card operations, insurance, environmental protection, used car sales and licensing.

Environmental

The environmental requirements applicable to our operations generally pertain to (i) the operation and maintenance of cars, trucks and other vehicles, such as heavy equipment, buses and vans; (ii) the ownership and operation of tanks for the storage of petroleum products, including gasoline, diesel fuel and oil; and (iii) the generation, storage, transportation and disposal of waste materials, including oil, vehicle wash sludge and waste water. We have made, and will continue to make, expenditures to comply with applicable environmental laws and regulations.

The use of cars and other vehicles is subject to various governmental requirements designed to limit environmental damage, including those caused by emissions and noise. Generally, these requirements are met by the manufacturer, except in the case of occasional equipment failure requiring repair by us. Measures are taken at certain locations in states that require the installation of Stage II Vapor Recovery equipment to reduce the loss of vapor during the fueling process.

We utilize tanks worldwide, approximately 490 of which are underground and 1,840 of which are aboveground, to store petroleum products, and we believe our tanks are maintained in material compliance with environmental regulations, including federal and state financial responsibility requirements for corrective action and third-party claims due to releases. Our compliance program for our tanks is intended to ensure that (i) the tanks are properly registered with the state or other jurisdiction in which the tanks are located and (ii) the tanks have been either replaced or upgraded to meet applicable leak detection and spill, overfill and corrosion protection requirements.

We are also incurring and providing for expenses for the investigation and cleanup of contamination from the discharge of petroleum substances at, or emanating from, currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our consolidated financial statements.

As of December 31, 2006 and December 31, 2005, the aggregate amounts accrued for environmental liabilities reflected in our consolidated balance sheet in “Other accrued liabilities” were $3.7 million and $3.9 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including ongoing maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the nature of the contamination, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

With respect to cleanup expenditures for the discharge of petroleum substances at, or emanating from, currently and formerly owned or leased properties, we have received reimbursement, in whole or in part, from certain U.S. states that maintain underground storage tank petroleum cleanup reimbursement funds. Such funds have been established to assist tank owners in the payment of cleanup costs associated with releases from registered tanks. With respect to off-site U.S. locations at which our wastes have reportedly been identified, we have been and continue to be required to contribute to cleanup costs due to strict joint and several cleanup liability imposed by the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and comparable state superfund statutes.

Environmental legislation and regulations and related administrative policies have changed rapidly in recent years, both in the United States and in other countries. There is a risk that governmental environmental requirements, or enforcement thereof, may become more stringent in the future and that we may be subject to legal proceedings brought by government agencies or private parties with respect to environmental matters. In addition, with respect to cleanup of contamination, additional locations at which wastes generated by us or substances used by us may have been released or disposed, and of which we are currently unaware, may in the future become the subject of cleanup for which we may be liable, in whole or part. Further, at airport-leased properties, we may be subject to environmental requirements imposed by airports that are more restrictive than those obligations imposed by environmental regulatory agencies. Accordingly, while we believe that we are in substantial compliance with applicable requirements of environmental laws, we cannot offer assurance that our future environmental liabilities will not be material to our consolidated financial position, results of operations or cash flows.

Dealings with Renters

In the United States, car and equipment rental transactions are generally subject to Article 2A of the Uniform Commercial Code, which governs “leases” of tangible personal property. Car rental is also specifically regulated in more than half of the states of the United States. The subjects of state regulation include the methods by which we advertise, quote and charge prices, the consequences of failing to honor reservations, the terms on which we deal with vehicle loss or damage (including the protections we provide to renters purchasing loss or damage waivers) and the terms and method of sale of the optional insurance coverage that we offer. Some states (including California, New York, Nevada and Illinois) regulate the price at which we may sell loss or damage waivers, and many state insurance regulators have authority over the prices and terms of the optional insurance coverage we offer. See “—Risk Management” above for further discussion regarding the loss or damage waivers and optional insurance coverages that we offer renters. Internationally, regulatory regimes vary greatly by jurisdiction, but they do not generally prevent us from dealing with customers in a manner similar to that employed in the United States.

Both in the United States and internationally, we are subject to increasing regulation relating to customer privacy and data protection. In general, we are limited in the uses to which we may put data that we collect about renters, including the circumstances in which we may communicate with them. In addition, we are generally obligated to take reasonable steps to protect customer data while it is in our possession. Our failure to do so could subject us to substantial legal liability or seriously damage our reputation.

Changes in Regulation

Changes in government regulation of our business have the potential to alter our business practices, or our profitability, materially. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have not just prospective but also retroactive effect; this is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have either more or less impact on us than on our competitors, depending on the circumstances. Recent or potential changes in law or regulation that affect us relate to insurance intermediaries, customer privacy and data security and rate regulation, each as described under “Item 1A—Risk Factors—Risks Related to Our Business—Changes in the U.S. and foreign legal and regulatory environment that impact our operations, including laws and regulations relating to the insurance products we sell, customer privacy, data security, insurance rates and expenses we pass through to customers by means of separate charges, could disrupt our business, increase our expenses or otherwise could have a material adverse effect on our results of operations.”

In addition, our operations, as well as those of our competitors, also could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. We are not aware of any current proposal to impose such a regime in the United States or internationally. Such a regime could, however, be quickly imposed if there were a serious disruption in supply for any reason, including an act of war, terrorist incident or other problem affecting petroleum supply, refining, distribution or pricing.

Relationship with Ford

Prior to the Acquisition, Ford, through its wholly owned subsidiary Ford Holdings, was Hertz’s only stockholder. As a result of the Acquisition, Hertz Holdings indirectly owns all of Hertz’s outstanding common stock. As a result of our initial public offering, investment funds associated with or designated by the Sponsors currently own approximately 72% of Hertz Holdings’ outstanding common stock.

Set forth below are descriptions of certain agreements, relationships and transactions between Hertz and Ford that survived the completion of the Acquisition.

Supply and Advertising Arrangements

On July 5, 2005, Hertz, one of its wholly owned subsidiaries and Ford signed a Master Supply and Advertising Agreement, effective July 5, 2005 and expiring August 31, 2010, that covers the 2005 through 2010 vehicle model years.

The terms of the Master Supply and Advertising Agreement only apply to our fleet requirements and advertising in the United States and to Ford, Lincoln or Mercury brand vehicles, or “Ford Vehicles.” Under the Master Supply and Advertising Agreement, Ford has agreed to supply to us and we have agreed to purchase from Ford, during each of the 2005 through 2010 vehicle model years, a specific number of Ford Vehicles. Ford has also agreed in the Master Supply and Advertising Agreement to pay us a contribution toward the cost of our advertising of Ford Vehicles equal to one-half of our total expenditure on such advertising, up to a specified maximum amount. To be eligible for advertising cost contribution under the Master Supply and Advertising Agreement, the advertising must meet certain conditions, including the condition that we feature Ford Vehicles in a manner and with a prominence that is reasonably satisfactory to Ford. It further provides that the amounts Ford will be obligated to pay to us for our advertising costs will be increased or reduced according to the number of Ford Vehicles acquired by us in any model year, provided Ford will not be required to pay any amount for our advertising costs for any year if the number of Ford Vehicles acquired by us in the corresponding model year is less than a specified minimum except to the extent that our failure to acquire the specified minimum number of Ford Vehicles is attributable to the availability of Ford Vehicles or Ford vehicle production is disrupted for reasons beyond the control of Ford. To the extent we acquire less than a specified minimum number of Ford Vehicles in any model year, we have agreed to pay Ford a specified amount per vehicle below the minimum.

The advertising contributions paid by Ford for the 2006 vehicle model year were slightly higher than the advertising contributions we received from Ford for the 2005 model year due to an increase in the number of Ford Vehicles acquired and an increase in the per car contribution. We expect that contributions in future years will be below levels for the 2006 model year based upon anticipated reductions in the number of Ford Vehicles to be acquired. We do not expect that the reductions in Ford’s advertising contributions will have a material adverse effect on our results of operations.

Under the terms of the Master Supply and Advertising Agreement, we are able to enter into vehicle advertising and supply agreements with other automobile manufacturers in the United States and in other countries, and we intend to explore those opportunities. However, we cannot offer assurance that we will be able to obtain advertising contributions from other automobile manufacturers that will mitigate reductions in Ford’s advertising contributions.

Ford subsidiaries and affiliates also supply other brands of cars, including Jaguar, Volvo, Mazda and Land Rover cars, to us in the United States under arrangements separate from the Master Supply and Advertising Agreement. In addition, Ford and its subsidiaries and affiliates are significant suppliers of cars to our international operations.

Other Relationships and Transactions

We and Ford also engage in other transactions in the ordinary course of our respective businesses. These transactions include HERC’s providing equipment rental services to Ford, our providing insurance and insurance claim management services to Ford and our providing car rental services to Ford. In addition, Ford subsidiaries are our car rental licensees in Scandinavia and Finland.

We may be exposed to liabilities for regulatory or tax contingencies of Ford arising from the period during which we were a consolidated subsidiary of Ford. While Ford has agreed to indemnify us for certain liabilities pursuant to the arrangements relating to our separation from Ford, we cannot offer assurance that any payments in respect of these indemnification arrangements will be made available.

Available Information

We file annual and quarterly reports and other information with the United States Securities and Exchange Commission, or the “SEC.” You may read and copy any documents that we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. In addition, the SEC maintains an Internet website (www.sec.gov) that contains reports and other information about issuers that file electronically with the SEC, including Hertz Holdings. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) indirectly through our Internet website (www.hertz.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

Our business is subject to a number of important risks and uncertainties, some of which are described below. The risks described below, however, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also impair our business operations. Any of these risks may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Business

An economic downturn could result in a decline in business and leisure travel and non-residential capital investment, which could harm our business.

Our results of operations are affected by many economic factors, including the level of economic activity in the markets in which we operate. A decline in economic activity either in the United States or in international markets may have a material adverse effect on our business. In the car rental business, a decline in economic activity typically results in a decline in both business and leisure travel and, accordingly, a decline in the volume of car rental transactions. In the equipment rental business, a decline in economic activity typically results in a decline in activity in non-residential construction and other businesses in which our equipment rental customers operate and, therefore, results in a decline in the volume of equipment rental transactions. In the case of a decline in car or equipment rental activity, we may reduce rental rates to meet competitive pressures, which could have a material adverse effect on our results of operations. A decline in economic activity also may have a material adverse effect on residual values realized on the disposition of our revenue earning cars and/or equipment.

We face intense competition that may lead to downward pricing, or an inability to increase prices, which could have a material adverse impact on our results of operations.

The markets in which we operate are highly competitive. See “Item 1—Business—Worldwide Car Rental—Competition” and “Item 1—Business—Equipment Rental—Competition.” We believe that price is one of the primary competitive factors in the car and equipment rental markets. Our competitors, some of whom may have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that we match competitors’ downward pricing, it could have a material adverse impact on our results of operations. To the extent that we do not match or remain within a reasonable competitive distance from our competitors’ pricing, it could also have a material adverse impact on our results of operations, as we may lose rental volume. The Internet has increased pricing transparency among car rental companies by enabling cost-conscious customers, including business travelers, to more easily obtain the lowest rates available from car rental companies for any given trip. This transparency may increase the prevalence and intensity of price competition in the future.

Our car rental business is dependent on the air travel industry, and disruptions in air travel patterns could harm our business.

We estimate that approximately 72% of our worldwide car rental revenues during the year ended December 31, 2006 were generated at our airport rental locations. Significant capacity reductions or airfare increases (e.g., due to an increase in fuel costs) could result in reduced air travel and have a material adverse effect on our results of operations. In addition, any event that disrupts or reduces business or leisure air travel could have a material adverse effect on our results of operations. In particular, many U.S. airlines have experienced economic distress in recent years. Any further deterioration in the economic condition of U.S. and international airlines could exacerbate reductions in air travel. Other events that impact air travel could include work stoppages, military conflicts, terrorist incidents, natural disasters, epidemic diseases, or the response of governments to any of these events. For example, shortly before the September 11, 2001 terrorist attacks, we estimated that we would earn a pre-tax profit of approximately $250 million in 2001; by contrast, our actual pre-tax profit for 2001 was only approximately $3 million, and we continued to feel the adverse effects of the attacks well into the following year. On a smaller scale, the 2003 outbreak of Severe Acute Respiratory Syndrome, or “SARS,” in the Toronto, Canada area and parts of Asia, significantly reduced our 2003 results of operations in Canada.

Our business is highly seasonal, and a disruption in rental activity during our peak season could materially adversely affect our results of operations.

Certain significant components of our expenses, including real estate taxes, rent, utilities, maintenance and other facility-related expenses, the costs of operating our information systems and minimum staffing costs, are fixed in the short-run. Seasonal changes in our revenues do not alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher and lower profitability in periods when our revenues are lower. The second and third quarters of the year have historically been our strongest quarters due to their increased levels of leisure travel and construction activity. In 2006, the second and third quarters accounted for approximately 25% and 28% of total revenues and 29% and 82% of income before income taxes and minority interest, respectively. Any occurrence that disrupts rental activity during the second or third quarters could have a disproportionately material adverse effect on our liquidity and/or results of operations. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We may not be successful in our business strategy to expand into the off-airport rental market, including marketing to replacement renters and insurance companies that reimburse or pay for such rentals.

We have been increasing our presence in the off-airport car rental market in the United States. We currently intend to pursue profitable growth opportunities in the off-airport market. We may do this through a combination of selected new location openings, a disciplined evaluation of existing locations and the pursuit of same-store sales growth. In order to increase revenues at our existing and any new off-airport locations, we will need to successfully market to insurance companies and other companies that provide rental referrals to those needing cars while their vehicles are being repaired or are temporarily unavailable for other reasons, as well as to the renters themselves. This could involve a significant number of additional off-airport locations or strategic changes with respect to our existing locations. We incur minimal non-fleet costs in opening our new off-airport locations, but new off-airport locations, once opened, take time to generate their full potential revenues. As a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operation. See “Item 1—Business—Worldwide Car Rental—Operations.” The results of this strategy and the success of our implementation of this strategy will not be known for a number of years. If we are unable to grow profitably in our off-airport network, properly react to changes in market conditions or successfully market to replacement renters and the insurance companies covering the cost of their rentals, our financial condition, results of operations and cash flows could be materially adversely affected.

We face risks of increased costs of cars and of decreased profitability, including as a result of limited supplies of competitively priced cars.

We believe we are one of the largest private sector purchasers of new cars in the world for our rental fleet, and during the year ended December 31, 2006, our approximate average holding period for a rental car was ten months in the United States and nine months in our international car rental operations. In recent years, the average cost of new cars has increased. In the United States, increases of approximately 17% in monthly per-car depreciation costs for 2006 model year program cars began to adversely affect our results of operations in the fourth quarter of 2005, as those cars began to enter our fleet. On a comparable basis, we expect 2007 model year program vehicle depreciation costs to rise approximately 20% and per-car depreciation costs for 2007 model year U.S. risk cars to decline slightly. As a consequence of those changes in per-car costs, as well as the larger proportion of our U.S. fleet we expect to purchase as risk cars and other actions we expect to take to mitigate program car cost increases, we expect our net per-car depreciation costs for 2007 model year cars in the United States will increase by approximately 5% from our net per-car depreciation costs for 2006 model year U.S. cars. We began to experience the impact of those cost changes and mitigation actions in the fourth quarter of 2006, as substantial numbers of 2007 model year cars began to enter our U.S. rental fleet. We may not be able to offset these car cost increases to a degree sufficient to maintain our profitability.

Historically, we have purchased more of the cars we rent from Ford than from any other automobile manufacturer. Over the five years ended December 31, 2006, approximately 47% of the cars acquired by us for our U.S. car rental fleet, and approximately 32% of the cars acquired by us for our international fleet, were manufactured by Ford and its subsidiaries. During the year ended December 31, 2006, approximately 40% of the cars acquired by us domestically were manufactured by Ford and its subsidiaries and approximately 30% of the cars acquired by us for our international fleet were manufactured by Ford and its subsidiaries, which represented the largest percentage of any automobile manufacturer during that period. Under our Master Supply and Advertising Agreement with Ford, Ford has agreed to develop fleet offerings in the United States that are generally competitive with terms and conditions of similar offerings by other automobile manufacturers. The Master Supply and Advertising Agreement expires in 2010. See “Item 1—Business—Relationship with Ford—Supply and Advertising Arrangements.” We cannot assure you that we will be able to extend the Master Supply and Advertising Agreement beyond its current term or enter into similar agreements at reasonable terms. In the future, we expect to buy a smaller proportion of our car rental fleet from Ford than we have in the past. If Ford does not offer us competitive terms and conditions, and we are not able to purchase sufficient quantities of cars from other automobile manufacturers on competitive terms and conditions, then we may be forced to purchase cars at higher prices, or on terms less competitive, than for cars purchased by our competitors. Historically, we have also purchased a significant percentage of our car rental fleet from General Motors. Over the five years ended December 31, 2006, approximately 19% of the cars acquired by us for our U.S. car rental fleet, and approximately 15% of the cars acquired by us for our international fleet, were manufactured by General Motors. During the year ended December 31, 2006, approximately 17% of the cars acquired by our U.S. car rental fleet, and approximately 13% of the cars acquired by us for our international fleet, were manufactured by General Motors.

To date we have not entered into any long-term car supply arrangements with manufacturers other than Ford. In addition, certain car manufacturers, including Ford, have adopted strategies to de-emphasize sales to the car rental industry which they view as less profitable due to historical sales incentive and other discount programs that tended to lower the average cost of cars for fleet purchasers such as us. Reduced or limited supplies of equipment together with increased prices are risks that we also face in our equipment rental business. We cannot offer assurance that we will be able to pass on increased costs of cars or equipment to our rental customers. Failure to pass on significant cost increases to our customers would have a material adverse impact on our results of operations and financial condition.

We face risks related to decreased acquisition or disposition of cars through repurchase and guaranteed depreciation programs.

For the year ended December 31, 2006, approximately 64% of the cars purchased in our combined U.S. and international car rental fleet were subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, car manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition and mileage requirements. These repurchase and guaranteed depreciation programs limit the risk to us that the market value of a car at the time of its disposition will be less than its estimated residual value at such time. We refer to this risk as “residual risk.” For this reason, cars purchased by car rental companies under repurchase and guaranteed depreciation programs are sometimes referred to by industry participants as “program” cars. Conversely, those cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk are sometimes referred to as “risk” cars.

Repurchase and guaranteed depreciation programs enable us to determine our depreciation expense in advance. This predictability is useful to us, since depreciation is a significant cost factor in our operations. Repurchase and guaranteed depreciation programs are also useful in managing our seasonal peak demand for fleet, because some of them permit us to acquire cars and dispose of them after relatively short periods of time. A trade-off we face when we purchase program cars is that we typically pay the manufacturer of a program car more than we would pay to buy the same car as a risk car. Program cars thus involve a larger initial investment than their risk counterparts. If a program car is damaged or otherwise becomes ineligible for return or sale under the relevant program, our loss upon the disposition of the car will be larger than if the car had been a risk car, because our initial investment in the car was larger.

We expect the percentage of our car rental fleet subject to repurchase or guaranteed depreciation programs to decrease substantially due primarily to changes in the terms offered by automobile manufacturers under repurchase programs. Accordingly, we expect to bear increased risk relating to the residual market value and the related depreciation on our car rental fleet and to use different rotational techniques to accommodate our seasonal peak demand for cars.

Repurchase and guaranteed depreciation programs generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. This flexibility will be reduced as the percentage of program cars in our car rental fleet decreases materially. See “Item 1—Business—Worldwide Car Rental—Fleet” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

In the future, car manufacturers could modify or eliminate their repurchase or guaranteed depreciation programs or change their return policies (which include condition, mileage and holding period requirements for returned cars) from one program year to another to make it disadvantageous to acquire certain cars. Any such modification or elimination would increase our exposure to the risks described in the preceding paragraphs. In addition, because we obtain a substantial portion of our financing in reliance on repurchase and guaranteed depreciation programs, the modification or elimination of those programs, or the associated return policies, by manufacturers or significant adverse changes in the financial condition of manufacturers could make needed vehicle-related debt financing significantly more difficult to obtain on reasonable terms. See “—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control.”

We could be harmed by a decline in the results of operations or financial condition of the manufacturers of our cars, particularly if they are unable, or reject their obligations, to repurchase program cars from us or to guarantee the depreciation of program cars.

In 2005 and 2006, Ford and General Motors, which are the principal suppliers of cars to us on both a program and risk basis, have experienced deterioration in their operating results and significant declines in their credit ratings. A severe or persistent decline in the results of operations or financial condition of a manufacturer of cars that we own could reduce the cars’ residual values, particularly to the extent that the manufacturer unexpectedly announced the eventual elimination of its models or nameplates or ceased manufacturing them altogether. Such a reduction could cause us to sustain a loss on the ultimate sale of risk cars, on which we bear the risk of such declines in residual value, or require us to depreciate those cars on a more rapid basis while we own them.

In addition, if a decline in results or conditions were so severe as to cause a manufacturer to default on an obligation to repurchase or guarantee the depreciation of program cars we own, or to cause a manufacturer to commence bankruptcy reorganization proceedings, and reject its repurchase or guaranteed depreciation obligations, we would have to dispose of those program cars without the benefits of the associated programs. This could significantly increase our expenses. In addition, disposing of program cars following a manufacturer default or rejection of the program in bankruptcy could result in losses similar to those associated with the disposition of cars that have become ineligible for return or sale under the applicable program. Such losses could be material if a large number of program cars were affected. For example, we estimate that if Ford Motor Company, but not its subsidiaries, were to file for bankruptcy reorganization and reject all its commitments to repurchase program cars from us, we would sustain material losses, which could be as high as over one hundred million dollars, upon disposition of those cars. A reduction in the number of program cars that we buy would reduce the magnitude of this exposure, but it would simultaneously increase our exposure to residual value risk. See “—We face risks related to decreased acquisition or disposition of cars through repurchase and guaranteed depreciation programs.”

Any default or reorganization of a manufacturer that has sold us program cars might also leave us with a substantial unpaid claim against the manufacturer with respect to program cars that were sold and returned to the car manufacturer but not paid for, or that were sold for less than their agreed repurchase price or guaranteed value. For the year ended December 31, 2006, outstanding month-end receivables for cars sold to manufacturers were as much as $805 million, with the highest amount for a single manufacturer being $204 million owed by Ford. A decline in the economic and business prospects of car manufacturers, including any economic distress impacting the suppliers of car components to manufacturers, could also cause manufacturers to raise the prices we pay for cars or reduce their supply to us. In addition, events negatively affecting the car manufacturers could affect how much we may borrow under our asset-backed financing. See “—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control.”

We may not be successful in implementing our strategy of reducing operating costs and our cost reduction initiatives may have other adverse consequences.

We are implementing initiatives to reduce our operating expenses. These initiatives include headcount reductions, as well as other expense controls. We cannot assure you that we will be able to implement our cost reduction initiatives successfully, or at all. Even if we are successful in our cost reduction initiatives, we may face other risks associated with our plans, including declines in employee morale or the level of customer service we provide. Any of these risks could materialize and therefore may have a material adverse impact on our results of operations, financial condition and cash flows.

Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. In connection with the Acquisition, a bankruptcy-remote special purpose entity wholly owned by us issued approximately $4,300 million of new debt (plus an additional $1,500 million in the form of variable funding notes issued but not funded at the closing of the Acquisition) backed by our U.S. car rental fleet under our U.S. asset-backed securities program, or our “ABS Program.” In addition, we issued $600 million of medium term notes backed by our U.S. car rental fleet prior to the Acquisition, or the “pre-Acquisition ABS Notes,” all of which remain outstanding. As part of the Acquisition, various of our non-U.S. subsidiaries and certain special purpose entities issued approximately $1,781 million of debt under loan facilities secured by rental vehicles and related assets of certain of our subsidiaries (all of which are organized outside the United States) or by rental equipment and related assets of certain of our subsidiaries organized outside North America, as well as (subject to certain limited exceptions) substantially all our other assets outside North America. The asset-backed debt issued in connection with the Transactions has expected final payment dates ranging from 2008 to 2010 and the pre-Acquisition ABS Notes have expected final payment dates ranging from 2007 to 2009. Based upon these repayment dates, this debt will need to be refinanced within five years from the date of the closing of the Transactions. Consequently, if our access to asset-backed financing were reduced or were to become significantly more expensive for any reason, we cannot assure you that we would be able to refinance or replace our existing asset-backed financing or continue to finance new car acquisitions through asset-backed financing on favorable terms, or at all. Our asset-backed financing capacity could be decreased, or financing costs and interest rates could be increased, as a result of risks and contingencies, many of which are beyond our control, including, without limitation:

•       rating agencies that provide credit ratings for our asset-backed indebtedness, third-party credit enhancers that insure our asset-backed indebtedness or other third parties requiring changes in the terms and structure of our asset-backed financing, including increased credit enhancement (i) in connection with the incurrence of additional or refinancing of existing asset-backed debt, (ii) upon the occurrence of external events, such as changes in general economic and market conditions or further deterioration in the credit ratings of our principal car manufacturers, including Ford and General Motors, or (iii) or otherwise;

•       the terms and availability of third-party credit enhancement at the time of the incurrence of additional or refinancing of existing asset-backed debt;

•       the insolvency or deterioration of the financial condition of one or more of the third-party credit enhancers that insure our asset-backed indebtedness;

•       the occurrence of certain events that, under the agreements governing our asset-backed financing, could result, among other things, in (i) an amortization event pursuant to which payments of principal and interest on the affected series of asset-backed notes may be accelerated, or (ii) a liquidation event of default pursuant to which the trustee or holders of asset-backed notes would be permitted to require the sale of fleet vehicles or equipment that collateralize the asset-backed financing; or

•       changes in law that negatively impact our asset-backed financing structure.

Any disruption in our ability to refinance or replace our existing asset-backed financing or to continue to finance new car acquisitions through asset-backed financing, or any negative development in the terms of the asset-backed financing available to us, could cause our cost of financing to increase significantly and have a material adverse effect on our financial condition and results of operations. The assets that collateralize our asset-backed financing will not be available to satisfy the claims of our general creditors. The terms of our senior credit facilities permit us to finance or refinance new car acquisitions through other means, including secured financing that is not limited to the assets of special purpose entity subsidiaries. We may seek in the future to finance or refinance new car acquisitions, including cars excluded from the ABS Program, through such other means. No assurances can be given, however, as to whether such financing will be available, or as to whether the terms of such financing will be comparable to the debt issued under the ABS Program.

Most of our asset-backed debt outside the United States was issued under an interim facility which provided for increased margins if the debt was not refinanced by March 21, 2007. We are in the process of negotiating new financing facilities to enable us to refinance this debt. However, we cannot assure you that these efforts will be successful or, if they are successful, that the new facilities will enable us to finance our operations at rates which are as favorable to us as those of the existing facility. On March 21, 2007, the existing facility was amended and restated to, among other things, modify the provisions which provide for increased margins. The effect of these changes will be to reduce or eliminate the adverse consequences of these provisions to us for an interim period that will end on December 21, 2007 in order to give us additional time to refinance the interim facility. As a result of the changes, there was no increase in margins on March 21, 2007. The extent of the relief that we will receive during the remainder of the interim period will depend upon our ability to achieve certain interim goals during that period. We cannot assure you that we will be successful in achieving these interim goals.

Fluctuations in fuel costs or reduced supplies could harm our business.

We could be adversely affected by limitations on fuel supplies, the imposition of mandatory allocations or rationing of fuel or significant increases in fuel prices. A severe or protracted disruption of fuel supplies or significant increases in fuel prices could have a material adverse effect on our financial condition and results of operations, either by directly interfering with our normal activities or by disrupting the air travel on which a significant portion of our car rental business relies. See “—Our car rental business is dependent on the air travel industry, and disruptions in air travel patterns could harm our business.”

Manufacturer safety recalls could create risks to our business.

Our cars may be subject to safety recalls by their manufacturers. Under certain circumstances, the recalls may cause us to attempt to retrieve cars from renters or to decline to re-rent returned cars until we can arrange for the steps described in the recalls to be taken. If a large number of cars are the subject of simultaneous recalls, or if needed replacement parts are not in adequate supply, we may not be able to re-rent recalled cars for a significant period of time. We could also face liability claims if recalls affect cars that we have already sold. Depending on the severity of the recall, it could materially adversely affect our revenues, create customer service problems, reduce the residual value of the cars involved and harm our general reputation.

We face risks arising from our heavy reliance on communications networks and centralized information systems.

We rely heavily on information systems to accept reservations, process rental and sales transactions, manage our fleets of cars and equipment, account for our activities and otherwise conduct our business. We have centralized our information systems in two redundant facilities in Oklahoma City, Oklahoma, and we rely on communications service providers to link our systems with the business locations these systems serve. A simultaneous loss of both facilities, or a major disruption of communications between the systems and the locations they serve, could cause a loss of reservations, interfere with our ability to manage our fleet, slow rental and sales processes and otherwise materially adversely affect our ability to manage our business effectively. Our systems back-up plans, business continuity plans and insurance programs are designed to mitigate such a risk, not to eliminate it. In addition, because our systems contain information about millions of individuals and businesses, our failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenues, increased costs and other material adverse effects on our results of operations.

The concentration of our reservations, accounting and information technology functions at a limited number of facilities in Oklahoma, Alabama and Ireland creates risks for us.

We have concentrated our reservations functions for the United States in two facilities, one in Oklahoma City, Oklahoma, and one in Saraland (Mobile County), Alabama, and we have concentrated our accounting functions for the United States in two facilities in Oklahoma City. Similarly, we have concentrated reservations and accounting functions for our European operations in a single facility near Dublin, Ireland. In addition, our major information systems are centralized in two of our facilities in Oklahoma City. A disruption of normal business at any of our principal facilities in Oklahoma City, Saraland or Dublin, whether as the result of localized conditions (such as a fire or explosion) or as the result of events or circumstances of broader geographic impact (such as an earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and systems activities. Our systems designs, business continuity plans and insurance programs are designed to mitigate those risks, not to eliminate them, and this is particularly true with respect to events of broad geographic impact.

Claims that the software products and information systems that we rely on are infringing on the intellectual property rights of others could increase our expenses or inhibit us from offering certain services, which could adversely affect our results of operations.

A number of entities, including some of our competitors, have sought, or may in the future obtain, patents and other intellectual property rights that cover or affect software products and other components of information systems that we rely on to operate our business. For example, Enterprise has asserted that certain systems we use to conduct insurance replacement rentals would infringe on patent rights it would obtain if it were granted certain patents for which it has applied. One of the patent applications has received a notice of allowance and we expect that Enterprise will be issued a patent pursuant to that application in the near future.

Litigation may be necessary to determine the validity and scope of third-party rights or to defend against claims of infringement. If a court determines that one or more of the software products or other components of information systems we use infringe on intellectual property owned by others or we agree to settle such a dispute, we may be liable for money damages. In addition, we may be required to cease using those products and components unless we obtain licenses from the owners of the intellectual property, redesign those products and components in such a way as to avoid infringement or cease altogether the use of those products and components. Each of these alternatives could increase our expenses materially or impact the marketability of our services. Any litigation, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business. In addition, a third-party intellectual property owner might not allow us to use its intellectual property at any price, or on terms acceptable to us, which could materially affect our competitive position and our results of operations.

For example, if Enterprise obtains the patent referred to above and after that were to pursue and prevail on claims of infringement similar to those it has previously asserted, it could have a material adverse effect on our insurance replacement business and, in turn, our off-airport business. We have already commenced litigation against Enterprise with respect to claims it has made to third parties regarding the patent rights referred to above. See “Item 3—Legal Proceedings” for more information regarding that litigation.

If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business, or have an adverse effect on our results of operations.

We intend to pursue growth primarily through internal growth, but from time to time we may consider opportunistic acquisitions which may be significant. Any future acquisition would involve numerous risks including, without limitation:

•       potential disruption of our ongoing business and distraction of management;

•       difficulty integrating the acquired business; and

•       exposure to unknown liabilities, including litigation against the companies we may acquire.

If we make acquisitions in the future, acquisition-related accounting charges may affect our balance sheet and results of operations. In addition, the financing of any significant acquisition may result in changes in our capital structure, including the incurrence of additional indebtedness. We may not be successful in addressing these risks or any other problems encountered in connection with any acquisitions.

We face risks related to changes in our ownership.

A substantial number of our airport concession agreements, as well as certain of our other agreements with third parties, require the consent of the airports’ operators or other parties in connection with any change in ownership of us. Changes in ownership of us could also require the approval of other governmental authorities (including insurance regulators, regulators of our retail used car sales activities and antitrust regulators), and we cannot offer assurance that those approvals would be obtained on terms acceptable to us. If our owners were to proceed to change their ownership of us without obtaining necessary approvals, or if significant conditions on our operations were imposed in connection with obtaining such approvals, our ability to conduct our business could be impaired, resulting in a material adverse effect on our results of operations and financial condition.

We face risks related to liabilities and insurance.

Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the cars and equipment rented or sold by us and for workers’ compensation claims and other employment-related claims by our employees. Currently, we generally self-insure up to $10 million per occurrence in the United States and Europe for vehicle and general liability exposures and maintain insurance with unaffiliated carriers in excess of such levels up to $100 million per occurrence, or in the case of equipment rental in Europe and international operations outside of Europe, in such lower amounts as we deem adequate given the risks. We cannot assure you that we will not be exposed to uninsured liability at levels in excess of our historical levels resulting from multiple payouts or otherwise, that liabilities in respect of existing or future claims will not exceed the level of our insurance, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See “Item 1—Business—Risk Management” and “Item 3—Legal Proceedings.”

We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate.

We participate in various “multiemployer” pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdrew from participation in one or more of these plans, then applicable law could require us to make an additional lump-sum contribution to those plans, and we would have to reflect that on our balance sheet and statement of operations. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. We currently do not expect to incur any withdrawal liability in the near future. However, in the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. Some multiemployer plans, including ones in which we participate, are reported to have significantly underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

We have received an informal request from the SEC to provide information about car rental services that we provide to our independent registered public accounting firm in the ordinary course of business.

In July 2005, the Division of Enforcement of the SEC informed us that it was conducting an informal inquiry and asked Hertz to voluntarily provide documents and information related to car rental services that we provide to our independent registered public accounting firm PricewaterhouseCoopers LLP, or “PwC.” The SEC noted in its letter that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as a reflection upon any person, entity or security. We cooperated with the SEC by providing it with certain requested information in July and September 2005. Since then, we have received no further requests from the SEC with respect to this informal inquiry, but neither have we been advised that it has been closed.

After learning of this informal inquiry, our audit committee and representatives of PwC discussed PwC’s independence with respect to us. PwC reconfirmed that it has been and remains independent with respect to us. In making this determination, PwC considered, among other things, its belief that PwC’s arrangements with us represent arm’s-length transactions that were negotiated in the normal course of business, and, therefore, that the commercial relationship does not impair PwC’s independence with respect to us. If the SEC were to take a different view and it were ultimately determined that PwC was not independent with respect to us for certain periods, our filings with the SEC which contain our consolidated financial statements for such periods would be non-compliant with applicable securities laws. A determination that PwC was not independent with respect to us could, among other things, cause us to be in violation of, or in default under, the instruments governing our indebtedness and airport concession agreements, limit our access to capital markets and result in regulatory sanctions. Also, in the event of such a determination, we may be required to have independent audits conducted on our previously audited financial statements by another independent registered public accounting firm for the affected periods. The time involved to conduct such independent audits may make it more difficult to obtain capital on favorable terms, or at all, pending the completion of such audits. Any of the foregoing could have a material adverse effect on our results of operations, liquidity and financial condition, the trading prices of our securities and the continued eligibility for listing of our common stock on The New York Stock Exchange, or “NYSE.”

Environmental laws and regulations and the costs of complying with them, or any liability or obligation imposed under them, could adversely affect our financial position, results of operations or cash flows.

We are regulated by federal, state, local and foreign environmental laws and regulations in connection with our operations, including, among other things, with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and waste oils. We have established a compliance program for our tanks that is intended to ensure that the tanks are properly registered with the state or other jurisdiction in which the tanks are located and have been either replaced or upgraded to meet applicable leak detection and spill, overfill and corrosion protection requirements. However, we cannot assure you that these tank systems will at all times remain free from undetected leaks or that the use of these tanks will not result in significant spills.

We have made, and will continue to make, expenditures to comply with environmental laws and regulations, including, among others, expenditures for the cleanup of contamination at or emanating from, currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. We cannot assure you that compliance with existing or future environmental legislation and regulations will not require material expenditures by us or otherwise have a material adverse effect on our consolidated financial position, results of operations or cash flows. See “Item 1—Business—Governmental Regulation and Environmental Matters” and “Item 3—Legal Proceedings.”

Changes in the U.S. and foreign legal and regulatory environment that impact our operations, including laws and regulations relating to the insurance products we sell, customer privacy, data security, insurance rates and expenses we pass through to customers by means of separate charges, could disrupt our business, increase our expenses or otherwise could have a material adverse effect on our results of operations.

We are subject to a wide variety of laws and regulations in the United States and the other countries and jurisdictions in which we operate, and changes in the level of government regulation of our business have the potential to materially alter our business practices or our profitability. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have not just prospective but also retroactive effect, which is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have either more or less impact on us than on our competitors, depending on the circumstances.

The optional liability insurance policies and products providing insurance coverage in our domestic car rental operations are conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance producers. In our international car rental operations, our offering of optional products providing insurance coverage historically has not been regulated. Any changes in the law in the United States or internationally that change our operating requirements with respect to insurance could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenues. For instance, in the countries of the European Union, the regulatory environment for insurance intermediaries is rapidly evolving, and we cannot assure you either that we will be able to continue offering such coverage without substantial changes in our offering process or in the terms of the coverage or that such changes, if required, would not render uneconomic our continued offering of the coverage. Due to a change in law in Australia, we have discontinued sales of insurance products there. See “Item 1—Business—Risk Management” for further discussion regarding how changes in the regulation of insurance intermediaries may affect us internationally.

Laws in many countries and jurisdictions limit the types of information we may collect about individuals with whom we deal or propose to deal, as well as how we collect, retain and use the information that we are permitted to collect. In addition, the centralized nature of our information systems requires the routine flow of information about customers and potential customers across national borders, particularly into the United States. If this flow of information were to become illegal, or subject to onerous restrictions, our ability to serve our customers could be seriously impaired for an extended period of time. Other changes in the regulation of customer privacy and data security could likewise have a material adverse effect on our business. Privacy and data security are rapidly evolving areas of regulation, and additional regulation in those areas, some of it potentially difficult for us to accommodate, is frequently proposed and occasionally adopted. Thus, changes in the worldwide legal and regulatory environment in the areas of customer privacy, data security and cross-border data flows could have a material adverse effect on our business, primarily through the impairment of our marketing and transaction processing activities.

Further, the substantive regulation of the rates we charge car renters, either through direct price regulation or a requirement that we disregard a customer’s source market (location or place of residence) for rate purposes, could reduce our revenues or increase our expenses. We set rates based on a variety of factors including the sources of rental reservations geographically and the means through which the reservations were made, all of which are in response to various market factors and costs. The European Commission is considering a directive that could restrict our ability to take into account the country of residence of European Union residents for rate purposes, and bills have been introduced into the New York State legislature that would seek to prohibit us from charging higher rates to renters residing in certain boroughs of New York City. The adoption of any such measures could have a material adverse impact on our revenues and results of operations.

In most places where we operate, we pass through various expenses, including the recovery of vehicle licensing costs and airport concession fees, to our rental customers as separate charges. The Attorneys General of Massachusetts, Virginia, Montana and Alaska have in the past two years taken positions that car rental companies may not pass through to customers, by means of separate charges, certain of their expenses, such as vehicle licensing costs and airport concession fees, or that car rental companies’ ability to pass through such expenses is limited. In addition, we are currently a defendant in an action challenging the propriety of certain expense pass-through charges in Nevada. We believe our expense pass-through charges, where imposed, are lawful, and expense pass-throughs have, when challenged, been upheld in courts of other states. The position of the Attorney General of Virginia was reversed by subsequent legislation, while the concerns of the Attorney General of Montana, which related primarily to our licensees’ passing through of vehicle licensing costs, were resolved by assurances of voluntary compliance by our licensees (which permitted passing through of such costs subject to certain limitations of small operational significance). Nonetheless, we cannot offer assurance that the Attorney General of Massachusetts or Alaska, or of another state, will not take enforcement action against us with respect to our car rental expense pass-throughs. If such action were taken and an Attorney General were to prevail, it could have a material adverse impact on our revenues and results of operations. In the United States, our revenues from car rental expense pass-throughs for the year ended December 31, 2006, were approximately $311.5 million.

The misuse or theft of information we possess could harm our reputation or competitive position, adversely affect the trading price of our common stock or give rise to material liabilities.

We possess non-public information with respect to millions of individuals, including our customers and our current and former employees, and thousands of businesses, as well as non-public information with respect to our own affairs. The misuse or theft of that information by either our employees or third parties could result in material damage to our brand, reputation or competitive position or materially affect the price at which shares of our common stock trade. In addition, depending on the type of information involved, the nature of our relationship with the person or entity to which the information relates, the cause and the jurisdiction whose laws are applicable, such misuse or theft of information could result in governmental investigations or material civil or criminal liability. The laws that would be applicable to such a failure are rapidly evolving and becoming more burdensome. See “—Changes in the U.S. and foreign legal and regulatory environment that impact our operations, including laws and regulations relating to the insurance products we sell, customer privacy, data security, insurance rates and expenses we pass through to customers by means of separate charges, could disrupt our business, increase our expenses or otherwise could have a material adverse effect on our results of operations.”

The Sponsors control us and may have conflicts of interest with us in the future.

Clayton, Dubilier & Rice Fund VII, L.P. and related funds, Carlyle Partners IV, L.P. and related funds and ML Global Private Equity Fund, L.P. and related funds currently beneficially own approximately 24.2%, 23.9% and 23.5%, respectively, of the outstanding shares of the common stock of Hertz Holdings. These funds and Hertz Holdings are parties to a Stockholders Agreement, pursuant to which the funds have agreed to vote in favor of nominees to our board of directors nominated by the other funds. As a result, the Sponsors will continue to exercise control over matters requiring stockholder approval and our policy and affairs, for example, by being able to direct the use of proceeds received from future securities offerings. See “Item 13—Certain Relationships and Related Transactions, and Director Independence.”

Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Sponsors continue to indirectly own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions. While we have adopted a code of ethics and business conduct that applies to all our directors, it does not preclude the Sponsors from becoming engaged in businesses that compete with us or preclude our directors from taking advantage of business opportunities other than those made available to them through the use of their position as directors or the use of our property.

Risks Relating to Our Substantial Indebtedness

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial condition, our ability to obtain financing in the future and our ability to react to changes in our business.

As of December 31, 2006, we had an aggregate principal amount of debt outstanding of $12,359.4 million and a debt to equity ratio, calculated using the total amount of our outstanding debt net of unamortized discounts of 4.9 to 1.

Our substantial debt could have important consequences to you. For example, it could:

•       make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our senior credit facilities and the U.S. and international fleet debt financings entered into as part of the Transactions, resulting in possible defaults on and acceleration of such indebtedness;

•       require us to dedicate a substantial portion of our cash flows from operations to make payments on our debt, which would reduce the availability of our cash flows from operations to fund working capital, capital expenditures or other general corporate purposes;

•       increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings, including under the agreements governing our U.S. and international fleet debt financings entered into as part of the Transactions and our senior credit facilities, is at variable rates of interest;

•       place us at a competitive disadvantage to our competitors with proportionately less debt or comparable debt at more favorable interest rates;

•       limit our ability to refinance our existing indebtedness or borrow additional funds in the future;

•       limit our flexibility in planning for, or reacting to, changing conditions in our business and industry; and

•       limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins.

Any of the foregoing impacts of our substantial indebtedness could have a material adverse effect on our business, financial condition and results of operations.

Despite our current indebtedness levels, we and our subsidiaries may be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not prohibit us or fully prohibit our subsidiaries from doing so. As of December 31, 2006, our senior credit facilities provided us commitments for additional aggregate borrowings (subject to borrowing base limitations) of approximately $1,611.1 million, and permitted additional borrowings beyond those commitments under certain circumstances. As of December 31, 2006, our U.S. fleet debt facilities, international fleet debt facilities and our fleet financing facility for our fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands provided us commitments for additional aggregate borrowings of approximately $1,500.0 million, the foreign currency equivalent of $1,236.4 million and $107.0 million, respectively, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we now face would increase. In addition, the instruments governing our indebtedness do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. On June 30, 2006, Hertz Holdings entered into a $1.0 billion loan facility in order to finance the payment of a special cash dividend of $4.32 per share on June 30, 2006. Although this facility was repaid in full with the proceeds from our initial public offering, we cannot assure you that Hertz Holdings will not enter into similar transactions in the future.

We may not be able to generate sufficient cash to service all of our debt, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments on our indebtedness, or to refinance our obligations under our debt agreements, will depend on the financial and operating performance of us and our subsidiaries, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business risk factors, many of which may be beyond our control, as described under “—Risks Related to Our Business” above.

We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness. In the future, our cash flows and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet scheduled debt service obligations. We also cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The instruments governing our indebtedness restrict our ability to dispose of assets and restrict the use of proceeds from any such dispositions. We cannot assure you we will be able to consummate those sales, or, if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet debt service obligations when due.

A significant portion of our outstanding indebtedness is secured by substantially all of our consolidated assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

Indebtedness under our senior credit facilities is secured by a lien on substantially all our assets (other than assets of foreign subsidiaries), including pledges of all or a portion of the capital stock of certain of our subsidiaries. Our senior notes and senior subordinated notes are unsecured and therefore do not have the benefit of such collateral. Accordingly, if an event of default were to occur under our senior credit facilities, the senior secured lenders under such facilities would have a prior right to our assets, to the exclusion of our general creditors, including the holders of our senior notes and senior subordinated notes. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under our senior credit facilities), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Furthermore, many of the subsidiaries that hold our U.S. and international car rental fleets in connection with our asset-backed financing programs are intended to be bankruptcy remote and the assets held by them may not be available to our general creditors in a bankruptcy unless and until they are transferred to a non-bankruptcy remote entity. As of December 31, 2006, substantially all of our consolidated assets, including our car and equipment rental fleets, have been pledged for the benefit of the lenders under our senior credit facilities or are subject to securitization facilities in connection with our U.S. and international fleet debt facilities. As a result, the lenders under these facilities would have a prior claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay all of our creditors and holders of our unsecured indebtedness may receive less, ratably, than the holders of our senior debt, and may not be fully paid, or may not be paid at all, even when other creditors receive full payment for their claims. In that event, holders of our equity securities would not be entitled to receive any of our assets or the proceeds therefrom. As discussed below, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial flexibility.

Our senior credit facilities and the indentures governing our senior notes and senior subordinated notes contain covenants that, among other things, restrict Hertz’s and its subsidiaries’ ability to:

•       dispose of assets;

•       incur additional indebtedness;

•       incur guarantee obligations;

•       prepay other indebtedness or amend other debt instruments;

•       pay dividends;

•       create liens on assets;

•       enter into sale and leaseback transactions;

•       make investments, loans or advances;

•       make acquisitions;

•       engage in mergers or consolidations;

•       change the business conducted by us; and

•       engage in certain transactions with affiliates.

In addition, under our Senior Credit Facilities, we are required to comply with financial covenants. If we fail to maintain a specified minimum level of borrowing capacity under our Senior ABL Facility, we will then be subject to financial covenants under that facility, including covenants that will obligate us to maintain a specified debt to Corporate EBITDA leverage ratio and a specified Corporate EBITDA to fixed charges coverage ratio. The financial covenants in our Senior Term Facility include obligations to maintain a specified debt to Corporate EBITDA leverage ratio and a specified Corporate EBITDA to interest expense coverage ratio for specified periods. Both our Senior ABL Facility and our Senior Term Facility also impose limitations on the amount of our capital expenditures. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. Our ability to comply with the covenants and restrictions contained in our senior credit facilities and the indentures for our senior notes and senior subordinated notes may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants or restrictions could result in a default under either our senior credit facilities or the indentures that would permit the applicable lenders or holders of the senior notes and senior subordinated notes, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In any such case, we may be unable to make borrowings under the senior credit facilities and may not be able to repay the amounts due under the senior credit facilities and the senior notes and senior subordinated notes. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

We are also subject to operational limitations under the terms of our ABS Program. For example, there are contractual limitations with respect to the cars that secure our ABS Program. These limitations are based on the identity or credit ratings of the cars’ manufacturers, the existence of satisfactory repurchase or guaranteed depreciation arrangements for the cars or the physical characteristics of the cars. As a result, we may be required to limit the percentage of cars from any one manufacturer or increase the credit enhancement related to the program and may not be able to take advantage of certain cost savings that might otherwise be available through manufacturers. If these limitations prevented us from purchasing, or retaining in our fleet, cars on terms that we would otherwise find advantageous, our results of operations could be adversely affected.

Further, the facilities relating to our international fleet financing contain a number of covenants, including a covenant that restricts the ability of Hertz International, Ltd., a subsidiary of ours that is the direct or indirect holding company of substantially all of our non-U.S. operating subsidiaries, to make dividends and other restricted payments (which may include payments of intercompany indebtedness), in an amount greater than €100 million plus a specified excess cash flow amount, calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until the later of one year from the Closing Date and such time as 50% of the commitments under the facilities on the Closing Date have been replaced by permanent take-out international asset-based facilities, the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of excess cash flow based on the percentage of facilities relating to our international fleet debt at the closing of the Acquisition that have been replaced by permanent take-out international asset-based facilities. These restrictions will limit the availability of funds from Hertz International, Ltd. and its subsidiaries to help us make payments on our indebtedness. Certain of these permanent take-out international asset-based facilities are expected to be novel and complicated structures. We cannot assure you that we will be able to complete such permanent take-out financings on terms acceptable to us or on a timely basis, if at all; if we are unable to do so, our liquidity and interest costs may be adversely affected. See “—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control.”

Certain of our Canadian subsidiaries are parties to our Senior ABL Facility and are not subject to these International Fleet Debt restrictions. Our non-U.S. subsidiaries, including the operations of these Canadian subsidiaries, accounted for approximately 30% of our total revenues and 24% of our Corporate EBITDA for the year ended December 31, 2006. See Note 10 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt, including borrowings under our Senior Credit Facilities, International Fleet Debt and certain of our other outstanding debt securities, bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability, including, in the case of the U.S. Fleet Debt and the International Fleet Debt, our Corporate EBITDA. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt. For a discussion of how we manage our exposure to changes in interest rates through the use of interest rate swap agreements on certain portions of our outstanding debt, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risks—Interest Rate Risk.”

The instruments governing our debt contain cross default or cross acceleration provisions that may cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument.

The indentures governing our senior notes and senior subordinated notes and the agreements governing our senior credit facilities contain numerous covenants and require us to meet certain financial ratios and tests which utilize Corporate EBITDA. Our failure to comply with the obligations contained in these agreements or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors. Such alternative measures could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Common Stock

We may have a contingent liability arising out of electronic communications sent to institutional accounts by a previously named underwriter that did not participate as an underwriter in the initial public offering of our common stock.

We understand that, during the week of October 23, 2006, several e-mails authored by an employee of a previously named underwriter for the initial public offering of our common stock were ultimately forwarded by employees of that underwriter to approximately 175 institutional accounts. We were not involved in any way in the preparation or distribution of the e-mail messages by the employees of this previously named underwriter, and we had no knowledge of them until after they were sent. We requested that the previously named underwriter notify the institutional accounts who received these e-mail messages from its employees that the e-mail messages were distributed in error and should be disregarded. In addition, this previously named underwriter did not participate as an underwriter in the initial public offering of our common stock.

The e-mail messages may constitute a prospectus or prospectuses not meeting the requirements of the Securities Act of 1933, as amended, or the “Securities Act.” We, the Sponsors and the other underwriters that participated in the initial public offering of our common stock disclaim all responsibility for the contents of these e-mail messages.

We do not believe that the e-mail messages constitute a violation by us of the Securities Act. However, if any or all of these communications were to be held by a court to be a violation by us of the Securities Act, the recipients of the e-mails, if any, who purchased shares of our common stock in the initial public offering might have the right, under certain circumstances, to require us to repurchase those shares. Consequently, we could have a contingent liability arising out of these possible violations of the Securities Act. The magnitude of this liability, if any, is presently impossible to quantify, and would depend, in part, upon the number of shares purchased by the recipients of the e-mails and the trading price of our common stock. If any liability is asserted, we intend to contest the matter vigorously.

Hertz Holdings is a holding company with no operations of its own that depends on its subsidiaries for cash.

The operations of Hertz Holdings are conducted almost entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations, if any, or to pay dividends is highly dependent on the earnings and the receipt of funds from its subsidiaries via dividends or intercompany loans. However, none of the subsidiaries of Hertz Holdings are obligated to make funds available to Hertz Holdings for the payment of dividends. In addition, payments of dividends and interest among the companies in our group may be subject to withholding taxes. Further, the terms of the indentures governing Hertz’s senior notes and senior subordinated notes and the agreements governing Hertz’s senior credit facilities and Hertz’s fleet debt facilities significantly restrict the ability of the subsidiaries of Hertz to pay dividends or otherwise transfer assets to Hertz Holdings. Furthermore, the subsidiaries of Hertz are permitted under the terms of Hertz’s senior credit facilities and other indebtedness to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to Hertz Holdings. See “—Restrictive covenants in certain of the agreements governing our indebtedness may adversely affect our financial flexibility.” In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

If the ownership of our common stock continues to be highly concentrated, it will prevent other stockholders from influencing significant corporate decisions.

The concentrated holdings of the funds associated with the Sponsors, certain provisions of the Stockholders Agreement among the funds and Hertz Holdings and the presence of these funds’ nominees on our board of directors of Hertz Holdings may result in a delay or the deterrence of possible changes in control of Hertz Holdings, which may reduce the market price of our common stock. The interests of the Sponsors may conflict with the interests of our other stockholders. See “Item 1A—Risk Factors—The Sponsors control us and may have conflicts of interest with us in the future.” Our board of directors has adopted corporate governance guidelines that will, among other things, address potential conflicts between a director’s interests and our interests. In addition, we have adopted a code of business conduct that, among other things, requires our employees to avoid actions or relationships that might conflict or appear to conflict with their job responsibilities or the interests of Hertz Holdings, and to disclose their outside activities, financial interests or relationships that may present a possible conflict of interest or the appearance of a conflict to management or corporate counsel. These corporate governance guidelines and code of business ethics will not, by themselves, prohibit transactions with our principal stockholders.

Our share price may decline due to the large number of shares eligible for future sale.

Sales of substantial amounts of our common stock, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities.

There were 320,618,692 shares of our common stock outstanding as of December 31, 2006. Of these shares, the shares of common stock sold in the initial public offering are freely transferable without restriction or further registration under the Securities Act, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. The remaining 232,383,692 shares of common stock outstanding will be restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, manner of sale, holding period and other limitations of Rule 144 or pursuant to an exemption from registration under Rule 701 under the Securities Act. In November 2006, we filed a registration statement under the Securities Act to register the shares of common stock to be issued under our stock incentive plans and, as a result, all shares of common stock acquired upon exercise of stock options and other equity-based awards granted under these plans will also be freely tradable under the Securities Act unless purchased by our affiliates. A total of 28.5 million shares of common stock are reserved for issuance under our stock incentive plans.

We, each of the funds associated with or designated by the Sponsors that currently own shares of our common stock, our executive officers and directors have agreed to a “lock-up,” meaning that, subject to certain exceptions, neither we nor they will sell any shares without the prior consent of the representatives of the underwriters before May 14, 2007. Following the expiration of this 180-day lock-up period, 229,500,000 of these shares of our common stock will be eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. In addition, our existing stockholders have the right under certain circumstances to require that we register their shares for resale. As of December 31, 2006, these registration rights apply to the 229,500,000 shares of our outstanding common stock owned by the investment funds affiliated with or designated by the Sponsors.

Our certificate of incorporation, by-laws and Delaware law may discourage takeovers and business combinations that our stockholders might consider in their best interests.

A number of provisions in our certificate of incorporation and by-laws, as well as anti-takeover provisions of Delaware law, may have the effect of delaying, deterring, preventing or rendering more difficult a change in control of Hertz Holdings that our stockholders might consider in their best interests. These provisions include:

•       establishment of a classified board of directors, with staggered terms;

•       granting to the board of directors sole power to set the number of directors and to fill any vacancy on the board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•       limitations on the ability of stockholders to remove directors;

•       the ability of our board of directors to designate and issue one or more series of preferred stock without stockholder approval, the terms of which may be determined at the sole discretion of the board of directors;

•       prohibition on stockholders from calling special meetings of stockholders;

•       establishment of advance notice requirements for stockholder proposals and nominations for election to the board of directors at stockholder meetings; and

•       prohibiting our stockholders from acting by written consent if investment funds affiliated with or designated by the Sponsors cease to collectively hold a majority of our outstanding common stock.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

Our certificate of incorporation and by-laws may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

We operate car rental locations at or near airports and in central business districts and suburban areas of major cities in North America (the United States, including Puerto Rico and the U.S. Virgin Islands, and Canada), Europe (France, Germany, Italy, the United Kingdom, Spain, the Netherlands, Switzerland, Belgium and Luxembourg), the Pacific (Australia and New Zealand) and Brazil, as well as retail used car sales locations in the United States and France. We operate equipment rental locations in North America (the United States and Canada) and Europe (France and Spain). We also operate headquarters, sales offices and service facilities in the foregoing countries in support of our car rental and equipment rental operations, as well as small car rental sales offices and service facilities in a select number of other countries in Europe and Asia.

Of such locations, fewer than 10% are owned by us. The remaining locations are leased or operated under concessions from governmental authorities and private entities. Those leases and concession agreements typically require the payment of minimum rents or minimum concession fees and often also require us to pay or reimburse operating expenses; to pay additional rent, or concession fees above guaranteed minimums, based on a percentage of revenues or sales arising at the relevant premises; or to do both. See Note 9 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

We own four major facilities in the vicinity of Oklahoma City, Oklahoma at which reservations for our car rental operations are processed, global information systems are serviced and major domestic and international accounting functions are performed. We also have a long-term lease for a reservation and financial center near Dublin, Ireland, at which we have centralized our European car rental reservation and customer relations and accounting functions, and we lease a reservation center in Saraland (Mobile County), Alabama to supplement the capacity of our Oklahoma City car rental reservation center. We maintain our executive offices in an owned facility in Park Ridge, New Jersey, and lease a European headquarters office in Uxbridge, England.

ITEM 3.                 LEGAL PROCEEDINGS

Fuel—Related Class Actions

We are a defendant in four purported class actions—filed in Texas, Oklahoma, New Mexico and Nevada—in which the plaintiffs have put forth alternate theories to challenge the application of our Fuel and Service Charge, or “FSC,” on rentals of cars that are returned with less fuel than when rented.

1.               Texas

On March 15, 2004, Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation was commenced in the 214th Judicial District Court of Nueces County, Texas. Gomez purports to be a class action filed alternatively on behalf of all persons who were charged a FSC by us or all Texas residents who were charged a FSC by us. The petition alleged that the FSC is an unlawful penalty and that, therefore, it is void and unenforceable. The plaintiff seeks an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys’ fees and costs. In response to various motions by us, the plaintiff filed two amended petitions which scaled back the putative class from a nationwide class to a class of all Texas residents who were charged a FSC by us or by our

Corpus Christi licensee. A new cause of action was also added for conversion for which the plaintiff is seeking punitive damages. After some limited discovery, we filed a motion for summary judgment in December 2004. That motion was denied in January 2005. The parties then engaged in more extensive discovery. In April 2006, the plaintiff further amended his petition by adding a cause of action for fraudulent misrepresentation and, at the plaintiff’s request, a hearing on the plaintiff’s motion for class certification was scheduled for August 2006. In May 2006, the plaintiff filed a fourth amended petition which deleted the cause of action for conversion and the plaintiff also filed a first amended motion for class certification in anticipation of the August 2006 hearing on class certification. After the hearing, the plaintiff filed a fifth amended petition seeking to further refine the putative class as including all Texas residents who were charged a FSC in Texas after February 6, 2000. In October 2006, the judge entered a class certification order which certified a class of all Texas residents who were charged an FSC in Texas after February 6, 2000. We are appealing the order.

2.               Oklahoma

On November 18, 2004, Keith Kochner, individually and on behalf of all similarly situated persons, v. The Hertz Corporation was commenced in the District Court in and for Tulsa County, State of Oklahoma. As with the Gomez case, Kochner purports to be a class action, this time on behalf of Oklahoma residents who rented from us and incurred our FSC. The petition alleged that the imposition of the FSC is a breach of contract and amounts to an unconscionable penalty or liquidated damages in violation of Article 2A of the Oklahoma Uniform Commercial Code. The plaintiff seeks an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys’ fees and costs. In March 2005, the trial court granted our motion to dismiss the action but also granted the plaintiff the right to replead. In April 2005, the plaintiff filed an amended class action petition, newly alleging that our FSC violates the Oklahoma Consumer Protection Act and that we have been unjustly enriched, and again alleging that our FSC is unconscionable under Article 2A of the Oklahoma Uniform Commercial Code. In May 2005, we filed a motion to dismiss the amended class action petition. In October 2005, the court granted our motion to dismiss, but allowed the plaintiff to file a second amended complaint and we then answered the complaint. Discovery has now commenced.

3.               New Mexico

On December 13, 2005, Janelle Johnson, individually and on behalf of all other similarly situated persons v. The Hertz Corporation was filed in the Second Judicial District Court of the County of Bernalillo, New Mexico. As with the Gomez and Kochner cases, Johnson purports to be a class action, this time on behalf of all New Mexico residents who rented from us and who were charged a FSC. The complaint alleges that the FSC is unconscionable as a matter of law under pertinent sections of the New Mexico Uniform Commercial Code and that, under New Mexico common law, the collection of FSC does not constitute valid liquidated damages, but rather is a void penalty. The plaintiff seeks an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and its actual cost. In the alternative, the plaintiff requests that the court exercise its equitable jurisdiction and order us to cease and desist from our unlawful conduct and to modify our lease provisions to conform with applicable provisions of New Mexico statutory and common law. The complaint also asks for attorneys’ fees and costs. We have removed the action to the U.S. District Court for the District of New Mexico and, in lieu of an answer, filed a motion to dismiss. In November 2006, the judge granted our motion to dismiss the liquidated damages claim and the substantive unconscionability claim but did not grant our motion to dismiss the procedural unconscionability claim or the claim for equitable relief. Plaintiff then amended her complaint to replead the unconscionability claim and to add a fraudulent misrepresentation claim. In December 2006, we filed a motion to dismiss the amended complaint and, in January 2007, the court quickly dismissed the new fraud claim and reaffirmed the dismissal of the substantive unconscionability claim. In February 2007, the plaintiff dismissed the case with prejudice.

4.               Nevada

On January 10, 2007, Marlena Guerra, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation was filed in the United States District Court for the District of Nevada. As with the Gomez and Kochner cases, Guerra purports to be a class action on behalf of all individuals and business entities who rented vehicles at Las Vegas McCarran International Airport and were charged a FSC. The complaint alleged that those customers who paid the FSC were fraudulently charged a surcharge required for fuel in violation of Nevada’s Deceptive Trade Practices Act. The plaintiff also alleged the FSC violates the Nevada Uniform Commercial Code, or “UCC,” since it is unconscionable and operates as an unlawful liquidated damages provision. Finally, the plaintiff claimed that we breached our own rental agreement—which the plaintiff claims to have been modified so as not to violate Nevada law—by charging the FSC, since such charges violate the UCC and/or the prohibition against fuel surcharges. The plaintiff seeks compensatory damages, including the return of all FSC paid or the difference between the FSC and its actual costs, plus prejudgment interest, attorneys’ fees and costs. In March 2007, we filed a motion to dismiss.

Other Consumer or Supplier Class Actions

1.               HERC LDW

On August 15, 2006, Davis Landscape, Ltd., individually and on behalf of all others similarly situated, v. Hertz Equipment Rental Corporation, or “HERC,” was filed in the United States District Court for the District of New Jersey. Davis Landscape, Ltd., purports to be a nationwide class action on behalf of all persons and business entities who rented equipment from HERC and who paid a Loss Damage Waiver, or “LDW,” charge. The complaint alleges that the LDW is deceptive and unconscionable as a matter of law under pertinent sections of New Jersey law, including the New Jersey Consumer Fraud Act and the New Jersey Uniform Commercial Code. The plaintiff seeks an unspecified amount of statutory damages under the New Jersey Consumer Fraud Act, an unspecified amount of compensatory damages with the return of all LDW charges paid, declaratory relief and an injunction prohibiting HERC from engaging in acts with respect to the LDW charge that violate the New Jersey Consumer Fraud Act. The complaint also asks for attorneys’ fees and costs. In October 2006, we filed an answer to the complaint. In November 2006, the plaintiff filed an amended complaint adding an additional plaintiff, Miguel V. Pro, an individual residing in Texas, and new claims relating to HERC’s charging of an “Environmental Recovery Fee.” Causes of action for breach of contract and breach of implied covenant of good faith and fair dealing were also added. In January 2007, we filed an answer to the amended complaint. Discovery has now commenced.

2.               Concession Fee Recoveries

On October 13, 2006, Janet Sobel, Daniel Dugan Ph.D., and Lydia Lee, individually and on behalf of all others similarly situated, v. The Hertz Corporation and Enterprise Rent-A-Car Company was filed in the United States District Court for the District of Nevada. Sobel purports to be a nationwide class action on behalf of all persons who rented cars from Hertz or Enterprise at airports in Nevada and whom Hertz or Enterprise charged airport concession recovery fees. The complaint alleged that the airport concession recovery fees violate certain provisions of Nevada law, including Nevada’s Deceptive Trade Practices Act. The plaintiffs seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz and Enterprise from quoting or charging any of the fees prohibited by Nevada law. The complaint also asks for attorneys’ fees and costs. In November 2006, the plaintiffs and Enterprise stipulated and agreed that claims against Enterprise would be dismissed without prejudice. In January 2007, we filed a motion to dismiss.

We believe that we have meritorious defenses in the foregoing matters and will defend ourselves vigorously.

In addition, we are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us and our licensees. In the aggregate, we can be expected to expend material sums to defend and settle public liability and property damage actions and claims or to pay judgments resulting from them.

On February 19, 2007, The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. was filed in the United States District Court for the District of Massachusetts. In this action, we and our co-plaintiff seek damages and injunctive relief based upon allegations that Enterprise and its corporate parent, The Crawford Group, Inc., unlawfully engaged in anticompetitive and unfair and deceptive business practices by claiming to customers of Hertz that once Enterprise obtains a patent it has applied for relating to its insurance replacement reservation system, Hertz will be prevented from using the co-plaintiff’s EDiCAR system, which Hertz currently uses in its insurance replacement business. The complaint alleges, among other things, that Enterprise’s threats are improper because the Enterprise patent, once issued, should be invalid and unenforceable. See “Item 1A—Risk Factors—Risks Related to Our Business—Claims that the software products and information systems that we rely on are infringing on the intellectual property rights of others could increase our expenses or inhibit us from offering certain services, which could adversely affect our results of operations.”

In addition to the foregoing, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to us or any of our subsidiaries involved. Although the amount of liability with respect to these matters cannot be ascertained, potential liability in excess of related accruals is not expected to materially affect our consolidated financial position, results of operations or cash flows but it could be material in the period in which it is recorded.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, number of years employed by our Company as of March 29, 2007 and positions of our executive officers.

Name	Age	Number of Years Employed by Us	Position
Mark P. Frissora	51	—	Chief Executive Officer and Chairman of the Board
Paul J. Siracusa	62	37	Executive Vice President and Chief Financial Officer
Joseph R. Nothwang	60	30	Executive Vice President and President, Vehicle Rental and Leasing, The Americas and Pacific
Brian J. Kennedy	65	23	Executive Vice President, Marketing & Sales
Gerald A. Plescia	51	27	Executive Vice President and President, HERC
Michel Taride	50	21	Executive Vice President and President, Hertz Europe Limited
Harold E. Rolfe	49	8	Senior Vice President, General Counsel & Secretary
Charles L. Shafer	62	41	Senior Vice President, Quality Assurance & Administration
Richard J. Foti	60	28	Controller
Elyse Douglas	51	—	Treasurer

Mr. Frissora has served as the Chief Executive Officer, or “CEO,” and Chairman of the Board of Hertz and Hertz Holdings since January 1, 2007 and as CEO and a director of Hertz and Hertz Holdings since July 19, 2006. Prior to joining Hertz and Hertz Holdings, Mr. Frissora served as Chief Executive Officer of Tenneco Inc. from November 1999 to July 2006 and as President of the automotive operations of Tenneco Inc. from April 1999 to July 2006. He also served as the Chairman of Tenneco Inc. from March 2000 to July 2006. From 1996 to April 1999, he held various positions within Tenneco Inc.’s automotive operations, including Senior Vice President and General Manager of the worldwide original equipment business. Previously Mr. Frissora served as a Vice President of Aeroquip Vickers Corporation from 1991 to 1996. In the 15 years prior to joining Aeroquip Vickers, he served for ten years with General Electric and five years with Philips Lighting Company in management roles focusing on product development and marketing. He is a director of NCR Corporation, where he serves on its compensation committee.

Mr. Siracusa has served as the Executive Vice President and Chief Financial Officer of Hertz Holdings since the Acquisition in December 2005. He has served as the Executive Vice President and Chief Financial Officer of Hertz since August 1997. From January 1996 to August 1997, he served as Vice President, Finance and Chief Financial Officer, Hertz International, Ltd., based in England. He served as Staff Vice President and Controller Worldwide Rent A Car for Hertz from August 1994 until December 1995 and has served in various other financial positions with us since 1969. Mr. Siracusa served as a director on Hertz’s Board of Directors from January 2004 until December 2005.

Mr. Nothwang has served as the Executive Vice President and President of Vehicle Rental and Leasing, The Americas and Pacific, for Hertz since January 2000 and as the Executive Vice President and President of Vehicle Rental and Leasing, The Americas and Pacific of Hertz Holdings since June 2006. From September 1995 until December 1999 he was Executive Vice President and General Manager, U.S. Car Rental Operations for Hertz. From August 1993 until August 1995 he was Vice President and General Manager U.S. Car Rental Operations for Hertz. Prior to that he was Division Vice President, Region Operations for Hertz since 1985. He served in various other operating positions with Hertz between 1976 and 1985.

Mr. Kennedy has served as Hertz’s Executive Vice President, Marketing & Sales since February 1988 and as the Executive Vice President, Sales & Marketing, of Hertz Holdings since June 2006. From May 1987 through January 1988, he served as Executive Vice President and General Manager of Hertz’s Car Rental Division, prior to which, from October 1983, he served as Senior Vice President, Marketing for Hertz.

Mr. Plescia has served as the Executive Vice President and President, HERC since July 1997 and as the Executive Vice President and President, HERC, of Hertz Holdings since June 2006. From September 1991 until June 1997, he served as Division Vice President, Field Operations, HERC and has served in various other operations and financial positions with us since 1979.

Mr. Taride has served as the Executive Vice President and President, Hertz Europe Limited since January 2004 and as the Executive Vice President and President, Hertz Europe Limited, of Hertz Holdings since June 2006. From January 2003 until December 2003, he served as Vice President and President, Hertz Europe Limited. From April 2000 until December 2002, he served as Vice President and General Manager, Rent A Car, Hertz Europe Limited. From July 1998 to March 2000, he was General Manager, Rent A Car France and HERC Europe. Previously, he served in various other operating positions in Europe from 1980 to 1983 and from 1985 to 1998.

Mr. Rolfe has served as the Senior Vice President, General Counsel and Secretary of Hertz Holdings since June 2006. He served as the General Counsel and Secretary of Hertz Holdings from December 2005 until June 2006 and as the Senior Vice President, General Counsel and Secretary of Hertz since May 1999. He served as the Senior Vice President and General Counsel of Hertz from October 1998 to May 1999. Previously he served as Vice President and General Counsel, Corporate Property Investors, New York, New York from June 1991 until September 1998.

Mr. Shafer has served as the Senior Vice President, Quality Assurance & Administration for Hertz since January 2003 and as the Senior Vice President, Quality Assurance & Administration of Hertz Holdings since June 2006. From February 1998 until December 2002, he had served as Vice President and President, Hertz Europe Limited. From January 1991 until January 1998, he was Division Vice President, Western Region Rent A Car Operations for Hertz. He served in various other operating positions with Hertz from 1966 to 1990.

Mr. Foti has served as the Controller of Hertz Holdings since December 21, 2005 and as the Staff Vice President and Controller of Hertz since July 1997. Previously he served as Staff Vice President, Internal Audit for Hertz from February 1990 until June 1997. Previously he served in various other financial positions with us since 1978.

Ms. Douglas has served as the Treasurer of Hertz Holdings and Hertz since July 2006. Prior to joining Hertz Holdings and Hertz, Ms. Douglas served as Treasurer of Coty Inc. from December 1999 until July 2006. Previously, Ms. Douglas served as an Assistant Treasurer of Nabisco from June 1995 until December 1999.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NYSE on November 16, 2006. On March 27, 2007, there were 402 registered holders of our common stock. The following table sets forth, for the period indicated, the highest and lowest closing sale price for our common stock since our initial public offering, or “IPO,” as reported by the NYSE:

2006	High	Low
4th Quarter (commencing November 16, 2006)	$17.39	$14.75

There were no repurchases of our equity securities by us or on our behalf during the fourth quarter of 2006 and we do not have a formal or publicly announced stock repurchase program.

CURRENT DIVIDEND POLICY

We do not expect to pay dividends on our common stock for the foreseeable future. The agreements governing our indebtedness restrict our ability to pay future dividends. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing.”

PRE-IPO DIVIDENDS

On June 30, 2006, we paid special dividends of $4.32 per share to the holders of our common stock, totaling approximately $999.2 million. On November 21, 2006, we paid a special cash dividend to holders of record of our common stock immediately prior to the IPO in an amount of $1.12 per share, or approximately $260.3 million in the aggregate.

USE OF PROCEEDS FROM REGISTERED SECURITIES

On November 15, 2006, we registered 88,235,000 shares of our common stock for an aggregate offering price of $1,323.5 million in our initial public offering. On November 21, 2006 we closed the sale of our common stock at a price of $15.00 per share in an underwritten initial public offering. This offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-135782), which the Securities and Exchange Commission declared effective on November 15, 2006. Goldman, Sachs & Co., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as managing underwriters in the offering. Of the $1,323.5 million of gross proceeds raised in the offering:

•       approximately $56.2 million was paid to the underwriters in connection with the underwriting discount;

•       approximately $7.0 million was used in connection with offering expenses, printing fees, listing fees, filing fees, accounting fees and legal fees;

•       approximately $1,000.0 million was used to repay borrowings outstanding under the Hertz Holdings Loan Facility and to pay related fees and expenses; and

•       approximately $260.3 million was used to pay special cash dividends of $1.12 per share on November 21, 2006 to stockholders of record of Hertz Holdings immediately prior to the initial public offering.

RECENT SALES OF UNREGISTERED SECURITIES

None

RECENT PERFORMANCE

The following graph compares the cumulative total stockholder return on Hertz Global Holdings, Inc. Common Stock with the Russell 1000 Index and the Hemscott Industry Group 761 - Rental & Leasing Services. The Russell 1000 Index is included because it is comprised of the 1,000 largest publicly traded issuers and has a median total market capitalization of approximately $5 billion which is similar to our total market capitalization. The Hemscott Industry Group 761 - Rental & Leasing Services is a published, market capitalization-weighted index representing 24 stocks of companies that rent or lease various durable goods to the commercial and consumer market including cars and trucks, medical and industrial equipment, appliances, tools and other miscellaneous goods, including Hertz Global Holdings, Inc., ABG, DTG and URI.

The results are based on an assumed $100 invested on November 15, 2006, at the market close, through December 31, 2006.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG HERTZ GLOBAL HOLDINGS,
RUSSELL 1000 INDEX AND HEMSCOTT GROUP INDEX

ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING DECEMBER 31, 2006

Equity Compensation Plan Information

The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders	15,748,354	$5.85	12,751,646
Equity compensation plans not approved by securityholders	—	N/A	—
Total	15,748,354	$5.85	12,751,646

ITEM 6.                 SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information and other data for our business. The selected consolidated statement of operations data for the year ended December 31, 2006, the Successor period ended December 31, 2005, the Predecessor period ended December 20, 2005 and the year ended December 31, 2004 and the selected consolidated balance sheet data as of December 31, 2006 and 2005 presented below were derived from our consolidated financial statements and the related notes thereto included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

You should read the following information in conjunction with the section of this Annual Report entitled “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

	Successor		Predecessor
		For the Periods From
(In millions of dollars, except per share data)	Year ended December 31, 2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Statement of Operations Data
Revenues:
Car rental	$6,273.6	$129.4	$5,820.5	$5,430.8	$4,819.3	$4,537.6
Equipment rental	1,672.1	22.5	1,392.4	1,162.0	1,037.8	1,018.7
Other(a)	112.7	2.6	101.8	83.2	76.6	82.1
Total revenues	8,058.4	154.5	7,314.7	6,676.0	5,933.7	5,638.4
Expenses:
Direct operating	4,476.0	103.0	4,086.3	3,734.4	3,316.1	3,093.0
Depreciation of revenue earning equipment(b)	1,757.2	43.8	1,555.9	1,463.3	1,523.4	1,499.5
Selling, general and administrative	723.9	15.1	623.4	591.3	501.7	463.1
Interest, net of interest income(c)	900.7	25.8	474.2	384.4	355.0	366.4
Total expenses	7,857.8	187.7	6,739.8	6,173.4	5,696.2	5,422.0
Income (loss) before income taxes and minority interest	200.6	(33.2)	574.9	502.6	237.5	216.4
(Provision) benefit for taxes on income(d)	(68.0)	12.2	(191.3)	(133.9)	(78.9)	(72.4)
Minority interest	(16.7)	(0.3)	(12.3)	(3.2)	—	—
Income (loss) before cumulative effect of change in accounting principle	115.9	(21.3)	371.3	365.5	158.6	144.0
Cumulative effect of change in accounting principle(e)	—	—	—	—	—	(294.0)
Net income (loss)	$115.9	$(21.3)	$371.3	$365.5	$158.6	$(150.0)
Weighted average shares outstanding (in millions)(f)
Basic	242.5	229.5	229.5	229.5	229.5	229.5
Diluted	243.4	229.5	229.5	229.5	229.5	229.5
Earnings (loss) per share(f)
Basic	$0.48	$(0.09)	$1.62	$1.59	$0.69	$(0.65)
Diluted	$0.48	$(0.09)	$1.62	$1.59	$0.69	$(0.65)
Other Financial Data
Net non-fleet capital expenditures	$159.8	$7.3	$261.9	$227.1	$172.1	$189.2

	Successor		Predecessor
	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data
Cash and equivalents and short-term investments	$674.5	$843.9	$1,235.0	$1,110.1	$601.3
Total assets(g)	18,677.4	18,580.9	14,096.4	12,579.0	11,128.9
Total debt	12,276.2	12,515.0	8,428.0	7,627.9	7,043.2
Stockholders’ equity(h)	2,534.6	2,266.2	2,670.2	2,225.4	1,921.9

(a)             Includes fees and certain cost reimbursements from our licensees and revenues from our car leasing operations and third-party claim management services.

(b)            For the year ended December 31, 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005, depreciation of revenue earning equipment was reduced by $13.1 million, $1.2 million and $33.8 million, respectively, resulting from the net effects of changing depreciation rates to reflect changes in the estimated residual value of revenue earning equipment. For the year ended December 31, 2006, the Successor period ended December 31, 2005, the Predecessor period ended December 20, 2005, and the years ended December 31, 2004, 2003 and 2002, depreciation of revenue earning equipment includes net gains of $35.9 million, $2.1 million, $68.3 million, $57.2 million, a net loss of $0.8 million and a net gain of $10.8 million, respectively, from the disposal of revenue earning equipment.

(c)             For the year ended December 31, 2006, the Successor period ended December 31, 2005, the Predecessor period ended December 20, 2005, and the years ended December 31, 2004, 2003 and 2002, interest income was $42.6 million, $1.1 million, $36.1 million, $23.7 million, $17.9 million and $10.3 million, respectively.

(d)            For the year ended December 31, 2006, we established valuation allowances of $9.8 million relating to the realization of deferred tax assets attributable to net operating losses and other temporary differences in certain European countries. Additionally, certain tax reserves were recorded for certain federal and state contingencies. The Predecessor period ended December 20, 2005 includes the reversal of a valuation allowance on foreign tax credit carryforwards of $35.0 million (established in 2004) and favorable foreign tax adjustments of $5.3 million relating to periods prior to 2005, partly offset by a $31.3 million provision relating to the repatriation of foreign earnings. The Predecessor period ended December 31, 2004 includes benefits of $46.6 million relating to net adjustments to federal and foreign tax accruals.

(e)             Cumulative effect of change in accounting principle represents a non-cash charge for the year ended December 31, 2002, related to impairment of goodwill in our equipment rental business, recognized in accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

(f)                Amounts for the Successor period ended December 31, 2005 and the Predecessor periods are computed based upon 229,500,000 shares of common stock outstanding immediately after the Acquisition applied to our historical net income (loss) amounts. Amounts for the Successor year ended December 31, 2006 are computed based on the weighted average shares outstanding during the period applied to our historical net income (loss) amount. Due to the changes in our capital structure, historical share and per share data will not be comparable to, or meaningful in the context of, future periods.

(g)            Substantially all of our revenue earning equipment, as well as certain related assets, are owned by special purpose entities, or are subject to liens in favor of our lenders under our Senior ABL Facility, our asset-backed securities program, our International Fleet Debt Facilities or the fleet financing facility relating to our car rental fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under our Senior Credit Facilities, and substantially all our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under our International Fleet Debt Facilities or (in the case of our Canadian HERC business) our Senior ABL Facility. None of such assets are available to satisfy the claims of our general creditors. For a description of those facilities, see “Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources.”

(h)             Includes equity contributions totaling $2,295 million to Hertz Holdings from investment funds associated with or designated by the Sponsors on or prior to December 21, 2005, net proceeds from the sale of stock to employees and the initial public offering of approximately $1,284.5 million and the payment of special cash dividends to our stockholders of approximately $999.2 million on June 30, 2006 and approximately $260.3 million on November 21, 2006.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition covers periods prior to the consummation of the Transactions. Accordingly, the discussion and analysis of historical periods prior to the year ended December 31, 2006 does not reflect the significant impact that the Transactions had on us, including significantly increased leverage and liquidity requirements. The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A—Risk Factors.” The following discussion and analysis provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operation. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A—Risk Factors,” “Item 6—Selected Financial Data” and our consolidated financial statements and related notes included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Overview

We are engaged principally in the business of renting cars and renting equipment.

Our revenues primarily are derived from rental and related charges and consist of:

•       Car rental revenues (revenues from all company-operated car rental operations, including charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and the sale of loss or collision damage waivers, liability insurance coverage and other products);

•       Equipment rental revenues (revenues from all company-operated equipment rental operations, including amounts charged to customers for the fueling and delivery of equipment and sale of loss damage waivers); and

•       Other revenues (fees and certain cost reimbursements from our licensees and revenues from our car leasing operations and our third-party claim management services).

Our equipment rental business also derives revenues from the sale of new equipment and consumables.

Our expenses primarily consist of:

•       Direct operating expenses (primarily wages and related benefits; commissions and concession fees paid to airport authorities, travel agents and others; facility, self-insurance and reservations costs; the cost of new equipment and consumables purchased for resale; and other costs relating to the operation and rental of revenue earning equipment, such as damage, maintenance and fuel costs);

•       Depreciation expense relating to revenue earning equipment (including net gains or losses on the disposal of such equipment). Revenue earning equipment includes cars and equipment;

•       Selling, general and administrative expenses (including advertising); and

•       Interest expense, net of interest income.

The car and equipment rental industries are significantly influenced by general economic conditions. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic. Our profitability is primarily a function of the volume and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price of cars and equipment or interest rates can also have a significant effect on our profitability depending on our ability to adjust pricing for these changes. In the United States, increases of approximately 17% in monthly per-car depreciation costs for 2006 model year program cars began to adversely affect our results of operations in the fourth quarter of 2005, as those cars began to enter our fleet. On a comparable basis, we expect 2007 model year program vehicle depreciation costs to rise approximately 20% and per-car depreciation costs for 2007 model year U.S. risk cars to decline slightly. As a consequence of those changes in per-car costs, as well as the larger proportion of our U.S. fleet we expect to purchase as risk cars and other actions we expect to take to mitigate program car cost increases, we expect our net per-car depreciation costs for 2007 model year cars in the United States will increase by approximately 5% from our net per-car depreciation costs for 2006 model year U.S. cars. We began to experience the impact of those cost changes and mitigation actions in the fourth quarter of 2006, as substantial numbers of 2007 model year cars began to enter our U.S. rental fleet. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures.

Our car rental and equipment rental operations are seasonal businesses, with decreased levels of business in the winter months and heightened activity during the spring and summer. We have the ability to dynamically manage fleet capacity, the most significant portion of our cost structure, to meet market demand. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, fleet and staff are decreased accordingly. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements, including efficiency initiatives and use of our information systems, to help manage our variable costs. Approximately two-thirds of our typical annual operating costs represent variable costs, while the remaining one-third are fixed or semi-fixed. We also maintain a flexible workforce, with a significant number of part time and seasonal workers. However, certain operating expenses, including minimum concession fees, rent, insurance, and administrative overhead, remain fixed and cannot be adjusted for seasonal demand.

As part of our effort to implement our strategy of reducing operating costs, we are evaluating our workforce and operations and making adjustments, including headcount reductions and process improvements to optimize work flow at rental locations and maintenance facilities as well as streamlining our back-office operations, that we believe are necessary and appropriate. When we make adjustments to our workforce and operations, we may incur incremental expenses that delay the benefit of a more efficient workforce and operating structure, but we believe that increasing our operating efficiency and reducing the costs associated with the operation of our business are important to our long-term competitiveness.

On January 5, 2007, we announced the first in a series of initiatives to further improve our competitiveness through targeted job reductions affecting approximately 200 employees primarily at our corporate headquarters in Park Ridge, New Jersey and our U.S. service center in Oklahoma City. These reductions are expected to result in annualized savings of up to $15.8 million. We expect to incur an estimated $3.3 million to $3.8 million restructuring charge in the first quarter of 2007 for severance and related costs arising from these reductions.

On February 28, 2007, we announced the second initiative to further improve our competitiveness and industry leadership through targeted job reductions affecting approximately 1,350 employees primarily in our U.S. car rental operations, with much smaller reductions occurring in U.S. equipment rental operations, the corporate headquarters in Park Ridge, New Jersey, and the U.S. service center in Oklahoma City, as well as in Canada, Puerto Rico, Brazil, Australia and New Zealand. These

reductions are expected to result in annualized savings of up to $125.0 million. We expect to incur an estimated $9.0 million to $11.0 million restructuring charge in the first quarter of 2007 for severance and related costs arising from these reductions.

Further cost reduction initiatives are in process. We currently anticipate incurring future charges to earnings in connection with those initiatives; however, we have not yet developed detailed estimates of these expenses.

In the United States, industry revenues from airport rentals only in 2004 returned to levels seen before the 2001 recession and the September 11, 2001 terrorist attacks. For the year ended December 31, 2006, based on publicly available information, we believe some U.S. car rental companies experienced transaction day growth and pricing increases compared to comparable prior periods. For the year ended December 31, 2006, we experienced a less than one percentage point volume decline versus the prior period in the U.S., while pricing was up over three percentage points. The volume decline was the result of a reduction in fleet volume given significant fleet cost increases, higher leisure pricing for the period from March through May 2006 and the difficult comparison in the quarter ending December 31, 2006 due to the extraordinarily high volumes of post-hurricane rentals in the Gulf Coast and Florida areas in 2005. During the year ended December 31, 2006, we experienced low to mid single digit transaction day growth in our European operations and our car rental pricing was above the level of our pricing during the year ended December 31, 2005.

In the three years ended December 31, 2006, we increased the number of our off-airport rental locations in the United States by approximately 32% to approximately 1,380 locations. Revenues from our U.S. off-airport operations grew during the same period, representing $885.2 million, $843.7 million, $697.4 and $576.9 million of our total car rental revenues in the years ended December 31, 2006, 2005, 2004 and 2003, respectively. In 2007 and subsequent years our strategy may include selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location’s replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues, and as a result revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operation.

From 2001 to 2003, the equipment rental industry experienced downward pricing, measured by the rental rates charged by rental companies. For the years ended December 31, 2004, 2005 and 2006, we believe industry pricing, measured in the same way, improved in the United States and Canada and only started to improve towards the end of 2005 in France and Spain. HERC also experienced higher equipment rental volumes worldwide for the years ended December 31, 2005 and 2006. HERC slightly contracted its network of equipment rental locations during the 2001 to 2003 downturn in construction activities. HERC added five new locations in the United States in 2004 and six new locations in 2005. During the year ended December 31, 2006, HERC added ten new U.S. locations and two new Canadian locations. HERC expects to add approximately 15 to 20 additional new locations in the United States and three additional locations in Canada in 2007. In its U.S. expansion, we expect HERC will incur non-fleet start-up costs of approximately $0.6 million per location and additional fleet acquisition costs over an initial twelve-month period of approximately $5.4 million per location.

Property damage and business interruption from the 2005 hurricanes in Florida and other Gulf Coast states did not have a material effect on our results of operations for the year ended December 31, 2005.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in our financial statements and accompanying notes.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements and changes in these judgments and estimates may impact our future results of operations and financial condition. For additional discussion of our accounting policies, see Note 1 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Revenue Earning Equipment

Our principal assets are revenue earning equipment, which represented approximately 53% of our total assets as of December 31, 2006. Revenue earning equipment consists of vehicles utilized in our car rental operations and equipment utilized in our equipment rental operations. For the year ended December 31, 2006, 64% of the vehicles purchased for our U.S. and international car rental fleet were subject to repurchase by automobile manufacturers under contractual repurchase and guaranteed depreciation programs, subject to certain manufacturers’ car condition and mileage requirements, at a specific price during a specified time period. These programs limit our residual risk with respect to vehicles purchased under the programs. For all other vehicles, as well as equipment acquired by our equipment rental business, we use historical experience and monitor market conditions to set depreciation rates. When revenue earning equipment is acquired, we estimate the period that we will hold the asset. Depreciation is recorded on a straight-line basis over the estimated holding period, with the objective of minimizing gain or loss on the disposition of the revenue earning equipment. Depreciation rates are reviewed on an ongoing basis based on management’s routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. Upon disposal of the revenue earning equipment, depreciation expense is adjusted for the difference between the net proceeds received and the remaining net book value. As market conditions change, we adjust our depreciation rates prospectively, over the remaining holding period, to reflect these changes in market conditions. See Note 7 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Public Liability and Property Damage

The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment represents an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The adequacy of the liability is regularly monitored based on evolving accident claim history. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Pensions

Our employee pension costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension costs and obligations.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or “SFAS” No. 158, or “SFAS No. 158,” “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension plans, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS No. 158 were effective as of our fiscal year ending December 31, 2006. The effect of applying SFAS No. 158 as of December 31, 2006 was as follows (in thousands of dollars):

	Before application of SFAS No. 158	Adjustments Increase (Decrease)	After application of SFAS No. 158
Accrued salaries and other compensation	$474,777	$(11,311)	$463,466
Deferred taxes on income	1,796,200	4,873	1,801,073
Total liabilities	16,134,464	(6,438)	16,128,026
Accumulated other comprehensive income	88,090	6,438	94,528
Total stockholders’ equity	2,528,124	6,438	2,534,562

See Note 5 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Goodwill and Other Intangible Assets

We review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Our annual review is conducted in the second quarter of each year. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of goodwill exceeds its fair value. In addition, SFAS No. 142 requires that goodwill be tested at least annually using a two-step process. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. We estimate the fair value of our reporting units using a discounted cash flow methodology. A significant decline in the projected cash flows used to determine fair value could result in a goodwill impairment charge.

The Acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the Acquisition date. Consequently, as a result of the Acquisition, we have recognized significant intangible assets. In accordance with SFAS No. 142, we reevaluate the estimated useful lives of our intangible assets annually or as circumstances change. Those intangible assets considered to have indefinite useful lives are evaluated for impairment on an annual basis, by comparing the fair value of the intangible asset to its carrying value. In addition, whenever events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable, we will perform an impairment review. We estimate the fair value of our intangible assets using a discounted cash flow methodology. Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Our estimates are based upon historical trends, management’s knowledge and experience and overall economic factors. While we believe our estimates are reasonable, different assumptions regarding items such as future cash flows and volatility in the markets we serve could affect our evaluations and result in an impairment charge to the carrying amount of our goodwill and our intangible assets.

See Note 2 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

During 2006, a third party was engaged to perform a comprehensive analysis of our deferred taxes in order to remediate a significant deficiency noted during the 2005 testing of internal controls over financial reporting related to income taxes. The domestic deferred tax analysis was finalized in the fourth quarter of 2006 and resulted in a $159.4 million decrease to our deferred tax liability and a $156.3 million decrease to our goodwill. We have determined that these adjustments were not material to our current or previously issued consolidated financial statements.

See Note 8 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or the “FASB,” revised its SFAS, No. 123, with SFAS No. 123R, “Share-Based Payment.” The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. We have accounted for our employee stock-based compensation awards in accordance with SFAS No. 123R. As disclosed in Note 6 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data,” we estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected term, dividend yield, risk-free interest rate and forfeiture rate. The non-cash stock-based compensation expense associated with the Hertz Holdings Stock Incentive Plan is pushed down from Hertz Holdings and recorded on the books at the Hertz level.

As described under “—Hertz Holdings Stock Incentive Plan,” Hertz Holdings granted or modified options to purchase shares of its common stock and sold shares of its common stock to certain of its employees in May, June and August of 2006. Our management and the compensation committee of our Board of Directors determined that the fair value per share of our common stock was $10.00 ($4.56 after giving effect to special cash dividends paid on June 30, 2006 and November 21, 2006) as of May 15, 2006, $12.00 per share ($6.56 after giving effect to special cash dividends paid on June 30, 2006 and November 21, 2006) as of June 30, 2006 and $6.56 as of August 15, 2006 (after adjustment for the special cash dividend paid on November 21, 2006). Determining the fair value of our common stock as of each of these dates required making subjective judgments. Hertz engaged an independent valuation specialist to perform a valuation of the common stock of Hertz Holdings as of

May 15, 2006, June 30, 2006 and August 15, 2006 to assist management and the compensation committee of our Board of Directors in connection with the determination of the fair market value of our common stock as of these dates.

Several events that occurred over the period from late August through September 2006, as well as the proximity of the then-proposed initial public offering of our common stock, led us to reconsider the method used for estimating the fair value of our common stock under SFAS No. 123R as of August 15, 2006, and we have subsequently determined that the fair value of our common stock as of August 15, 2006 should be $16.37 per share, rather than $7.68 ($6.56 after adjustment for the special cash dividend paid on November 21, 2006) as had originally been determined at that time. In determining the fair value per share of our common stock as of the August 15, 2006 date, we placed significantly greater weight on these additional events than on the valuation report prepared by the independent valuation specialist as of August 15, 2006.

The events that led us to reconsider the fair value of our common stock as of August 15, 2006, in addition to the proximity of the offering, include the emergence of an actively traded car rental industry participant comparable in size to us, ABG, and the related increase in analyst coverage of the car rental industry, with the associated emergence of coverage that includes fully developed, forward-looking income statement, balance sheet and revenue models and price targets and multiples for industry participants that utilize a more standardized valuation metric that utilizes measures similar to what Hertz Holdings refers to as “Corporate EBITDA.” Before ABG’s emergence as a stand-alone public company and the industry research that has been associated with it, there was limited forward-looking industry trend information or valuation information available to provide forward-looking valuation benchmarks for companies in the car rental industry. This situation changed in August and September 2006 as analysts from major investment banking firms developed detailed projections models and provided their views of industry trends. Also in September 2006, analysts from two major investment banking firms each published their views with respect to trends in the car rental industry and of the appropriate valuation for ABG, including forward-looking price targets for ABG’s stock. Each of these factors was also considered important when determining the initial public offering price range for our common stock.

We determined the fair value of our common stock as of August 15, 2006 for financial reporting purposes by applying a marketability discount, reflecting the likelihood and timing of the successful completion of the then-proposed initial public offering of our common stock as of August 15, 2006, to the assumed initial public offering price range of $16.00 or $18.00 per share.

The options granted on August 15, 2006 were issued at strike prices of $7.68 per share ($6.56 after adjustment for the special cash dividend paid on November 21, 2006), $10.68 per share ($9.56 after adjustment for the special cash dividend paid on November 21, 2006) and $15.68 per share ($14.56 after adjustment for the special cash dividend paid on November 21, 2006), and we will record compensation expense totaling $19.0 million based on a fair value per share of $16.37 that will be amortized over the service period that began on the grant date. We also recognized compensation expense of $13.2 million associated with the difference between the price of $7.68 per share ($6.56 after adjustment for the special cash dividend paid on November 21, 2006) paid for the stock issued on August 15, 2006 and the reassessed fair value per share of $16.37 in the third quarter of 2006.

Because the shares sold in May 2006 were issued at a price at least equal to the fair market value of our common stock on the date of the issuances, we were not required to recognize compensation expense associated with these issuances. The compensation expense for the stock options we issued in May and June 2006 was initially determined to be $72.9 million, which we will recognize over the service period that began on the grant dates. As a result of a modification of these options made in June 2006 in connection with the special cash dividend paid on June 30, 2006, an additional $14.1 million of compensation expense will also be recognized over the remaining service period of the options. In June 2006 we sold shares to Craig R. Koch, our former Chief Executive Officer, for less than their fair value as determined as of the date of issuance, and recognized compensation expense of $0.2 million as a result. See “—Hertz Holdings Stock Incentive Plan.”

If the fair value of our common stock exceeded the May 2006 option strike price by $1.00, we would have had to record additional compensation expense of $10.8 million in the aggregate over the service period of those options beginning in the second quarter of 2006, as well as a charge of $1.8 million in the aggregate as compensation expense associated with the May 2006 stock sales, the full amount of which would have been required to be recorded in the second quarter of 2006. If the fair value of our common stock had been $1.00 higher at the time of the special cash dividend paid on June 30, 2006, we would have had to recognize additional expense, related to the modification of the exercise price of the options, of $1.5 million, to be amortized over the service period of those options.

Prior to the consummation of the initial public offering of the common stock of Hertz Holdings on November 21, 2006, Hertz Holdings declared a special cash dividend, to be paid promptly following the completion of the offering. In connection with the special cash dividend, Hertz Holdings’ outstanding stock options were adjusted to preserve the intrinsic value of the options, consistent with applicable tax law and the terms of the Stock Incentive Plan. The Board approved this modification on October 12, 2006. Beginning on that date, the cost of the modification was recognized ratably over the remainder of the requisite service period for each grant. Because the modification was effective before the amount of the dividend was known, the cost of the modification reflected the assumption that the dividend would be funded by the proceeds to Hertz Holdings from the sale of the common stock after deducting underwriting discounts and commissions and offering expenses. The assumed proceeds from the sale of the common stock were determined by assuming an offering price equivalent to the midpoint of the range set forth on the cover page of the initial public offering prospectus (or $17.00 per share) and resulted in an estimated dividend of $1.83 per share. The actual dividend declared was $1.12 per share. We will recognize incremental compensation cost of $14.2 million related to the cost of modifying the exercise prices of the stock options for the special cash dividend paid on November 21, 2006 over the remainder of the five-year requisite service period. This charge is based on the estimated dividend, rather than the actual dividend paid.

Results of Operations

In the following discussion, comparisons are made between the years ended December 31, 2006 and December 31, 2005 (combined) and December 31, 2005 (combined) and December 31, 2004, notwithstanding the presentation in our consolidated statements of operations for the year ended December 31, 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005. A split presentation of an annual period is required under GAAP when a change in accounting basis occurs. Consequently, the combined presentation for 2005 is not a recognized presentation under GAAP. Accounting for an acquisition requires that the historical carrying values of assets acquired and liabilities assumed be adjusted to fair value. A resulting higher cost basis associated with the allocation of the purchase price impacts post-acquisition period results, which impacts period-to-period comparisons. We believe a discussion of the separate periods presented for the year ended December 31, 2005 in our consolidated statements of operations may impede understanding of our operating performance. The impact of the Acquisition on the 11-day Successor period ended December 31, 2005 does not materially affect the comparison of the annual periods and, accordingly, we have prepared the discussion of our results of operations by comparing the year ended December 31, 2005 (combined) with the year ended December 31, 2006 and 2004 without regard to the differentiation between Predecessor and Successor results of operations for the Predecessor period ended December 20, 2005 and the Successor period ended December 31, 2005.

	Successor	Combined	Successor	Predecessor
			For the periods from
(In thousands of dollars)	Year Ended December 31, 2006	Year Ended December 31, 2005	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Year ended December 31, 2004
Revenues:
Car rental	$6,273,612	$5,949,921	$129,448	$5,820,473	$5,430,805
Equipment rental	1,672,093	1,414,891	22,430	1,392,461	1,161,955
Other	112,700	104,402	2,591	101,811	83,192
Total revenues	8,058,405	7,469,214	154,469	7,314,745	6,675,952
Expenses:
Direct operating	4,475,974	4,189,302	102,958	4,086,344	3,734,361
Depreciation of revenue earning equipment	1,757,202	1,599,689	43,827	1,555,862	1,463,258
Selling, general and administrative	723,921	638,553	15,167	623,386	591,317
Interest, net of interest income	900,657	499,982	25,735	474,247	384,464
Total expenses	7,857,754	6,927,526	187,687	6,739,839	6,173,400
Income (loss) before income taxes and minority interest	200,651	541,688	(33,218)	574,906	502,552
(Provision) benefit for taxes on income	(67,994)	(179,089)	12,243	(191,332)	(133,870)
Minority interest	(16,714)	(12,622)	(371)	(12,251)	(3,211)
Net income (loss)	$115,943	$349,977	$(21,346)	$371,323	$365,471

The following table sets forth for each of the periods indicated, the percentage of total revenues represented by the various line items in our consolidated statements of operations:

	Successor	Combined	Successor	Predecessor
			For the periods from
	Year Ended December 31, 2006	Year Ended December 31, 2005	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Year ended December 31, 2004
Revenues:
Car rental	77.9%	79.7%	83.8%	79.6%	81.3%
Equipment rental	20.7	18.9	14.5	19.0	17.4
Other	1.4	1.4	1.7	1.4	1.3
Total revenues	100.0	100.0	100.0	100.0	100.0
Expenses:
Direct operating	55.5	56.1	66.6	55.9	55.9
Depreciation of revenue earning equipment	21.8	21.4	28.4	21.3	21.9
Selling, general and administrative	9.0	8.5	9.8	8.5	8.9
Interest, net of interest income	11.2	6.7	16.7	6.4	5.8
Total expenses	97.5	92.7	121.5	92.1	92.5
Income (loss) before income taxes and minority interest	2.5	7.3	(21.5)	7.9	7.5
(Provision) benefit for taxes on income	(0.9)	(2.4)	7.9	(2.6)	(2.0)
Minority interest	(0.2)	(0.2)	(0.2)	(0.2)	—
Net income (loss)	1.4%	4.7%	(13.8)%	5.1%	5.5%

The following table sets forth certain of our selected car rental, equipment rental and other operating data for each of the periods indicated:

	Successor	Combined	Predecessor
	Years Ended, or as of December 31,
	2006	2005	2004
Selected Car Rental Operating Data:
Worldwide transaction days (in thousands)(a)	123,462	122,102	115,246
Domestic	85,931	86,116	81,262
International	37,531	35,986	33,984
Worldwide rental rate revenue per transaction day(b)	$43.15	$42.03	$41.92
Domestic	$43.86	$42.43	$41.85
International	$41.53	$41.10	$42.10
Worldwide average number of company-operated cars during the period	438,100	438,800	414,700
Domestic	296,400	301,400	285,500
International	141,700	137,400	129,200
Worldwide revenue earning equipment, net (in millions of dollars)	$7,366.4	$7,399.5	$7,597.2
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(c)	$1,462.6	$1,254.3	$1,032.5
Same store revenue growth(d)	16.8%	21.6%	13.3%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,018.3	$2,588.0	$2,305.7
Revenue earning equipment, net (in millions of dollars)	$2,439.1	$2,075.5	$1,525.7
Other Operating Data:
Cash flows from operating activities (in million of dollars)	$2,614.6	$1,458.6	$2,251.4
EBITDA (in millions of dollars)(e)	3,100.7	2,819.5	2,525.3
Corporate EBITDA (in millions of dollars)(e)	1,378.7	1,141.3	N/A

(a)            Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)           Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The following table reconciles our car rental revenue to our rental rate revenue and rental rate revenue per transaction day (in millions of dollars, except as noted):

	Successor	Combined	Predecessor
	Years Ended December 31,
	2006	2005	2004
Car rental revenue per statement of operations	$6,273.6	$5,949.9	$5,430.8
Non-rental rate revenue	(836.8)	(758.2)	(561.4)
Foreign currency adjustment	(109.5)	(59.2)	(37.8)
Rental rate revenue	$5,327.3	$5,132.5	$4,831.6
Transaction days (in thousands)	123,462	122,102	115,246
Rental rate revenue per transaction day (in whole dollars)	$43.15	$42.03	$41.92

(c)            Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (in millions of dollars):

	Successor	Combined	Predecessor
	Year ended December 31,
	2006	2005	2004
Equipment rental revenue per statement of operations	$1,672.1	$1,414.9	$1,162.0
Equipment sales and other revenue	(193.6)	(158.8)	(134.2)
Foreign currency adjustment	(15.9)	(1.8)	4.7
Rental and rental related revenue	$1,462.6	$1,254.3	$1,032.5

(d)           Same store revenue growth represents the change in the current period total same store revenue over the prior period total same store revenue as a percentage of the prior period. The same store revenue amounts are adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends.

(e)            We present EBITDA and Corporate EBITDA in this report to provide investors with supplemental measures of our operating performance and liquidity and, in the case of Corporate EBITDA, information utilized in the calculation of the financial covenants under our senior credit facilities. EBITDA, as used in this report, is defined as consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation and amortization. Corporate EBITDA differs from the term “EBITDA” as it is commonly used. Corporate EBITDA, as used in this report, means “EBITDA” as that term is defined under our senior credit facilities, which is generally consolidated net income before net interest expense (other than interest expense relating to certain car rental fleet financing), consolidated income taxes, consolidated depreciation (other than depreciation related to the car rental fleet) and amortization and before certain other items, in each case as more fully defined in the agreements governing our senior credit facilities. The other items excluded in this calculation include, but are not limited to: non-cash expenses and charges; extraordinary, unusual or non-recurring gains or losses; gains or losses associated with the sale or writedown of assets not in the ordinary course of business; certain management fees paid to the Sponsors; and earnings to the extent of cash dividends or distributions paid from non-controlled affiliates. Further, the covenants in our senior credit facilities are calculated using Corporate EBITDA for the most recent four fiscal quarters as a whole. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or for any complete fiscal year.

Management uses EBITDA and Corporate EBITDA as performance and cash flow metrics for internal monitoring and planning purposes, including the preparation of our annual operating budget and monthly operating reviews, as well as to facilitate analysis of investment decisions. In addition, both metrics are important to allow us to evaluate profitability and make performance trend comparisons between us and our competitors. Further, we believe EBITDA and Corporate

EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industries.

EBITDA is also used by management and investors to evaluate our operating performance exclusive of financing costs and depreciation policies. Further, because we have two business segments that are financed differently and have different underlying depreciation characteristics, EBITDA enables investors to isolate the effects on profitability of operating metrics such as revenue, operating expenses and selling, general and administrative expenses. In addition to its use to monitor performance trends, EBITDA provides a comparative metric to management and investors that is consistent across companies with different capital structures and depreciation policies. This enables management and investors to compare our performance on a consolidated basis and on a segment basis to that of our peers. In addition, our management uses consolidated EBITDA as a proxy for cash flow available to finance fleet expenditures and the costs of our capital structure on a day-to-day basis so that we can more easily monitor our cash flows when a full statement of cash flows is not available.

Corporate EBITDA also serves as an important measure of our performance. Corporate EBITDA for our car rental segment enables us to assess our operating performance inclusive of fleet management performance, depreciation assumptions and the cost of financing our fleet. In addition, Corporate EBITDA for our car rental segment allows us to compare our performance, inclusive of fleet mix and financing decisions, to the performance of our competitors. Since most of our competitors utilize asset-backed fleet debt to finance fleet acquisitions, this measure is relevant for evaluating our operating efficiency inclusive of our fleet acquisition and utilization. For our equipment rental segment, Corporate EBITDA provides an appropriate measure of performance because the investment in our equipment fleet is longer-term in nature than for our car rental segment and, therefore, Corporate EBITDA allows management to assess operating performance exclusive of interim changes in depreciation assumptions. Further, unlike our car rental segment, our equipment rental fleet is not financed through separate securitization-based fleet financing facilities, but rather through our corporate debt. Corporate EBITDA for our equipment rental segment is a key measure used to make investment decisions because it enables us to evaluate return on investments. For both segments, Corporate EBITDA provides a relevant profitability metric for use in comparison of our performance against our public peers, many of whom publicly disclose a comparable metric. In addition, we believe that investors, analysts and rating agencies consider EBITDA and Corporate EBITDA useful in measuring our ability to meet our debt service obligations and make capital expenditures. Several of our material debt covenants are based on financial ratios utilizing Corporate EBITDA and non-compliance with those covenants could result in the requirement to immediately repay all amounts outstanding under those agreements, which could have a material adverse effect on our results of operations, financial position and cash flows.

EBITDA and Corporate EBITDA are not recognized measurements under GAAP. When evaluating our operating performance or liquidity, investors should not consider EBITDA and Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. EBITDA and Corporate EBITDA may have material limitations as performance measures because they exclude items that are necessary elements of our costs and operations. Because other companies may calculate EBITDA and Corporate EBITDA differently than we do, EBITDA may not be, and Corporate EBITDA as presented in this filing is not, comparable to similarly titled measures reported by other companies.

The calculation of Pro forma Corporate EBITDA in the table below reflects historical financial data except for car rental fleet interest and non-cash amortization of debt costs for the Predecessor periods presented which have been calculated on a pro forma basis to give effect to our new capital structure as if the fleet financings associated with the Transactions had occurred on January 1, 2005. This calculation may not be representative of the calculation of Corporate EBITDA under our senior credit facilities for any period prior to December 31, 2006 because consolidated interest expense (as defined in the agreements governing our senior credit facilities), a component of Corporate EBITDA, is calculated on a transitional basis until such date. For periods prior to December 31, 2006, Corporate EBITDA under this transitional formula would have been higher than the amount shown in the table below. Accordingly, we believe that the presentation of this amount would be misleading to investors and have instead provided what we believe to be a more meaningful calculation of Corporate EBITDA.

Borrowings under our senior credit facilities are a key source of our liquidity. Our ability to borrow under these senior credit facilities depends upon, among other things, the maintenance of a sufficient borrowing base and compliance with the financial ratio covenants based on Corporate EBITDA set forth in the credit agreements for our senior credit facilities. Our senior term loan facility requires us to maintain a specified consolidated leverage ratio and consolidated interest expense coverage ratio based on Corporate EBITDA, while our senior asset-based loan facility requires that a specified consolidated leverage ratio and consolidated fixed charge coverage ratio be maintained for periods during which there is less than $200 million of available borrowing capacity under the senior asset-based loan facility. These financial covenants became applicable to us beginning September 30, 2006, reflecting the four quarter period ending thereon. Failure to comply with these financial ratio covenants would result in a default under the credit agreements for our senior credit facilities and, absent a waiver or an amendment from the lenders, permit the acceleration of all outstanding borrowings under the senior credit facilities. As of December 31, 2006, we performed the calculations associated with the above noted financial covenants and determined that we are in compliance with such covenants.

As of December 31, 2006, Hertz had an aggregate principal amount outstanding of $1,986.3 million pursuant to its senior term loan facility and no borrowings outstanding under its senior asset-based loan facility. For the year ended December 31, 2006, Hertz is required under the senior term loan facility to have a consolidated leverage ratio of not more than 6.25:1 and a consolidated interest expense coverage ratio of not less than 1.50:1. In addition, under its senior asset-based loan facility, if there is less than $200 million of available borrowing capacity under that facility as of December 31, 2006, Hertz is required to have a consolidated leverage ratio of not more than 6.25:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the year then ended. Under the senior term loan facility, for the year ended December 31, 2006, we had a consolidated leverage ratio of approximately 3.5:1 and a consolidated interest expense coverage ratio of approximately 3.2:1. Since we have maintained sufficient borrowing capacity under our senior asset-based loan facility as of December 31, 2006, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of Hertz’s senior credit facilities, see Note 3 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.” We have a significant amount of debt. For a discussion of the risks associated with our significant leverage, see “Item 1A—Risk Factors—Risks Relating to Our Substantial Indebtedness.”

For purposes of consistency, we have revised our calculation of Corporate EBITDA for 2005 and 2006 so that the identified extraordinary, unusual or non-recurring gains or losses are consistent with those used in the calculations of certain other non-GAAP measures. The following table reconciles historical net income (loss) (i) on an actual basis to Corporate EBITDA for the Successor year ended December 31, 2006, (ii) on a pro forma basis, as it relates to car rental fleet interest and non-cash amortization of debt costs, to Corporate EBITDA for the combined year ended December 31, 2005, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and (iii) to EBITDA for the Predecessor year ended December 31, 2004 (in millions of dollars):

	Successor	Combined	Successor	Predecessor
			For the Periods From
	Year ended December 31,	Year ended December 31,	December 21, 2005 to December 31,	January 1, 2005 to December 20,	Year ended December 31,
	2006	2005	2005	2005	2004
Net income (loss)(1)	$115.9	$350.0	$(21.3)	$371.3	$365.5
Depreciation and amortization(2)	2,016.1	1,790.4	51.4	1,739.0	1,641.5
Interest, net of interest income(1)(3)	900.7	500.0	25.8	474.2	384.4
Provision (benefit) for taxes on income	68.0	179.1	(12.2)	191.3	133.9
EBITDA	3,100.7	2,819.5	43.7	2,775.8	$2,525.3
Adjustments:
Car rental fleet interest(4)	(400.0)	(406.9)	(11.7)	(395.2)
Car rental fleet depreciation(5)	(1,479.6)	(1,381.5)	(37.4)	(1,344.1)
Non-cash expenses and charges(6)	130.6	106.2	2.5	103.7
Extraordinary, unusual or non-recurring gains or losses(7)	23.8	4.0	—	4.0
Sponsors’ fees	3.2	—	—	—
Pro forma Corporate EBITDA(8)	$1,378.7	$1,141.3	$(2.9)	$1,144.2

(1)            For the year ended December 31, 2006, includes corporate audit fees of $0.1 million and $40.0 million ($26.0 million net of tax) of interest expense attributable to Hertz Holdings. For the year ended December 31, 2006, the Successor period ended December 31, 2005, the Predecessor period ended December 20, 2005 and the year ended December 31, 2004, includes corporate minority interest of $16.7 million, $0.3 million, $12.3 million and $3.2 million, respectively.

(2)            For the year ended December 31, 2006, the Successor period ended December 31, 2005, the Predecessor period ended December 20, 2005 and the year ended December 31, 2004, depreciation and amortization was $1,659.8 million, $42.6 million, $1,485.9 million and $1,365.3 million, respectively, in our car rental segment and $350.3 million, $8.6 million, $248.2 million and $271.4 million, respectively, in our equipment rental segment.

(3)            For the year ended December 31, 2006, the Successor period ended December 31, 2005, the Predecessor period ended December 20, 2005 and the year ended

December 31, 2004, interest, net of interest income was $424.1 million, $15.8 million, $349.2 million and $305.0 million, respectively, in our car rental segment and $140.0 million, $3.4 million, $86.4 million and $72.0 million, respectively, in our equipment rental segment.

(4)            As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA includes a reduction for certain car rental fleet related interest. For the Predecessor period presented, car rental fleet interest has been calculated on a pro forma basis to give effect to the U.S. and international fleet debt financings entered into as part of the Transactions as if they had occurred on January 1, 2005. For the Successor periods presented, car rental fleet interest is based on actual results.

(5)            As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA includes a reduction for car rental fleet depreciation. For all periods presented, car rental fleet depreciation does not vary from the historical amounts.

(6)            For the year ended December 31, 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005, non-cash expenses and charges were $73.0 million, $2.5 million and $92.4 million, respectively, in our car rental segment and $(0.4) million, $0.0 million and $1.0 million, respectively, in our equipment rental segment.

As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of certain non-cash expenses and charges. For the Predecessor period ended December 20, 2005, non-cash amortization of debt costs included in car rental fleet interest has been calculated on a pro forma basis to give effect to the U.S. and international fleet debt financings entered into as part of the Transactions as if they had occurred on January 1, 2005. For the Successor periods presented, non-cash amortization of debt costs included in car rental fleet interest is based on actual results. The adjustments reflect the following (in millions of dollars):

	Successor	Combined	Successor	Predecessor
			For the Periods From
	Year ended December 31, 2006	Year ended December 31, 2005	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005
Corporate non-cash stock-based employee compensation charges	$27.2	$10.5	$—	$10.5
Corporate unrealized losses on currency translation of Euro-denominated senior notes	19.2	—	—	—
Non-cash amortization of debt costs included in car rental fleet interest	71.6	83.2	2.5	80.7
Non-cash charges for workers’ compensation	1.0	12.5	—	12.5
Corporate non-cash charges for pension	9.1	—	—	—
Corporate unrealized loss on derivatives	2.5	—	—	—
Total	$130.6	$106.2	$2.5	$103.7

(7)            As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of extraordinary, unusual or non-recurring gains or losses or charges or credits. The adjustments reflect the following (in millions of dollars):

	Successor	Combined	Successor	Predecessor
			For the Periods From
	Year ended December 31, 2006	Year ended December 31, 2005	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005
European headquarters relocation costs	$—	$4.0	$—	$4.0
Corporate Chief Executive Officer transition payments	9.8	—	—	—
Corporate Sponsor fee termination costs	15.0	—	—	—
Gain on sale of swap derivative	(1.0)	—	—	—
Total	$23.8	$4.0	$—	$4.0

(8)            For the Predecessor period presented, car rental fleet interest has been presented on a pro forma basis to give effect to the U.S. and international fleet debt financings entered into as part of the Transactions as if they had occurred on January 1, 2005 for all periods presented. For the Successor periods presented, car rental fleet interest is based on actual results.

The following table reconciles historical net cash provided by (used in) operating activities to EBITDA for the year ended December 31, 2006, the combined year ended December 31, 2005, the Successor period ended December 31, 2005, the Predecessor period ended December 20, 2005 and the year ended December 31, 2004, respectively (in millions of dollars):

	Successor	Combined	Successor	Predecessor
			For the Periods From
	Year ended December 31, 2006	Year ended December 31, 2005	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Year ended December 31, 2004
Net cash provided by (used in) operating activities	$2,614.6	$1,458.6	$(277.5)	$1,736.1	$2,251.4
Stock-based employee compensation	(27.2)	(10.5)	—	(10.5)	(5.6)
Provision for public liability and property damage	(169.1)	(160.0)	(1.9)	(158.1)	(153.1)
Minority interest	(16.7)	(12.6)	(0.3)	(12.3)	(3.2)
Deferred taxes on income	(30.4)	423.7	12.2	411.5	(129.6)
Payments of public liability and property damage claims and expenses	192.5	163.8	7.9	155.9	178.7
Provision (benefit) for taxes on income	68.0	179.1	(12.2)	191.3	133.9
Interest expense, net of interest income	900.7	500.0	25.8	474.2	384.4
Net changes in assets and liabilities	(431.7)	277.4	289.7	(12.3)	(131.6)
EBITDA	$3,100.7	$2,819.5	$43.7	$2,775.8	$2,525.3

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005 (Combined)

Revenues

Total revenues of $8,058.4 million for the year ended December 31, 2006 increased by 7.9% from $7,469.2 million for the year ended December 31, 2005.

Revenues from our car rental operations of $6,273.6 million for the year ended December 31, 2006 increased by $323.7 million, or 5.4%, from $5,949.9 million for the year ended December 31, 2005. The increase was primarily the result of a 1.1% increase in car rental volume worldwide, a 2.7% increase in pricing worldwide, increases in airport concession recovery and refueling fees, license and tax reimbursement fees and the effects of foreign currency translation of approximately $36.4 million.

Revenues from our equipment rental operations of $1,672.1 million for the year ended December 31, 2006 increased by $257.2 million, or 18.2%, from $1,414.9 million for the year ended December 31, 2005. The increase was primarily due to higher rental volume and improved pricing in the United States and Canada and the effects of foreign currency translation of approximately $18.9 million.

Revenues from all other sources of $112.7 million for the year ended December 31, 2006 increased by $8.3 million, or 7.9%, from $104.4 million for the year ended December 31, 2005, primarily due to the increase in car rental licensee revenue and the effects of foreign currency translation.

Expenses

Total expenses of $7,857.8 million for the year ended December 31, 2006 increased by 13.4% from $6,927.5 million for the year ended December 31, 2005 and total expenses as a percentage of revenues increased to 97.5% for the year ended December 31, 2006 compared with 92.7% for the year ended December 31, 2005.

Direct operating expenses of $4,476.0 million for the year ended December 31, 2006 increased by $286.7 million, or 6.8%, from $4,189.3 million for the year ended December 31, 2005. The increase was the result of increases in personnel related expenses, fleet related expenses and other direct operating expenses.

Personnel related expenses increased $21.7 million, or 1.4%. The increase primarily related to an increase in wages and the effects of foreign currency translation of approximately $8.3 million, partly offset by a decrease in benefits due to a decrease in the number of employees.

Fleet related expenses increased $69.2 million, or 7.1%. The majority of the increase primarily related to the increase in worldwide rental volume and included increases in gasoline costs of $28.9 million, which also reflects the higher price of gasoline, vehicle damage and maintenance expense of $25.1 million, vehicle excise tax of $5.4 million, self-insurance expense of $4.1 million and the effects of foreign currency translation of approximately $8.7 million.

Other direct operating expenses increased $195.8 million, or 12.0%. The majority of the increase related to the increase in worldwide rental volume and included increases in concession fees in our car rental operations of $35.2 million, commission fees of $21.7 million, facility expenses of $21.4 million, customer service costs of $11.5 million and guaranteed charge card fees of $10.7 million. Additionally, there were increases in the amortization of other intangible assets of $59.4 million, the cost of equipment and supplies sold of $24.7 million and the effects of foreign currency translation of approximately $13.1 million.

Depreciation of revenue earning equipment for our car rental operations of $1,479.6 million for the year ended December 31, 2006 increased by 7.1% from $1,381.5 million for the year ended December 31, 2005. The increase was primarily due to higher depreciation costs for 2006 and 2007 model year program cars, lower net proceeds received in excess of book value on the disposal of used cars in the United States and a $9.0 million increase in depreciation for our international car rental operations due to increases in depreciation rates made during 2006 to reflect changes in the estimated residual values of cars. This increase was partly offset by a $3.7 million net reduction in depreciation in our domestic car rental operations resulting from a decrease in depreciation rates effective January 1, 2006 to reflect changes in the estimated residual values of cars. Depreciation of revenue earning equipment for our equipment rental operations of $277.6 million for the year ended December 31, 2006 increased by 27.2% from $218.2 million for the year ended December 31, 2005 due an increase in the quantity of equipment operated and lower net proceeds received in excess of book value on the disposal of used equipment in the United States. This increase was partly offset by a $15.3 million and $3.1 million net reduction in depreciation for our United States and Canadian operations combined and our French equipment rental operations, respectively, resulting from decreases in depreciation rates during 2006 to reflect changes in the estimated residual values of equipment.

Selling, general and administrative expenses of $723.9 million for the year ended December 31, 2006 increased by 13.4% from $638.5 million for the year ended December 31, 2005. The increase was primarily due to increases in administrative and sales promotion expenses. The increase in administrative expenses was primarily the result of an increase in consulting and legal fees of $23.6 million, foreign currency transaction losses of $22.1 million associated with the Euro-denominated debt and non-cash stock purchase and stock option compensation charges of $16.7 million. The increase in sales promotion expenses was primarily the result of increased sales commissions, salaries and incentive compensation.

Interest expense, net of interest income, of $900.7 million for the year ended December 31, 2006 increased by 80.1% from $500.0 million for the year ended December 31, 2005, primarily due to increases in the weighted average interest rate and the weighted average debt outstanding. The increase was partly offset by an increase in interest income.

The provision for taxes on income of $68.0 million for the year ended December 31, 2006 decreased by 62.0% from $179.1 million for the year ended December 31, 2005, primarily due to a decrease in income before income taxes and minority interest for the year ended December 31, 2006 as compared to the year ended December 31, 2005 and a $31.3 million provision relating to the repatriation of foreign earnings for the year ended December 31, 2005. The decrease was partly offset by the establishment of valuation allowances of $9.8 million relating to the realization of deferred tax assets in certain European countries and the establishment of certain federal and state contingencies for the year ended December 31, 2006 and the reversal of a valuation allowance on foreign tax credit carryforwards of $35.0 million and favorable foreign tax adjustments of $5.3 million for the year ended December 31, 2005. The effective tax rate for the year ended December 31, 2006 was 33.9% as compared to 33.1% for the year ended December 31, 2005. See Note 8 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Minority interest of $16.7 million for the year ended December 31, 2006 increased $4.1 million from $12.6 million for the year ended December 31, 2005. The increase was due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.’s, or “Navigation Solutions’,” net income in the year ended December 31, 2006. See Note 4 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Net Income

We had net income of $115.9 million for the year ended December 31, 2006, representing a decrease of $234.1 million, or 66.9%, from $350.0 million for the year ended December 31, 2005. The decrease in net income was primarily due to the 80.1% increase in interest expense over the year ended December 31, 2005, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on net income was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

Effects of Acquisition

Increased interest expense resulting from our higher debt levels and increased depreciation and amortization expense resulting from the revaluation of our tangible assets and the recognition of certain identified intangible assets, all in connection with the Acquisition, had a significant adverse impact on full year 2006 income before income taxes and minority interest.

The following table summarizes the purchase accounting effects of the Acquisition on our results of operations for the year ended December 31, 2006 (in millions of dollars):

Depreciation and amortization of tangible and intangible assets:
Other intangible assets	$61.2
Revenue earning equipment	13.8
Property and equipment	10.0
Accretion of revalued liabilities:
Discount on debt	8.8
Workers’ compensation and public liability and property damage	5.4
$99.2

Year Ended December 31, 2005 (Combined) with Year Ended December 31, 2004

Revenues

Total revenues of $7,469.2 million for the year ended December 31, 2005 increased by 11.9% from $6,676.0 million for the year ended December 31, 2004.

Revenues from our car rental operations of $5,949.9 million for the year ended December 31, 2005 increased by $519.1 million, or 9.6%, from $5,430.8 million for the year ended December 31, 2004. The increase was primarily the result of a 4.1% increase in car rental volume worldwide, a 0.2% increase in pricing worldwide, an increase in airport concession recovery and refueling fees and the effects of foreign currency translation of approximately $23.1 million.

Revenues from our equipment rental operations of $1,414.9 million for the year ended December 31, 2005 increased by $252.9 million, or 21.8%, from $1,162.0 million for the year ended December 31, 2004. The increase was primarily due to higher rental volume and improved pricing in the United States and Canada and the effects of foreign currency translation of approximately $12.3 million.

Revenues from all other sources of $104.4 million for the year ended December 31, 2005 increased by $21.2 million, or 25.5%, from $83.2 million for the year ended December 31, 2004, primarily due to the increase in car rental licensee revenue and the effects of foreign currency translation.

Expenses

Total expenses of $6,927.5 million for the year ended December 31, 2005 increased by 12.2% from $6,173.4 million for the year ended December 31, 2004, principally due to the increase in revenues. Total expenses as a percentage of revenues increased to 92.7% for the year ended December 31, 2005 compared with 92.5% for the year ended December 31, 2004.

Direct operating expenses of $4,189.3 million for the year ended December 31, 2005 increased by $454.9 million (inclusive of $22.1 million related to the effects of foreign currency translation), or 12.2%, from $3,734.4 million for the year ended December 31, 2004. The increase was the result of increases in personnel related expenses, fleet related expenses and other direct operating expenses.

Personnel related expenses increased $139.8 million, or 9.7%. The increase primarily related to an increase in the number of employees and higher health care costs.

Fleet related expenses increased $94.9 million, or 10.8%. The majority of the increase primarily related to the increase in worldwide rental volume and included increases in gasoline costs of $49.3 million, which also reflects the higher price of gasoline, self-insurance of $16.4 million and vehicle damage and maintenance expense of $9.1 million.

Other direct operating expenses increased $220.3 million, or 15.7%. The majority of the increase primarily related to the increase in worldwide rental volume and included increases in commission fees of $51.0 million, facility expenses of $49.1 million (which includes a gain in 2004 of $7.5 million from the condemnation of a car rental and support facility in Florida), concession fees in our car rental operations of $25.9 million, customer service costs of $17.5 million and guaranteed charge card fees of $10.9 million. Additionally, there were increases in the cost of equipment sold of $18.7 million, equipment rental cost of $10.0 million and the receipt in 2004 of $7.0 million for claims made by us on our insurance policies for business interruption losses resulting from the terrorist attacks of September 11, 2001.

Depreciation of revenue earning equipment for our car rental operations of $1,381.5 million for the year ended December 31, 2005 increased by 12.4% from $1,228.6 million for the year ended December 31, 2004. The increase was primarily due to the increase in the average number of vehicles worldwide, higher cost of vehicles in the U.S., lower net proceeds received in excess of book value on the disposal of vehicles and the effects of foreign currency translation. This increase was partly offset by a $21.8 million net reduction in depreciation for our domestic car rental operations resulting from a decrease in depreciation rates to reflect changes in the estimated residual values of vehicles. Depreciation of revenue earning equipment for our equipment rental operations of $218.2 million for the year ended December 31, 2005 decreased by 7.0% from $234.7 million for the year ended December 31, 2004 due to higher net proceeds received in excess of book value on the disposal of used equipment in the United States, and a $13.2 million net reduction in depreciation resulting from the effects of changes in depreciation rates of equipment in the U.S. and Canada, partly offset by an increase in the quantity of equipment operated.

Selling, general and administrative expenses of $638.5 million for the year ended December 31, 2005 increased by 8.0% from $591.3 million for the year ended December 31, 2004. The increase was primarily due to increases in administrative and sales promotion expenses and the effects of foreign currency translation. The increases in administrative and sales promotion expenses were primarily due to increases in salaries, commissions and benefits relating to the improvement in earnings for the year ended December 31, 2005.

Interest expense, net of interest income, of $500.0 million for the year ended December 31, 2005 increased by 30.0% from $384.4 million for the year ended December 31, 2004, primarily due to increases in the weighted average debt outstanding, the weighted average interest rate and $35.6 million of interest expense on the $1,185.0 million Intercompany Note payable to Ford Holdings LLC relating to a dividend declared and paid to Ford Holdings LLC on June 10, 2005. The increase was partly offset by an increase in interest income.

The provision for taxes on income of $179.1 million for the year ended December 31, 2005 increased by 33.8% from $133.9 million for the year ended December 31, 2004, primarily due to an increase in income before income taxes and minority interest and a $31.3 million provision relating to the repatriation of foreign earnings for the year ended December 31, 2005, and net favorable tax adjustments in 2004 totaling $46.6 million, principally relating to the evaluation of certain federal and foreign tax accruals and foreign tax credits. The increase was partly offset by the reversal of a valuation allowance on foreign tax credit carryforwards of $35.0 million and favorable foreign tax adjustments of $5.3 million. The effective tax rate for the year ended December 31, 2005 was 33.1% as compared to 26.6% for the year ended December 31, 2004. See Notes 1 and 8 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Minority interest of $12.6 million for the year ended December 31, 2005 increased $9.4 million from $3.2 million for the year ended December 31, 2004. The increase was due to only two quarters of earnings being included in 2004 as we increased our ownership interest in Navigation Solutions beginning in July 2004. See Note 4 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Net Income

We had net income of $350.0 million for the year ended December 31, 2005, representing a decrease of $15.5 million, or 4.2%, from $365.5 million for the year ended December 31, 2004. The decrease in net income was primarily due to the one-time $31.3 million tax provision relating to the repatriation of foreign earnings, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on net income was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

Effects of Acquisition

The loss for the Successor period ended December 31, 2005 relates to lower rental demand due to the seasonality of the business and costs associated with the Transactions. Increased interest expense resulting from our higher debt levels and increased depreciation and amortization expense resulting from the revaluation of our assets and the recognition of certain identified intangible assets, all in connection with the Acquisition, had a significant adverse impact on full year 2006 income before income taxes and minority interest.

Liquidity and Capital Resources

As of December 31, 2006, we had cash and equivalents of $674.5 million, a decrease of $169.4 million from December 31, 2005. As of December 31, 2006, we had $552.5 million of restricted cash to be used for the purchase of revenue earning vehicles, the repayment of outstanding indebtedness primarily under our ABS Program and to satisfy certain of our self-insurance reserve requirements.

Our domestic and foreign operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Puerto Rico, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the year ended December 31, 2006 was $2,614.6 million, an increase of $1,156.0 million from the year ended December 31, 2005. This increase was primarily due to a decrease in year-over-year changes in our receivables and an increase in year-over-year changes in our deferred taxes, partly offset by a decrease in accrued taxes.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. Net cash used in investing activities during the year ended December 31, 2006 was $2,287.9 million, a decrease of $4,205.0 million from the year ended December 31, 2005. The decrease is primarily due to the purchase of predecessor company stock in 2005 and a decrease in revenue earning equipment expenditures, partly offset by a decrease in proceeds from the disposal of revenue earning equipment and proceeds from the sale of short-term investments in 2005. For the year ended December 31, 2006, our expenditures for revenue earning equipment were $11,420.9 million, partially offset by proceeds from the disposal of such equipment of $9,555.0 million. These assets are purchased by us in accordance with the terms of programs negotiated with the car and equipment manufacturers.

For the year ended December 31, 2006, our capital expenditures for property and non-revenue earning equipment were $223.9 million. For the year ended December 31, 2006, we experienced a decreased level of net expenditures for revenue earning equipment and property and non-revenue earning equipment compared to the year ended December 31, 2005. This decrease was primarily due to the change in fleet mix, a decrease in the percentage of program cars purchased and an increase in the percentage of lower cost non-program cars purchased for the year ended December 31, 2006. For 2007, we expect the level of net expenditures for revenue earning equipment to be lower than 2006 and the level of expenditures for property and non-revenue earning equipment to be similar to that of 2006. See “—Capital Expenditures” below.

Our car rental and equipment rental operations are seasonal businesses with decreased levels of business in the winter months and heightened activity during the spring and summer. This is particularly true of our airport car rental operations and our equipment rental operations. To accommodate increased demand, we maintain a larger fleet by holding vehicles and equipment and purchasing additional fleet which increases our financing requirements in the second and third quarters of the year. These seasonal financing needs are funded by increasing the utilization of our bank credit facilities and the variable funding notes portion of our U.S. Fleet Debt Facilities and, in past years, our commercial paper program. As business demand moderates during the winter, we reduce our fleet accordingly and dispose of vehicles and equipment. The disposal proceeds are used to reduce debt.

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Transactions and from the funding of our costs of operations, working capital and capital expenditures.

As of December 31, 2006, we had approximately $12,276.2 million of total indebtedness outstanding. Cash paid for interest during the year ended December 31, 2006, was $681.5 million, net of amounts capitalized.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. For further information concerning our asset-backed financing programs, see “—U.S. Fleet Debt” and “—International Fleet Debt” below. For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see “Item 1A—Risk Factors—Risks Related to Our Business—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control.”

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of our lenders under the Senior ABL Facility, the ABS Program, the International Fleet Debt Facilities or the fleet financing facility relating to our car rental fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands, all as described in more detail below. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under the Senior Credit Facilities, and substantially all of our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under the International Fleet Debt Facilities or (in the case of our Canadian HERC business) the Senior ABL Facility. None of such assets will be available to satisfy the claims of our general creditors.

We believe that cash generated from operations, together with amounts available under the Senior Credit Facilities, asset-backed financing and other available financing arrangements will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A—Risk Factors.”

Financing

Senior Credit Facilities

Senior Term Facility.   In connection with the Acquisition, Hertz entered into a credit agreement with respect to its Senior Term Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent, and the other financial institutions party thereto from time to time. The facility consisted of a $2,000.0 million secured term loan facility providing for loans denominated in U.S. dollars, which included a delayed draw facility of $293.0 million. In addition, there is a pre-funded synthetic letter of credit facility in an aggregate principal amount of $250.0 million. On the Closing Date, Hertz utilized $1,707.0 million of the Senior Term Facility and $182.2 million in letters of credit. As of December 31, 2006, we had $1,947.9 million in borrowings outstanding under this facility, which is net of a discount of $38.4 million and had issued $238.9 million in letters of credit. The term loan facility and the synthetic letter of credit facility will mature on December 21, 2012.

Senior ABL Facility.   Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries of Hertz also entered into a credit agreement with respect to the Senior ABL Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Deutsche Bank AG, Canada Branch as Canadian Agent and Canadian collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent and the financial institutions party thereto from time to time. This facility provided (subject to availability under a borrowing base) for aggregate maximum borrowings of $1,600.0 million (which was increased in February 2007 to $1,800.0 million) under a revolving loan facility providing for loans denominated in U.S. dollars, Canadian dollars, Euros and Pounds Sterling. Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. Hertz and Hertz Equipment Rental Corporation are the U.S. borrowers under the Senior ABL Facility and Matthews Equipment Limited and its subsidiary Western Shut-Down (1995) Ltd. are the Canadian borrowers under the Senior ABL Facility. At December 31, 2006, net of a discount of $22.2 million, Hertz and Matthews Equipment Limited collectively had no borrowings outstanding under this facility and issued $18.2 million in letters of credit. The Senior ABL Facility will mature on December 21, 2010.

Hertz’s obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by Hertz Investors, Inc., its immediate parent and most of its direct and indirect domestic subsidiaries (subject to certain exceptions, including for subsidiaries involved in the U.S. Fleet Debt Facility and similar special purpose financings), though HERC does not guarantee our obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of the Canadian borrowers under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S. Fleet Debt, the International Fleet Debt and, in the case of the Senior ABL Facility, other secured fleet financing.) Consequently, these assets will not be available to satisfy the claims of our general creditors.

The Senior Credit Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Under the Senior Term Facility, the borrowers are subject to financial covenants, including a requirement to maintain a specified debt to Corporate EBITDA leverage ratio and a specified Corporate EBITDA to interest expense coverage ratio for specified periods (the requirements for both of these ratios vary throughout the term of the loan.) Also, under the Senior ABL Facility, if the borrowers fail to maintain a specified minimum level of borrowing capacity, they will then be subject to financial covenants under such facility, including a specified debt to Corporate EBITDA leverage ratio (the ratio varies throughout the term of the loan) and a specified Corporate EBITDA to fixed charges coverage ratio of one to one. Failure to comply with the financial covenants under the Senior Credit Facilities would result in a default under the credit agreements governing our Senior Credit Facilities and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the Senior Credit Facilities. As of December 31, 2006, we performed the calculations associated with the above noted financial covenants and determined that we were in compliance with such financial covenants. The Senior Credit Facilities are subject to certain mandatory prepayment requirements and provide for customary events of default.

On June 30, 2006, we entered into amendments to each of our Senior Term Facility and Senior ABL Facility. The amendments provide, among other things, for additional capacity under the covenants in these credit facilities to enter into certain sale and leaseback transactions, to pay dividends and, in the case of the amendment to the Senior Term Facility, to make investments. These amendments also have the effect of reducing the restrictions in the Senior Credit Facilities on Hertz’s ability to provide cash to Hertz Holdings (whether in the form of a loan or a dividend) that would enable Hertz Holdings to service its indebtedness. The amendment to the Senior Term Facility also permits us to use proceeds of the unused portion of the $293.0 million delayed draw facility to repay borrowings outstanding under the Senior ABL Facility, in addition to repaying certain of our other outstanding indebtedness. As previously noted, on July 10, 2006, the remaining $208.1 million of the delayed draw facility was drawn down to pay down the equivalent amount of borrowings outstanding under the Senior ABL Facility.

On February 9, 2007, Hertz entered into an amendment to its Senior Term Facility. The amendment was entered into for the purpose of (i) lowering the interest rates payable on the Senior Term Facility by up to 50 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) eliminating certain mandatory prepayment requirements; (iii) increasing the amounts of certain other types of indebtedness that Hertz and its subsidiaries may incur outside of the Senior Term Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior Term Facility.

On February 15, 2007, Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries entered into an amendment to their Senior ABL Facility. The amendment was entered into for the purpose of (i) lowering the interest rates payble on the Senior ABL Facility by up to 25 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) increasing the availability under the Senior ABL Facility from $1,600 million to $1,800 million; (iii) extending the term of the commitments under the Senior ABL Facility to February 15, 2012; (iv) increasing the amounts of certain other types of indebtedness that the borrowers and their subsidiaries may incur outside of the Senior ABL Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior ABL Facility.

Senior Notes and Senior Subordinated Notes

In connection with the Acquisition, CCMG Acquisition Corporation issued the Senior Notes and the Senior Subordinated Notes under separate indentures between CCMG Acquisition Corporation and Wells Fargo Bank, National Association, as trustee. Hertz and the guarantors entered into supplemental indentures, dated as of the Closing Date, pursuant to which Hertz assumed the obligations of CCMG Acquisition Corporation under the Senior Notes, the Senior Subordinated Notes and the respective indentures, and the guarantors issued the related guarantees. CCMG Acquisition Corporation subsequently merged with and into Hertz, with Hertz as the surviving entity.

As of December 31, 2006, $2,097.0 million and $600.0 million in borrowings were outstanding under the Senior Notes and Senior Subordinated Notes, respectively. Prior to October 1, 2006, our Senior Euro Notes were not designated as a net investment hedge of our Euro-denominated net investments in our foreign operations. For the nine months ended September 30, 2006, we incurred unrealized exchange transaction losses of $19.2 million resulting from the translation of these Euro-denominated notes into the U.S. dollar, which are recorded in our consolidated statement of operations in “Selling, general and administrative” expenses. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our foreign operations. As a result of this net investment hedge designation, as of December 31, 2006, $7.1 million of losses, which is net of tax of $4.6 million, attributable to the translation of our Senior Euro Notes into the U.S. dollar, are recorded in our consolidated balance sheet in “Accumulated other comprehensive income (loss).” The Senior Notes will mature on January 1, 2014, and the Senior Subordinated Notes will mature on January 1, 2016. The Senior Dollar Notes bear interest at a rate per annum of 8.875%, the Senior Euro Notes bear interest at a rate per annum of 7.875% and the Senior Subordinated Notes bear interest at a rate per annum of 10.5%. Hertz’s obligations under the indentures are guaranteed by each of its direct and indirect domestic subsidiaries that is a guarantor under the Senior Term Facility.

Both the indenture for the Senior Notes and the indenture for the Senior Subordinated Notes contain covenants that, among other things, limit the ability of Hertz and its restricted subsidiaries, described in the respective indentures, to incur more debt, pay dividends, redeem stock or make other distributions, make investments, create liens, transfer or sell assets, merge or consolidate and enter into certain transactions with Hertz’s affiliates. The indenture for the Senior Subordinated Notes also contains subordination provisions and limitations on the types of senior subordinated debt that may be incurred. The indentures also contain certain mandatory and optional prepayment or redemption provisions and provide for customary events of default.

On January 12, 2007, Hertz completed exchange offers for the outstanding Senior Notes and Senior Subordinated Notes whereby over 99% of the outstanding notes were exchanged for a like principal amount of new notes with identical terms that were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-4.

Fleet Financing

U.S. Fleet Debt.   In connection with the Acquisition, Hertz Vehicle Financing LLC, or “HVF,” a bankruptcy-remote special purpose entity wholly owned by Hertz, entered into an amended and restated base indenture, or the “ABS Indenture,” dated as of the Closing Date, with BNY Midwest Trust Company as trustee, and a number of related supplements to the ABS Indenture, each dated as of the Closing Date, with BNY Midwest Trust Company as trustee and securities intermediary, or, collectively, the “ABS Supplement.” On the Closing Date, HVF, as issuer, issued approximately $4,300.0 million of new medium term asset-backed notes consisting of 11 classes of notes in two series under the ABS Supplement. HVF also issued approximately $1,500.0 million of variable funding notes in two series, none of which were funded at closing. As of December 31, 2006, $4,299.9 million, net of a $0.1 million discount, in medium term notes were outstanding and no aggregate borrowings were outstanding in the form of variable funding notes.

Each class of notes matures three, four or five years from the Closing Date. The variable funding notes will be funded through the bank multi seller commercial paper market. The assets of HVF, including the U.S. car rental fleet owned by HVF and certain related assets, collateralize the U.S. Fleet Debt and Pre-Acquisition ABS Notes. Consequently, these assets will not be available to satisfy the claims of our general creditors.

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF and Hertz entered into seven interest rate swap agreements, or the “HVF Swaps,” effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2011. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. As of December 31, 2006 and December 31, 2005, the fair value of the HVF Swaps were $50.6 million and $37.0 million, respectively, which are reflected in our consolidated balance sheet in “Prepaid expenses and other assets.” For the year ended December 31, 2006, we recorded a benefit of $1.0 million in our consolidated statement of operations, in “Interest, net of interest income,” associated with previously recognized ineffectiveness of the HVF Swaps.

HVF is subject to numerous restrictive covenants under the ABS Indenture and the other agreements governing the U.S. Fleet Debt, including restrictive covenants with respect to liens, indebtedness, benefit plans, mergers, disposition of assets, acquisition of assets, dividends, officers’ compensation, investments, agreements, the types of business it may conduct and other customary covenants for a bankruptcy-remote special purpose entity. The U.S. Fleet Debt is subject to events of default and amortization events that are customary in nature for U.S. rental car asset-backed securitizations of this type. The occurrence of an amortization event or event of default could result in the acceleration of principal of the notes and a liquidation of the U.S. car rental fleet.

International Fleet Debt.   In connection with the Acquisition, Hertz International, Ltd., or “HIL,” a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside the United States), together with certain bankruptcy-remote special purpose entities (whether organized as HIL’s subsidiaries or as non-affiliated “orphan” companies), or “SPEs,” entered into revolving bridge loan facilities providing commitments to lend, in various currencies, up to an aggregate foreign currency equivalent of approximately $3,197.0 million (calculated as of December 31, 2006), subject to borrowing bases comprised of rental vehicles and related assets of certain of HIL’s subsidiaries (all of which are organized outside the United States) or one or more SPEs, as the case may be, and rental equipment and related assets of certain of HIL’s subsidiaries organized outside North America or one or more SPEs, as the case may be. As of December 31, 2006, the foreign currency equivalent of $1,954.6 million in borrowings was outstanding under these facilities, net of a $4.4 million discount. These facilities are referred to collectively as the “International Fleet Debt Facilities.”

The International Fleet Debt Facilities contain a number of covenants (including, without limitation, covenants customary for transactions similar to the International Fleet Debt Facilities) that, among other things, limit or restrict the ability of HIL, the borrowers and the other subsidiaries of HIL to dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, make acquisitions, engage in mergers, make negative pledges, change the nature of their business or engage in certain transactions with affiliates. In addition, HIL is restricted from making dividends and other restricted payments (which may include payments of intercompany indebtedness) in an amount greater than €100 million plus a specified excess cash flow amount calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until the later of one year from the Closing Date and such time as 50% of the commitments under the

International Fleet Debt Facilities as of the closing of the Acquisition have been replaced by permanent take-out international asset-based facilities, the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of cumulative excess cash flow based on the percentage of the International Fleet Debt Facilities that have been replaced by permanent take-out international asset-based facilities. As a result of the contractual restrictions on HIL’s ability to pay dividends to Hertz as of December 31, 2006, the restricted net assets of our consolidated subsidiaries exceeded 25% of our total consolidated net assets.

The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in capital lease financings relating to revenue earning equipment outside the International Fleet Debt Facilities. As of December 31, 2006, there were $33.2 million of capital lease financings outstanding. These capital lease financings are included in the International Fleet Debt total.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions give HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. As of December 31, 2006, the fair value of the swaptions was €1.3 million (or $1.7 million), which is reflected in our consolidated balance sheet in “Prepaid expenses and other assets.” During the year ended December 31, 2006, the fair value adjustment related to these swaps was a loss of $2.6 million, which was recorded in our consolidated statement of operations in “Selling, general and administrative” expenses. The swaptions were renewed in 2007 prior to their scheduled expiration date of March 15, 2007 and now expire on September 5, 2007. See Note 16 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

On March 21, 2007, certain amendments to the International Fleet Debt Facilities were entered into for the purpose of, among other things, extending the dates when margins on the affected faciilties are scheduled to step up. See Note 16—Subsequent Events.

Fleet Financing Facility.   On September 29, 2006, Hertz and PUERTO RICANCARS, INC., a Puerto Rican corporation and wholly owned indirect subsidiary of Hertz, or “PR Cars,” entered into a credit agreement to finance the acquisition of Hertz’s and/or PR Cars’ fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands, or the “Fleet Financing Facility,” with the several banks and other financial institutions from time to time party thereto as lenders, GELCO Corporation d.b.a. GE Fleet Services, or the “Fleet Financing Agent,” as administrative agent, as collateral agent for collateral owned by Hertz and as collateral agent for collateral owned by PR Cars. Affiliates of Merrill Lynch & Co. are lenders under the Fleet Financing Facility.

The Fleet Financing Facility provides (subject to availability under a borrowing base) a revolving credit facility of up to $275.0 million to Hertz and PR Cars. On September 29, 2006, Hertz borrowed $124.0 million under this facility to refinance other debt. The borrowing base formula is subject to downward adjustment upon the occurrence of certain events and (in certain other instances) at the permitted discretion of the Fleet Financing Agent. As of December 31, 2006, Hertz and PR Cars had $144.9 million (net of a $2.1 million discount) and $21.0 million, respectively, of borrowings outstanding.

The Fleet Financing Facility will mature on December 21, 2011, but Hertz and PR Cars may terminate or reduce the commitments of the lenders thereunder at any time. The Fleet Financing Facility is subject to mandatory prepayment in the amount by which outstanding extensions of credit to Hertz or PR Cars exceed the lesser of the Hertz or PR Cars borrowing base, as applicable, and the commitments then in effect.

The obligations of each of the borrowers under the Fleet Financing Facility are guaranteed by each of Hertz’s direct and indirect domestic subsidiaries (other than subsidiaries whose only material assets consist of securities and debt of foreign subsidiaries and related assets, subsidiaries involved in the ABS Program or other similar special purpose financings, subsidiaries with minority ownership positions, certain subsidiaries of foreign subsidiaries and certain immaterial subsidiaries). In addition, the obligations of PR Cars are guaranteed by Hertz. The obligations of Hertz under the Fleet Financing Facility and the other loan documents, including, without limitation, its guarantee of PR Cars’ obligations under the Fleet Financing Facility, are secured by security interests in Hertz’s rental car fleet in Hawaii and by certain assets related to Hertz’s rental car fleet in Hawaii and Kansas, including, without limitation, manufacturer repurchase program agreements. PR Cars’ obligations under the Fleet Financing Facility and the other loan documents are secured by security interests in PR Cars’ rental car fleet in Puerto Rico and St. Thomas, U.S. Virgin Islands and by certain assets related thereto.

At the applicable borrower’s election, the interest rates per annum applicable to the loans under the Fleet Financing Facility will be based on a fluctuating rate of interest measured by reference to either (1) LIBOR plus a borrowing margin of 125 basis points or (2) an alternate base rate of the prime rate plus a borrowing margin of 25 basis points. As of December 31, 2006, the average interest rate was 6.6% (LIBOR based).

The Fleet Financing Facility contains a number of covenants that, among other things, limit or restrict the ability of the borrowers and their subsidiaries to create liens, dispose of assets, engage in mergers, enter into agreements which restrict liens on the Fleet Financing Facility collateral or Hertz’s rental car fleet in Kansas or change the nature of their business.

During the fourth quarter of 2006, certain of the documents relating to the Fleet Financing Facility were amended to make certain technical and administrative changes.

Hertz Holdings Loan Facility

On June 30, 2006, Hertz Holdings entered into a loan facility with Deutsche Bank, AG, New York Branch, Lehman Commercial Paper Inc., Merrill Lynch Capital Corporation, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc. or affiliates thereof, providing for a loan of $1.0 billion, or the “Hertz Holdings Loan Facility,” for the purpose of paying a special cash dividend to the holders of its common stock and paying fees and expenses related to the facility. The Hertz Holdings Loan Facility was repaid in full with the proceeds of our initial public offering, and the restrictive covenants contained therein were terminated.

Pre-Acquisition Financing

As of December 31, 2006, we had approximately $633.5 million (net of a $5.5 million discount) outstanding in pre-Acquisition promissory notes issued under three separate indentures at an average interest rate of 7.2%. These pre-Acquisition promissory notes have maturities ranging from 2007 to 2028.

As of December 31, 2006, we had approximately €7.6 million (or $10.0 million) outstanding in pre-Acquisition Euro-denominated medium term notes, in connection with which we entered into an interest rate swap agreement on December 21, 2005, effective January 16, 2006 and maturing on July 16, 2007. The purpose of this interest rate swap is to lock in the interest cash outflows at a fixed rate of 4.1% on the variable rate Euro-denominated medium term notes. Funds sufficient to repay all obligations associated with the remaining €7.6 million of Euro-denominated medium term notes at maturity have been placed in escrow for satisfaction of these obligations.

We also had outstanding as of December 31, 2006 approximately $545.3 million in borrowings, net of a $10.5 million discount, consisting of pre-Acquisition ABS Notes with an average interest rate of 3.2%. These pre-Acquisition ABS Notes have maturities ranging from 2007 to 2009. See “U.S. Fleet Debt” for a discussion of the collateralization of the pre-Acquisition ABS Notes.

Credit Facilities

As of December 31, 2006, the following credit facilities were available for the use of Hertz and its subsidiaries:

•       The Senior Term Facility had $11.1 million available under the letter of credit facility. No amounts were available to refinance certain existing debt under the delayed draw facility.

•       The Senior ABL Facility had the foreign currency equivalent of approximately $1,600.0 million of remaining capacity, all of which was available under the borrowing base limitation and $181.8 million of which was available under the letter of credit facility sublimit.

•       The International Fleet Debt Facilities had the foreign currency equivalent of approximately $1,236.4 million of remaining capacity and $231.4 million available under the borrowing base limitation.

•       The U.S. Fleet Debt had approximately $1,500.0 million of remaining capacity and $34.3 million available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

•       The Fleet Financing Facility had approximately $107.0 million of remaining capacity and $16.5 million available under the borrowing base limitation.

As of December 31, 2006, substantially all of our assets are pledged under one or more of the facilities noted above. We are currently in compliance with all of the covenants contained in the various facilities noted above that are currently applicable to us.

Contractual Obligations

The following table details the contractual cash obligations for debt and related interest payable, operating leases and concession agreements and other purchase obligations as of December 31, 2006 (in millions of dollars):

		Payments Due by Period
	Total	2007	2008 to 2009	2010 to 2011	After 2011
Debt(1)	$12,359.4	$2,543.2	$1,863.2	$3,045.0	$4,908.0
Interest on debt(2)	3,504.6	737.2	1,149.7	850.1	767.6
Operating leases and concession agreements(3)	1,740.2	385.2	502.2	269.9	582.9
Purchase obligations(4)	5,699.8	5,595.1	104.1	0.6	—
Total	$23,304.0	$9,260.7	$3,619.2	$4,165.6	$6,258.5

(1)            Amounts represent aggregate debt obligations included in “Debt” in our consolidated balance sheet and include $2,162.6 million of commercial paper and other short-term borrowings. These amounts exclude estimated payments under interest rate swap agreements. See Note 3 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

(2)            Amounts represent the estimated interest payments based on the principal amounts, minimum non-cancelable maturity dates and applicable interest rates on the debt at December 31, 2006.

The minimum non-cancelable obligations under the International Fleet Debt, Senior ABL Facility and the Fleet Financing Facility matured between January and March 2007. While there was no requirement to do so, these obligations were subsequently renewed.

(3)            Includes obligations under various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and lease agreements for real estate, revenue earning equipment and office and computer equipment. Such obligations are reflected to the extent of their minimum non-cancelable terms. See Note 9 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

(4)            Purchase obligations represent agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts, which state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Of the total purchase obligations as of December 31, 2006, $5,499.0 million represent fleet purchases where contracts have been signed or are pending with committed orders under the terms of such arrangements. We do not regard our employment relationships with our employees as “agreements to purchase services” for these purposes.

Other Factors

Goodwill and Other Intangible Assets Following the Acquisition

We have recognized a significant amount of goodwill and other intangible assets in connection with the Acquisition. We perform an impairment analysis with respect to our goodwill and indefinite-lived intangible assets at least annually, or more frequently if changes in circumstances indicate that the carrying amount of the goodwill or other intangible assets may not be recoverable. If we identify an impairment in goodwill or other intangible assets we may be required to take a charge that could negatively impact our future earnings.

Foreign Currency

Provisions are not made for U.S. income taxes on undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes. Foreign operations have been financed to a substantial extent through loans from local lending sources in the currency of the countries in which such operations are conducted. Car rental operations in foreign countries are, from time to time, subject to governmental regulations imposing varying degrees of currency restrictions. Currency restrictions and other regulations historically have not had a material impact on our operations as a whole.

Capital Expenditures

The table below shows revenue earning equipment and property and equipment capital expenditures and related disposal proceeds received by quarter for 2006, 2005 and 2004 (in millions of dollars):

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2006
Successor
First Quarter	$3,862.1	$(2,591.3)	$1,270.8	$64.7	$(19.8)	$44.9
Second Quarter	3,678.2	(2,308.2)	1,370.0	65.9	(8.7)	57.2
Third Quarter	1,814.5	(2,099.0)	(284.5)	50.5	(19.3)	31.2
Fourth Quarter	2,066.1	(2,556.5)	(490.4)	42.8	(16.3)	26.5
Total Year	$11,420.9	$(9,555.0)	$1,865.9	$223.9	$(64.1)	$159.8
2005
Predecessor
First Quarter	$3,600.2	$(2,307.4)	$1,292.8	$81.3	$(9.0)	$72.3
Second Quarter	4,040.4	(2,304.3)	1,736.1	105.5	(21.3)	84.2
Third Quarter	2,377.5	(2,579.5)	(202.0)	92.9	(19.0)	73.9
Fourth Quarter (Oct. 1-Dec. 20, 2005)	2,168.1	(2,915.1)	(747.0)	54.8	(23.3)	31.5
Successor
Fourth Quarter (Dec. 21-Dec. 31, 2005)	234.8	(199.7)	35.1	8.5	(1.2)	7.3
Total Year	$12,421.0	$(10,306.0)	$2,115.0	$343.0	$(73.8)	$269.2
2004
Predecessor
First Quarter	$2,916.1	$(1,860.7)	$1,055.4	$61.2	$(11.7)	$49.5
Second Quarter	3,804.1	(1,921.2)	1,882.9	82.8	(20.9)	61.9
Third Quarter	2,179.0	(2,321.8)	(142.8)	74.6	(19.4)	55.2
Fourth Quarter	2,410.9	(2,637.2)	(226.3)	67.8	(7.3)	60.5
Total Year	$11,310.1	$(8,740.9)	$2,569.2	$286.4	$(59.3)	$227.1

Revenue earning equipment expenditures in our car rental operations were $10,545.7 million, $11,493.9 million and $10,665.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Revenue earning equipment expenditures in our equipment rental operations were $875.2 million, $927.1 million and $644.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Revenue earning equipment expenditures in our car rental and equipment rental operations for the year ended December 31, 2006 decreased by 8.2% and 5.6%, respectively, compared to the year ended December 31, 2005. The decrease in our car rental revenue earning equipment expenditures is due to the change in the mix of purchases made during the year ended December 31, 2006 as compared to the year ended December 31, 2005. Revenue earning equipment expenditures in our car rental and equipment rental operations for the year ended December 31, 2005 increased by 7.8% and 43.8%, respectively, compared to the year ended December 31, 2004. The increase in equipment rental revenue earning equipment expenditures is primarily the result of higher rental volume.

Property and equipment expenditures in our car rental operations were $166.4 million, $271.1 million and $220.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Property and equipment expenditures in our equipment rental operations were $54.4 million $69.0 million and $63.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Property and equipment expenditures in our “corporate and other” activities were $3.1 million, $2.9 million and $3.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Property and equipment expenditures in our car rental, equipment rental and “corporate and other” operations for the year ended December 31, 2006 decreased by 38.6%, 21.2% and increased by 6.9%, respectively, compared to the year ended December 31, 2005. Property and equipment expenditures in our car rental, equipment rental and “corporate and other” operations for the year ended December 31, 2005 increased by 23.0%, 9.4% and decreased by 3.3%, respectively, compared to the year ended December 31, 2004.

For the year ended December 31, 2006, we experienced a level of net expenditures for revenue earning equipment and property and equipment slightly lower than our net expenditures in 2005. This decrease was due to a decrease in the percentage of program cars purchased and an increase in the percentage of lower cost non-program cars purchased for the year ended December 31, 2006.

For the year ended December 31, 2005, we experienced a level of net expenditures for revenue earning equipment and property and equipment slightly lower than our net expenditures in 2004. The net capital expenditures decrease was due to increased disposals partly offset by increases in the prices of 2006 model year vehicles acquired beginning in the fourth quarter of 2005, together with capital expenditures relating to the expansion of our off-airport locations.

Off-Balance Sheet Commitments

As of December 31, 2006 and 2005, the following guarantees (including indemnification commitments) were issued and outstanding:

Indemnifications

In the ordinary course of business, we execute contracts involving indemnifications standard in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These indemnifications might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable and estimable. The types of indemnifications for which payments are possible include the following:

Sponsors; Directors

On the Closing Date, Hertz entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings’ stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, Hertz Holdings’ stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We do not believe that these indemnifications are reasonably likely to have a material impact on us. We have also entered into indemnification agreements with each of our directors.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our consolidated financial statements. As of December 31, 2006 and December 31, 2005, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our consolidated balance sheet in “Other accrued liabilities” were $3.7 million and $3.9 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including ongoing maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Risk Management

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see “Item 1—Business—Risk Management.”

Market Risks

We are exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and historically have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. For more information on these exposures, see Note 13 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Interest Rate Risk

From time to time, we enter into interest rate swap agreements to manage interest rate risk. Effective September 30, 2003, we entered into interest rate swap agreements relating to the issuance of our 4.7% notes due October 2, 2006. Effective June 3, 2004, we entered into interest rate swap agreements relating to the issuance of our 6.35% notes due June 15, 2010. Under these agreements, we paid interest at a variable rate in exchange for fixed rate receipts, effectively transforming these notes to floating rate obligations. As a result of the Acquisition, a significant portion of the underlying fixed rate debt was tendered, causing the interest rate swaps to be ineffective as of December 21, 2005. Consequently, any changes in the fair value of the derivatives were recognized in the statement of operations. Between December 21, 2005 (the date the hedge accounting was discontinued) and December 31, 2005, the fair value adjustment related to these interest rate swaps was a gain of $2.7 million, which was recorded in our consolidated statement of operations in “Selling, general and administrative” expenses. During January 2006, we assigned these interest rate swaps to a third party in return for cash. As a result of the assignment of these interest rate swaps, we recorded a gain of $1.0 million which is reflected in our consolidated statement of operations in ““Selling, general and administrative” expenses.”

In connection with the Acquisition and the issuance of the $3,550.0 million of floating rate U.S. Fleet Debt, HVF and Hertz entered into seven interest rate swap agreements, or the “HVF Swaps,” effective December 21, 2005. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2011. Under these agreements, we pay monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations.

In connection with the remaining €7.6 million untendered balance of our Euro-denominated medium term notes, we entered into an interest rate swap agreement on December 21, 2005, effective January 16, 2006, and maturing on July 16, 2007. The purpose of this interest rate swap is to lock in the interest cash outflows at a fixed rate of 4.1% on the variable rate Euro-denominated medium term notes.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions give HIL the right, but not the obligation, to enter into three year interest rate swaps based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed in 2007 prior to their scheduled expiration date of March 15, 2007 and now expire on September 5, 2007.

See Notes 3, 13 and 16 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

We have a significant amount of debt (including under our U.S. and International Fleet Debt and Senior ABL Facility) with variable rates of interest based generally on LIBOR, EURIBOR or their equivalents for local currencies plus an applicable margin. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt.

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of December 31, 2006, our net interest expense would increase by an estimated $15.9 million over a twelve-month period.

Consistent with the terms of the agreements governing the respective debt obligations, we may hedge a portion of the floating rate interest exposure under the Senior Credit Facilities and the U.S. and International Fleet Debt to provide protection in respect of such exposure.

Foreign Currency Risk

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to currency option contracts are limited to the premium paid for the right to exercise the option and the future performance of the option’s counterparty. Premiums paid for options outstanding as of December 31, 2006, were approximately $0.3 million, and we limit counterparties to financial institutions that have strong credit ratings.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans. The forward rate is reflected in the intercompany loan rate to the subsidiaries, and as a result, the forward contracts have no material impact on our results of operations.

In connection with the Transactions, we issued €225 million of unhedged Senior Euro Notes. Prior to October 1, 2006, our Senior Euro Notes were not designated as a net investment hedge of our Euro-denominated net investments. For the nine months ended September 30, 2006, we incurred unrealized exchange transaction losses of $19.2 million resulting from the translation of these Euro-denominated notes into the U.S. dollar, which are recorded in our consolidated statement of operations in “Selling, general and administrative” expenses. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our foreign operations. As a result of this net investment hedge designation, as of December 31, 2006, $7.1 million of losses attributable to the translation of our Senior Euro Notes into the U.S. dollar are recorded in our consolidated balance sheet in “Accumulated other comprehensive income (loss).”

Inflation

The increased acquisition cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Like-Kind Exchange Program

In January 2006, we implemented a like-kind exchange program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred “like-kind exchanges” pursuant to section 1031 of the Internal Revenue Code. The program has resulted in a material deferral of federal and state income taxes for fiscal 2006. A like-kind exchange program for HERC has been in place for several years. We cannot, however, offer assurance that the expected tax deferral will be achieved or that the relevant law concerning the programs will remain in its current form. In addition, the benefit of deferral is subject to recapture, if, for example, there were a material downsizing of our fleet.

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 5 of the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.” Our 2006 worldwide pre-tax pension expense was approximately $35.6 million, which is a decrease of $1.9 million from 2005 primarily attributable to the elimination of the amortization of net loss component of 2006 net periodic pension cost because of the purchase accounting charges that were recognized in 2005. As of the Acquisition date, a liability was recorded for the projected benefit obligation in excess of plan assets, which eliminated any previously existing unrecognized net gain or loss, or unrecognized prior service cost.

The funded status (i.e., the dollar amount by which the present value of projected benefit obligations exceeded the market value of pension plan assets) of our U.S. qualified plan, in which most domestic employees participate, declined as of December 31, 2006, compared with December 31, 2005. The ratio of assets to the projected benefit obligation was consistent from December 31, 2005 to December 31, 2006. The primary reason for the decline in dollar terms is that no contributions were made in 2006.

We review our pension assumptions regularly and from time to time make contributions beyond those legally required. For example, no discretionary contributions were made to our U.S. qualified plan in the year ended December 31, 2006 and $28.0 million and $48.0 million were made to our U.S. qualified plan for the years ended December 31, 2005 and 2004, respectively. After giving effect to these contributions, based on current interest rates and on our return assumptions and assuming no additional contributions, we do not expect to be required to pay any variable-rate premiums to the Pension Benefit Guaranty Corporation before 2010. For the year ended December 31, 2006, we contributed $28.8 million to our worldwide pension plans, including a discretionary contribution of

$15.6 million to our U.K. defined benefit pension plan and benefit payments made through unfunded plans.

We participate in various “multiemployer” pension plans administrated by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdrew from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our statement of operations and as a liability on our balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. We currently do not expect to incur any material withdrawal liability in the near future. However, in the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could decide to discontinue participation in a plan, and in that event we could face a withdrawal liability. Some multiemployer plans, including one in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

Other Postretirement Benefits

We provide limited postretirement health care and life insurance for employees of our domestic operations with hire dates prior to January 1, 1990. There are no plan assets associated with this plan. We provide for these postretirement costs through monthly accruals. The net periodic postretirement benefit cost for the year ended December 31, 2006 was $1.1 million and the accumulated benefit obligation as of December 31, 2006 was $16.6 million compared to a net periodic postretirement benefit cost of $1.6 million for the year ended December 31, 2005 and an accumulated benefit obligation of $18.2 million as of December 31, 2005. The decrease in the accumulated benefit obligation was primarily attributable to the increase in the discount rate from 5.5% as of December 31, 2005 to 5.7% as of December 31, 2006.

Hertz Holdings Stock Incentive Plan

On February 15, 2006, our Board of Directors and that of Hertz jointly approved the Hertz Global Holdings, Inc. Stock Incentive Plan, or the “Stock Incentive Plan.” The Stock Incentive Plan provides for the sale of shares of stock of Hertz Holdings to our executive officers, other key employees and directors as well as the grant of stock options to purchase shares of Hertz Holdings to those individuals.

During the second quarter of 2006, we made an equity offering to approximately 350 of Hertz’s executives and key employees (not including Craig R. Koch, our former Chief Executive Officer). The shares sold and options granted to our employees in connection with this equity offering are subject to and governed by the terms of the Stock Incentive Plan. The offering closed on May 5, 2006. In connection with this offering, we sold 1,757,354 shares at a purchase price of $10.00 per share and granted options to purchase an additional 2,786,354 shares at an exercise price of $10.00 per share ($4.56 after adjustment for special cash dividends paid on June 30, 2006 and November 21, 2006). In addition, on May 18, 2006, we granted Hertz’s key executives and employees (except for Mr. Koch) options to acquire an additional 9,515,000 shares of our common stock at $10.00 per share ($4.56 after adjustment for special cash dividends paid on June 30, 2006 and November 21, 2006), 800,000 shares at $15.00 per share ($9.56 after adjustment for special cash dividends paid on June 30, 2006 and November 21, 2006) and 800,000 shares at $20.00 per share ($14.56 after adjustment for special cash dividends paid on June 30, 2006 and November 21, 2006). These options are subject to and governed by the Stock Incentive Plan.

On June 12, 2006, Mr. Koch purchased 50,000 shares of the common stock of Hertz Holdings at a purchase price of $10.00 per share and received options to purchase an additional 100,000 shares at a purchase price of $10.00 per share ($5.68 after adjustment for the special cash dividend paid on June 30, 2006). On August 15, 2006, the options issued to Mr. Koch in June 2006 were cancelled and he was issued options to purchase 112,000 shares of common stock of Hertz Holdings at an exercise price of $7.68 per share ($6.56 after adjustment for the special cash dividend paid on November 21, 2006). Hertz Holdings made a payment to Mr. Koch in connection with his share purchase equal to $80,000.

On August 15, 2006, certain newly-hired employees purchased an aggregate of 20,000 shares at a purchase price of $7.68 per share and were granted options to purchase 220,000 shares of Hertz Holdings stock at an exercise price of $7.68 per share ($6.56 after adjustment for the special cash dividend paid on November 21, 2006). Also on August 15, 2006, in accordance with the terms of his employment agreement, Mr. Frissora purchased 1,056,338 shares of the common stock of Hertz Holdings at a price of $5.68 per share and was granted options to purchase 800,000 shares of common stock of Hertz Holdings at an exercise price of $7.68 per share ($6.56 after adjustment for the special cash dividend paid on November 21, 2006), 400,000 options at an exercise price of $10.68 per share ($9.56 after adjustment for the special cash dividend paid on November 21, 2006) and 400,000 options at an exercise price of $15.68 per share ($14.56 after adjustment for the special cash dividend paid on November 21, 2006). All of Mr. Frissora’s options will vest 20% per year on the first five anniversaries of the date of commencement of his employment and will have a ten year term.

During September 2006, we determined that the fair value of our common stock as of August 15, 2006 was $16.37 per share, rather than the $7.68 that had originally been determined at that time and which we use for purposes of the Stock Incentive Plan and federal income tax purposes. Consequently, we recognized compensation expense of approximately $13.0 million, including amounts for a tax gross-up on the initial $2.00 discount to fair market value in accordance with Mr. Frissora’s employment agreement, in the quarter ended September 30, 2006.

In order to assist management and the Compensation Committee of the Board of Directors in their determination of the value of the common stock of Hertz Holdings, Hertz engaged an independent valuation specialist to perform a valuation of the common stock of Hertz Holdings at May 15, 2006 and June 30, 2006. The May 15th date is close to the initial stock purchase and option grant date of May 5, 2006 and the second option grant date of May 18, 2006. The June 30th date coincides with the payment of the special cash dividend of $4.32 per share.

The independent valuation specialist weighted each of the income, market transaction and market comparable valuation approaches equally. Management and the Compensation Committee of the Board of Directors believe that the valuation approaches employed are appropriate for an enterprise such as Hertz Holdings, which has an established financial history of profitable operations and generation of positive cash flows. The results of the approaches were not significantly different from one another.

In connection with the authorization of the special cash dividend of $4.32 per share paid on June 30, 2006, the Board of Hertz Holdings authorized the modification of the option exercise prices downward by an amount equal to the per share amount of the special cash dividend paid on June 30, 2006, thereby preserving the intrinsic value of the options, consistent with applicable tax law. In order to assist management and the Compensation Committee of the Board of Directors in their determination of the value of the common stock of Hertz Holdings, an independent valuation was performed as of immediately before and after the modification. We will recognize incremental compensation cost of approximately $14.1 million related to the cost of modifying the exercise prices of the stock options for the special cash dividend over the remainder of the five-year requisite vesting period that began on the grant date.

Prior to the consummation of the initial public offering of the common stock of Hertz Holdings on November 21, 2006, Hertz Holdings declared a special cash dividend, to be paid promptly following the completion of the offering. In connection with the special cash dividend, Hertz Holdings’ outstanding stock options were adjusted to preserve the intrinsic value of the options, consistent with applicable tax law and the terms of the Stock Incentive Plan. The Board approved this modification on October 12, 2006. Beginning on that date, the cost of the modification was recognized ratably over the remainder of the requisite service period for each grant. Because the modification was effective before the amount of the dividend was known, the cost of the modification reflected the assumption that the dividend would be funded by the proceeds to Hertz Holdings from the sale of the common stock after deducting underwriting discounts and commissions and offering expenses. The assumed proceeds from the sale of the common stock were determined by assuming an offering price equivalent to the midpoint of the range set forth on the cover page of the initial public offering prospectus (or $17.00 per share) and resulted in an estimated dividend of $1.83 per share. The actual dividend declared was $1.12 per share. We will recognize incremental compensation cost of $14.2 million related to the cost of modifying the exercise prices of the stock options for the special cash dividend paid on November 21, 2006 over the remainder of the five-year requisite service period. This charge was based on the estimated dividend, rather than the actual dividend paid.

Share Purchase by Our Chief Executive Officer

On July 10, 2006, Mark P. Frissora accepted an offer of employment to serve as our Chief Executive Officer. On August 15, 2006, Mr. Frissora purchased 1,056,338 shares of our common stock at a price of $5.68 per share, which was $2.00 below the fair market value of $7.68 on that date. As discussed under “—Critical Accounting Policies and Estimates—Stock-Based Compensation,” we have subsequently determined that the fair value of our common stock as of August 15, 2006 should be $16.37 per share, rather than $7.68 as had originally been determined at that time. Consequently, we recognized compensation expense of approximately $13.0 million, including amounts for a tax gross-up on the initial $2.00 discount to fair market value in accordance with Mr. Frissora’s employment agreement, in the third quarter of 2006.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, or “FIN 48,” “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact of FIN 48 on our financial position as of January 1, 2007 is estimated to be up to a $30.0 million increase in total liabilities.

In June 2006, the Emerging Issues Task Force, or “EITF,” issued EITF No. 06-3, or “EITF 06-3,” “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” which relates to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction. EITF 06-3 states that the presentation of the taxes, either on a gross (included in revenues and costs) or a net basis (excluded from revenues), is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies,” if those amounts are significant. EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Sales tax amounts collected from customers have been recorded on a net basis. The adoption of EITF 06-3 will not have any impact on our financial position or results of operations.

In September 2006, the United States Securities and Exchange Commission or the “SEC,” issued Staff Accounting Bulletin No. 108, or “SAB No. 108.” “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 requires registrants to apply the new guidance to material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The adoption of SAB No. 108 did not have any impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 or “SFAS No. 157”, “Fair Value Measurements,” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the fiscal year beginning after November 15, 2007. We are currently reviewing SFAS No. 157 to determine its impact, if any, on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, or “SFAS No. 159,” “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective as of January 1, 2008. We are currently reviewing SFAS 159 to determine its impact, if any, on our financial position or results of operations..

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risks,” which appears on pages 93 to 95 of this Annual Report.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

of Hertz Global Holdings, Inc.:

We have completed integrated audits of Hertz Global Holdings, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hertz Global Holdings, Inc. and its subsidiaries (Successor Company) at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2006 and for the period from December 21, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 30, 2007

To The Board of Directors and

Shareholder of Hertz Global Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of Hertz Global Holdings, Inc. and its subsidiaries (Predecessor Company) for the period from January 1, 2005 to December 20, 2005 and for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

April 4, 2006, except for the effects of the restatement described in Note 1A (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company's Annual

Report on Form 10-K/A for the year ended December 31, 2005,

as to which the date is July 14, 2006

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	December 31, 2006	December 31, 2005
ASSETS
Cash and equivalents	$674,549	$843,908
Restricted cash	552,516	289,201
Receivables, less allowance for doubtful accounts of $1,989 and $460	1,656,542	1,823,188
Inventories, at lower of cost or market	112,119	105,532
Prepaid expenses and other assets	369,922	396,415
Revenue earning equipment, at cost:
Cars	8,188,794	7,439,579
Less accumulated depreciation	(822,387)	(40,114)
Other equipment	2,686,947	2,083,299
Less accumulated depreciation	(247,846)	(7,799)
Total revenue earning equipment	9,805,508	9,474,965
Property and equipment, at cost:
Land, buildings and leasehold improvements	969,195	921,421
Service equipment	597,882	474,110
	1,567,077	1,395,531
Less accumulated depreciation	(199,020)	(5,507)
Total property and equipment	1,368,057	1,390,024
Other intangible assets, net	3,173,495	3,235,265
Goodwill	964,693	1,022,381
Total assets	$18,677,401	$18,580,879
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$654,327	$621,876
Accrued salaries and other compensation	463,466	433,636
Other accrued liabilities	513,483	446,292
Accrued taxes	92,469	115,462
Debt	12,276,184	12,515,005
Public liability and property damage	327,024	320,955
Deferred taxes on income	1,801,073	1,852,542
Total liabilities	16,128,026	16,305,768
Commitments and contingencies
Minority interest	14,813	8,929
Stockholders’ equity:
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 320,618,692 and 229,500,000 shares issued	3,206	2,295
Preferred Stock, $0.01 par value, 200,000,000 shares authorized, no shares issued	—	—
Additional capital paid-in	2,427,293	2,292,705
Retained earnings (deficit)	9,535	(21,346)
Accumulated other comprehensive income (loss)	94,528	(7,472)
Total stockholders’ equity	2,534,562	2,266,182
Total liabilities and stockholders’ equity	$18,677,401	$18,580,879

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars, except share data)

	Successor		Predecessor
		For the periods from
	Year ended December 31, 2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Year ended December 31, 2004
Revenues:
Car rental	$6,273,612	$129,448	$5,820,473	$5,430,805
Equipment rental	1,672,093	22,430	1,392,461	1,161,955
Other	112,700	2,591	101,811	83,192
Total revenues	8,058,405	154,469	7,314,745	6,675,952
Expenses:
Direct operating	4,475,974	102,958	4,086,344	3,734,361
Depreciation of revenue earning equipment	1,757,202	43,827	1,555,862	1,463,258
Selling, general and administrative	723,921	15,167	623,386	591,317
Interest, net of interest income of $42,553, $1,077, $36,156 and $23,707	900,657	25,735	474,247	384,464
Total expenses	7,857,754	187,687	6,739,839	6,173,400
Income (loss) before income taxes and minority interest	200,651	(33,218)	574,906	502,552
(Provision) benefit for taxes on income	(67,994)	12,243	(191,332)	(133,870)
Minority interest	(16,714)	(371)	(12,251)	(3,211)
Net income (loss)	$115,943	$(21,346)	$371,323	$365,471
Weighted average shares outstanding (in thousands)
Basic	242,460	229,500	229,500	229,500
Diluted	243,354	229,500	229,500	229,500
Earnings (loss) per share
Basic	$0.48	$(0.09)	$1.62	$1.59
Diluted	$0.48	$(0.09)	$1.62	$1.59

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands of Dollars, except share data)

	Number of Shares	Common Stock	Preferred Stock	Additional Capital Paid-In	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Predecessor
Balance at:
DECEMBER 31, 2003	100	$—	$—	$983,132	$1,113,746	$128,513	$2,225,391
Net income					365,471		365,471
Translation adjustment changes						83,420	83,420
Unrealized holding losses on securities, net of tax of $8						(82)	(82)
Minimum pension liability adjustment, net of tax of $1,076						(3,953)	(3,953)
Total Comprehensive Income							444,856
DECEMBER 31, 2004	100	—	—	983,132	1,479,217	207,898	2,670,247
Net income					371,323		371,323
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $281						424	424
Translation adjustment changes						(123,893)	(123,893)
Unrealized holding losses on securities, net of tax of $5						(37)	(37)
Minimum pension liability adjustment, net of tax of $5,891						(12,076)	(12,076)
Total Comprehensive Income							235,741
Dividend to Ford Motor Company					(1,185,000)		(1,185,000)
DECEMBER 20, 2005	100	—	—	983,132	665,540	72,316	1,720,988
Successor
Balance at:
DECEMBER 21, 2005	—	—	—	—	—	—	—
Sale of common stock	229,500,000	2,295		2,292,705			2,295,000
Net loss					(21,346)		(21,346)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $2,704						(4,078)	(4,078)
Translation adjustment changes						(3,394)	(3,394)
Total Comprehensive Loss							(28,818)
DECEMBER 31, 2005	229,500,000	2,295	—	2,292,705	(21,346)	(7,472)	2,266,182
Net income					115,943		115,943
Translation adjustment changes						95,023	95,023
Unrealized holding losses on securities, net of tax of $4						(30)	(30)
Unrealized loss on Euro-denominated debt, net of tax of $4,648						(7,066)	(7,066)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $5,023						7,621	7,621
Adjustment to initially apply FASB Statement No. 158, net of tax of $4,873						6,438	6,438
Minimum pension liability adjustment, net of tax of $9						14	14
Total Comprehensive Income							217,943
Sale of common stock in initial public offering	88,235,000	882		1,259,384			1,260,266
Cash dividends ($4.32 and $1.12 per common share)				(1,174,456)	(85,062)		(1,259,518)
Stock-based employee compensation				25,452			25,452
Sale of stock under employee equity offering	2,883,692	29		24,208			24,237
DECEMBER 31, 2006	320,618,692	$3,206	$—	$2,427,293	$9,535	$94,528	$2,534,562

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	Successor		Predecessor
		For the periods from
	Year ended December 31, 2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Year ended December 31, 2004
Cash flows from operating activities:
Net income (loss)	$115,943	$(21,346)	$371,323	$365,471
Non-cash expenses:
Depreciation of revenue earning equipment	1,757,202	43,827	1,555,862	1,463,258
Depreciation of property and equipment	197,230	5,511	182,363	177,597
Amortization of other intangible assets	61,614	2,075	749	607
Amortization of deferred financing costs	66,127	1,304	5,299	4,960
Amortization of debt discount	38,872	456	1,999	2,543
Stock-based employee compensation	27,179	—	10,496	5,584
Provision for public liability and property damage	169,143	1,918	158,050	153,139
Loss on revaluation of foreign denominated debt	19,233	(2,826)	—	—
Provision for losses on doubtful accounts	17,132	462	11,447	14,133
Minority interest	16,714	371	12,251	3,211
Deferred taxes on income	30,354	(12,243)	(411,461)	129,576
Changes in assets and liabilities, net of effects of acquisition:
Receivables	229,663	(121,497)	(547,302)	57,303
Due from affiliates	—	107,791	83,868	75,607
Inventories, prepaid expenses and other assets	(17,128)	(166,545)	(134,052)	(27,778)
Accounts payable	(4,708)	(58,565)	(32,676)	(58,318)
Accrued liabilities	86,308	(52,157)	51,364	50,831
Accrued taxes	(3,789)	1,881	572,452	12,315
Payments of public liability and property damage claims and expenses	(192,524)	(7,938)	(155,904)	(178,654)
Net cash provided by (used in) operating activities	$2,614,565	$(277,521)	$1,736,128	$2,251,385

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands of Dollars)

	Successor		Predecessor
		For the periods from
	Year ended December 31, 2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Year ended December 31, 2004
Cash flows from investing activities:
Net change in restricted cash	$(260,212)	$(273,640)	$(12,660)	$(2,901)
Purchase of predecessor company stock	—	(4,379,374)	—	—
Proceeds from sales (purchases) of short-term investments, net	—	—	556,997	(56,889)
Revenue earning equipment expenditures	(11,420,898)	(234,757)	(12,186,205)	(11,310,032)
Proceeds from disposal of revenue earning equipment	9,555,025	199,711	10,106,260	8,740,920
Property and equipment expenditures	(223,943)	(8,503)	(334,543)	(286,428)
Proceeds from disposal of property and equipment	64,144	1,246	72,572	59,253
Available-for-sale securities:
Purchases	(2,464)	—	(243)	(11,261)
Sales	514	—	245	19,448
Other	(66)	—	—	—
Changes in investment in joint venture	—	—	—	2,000
Net cash used in investing activities	(2,287,900)	(4,695,317)	(1,797,577)	(2,845,890)
Cash flows from financing activities:
Issuance of an intercompany note	—	—	1,185,000	—
Proceeds from issuance of long-term debt	1,309,437	8,643,894	27,162	1,985,981
Repayment of long-term debt	(1,247,425)	(5,118,559)	(619,402)	(913,635)
Short-term borrowings:
Proceeds	747,469	10,333	3,208,085	1,382,587
Repayments	(901,123)	(1,357,614)	(2,263,346)	(973,659)
Ninety-day term or less, net	(465,595)	364,009	270,715	(846,780)
Dividends paid	(1,259,518)	—	(1,185,000)	—
Proceeds from the sale of stock	1,284,503	2,295,000	—	—
Distributions to minority interest	(10,830)	—	(8,614)	—
Payment of financing costs	(40,783)	(192,419)	—	—
Net cash (used in) provided by financing activities	(583,865)	4,644,644	614,600	634,494
Effect of foreign exchange rate changes on cash and equivalents	87,841	(1,894)	(57,120)	27,990
Net (decrease) increase in cash and equivalents during the period	(169,359)	(330,088)	496,031	67,979
Cash and equivalents at beginning of period	843,908	1,173,996	677,965	609,986
Cash and equivalents at end of period	$674,549	$843,908	$1,173,996	$677,965
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$681,480	$124,005	$416,436	$377,279
Income taxes	33,645	(379)	29,883	(4,149)
Non-cash transactions excluded from cash flow presentation:
Revaluation of net assets to fair market value, net of tax	$75,459	$2,145,563	$—	$—
Non-cash settlement of outstanding balances with Ford	—	112,490	—	—

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Background and Change in Ownership

Background

Hertz Global Holdings, Inc. is referred to herein as “Hertz Holdings.” The Hertz Corporation is referred to herein as “Hertz.” The terms “we,” “us,” and “our” refer to (i) prior to December 21, 2005, Hertz and its consolidated subsidiaries and (ii) on and after December 21, 2005, Hertz Holdings and its consolidated subsidiaries (including Hertz). 100% of Hertz’s outstanding capital stock is owned by Hertz Investors, Inc. (previously known as CCMG Corporation), and 100% of Hertz Investors, Inc.’s capital stock is owned by Hertz Holdings. Hertz Holdings was incorporated on August 31, 2005 by the Sponsors (as defined below) to serve as the top-level holding company for Hertz, its primary operating company. Financial information for the Predecessor period is for Hertz.

Hertz Holdings was incorporated in Delaware in 2005 and had no operations prior to the Acquisition (as defined below). Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the automobile and truck rental and leasing business since 1918. Ford Motor Company, or “Ford,” first acquired an ownership interest in Hertz in 1987. Previously, Hertz had been a subsidiary of UAL Corporation (formerly Allegis Corporation), which had acquired Hertz’s outstanding capital stock from RCA Corporation in 1985. Hertz became a wholly owned subsidiary of Ford as a result of a series of transactions in 1993 and 1994. Hertz continued as a wholly owned subsidiary of Ford until April 1997. In 1997, Hertz completed a public offering of approximately 50.6% of Hertz’s Class A Common Stock, or the “Class A Common Stock,” which represented approximately 19.1% of Hertz’s economic interest. In March 2001, Ford, through a subsidiary, acquired all of Hertz’s outstanding Class A Common Stock that it did not already own for $35.50 per share, or approximately $735 million. As a result of that acquisition, Hertz’s Class A Common Stock ceased to be traded on the NYSE. However, because certain of Hertz’s debt securities were sold through public offerings, Hertz continued to file periodic reports under the Securities Exchange Act of 1934.

The Acquisition and Related Transactions

On December 21, 2005, or the “Closing Date,” investment funds associated with or designated by Clayton, Dubilier & Rice, Inc., or “CD&R,” The Carlyle Group, or “Carlyle,” and Merrill Lynch Global Private Equity, or “MLGPE,” or collectively the “Sponsors,” through CCMG Acquisition Corporation, a wholly owned subsidiary of Hertz Holdings (previously known as CCMG Holdings, Inc.) acquired all of Hertz’s common stock from a subsidiary of Ford, or the “Acquisition,” for aggregate consideration of $4,379 million in cash and debt refinanced or assumed of $10,116 million and transaction fees and expenses of $447 million. To finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, or the “Transactions,” the Sponsors used:

•       equity contributions totaling $2,295 million from the investment funds associated with or designated by the Sponsors;

•       net proceeds from a private placement by CCMG Acquisition Corporation of $1,800 million aggregate principal amount of 8.875% Senior Notes due 2014, or the “Senior Dollar Notes,” $600 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2016, or the “Senior Subordinated Notes,” and €225 million aggregate principal amount of 7.875% Senior Notes due 2014, or the “Senior Euro Notes.” In connection with the Transactions, CCMG Acquisition Corporation merged with and into Hertz, with Hertz as the surviving corporation of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the merger. CCMG Acquisition Corporation had no operations prior to the Acquisition. We refer to the Senior Dollar Notes and the Senior Euro Notes together as the “Senior Notes.” See Note 3—Debt;

•       aggregate borrowings of approximately $1,707 million by us under a new senior term facility, or the “Senior Term Facility,” which consists of (a) a maximum borrowing capacity of $2,000 million, which included a delayed draw facility of $293 million and (b) a synthetic letter of credit facility in an aggregate principal amount of $250 million. See Note 16—Subsequent Events;

•       aggregate borrowings of approximately $400 million by Hertz and one of its Canadian subsidiaries under a new senior asset-based revolving loan facility, or the “Senior ABL Facility,” with a maximum borrowing capacity of $1,600 million (which was increased in February 2007 to $1,800 million). We refer to the Senior Term Facility and the Senior ABL Facility together as the “Senior Credit Facilities.” See Note 16—Subsequent Events;

•       aggregate proceeds of offerings totaling approximately $4,300 million by a special purpose entity wholly owned by us of asset-backed securities backed by our U.S. car rental fleet, or the “U.S. Fleet Debt,” all of which we issued under our existing asset-backed notes program, or the “ABS Program”; under which an additional $600 million of previously issued asset-backed medium term notes having maturities from 2007 to 2009 remain outstanding following the closing of the Transactions, and in connection with which approximately $1,500 million of variable funding notes in two series were also issued, but not funded, on the closing date of the Acquisition;

•       aggregate borrowings of the foreign currency equivalent of approximately $1,781 million by certain of our foreign subsidiaries under asset-based revolving loan facilities with aggregate commitments equivalent to approximately $2,930 million (calculated in each case at December 31, 2005), subject to borrowing bases comprised of rental vehicles, rental equipment, and related assets of certain of our foreign subsidiaries, (all of which are organized outside of the United States) or one or more special purpose entities, as the case may be, and, rental equipment and related assets of certain of our subsidiaries organized outside North America or one or more special purpose entities, as the case may be, which facilities (together with certain capital lease obligations) are referred to collectively as the “International Fleet Debt;” and

•       our cash on hand in an aggregate amount of approximately $6.1 million.

In connection with the Transactions, we also refinanced a significant portion of our existing indebtedness, which was repaid as follows:

•       the repurchase of approximately $3,700 million in aggregate principal amount of existing senior notes having maturities from May 2006 to January 2028, of which additional notes in the aggregate principal amount of approximately $803.3 million remained outstanding following the Transactions;

•       the repurchase of approximately €192.4 million (or approximately $230.0 million, calculated as of December 31, 2005) in aggregate principal amount of existing Euro-denominated medium term notes with a maturity of July 2007, of which additional medium term notes in the aggregate principal amount of approximately €7.6 million remained outstanding following the Transactions;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•       the repayment of a $1,185 million intercompany note issued by Hertz to Ford Holdings on June 10, 2005 that would have matured in June 2010;

•       the repayment of approximately $1,935 million under an interim credit facility that would have matured on February 28, 2006;

•       the repayment of commercial paper, notes payable and other bank debt of approximately $1,212 million; and

•       the settlement of all accrued interest and unamortized debt discounts relating to the above existing indebtedness.

The term “Successor” refers to us following the Acquisition. The term “Predecessor” refers to us prior to the Acquisition. The “Successor period ended December 31, 2005” refers to the period from December 21, 2005 to December 31, 2005 and the “Predecessor period ended December 20, 2005” refers to the period from January 1, 2005 to December 20, 2005.

The Acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the Acquisition date. Consequently, the excess of the cost of the Acquisition over the net of amounts assigned to the fair value of assets acquired and the liabilities assumed is recorded to goodwill.

The Acquisition has been accounted for as a purchase in accordance with Financial Accounting Standards Board, or “FASB,” Statement of Financial Accounting Standards, or “SFAS,” No. 141, “Business Combinations,” with intangible assets recorded in conformity with SFAS No. 142, “Goodwill and Other Intangible Assets,” requiring an allocation of the purchase price to the tangible and intangible net assets acquired based on their relative fair values as of the date of acquisition. The allocation of purchase price is based on management’s judgment after evaluating several factors, including actuarial estimates for pension liabilities, fair values of our indebtedness and other liabilities, and valuation assessments of our tangible and intangible assets determined with the assistance of a valuation specialist.

The following table summarizes the fair values of the assets purchased and liabilities assumed as of the Acquisition date (in millions of dollars):

Cash, cash equivalents and restricted cash	$1,184
Receivables	1,813
Inventories	104
Prepaid expenses and other assets	405
Revenue earning equipment, cars	7,415
Revenue earning equipment, other equipment	2,075
Property and equipment	1,380
Other intangible assets	3,237
Goodwill	952
Accounts payable and accrued liabilities	(1,670)
Debt	(12,512)
Public liability and property damage	(348)
Deferred taxes on income	(1,731)
Minority interest	(9)
Total contributed capital	$2,295

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the allocation of the Acquisition purchase price (in millions of dollars):

Purchase price allocation:
Purchase price		$14,495
Estimated transaction fees and expenses		447
Total cash estimated purchase price		14,942
Less:
Debt refinanced	$8,346
Assumption of remaining existing debt	1,770
Fair value adjustment to tangible assets	322
Other intangible assets acquired	3,237
Deferred financing fees	315	13,990
Excess purchase price attributed to goodwill		$952

The foreign currency impact on goodwill subsequent to the Acquisition date totaled approximately $13 million.

Initial Public Offering

In November 2006, we completed our initial public offering of 88,235,000 shares of common stock at a per share price of $15.00, with proceeds to us before underwriting discounts and offering expenses of approximately $1.3 billion. The proceeds were used to repay borrowings that were outstanding under a $1.0 billion loan facility entered into by Hertz Holdings, or the “Hertz Holdings Loan Facility,” and to pay related transaction fees and expenses. The proceeds were also used to pay special cash dividends of $1.12 per share on November 21, 2006 to stockholders of record of Hertz Holdings immediately prior to the initial public offering. Immediately following the initial public offering, the Sponsors’ ownership percentage in us decreased to approximately 71.6%.

Principles of Consolidation

The consolidated financial statements include the accounts of Hertz Holdings and our domestic and foreign subsidiaries. All significant intercompany transactions have been eliminated.

Revenue Recognition

Rental and rental-related revenue (including cost reimbursements from customers where we consider ourselves to be the principal versus an agent) are recognized over the period the revenue earning equipment is rented based on the terms of the rental or leasing contract.

Cash and Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes cash and equivalents that are not readily available for our normal disbursements. Restricted cash and equivalents are restricted for the acquisition of vehicles and other specified uses under our asset backed notes program and to satisfy certain of our self insurance

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reserve requirements. As of December 31, 2006 and 2005, the portion of total restricted cash that was associated with our Fleet debt was $487.0 million and $191.5 million, respectively.

Depreciable Assets

The provisions for depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, as follows:

Revenue Earning Equipment:
Cars	5 to 16 months
Other equipment	24 to 108 months
Buildings	20 to 50 years
Capitalized internal use software	1 to 10 years
Service cars and service equipment	1 to 25 years
Other intangible assets	5 to 10 years
Leasehold improvements	The shorter of their economic lives or the lease term.

We follow the practice of charging maintenance and repairs, including the cost of minor replacements, to maintenance expense accounts. Costs of major replacements of units of property are capitalized to property and equipment accounts and depreciated on the basis indicated above. Gains and losses on dispositions of property and equipment are included in income as realized. When revenue earning equipment is acquired, we estimate the period we will hold the asset. Depreciation is recorded on a straight-line basis over the estimated holding period, with the objective of minimizing gain or loss on the disposition of the revenue earning equipment. Depreciation rates are reviewed on an ongoing basis based on management’s routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. Upon disposal of the revenue earning equipment, depreciation expense is adjusted for the difference between the net proceeds received and the remaining net book value.

Environmental Liabilities

The use of automobiles and other vehicles is subject to various governmental controls designed to limit environmental damage, including that caused by emissions and noise. Generally, these controls are met by the manufacturer, except in the case of occasional equipment failure requiring repair by us. To comply with environmental regulations, measures are taken at certain locations to reduce the loss of vapor during the fueling process and to maintain, upgrade and replace underground fuel storage tanks. We also incur and provide for expenses for the cleanup of petroleum discharges and other alleged violations of environmental laws arising from the disposition of waste products. We do not believe that we will be required to make any material capital expenditures for environmental control facilities or to make any other material expenditures to meet the requirements of governmental authorities in this area. Liabilities for these expenditures are recorded at undiscounted amounts when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

Public Liability and Property Damage

The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment represents an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

well as future projections of ultimate losses, expenses, premiums and administrative costs. The adequacy of the liability is regularly monitored based on evolving accident claim history. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results. As of the Acquisition date, this liability was revalued on a discounted basis which approximated its fair value.

Pensions

Our employee pension costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension costs and obligations. As of the Acquisition date, a liability was recorded for the projected benefit obligation in excess of plan assets which eliminated any previously existing unrecognized net gain or loss, or unrecognized prior service cost.

In September 2006, the FASB issued SFAS No. 158, or “SFAS No. 158,” “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension plans, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS No. 158 were effective as of our fiscal year ending December 31, 2006. The effect of applying SFAS No. 158 as of December 31, 2006 was as follows (in thousands of dollars):

	Before application of SFAS No. 158	Adjustments Increase (Decrease)	After application of SFAS No. 158
Accrued salaries and other compensation	$474,777	$(11,311)	$463,466
Deferred taxes on income	1,796,200	4,873	1,801,073
Total liabilities	16,134,464	(6,438)	16,128,026
Accumulated other comprehensive income	88,090	6,438	94,528
Total stockholders’ equity	2,528,124	6,438	2,534,562

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related translation adjustments are reflected in “Accumulated other comprehensive income (loss)” in the stockholders’ equity section of our consolidated balance sheet. As of December 31, 2006, the accumulated foreign currency translation gain was $91.6 million and as of December 31, 2005, the accumulated foreign currency loss was of $3.4 million. On the Acquisition date, the existing accumulated foreign currency translation gains and losses were eliminated from “Accumulated other comprehensive income (loss)” on our consolidated balance sheet. Foreign currency gains and losses resulting from transactions are included in earnings.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Prior to the Acquisition, Hertz and its domestic subsidiaries filed a consolidated federal income tax return with Ford. Pursuant to a tax sharing agreement, or the “Agreement,” with Ford, current and deferred taxes were reported and paid to Ford, as if Hertz had filed its own consolidated tax returns with its domestic subsidiaries. The Agreement provided that Hertz was reimbursed for foreign tax credits in accordance with the utilization of those credits by the Ford consolidated tax group.

On December 21, 2005, in connection with the Acquisition, the Agreement with Ford was terminated. Upon termination, all tax payables and receivables with Ford were cancelled and neither Hertz nor Ford has any future rights or obligations under the Agreement. Hertz may be exposed to tax liabilities attributable to periods it was a consolidated subsidiary of Ford. While Ford has agreed to indemnify Hertz for certain tax liabilities pursuant to the arrangements relating to our separation from Ford, we cannot offer assurance that payments in respect of the indemnification agreement will be available.

During 2006, a third party was engaged to perform a comprehensive analysis of our deferred taxes. The domestic deferred tax analysis was finalized in the fourth quarter of 2006 and resulted in a $159.4 million decrease to our deferred tax liability and a $156.3 million decrease to our goodwill. We have determined that these adjustments are not material to our current or previously issued consolidated financial statements.

Advertising

Advertising and sales promotion costs are expensed as incurred.

Legal Fees

We accrue for legal fees and other directly related costs of third parties when it is probable that such fees and costs will be incurred and the amounts can be reasonably estimated.

Impairment of Long-Lived Assets and Intangibles

We evaluate the carrying value of goodwill and indefinite-lived intangible assets for impairment at least annually in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” See Note 2—Goodwill and Other Intangible Assets. Long-lived assets, other than goodwill and indefinite-lived intangible assets, are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, these assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable. The carrying amounts of the assets are based upon our estimates of the undiscounted cash flows that are expected to result from the use and eventual disposition of the assets. An impairment charge is recognized for the amount, if any, by which the carrying value of an asset exceeds its fair value.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options (Predecessor only)

Prior to the Acquisition, certain of our employees were granted options to purchase shares of Ford common stock under Ford’s 1998 Long-Term Incentive Plan, or the “1998 Plan.” Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Effective with the Acquisition, all unvested options became vested and exercisable. The total stock-based compensation expense, net of related tax effects, was $6.8 million for the Predecessor period ended December 20, 2005 and $3.6 million for the year ended December 31, 2004.

Stock-Based Compensation

In December 2004, the FASB, revised SFAS No. 123, with SFAS No. 123R, “Share-Based Payment.” The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Beginning January 1, 2006, we accounted for our employee stock-based compensation awards in accordance with SFAS No. 123R. We have estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected life, dividend yield, risk-free interest rate and forfeiture rate. See Note 6—Hertz Holdings Stock Incentive Plan.

Use of Estimates and Assumptions

Use of estimates and assumptions as determined by management are required in the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or “GAAP.” Actual results could differ from those estimates and assumptions.

Reclassifications

Certain prior year amounts have been reclassified to conform with current reporting.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, or “FIN 48,” “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact of FIN 48 on our financial position as of January 1, 2007 is estimated to be up to a $30.0 million increase in total liabilities.

In June 2006, the Emerging Issues Task Force, or “EITF,” issued EITF No. 06-3, or “EITF 06-3,” “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” which relates to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction. EITF 06-3 states that the presentation of the taxes, either on a gross (included in revenues and costs) or a net

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

basis (excluded from revenues), is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies,” if those amounts are significant. EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Sales tax amounts collected from customers have been recorded on a net basis. The adoption of EITF 06-3 will not have any impact on our financial position or results of operations.

In September 2006, the United States Securities and Exchange Commission, or the “SEC,” issued Staff Accounting Bulletin No. 108, or “SAB No. 108,” “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 requires registrants to apply the new guidance to material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The adoption of SAB No. 108 did not have any impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, or “SFAS No. 157,” “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the fiscal year beginning after November 15, 2007. We are currently reviewing SFAS No. 157 to determine its impact, if any, on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, or “SFAS No. 159,” “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective as of January 1, 2008. We are currently reviewing SFAS 159 to determine its impact, if any, on our financial position or results of operations.

Note 2—Goodwill and Other Intangible Assets

We account for our goodwill under SFAS No. 142. Under SFAS No. 142, goodwill is no longer amortized, but instead must be tested for impairment at least annually. We conducted the required annual goodwill and indefinite-lived intangible asset impairment test in the second quarter of 2006 and determined that there was no impairment. The Acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the Acquisition date. Consequently, the excess of the cost of the Acquisition over the net of amounts assigned to the fair value of assets acquired and the liabilities assumed is recorded to goodwill.

The Acquisition has been accounted for as a purchase in accordance with SFAS No. 141, with intangible assets recorded in conformity with SFAS No. 142, requiring an allocation of the purchase price to the tangible and intangible net assets acquired based on their relative fair values as of the date of acquisition. The allocation of purchase price is based on management’s judgment after evaluating several factors, including actuarial estimates for pension liabilities, fair values of our indebtedness and other liabilities, and valuation assessments of our tangible and intangible assets determined with the assistance of a valuation specialist.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the changes in our goodwill, by segment, for the periods presented (in thousands of dollars):

	Car Rental	Equipment Rental	Total
Balance as of December 31, 2005	$393,395	$628,986	$1,022,381
Change as result of purchase accounting adjustments(1)	(63,591)	(6,587)	(70,178)
Other changes(2)	6,775	5,715	12,490
Balance as of December 31, 2006	$336,579	$628,114	$964,693

(1)            Consists of a decrease of approximately $156.5 million relating to tax adjustments booked in the fourth quarter of 2006 for tax liabilities indemnified by Ford at the date of sale, partly offset by: (i) a revision to estimated federal and state tax liabilities as of the date of acquisition, based on the tax returns filed, totaling $60.5 million; (ii) adjustments made to the fair value of certain estimated liabilities as of the date of acquisition of $23.9 million, partly offset by the tax effect of these adjustments; and (iii) further revisions to the valuation of certain tangible assets, partly offset by the tax effect of these adjustments.

(2)            Consists of changes primarily resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

Other intangible assets, net consisted of the following major classes (in thousands of dollars):

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer-related	$611,783	$(63,046)	$548,737	$612,000	$(1,844)	$610,156
Other	1,270	(512)	758	1,209	(100)	1,109
Total	613,053	(63,558)	549,495	613,209	(1,944)	611,265
Indefinite-lived intangible assets:
Trade name	2,624,000	—	2,624,000	2,624,000	—	2,624,000
Total other intangible assets, net	$3,237,053	$(63,558)	$3,173,495	$3,237,209	$(1,944)	$3,235,265

Amortization of other intangible assets for the year ended December 31, 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and the year ended December 31, 2004 and was $61.6 million, $2.1 million, $0.7 million, $0.6 million, respectively. Future amortization expense of other intangible assets is expected to be approximately $61.2 million per year for each of the next five years.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Debt

Our debt consists of the following (in thousands of dollars):

	December 31, 2006	December 31, 2005
Corporate Debt
Senior Term Facility, average interest rate: 2006, 7.4%; 2005, 8.5% (effective average interest rate: 2006, 7.5%; 2005, 8.7%); net of unamortized discount: 2006, $38,378; 2005, $44,806	$1,947,907	$1,662,194
Senior ABL Facility, average interest rate: 2006, N/A; 2005, 6.5% (effective average interest rate: 2006, N/A; 2005, 6.9%); net of unamortized discount: 2006, $22,188; 2005, $27,832	(22,188)	471,202
Senior Notes, average interest rate: 2006, 8.7%; 2005, 8.7% (effective average interest rate: 2006, 8.7%; 2005, 8.7%);	2,097,030	2,066,083
Senior Subordinated Notes, average interest rate: 2006, 10.5%; 2005, 10.5% (effective average interest rate: 2006, 10.5%; 2005, 10.5%);	600,000	600,000
Promissory notes, average interest rate: 2006, 7.2%; 2005, 6.9% (effective average interest rate: 2006, 7.3%; 2005, 7.0%); net of unamortized discount: 2006, $5,545; 2005, $4,875;.	633,463	798,422
Notes payable, including commercial paper, average interest rate: 2006, 4.1%; 2005, 4.3%	6,175	100,362
Foreign subsidiaries’ debt in foreign currencies:
Short-term borrowings:
Banks, average interest rate: 2006, 13.4%; 2005, 3.6%	2,340	3,139
Commercial paper, average interest rate: 2005, 2.8%	—	47,284
Other borrowings, average interest rate: 2006, 5.1%; 2005, 4.4%	12,546	14,419
Total Corporate Debt	5,277,273	5,763,105
Fleet Debt
U.S. Fleet Debt and pre-Acquisition ABS Notes, average interest rate: 2006, 4.4%; 2005, 4.4% (effective average interest rate: 2006, 4.5%; 2005, 4.4%); net of unamortized discount: 2006, $10,631; 2005, $19,822	4,845,202	4,920,178
International Fleet Debt in foreign currencies, average interest rate: 2006, 5.4%; 2005, 4.4% (effective average interest rate: 2006, 5.4%; 2005, 4.5%); net of unamortized discount: 2006, $4,443; 2005, $16,063	1,987,787	1,831,722
Fleet Financing Facility, average interest rate: 2006, 6.6% (effective average interest rate: 2006, 6.7%); net of unamortized discount: 2006, $2,078	165,922	—
Total Fleet Debt	6,998,911	6,751,900
Total Debt	$12,276,184	$12,515,005

The aggregate amounts of maturities of debt (in millions of dollars) are as follows: 2007, $2,543.2 (including $2,162.6 of other short-term borrowings); 2008, $842.1; 2009, $1,021.1; 2010, $2,924.1; 2011, $120.9; after 2011, $4,908.0.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2006, short-term borrowings (in millions of dollars) were as follows: maximum month end amounts outstanding of $11.1 of commercial paper and $3,077.5 of bank borrowings; monthly average amounts outstanding of $12.4 of commercial paper (weighted-average interest rate 0.6%) and $2,509.9 of bank borrowings (weighted-average interest rate 5.2%).

During the year ended December 31, 2005, short-term borrowings (in millions of dollars) were as follows: maximum month end amounts outstanding of $2,052.7 of commercial paper and $3,113.7 of bank borrowings; monthly average amounts outstanding of $1,569.5 of commercial paper (weighted-average interest rate 3.1%) and $1,798.3 of bank borrowings (weighted-average interest rate 5.2%).

As of December 31, 2006, there were standby letters of credit issued totaling $460.9 million. Of this amount, $234.0 million has been issued for the benefit of the ABS Program ($200.0 million of which was issued by Ford and $34.0 million of which relates to the Senior Credit Facilities below) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have indemnified the issuers for any losses) in the United States, Canada and Europe and to support airport concession obligations in the United States and Canada. As of December 31, 2006, the full amount of these letters of credit was undrawn.

Senior Credit Facilities

In connection with the Acquisition, Hertz entered into a credit agreement with respect to its Senior Term Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent, and the other financial institutions party thereto from time to time. The facility consisted of a $2,000.0 million secured term loan facility providing for loans denominated in U.S. dollars, which included a delayed draw facility of $293.0 million. In addition, there is a pre-funded synthetic letter of credit facility in an aggregate principal amount of $250.0 million. On the Closing Date, Hertz utilized $1,707.0 million of the Senior Term Facility and $182.2 million in letters of credit. As of December 31, 2006, we had $1,947.9 million in borrowings outstanding under this facility, which is net of a discount of $38.4 million and had issued $238.9 million in letters of credit. The term loan facility and the synthetic letter of credit facility will mature on December 21, 2012. The term loan will amortize in nominal quarterly installments (not exceeding one percent of the aggregate principal amount thereof per annum) until the maturity date. At the borrower’s election, the interest rates per annum applicable to the loans under the Senior Term Facility will be based on a fluctuating rate of interest measured by reference to either (1) an adjusted London inter-bank offered rate, or “LIBOR,” plus a borrowing margin or (2) an alternate base rate plus a borrowing margin. In addition, the borrower pays fees on the unused term loan commitments of the lenders, letter of credit participation fees on the full amount of the synthetic letter of credit facility plus fronting fees for the letter of credit issuing banks and other customary fees in respect of the Senior Term Facility.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries of Hertz also entered into a credit agreement with respect to the Senior ABL Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Deutsche Bank AG, Canada Branch as Canadian Agent and Canadian collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent and the financial institutions party thereto from time to time. This facility provided (subject to availability under a borrowing base) for aggregate maximum borrowings of $1,600.0 million (which was increased in February 2007 to $1,800.0 million) under a revolving loan facility providing for loans denominated in U.S. dollars, Canadian dollars, Euros and Pounds Sterling. Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. Hertz and Hertz Equipment Rental Corporation are the U.S. borrowers under the Senior ABL Facility and Matthews Equipment Limited and its subsidiary Western Shut-Down (1995) Ltd. are the Canadian borrowers under the Senior ABL Facility. At December 31, 2006, net of a discount of $22.2 million, Hertz and Matthews Equipment Limited collectively had no borrowings outstanding under this facility and issued $18.2 million in letters of credit. The Senior ABL Facility will mature on December 21, 2010. At the borrower’s election, the interest rates per annum applicable to the loans under the Senior ABL Facility will be based on a fluctuating rate of interest measured by reference to either (1) adjusted LIBOR plus a borrowing margin or (2) an alternate base rate plus a borrowing margin. The borrower will pay customary commitment and other fees in respect of the Senior ABL Facility.

Hertz’s obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by Hertz Investors, Inc., its immediate parent, and most of its direct and indirect domestic subsidiaries (subject to certain exceptions, including for subsidiaries involved in the U.S. Fleet Debt Facility and similar special purpose financings), though Hertz Equipment Rental Corporation does not guarantee Hertz’s obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of the Canadian borrowers under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S. Fleet Debt, the International Fleet Debt and, in the case of the Senior ABL Facility, other secured fleet financing.) Consequently, these assets will not be available to satisfy the claims of our general creditors.

The Senior Credit Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Under the Senior Term Facility, the borrower is required to comply with specified financial ratios and tests, including a minimum interest expense coverage ratio and a maximum leverage ratio. Under the Senior ABL Facility, upon excess availability falling below certain levels, specified financial ratios and tests, including a minimum fixed charge coverage ratio and a maximum leverage ratio, will apply. The Senior Credit Facilities are subject to certain mandatory prepayment requirements and provide for customary events of default.

Restrictive covenants in the Senior Term Facility (as amended) permit cash dividends to be paid to Hertz Holdings (i) in an aggregate amount not to exceed the greater of a specified minimum amount and 1.0% of consolidated tangible assets less certain investments, (ii) in additional amounts at any

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

time, up to a specified available amount determined by reference to, among other things, consolidated net income from October 1, 2005 to the end of the most recent fiscal quarter for which consolidated financial statements of Hertz are available and (iii) in additional amounts at any time, up to a specified amount of certain equity contributions made by Hertz Holdings to Hertz.

Restrictive covenants in the Senior ABL Facility (as amended) permit cash dividends to be paid to Hertz Holdings in an aggregate amount, taken together with certain other investments, acquisitions and optional prepayments, not to exceed $100 million. Hertz may also pay additional cash dividends under the Senior ABL Facility at any time, and in any amount, so long as (a) there is at least $250 million of availability under the facility after giving effect to the proposed dividend, (b) if certain other payments when taken together with the proposed dividend would exceed $50 million in a 30-day period, Hertz can demonstrate projected average availability in the following six-month period of $250 million or more and (c) (i) Hertz can demonstrate pro forma compliance with the consolidated leverage ratio and consolidated fixed charge coverage ratio set forth in the Senior ABL Facility or (ii) the amount of the proposed dividend does not exceed the sum of (x) the greater of a specified minimum amount and 1.0% of consolidated tangible assets plus (y) a specified available amount determined by reference to, among other things, consolidated net income from October 1, 2005 to the end of the most recent fiscal quarter for which consolidated financial statements of Hertz are available plus (z) a specified amount of certain equity contributions made by Hertz Holdings to the borrowers under such facility.

On June 30, 2006, we entered into amendments to each of our Senior Term Facility and Senior ABL Facility. The amendments provide, among other things, for additional capacity under the covenants in these credit facilities to enter into certain sale and leaseback transactions, to pay dividends (subject to the limitations described above) and, in the case of the amendment to the Senior Term Facility, to make investments. These amendments also have the effect of reducing the restrictions in the Senior Credit Facilities on Hertz’s ability to provide cash to Hertz Holdings (whether in the form of a loan or a dividend) that would enable Hertz Holdings to service its indebtedness. The amendment to the Senior Term Facility also permits us to use proceeds of the unused portion of the $293.0 million delayed draw facility to repay borrowings outstanding under the Senior ABL Facility. On July 10, 2006, the remaining $208.1 million of the delayed draw facility was drawn down to pay down the equivalent amount of borrowings under the Senior ABL Facility.

In February 2007, we entered into amendments to each of our Senior Term Facility and Senior ABL Facility, see Note 16—Subsequent Events.

Senior Notes and Senior Subordinated Notes

In connection with the Acquisition, CCMG Acquisition Corporation issued the Senior Notes and the Senior Subordinated Notes under separate indentures between CCMG Acquisition Corporation and Wells Fargo Bank, National Association, as trustee. Hertz and the guarantors entered into supplemental indentures, dated as of the Closing Date, pursuant to which Hertz assumed the obligations of CCMG Acquisition Corporation under the Senior Notes, the Senior Subordinated Notes and the respective indentures, and the guarantors issued the related guarantees. CCMG Acquisition Corporation subsequently merged with and into Hertz, with Hertz as the surviving entity.

As of December 31, 2006, $2,097.0 million and $600.0 million in borrowings were outstanding under the Senior Notes and Senior Subordinated Notes, respectively. Prior to October 1, 2006, our Senior Euro Notes were not designated as a net investment hedge of our Euro-denominated net investments in our foreign operations. For the nine months ended September 30, 2006, we incurred unrealized

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exchange transaction losses of $19.2 million resulting from the translation of these Euro-denominated notes into the U.S. dollar, which are recorded in our consolidated statement of operations in “Selling, general and administrative” expenses. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our foreign operations. As a result of this net investment hedge designation, as of December 31, 2006, $7.1 million of losses, which is net of tax of $4.6 million, attributable to the translation of our Senior Euro Notes into the U.S. dollar, are recorded in our consolidated balance sheet in “Accumulated other comprehensive income (loss).” The Senior Notes will mature on January 1, 2014, and the Senior Subordinated Notes will mature on January 1, 2016. The Senior Dollar Notes bear interest at a rate per annum of 8.875%, the Senior Euro Notes bear interest at a rate per annum of 7.875% and the Senior Subordinated Notes bear interest at a rate per annum of 10.5%. Hertz’s obligations under the indentures are guaranteed by each of its direct and indirect domestic subsidiaries that is a guarantor under the Senior Term Facility.

Both the indenture for the Senior Notes and the indenture for the Senior Subordinated Notes contain covenants that, among other things, limit the ability of Hertz and its restricted subsidiaries, described in the respective indentures, to incur more debt, pay dividends, redeem stock or make other distributions, make investments, create liens, transfer or sell assets, merge or consolidate and enter into certain transactions with Hertz’s affiliates. The indenture for the Senior Subordinated Notes also contains subordination provisions and limitations on the types of senior subordinated debt that may be incurred. The indentures also contain certain mandatory and optional prepayment or redemption provisions and provide for customary events of default.

The restrictive covenants in the indentures governing the Senior Notes and the Senior Subordinated Notes permit Hertz to make loans, advances, dividends or distributions to Hertz Holdings in an amount determined by reference to consolidated net income for the period from October 1, 2005 to the end of the most recently ended fiscal quarter for which consolidated financial statements of Hertz are available, so long as Hertz’s consolidated coverage ratio remains greater than or equal to 2.00:1.00 after giving pro forma effect to such restricted payments. Hertz is also permitted to make restricted payments to Hertz Holdings in an amount not exceeding the greater of a specified minimum amount and 1% of consolidated tangible assets (which payments are deducted in determining the amount available as described in the preceding sentence), and in an amount equal to certain equity contributions to Hertz. Hertz is also permitted to make restricted payments to its parent company in an amount not to exceed in any fiscal year 6% of the aggregate gross proceeds received by The Hertz Corporation through a contribution to equity capital from such offering to enable the public parent company to pay dividends to its stockholders.

Fleet Financing

U.S. Fleet Debt.   In connection with the Acquisition, Hertz Vehicle Financing LLC, or “HVF,” a bankruptcy-remote special purpose entity wholly-owned by Hertz, entered into an amended and restated base indenture, or the “ABS Indenture,” dated as of the Closing Date, with BNY Midwest Trust Company as trustee, and a number of related supplements to the ABS Indenture, each dated as of the Closing Date, with BNY Midwest Trust Company as trustee and securities intermediary, or, collectively, the “ABS Supplement.” On the Closing Date, HVF, as issuer, issued approximately $4,300.0 million of new medium term asset-backed notes consisting of 11 classes of notes in two series under the ABS Supplement. HVF also issued approximately $1,500.0 million of variable funding notes in two series, none of which were funded at closing. As of December 31, 2006, $4,299.9 million,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

net of a $0.1 million discount, in medium term notes were outstanding and no aggregate borrowings were outstanding in the form of variable funding notes.

Each class of notes matures three, four or five years from the Closing Date. The variable funding notes will be funded through the bank multi-seller commercial paper market. The assets of HVF, including the U.S. car rental fleet owned by HVF and certain related assets, collateralize the U.S. Fleet Debt and pre-Acquisition ABS Notes. Consequently, these assets will not be available to satisfy the claims of Hertz’s general creditors.

The various series of U.S. Fleet Debt have either fixed or floating rates of interest. The interest rate per annum applicable to any floating rate notes (other than any variable funding asset-backed debt) is based on a fluctuating rate of interest measured by reference to one-month LIBOR plus a spread, although HVF intends to maintain hedging transactions so that it will not be required to pay a rate in excess of 4.87% per annum in order to receive the LIBOR amounts due from time to time on such floating rate notes. The interest rate per annum applicable to any variable funding asset-backed debt is either the blended average commercial paper rate, if funded through the commercial paper market, or if commercial paper is not being issued, the greater of the prime rate or the federal funds rate, or if requisite notice is provided, the Eurodollar rate plus a spread.

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF and Hertz entered into seven interest rate swap agreements, or the “HVF Swaps,” effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2011. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. As of December 31, 2006 and December 31, 2005, the fair value of the HVF Swaps were $50.6 million and $37.0 million, respectively, which are reflected in our consolidated balance sheet in “Prepaid expenses and other assets.” For the year ended December 31, 2006, we recorded a benefit of $1.0 million in our consolidated statement of operations, in “Interest, net of interest income,” associated with previously recognized ineffectiveness of the HVF Swaps.

The U.S. Fleet Debt issued on the closing date of the Acquisition has the benefit of financial guaranty insurance policies under which either MBIA Insurance Corporation or Ambac Assurance Corporation will guarantee the timely payment of interest on and ultimate payment of principal of such notes.

HVF is subject to numerous restrictive covenants under the ABS Indenture and the other agreements governing the U.S. Fleet Debt, including restrictive covenants with respect to liens, indebtedness, benefit plans, mergers, disposition of assets, acquisition of assets, dividends, officers’ compensation, investments, agreements, the types of business it may conduct and other customary covenants for a bankruptcy-remote special purpose entity. The U.S. Fleet Debt is subject to events of default and amortization events that are customary in nature for U.S. rental car asset backed securitizations of this type. The occurrence of an amortization event or event of default could result in the acceleration of principal of the notes and a liquidation of the U.S. car rental fleet.

International Fleet Debt.   In connection with the Acquisition, Hertz International, Ltd., or “HIL,” a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside the United States), together with certain bankruptcy-remote special purpose entities (whether organized as HIL’s subsidiaries or as non-affiliated “orphan” companies), or “SPEs,” entered into revolving bridge loan facilities providing

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitments to lend, in various currencies up to an aggregate foreign currency equivalent of approximately $3,197.0 million (calculated as of December 31, 2006), subject to borrowing bases comprised of rental vehicles and related assets of certain of HIL’s subsidiaries (all of which are organized outside the United States) or one or more SPEs, as the case may be, and rental equipment and related assets of certain of HIL’s subsidiaries organized outside North America or one or more SPEs, as the case may be. As of December 31, 2006, the foreign currency equivalent of $1,954.6 million in borrowings was outstanding under these facilities, net of a $4.4 million discount. These facilities are referred to collectively as the “International Fleet Debt Facilities.”

The International Fleet Debt Facilities consist of four revolving loan tranches (Tranches A1, A2, B and C), each subject to borrowing bases comprising the revenue earning equipment and related assets of each applicable borrower (or, in the case of a borrower that is a SPE on-lending loan proceeds to a fleet-owning SPE or subsidiary, as the case may be, the rental vehicles and related assets of such fleet-owning SPE or subsidiary). A portion of the Tranche C loan will be available for the issuance of letters of credit.

The obligations of the borrowers under the International Fleet Debt Facilities are guaranteed by HIL, and by the other borrowers and certain related entities under the applicable tranche, in each case subject to certain legal, tax, cost and other structuring considerations. The obligations and the guarantees of the obligations of the Tranche A borrowers under the Tranche A2 loans are subordinated to the obligations and the guarantees of the obligations of such borrowers under the Tranche A1 loans. Subject to legal, tax, cost and other structuring considerations and to certain exceptions, the International Fleet Debt Facilities are secured by a material part of the assets of each borrower, certain related entities and each guarantor, including pledges of the capital stock of each borrower and certain related entities. The obligations of the Tranche A borrowers under the Tranche A2 loans and the guarantees thereof are secured on a junior second priority basis by any assets securing the obligations of the Tranche A borrowers under the Tranche A1 loans and the guarantees thereof. In addition, Hertz has guaranteed the obligations of its Brazilian subsidiary with respect to an aggregate principal amount of the Tranche B loan not exceeding $52.0 million (or such other principal amount as may be agreed to by the Senior Credit Facilities lenders). That guarantee is secured equally and ratably with borrowings under the Senior Term Facility. The assets that collateralize the International Fleet Debt Facilities will not be available to satisfy the claims of Hertz’s general creditors.

The facilities under each of the tranches mature five years from the Closing Date. Subject to certain exceptions, the loans are subject to mandatory prepayment and reduction in commitment amounts equal to the net proceeds of specified types of take-out financing transactions and asset sales.

The interest rates per annum applicable to loans under the International Fleet Debt Facilities are based on fluctuating rates of interest measured by reference to one-month LIBOR, EURIBOR or their equivalents for local currencies as appropriate (in the case of the Tranche A1 and A2 loans); relevant local currency base rates (in the case of Tranche B loans); or one-month EURIBOR (in the case of the Tranche C loans), in each case plus a borrowing margin. In addition, the borrowers under each of Tranche A1, Tranche A2, Tranche B and Tranche C of the International Fleet Debt Facilities will pay fees on the unused commitments of the lenders under the applicable tranche, and other customary fees and expenses in respect of such facilities, and the Tranche A1 and A2 borrowing margins are subject to increase if HIL does not repay borrowings thereunder within specified periods of time and upon the occurrence of other specified events.

The International Fleet Debt Facilities contain a number of covenants (including, without limitation, covenants customary for transactions similar to the International Fleet Debt Facilities) that, among

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other things, limit or restrict the ability of HIL, the borrowers and the other subsidiaries of HIL to dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, make acquisitions, engage in mergers, make negative pledges, change the nature of their business or engage in certain transactions with affiliates. In addition, HIL is restricted from making dividends and other restricted payments (which may include payments of intercompany indebtedness) in an amount greater than €100 million plus a specified excess cash flow amount calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until the later of one year from the Closing Date and such time as 50% of the commitments under the International Fleet Debt Facilities as of the closing of the Acquisition have been replaced by permanent take-out international asset-based facilities, the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of cumulative excess cash flow based on the percentage of the International Fleet Debt Facilities that have been replaced by permanent take-out international asset-based facilities. As a result of the contractual restrictions on HIL’s ability to pay dividends to Hertz as of December 31, 2006, the restricted net assets of our consolidated subsidiaries exceeded 25% of our total consolidated net assets.

The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in capital lease financings relating to revenue earning equipment outside the International Fleet Debt Facilities. As of December 31, 2006 and December 31, 2005, there were $33.2 million and $95.6 million, respectively, of such capital lease financings outstanding. These capital lease financings are included in the International Fleet Debt total.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions give HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. As of December 31, 2006, the fair value of the swaptions was €1.3 million (or $1.7 million), which is reflected in our consolidated balance sheet in “Prepaid expenses and other assets.” During the year ended December 31, 2006, the fair value adjustment related to these swaps was a loss of $2.6 million, which was recorded in our consolidated statement of operations in “Selling, general and administrative” expenses. The swaptions were renewed in 2007 prior to their scheduled expiration date of March 15, 2007 and now expire on September 5, 2007. See Note 16—Subsequent Events.

On March 21, 2007, certain amendments to the International Fleet Debt Facilities were entered into for the purpose of, among other things, extending the dates when margins on the affected facilities are scheduled to step up. See Note 16—Subsequent Events.

Fleet Financing Facility.   On September 29, 2006, Hertz and PUERTO RICANCARS, INC., a Puerto Rican corporation and wholly owned indirect subsidiary of Hertz, or ‘‘PR Cars,’’ entered into a credit agreement to finance the acquisition of Hertz’s and/or PR Cars’ fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, U.S. Virgin Islands, dated as of September 29, 2006, or the ‘‘Fleet Financing Facility,’’ with the several banks and other financial institutions from time to time party thereto as lenders, GELCO Corporation d.b.a. GE Fleet Services, or the ‘‘Fleet Financing Agent,’’ as administrative agent, as collateral agent for collateral owned by Hertz and as collateral agent for collateral owned by PR Cars. Affiliates of Merrill Lynch & Co. are lenders under the Fleet Financing Facility.

The Fleet Financing Facility provides (subject to availability under a borrowing base) a revolving credit facility of up to $275.0 million to Hertz and PR Cars. On September 29, 2006, Hertz borrowed $124.0 million under this facility to refinance other debt. The borrowing base formula is subject to downward adjustment upon the occurrence of certain events and (in certain other instances) at the permitted

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discretion of the Fleet Financing Agent. As of December 31, 2006, Hertz and PR Cars had $144.9 million (net of a $2.1 million discount) and $21.0 million, respectively, of borrowings outstanding.

The Fleet Financing Facility will mature on December 21, 2011, but Hertz and PR Cars may terminate or reduce the commitments of the lenders thereunder at any time. The Fleet Financing Facility is subject to mandatory prepayment in the amount by which outstanding extensions of credit to Hertz or PR Cars exceed the lesser of the Hertz or PR Cars borrowing base, as applicable, and the commitments then in effect.

The obligations of each of the borrowers under the Fleet Financing Facility are guaranteed by each of Hertz’s direct and indirect domestic subsidiaries (other than subsidiaries whose only material assets consist of securities and debt of foreign subsidiaries and related assets, subsidiaries involved in the ABS Program or other similar special purpose financings, subsidiaries with minority ownership positions, certain subsidiaries of foreign subsidiaries and certain immaterial subsidiaries). In addition, the obligations of PR Cars are guaranteed by Hertz. The obligations of Hertz under the Fleet Financing Facility and the other loan documents, including, without limitation, its guarantee of PR Cars’ obligations under the Fleet Financing Facility, are secured by security interests in Hertz’s rental car fleet in Hawaii and by certain assets related to Hertz’s rental car fleet in Hawaii and Kansas, including, without limitation, manufacturer repurchase program agreements. PR Cars’ obligations under the Fleet Financing Facility and the other loan documents are secured by security interests in PR Cars’ rental car fleet in Puerto Rico and St. Thomas, the U.S. Virgin Islands and by certain assets related thereto.

At the applicable borrower’s election, the interest rates per annum applicable to the loans under the Fleet Financing Facility will be based on a fluctuating rate of interest measured by reference to either (1) LIBOR plus a borrowing margin of 125 basis points or (2) an alternate base rate of the prime rate plus a borrowing margin of 25 basis points. As of December 31, 2006, the average interest rate was 6.6% (LIBOR based).

The Fleet Financing Facility contains a number of covenants that, among other things, limit or restrict the ability of the borrowers and their subsidiaries to create liens, dispose of assets, engage in mergers, enter into agreements which restrict liens on the Fleet Financing Facility collateral or Hertz’s rental car fleet in Kansas or change the nature of their business.

During the fourth quarter of 2006, certain of the documents relating to the Fleet Financing Facility were amended to make certain technical and administrative changes.

Hertz Holdings Loan Facility

On June 30, 2006, Hertz Holdings entered into a loan facility with Deutsche Bank, AG, New York Branch, Lehman Commercial Paper Inc., Merrill Lynch Capital Corporation, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc. or affiliates thereof, providing for a loan of $1.0 billion, or the “Hertz Holdings Loan Facility,” for the purpose of paying a special cash dividend to the holders of its common stock and paying fees and expenses related to the facility. The Hertz Holdings Loan Facility was repaid in full with the proceeds of our initial public offering, and the restrictive covenants contained therein were terminated.

Pre-Acquisition Debt

As of December 31, 2006, we had approximately $633.5 million (net of a $5.5 million discount) outstanding in pre-Acquisition promissory notes issued under three separate indentures at an average interest rate of 7.2%. These pre-Acquisition promissory notes have maturities ranging from 2007 to 2028.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2006, we had approximately €7.6 million (or $10.0 million) outstanding in pre-Acquisition Euro-denominated medium term notes, in connection with which we entered into an interest rate swap agreement on December 21, 2005, effective January 16, 2006 and maturing on July 16, 2007. The purpose of this interest rate swap is to lock in the interest cash outflows at a fixed rate of 4.1% on the variable rate Euro-denominated medium term notes. Funds sufficient to repay all obligations associated with the remaining €7.6 million of Euro-denominated medium term notes at maturity have been placed in escrow for satisfaction of these obligations.

We also had outstanding as of December 31, 2006 approximately $545.3 million in borrowings, net of a $10.5 million discount, consisting of pre-Acquisition ABS Notes with an average interest rate of 3.2%. These pre-Acquisition ABS Notes have maturities ranging from 2007 to 2009. See “U.S. Fleet Debt” for a discussion of the collateralization of the pre-Acquisition ABS Notes.

Credit Facilities

As of December 31, 2006, the following credit facilities were available for the use of Hertz and its subsidiaries:

•       The Senior Term Facility had $11.1 million available under the letter of credit facility. No amounts were available to refinance certain existing debt under the delayed draw facility.

•       The Senior ABL Facility had the foreign currency equivalent of approximately $1,600.0 million of remaining capacity, all of which was available under the borrowing base limitation and $181.8 million of which is available under the letter of credit facility sublimit.

•       The International Fleet Debt Facilities had the foreign currency equivalent of approximately $1,236.4 million of remaining capacity and $231.4 million available under the borrowing base limitation.

•       The U.S. Fleet Debt had approximately $1,500.0 million of remaining capacity and $34.3 million available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

•       The Fleet Financing Facility had approximately $107.0 million of remaining capacity and $16.5 million available under the borrowing base limitation.

As of December 31, 2006, substantially all of our assets are pledged under one or more of the facilities noted above. We are currently in compliance with all of the covenants contained in the various facilities noted above that are currently applicable to us.

Note 4—Purchases and Sales of Operations

In June 1999, Hertz entered into a Limited Liability Company Agreement, or “LLC Agreement,” with a subsidiary of Orbital Sciences Corporation, or “Orbital,” whereby Navigation Solutions, L.L.C., or “Navigation Solutions,” a limited liability company, was formed to purchase NeverLost vehicle navigation systems for installation in selected vehicles in our North American fleet. In July 2001, Orbital’s subsidiary sold its membership interest in Navigation Solutions to a subsidiary of Thales North America, Inc., or “Thales.” During 2004 (prior to July 1), we received distributions of $2.0 million under the LLC Agreement, which represented our 40% ownership interest. In January 2004, along with Thales, Hertz amended the LLC Agreement to provide for Hertz to increase its ownership interest to 65% and for Navigation Solutions to purchase additional NeverLost vehicle navigation systems. For those periods prior to July 1, 2004, the results of operations and investment in this joint venture had

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

been reported using the equity method of accounting. On July 1, 2004, Hertz’s ownership interest in Navigation Solutions increased from 40% to 65% as a result of an equity distribution by Navigation Solutions to the other member of Navigation Solutions, effectively reducing their ownership interest to 35%. Based upon this ownership change, we began consolidating 100% of Navigation Solutions’ balance sheet and results of operations into our financial statements and deducting the minority interest share relating to the 35% member.

Note 5—Employee Retirement Benefits

Qualified U.S. employees, after completion of specified periods of service, are eligible to participate in The Hertz Corporation Account Balance Defined Benefit Pension Plan, or “Hertz Retirement Plan,” a cash balance plan. Under this qualified Hertz Retirement Plan, we pay the entire cost and employees are not required to contribute.

Most of our foreign subsidiaries have defined benefit retirement plans or participate in various insured or multiemployer plans. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans. We participate in various multiemployer pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Contributions to U.S. multiemployer plans were $7.7 million, $7.2 million and $7.1 million for 2006, 2005 and 2004, respectively.

Company plans are generally funded, except for certain nonqualified U.S. defined benefit plans and in Germany, where unfunded liabilities are recorded.

We sponsor defined contribution plans for certain eligible U.S. and non-U.S. employees. We match contributions of participating employees on the basis specified in the plans.

We also sponsor postretirement health care and life insurance benefits for a limited number of employees with hire dates prior to January 1, 1990. The postretirement health care plan is contributory with participants’ contributions adjusted annually. An unfunded liability is recorded. In 2006, we recognized a liability of $1.0 million for a key officer post-retirement car benefit. This plan provides the use of a vehicle for retired Senior Vice Presidents and above who have a minimum of 20 years of service and who retired at age 58 or above.

We use a December 31 measurement date for all our plans.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan, other postretirement benefit plans (including health care and life insurance plans covering domestic (“U.S.”) employees) and the retirement plans for foreign operations (“Non-U.S.”), together with amounts included in our consolidated balance sheet and statement of operations (in millions of dollars):

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
	2006	2005	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation at January 1	$400.0	$339.2	$160.3	$132.2	$18.2	$17.3
Service cost	28.0	24.4	9.6	7.1	0.4	0.4
Interest cost	22.2	19.6	8.4	6.3	0.8	1.0
Employee contributions	—	—	1.5	1.4	0.1	0.1
Plan amendments	0.1	—	—	—	1.0	—
Benefits paid	(15.6)	(10.7)	(2.4)	(2.2)	(0.2)	(0.4)
Foreign exchange translation	—	—	21.1	(17.8)	—	—
Actuarial loss (gain)	2.9	27.5	10.6	33.3	(3.7)	(0.2)
Benefit obligation at December 31	$437.6	$400.0	$209.1	$160.3	$16.6	$18.2
Change in Plan Assets
Fair value of plan assets at January 1	$310.2	$270.5	$95.1	$83.9	$—	$—
Actual return on plan assets	39.3	18.0	14.0	17.2	—	—
Company contributions	4.9	32.4	23.9	5.6	0.1	0.3
Employee contributions	—	—	1.5	1.4	0.1	0.1
Benefits paid	(15.6)	(10.7)	(2.4)	(2.2)	(0.2)	(0.4)
Foreign exchange translation	—	—	12.8	(10.5)	—	—
Other	—	—	(0.2)	(0.3)	—	—
Fair value of plan assets at December 31	$338.8	$310.2	$144.7	$95.1	$—	$—
Funded Status of the Plan
Plan assets less than benefit obligation	$(98.8)	$(89.8)	$(64.4)	$(65.2)	$(16.6)	$(18.2)
Unamortized:
Transition obligation	—	—	—	—	—	—
Prior service cost	—	—	—	—	—	—
Net losses and other	—	(0.7)	—	—	—	—
Net amount recognized	$(98.8)	$(90.5)	$(64.4)	$(65.2)	$(16.6)	$(18.2)
Amounts Recognized in the Balance Sheet Assets/(Liabilities) (Prior to the adoption of SFAS 158)
Intangible assets (including prepaid assets)		$—		$—		$—
Accrued liabilities		(90.5)		(65.2)		(18.2)
Deferred taxes on income		—		—		—
Accumulated other comprehensive loss, net of tax		—		—		—
Net amount recognized		$(90.5)		$(65.2)		$(18.2)
Pension Plans in Which Accumulated Benefit Obligation Exceeds Plan Assets at December 31 (Prior to the adoption of SFAS 158)
Projected benefit obligation		$64.2		$155.0
Accumulated benefit obligation		51.1		127.6
Fair value of plan assets		—		90.8

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits		Postretirement
	U.S.	Non-U.S.	Benefits (U.S.)
For 2006 after the adoption of SFAS 158:
Liabilities	$(98.8)	$(64.4)	$(16.6)
Net obligation recognized in the balance sheet	$(98.8)	$(64.4)	$(16.6)
Initial net asset (obligation)	$—	$—	$—
Prior service credit (cost)	(0.2)	—	—
Net gain (loss)	13.1	(5.2)	3.6
Accumulated other comprehensive income (loss)	12.9	(5.2)	3.6
Prepaid (unfunded accrued) pension or postretirement (benefit) cost	(111.7)	(59.2)	(20.2)
Net asset (obligation) recognized in the balance sheet	$(98.8)	$(64.4)	$(16.6)
Changes due to minimum pension liability and intangible asset recognition prior to the adoption of SFAS 158:
Other comprehensive income (loss)	$—	$—	$—
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Total recognized in other comprehensive income (loss)	$—	$—	$—
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$26.2	$9.4	$1.1
Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year:
Net gain (loss)	$—	$—	$0.2
Balance sheet adjustment: Increase in accumulated other comprehensive (income) loss (before tax) to reflect the adoption of SFAS 158	$(12.9)	$5.2	$(3.6)

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
	2006	2005	2006	2005	2006	2005
Accumulated Benefit Obligation at December 31	$365.4	$330.1	$164.0	$131.3	N/A	N/A
Weighted-average assumptions as of December 31
Discount rate	5.70%	5.50%	4.81%	4.65%	5.70%	5.50%
Expected return on assets	8.75%	8.75%	7.22%	6.88%	N/A	N/A
Average rate of increase in compensation	4.3%	4.3%	3.8%	3.6%	N/A	N/A
Initial health care cost trend rate	—	—	—	—	9.5%	10.0%
Ultimate health care cost trend rate	—	—	—	—	5.0%	5.0%
Number of years to ultimate trend rate	—	—	—	—	8	8

The discount rate used to determine the December 31, 2006 benefit obligations for U.S. pension plans is based on an average of three indices of high quality corporate bonds whose duration closely matches that of our plans. The rates on these bond indices are adjusted to reflect callable issues. For our plans outside the U.S., the discount rate reflects the market rates for high-quality corporate bonds currently available. The discount rate in a country was determined based on a yield curve constructed from high quality corporate bonds in that country. The rate selected from the yield curve has a duration that matches our plan.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The expected return on plan assets for each funded plan is based on expected future investment returns considering the target investment mix of plan assets.

	Pension Benefits
	U.S.				Non-U.S.
	Successor		Predecessor		Successor		Predecessor
	For the periods from				For the periods from
	Year ended December 31, 2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Year ended December 31, 2004	Year ended December 31, 2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Year ended December 31, 2004
Components of Net Periodic Benefit Cost:
Service cost	$ 28.0	$ 0.7	$ 23.7	$ 21.1	$ 9.5	$ 0.2	$ 6.9	$ 5.4
Interest cost	22.2	0.6	19.0	17.7	8.4	0.2	6.1	5.4
Expected return on plan assets	(24.0)	(0.6)	(20.8)	(17.9)	(8.5)	(0.2)	(5.4)	(4.5)
Amortization:
Transition	—	—	—	—	—	—	—	—
Amendments	—	—	0.5	0.5	—	—	—	—
Losses and other	—	0.1	3.5	1.8	—	0.1	1.8	1.2
Settlement loss	—	—	1.1	—	—	—	—	—
Net pension expense	$ 26.2	$ 0.8	$ 27.0	$ 23.2	$ 9.4	$ 0.3	$ 9.4	$ 7.5
Weighted-average discount rate for expense	5.50%	5.75%	5.75%	6.25%	4.65%	5.14%	5.14%	5.52%
Weighted-average assumed long-term rate of return on assets	8.75%	8.75%	8.75%	8.75%	6.88%	6.90%	6.90%	6.93%

	Postretirement Benefits (U.S.)
	Successor		Predecessor
	For the periods from
	Year ended December 31, 2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Year ended December 31, 2004
Components of Net Periodic Benefit Cost:
Service cost	$ 0.4	$ —	$ 0.4	$ 0.4
Interest cost	0.8	0.1	0.9	1.0
Amortization:
Losses and other	(0.1)	—	0.2	0.2
Net postretirement expense	$ 1.1	$ 0.1	$ 1.5	$ 1.6
Weighted-average discount rate for expense	5.50%	5.75%	5.75%	6.25%
Initial health care cost trend rate	10.0%	11.0%	11.0%	10.0%
Ultimate health care cost trend rate	5.0%	5.0%	5.0%	5.0%
Number of years to ultimate trend rate	8	9	9	10

Changing the assumed health care cost trend rates by one percentage point is estimated to have the following effects (in millions of dollars):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$ 0.1	$ (0.1)
Effect on postretirement benefit obligation	$ 1.0	$ (0.9)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provisions charged to income for the year ended December 31, 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and the year ended December 31, 2004 for all other pension plans were approximately (in millions of dollars) $8.0, $0.2, $8.0 and $7.8, respectively.

The provisions charged to income for the year ended December 31, 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and the year ended December 31, 2004 for the defined contribution plans were approximately (in millions of dollars) $15.1, $0.5, $14.8 and $13.7, respectively.

Plan Assets

Our major U.S. and Non-U.S. pension plans’ weighted-average asset allocations at December 31, 2006 and 2005, by asset category, are as follows:

	Plan Assets
Asset Category	2006	2005	2006	2005
	U.S.		Non-U.S.
Equity securities	72.4%	70.6%	85.0%	86.2%
Fixed income securities	27.6	29.4	15.0	13.8
Total	100.0%	100.0%	100.0%	100.0%

We have a long-term investment outlook for the assets held in our Company sponsored plans, which is consistent with the long-term nature of each plan’s respective liabilities. We have two major plans which reside in the U.S. and the United Kingdom.

The U.S. Plan, or the “Plan,” currently has a target asset allocation of 70% equity and 30% fixed income. The equity portion of the Plan is invested in one passively managed index fund, one actively managed U.S. small/midcap fund and one actively managed international portfolio. The fixed income portion of the Plan is actively managed by a professional investment manager and is benchmarked to the Lehman Long Govt/Credit Index. The Plan currently assumes an 8.75% rate of return on assets which represents the expected long-term annual weighted-average return for the Plan in total. The annualized long-term performance of the Plan has generally been in excess of the long-term rate of return assumptions.

The U.K. Plan currently invests in a professionally managed Balanced Consensus Index Fund which has the investment objective of achieving a total return relatively equal to its benchmark. The benchmark is based upon the average asset weightings of a broad universe of U.K. pension funds invested in pooled investment vehicles and each of their relevant indices. The asset allocation as of December 31, 2006, was 85.0% equity and 15.0% fixed income. The U.K. Plan currently assumes a rate of return on assets of 7.3%, which represents the expected long-term annual weighted-average return.

Contributions

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. From time to time we make contributions beyond those legally required. In 2006, we made no discretionary cash contributions to our U.S. pension plan, while in 2005, we made discretionary cash contributions of $28.0 million to our U.S. pension plan. In 2007, we expect to contribute, at a minimum, approximately $27.8 million to our worldwide pension plans,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

including contributions required by funding regulations, discretionary contributions and benefit payments for unfunded plans.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments (in millions of dollars):

	Pension Benefits	Postretirement Benefits (U.S.)
2007	$ 34.6	$ 0.6
2008	18.7	0.7
2009	23.3	0.8
2010	25.1	1.0
2011	27.8	1.1
2012-2016	199.2	7.0

The expected benefit payments for 2007 include a lump sum payment of $17.9 million to our former Chief Executive Officer, Craig R. Koch.

Note 6—Hertz Holdings Stock Incentive Plan

On February 15, 2006, the Boards of Directors of Hertz and Hertz Holdings jointly approved the Hertz Global Holdings, Inc. Stock Incentive Plan, or the “Stock Incentive Plan.” The Stock Incentive Plan provides for the sale of Hertz Holdings common stock to our executive officers, other key employees and directors as well as the grant of stock options to purchase shares of Hertz Holdings common stock to those individuals. The Board of Directors of Hertz Holdings, or a committee designated by it, selects the officers, employees and directors eligible to participate in the Stock Incentive Plan and either the Board or the Compensation Committee of Hertz Holdings may determine the specific number of shares to be offered or options to be granted to an individual employee or director. A maximum of 25 million shares are reserved for issuance under the Stock Incentive Plan. We currently intend to satisfy any need for shares of our common stock associated with the exercise of options issued under the Stock Incentive Plan through those new shares reserved for issuance, not through the use of Treasury shares or open market purchases of shares. The Stock Incentive Plan was approved by the stockholders of Hertz Holdings on March 8, 2006.

All option grants will be non-qualified options with a per-share exercise price no less than fair market value of one share of Hertz Holdings stock on the grant date. Any stock options granted will generally have a term of ten years, and unless otherwise determined by the Board or the Compensation Committee of Hertz Holdings, will vest in five equal annual installments. The Board or Compensation Committee may accelerate the vesting of an option at any time. In addition, vesting of options will be accelerated if Hertz Holdings experiences a change in control (as defined in the Stock Incentive Plan) unless options with substantially equivalent terms and economic value are substituted for existing options in place of accelerated vesting. Vesting of options will also be accelerated in the event of an employee’s death or disability (as defined in the Stock Incentive Plan). Upon a termination for cause (as defined in the Stock Incentive Plan), all options held by an employee are immediately cancelled. Following a termination without cause, vested options will generally remain exercisable through the earliest of the expiration of their term or 60 days following termination of employment (180 days in the case of death, disability or retirement at normal retirement age).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unless sooner terminated by the Board of Directors, the Stock Incentive Plan will remain in effect until February 15, 2016.

During the second quarter of 2006, Hertz Holdings made an equity offering to approximately 350 of our executives and key employees (not including Craig R. Koch, our former Chairman of the Board and Chief Executive Officer). The shares sold and options granted to our employees in connection with this equity offering are subject to and governed by the terms of the Stock Incentive Plan. The offering closed on May 5, 2006. In connection with this offering, Hertz Holdings sold 1,757,354 shares at a purchase price of $10.00 per share and granted options to purchase an additional 2,786,354 shares at an exercise price of $10.00 per share ($4.56 per share after adjustment for special cash dividends paid on June 30, 2006 and November 21, 2006). In addition, on May 18, 2006, Hertz Holdings granted our key executives and employees (except for Mr. Koch) options to acquire an additional 9,515,000 shares of Hertz Holdings common stock at $10.00 per share ($4.56 per share after adjustment for special cash dividends paid on June 30, 2006 and November 21, 2006), 800,000 shares at $15.00 per share ($9.56 per share after adjustment for special cash dividends paid on June 30, 2006 and November 21, 2006) and 800,000 shares at $20.00 per share ($14.56 per share after adjustment for special cash dividends paid on June 30, 2006 and November 21, 2006). These options are subject to and governed by the terms of the Stock Incentive Plan. The $10.00 per share purchase price and exercise price was based on the Board’s determination of the fair market value of the common stock of Hertz Holdings as of the grant date, as supported by an independent third party valuation.

On June 12, 2006, Mr. Koch purchased 50,000 shares of common stock of Hertz Holdings at a purchase price of $10.00 per share and received options to purchase an additional 100,000 shares at a purchase price of $10.00 per share ($5.68 per share after adjustment for the special cash dividend paid on June 30, 2006). On August 15, 2006, the options issued to Mr. Koch in June 2006 were cancelled and he was issued options to purchase 112,000 shares of common stock of Hertz Holdings at an exercise price of $7.68 per share ($6.56 after adjustment for the special cash dividend paid on November 21, 2006). Hertz Holdings made a payment to Mr. Koch in connection with his share purchase equal to $80,000.

On August 15, 2006, certain newly-hired employees purchased an aggregate of 20,000 shares at a price of $7.68 per share and were granted options to purchase 220,000 shares of Hertz Holdings stock at an exercise price of $7.68 per share ($6.56 after adjustment for the special cash dividend paid on November 21, 2006). Also on August 15, 2006, in accordance with the terms of his employment agreement, Mr. Frissora purchased 1,056,338 shares of common stock of Hertz Holdings at a price of $5.68, which was $2.00 below the fair market value of $7.68 on that date, and was granted options to purchase 800,000 shares of Hertz Holdings at an exercise price of $7.68 per share ($6.56 after adjustment for the special cash dividend paid on November 21, 2006), 400,000 options at an exercise price of $10.68 per share ($9.56 after adjustment for the special cash dividend paid on November 21, 2006) and 400,000 options at an exercise price of $15.68 per share ($14.56 after adjustment for the special cash dividend paid on November 21, 2006). All of Mr. Frissora’s options will vest 20% per year on the first five anniversaries of the date of commencement of his employment and will have a ten year term.

In September 2006, we determined that the fair value of the common stock of Hertz Holdings as of August 15, 2006 was $16.37 per share, rather than the $7.68 that had originally been determined at that time and which we used for purposes of the Stock Incentive Plan and federal income tax purposes. Consequently, we recognized compensation expense of $13.2 million, including amounts

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for a tax gross-up on the initial $2.00 discount to fair market value in accordance with Mr. Frissora’s employment agreement, in the quarter ended September 30, 2006.

The five-year vesting period is the requisite service period over which compensation cost will be recognized for all grants except the one to Mr. Koch. For all grants except the one for Mr. Koch, we will recognize compensation cost on a straight-line basis over the five-year vesting period. For Mr. Koch, all of the compensation costs were recognized over his expected service period in 2006. The options will be accounted for as equity-classified awards.

The value of each option award is estimated on the grant date using a Black-Scholes option valuation model that incorporates the assumptions noted in the following table. Because the stock of Hertz Holdings was not publicly traded at the time of these grants, we have used the calculated value method, substituting the historical volatility of an appropriate industry sector index for the expected volatility of Hertz Holdings’ common stock price as an assumption in the valuation model. We measure the compensation cost related to employee stock options based on the calculated value instead of fair value of the options because we cannot reasonably estimate the volatility of Hertz Holdings’ common stock. We selected the Dow Jones Specialized Consumer Services sub-sector within the consumer services industry, and we used the U.S. large capitalization component, which includes the top 70% of the index universe (by market value).

The calculation of the historical volatility of the index was made using the daily historical closing values of the index for the preceding 6.5 years, because that is the expected term of the options using the simplified approach allowed under SAB No. 107.

The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity of 6.5 years as of the grant date, which is the expected term of the options. The assumed dividend yield is zero. We assume that each year 1% of the options that are outstanding but not vested will be forfeited because of employee attrition.

Assumption	2006 Grants
Expected volatility	50.2%
Expected dividends	0.0%
Expected term (years)	6.5
Risk-free rate	4.89% - 5.0	7%
Forfeiture rate (per year)	1.0%

A summary of option activity under the Stock Incentive Plan as of December 31, 2006 is presented below. All of the outstanding options are non-vested and not exercisable.

	Non-vested Shares	Weighted- Average Exercise Price	Weighted- Average Grant- Date Calculated Value
Non-vested as of January 1, 2006	—	$ —	$ —
Granted	15,833,354	$ 5.85	$ 5.99
Forfeited or Expired	(85,000)	$ —	$ 5.63
Non-vested as of December 31, 2006	15,748,354	$ 5.85	$ 5.99

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2006, we recognized compensation cost of approximately $13.8 million ($8.3 million, net of tax), and, as of December 31, 2006, there was approximately $106.2 million of total unrecognized compensation cost related to non-vested stock options granted by Hertz Holdings under the Stock Incentive Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect the special cash dividend of $4.32 per share that was paid on June 30, 2006 and $1.12 that was paid on November 21, 2006. These remaining costs are expected to be recognized over the remaining 4.4 years of the five-year requisite service period that began on the grant dates.

Note 7—Depreciation of Revenue Earning Equipment

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Successor		Predecessor
		For the periods from
	Year ended December 31, 2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Year ended December 31, 2004
Depreciation of revenue earning equipment	$1,761,804	$45,362	$1,605,243	$1,506,988
Adjustment of depreciation upon disposal of the equipment	(35,857)	(2,123)	(68,307)	(57,212)
Rents paid for vehicles leased	31,255	588	18,926	13,482
Total	$1,757,202	$43,827	$1,555,862	$1,463,258

The adjustment of depreciation upon disposal of revenue earning equipment for the year ended December 31, 2006, the Successor period ended December 31, 2005, the Predecessor period ended December 20, 2005 and the year ended December 31, 2004 included (in millions of dollars) net gains of $16.3, $1.3, $41.8 and $25.8, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations, and net gains of $19.6, $0.8, $26.5 and $31.4, respectively, on the disposal of vehicles used in the car rental operations. Depreciation rates being used to compute the provision for depreciation of revenue earning equipment were decreased for all vehicles effective January 1, 2006 in our domestic car rental operations and in our U.S. and Canadian equipment rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. Depreciation rates on certain vehicles were increased effective October 1, 2006 in our domestic car rental operations. Depreciation rates were also decreased effective April 1, 2006 in our French equipment rental operations. Depreciation rates were increased during 2006 in our international car rental operations to reflect changes in the estimated residual values of vehicles. The rate changes resulted in a net reduction of $3.7 million in our domestic car rental depreciation expense, a net reduction of $15.3 million in our combined U.S. and Canadian equipment rental operations depreciation expense, a net reduction of $3.1 million in our French equipment rental operations depreciation expense and a net increase of $9.0 million in our international car rental operations depreciation expense.

As a result of the Acquisition, the net book value of our revenue earning equipment was adjusted to its estimated fair value, resulting in a net increase of $93.1 million. This net increase in net book value resulted in an increase in depreciation expense of approximately $13.8 million and $0.5 million for the year ended December 31, 2006 and the Successor period ended December 31, 2005, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Taxes on Income

The components of income (loss) before income taxes and minority interest for the periods were as follows (in thousands of dollars):

	Successor		Predecessor
		For the periods from
	Year ended December 31, 2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Year ended December 31, 2004
Domestic	$97,044	$(19,144)	$371,570	$322,759
Foreign	103,607	(14,074)	203,336	179,793
Total	$200,651	$(33,218)	$574,906	$502,552

The total provision (benefit) for taxes on income consists of the following (in thousands of dollars):

	Successor		Predecessor
		For the periods from
	Year ended December 31, 2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Year ended December 31, 2004
Current:
Federal	$6,576	$—	$577,573	$(22,950)
Foreign	28,527	—	17,550	16,679
State and local	2,537	—	7,670	10,565
Total current	37,640	—	602,793	4,294
Deferred:
Federal	28,499	(5,711)	(435,037)	132,877
Foreign	11,148	(4,822)	11,224	(11,801)
State and local	(9,293)	(1,710)	12,352	8,500
Total deferred	30,354	(12,243)	(411,461)	129,576
Total provision (benefit)	$67,994	$(12,243)	$191,332	$133,870

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal items of the U.S. and foreign net deferred tax liability at December 31, 2006 and 2005 are as follows (in thousands of dollars):

	2006	2005
Deferred Tax Assets:
Employee benefit plans	$130,966	$126,454
Net operating loss carryforwards	411,744	101,156
Foreign tax credit carryforwards	14,604	—
Federal and state alternative minimum tax credit carryforwards	4,683	4,464
Accrued and prepaid expenses deducted for tax purposes when paid or incurred	89,809	145,608
Total Deferred Tax Assets	651,806	377,682
Less: Valuation Reserves	(31,191)	(21,377)
Total Net Deferred Tax Assets	620,615	356,305
Deferred Tax Liabilities:
Depreciation on tangible assets	(1,207,796)	(1,027,906)
Intangible assets	(1,213,892)	(1,180,941)
Total Deferred Tax Liabilities	(2,421,688)	(2,208,847)
Net Deferred Tax Liability	$(1,801,073)	$(1,852,542)

At December 31, 2006, deferred tax assets of $371.3 million related to U.S. Net Operating Loss, or “NOL,” carryforwards of $836.9 million were recorded. These NOLs begin to expire in 2025.

At December 31, 2006, deferred tax assets of $40.4 million related to foreign NOL carryforwards were recorded. All of these NOLs have an indefinite carryforward period. A valuation allowance of $31.2 million at December 31, 2006 was recorded against the deferred tax asset as those deferred tax assets relate to jurisdictions which have historical losses. The valuation allowance relates to the likelihood that a portion of the NOL carryforwards may not be utilized in the future.

The American Jobs Creation Act, or “the Act,” was enacted in October 2004. The Act contained a provision allowing a one-time favorable tax benefit in 2005 related to the repatriation of foreign earnings to the U.S. During 2005, in connection with the Acquisition, $547.8 million of foreign earnings from certain foreign subsidiaries of Hertz were repatriated to the U.S. The repatriation generated $168.2 million of tax expense, of which $136.9 million was mitigated by foreign tax credits, resulting in a net tax expense of $31.3 million.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”, or “FIN No. 48.” FIN No. 48 clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it is more likely than not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. Tax positions taken in prior years are being evaluated under FIN No. 48 and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

management anticipates a decrease to the opening balance of retained earnings as of January 1, 2007 of up to $30.0 million.

The significant items in the reconciliation of the statutory and effective income tax rates consisted of the following:

	Successor		Predecessor
		For the periods from
	Year ended December 31, 2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Year ended December 31, 2004
Statutory Federal Tax Rate	35.0%	35.0%	35.0%	35.0%
Foreign tax differential	(4.8)	(2.8)	2.7	(3.8)
State and local income taxes, net of federal income tax benefit	2.3	3.4	2.3	2.5
Increase (decrease) in valuation allowance	4.9	—	(6.1)	6.9
Adjustments made to federal and foreign tax accruals in connection with tax audit evaluations	0.7	—	—	(13.9)
Change in statutory rates	(5.4)	—	—	—
All other items, net	1.2	1.3	(0.6)	(0.1)
Effective Tax Rate	33.9%	36.9%	33.3%	26.6%

The effective income tax rate on earnings before income taxes and minority interest for the successor periods ended December 31, 2006 and December 31, 2005 was 33.9% and 36.9%, respectively. The effective income tax rate for the predecessor periods ended December 20, 2005 and December 31, 2004 was 33.3% and 26.6%, respectively. The lower effective tax rate in 2004 was attributable to an audit settlement of the 1999 through 2003 income tax years.

As of December 31, 2006, approximately $417.0 million of undistributed earnings of foreign subsidiaries existed for which U.S. deferred taxes have not been recorded because it is management’s current intention to permanently reinvest these undistributed earnings offshore. If in the future these earnings are repatriated to the United States, or it is determined such earnings will be repatriated in the foreseeable future, additional tax provisions will be recorded.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Lease and Concession Agreements

We have various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and real estate leases under which the following amounts were expensed (in thousands of dollars):

	Successor		Predecessor
		For the periods from
	Year ended December 31, 2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Year ended December 31, 2004
Rents	$120,726	$3,500	$112,627	$100,243
Concession fees:
Minimum fixed obligations	279,487	7,653	246,304	227,535
Additional amounts, based on revenues	194,220	5,544	178,431	182,069
Total	$594,433	$16,697	$537,362	$509,847

As of December 31, 2006, minimum obligations under existing agreements referred to above are approximately as follows (in thousands of dollars):

	Rents	Concessions
2007	$105,836	$247,444
2008	89,275	186,131
2009	68,838	143,653
2010	52,252	101,765
2011	41,201	74,518
Years after 2011	188,315	394,591

Many of our concession agreements and real estate leases require us to pay or reimburse operating expenses, such as common area charges and real estate taxes, to pay concession fees above guaranteed minimums or additional rent based on a percentage of revenues or sales (as defined in those agreements) arising at the relevant premises, or both. Such obligations are not reflected in the table of minimum future obligations appearing immediately above.

In addition to the above, we have various leases on revenue earning equipment and office and computer equipment under which the following amounts were expensed (in thousands of dollars):

	Successor		Predecessor
		For the periods from
	Year ended December 31, 2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Year ended December 31, 2004
Revenue earning equipment	$31,255	$588	$18,926	$13,482
Office and computer equipment	14,718	466	14,984	15,338
Total	$45,973	$1,054	$33,910	$28,820

As of December 31, 2006, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in thousands of dollars): 2007, $31,962; 2008, $11,658; 2009, $2,615; 2010, $123; 2011, $4; years after 2011, $0.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Segment Information

We follow SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. We have identified two reportable segments: rental of cars and light trucks, or “car rental”; and rental of industrial, construction and material handling equipment, or “equipment rental.” The contribution of these segments, as well as “corporate and other,” for the year ended December 31, 2006, the Successor period ended December 31, 2005, the Predecessor period ended December 20, 2005 and the year ended December 31, 2004 are summarized below (in millions of dollars). “Corporate and other” includes general corporate expenses, certain interest expense (including, in Successor periods, net interest on corporate debt), as well as other business activities, such as our third party claim management services.

	Successor		Predecessor
		For the periods from
	Year ended December 31, 2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Year ended December 31, 2004
Revenues
Car rental	$6,378.0	$131.8	$5,915.0	$5,507.7
Equipment rental	1,672.6	22.5	1,392.8	1,162.2
Corporate and other	7.8	0.2	6.9	6.1
Total	$8,058.4	$154.5	$7,314.7	$6,676.0
Income (loss) before income taxes and minority interest
Car rental	$373.5	$(16.2)	$390.8	$437.7
Equipment rental	269.5	(11.4)	250.5	87.8
Corporate and other	(442.4)	(5.6)	(66.4)	(22.9)
Total	$200.6	$(33.2)	$574.9	$502.6
Depreciation of revenue earning equipment
Car rental	$1,479.6	$37.4	$1,344.1	$1,228.6
Equipment rental	277.6	6.4	211.8	234.7
Corporate and other	—	—	—	—
Total	$1,757.2	$43.8	$1,555.9	$1,463.3
Depreciation of property and equipment
Car rental	$150.8	$4.1	$141.1	$136.1
Equipment rental	40.5	1.2	36.4	36.7
Corporate and other	5.9	0.2	4.9	4.8
Total	$197.2	$5.5	$182.4	$177.6
Amortization of other intangible assets
Car rental	$29.4	$1.1	$0.7	$0.6
Equipment rental	32.2	1.0	—	—
Corporate and other	—	—	—	—
Total	$61.6	$2.1	$0.7	$0.6
Interest expense, net of interest income
Car rental	$424.1	$15.8	$349.2	$305.0
Equipment rental	140.0	3.4	86.4	72.0
Corporate and other	336.6	6.6	38.6	7.4
Total	$900.7	$25.8	$474.2	$384.4
Revenue earning equipment and property and equipment
Car rental
Expenditures	$10,712.1	$234.9	$11,530.1	$10,885.7
Proceeds from disposals	(9,362.7)	(199.8)	(9,927.2)	(8,554.3)
Net expenditures	$1,349.4	$35.1	$1,602.9	$2,331.4
Equipment rental
Expenditures	$929.6	$8.2	$987.9	$707.8
Proceeds from disposals	(256.5)	(1.1)	(251.4)	(245.5)
Net expenditures	$673.1	$7.1	$736.5	$462.3
Corporate and other
Expenditures	$3.1	$0.2	$2.7	$3.0
Proceeds from disposals	—	—	(0.3)	(0.4)
Net expenditures	$3.1	$0.2	$2.4	$2.6

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2006	2005
Total assets at end of year
Car rental	$10,597.0	$11,456.4
Equipment rental	4,475.9	3,418.8
Corporate and other	3,604.5	3,705.7
Total	$18,677.4	$18,580.9
Revenue earning equipment, net, at end of year
Car rental	$7,366.4	$7,399.5
Equipment rental	2,439.1	2,075.5
Corporate and other	—	—
Total	$9,805.5	$9,475.0

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We operate in the United States and in foreign countries. Foreign operations are substantially in Europe. The operations within major geographic areas are summarized below (in millions of dollars):

	Successor		Predecessor
		For the periods from
	Year ended December 31, 2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Year ended December 31, 2004
Revenues
United States	$5,631.2	$123.7	$5,150.5	$4,678.2
Foreign	2,427.2	30.8	2,164.2	1,997.8
Total	$8,058.4	$154.5	$7,314.7	$6,676.0
Income (loss) before income taxes and minority interest
United States	$61.0	$(19.1)	$371.6	$322.8
Foreign	139.6	(14.1)	203.3	179.8
Total	$200.6	$(33.2)	$574.9	$502.6
Depreciation of revenue earning equipment
United States	$1,333.2	$35.5	$1,179.8	$1,107.3
Foreign	424.0	8.3	376.1	356.0
Total	$1,757.2	$43.8	$1,555.9	$1,463.3
Depreciation of property and equipment
United States	$150.7	$4.6	$140.3	$136.4
Foreign	46.5	0.9	42.1	41.2
Total	$197.2	$5.5	$182.4	$177.6
Amortization of other intangible assets
United States	$43.1	$1.3	$0.1	$—
Foreign	18.5	0.8	0.6	0.6
Total	$61.6	$2.1	$0.7	$0.6
Interest expense, net of interest income
United States	$746.0	$22.0	$414.4	$338.5
Foreign	154.7	3.8	59.8	45.9
Total	$900.7	$25.8	$474.2	$384.4
Revenue earning equipment and property and equipment
United States
Expenditures	$8,037.8	$188.9	$8,762.3	$7,928.5
Proceeds from disposals	(6,613.0)	(131.8)	(6,940.8)	(5,818.6)
Net expenditures	$1,424.8	$57.1	$1,821.5	$2,109.9
Foreign
Expenditures	$3,607.0	$54.4	$3,758.4	$3,668.0
Proceeds from disposals	(3,006.2)	(69.1)	(3,238.1)	(2,981.6)
Net expenditures	$600.8	$(14.7)	$520.3	$686.4

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2006	2005
Total assets at end of year
United States	$14,057.4	$13,981.0
Foreign	4,620.0	4,599.9
Total	$18,677.4	$18,580.9
Revenue earning equipment, net, at end of year
United States	$7,243.3	$7,270.9
Foreign	2,562.2	2,204.1
Total	$9,805.5	$9,475.0

Note 11—Litigation and Guarantees

Legal Proceedings

Fuel—Related Class Actions

We are a defendant in four purported class actions—filed in Texas, Oklahoma, New Mexico and Nevada—in which the plaintiffs have put forth alternate theories to challenge the application of our Fuel and Service Charge, or “FSC,” on rentals of cars that are returned with less fuel than when rented.

1. Texas

On March 15, 2004, Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation was commenced in the 214th Judicial District Court of Nueces County, Texas. Gomez purports to be a class action filed alternatively on behalf of all persons who were charged a FSC by us or all Texas residents who were charged a FSC by us. The petition alleged that the FSC is an unlawful penalty and that, therefore, it is void and unenforceable. The plaintiff seeks an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys’ fees and costs. In response to various motions by us, the plaintiff filed two amended petitions which scaled back the putative class from a nationwide class to a class of all Texas residents who were charged a FSC by us or by our Corpus Christi licensee. A new cause of action was also added for conversion for which the plaintiff is seeking punitive damages. After some limited discovery, we filed a motion for summary judgment in December 2004. That motion was denied in January 2005. The parties then engaged in more extensive discovery. In April 2006, the plaintiff further amended his petition by adding a cause of action for fraudulent misrepresentation and, at the plaintiff’s request, a hearing on the plaintiff’s motion for class certification was scheduled for August 2006. In May 2006, the plaintiff filed a fourth amended petition which deleted the cause of action for conversion and the plaintiff also filed a first amended motion for class certification in anticipation of the August 2006 hearing on class certification. After the hearing, the plaintiff filed a fifth amended petition seeking to further refine the putative class as including all Texas residents who were charged a FSC in Texas after February 6, 2000. In October 2006, the judge entered a class certification order which certified a class of all Texas residents who were charged an FSC in Texas after February 6, 2000. We are appealing the order.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Oklahoma

On November 18, 2004, Keith Kochner, individually and on behalf of all similarly situated persons, v. The Hertz Corporation was commenced in the District Court in and for Tulsa County, State of Oklahoma. As with the Gomez case, Kochner purports to be a class action, this time on behalf of Oklahoma residents who rented from us and incurred our FSC. The petition alleged that the imposition of the FSC is a breach of contract and amounts to an unconscionable penalty or liquidated damages in violation of Article 2A of the Oklahoma Uniform Commercial Code. The plaintiff seeks an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys’ fees and costs. In March 2005, the trial court granted our motion to dismiss the action but also granted the plaintiff the right to replead. In April 2005, the plaintiff filed an amended class action petition, newly alleging that our FSC violates the Oklahoma Consumer Protection Act and that we have been unjustly enriched, and again alleging that our FSC is unconscionable under Article 2A of the Oklahoma Uniform Commercial Code. In May 2005, we filed a motion to dismiss the amended class action petition. In October 2005, the court granted our motion to dismiss, but allowed the plaintiff to file a second amended complaint and we then answered the complaint. Discovery has now commenced.

3. New Mexico

On December 13, 2005, Janelle Johnson, individually and on behalf of all other similarly situated persons v. The Hertz Corporation was filed in the Second Judicial District Court of the County of Bernalillo, New Mexico. As with the Gomez and Kochner cases, Johnson purports to be a class action, this time on behalf of all New Mexico residents who rented from us and who were charged a FSC. The complaint alleges that the FSC is unconscionable as a matter of law under pertinent sections of the New Mexico Uniform Commercial Code and that, under New Mexico common law, the collection of FSC does not constitute valid liquidated damages, but rather is a void penalty. The plaintiff seeks an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and its actual cost. In the alternative, the plaintiff requests that the court exercise its equitable jurisdiction and order us to cease and desist from our unlawful conduct and to modify our lease provisions to conform with applicable provisions of New Mexico statutory and common law. The complaint also asks for attorneys’ fees and costs. We have removed the action to the U.S. District Court for the District of New Mexico and, in lieu of an answer, filed a motion to dismiss. In November 2006, the judge granted our motion to dismiss the liquidated damages claim and the substantive unconscionability claim but did not grant our motion to dismiss the procedural unconscionability claim or the claim for equitable relief. Plaintiff then amended her complaint to replead the unconscionability claim and to add a fraudulent misrepresentation claim. In December 2006, we filed a motion to dismiss the amended complaint and, in January 2007, the court quickly dismissed the new fraud claim and reaffirmed the dismissal of the substantive unconscionability claim. In February 2007, the plaintiff dismissed the case with prejudice.

4. Nevada

On January 10, 2007, Marlena Guerra, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation was filed in the United States District Court for the District of Nevada. As with the Gomez and Kochner cases, Guerra purports to be a class action on behalf of all individuals and business entities who rented vehicles at Las Vegas McCarran International

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Airport and were charged a FSC. The complaint alleged that those customers who paid the FSC were fraudulently charged a surcharge required for fuel in violation of Nevada’s Deceptive Trade Practices Act. The plaintiff also alleged the FSC violates the Nevada Uniform Commercial Code, or “UCC,” since it is unconscionable and operates as an unlawful liquidated damages provision. Finally, the plaintiff claimed that we breached our own rental agreement—which the plaintiff claims to have been modified so as not to violate Nevada law—by charging the FSC, since such charges violate the UCC and/or the prohibition against fuel surcharges. The plaintiff seeks compensatory damages, including the return of all FSC paid or the difference between the FSC and its actual costs, plus prejudgment interest, attorneys’ fees and costs. In March 2007, we filed a motion to dismiss.

Other Consumer or Supplier Class Actions

1. HERC LDW

On August 15, 2006, Davis Landscape, Ltd., individually and on behalf of all others similarly situated, v. Hertz Equipment Rental Corporation, or “HERC,” was filed in the United States District Court for the District of New Jersey. Davis Landscape, Ltd., purports to be a nationwide class action on behalf of all persons and business entities who rented equipment from HERC and who paid a Loss Damage Waiver, or “LDW,” charge. The complaint alleges that the LDW is deceptive and unconscionable as a matter of law under pertinent sections of New Jersey law, including the New Jersey Consumer Fraud Act and the New Jersey Uniform Commercial Code. The plaintiff seeks an unspecified amount of statutory damages under the New Jersey Consumer Fraud Act, an unspecified amount of compensatory damages with the return of all LDW charges paid, declaratory relief and an injunction prohibiting HERC from engaging in acts with respect to the LDW charge that violate the New Jersey Consumer Fraud Act. The complaint also asks for attorneys’ fees and costs. In October 2006, we filed an answer to the complaint. In November 2006, the plaintiff filed an amended complaint adding an additional plaintiff, Miguel V. Pro, an individual residing in Texas, and new claims relating to HERC’s charging of an “Environmental Recovery Fee.” Causes of action for breach of contract and breach of implied covenant of good faith and fair dealing were also added. In January 2007, we filed an answer to the amended complaint. Discovery has now commenced.

2. Concession Fee Recoveries

On October 13, 2006, Janet Sobel, Daniel Dugan Ph.D., and Lydia Lee, individually and on behalf of all others similarly situated, v. The Hertz Corporation and Enterprise Rent-A-Car Company was filed in the United States District Court for the District of Nevada. Sobel purports to be a nationwide class action on behalf of all persons who rented cars from Hertz or Enterprise at airports in Nevada and whom Hertz or Enterprise charged airport concession recovery fees. The complaint alleged that the airport concession recovery fees violate certain provisions of Nevada law, including Nevada’s Deceptive Trade Practices Act. The plaintiffs seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz and Enterprise from quoting or charging any of the fees prohibited by Nevada law. The complaint also asks for attorneys’ fees and costs. In November 2006, the plaintiffs and Enterprise stipulated and agreed that claims against Enterprise would be dismissed without prejudice. In January 2007, we filed a motion to dismiss.

We believe that we have meritorious defenses in the foregoing matters and will defend ourselves vigorously.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, we are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us and our licensees. In the aggregate, we can be expected to expend material sums to defend and settle public liability and property damage actions and claims or to pay judgments resulting from them.

On February 19, 2007, The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. was filed in the United States District Court for the District of Massachusetts. In this action, we and our co-plaintiff seek damages and injunctive relief based upon allegations that Enterprise and its corporate parent, The Crawford Group, Inc., unlawfully engaged in anticompetitive and unfair and deceptive business practices by claiming to customers of Hertz that once Enterprise obtains a patent that it has applied for relating to its insurance replacement reservation system, Hertz will be prevented from using the co-plaintiff’s EDiCAR system, which Hertz currently uses in its insurance replacement business. The complaint alleges, among other things, that Enterprise’s threats are improper because the Enterprise patent, once issued, should be invalid and unenforceable.

In addition to the foregoing, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to us or any of our subsidiaries involved. Although the amount of liability with respect to these matters cannot be ascertained, potential liability in excess of related accruals is not expected to materially affect our consolidated financial position, results of operations or cash flows but it could be material in the period in which it is recorded.

Guarantees

At December 31, 2006, the following guarantees (including indemnification commitments) were issued and outstanding.

Indemnifications

In the ordinary course of business, we execute contracts involving indemnifications standard in the relevant industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable and estimable. The types of indemnifications for which payments are possible include the following:

Sponsors; Directors

On the Closing Date, Hertz entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings’ stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, Hertz Holdings’ stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We do not

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

believe that these indemnifications are reasonably likely to have a material impact on us. We have also entered into indemnification agreements with each of our directors.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued and those losses are reflected in our consolidated financial statements. As of December 31, 2006 and 2005, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our consolidated balance sheet in “Other accrued liabilities” were $3.7 million and $3.9 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including ongoing maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Note 12—Quarterly Financial Information (Unaudited)

A summary of the quarterly operating results during 2006 and 2005 were as follows (in thousands of dollars, except per share data):

	Successor
	First Quarter 2006		Second Quarter 2006		Third Quarter 2006		Fourth Quarter 2006
Revenues	$1,786,594		$2,040,633		$2,240,594		$1,990,584
Operating income: pre-tax income before interest expense and minority interest	147,013	(1)(2)	269,883	(4)	413,685	(6)	270,727	(8)
(Loss) income before income taxes and minority interest	(63,300	)(1)(2)(3)	57,273	(4)(5)	163,971	(6)(7)	42,707	(8)(9)(10)
Net (loss) income	(49,236)		17,818		107,538		39,823	(11)
(Loss) earnings per share, basic	$(0.21)		$0.08		$0.46		$0.14
(Loss) earnings per share, diluted	$(0.21)		$0.08		$0.46		$0.14

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Predecessor							Successor
						For the periods from
	First Quarter 2005	Second Quarter 2005		Third Quarter 2005		October 1, 2005 to December 20, 2005		December 21, 2005 to December 31, 2005
Revenues	$1,640,573	$1,862,329		$2,123,630		$1,688,213		$154,469
Operating income (loss): pre-tax income (loss) before interest expense and minority interest	134,691	267,386	(12)	405,460	(13)	241,616	(16)	(7,483	)(16)
Income (loss) before income taxes and minority interest	35,479	154,554	(12)	264,296	(13)(14)	120,577	(16)(17)	(33,218	)(16)
Net income (loss)	20,875	99,200		205,221	(15)	46,027	(18)	(21,346)
Loss per share, basic	$0.09	$0.43		$0.89		$0.20		$(0.09)
Loss per share, diluted	$0.09	$0.43		$0.89		$0.20		$(0.09)

(1)            Includes a $3.6 million and a $5.1 million decrease in depreciation expense related to a change in revenue earning equipment depreciation rates in our domestic car rental operations and our combined U.S. and Canadian equipment rental operations, respectively.

(2)            Includes a gain of $6.6 million related to the assignment of certain interest rate swaps. See note (9).

(3)            Includes $76.5 million of net interest expense on corporate debt.

(4)            Includes a $5.4 million and $1.1 million decrease in depreciation expense related to a change in revenue earning equipment depreciation rates in our combined U.S. and Canadian and our French equipment rental operations, respectively, and a $1.0 million increase in depreciation expense related to a change in revenue earning equipment depreciation rates in our international car rental operations.

(5)            Includes $78.2 million of net interest expense on corporate debt.

(6)            Includes a $0.5 million, $2.7 million and a $1.0 million decrease in depreciation expense related to a change in revenue earning equipment depreciation rates in our domestic car rental operations, our combined U.S. and Canadian and our French equipment rental operations, respectively, and a $3.0 million increase in depreciation expense related to a change in revenue earning equipment depreciation rates in our international car rental operations.

(7)            Includes $93.4 million of net interest expense on corporate debt.

(8)            Includes a $2.1 million and $1.0 million decrease in depreciation expense related to a change in revenue earning equipment depreciation rates in our combined U.S. and Canadian and our French equipment rental operations, respectively, and a $4.9 million increase in depreciation expense related to a change in revenue earning equipment depreciation rates in our domestic and international car rental operations.

(9)            Includes an adjustment of $5.6 million to correct the original gain amount of $6.6 million disclosed in the first quarter of 2006 which did not take into account the relinquishment of a counterparty receivable in the amount of $5.6 million—see note (2). This adjustment had a negative impact on the quarter of $0.02 per share on a fully diluted basis and had no effect on Corporate EBITDA.

(10)     Includes $88.4 million of net interest expense on corporate debt.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)     Included favorable net tax adjustments of $2.9 million related to prior periods, which had the impact of $0.01 per share in the quarter on a fully diluted basis and no effect on Corporate EBITDA.

(12)     Includes a $14.9 million decrease in depreciation expense related to a change in revenue earning equipment depreciation rates in our domestic car rental operations and our combined U.S. and Canadian equipment rental operations.

(13)     Includes a $9.8 million decrease in depreciation expense related to a change in revenue earning equipment depreciation rates in our domestic car rental operations and our combined U.S. and Canadian equipment rental operations.

(14)     Includes interest expense of $16.3 million on the Intercompany note payable to Ford Holdings LLC (relating to the dividend declared and paid on June 10, 2005).

(15)     Includes the reversal of a valuation allowance on foreign tax credit carryforwards of $35.0 million.

(16)     The total combined fourth quarter of 2005 includes a $10.3 million decrease in depreciation expense related to a change in revenue earning equipment depreciation rates in our domestic car rental operations and our combined U.S. and Canadian equipment rental operations.

(17)     Includes interest expense of $15.6 million on the Intercompany note payable to Ford Holdings LLC (relating to the dividend declared and paid on June 10, 2005) for the Predecessor period October 1, 2005 to December 20, 2005. The note was repaid on December 21, 2005.

(18)     Includes a $31.3 million provision relating to the repatriation of foreign earnings and favorable foreign tax adjustments of $5.3 million relating to years prior to 2005.

Note 13—Financial Instruments

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, short term investments and trade receivables. We place our cash equivalents with a number of financial institutions and investment funds to limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base, and their dispersion across different businesses and geographic areas. As of December 31, 2006, we had no significant concentration of credit risk.

Cash and Equivalents and Restricted Cash

Fair value approximates cost indicated on the balance sheet at December 31, 2006 because of the short-term maturity of these instruments.

Debt

For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities. The aggregate fair value of all debt at December 31, 2006 approximated $12.5 billion, compared to its aggregate carrying value of $12.4 billion. Since all debt was recorded at fair value on December 21, 2005 due to the Acquisition, the fair value approximated carrying value at December 31, 2005.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Instruments and Hedging Activities

We utilize certain derivative instruments to enhance our ability to manage risk relating to cash flow and interest rate exposure. Derivative instruments are entered into for periods consistent with the related underlying exposures. We document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions.

Interest Rate Risk

From time to time, we enter into interest rate swap agreements to manage interest rate risk. Effective September 30, 2003, we entered into interest rate swap agreements relating to the issuance of our 4.7% notes due October 2, 2006. Effective June 3, 2004, we entered into interest rate swap agreements relating to the issuance of our 6.35% notes due June 15, 2010. Under these agreements, we paid interest at a variable rate in exchange for fixed rate receipts, effectively transforming these notes to floating rate obligations. As a result of the Acquisition, a significant portion of the underlying fixed rate debt was tendered, causing the interest rate swaps to be ineffective as of December 21, 2005. Consequently, any changes in the fair value of the interest rate swaps were recognized in the statement of operations. Between December 21, 2005 (the date the hedge accounting was discontinued) and December 31, 2005, the fair value adjustment related to these interest rate swaps was a gain of $2.7 million, which was recorded in our consolidated statement of operations in “Selling, general and administrative” expenses. During January 2006, we assigned these interest rate swaps to a third party in return for cash. As a result of the assignment of these interest rate swaps, we recorded a gain of $1.0 million, which is reflected in our consolidated statement of operations in “Selling, general and administrative” expenses. See Note 12 to the Notes to our consolidated financial statements included in this Annual Report under caption “Item 8—Financial Statements and Supplementary Data.”

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF and Hertz entered into seven interest rate swap agreements, or the “HVF swaps,” effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS 133. The HVF swaps were entered into for the purpose of locking in the interest cash outflows on the floating rate U.S. Fleet Debt. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2011. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. For the Successor period ended December 31, 2005, we recognized $1.0 million of interest expense in our consolidated statement of operations, which resulted from the inherent ineffectiveness associated with the HVF swaps, as these interest rate swaps were entered into at off-market rates. For the year ended December 31, 2006, we recorded a benefit of $1.0 million in our consolidated statement of operations associated with previously recognized ineffectiveness of the HVF Swaps. As of December 31, 2006, the fair value of HVF swaps was $50.6 million, which is reflected in our consolidated balance sheet in “Prepaid expenses and other assets.” Additionally, as of December 31, 2006, $3.5 million, net of $2.4 million of tax, was reflected in our consolidated balance sheet in “Accumulated other comprehensive income (loss).”

Also in connection with the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, Hertz entered into seven differential interest rate swap agreements, or the “differential swaps.” These differential swaps were required to be put in place to protect the counterparties to the HVF swaps in the event of a default by HVF on the asset backed notes, which will cause a “rapid amortization” of the notes. In

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the event of a “rapid amortization period,” the differential is transferred to Hertz. There was no initial payment associated with these differential swaps and their notional amounts are and will continue to be zero unless 1) there is an amortization event, which causes the rapid amortization of the loan balance, 2) there is an increased probability that an amortization event will occur, which would cause the rapid amortization of the loan balance, or 3) the debt is prepaid. Given this and that the initial assessment of the probability of the occurrence of an amortization event is considered remote, the current fair value of the differential swaps is considered to be zero. Should any of the above events occur, then the differential swaps will have a fair value, which will result in the differential swaps being recorded at fair value on the balance sheet, with a corresponding amount affecting earnings, as there is no qualifying hedge relationship.

In connection with our Euro-denominated medium term notes that were not tendered to us in connection with the Acquisition, we entered into an interest rate swap agreement on December 21, 2005, effective January 16, 2006, maturing on July 16, 2007. The purpose of this interest rate swap is to lock in the interest cash outflows at a fixed rate of 4.1% on the variable rate Euro-denominated medium term notes. As the critical terms of the swap and remaining portion of the Euro-denominated medium term notes match, the swap qualifies for cash flow hedge accounting and the shortcut method of assessing effectiveness, in accordance with SFAS 133. Therefore, the fair value of the swap will be carried on the balance sheet, with offsetting gains or losses recorded in other comprehensive income. At December 31, 2006, the fair value of this swap was $0.1 million.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions give HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. As of December 31, 2006, the fair value of the swaptions was €1.3 million (or $1.7 million), which is reflected in our consolidated balance sheet in “Prepaid expenses and other assets.” During the year ended December 31, 2006, the fair value adjustment related to these swaps was a loss of $2.6 million, which was recorded in our consolidated statement of operations in “Selling, general and administrative” expenses. The swaptions were renewed in 2007 prior to their scheduled expiration date of March 15, 2007 and now expire on September 5, 2007. See Note 16—Subsequent Events.

Foreign Currency Risk

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. At December 31, 2006, the total notional amount of these foreign exchange options was $9.7 million, maturing at various dates in 2007, and the fair value of all outstanding foreign exchange options, was approximately $0.3 million. The fair value of the foreign currency options were estimated using market prices provided by financial institutions. Gains and losses resulting from changes in the fair value of these options are included in our results of operations. The total notional amount included options to buy Euro in the amount of $5.9 million and sell yen and Canadian dollars in the amounts of $2.3 million and $1.5 million, respectively.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts, or “forwards,” at the time of the loans. The forward rate is reflected in the intercompany loan rate to the subsidiaries, and as a result, the forwards have no material impact on our results of operations. At December 31, 2006, the total

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

notional amount of these forwards was $252.7 million, maturing within one month. The total notional amount includes forwards to sell Canadian dollars and Euro in the notional amounts of $189.1 million and $63.7 million, respectively.

In connection with the Transactions, Hertz issued €225 million of unhedged Senior Euro Notes. Prior to October 1, 2006, our Senior Euro Notes were not designated as a net investment hedge of our Euro-denominated net investments in our foreign operations. For the nine months ended September 30, 2006, we incurred unrealized exchange transaction losses of $19.2 million resulting from the translation of these Euro-denominated notes into the U.S. dollar, which are recorded in our consolidated statement of operations in “Selling, general and administrative” expenses. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our foreign operations. As a result of this net investment hedge designation, as of December 31, 2006, $7.1 million of losses, which is net of tax of $4.6 million, attributable to the translation of our Senior Euro Notes into the U.S. dollar are recorded in our consolidated balance sheet in “Accumulated other comprehensive income (loss).”

Note 14—Related Party Transactions

Relationship with Ford

Prior to the Acquisition, we were an indirect, wholly owned subsidiary of Ford. We and certain of our subsidiaries had entered into contracts, or other transactions or relationships, with Ford or subsidiaries of Ford, the most significant of which are described below.

Car purchases/repurchases and advertising arrangements

Over the three years ended December 31, 2006, on a weighted average basis, approximately 41% of the cars acquired by us for our U.S. car rental fleet, and approximately 32% of the cars acquired by us for our international fleet, were manufactured by Ford and subsidiaries. During the year ended December 31, 2006, approximately 40% of the cars we acquired domestically were manufactured by Ford and subsidiaries and approximately 30% of the cars we acquired for our international fleet were manufactured by Ford and subsidiaries, which represented the largest percentage of any automobile manufacturer in that year.

On July 5, 2005, Hertz, one of its wholly owned subsidiaries and Ford signed a Master Supply and Advertising Agreement, effective July 5, 2005 and expiring August 31, 2010, that covers the 2005 through 2010 vehicle model years. This agreement replaces and supersedes previously existing joint advertising and vehicle supply agreements that would have expired August 31, 2007.

The terms of the Master Supply and Advertising Agreement only apply to our fleet requirements and advertising in the United States and to Ford, Lincoln or Mercury brand vehicles, or “Ford Vehicles.” Under the Master Supply and Advertising Agreement, Ford has agreed to supply to us and we have agreed to purchase from Ford, during each of the 2005 through 2010 vehicle model years, a specific number of Ford Vehicles. Ford has also agreed in the Master Supply and Advertising Agreement to pay us a contribution toward the cost of our advertising of Ford Vehicles equal to one-half of our total expenditure on such advertising, up to a specified maximum amount. To be eligible for advertising cost contribution under the Master Supply and Advertising Agreement, the advertising must meet certain conditions, including the condition that we feature Ford Vehicles in a manner and with a prominence that is reasonably satisfactory to Ford. It further provides that the amounts Ford will be obligated to pay to us for our advertising costs will be increased or reduced according to the number of Ford Vehicles acquired by us in any model year, provided Ford will not be required to pay any

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount for our advertising costs for any year if the number of Ford Vehicles acquired by us in the corresponding model year is less than a specified minimum except to the extent that our failure to acquire the specified minimum number of Ford Vehicles is attributable to the availability of Ford Vehicles or Ford vehicle production is disrupted for reasons beyond the control of Ford. To the extent we acquire less than a specified minimum number of Ford Vehicles in any model year, we have agreed to pay Ford a specified amount per vehicle below the minimum.

The amounts contributed by Ford for the year ended December 31, 2006, the Successor period ended December 31, 2005, the Predecessor period ended December 20, 2005 and the year ended December 31, 2004 were (in millions of dollars) $42.7, $1.3, $42.4 and $38.1, respectively. The advertising contributions paid by Ford for the 2006 vehicle model year under the Master Supply and Advertising Agreement were more than the advertising contributions we received from Ford for the 2005 model year due to an increase in the number of Ford Vehicles acquired and an increase in the per car contribution. We expect that contributions in future years will be below levels for the 2006 model year based upon anticipated reductions in the number of Ford Vehicles to be acquired. We do not expect that the reductions in Ford’s advertising contributions will have a material adverse effect on our results of operations. We incurred net advertising expense for the year ended December 31, 2006, the Successor period ended December 31, 2005, the Predecessor period ended December 20, 2005 and the year ended December 31, 2004 of (in millions of dollars) $154.5, $5.0, $159.9 and $168.3, respectively.

Under the terms of the Master Supply and Advertising Agreement we will be able to enter into vehicle advertising and supply agreements with other automobile manufacturers in the United States and in other countries, and we intend to explore those opportunities. However, we cannot offer assurance that we will be able to obtain advertising contributions from other automobile manufacturers that will mitigate the reduction in Ford’s advertising contributions.

Ford subsidiaries and affiliates also supply other brands of cars, including Jaguar, Volvo, Mazda and Land Rover cars, to us in the United States under arrangements separate from the Master Supply and Advertising Agreement. In addition, Ford, its subsidiaries and affiliates are significant suppliers of cars to our international operations.

During the year ended December 31, 2006, the Successor period ended December 31, 2005, the Predecessor period ended December 20, 2005 and the year ended December 31, 2004, we purchased cars from Ford and its subsidiaries at a cost of approximately (in billions of dollars) $4.1, $0.1, $4.7 and $4.4, respectively, and sold cars to Ford and its subsidiaries under various repurchase programs for approximately (in billions of dollars) $3.1, $0.1, $3.5 and $3.3, respectively.

Stock option plan

Certain employees of ours participate in the stock option plan of Ford under Ford’s 1998 Long-Term Incentive Plan. As a result of the Acquisition, all outstanding options became vested. See Note 1—Summary of Significant Accounting Policies.

Taxes

Prior to the Acquisition, Hertz and its domestic subsidiaries filed a consolidated federal income tax return with Ford. Pursuant to a tax sharing agreement, or the “Agreement,” with Ford, current and deferred taxes were reported, and paid to Ford, as if Hertz had filed its own consolidated tax returns with its domestic subsidiaries. The Agreement provided that Hertz was reimbursed for foreign tax credits in accordance with the utilization of those credits by the Ford consolidated tax group.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 21, 2005, in connection with the Acquisition, the Agreement with Ford was terminated. Upon termination, all tax payables and receivables with Ford were cancelled and neither Hertz nor Ford has any future rights or obligations under the Agreement. Hertz may be exposed to tax liabilities attributable to periods it was a consolidated subsidiary of Ford. While Ford has agreed to indemnify Hertz for certain tax liabilities pursuant to the arrangements relating to our separation from Ford, we cannot offer assurance that payments in respect of the indemnification agreement will be available.

Other relationships and transactions

We and Ford also engage in other transactions in the ordinary course of our respective businesses. These transactions include providing equipment rental services to Ford, our providing insurance and insurance claim management services to Ford and our providing car rental services to Ford. In addition, Ford subsidiaries are our car rental licensees in Scandinavia and Finland.

Relationship with Hertz Investors, Inc. and the Sponsors

Stockholders Agreement

In connection with the Acquisition, we entered into a stockholders agreement, or the “Stockholders Agreement,” with investment funds associated with or designated by the Sponsors. The Stockholders Agreement contains agreements that entitle investment funds associated with or designated by the Sponsors to nominate all of our directors. The director nominees are to include three nominees of an investment fund associated with CD&R (one of whom shall serve as the chairman), two nominees of investment funds associated with Carlyle, two nominees of an investment fund associated with MLGPE and three independent directors, subject to adjustment in the case that the applicable investment fund sells more than a specified amount of its shareholdings in us. Upon completion of the initial public offering of our common stock, the Stockholders Agreement was amended and restated among other things, to reflect an agreement of the Sponsors to increase the size of our Board. Each Sponsor will continue to have the right with respect to director nominees described above, but up to an additional three independent directors may also be nominated, subject to unanimous consent of the directors (other than the independent directors) nominated by the investment funds associated with or designated by the Sponsors. In addition, the Stockholders Agreement, as amended, provides that one of the nominees of an investment fund associated with CD&R shall serve as the chairman of the executive and governance committee and, unless otherwise agreed by this fund, as Chairman of the Board. On October 12, 2006, our Board elected four independent directors, effective from completion of the initial public offering of our common stock.

The Stockholders Agreement also granted to the investment funds associated with or designated by the Sponsors special governance rights, including rights of approval over our budget, certain business combination transactions, the incurrence of additional material indebtedness, amendments to our certificate of incorporation and certain other transactions and grants to investment funds associated with CD&R or to the majority of directors nominated by the Sponsors the right to remove Hertz’s chief executive officer. Any replacement chief executive officer requires the consent of investment funds associated with CD&R as well as investment funds associated with at least one other Sponsor. The rights described above apply only for so long as the investment funds associated with the applicable Sponsor maintain certain specified minimum levels of shareholdings in us. The Stockholders Agreement also gives investment funds associated with the Sponsors preemptive rights with respect to certain issuances of our equity securities, including Hertz, subject to certain exceptions. It also contains restrictions on the transfer of our shares, as well as tag-along and drag along rights and rights of first offer. Upon the completion of the initial public offering of our common stock, this agreement was amended and restated to remove these rights of approval (other than the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approval and retention rights relating to our chief executive officer) and preemptive rights and to retain tag-along and drag-along rights, and restrictions on transfers of our shares, in certain circumstances.

In addition, the Stockholders Agreement limits the rights of the investment funds associated with or designated by the Sponsors that have invested in our common stock and our affiliates, subject to several exceptions, to own, manage, operate or control any of our competitors (as defined in the Stockholders Agreement). The Stockholders Agreement may be amended from time to time in the future to eliminate or modify these restrictions without our consent.

Registration Rights Agreement

On the Closing Date, we entered into a registration rights agreement, or the “Registration Rights Agreement,” with investment funds associated with or designated by the Sponsors. The Registration Rights Agreement grants to certain of these investment funds the right, following the earlier of the initial public offering of our common stock and the eighth anniversary of the Closing Date, to cause us, at our own expense, to use our best efforts to register such securities held by the investment funds for public resale, subject to certain limitations. The exercise of this right was limited to three requests by the group of investment funds associated with each Sponsor, except for registrations effected pursuant to Form S-3, which are unlimited, subject to certain limitations, if we are eligible to use Form S-3. In the event we register any of our common stock following our initial public offering, these investment funds also have the right to require us to use our best efforts to include shares of our common stock held by them, subject to certain limitations, including as determined by the underwriters. The Registration Rights Agreement also provides for us to indemnify the investment funds party to that agreement and their affiliates in connection with the registration of our securities.

Consulting agreements

Sponsor Consulting Agreements

On the Closing Date, we entered into consulting agreements, or the “Consulting Agreements,” with Hertz and each of the Sponsors (or one of their affiliates), pursuant to which such Sponsor or its affiliate agreed to provide us and our subsidiaries with financial advisory and management consulting services. Pursuant to the Consulting Agreements, we or our affiliates agreed to pay to each of the three Sponsors or its affiliate an annual fee of $1 million for such services, plus expenses, unless the Sponsors unanimously agreed to a higher amount. If an individual designated by CD&R, serves as both Chairman of our board of directors and Chief Executive Officer for any quarter, we agreed to pay CD&R an additional fee of $500,000 for that quarter. The Sponsor or its affiliate under each Consulting Agreement also agreed to provide us and our subsidiaries with financial, investment banking, management advisory and other agreed upon services with respect to proposed transactions, including any proposed acquisition, merger, full or partial recapitalization, reorganization of our structure or shareholdings, or sales of assets or equity interests. In connection with such transactional services, each Consulting Agreement provided that we would pay a fee (together with expenses) to be based on a percentage of the transaction value, as defined in the agreements. No transactional services fees were paid under the Consulting Agreements in connection with the initial public offering, and none were paid in connection with the Hertz Holdings Loan Facility. Each Consulting Agreement provided for termination upon the first to occur of (i) the consummation of an initial public offering by Hertz Holdings, if a majority of the Sponsor-designated directors have requested the termination of all Consulting Agreements, (ii) December 21, 2015, (iii) the date the applicable Sponsor and its affiliates cease to own at least 25% of the Hertz Holdings common stock it held on the Closing Date, and (iv) upon notice by the applicable Sponsor or its affiliate. We reevaluated our need for the Consulting Agreements in connection with the initial public offering. In connection with this reevaluation, we

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined it would be in our best interest to terminate the Consulting Agreements following the consummation of our initial public offering, and the Sponsors agreed to terminate these agreements at that time for a fee of $5 million ($15 million in the aggregate) which is recorded in our consolidated statement of operations in “Selling, general and administrative” expenses.

Other Consulting Arrangements

On September 29, 2006, Hertz entered into an agreement with Tenzing Consulting LLC, a management consulting firm in which Thomas McLeod, who is the brother-in-law of our director David H. Wasserman, is a principal. Under the arrangement, which has now been fully performed, Tenzing Consulting LLC provided supply chain management and corporate purchasing management consulting. In exchange for these services, Tenzing Consulting LLC received fees of $25,000 per week, plus reimbursement of out-of-pocket expenses. For the year ended December 31, 2006, the total amount of such fees and expenses paid to Tenzing Consulting LLC under this agreement was approximately $0.2 million.

Guarantees

Hertz’s obligations under the Senior Term Facility and Senior ABL Facility are guaranteed by Hertz’s immediate parent, Hertz Investors, Inc. (previously known as CCMG Corporation.) Hertz Holdings is not a guarantor of these facilities. See Note 3—Debt.

Indemnification agreements

On the Closing Date, Hertz entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, the Hertz Holdings stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of the performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We have not recorded any liability because these liabilities are considered to be de minimis.

Hertz Holdings has entered into indemnification agreements with each of its directors. The indemnification agreements provide the directors with contractual rights to the indemnification and expense advancement rights provided under our by-laws, as well as contractual rights to additional indemnification as provided in the indemnification agreements.

Director Stock Incentive Plan

On October 12, 2006, the Board of Directors of Hertz Holdings approved a Director Stock Incentive Plan. The stockholders of Hertz Holdings approved the Director Stock Incentive Plan on October 20, 2006. The Director Stock Incentive Plan provides for the grant of shares of common stock of Hertz Holdings, options to purchase shares of common stock of Hertz Holdings and “phantom shares,” which are the right to receive shares of common stock of Hertz Holdings at a specified point in the future. A maximum of 3,500,000 shares are reserved for issuance under the Director Stock Incentive Plan.

Options granted under the Director Stock Incentive Plan must be granted at an exercise price no less than fair market value of such shares on the date of grant. Options granted as part of a director’s annual retainer fee will be fully vested at the time of grant and will generally have a 10-year term.

A director may generally elect to receive all or a portion of fees that would otherwise be payable in cash in the form of shares of common stock of Hertz Holdings having a fair market value at such time

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equal to the amount of such fees. Any such shares will be paid to the director when cash fees would otherwise be payable, although, if a director so chooses, these shares may be payable on a tax-deferred basis in phantom shares, in which case the actual shares of the common stock of Hertz Holdings will be paid to the director promptly following the date on which he or she ceases to serve as a director (or, if earlier, upon a change in control).

A director will recognize ordinary income upon exercising options granted under the Director Stock Incentive Plan in an amount equal to the fair market value of the shares acquired on the date of exercise, less the exercise price, and Hertz Holdings will have a corresponding tax deduction at that time. In the case of shares issued in lieu of cash fees, a director who is an individual will generally recognize ordinary income equal to the fair market value of such shares on the date such shares are paid to the director and Hertz Holdings will have a corresponding tax deduction at that time.

Other

In connection with the Acquisition, Hertz paid a fee of $25 million to each Sponsor and reimbursed certain expenses of the Sponsors and their affiliates. Of this amount, $35 million has been recorded as deferred finance charges and $40 million has been recorded as direct costs of the Acquisition. In addition, an affiliate of one of the Sponsors was engaged to provide advisory services to the Sponsors and was paid a fee of $5 million. This affiliate is in the business of providing such services and was engaged by the Sponsors in an arm’s-length transaction.

Financing Arrangements with Related Parties

Affiliates of ML Global Private Equity, L.P. and its related funds, which are stockholders of Hertz Holdings, and of Merrill Lynch & Co., one of the underwriters in the initial public offering of our common stock, were lenders under the Hertz Holdings Loan Facility; are lenders under the original and amended Senior Term Facility, the original and amended Senior ABL Facility and the Fleet Financing Facility; acted as initial purchasers with respect to the offerings of the Senior Notes and the Senior Subordinated Notes; acted as structuring advisors and agents under Hertz’s asset-backed facilities; and acted as dealer managers and solicitation agents for Hertz’s tender offers for its existing debt securities in connection with the Acquisition. See Note 3—Debt.

Other Sponsor Relationships

In connection with our car and equipment rental businesses, we enter into millions of rental transactions every year involving millions of customers. In order to conduct those businesses, we also procure goods and services from thousands of vendors.  Some of those customers and vendors may be affiliated with the Sponsors or members of our Board of Directors. We believe that all such rental and procurement transactions have been conducted on an arms-length basis and involved terms no less favorable to us than those that we believe we would have obtained in the absence of such affiliation. It is our management’s practice to bring to the attention of our Board of Directors any transaction, even if it arises in the ordinary course of business, in which our management believes that the terms being sought by transaction participants affiliated with the Sponsors or our Directors would be less favorable to us than those to which we would agree absent such affiliation.

Note 15—Earnings (Loss) Per Share

As a result of the Acquisition, our capital structure initially consisted of 229,500,000 shares of common stock outstanding. Earnings per share for the Predecessor period ended December 20, 2005 and the year ended December 31, 2004 reflect our initial post-Acquisition capital structure on a consistent basis. See Note 1—Summary of Significant Accounting Policies—Background and Change in

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Ownership—Initial Public Offering and Note 6—Hertz Holdings Stock Incentive Plan for a discussion of subsequent capital structure changes. Basic earnings per share have been computed based upon the weighted average number of common shares outstanding. Dilutive earnings per share have been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands of dollars, except per share amounts):

	Successor		Predecessor
		For the periods from
	Year ended December 31, 2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Year ended December 31, 2004
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$115,943	$(21,346)	$371,323	$365,471
Denominator:
Weighted average shares used in basic and diluted computation	242,460	229,500	229,500	229,500
Add: Dilutive impact of stock options	894	—	—	—
Weighted average shares used in dilutive computation	243,354	229,500	229,500	229,500
Earnings (loss) per share, basic	$0.48	$(0.09)	$1.62	$1.59
Earnings (loss) per share, diluted	$0.48	$(0.09)	$1.62	$1.59

Diluted earnings per share computations for the year ended December 31, 2006 excluded the weighted-average impact of the assumed exercise of 11,520 shares issuable under stock option plans because such impact would be antidilutive.

Note 16—Subsequent Events

Restructuring

As part of our effort to implement our strategy of reducing operating costs, we are evaluating our workforce and operations and making adjustments, including headcount reductions and process improvements to optimize work flow at rental locations and maintenance facilities as well as streamlining our back-office operations, that we believe are necessary and appropriate. When we make adjustments to our workforce and operations, we may incur incremental expenses that delay the benefit of a more efficient workforce and operating structure, but we believe that increasing our operating efficiency and reducing the costs associated with the operation of our business are important to our long-term competitiveness.

On January 5, 2007, we announced the first in a series of initiatives to further improve our competitiveness through targeted job reductions affecting approximately 200 employees primarily at our corporate headquarters in Park Ridge, New Jersey and our U.S. service center in Oklahoma City. We expect to incur an estimated $3.3 million to $3.8 million restructuring charge in the first quarter of 2007 for severance and related costs arising from these reductions.

On February 28, 2007, we announced the second initiative to further improve our competitiveness and industry leadership through targeted job reductions affecting approximately 1,350 employees

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

primarily in our U.S. car rental operations, with much smaller reductions occurring in U.S. equipment rental operations, the corporate headquarters in Park Ridge, New Jersey, and the U.S. service center in Oklahoma City, as well as in Canada, Puerto Rico, Brazil, Australia and New Zealand. We expect to incur an estimated $9.0 million to $11.0 million restructuring charge in the first quarter of 2007 for severance and related costs arising from these reductions.

Further cost reduction initiatives are in process. We currently anticipate incurring future charges to earnings in connection with those initiatives; however, we have not yet developed detailed estimates of these expenses.

Exchange Offers

On January 12, 2007, Hertz completed exchange offers for the outstanding Senior Notes and Senior Subordinated Notes whereby over 99% of the outstanding notes were exchanged for a like principal amount of new notes with identical terms that were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-4.

Amendments to the Senior Term Facility and the Senior ABL Facility

On February 9, 2007, Hertz entered into an amendment to its Senior Term Facility. The amendment was entered into for the purpose of (i) lowering the interest rate on the Senior Term Facility by 50 basis points from the interest rate previously in effect, and revising financial ratio requirements for specific interest rate levels; (ii) eliminating certain mandatory prepayment requirements; (iii) increasing the amounts of certain other types of indebtedness that Hertz and its subsidiaries may incur outside of the Senior Term Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior Term Facility.

On February 15, 2007, Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries entered into an amendment to their Senior ABL Facility. The amendment was entered into for the purpose of (i) lowering the interest rate on the Senior ABL Facility by 25 basis points from the interest rate previously in effect, and revising financial ratio requirements for specific interest rate levels; (ii) increasing the availability under the Senior ABL Facility from $1,600 million to $1,800 million; (iii) extending the term of the commitments under the Senior ABL Facility to February 15, 2012; (iv) increasing the amounts of certain other types of indebtedness that the borrowers and their subsidiaries may incur outside of the Senior ABL Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior ABL Facility.

Amendments to certain of the agreements relating to the International Fleet Debt Facilities

On March 21, 2007, certain of the agreements relating to the International Fleet Debt Facilities were amended and restated for the purpose of (i) extending the dates when margins on the facilities are scheduled to step up, subject to satisfaction of interim goals pertaining to the execution of agreements with automobile manufacturers and dealers that are required in connection with the planned securitization of the international car rental fleet and the take-out of the Tranche A1 and Tranche A2 loans; (ii) subject to certain conditions, permitting the financing of value-added tax receivables under the facilities; and (iii) effecting certain technical and administrative changes to the terms of the facilities.

HIL Swaption Extension and Payment

On February 8, 2007, the €600 million HIL swaptions that were to expire on March 15, 2007 were extended at a cost of €1.8 million. The HIL swaptions now expire on September 5, 2007.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY BALANCE SHEETS
(In Thousands of Dollars)

	December 31, 2006	December 31, 2005
ASSETS
Cash and equivalents	$2,718	$—
Receivables	31	—
Deferred taxes on income	15,732	—
Investments in subsidiaries	2,518,453	2,266,182
Total assets	$2,536,934	$2,266,182
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,076	$—
Accrued liabilities	1,296	—
Total Liabilities	2,372	—
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 320,618,692 and 229,500,000 shares issued	3,206	2,295
Additional capital paid-in	2,427,293	2,292,705
Retained earnings (deficit)	9,535	(21,346)
Accumulated other comprehensive income (loss)	94,528	(7,472)
Total stockholders’ equity	2,534,562	2,266,182
Total liabilities and stockholders’ equity	$2,536,934	$2,266,182

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY STATEMENTS OF OPERATIONS
(In Thousands of Dollars)

	Year ended December 31, 2006	For the period from December 21, 2005 to December 31, 2005
Revenues	$—	$—
Expenses:
Selling, general and administrative	92	—
Interest, net of interest income of $250 and $0	39,986	—
Total Expenses	40,078	—
Other income (loss)	15,471	—
Loss before income taxes	(24,607)	—
Benefit for taxes on income	15,732	—
Equity earnings (losses) of subsidiaries, net of tax	140,289	(21,346)
Net income (loss)	$131,414	$(21,346)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands of Dollars, except share data)

	Number of Shares	Common Stock	Additional Capital Paid-In	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at:
DECEMBER 21, 2005	—	$—	$—	$—	$—	$—
Sale of common stock	229,500,000	2,295	2,292,705			2,295,000
Net loss				(21,346)		(21,346)
Total comprehensive loss of subsidiary					(7,472)	(7,472)
Total Comprehensive Loss						(28,818)
DECEMBER 31, 2005	229,500,000	2,295	2,292,705	(21,346)	(7,472)	2,266,182
Net income				131,414		131,414
Reduction in subsidiary equity for dividends received				(15,471)		(15,471)
Total comprehensive income of subsidiary					102,000	102,000
Total Comprehensive Income						217,943
Sale of common stock in initial public offering	88,235,000	882	1,259,384			1,260,266
Cash dividends ($4.32 and $1.12 per common share)			(1,174,456)	(85,062)		(1,259,518)
Stock-based employee compensation			25,452			25,452
Sale of stock under employee equity offering	2,883,692	29	24,208			24,237
DECEMBER 31, 2006	320,618,692	$3,206	$2,427,293	$9,535	$94,528	$2,534,562

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	Year ended December 31, 2006	For the period from December 21, 2005 to December 31, 2005
Cash flows from operating activities:
Net income (loss)	$131,414	$(21,346)
Non-cash expenses:
Amortization of deferred financing costs	505	—
Amortization of debt discount	5,000	—
Deferred taxes on income	(15,732)	—
Changes in assets and liabilities:
Receivables	(31)	—
Accounts payable	1,076	—
Accrued liabilities	1,296	—
Equity (earnings) losses of subsidiaries, net of tax	(140,289)	21,346
Net cash flows used in operating activities	(16,761)	—
Cash flows from investing activities:
Investment in and advances to consolidated subsidiaries	(15,472)	(2,295,000)
Dividends from subsidiary	15,471	—
Net cash used in investing activities	(1)	(2,295,000)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000,000	—
Repayment of long-term debt	(1,000,000)	—
Payment of financing costs	(5,505)	—
Proceeds from the sale of common stock	1,284,503	2,295,000
Dividends paid	(1,259,518)	—
Net cash provided by financing activities	19,480	2,295,000
Effect of foreign exchange rate changes on cash and equivalents	—	—
Net increase in cash and equivalents during the period	2,718	—
Cash and equivalents at beginning of period	—	—
Cash and equivalents at end of period	$2,718	$—
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$34,482	$—
Income taxes	—	—

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC.
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

Note 1—Background and Basis of Presentation

Hertz Global Holdings, Inc., or “Hertz Holdings,” is the top-level holding company that conducts substantially all of its business operations through its indirect subsidiaries. Hertz Holdings was incorporated in Delaware on August 31, 2005 in anticipation of the December 21, 2005 acquisition by its subsidiary, Hertz Investors, Inc., of the Hertz Corporation. Hertz Holdings had no operations prior to December 21, 2005, and accordingly, its results of operations and cash flows have only been presented for the post-acquisition 11-day period ended December 31, 2005 and the year ended December 31, 2006.

There are significant restrictions over the ability of Hertz Holdings to obtain funds from its indirect subsidiaries through dividends, loans or advances. Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the investments of Hertz Holdings in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with the consolidated financial statements of Hertz Holdings included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Note 2—Debt

On June 30, 2006, Hertz Holdings entered into a loan facility with Deutsche Bank, AG, New York Branch, Lehman Commercial Paper Inc., Merrill Lynch Capital Corporation, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc. or affiliates thereof, providing for a loan of $1.0 billion, or the “Hertz Holdings Loan Facility,” for the purpose of paying a special cash dividend to the holders of record of its common stock immediately prior to the initial public offering and paying fees and expenses related to the facility. The Hertz Holdings Loan Facility was repaid in full with the proceeds of our initial public offering, and the restrictive covenants contained therein were terminated. As of December 31, 2006, Hertz Holdings had no direct outstanding debt obligations, but its indirect subsidiaries did. For a discussion of the debt obligations of the indirect subsidiaries of Hertz Holdings, see Note 3 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Note 3—Commitments and Contingencies

Hertz Holdings has no direct commitments and contingencies, but its indirect subsidiaries do. For a discussion of the commitments and contingencies of the indirect subsidiaries of Hertz Holdings, see Note 9 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Note 4—Dividends

Cash dividends received by the Company from its subsidiaries during 2006 were $15.5 million.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

(In Thousands of Dollars)

	Balance at	Additions
	Beginning of Period	Charged to Expense	Translation Adjustments	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Successor
Year ended December 31, 2006	$460	$17,132	$401	$16,004	(b)	$1,989
For the period from December 21, 2005 to December 31, 2005	$— (a)	$462	$(10)	$(8	)(b)	$460
Predecessor
For the period from January 1, 2005 to December 20, 2005	$30,447	$11,447	$(1,202)	$22,529	(b)	$18,163
Year ended December 31, 2004	$35,758	$14,133	$1,123	$20,567	(b)	$30,447

(a)            The underlying accounts receivable were revalued at their estimated net realizable value as of the date of the Acquisition. Accordingly, the allowance for doubtful accounts was valued at zero.

(b)           Amounts written off, net of recoveries.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based upon this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. We are not, however, an accelerated filer and are therefore not yet required to report on our assessment of our internal control over financial reporting under Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2006. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting. Their report is included herein.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to our directors is set forth under the caption “Election of Directors” of our proxy statement, or the “2007 Proxy Statement,” for our annual meeting of stockholders scheduled for May 17, 2007. Such information is incorporated herein by reference.

Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2007 Proxy Statement. Such information is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees,” of our 2007 Proxy Statement. Such information is incorporated herein by reference.

Information related to our code of ethics is set forth under the caption “Code of Ethics of Hertz Global Holdings, Inc.” of our 2007 Proxy Statement. Such information is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

Information relating to this item is set forth under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our 2007 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item is set forth in this Annual Report under the caption “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity, Securities—Equity Compensation Plan Information” and under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers” of our 2007 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2007 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item is set forth under the captions “Independent Registered Public Accounting Firm fees” of our 2007 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

			Page
(a)	1.	Financial Statements:
		Our financial statements filed herewith are set forth in Part II, Item 8 of this Annual Report as follows:
		Hertz Global Holdings, Inc. and Subsidiaries—
		Report of Independent Registered Public Accounting Firm	100
		Consolidated Balance Sheets	102
		Consolidated Statements of Operations	103
		Consolidated Statements of Stockholders’ Equity	104
		Consolidated Statements of Cash Flows	105
		Notes to Consolidated Financial Statements	107
	2.	Financial Statement Schedules:
		Our financial statement schedules filed herewith are set forth in Part II, Item 8 of this Annual Report as follows:
		Hertz Global Holdings, Inc. and Subsidiaries—
		Schedule I—Condensed Financial Information of Registrant	160
		Schedule II—Valuation and Qualifying Accounts	165
	3.	Exhibits:

Exhibit Number	Description
2.1

Stock Purchase Agreement, dated as of September 12, 2005, among CCMG Holdings, Inc., Ford Holdings LLC and Ford Motor Company (Incorporated by reference to Exhibit 2 to the Quarterly Report on Form 10-Q of Ford Motor Company, as filed on November 7, 2005.)

3.1	Amended and Restated Certificate of Incorporation of Hertz Global Holdings, Inc.
3.2	Amended and Restated By-Laws of Hertz Global Holdings, Inc.
4.1.1

Indenture, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**

4.1.2

Merger Supplemental Indenture, dated as of December 21, 2005, by and between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**

4.1.3

Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of December 21, 2005, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**

4.1.4

Third Supplemental Indenture, dated as of July 7, 2006, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)

4.2.1

Indenture, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016**

4.2.2

Merger Supplemental Indenture, dated as of December 21, 2005, by and between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016**

4.2.3

Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of December 21, 2005, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016**

4.2.4

Third Supplemental Indenture, dated as of July 7, 2006, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016 (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)

4.3.1

Exchange and Registration Rights Agreement, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, Deutsche Bank Securities Inc. and the other financial institutions named therein, relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014**

4.3.2

Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of The Hertz Corporation relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014**

4.3.3

Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of the Subsidiary Guarantors named therein, relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014**

4.4.1

Exchange and Registration Rights Agreement, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, Deutsche Bank Securities Inc. and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016**

4.4.2	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of The Hertz Corporation, relating to the 10.5% Senior Subordinated Notes due 2016**
4.4.3

Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of the Subsidiary Guarantors named therein, relating to the 10.5% Senior Subordinated Notes due 2016**

4.5.1

Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein**

4.5.2

Intercreditor Deed, dated as of December 21, 2005, by and between Hertz International, Ltd., as Parent, Hertz Europe Limited, as Coordinator, certain of its subsidiaries, BNP Paribas as A/C Facility Agent and NZ Facility Agent, BNP Paribas as Security Agent, Banco BNP Paribas Brasil S.A., as Brazilian Facility Agent, BNP Paribas, as Australian Security Trustee, the financial institutions named therein, and The Hertz Corporation**

4.5.3	Australian Purchaser Charge (Project H)—Unlimited, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.4	Australian Purchaser Charge (Project H)—South Australia, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.5	Australian Purchaser Charge (Project H)—Queensland, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.6	Australian Share Mortgage of Purchaser Shares (Project H), dated as of December 21, 2005, by and between Hertz Investment (Holdings) Pty Limited and HA Funding Pty Limited**
4.5.7	Australian Issuer Charge (Project H), dated as of December 21, 2005, by and between Hertz Note Issuer Pty Limited and HA Funding Pty Limited**
4.5.8	Australian Borrower Charge (Project H), dated as of December 20, 2005, by and between HA Funding Pty Limited and the BNP Paribas**
4.5.9	Australian Security Trust Deed (Project H), dated as of December 21, 2005, between HA Funding Pty Limited and BNP Paribas**
4.5.10	Business Pledge Agreement, dated as of December 21, 2005, by and between Hertz Belgium N.V., as Pledgor, and BNP Paribas S.A., as Pledgee (English language version)**
4.5.11	Receivables and Bank Account Pledge Agreement, dated as of December 21, 2005, by and between Hertz Belgium NV as Pledgor, and BNP Paribas, as Pledgee**
4.5.12	Share Pledge Agreement, dated as of December 21, 2005, by and between Hertz Holdings Netherlands B.V., as Pledgor, and BNP Paribas, as Pledgee**
4.5.13	Security Agreement, dated as of December 21, 2005, by and between Hertz Canada Limited, as Obligor, and BNP Paribas (Canada), as Security Agent**
4.5.14.1	Deed of Hypothec, dated as of December 21, 2005, by and between Hertz Canada Limited and BNP Paribas (Canada), and related Bond and Bond Pledge Agreement**
4.5.14.2	Bond Pledge Agreement, dated as of December 21, 2005, by and between Hertz Canada Limited, as Pledgor, and BNP Paribas (Canada), as Security Agent**
4.5.15	Security Agreement, dated as of December 21, 2005, by and between 1677932 Ontario Limited, as Obligor, and BNP Paribas (Canada), as Security Agent**
4.5.16	Security Agreement, dated as of December 21, 2005, by and between CMGC Canada Acquisition ULC, as Obligor, and BNP Paribas (Canada), as Security Agent**

4.5.17

Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Hertz France, as Pledgor, and BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**

4.5.18

Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Hertz France, as Pledgor, and BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**

4.5.19

Share Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Hertz France, as Pledgor, BNP Paribas, as Security Agent, Hertz Equipement France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**

4.5.20

Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Hertz Equipement France, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**

4.5.21

Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Hertz Equipement France, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**

4.5.22

Master Agreement For Assignment of Receivables (Contrat Cadre de Cession de Creances Professionnelles a Titre de Garantie), dated as of December 21, 2005, by and between Hertz Equipement France, as Assignor, BNP Paribas, as Security Agent, and the assignees described therein**

4.5.23

Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Equipole Finance Services, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**

4.5.24

Master Agreement for Assignment of Receivables (Contrat Cadre de Cession de Creances Professionnelles a Titre de Garantie), dated as of December 21, 2005, by and between Equipole Finance Services, as Assignor, BNP Paribas, as Security Agent, and the assignees described therein**

4.5.25

Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Equipole Finance Services, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**

4.5.26

Shares Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Equipole Finance Services, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**

4.5.27

Share Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Hertz France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**

4.5.28

Shares Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Hertz Equipement France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**

4.5.29

Account Pledge Agreement, dated as of December 21, 2005, among Hertz Autovermietung GmbH, The Royal Bank of Scotland plc, Calyon, BNP Paribas (Canada) and Indosuez Finance (U.K.) Limited as Pledgees and BNP Paribas S.A. as Security Agent**

4.5.30	Global Assignment Agreement, dated as of December 21, 2005, between Hertz Autoverrmietung GmbH as assignor and BNP Paribas S.A. as Security Agent and lender (English language version)**
4.5.31	Security Transfer of Moveable Assets, dated as of December 21, 2005, between Hertz Autovermietung GmbH as assignor and BNP Paribas S.A. as Security Agent and lender**
4.5.32

Share Pledge Agreement, dated as of December 21, 2005, among Equipole S.A. (France), The Royal Bank of Scotland plc, Calyon, BNP Paribas (Canada), Indosuez Finance (U.K.) Limited and BNP Paribas S.A., as Security Agent**

4.5.33	Security Assignment of Receivables, dated as of December 21, 2005, between Hertz Italiana S.p.A. as assignor and BNP Paribas S.A. as Security Agent**
4.5.34	Pledge Agreement over the Balance of Bank Account, dated as of December 21, 2005, between Hertz Italiana S.p.A. as pledgor and BNP Paribas S.A. as Pledgee and Security Agent**
4.5.35	Pledge Agreement over the Balance of Bank Account, dated as of December 21, 2005, between Hertz Italiana S.p.A., as Pledgor, and BNP Paribas S.A., as Pledgee and Security Agent**
4.5.36	Pledge Agreement over Hertz Italiana S.p.A. shares, dated as of December 21, 2005, between Hertz Holding South Europe S.r.l as Pledgor and BNP Paribas S.A. as Pledgee and Security Agent**
4.5.37	Deed of Non-Possessory Pledge of Movables, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees**
4.5.38	Deed of Disclosed Pledge of Receivables, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees**
4.5.39	Deed of Undisclosed Pledge of Receivables between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees**
4.5.40

Deed of Pledge of Registered Shares, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas, as Pledgees, and Hertz Automobielen Netherlands B.V.**

4.5.41	Deed of Pledge on Registered Shares, dated as of December 21, 2005, between Hertz Holdings Netherlands B.V., as Pledgor, BNS Automobile Funding B.V., as Pledgee, and Stuurgroep Holland B.V.**
4.5.42	Deed of Disclosed Pledge of Receivables between BNS Automobile Funding B.V., as Pledgor, and BNP Paribas as Security Agent, as Pledgee**

4.5.43

Pledges of Shares Contract, dated as of December 21, 2005, among Hertz de España, S.A, Hertz Alquiler de Maquinaria, S.L., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent relating to Hertz Alquiler de Maquinaria**

4.5.44	Contract on Pledges of Credit Rights, dated as of December 21, 2005, among Hertz de España, S.A., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent**
4.5.45	Pledge of Credit Rights of Insurance Policies Contract, dated as of December 21, 2005, among Hertz de España, S.A., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent**
4.5.46	Pledge of Credit Rights of Bank Accounts, dated as of December 21, 2005 among Hertz de España, S.A., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.47	Pledges over VAT Credit Rights Contract, dated as of December 21, 2005, among Hertz de España, S.A., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.48	Contract on Pledges of Credit Rights, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.49

Pledge of Credit Rights of Bank Accounts Contract, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**

4.5.50

Pledges of Credit Rights of Insurance Policies Contract, dates as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**

4.5.51	Pledges over VAT Credit Rights Contracts, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria S.L., as Pledgor, BNS Automobile Funding B.V., and BNP Paribas S.A., as Security Agent**
4.5.52

Pledges of Credit Rights Contract, dated as of December 21, 2005, among BNS Automobile Funding B.V., as Pledgor, Hertz de Espana S.A., Hertz Alquiler de Maquinaria, S.L., and BNP Paribas S.A., as Security Agent**

4.5.53

Pledges of Shares Contract, dated as of December 21, 2005, among Hertz International Ltd., Hertz Equipment Rental International, Limited, Hertz de España, S.A., and BNP Paribas S.A., as Security Agent**

4.5.54

Share Pledge Agreement, dated as of December 21, 2005, between Hertz AG and BNP Paribas S.A. as Security Agent relating to the pledge of the entire share capital of Züri-Leu Garage AG and Société Immobilière Fair Play**

4.5.55

Assignment Agreement, dated as of December 21, 2005, between Hertz AG and BNP Paribas S.A. as Security Agent relating to the assignment and transfer of trade receivables, insurance claims, inter-company receivables and bank accounts**

4.5.56	Share Pledge Agreement, dated as of December 21, 2005, between Hertz Holdings South Europe S.r.l and BNP Paribas S.A. as Security Agent relating to the pledge of the entire share capital of Hertz AG**
4.5.57	Deed of Charge, dated as of December 21, 2005, between Hertz (U.K.) Limited as Chargor and BNP Paribas as Security Agent**

4.5.58	Deed of Charge over Shares, in Hertz (U.K.) Limited, dated as of December 21, 2005, between Hertz Holdings II U.K. Limited as Chargor and BNP Paribas as Security Agent**
4.5.59	Deed of Charge over Shares in Hertz Holdings III UK Limited, dated as of December 21, 2005, between Hertz International, Ltd. and BNP Paribas as Security Agent**
4.5.60	Deed of Charge, dated as of December 21, 2005, between BNS Automobile Funding B.V. as Chargor and BNP Paribas as Security Agent**
4.6.1

Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers**

4.6.2

Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between CCMG Corporation, The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**

4.6.3

Copyright Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**

4.6.4

Trademark Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**

4.6.5	Deed of Trust, Security Agreement, and Assignment of Leases and Rents and Fixture Filing, dated as of December 21, 2005, among the Hertz Corporation and Deutsche Bank AG, New York Branch**
4.6.6	Term Loan Mortgage Schedule listing the material differences in mortgages from Exhibit 4.6.5 for each of the mortgaged properties**
4.6.7

Amendment, dated as of June 30, 2006, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)

4.6.8

Second Amendment, dated as of February 9, 2007, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers

4.7.1

Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers**

4.7.2

U.S. Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between CCMG Corporation, The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**

4.7.3

Canadian Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between Matthews Equipment Limited, Western Shut-Down (1995) Limited, certain of its subsidiaries, and Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent**

4.7.4

Copyright Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**

4.7.5

Trademark Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**

4.7.6	Trademark Security Agreement, dated as of December 21, 2005, by and between Matthews Equipment Limited and Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent**
4.7.7	Deed of Trust, Security Agreement, and Assignment of Leases and Rents and Fixture Filing, dated as of December 21, 2005, among the Hertz Corporation and Deutsche Bank AG, New York Branch**

4.7.8	Term Loan Mortgage Schedule listing the material differences in mortgages from Exhibit 4.7.7 for each of the mortgaged properties**
4.7.9

Amendment, dated as of June 30, 2006, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)

4.7.10

Second Amendment, dated as of February 15, 2007, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers

4.8

Intercreditor Agreement, dated as of December 21, 2005, by and between Deutsche Bank AG, New York Branch, as ABL Agent, Deutsche Bank AG, New York Branch, as Term Agent, as acknowledged by CCMG Corporation, The Hertz Corporation and certain of its subsidiaries**

4.9.1	Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee
4.9.2

Amended and Restated Series 2005-1 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary

4.9.3

Amended and Restated Series 2005-2 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary

4.9.4

Amended and Restated Series 2005-3 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary

4.9.5

Amended and Restated Series 2005-4 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary

4.9.6

Second Amended and Restated Series 2004-1 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary

4.9.7

Second Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of August 1, 2006, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor

4.9.8

Amended and Restated Participation, Purchase and Sale Agreement, dated as of December 21, 2005, by and between Hertz General Interest LLC, Hertz Vehicle Financing LLC and The Hertz Corporation, as Lessee and Servicer**

4.9.9	Purchase and Sale Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC and Hertz Funding Corp.**
4.9.10	Contribution Agreement, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC and The Hertz Corporation**
4.9.11

Second Amended and Restated Collateral Agency Agreement, dated as of January 26, 2007, among Hertz Vehicle Financing LLC, as a Grantor, Hertz General Interest LLC, as a Grantor, The Hertz Corporation, as Servicer, BNY Midwest Trust Company, as Collateral Agent, BNY Midwest Trust Company, as Trustee and a Secured Party, and The Hertz Corporation, as a Secured Party

4.9.12	Amended and Restated Administration Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, and BNY Midwest Trust Company, as Trustee**
4.9.13

Amended and Restated Master Exchange Agreement, dated as of January 26, 2007, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Property Holdings LLC

4.9.14

Amended and Restated Escrow Agreement, dated as of January 26, 2007, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Chase Bank, N.A.

4.9.15

Amended and Restated Class A-1 Note Purchase Agreement (Series 2005-3 Variable Funding Rental Car Asset Backed Notes, Class Aa-1), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent**

4.9.16

Amended and Restated Class A-2 Note Purchase Agreement (Series 2005-3 Variable Funding Rental Car Asset backed Notes, Class A-2), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent**

4.9.17

Amended and Restated Class A Note Purchase Agreement (Series 2005-4 Variable Funding Rental Car Asset Backed Notes, Class A), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent**

4.9.18	Letter of Credit Facility Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, and Ford Motor Company**
4.9.19	Insurance Agreement, dated as of December 21, 2005, by and between MBIA Insurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee**
4.9.20	Insurance Agreement, dated as of December 21, 2005, by and between Ambac Assurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee**
4.9.21	Note Guaranty Insurance Policy, dated as of December 21, 2005, of MBIA Insurance Corporation, relating to Series 2005-1 Rental Car Asset Backed Notes**
4.9.22	Note Guaranty Insurance Policy, dated as of December 21, 2005, of MBIA Insurance Corporation, relating to Series 2005-4 Rental Car Asset Backed Notes**
4.9.23	Note Guaranty Insurance Policy, dated as of December 21, 2005, of Ambac Assurance Corporation, relating to Series 2005-2 Rental Car Asset Backed Notes**
4.9.24	Note Guaranty Insurance Policy, dated as of December 21, 2005, of Ambac Assurance Corporation, relating to Series 2005-3 Rental Car Asset Backed Notes**
4.9.25

Supplement to Second Amended and Restated Collateral Agency Agreement, dated as of January 26, 2007, among The Hertz Corporation, as Grantor, Gelco Corporation d/b/a GE Fleet Services, as Secured Party and BNY Midwest Trust Company as Collateral Agent

4.10

Amended and Restated Stockholders Agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc., Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., CD&R Parallel Fund VII, L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l SICAR, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P.

4.11

Registration Rights Agreement, dated as of December 21, 2005, among CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P. (filed as the exhibit of the same number to Amendment No. 3 to the Registration Statement on Form S-1 filed on October 23, 2006)

4.12

Amendment No. 1, dated as of November 20, 2006, to the Registration Rights Agreement, dated as of December 21, 2005, among CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., CD&R Parallel Fund VII, L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l SICAR, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P.

4.13

Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder (filed as the exhibit of the same number to Amendment No. 4 to the Registration Statement on Form S-1 filed on October 27, 2006)

4.13.1

First Amendment, dated as of October 6, 2006, to the Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder (filed as the exhibit of the same number to Amendment No. 4 to the Registration Statement on Form S-1 filed on October 27, 2006)

4.13.2

Second Amendment, dated as of October 31, 2006, to the Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder

4.14

Form of Stock Certificate (filed as the exhibit of the same number to Amendment No. 6, filed on November 7, 2006, to the registrant’s Registration Statement on Form S-1(File No. 333-135782) (such registration statement, the “Registration Statement”))

10.1	Hertz Global Holdings, Inc. Stock Incentive Plan* **
10.1.1

First Amendment to the Hertz Global Holdings, Inc. Stock Incentive Plan (filed as the exhibit of the same number to Amendment No. 4 to the Registration Statement on Form S-1 filed on October 27, 2006)*

10.2	Form of Stock Subscription Agreement under Stock Incentive Plan* **
10.3	Form of Stock Option Agreement under Stock Incentive Plan* **
10.4	Employment Agreement between The Hertz Corporation and Craig R. Koch (Incorporated by reference to Exhibit 10.4(3) to the Registration Statement No. 333-125764 of The Hertz Corporation)*
10.5

Form of Change in Control Agreement (and certain terms related thereto) among The Hertz Corporation, Ford Motor Company and each of Messrs. Koch, Nothwang, Siracusa, Taride and Plescia (Incorporated by reference to Exhibit 10.5 to the Registration Statement No. 333- 125764 of The Hertz Corporation)*

10.6

Non-Compete Agreement, dated April 10, 2000, between Hertz Europe Limited and Michel Taride (Incorporated by reference to Exhibit 10.6 to the Registration Statement No. 333-125764 of The Hertz Corporation)*

10.7	The Hertz Corporation Compensation Supplemental Retirement and Savings Plan (Incorporated by reference to Exhibit 10.7 to the Registration Statement No. 333-125764 of The Hertz Corporation)*
10.8	The Hertz Corporation Executive Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Registration Statement No. 333-125764 of The Hertz Corporation)*

10.9	The Hertz Corporation Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to the Registration Statement No. 333-125764 of The Hertz Corporation)*
10.10	The Hertz Corporation Benefit Equalization Plan (Incorporated by reference to Exhibit 10.10 to the Registration Statement No. 333-125764 of The Hertz Corporation)*
10.11	The Hertz Corporation Key Officer Postretirement Assigned Car Benefit Plan (Incorporated by reference to Exhibit 10.11 to the Registration Statement No. 333-125764 of The Hertz Corporation)*
10.12	The Hertz Corporation Retirement Plan (Incorporated by reference to Exhibit 10.12 to the Registration Statement No. 333-125764 of the Hertz Corporation)*
10.13	The Hertz Corporation (UK) 1972 Pension Plan (Incorporated by reference to Exhibit 10.13 to the Registration Statement No. 333-125764 of The Hertz Corporation)*
10.14	The Hertz Corporation (UK) Supplementary Unapproved Pension Scheme (Incorporated by reference to Exhibit 10.14 to the Registration Statement No. 333-125764 of The Hertz Corporation)*
10.15

RCA Executive Deferred Compensation Plan and Employee Participation Agreement, dated May 29, 1985, between Craig R. Koch and The Hertz Corporation (Incorporated by reference to Exhibit 10.15 to the Registration Statement No. 333-125764 of The Hertz Corporation)*

10.16	The Hertz Corporation 2005 Executive Incentive Compensation Plan* **
10.17	Letter Agreement, dated October 19, 2005, as amended and restated as of November 15, 2005, between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.) and Craig R. Koch* **
10.18

Amended and Restated Indemnification Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicles LLC, Hertz Funding Corp., Hertz General Interest LLC, and Hertz Vehicle Financing LLC**

10.19	Consulting Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, and Clayton, Dubilier & Rice, Inc.**
10.20	Consulting Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, and TC Group IV, L.L.C.**
10.21	Consulting Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, and Merrill Lynch Global Partners, Inc.**
10.22

Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., and Clayton, Dubilier & Rice, Inc.**

10.23

Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l., and TC Group IV, L.L.C.**

10.24

Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, CMC-Hertz Partners, L.P., ML Hertz Co-Investor, L.P., and Merrill Lynch Global Partners, Inc.**

10.25

Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, The Hertz Corporation, and Hertz International, Ltd.**

10.26	Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, and The Hertz Corporation**
10.27

Master Supply and Advertising Agreement, dated as of July 5, 2005, by and between Ford Motor Company, The Hertz Corporation and Hertz General Interest LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The Hertz Corporation filed with the Securities and Exchange Commission on July 11, 2005. Such Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and submitted pursuant to an application for confidential treatment.)

10.28

Employment letter agreement, dated as of July 10, 2006, between Hertz Global Holdings, Inc. and Mark P. Frissora (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of The Hertz Corporation filed with the Securities and Exchange Commission on August 14, 2006.)

10.29	Form of Director Indemnification Agreement (filed as the exhibit of the same number to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 23, 2006)
10.30

Termination letter agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc. (formerly known as CCMG Holdings, Inc.), The Hertz Corporation and Clayton, Dubilier & Rice, Inc., terminating the Consulting Agreement, dated as of December 21, 2005, among Hertz Global Holdings, Inc., the Hertz Corporation and Clayton, Dubilier & Rice, Inc.

10.31

Termination letter agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc. (formerly known as CCMG Holdings, Inc.), The Hertz Corporation and TC Group IV, L.L.C., terminating the Consulting Agreement, dated as of December 21, 2005, among Hertz Global Holdings, Inc., the Hertz Corporation and TC Group IV, L.L.C.

10.32

Termination letter agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc. (formerly known as CCMG Holdings, Inc.), The Hertz Corporation and Merrill Lynch Global Partners, Inc., terminating the Consulting Agreement, dated as of December 21, 2005, among Hertz Global Holdings, Inc., the Hertz Corporation and Merrill Lynch Global Partners, Inc.

10.33	Hertz Global Holdings, Inc. Director Stock Incentive Plan* (filed as the exhibit of the same number to Amendment No. 6 to the Registration Statement on Form S-1 filed on November 7, 2006)
12

Computation of Consolidated Ratio of Earnings to Fixed Charges for the year ended December 31, 2006, the periods ended December 31, 2005 and December 20, 2005 and each of the three years in the period ended December 31, 2004.

21.1	List of subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP

31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*                    Indicates management compensation plan.

**             Incorporated by reference to the exhibit of the same number to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006.

As of December 31, 2006, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the borough of Park Ridge, and state of New Jersey, on the 30th day of March, 2007.

HERTZ GLOBAL HOLDINGS, INC.
(Registrant)
By:	/s/ PAUL J. SIRACUSA
Name:	Paul J. Siracusa
Title:	Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2007:

Signature	Title
/s/ GEORGE W. TAMKE	Lead Director
George W. Tamke
/s/ MARK P. FRISSORA	Chief Executive Officer and Chairman of the Board of Directors
Mark P. Frissora
/s/ PAUL J. SIRACUSA	Executive Vice President and Chief Financial Officer
Paul J. Siracusa
/s/ RICHARD J. FOTI	Staff Vice President and Controller
Richard J. Foti
/s/ NATHAN K. SLEEPER	Director
Nathan K. Sleeper
/s/ DAVID H. WASSERMAN	Director
David H. Wasserman
/s/ BRIAN A. BERNASEK	Director
Brian A. Bernasek
/s/ GREGORY S. LEDFORD	Director
Gregory S. Ledford
/s/ GEORGE A. BITAR	Director
George A. Bitar
/s/ ROBERT F. END	Director
Robert F. End

/s/ BARRY H. BERACHA	Independent Director
Barry H. Beracha
/s/ CARL T. BERQUIST	Independent Director
Carl T. Berquist
/s/ MICHAEL J. DURHAM	Independent Director
Michael J. Durham
/s/ HENRY C. WOLF	Independent Director
Henry C. Wolf

EXHIBIT INDEX

Exhibit Number	Description
2.1

Stock Purchase Agreement, dated as of September 12, 2005, among CCMG Holdings, Inc., Ford Holdings LLC and Ford Motor Company (Incorporated by reference to Exhibit 2 to the Quarterly Report on Form 10-Q of Ford Motor Company, as filed on November 7, 2005.)

3.1	Amended and Restated Certificate of Incorporation of Hertz Global Holdings, Inc.
3.2	Amended and Restated By-Laws of Hertz Global Holdings, Inc.
4.1.1

Indenture, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**

4.1.2

Merger Supplemental Indenture, dated as of December 21, 2005, by and between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**

4.1.3

Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of December 21, 2005, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**

4.1.4

Third Supplemental Indenture, dated as of July 7, 2006, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)

4.2.1

Indenture, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016**

4.2.2

Merger Supplemental Indenture, dated as of December 21, 2005, by and between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016**

4.2.3

Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of December 21, 2005, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016**

4.2.4

Third Supplemental Indenture, dated as of July 7, 2006, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016 (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)

4.3.1

Exchange and Registration Rights Agreement, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, Deutsche Bank Securities Inc. and the other financial institutions named therein, relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014**

4.3.2

Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of The Hertz Corporation relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014**

4.3.3

Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of the Subsidiary Guarantors named therein, relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014**

4.4.1

Exchange and Registration Rights Agreement, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, Deutsche Bank Securities Inc. and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016**

4.4.2	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of The Hertz Corporation, relating to the 10.5% Senior Subordinated Notes due 2016**
4.4.3

Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of the Subsidiary Guarantors named therein, relating to the 10.5% Senior Subordinated Notes due 2016**

4.5.1

Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein**

4.5.2

Intercreditor Deed, dated as of December 21, 2005, by and between Hertz International, Ltd., as Parent, Hertz Europe Limited, as Coordinator, certain of its subsidiaries, BNP Paribas as A/C Facility Agent and NZ Facility Agent, BNP Paribas as Security Agent, Banco BNP Paribas Brasil S.A., as Brazilian Facility Agent, BNP Paribas, as Australian Security Trustee, the financial institutions named therein, and The Hertz Corporation**

4.5.3	Australian Purchaser Charge (Project H)—Unlimited, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.4	Australian Purchaser Charge (Project H)—South Australia, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.5	Australian Purchaser Charge (Project H)—Queensland, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.6	Australian Share Mortgage of Purchaser Shares (Project H), dated as of December 21, 2005, by and between Hertz Investment (Holdings) Pty Limited and HA Funding Pty Limited**
4.5.7	Australian Issuer Charge (Project H), dated as of December 21, 2005, by and between Hertz Note Issuer Pty Limited and HA Funding Pty Limited**
4.5.8	Australian Borrower Charge (Project H), dated as of December 20, 2005, by and between HA Funding Pty Limited and the BNP Paribas**
4.5.9	Australian Security Trust Deed (Project H), dated as of December 21, 2005, between HA Funding Pty Limited and BNP Paribas**

4.5.10	Business Pledge Agreement, dated as of December 21, 2005, by and between Hertz Belgium N.V., as Pledgor, and BNP Paribas S.A., as Pledgee (English language version)**
4.5.11	Receivables and Bank Account Pledge Agreement, dated as of December 21, 2005, by and between Hertz Belgium NV as Pledgor, and BNP Paribas, as Pledgee**
4.5.12	Share Pledge Agreement, dated as of December 21, 2005, by and between Hertz Holdings Netherlands B.V., as Pledgor, and BNP Paribas, as Pledgee**
4.5.13	Security Agreement, dated as of December 21, 2005, by and between Hertz Canada Limited, as Obligor, and BNP Paribas (Canada), as Security Agent**
4.5.14.1	Deed of Hypothec, dated as of December 21, 2005, by and between Hertz Canada Limited and BNP Paribas (Canada), and related Bond and Bond Pledge Agreement**
4.5.14.2	Bond Pledge Agreement, dated as of December 21, 2005, by and between Hertz Canada Limited, as Pledgor, and BNP Paribas (Canada), as Security Agent**
4.5.15	Security Agreement, dated as of December 21, 2005, by and between 1677932 Ontario Limited, as Obligor, and BNP Paribas (Canada), as Security Agent**
4.5.16	Security Agreement, dated as of December 21, 2005, by and between CMGC Canada Acquisition ULC, as Obligor, and BNP Paribas (Canada), as Security Agent**
4.5.17

Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Hertz France, as Pledgor, and BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**

4.5.18

Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Hertz France, as Pledgor, and BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**

4.5.19

Share Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Hertz France, as Pledgor, BNP Paribas, as Security Agent, Hertz Equipement France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**

4.5.20

Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Hertz Equipement France, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**

4.5.21

Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Hertz Equipement France, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**

4.5.22

Master Agreement For Assignment of Receivables (Contrat Cadre de Cession de Creances Professionnelles a Titre de Garantie), dated as of December 21, 2005, by and between Hertz Equipement France, as Assignor, BNP Paribas, as Security Agent, and the assignees described therein**

4.5.23

Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Equipole Finance Services, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**

4.5.24

Master Agreement for Assignment of Receivables (Contrat Cadre de Cession de Creances Professionnelles a Titre de Garantie), dated as of December 21, 2005, by and between Equipole Finance Services, as Assignor, BNP Paribas, as Security Agent, and the assignees described therein**

4.5.25

Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Equipole Finance Services, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**

4.5.26

Shares Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Equipole Finance Services, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**

4.5.27

Share Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Hertz France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**

4.5.28

Shares Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Hertz Equipement France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**

4.5.29

Account Pledge Agreement, dated as of December 21, 2005, among Hertz Autovermietung GmbH, The Royal Bank of Scotland plc, Calyon, BNP Paribas (Canada) and Indosuez Finance (U.K.) Limited as Pledgees and BNP Paribas S.A. as Security Agent**

4.5.30	Global Assignment Agreement, dated as of December 21, 2005, between Hertz Autoverrmietung GmbH as assignor and BNP Paribas S.A. as Security Agent and lender (English language version)**
4.5.31	Security Transfer of Moveable Assets, dated as of December 21, 2005, between Hertz Autovermietung GmbH as assignor and BNP Paribas S.A. as Security Agent and lender**
4.5.32

Share Pledge Agreement, dated as of December 21, 2005, among Equipole S.A. (France), The Royal Bank of Scotland plc, Calyon, BNP Paribas (Canada), Indosuez Finance (U.K.) Limited and BNP Paribas S.A., as Security Agent**

4.5.33	Security Assignment of Receivables, dated as of December 21, 2005, between Hertz Italiana S.p.A. as assignor and BNP Paribas S.A. as Security Agent**
4.5.34	Pledge Agreement over the Balance of Bank Account, dated as of December 21, 2005, between Hertz Italiana S.p.A. as pledgor and BNP Paribas S.A. as Pledgee and Security Agent**
4.5.35	Pledge Agreement over the Balance of Bank Account, dated as of December 21, 2005, between Hertz Italiana S.p.A., as Pledgor, and BNP Paribas S.A., as Pledgee and Security Agent**

4.5.36	Pledge Agreement over Hertz Italiana S.p.A. shares, dated as of December 21, 2005, between Hertz Holding South Europe S.r.l as Pledgor and BNP Paribas S.A. as Pledgee and Security Agent**
4.5.37	Deed of Non-Possessory Pledge of Movables, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees**
4.5.38	Deed of Disclosed Pledge of Receivables, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees**
4.5.39	Deed of Undisclosed Pledge of Receivables between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees**
4.5.40

Deed of Pledge of Registered Shares, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas, as Pledgees, and Hertz Automobielen Netherlands B.V.**

4.5.41	Deed of Pledge on Registered Shares, dated as of December 21, 2005, between Hertz Holdings Netherlands B.V., as Pledgor, BNS Automobile Funding B.V., as Pledgee, and Stuurgroep Holland B.V.**
4.5.42	Deed of Disclosed Pledge of Receivables between BNS Automobile Funding B.V., as Pledgor, and BNP Paribas as Security Agent, as Pledgee**
4.5.43

Pledges of Shares Contract, dated as of December 21, 2005, among Hertz de España, S.A, Hertz Alquiler de Maquinaria, S.L., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent relating to Hertz Alquiler de Maquinaria**

4.5.44	Contract on Pledges of Credit Rights, dated as of December 21, 2005, among Hertz de España, S.A., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent**
4.5.45	Pledge of Credit Rights of Insurance Policies Contract, dated as of December 21, 2005, among Hertz de España, S.A., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent**
4.5.46	Pledge of Credit Rights of Bank Accounts, dated as of December 21, 2005 among Hertz de España, S.A., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.47	Pledges over VAT Credit Rights Contract, dated as of December 21, 2005, among Hertz de España, S.A., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.48	Contract on Pledges of Credit Rights, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.49

Pledge of Credit Rights of Bank Accounts Contract, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**

4.5.50

Pledges of Credit Rights of Insurance Policies Contract, dates as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**

4.5.51	Pledges over VAT Credit Rights Contracts, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria S.L., as Pledgor, BNS Automobile Funding B.V., and BNP Paribas S.A., as Security Agent**
4.5.52

Pledges of Credit Rights Contract, dated as of December 21, 2005, among BNS Automobile Funding B.V., as Pledgor, Hertz de Espana S.A., Hertz Alquiler de Maquinaria, S.L., and BNP Paribas S.A., as Security Agent**

4.5.53

Pledges of Shares Contract, dated as of December 21, 2005, among Hertz International Ltd., Hertz Equipment Rental International, Limited, Hertz de España, S.A., and BNP Paribas S.A., as Security Agent**

4.5.54

Share Pledge Agreement, dated as of December 21, 2005, between Hertz AG and BNP Paribas S.A. as Security Agent relating to the pledge of the entire share capital of Züri-Leu Garage AG and Société Immobilière Fair Play**

4.5.55

Assignment Agreement, dated as of December 21, 2005, between Hertz AG and BNP Paribas S.A. as Security Agent relating to the assignment and transfer of trade receivables, insurance claims, inter-company receivables and bank accounts**

4.5.56	Share Pledge Agreement, dated as of December 21, 2005, between Hertz Holdings South Europe S.r.l and BNP Paribas S.A. as Security Agent relating to the pledge of the entire share capital of Hertz AG**
4.5.57	Deed of Charge, dated as of December 21, 2005, between Hertz (U.K.) Limited as Chargor and BNP Paribas as Security Agent**
4.5.58	Deed of Charge over Shares, in Hertz (U.K.) Limited, dated as of December 21, 2005, between Hertz Holdings II U.K. Limited as Chargor and BNP Paribas as Security Agent**
4.5.59	Deed of Charge over Shares in Hertz Holdings III UK Limited, dated as of December 21, 2005, between Hertz International, Ltd. and BNP Paribas as Security Agent**
4.5.60	Deed of Charge, dated as of December 21, 2005, between BNS Automobile Funding B.V. as Chargor and BNP Paribas as Security Agent**
4.6.1

Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers**

4.6.2

Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between CCMG Corporation, The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**

4.6.3

Copyright Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**

4.6.4

Trademark Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**

4.6.5	Deed of Trust, Security Agreement, and Assignment of Leases and Rents and Fixture Filing, dated as of December 21, 2005, among the Hertz Corporation and Deutsche Bank AG, New York Branch**
4.6.6	Term Loan Mortgage Schedule listing the material differences in mortgages from Exhibit 4.6.5 for each of the mortgaged properties**
4.6.7

Amendment, dated as of June 30, 2006, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)

4.6.8

Second Amendment, dated as of February 9, 2007, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers

4.7.1

Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers**

4.7.2

U.S. Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between CCMG Corporation, The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**

4.7.3

Canadian Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between Matthews Equipment Limited, Western Shut-Down (1995) Limited, certain of its subsidiaries, and Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent**

4.7.4

Copyright Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**

4.7.5

Trademark Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**

4.7.6	Trademark Security Agreement, dated as of December 21, 2005, by and between Matthews Equipment Limited and Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent**
4.7.7	Deed of Trust, Security Agreement, and Assignment of Leases and Rents and Fixture Filing, dated as of December 21, 2005, among the Hertz Corporation and Deutsche Bank AG, New York Branch**
4.7.8	Term Loan Mortgage Schedule listing the material differences in mortgages from Exhibit 4.7.7 for each of the mortgaged properties**

4.7.9

Amendment, dated as of June 30, 2006, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)

4.7.10

Second Amendment, dated as of February 15, 2007, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers

4.8

Intercreditor Agreement, dated as of December 21, 2005, by and between Deutsche Bank AG, New York Branch, as ABL Agent, Deutsche Bank AG, New York Branch, as Term Agent, as acknowledged by CCMG Corporation, The Hertz Corporation and certain of its subsidiaries**

4.9.1	Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee
4.9.2

Amended and Restated Series 2005-1 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary

4.9.3

Amended and Restated Series 2005-2 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary

4.9.4

Amended and Restated Series 2005-3 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary

4.9.5

Amended and Restated Series 2005-4 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary

4.9.6

Second Amended and Restated Series 2004-1 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary

4.9.7

Second Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of August 1, 2006, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor

4.9.8

Amended and Restated Participation, Purchase and Sale Agreement, dated as of December 21, 2005, by and between Hertz General Interest LLC, Hertz Vehicle Financing LLC and The Hertz Corporation, as Lessee and Servicer**

4.9.9	Purchase and Sale Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC and Hertz Funding Corp.**
4.9.10	Contribution Agreement, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC and The Hertz Corporation**
4.9.11

Second Amended and Restated Collateral Agency Agreement, dated as of January 26, 2007, among Hertz Vehicle Financing LLC, as a Grantor, Hertz General Interest LLC, as a Grantor, The Hertz Corporation, as Servicer, BNY Midwest Trust Company, as Collateral Agent, BNY Midwest Trust Company, as Trustee and a Secured Party, and The Hertz Corporation, as a Secured Party

4.9.12	Amended and Restated Administration Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, and BNY Midwest Trust Company, as Trustee**
4.9.13

Amended and Restated Master Exchange Agreement, dated as of January 26, 2007, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Property Holdings LLC

4.9.14

Amended and Restated Escrow Agreement, dated as of January 26, 2007, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Chase Bank, N.A.

4.9.15

Amended and Restated Class A-1 Note Purchase Agreement (Series 2005-3 Variable Funding Rental Car Asset Backed Notes, Class Aa-1), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent**

4.9.16

Amended and Restated Class A-2 Note Purchase Agreement (Series 2005-3 Variable Funding Rental Car Asset backed Notes, Class A-2), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent**

4.9.17

Amended and Restated Class A Note Purchase Agreement (Series 2005-4 Variable Funding Rental Car Asset Backed Notes, Class A), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent**

4.9.18	Letter of Credit Facility Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, and Ford Motor Company**
4.9.19	Insurance Agreement, dated as of December 21, 2005, by and between MBIA Insurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee**
4.9.20	Insurance Agreement, dated as of December 21, 2005, by and between Ambac Assurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee**
4.9.21	Note Guaranty Insurance Policy, dated as of December 21, 2005, of MBIA Insurance Corporation, relating to Series 2005-1 Rental Car Asset Backed Notes**
4.9.22	Note Guaranty Insurance Policy, dated as of December 21, 2005, of MBIA Insurance Corporation, relating to Series 2005-4 Rental Car Asset Backed Notes**
4.9.23	Note Guaranty Insurance Policy, dated as of December 21, 2005, of Ambac Assurance Corporation, relating to Series 2005-2 Rental Car Asset Backed Notes**
4.9.24	Note Guaranty Insurance Policy, dated as of December 21, 2005, of Ambac Assurance Corporation, relating to Series 2005-3 Rental Car Asset Backed Notes**
4.9.25

Supplement to Second Amended and Restated Collateral Agency Agreement, dated as of January 26, 2007, among The Hertz Corporation, as Grantor, Gelco Corporation d/b/a GE Fleet Services, as Secured Party and BNY Midwest Trust Company as Collateral Agent

4.10

Amended and Restated Stockholders Agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc., Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., CD&R Parallel Fund VII, L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l SICAR, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P.

4.11

Registration Rights Agreement, dated as of December 21, 2005, among CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P. (filed as the exhibit of the same number to Amendment No. 3 to the Registration Statement on Form S-1 filed on October 23, 2006)

4.12

Amendment No. 1, dated as of November 20, 2006, to the Registration Rights Agreement, dated as of December 21, 2005, among CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., CD&R Parallel Fund VII, L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l SICAR, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P.

4.13

Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder (filed as the exhibit of the same number to Amendment No. 4 to the Registration Statement on Form S-1 filed on October 27, 2006)

4.13.1

First Amendment, dated as of October 6, 2006, to the Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder (filed as the exhibit of the same number to Amendment No. 4 to the Registration Statement on Form S-1 filed on October 27, 2006)

4.13.2

Second Amendment, dated as of October 31, 2006, to the Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder

4.14

Form of Stock Certificate (filed as the exhibit of the same number to Amendment No. 6, filed on November 7, 2006, to the registrant’s Registration Statement on Form S-1(File No. 333-135782) (such registration statement, the “Registration Statement”))

10.1	Hertz Global Holdings, Inc. Stock Incentive Plan* **
10.1.1

First Amendment to the Hertz Global Holdings, Inc. Stock Incentive Plan (filed as the exhibit of the same number to Amendment No. 4 to the Registration Statement on Form S-1 filed on October 27, 2006)*

10.2	Form of Stock Subscription Agreement under Stock Incentive Plan* **
10.3	Form of Stock Option Agreement under Stock Incentive Plan* **
10.4	Employment Agreement between The Hertz Corporation and Craig R. Koch (Incorporated by reference to Exhibit 10.4(3) to the Registration Statement No. 333-125764 of The Hertz Corporation)*
10.5

Form of Change in Control Agreement (and certain terms related thereto) among The Hertz Corporation, Ford Motor Company and each of Messrs. Koch, Nothwang, Siracusa, Taride and Plescia (Incorporated by reference to Exhibit 10.5 to the Registration Statement No. 333- 125764 of The Hertz Corporation)*

10.6

Non-Compete Agreement, dated April 10, 2000, between Hertz Europe Limited and Michel Taride (Incorporated by reference to Exhibit 10.6 to the Registration Statement No. 333-125764 of The Hertz Corporation)*

10.7	The Hertz Corporation Compensation Supplemental Retirement and Savings Plan (Incorporated by reference to Exhibit 10.7 to the Registration Statement No. 333-125764 of The Hertz Corporation)*
10.8	The Hertz Corporation Executive Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Registration Statement No. 333-125764 of The Hertz Corporation)*
10.9	The Hertz Corporation Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to the Registration Statement No. 333-125764 of The Hertz Corporation)*
10.10	The Hertz Corporation Benefit Equalization Plan (Incorporated by reference to Exhibit 10.10 to the Registration Statement No. 333-125764 of The Hertz Corporation)*
10.11	The Hertz Corporation Key Officer Postretirement Assigned Car Benefit Plan (Incorporated by reference to Exhibit 10.11 to the Registration Statement No. 333-125764 of The Hertz Corporation)*
10.12	The Hertz Corporation Retirement Plan (Incorporated by reference to Exhibit 10.12 to the Registration Statement No. 333-125764 of the Hertz Corporation)*
10.13	The Hertz Corporation (UK) 1972 Pension Plan (Incorporated by reference to Exhibit 10.13 to the Registration Statement No. 333-125764 of The Hertz Corporation)*
10.14	The Hertz Corporation (UK) Supplementary Unapproved Pension Scheme (Incorporated by reference to Exhibit 10.14 to the Registration Statement No. 333-125764 of The Hertz Corporation)*
10.15

RCA Executive Deferred Compensation Plan and Employee Participation Agreement, dated May 29, 1985, between Craig R. Koch and The Hertz Corporation (Incorporated by reference to Exhibit 10.15 to the Registration Statement No. 333-125764 of The Hertz Corporation)*

10.16	The Hertz Corporation 2005 Executive Incentive Compensation Plan* **
10.17	Letter Agreement, dated October 19, 2005, as amended and restated as of November 15, 2005, between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.) and Craig R. Koch* **
10.18

Amended and Restated Indemnification Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicles LLC, Hertz Funding Corp., Hertz General Interest LLC, and Hertz Vehicle Financing LLC**

10.19	Consulting Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, and Clayton, Dubilier & Rice, Inc.**
10.20	Consulting Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, and TC Group IV, L.L.C.**
10.21	Consulting Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, and Merrill Lynch Global Partners, Inc.**

10.22

Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., and Clayton, Dubilier & Rice, Inc.**

10.23

Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l., and TC Group IV, L.L.C.**

10.24

Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, CMC-Hertz Partners, L.P., ML Hertz Co-Investor, L.P., and Merrill Lynch Global Partners, Inc.**

10.25

Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, The Hertz Corporation, and Hertz International, Ltd.**

10.26	Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, and The Hertz Corporation**
10.27

Master Supply and Advertising Agreement, dated as of July 5, 2005, by and between Ford Motor Company, The Hertz Corporation and Hertz General Interest LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The Hertz Corporation filed with the Securities and Exchange Commission on July 11, 2005. Such Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and submitted pursuant to an application for confidential treatment.)

10.28

Employment letter agreement, dated as of July 10, 2006, between Hertz Global Holdings, Inc. and Mark P. Frissora (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of The Hertz Corporation filed with the Securities and Exchange Commission on August 14, 2006.)

10.29	Form of Director Indemnification Agreement (filed as the exhibit of the same number to Amendment No. 3 to our Registration Statement on Form S-1, filed on October 23, 2006)
10.30

Termination letter agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc. (formerly known as CCMG Holdings, Inc.), The Hertz Corporation and Clayton, Dubilier & Rice, Inc., terminating the Consulting Agreement, dated as of December 21, 2005, among Hertz Global Holdings, Inc., the Hertz Corporation and Clayton, Dubilier & Rice, Inc.

10.31

Termination letter agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc. (formerly known as CCMG Holdings, Inc.), The Hertz Corporation and TC Group IV, L.L.C., terminating the Consulting Agreement, dated as of December 21, 2005, among Hertz Global Holdings, Inc., the Hertz Corporation and TC Group IV, L.L.C.

10.32

Termination letter agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc. (formerly known as CCMG Holdings, Inc.), The Hertz Corporation and Merrill Lynch Global Partners, Inc., terminating the Consulting Agreement, dated as of December 21, 2005, among Hertz Global Holdings, Inc., the Hertz Corporation and Merrill Lynch Global Partners, Inc.

10.33	Hertz Global Holdings, Inc. Director Stock Incentive Plan* (filed as the exhibit of the same number to Amendment No. 6 to the Registration Statement on Form S-1 filed on November 7, 2006)
12

Computation of Consolidated Ratio of Earnings to Fixed Charges for the year ended December 31, 2006, the periods ended December 31, 2005 and December 20, 2005 and each of the three years in the period ended December 31, 2004.

21.1	List of subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*                    Indicates management compensation plan.

**             Incorporated by reference to the exhibit of the same number to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006.

As of December 31, 2006, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.