Form 10-Q
period 2007-09-30
HERTZ GLOBAL HOLDINGS INC
filed 2007-11-14
CIK 1364479

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33139

HERTZ GLOBAL HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3530539 (I.R.S. Employer Identification Number)
225 Brae Boulevard Park Ridge, New Jersey 07656-0713 (201) 307-2000 (Address, including Zip Code, and telephone number, including area code, of Registrant's principal executive offices)
Not Applicable (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

There were 321,735,232 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding as of November 9, 2007.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
INDEX

		Page
PART I.	FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)
	Report of Independent Registered Public Accounting Firm	1
	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	2
	Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	4–5
	Notes to Condensed Consolidated Financial Statements	6–33
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34–69
ITEM 3.	Quantitative And Qualitative Disclosures About Market Risk	70
ITEM 4.	Controls and Procedures	70
PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings	71
ITEM 1A.	Risk Factors	72–92
ITEM 6.	Exhibits	93–95
SIGNATURE		96
EXHIBIT INDEX		97–99

PART I—FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
    of Hertz Global Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Hertz Global Holdings, Inc. and its subsidiaries as of September 30, 2007 and the related consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2007 and September 30, 2006 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and September 30, 2006. These interim financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of operations, of stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated March 30, 2007 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 13, 2007

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
Unaudited

	September 30, 2007	December 31, 2006
ASSETS
Cash and equivalents	$397,263	$674,549
Restricted cash	430,156	552,516
Receivables, less allowance for doubtful accounts of $8,630 and $1,989	1,834,067	1,656,542
Inventories, at lower of cost or market	124,104	112,119
Prepaid expenses and other assets	356,526	369,922
Revenue earning equipment, at cost:
Cars	9,783,974	8,188,794
Less accumulated depreciation	(914,857)	(822,387)
Other equipment	3,119,489	2,686,947
Less accumulated depreciation	(399,512)	(247,846)

Total revenue earning equipment	11,589,094	9,805,508

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,031,949	969,195
Service equipment	677,154	597,882

	1,709,103	1,567,077
Less accumulated depreciation	(344,698)	(199,020)

Total property and equipment	1,364,405	1,368,057

Other intangible assets, net	3,137,668	3,173,495
Goodwill	991,918	964,693

Total assets	$20,225,201	$18,677,401

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,009,077	$654,327
Accrued liabilities	935,749	976,949
Accrued taxes	203,318	92,469
Debt	13,034,961	12,276,184
Public liability and property damage	352,104	327,024
Deferred taxes on income	1,840,387	1,801,073

Total liabilities	17,375,596	16,128,026

Commitments and contingencies
Minority interest	23,443	14,813
Stockholders' equity:
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 321,570,472 and 320,618,692 shares issued	3,216	3,206
Preferred Stock, $0.01 par value, 200,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	2,458,846	2,427,293
Retained earnings	189,707	9,535
Accumulated other comprehensive income	174,393	94,528

Total stockholders' equity	2,826,162	2,534,562

Total liabilities and stockholders' equity	$20,225,201	$18,677,401

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars, except share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Car rental	$1,944,499	$1,753,269	$5,161,230	$4,745,581
Equipment rental	464,716	452,850	1,287,350	1,236,192
Other	40,397	34,475	98,228	86,048

Total revenues	2,449,612	2,240,594	6,546,808	6,067,821

Expenses:
Direct operating	1,216,114	1,176,783	3,495,152	3,384,152
Depreciation of revenue earning equipment	535,039	467,913	1,498,893	1,311,387
Selling, general and administrative	203,183	182,213	586,000	541,701
Interest, net of interest income of $6,707, $10,666, $26,974 and $27,166	240,150	249,714	661,251	672,637

Total expenses	2,194,486	2,076,623	6,241,296	5,909,877

Income before income taxes and minority interest	255,126	163,971	305,512	157,944
Provision for taxes on income	(86,870)	(51,458)	(107,291)	(69,552)
Minority interest	(5,549)	(4,975)	(14,405)	(12,272)

Net income	$162,707	$107,538	$183,816	$76,120

Weighted average shares outstanding (in thousands)
Basic	321,487	231,857	321,004	230,665
Diluted	327,507	231,857	325,256	230,665
Earnings per share
Basic	$0.51	$0.46	$0.57	$0.33
Diluted	$0.50	$0.46	$0.57	$0.33

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)
Unaudited

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$183,816	$76,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of revenue earning equipment	1,498,893	1,311,387
Depreciation of property and equipment	134,389	147,945
Amortization of other intangible assets	46,560	46,260
Amortization of deferred financing costs	36,787	52,373
Amortization of debt discount	16,507	25,670
Debt modification costs	16,177	—
Stock-based employee compensation	24,269	20,873
Unrealized loss on mark-to-market of Euro-denominated debt	—	19,233
Unrealized (gain) loss on derivatives	(3,006)	2,962
Loss (gain) on ineffectiveness of interest rate swaps	17,712	(1,034)
Provision for losses on doubtful accounts	10,375	13,730
Minority interest	14,405	12,272
Deferred taxes on income	58,106	60,984
Gain on sale of property	(9,789)	—
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(102,391)	341,558
Inventories, prepaid expenses and other assets	(44,569)	(36,717)
Accounts payable	284,063	55,928
Accrued liabilities	(46,066)	54,229
Accrued taxes	69,550	7,893
Public liability and property damage	7,275	(8,850)

Net cash provided by operating activities	$2,213,063	$2,202,816

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands of Dollars)
Unaudited

	Nine Months Ended September 30,
	2007	2006
Cash flows from investing activities:
Net change in restricted cash	$124,087	$(349,452)
Revenue earning equipment expenditures	(9,569,217)	(9,354,832)
Proceeds from disposal of revenue earning equipment	6,574,011	6,998,485
Property and equipment expenditures	(144,128)	(181,141)
Proceeds from disposal of property and equipment	48,549	47,770
Licensee acquisitions	(10,571)	—
Other investing activities	(190)	(1,926)

Net cash used in investing activities	(2,977,459)	(2,841,096)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,873	1,301,489
Repayment of long-term debt	(957,557)	(108,840)
Short-term borrowings:
Proceeds	695,000	691,972
Repayments	(225,000)	(777,990)
Ninety day term or less, net	976,611	109,932
Proceeds from the sale of common stock	—	24,227
Payment of financing costs	(24,265)	(47,145)
Distributions to minority interest	(5,775)	(5,249)
Exercise of stock options	4,287	—
Proceeds from stockholder short-swing profits	4,745	—
Dividends paid	—	(999,248)

Net cash provided by financing activities	473,919	189,148

Effect of foreign exchange rate changes on cash and equivalents	13,191	45,972

Net decrease in cash and equivalents during the period	(277,286)	(403,160)
Cash and equivalents at beginning of period	674,549	843,908

Cash and equivalents at end of period	$397,263	$440,748

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$662,167	$528,253
Income taxes	18,364	16,499

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1—Basis of Presentation

Hertz Global Holdings, Inc., or "Hertz Holdings," is our top-level holding company. The Hertz Corporation, or "Hertz," is our primary operating company and a direct wholly owned subsidiary of Hertz Investors, Inc., which is wholly owned by Hertz Holdings. "We," "us" and "our" mean Hertz Holdings and its consolidated subsidiaries, including Hertz.

We are a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Hertz Holdings was incorporated in Delaware in 2005 and had no operations prior to the Acquisition (as defined below). Hertz was incorporated in Delaware in 1967. Ford Motor Company, or "Ford," acquired an ownership interest in Hertz in 1987. Prior to this, Hertz was a subsidiary of UAL Corporation (formerly Allegis Corporation), which acquired Hertz's outstanding capital stock from RCA Corporation in 1985.

On December 21, 2005, or the "Closing Date," investment funds associated with or designated by Clayton, Dubilier & Rice, Inc., or "CD&R," The Carlyle Group, or "Carlyle," and Merrill Lynch Global Private Equity, or "MLGPE," or collectively the "Sponsors," through CCMG Acquisition Corporation, a wholly owned subsidiary of Hertz Holdings (previously known as CCMG Holdings, Inc.) acquired all of Hertz's common stock from Ford Holdings LLC for aggregate consideration of $4,379 million in cash, debt refinanced or assumed of $10,116 million and transaction fees and expenses of $447 million.

We refer to the acquisition of all of Hertz's common stock through a wholly owned subsidiary of Hertz Holdings as the "Acquisition." We refer to the Acquisition, together with related transactions entered into to finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, as the "Transactions."

In November 2006, we completed our initial public offering of 88,235,000 shares of our common stock at a per share price of $15.00, with proceeds to us before underwriting discounts and offering expenses of approximately $1.3 billion. The proceeds were used to repay borrowings that were outstanding under a $1.0 billion loan facility entered into by Hertz Holdings, or the "Hertz Holdings Loan Facility," and to pay related transaction fees and expenses. The proceeds were also used to pay special cash dividends of $1.12 per share on November 21, 2006 to stockholders of record of Hertz Holdings immediately prior to the initial public offering.

In June 2007, the Sponsors completed a secondary public offering of 51,750,000 shares of their Hertz Holdings common stock at a per share price of $22.25. We did not receive any of the proceeds from the sale of these shares. We paid all of the expenses of the offering, excluding underwriting discounts and commissions of the selling stockholders, pursuant to a registration rights agreement we entered into at the time of the Acquisition. These expenses aggregated to approximately $2.0 million. Immediately following the secondary public offering, the Sponsors' ownership percentage in us decreased to approximately 55%.

The significant accounting policies summarized in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the United States Securities and Exchange Commission on March 30, 2007, or the "Form 10-K," have been followed in preparing the accompanying condensed consolidated financial statements, with the exception of a change made to our goodwill and indefinite-lived intangible assets impairment review date, see Note 4—Goodwill and Other Intangible Assets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

In our opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

The December 31, 2006 condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, or "GAAP."

Certain prior period amounts have been reclassified to conform with current reporting.

Note 2—Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or "FASB," issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," or "SFAS No. 157." This pronouncement defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for us beginning in January 2008. We are currently reviewing SFAS No. 157 to determine its impact, if any, on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for us beginning in January 2008. We are currently reviewing SFAS No. 159 to determine its impact, if any, on our financial position or results of operations.

Note 3—Cash and Equivalents and Restricted Cash

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash includes cash and equivalents that are not readily available for our normal disbursements. Restricted cash and equivalents are restricted for the acquisition of vehicles and equipment under our like-kind exchange programs, the repayment of outstanding indebtedness under our fleet debt programs and to satisfy certain of our self-insurance regulatory reserve requirements. As of September 30, 2007 and December 31, 2006, the portion of total restricted cash that was associated with our fleet debt was $390.0 million and $487.0 million, respectively.

Note 4—Goodwill and Other Intangible Assets

We account for goodwill and intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite-lived intangible assets must be tested for impairment at least annually. We conducted the required annual goodwill and indefinite-lived intangible asset impairment review in the second quarter of 2007 and determined that there was no impairment. Subsequent to performing our annual impairment review with respect to our goodwill and indefinite-lived intangible assets in the second quarter of 2007, we changed the date of these tests to be performed during the fourth quarter of 2007 based on financial information available through October 1, 2007. We believe this change in accounting principle is preferable because the new date more closely aligns with our annual budgeting process and allows for a better estimation of the future cash flows used in the discounted cash flow model we use to test for impairment. The change in accounting principle has no effect on our consolidated financial statements presented herein.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

The following summarizes the changes in our goodwill, by segment, for the periods presented (in thousands of dollars):

	Car Rental	Equipment Rental	Total
Balance as of December 31, 2006	$336,579	$628,114	$964,693
Changes(1)	14,466	12,759	27,225

Balance as of September 30, 2007	$351,045	$640,873	$991,918

(1)
Consists of changes primarily resulting from the adoption of FIN 48 (see Note 5—Taxes on Income) and the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

Other intangible assets, net, consisted of the following major classes (in thousands of dollars):

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$617,086	$(109,103)	$507,983	$611,783	$(63,046)	$548,737
Other	5,794	(1,015)	4,779	1,270	(512)	758

Total	622,880	(110,118)	512,762	613,053	(63,558)	549,495

Indefinite-lived intangible assets:
Trade name	2,624,000	—	2,624,000	2,624,000	—	2,624,000
Other	906	—	906	—	—	—

Total	2,624,906	—	2,624,906	2,624,000	—	2,624,000

Total other intangible assets, net	$3,247,786	$(110,118)	$3,137,668	$3,237,053	$(63,558)	$3,173,495

Amortization of other intangible assets for the three months ended September 30, 2007 and 2006 was $15.8 million and $15.5 million, respectively, and for the nine months ended September 30, 2007 and 2006 was $46.6 million and $46.3 million, respectively. Based on our amortizable intangible assets as of September 30, 2007, we expect amortization expense to range from $62.0 million to $63.5 million for each of the next five fiscal years.

During the nine months ended September 30, 2007, we added 33 locations by acquiring former franchisees in our domestic and international car rental operations. Total cash paid for intangible assets during the nine months ended September 30, 2007 was $10.3 million. We recognized $9.8 million in amortizable intangible assets and $0.5 million in indefinite-lived intangible assets during the nine months ended September 30, 2007. Each of these transactions has been accounted for using the purchase method of accounting, and operating results of the acquirees from the dates of acquisition are included in our consolidated statements of operations. These acquisitions are not material individually or collectively to amounts presented for the nine months ended September 30, 2007.

Note 5—Taxes on Income

The effective tax rate for the three and nine months ended September 30, 2007 is 34.0% and 35.1%, respectively. The provision for taxes on income of $86.9 million in the three months ended September 30, 2007 increased by 68.8% from $51.4 million in the three months ended September 30, 2006, primarily due to the increase in income before taxes and minority interest and the overall mix of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

earnings, partly offset by the net change in valuation allowances of $8.1 million in the third quarter of 2007 relating to the realization of deferred tax assets in certain European countries. The provision for taxes on income of $107.3 million in the nine months ended September 30, 2007 increased by 54.3% from $69.5 million in the nine months ended September 30, 2006, primarily due the increase in income before taxes and minority interest, partly offset by a lower estimated 2007 full year effective tax rate based upon the overall mix of earnings and the net change in valuation allowances of $8.1 million in the third quarter of 2007 relating to the realization of deferred tax assets in certain European countries.

We adopted the provisions of FASB Interpretation No. 48, or "FIN 48," "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109," on January 1, 2007. Upon adoption, we recorded an $18.9 million increase to our liabilities for unrecognized tax benefits. The increase in liabilities was recorded as a decrease of $3.6 million and an increase of $15.3 million to the January 1, 2007 retained earnings and goodwill balances, respectively. As of the adoption date, we had gross tax effected unrecognized tax benefits of $20.3 million, of which $5.1 million, if recognized, would favorably impact the effective tax rate in future periods.

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

Interest and penalties related to the liabilities for unrecognized tax benefits are classified as a component of "Provision for taxes on income" in our consolidated statement of operations. Accrued interest (net of benefit) and penalties recorded at January 1, 2007 in our condensed consolidated balance sheet was $12.5 million.

The results of operations for the three-month period ended September 30, 2007 included $5.7 million of out-of-period adjustments to the tax provision. These adjustments related primarily to the three-month periods ended September 30, 2006 and December 31, 2006 in the amounts of $3.2 million and $1.4 million, respectively. If recorded in 2006, these adjustments would have had a negative impact on the results of operations for each of the three-month periods ended September 30, 2006 and December 31, 2006 of $0.01 per share on a fully diluted basis. These adjustments had a negative impact on our results of operations for the three months ended September 30, 2007 of $0.02 per share on a fully diluted basis.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 6—Depreciation of Revenue Earning Equipment

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Three Months Ended September 30,
	2007	2006
Depreciation of revenue earning equipment	$509,971	$465,312
Adjustment of depreciation upon disposal of equipment	3,810	(5,705)
Rents paid for vehicles leased	21,258	8,306

Total	$535,039	$467,913

	Nine Months Ended September 30,
	2007	2006
Depreciation of revenue earning equipment	$1,437,306	$1,323,163
Adjustment of depreciation upon disposal of equipment	8,906	(32,050)
Rents paid for vehicles leased	52,681	20,274

Total	$1,498,893	$1,311,387

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended September 30, 2007 and 2006 included a net loss of $4.9 million and a net gain of $2.3 million, respectively, on the disposal of vehicles in our car rental operations and net gains of $1.1 million and $3.4 million, respectively, on the disposal of industrial and construction equipment in our equipment rental operations. The adjustment of depreciation upon disposal of revenue earning equipment for the nine months ended September 30, 2007 and 2006 included a net loss of $16.9 million and a net gain of $16.7 million, respectively, on the disposal of vehicles in our car rental operations and net gains of $8.0 million and $15.4 million, respectively, on the disposal of industrial and construction equipment in our equipment rental operations.

Depreciation rates are reviewed on an ongoing basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. Effective January 1, 2007, April 1, 2007 and July 1, 2007, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net increases of $1.8 million and $12.2 million in depreciation expense for the three and nine months ended September 30, 2007, respectively. Effective January 1, 2007, April 1, 2007, and July 1, 2007, depreciation rates in certain of our equipment rental operations were decreased and resulted in net decreases of $3.9 million and $9.1 million in depreciation expense for the three and nine months ended September 30, 2007, respectively.

For the three months ended September 30, 2007 and 2006, our car rental operations sold approximately 55,700 cars and 29,800 cars, respectively. For the nine months ended September 30, 2007 and 2006, our car rental operations sold approximately 154,700 cars and 96,100 cars, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 7—Debt

Our "Senior Term Facility" is a secured term loan facility entered into by Hertz in connection with the Acquisition consisting of (a) a maximum borrowing capacity of $2,000 million (which was decreased in February 2007 to $1,400 million), which included a delayed draw facility of $293 million (which was utilized during 2006) and (b) a prefunded synthetic letter of credit facility in an aggregate principal amount of $250 million.

Our "Senior ABL Facility" is a senior asset-based revolving loan facility entered into by Hertz and certain of its U.S. and of its Canadian subsidiaries in connection with the Acquisition with a maximum borrowing capacity of $1,600 million (which was increased in February 2007 to $1,800 million). Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. We refer to the Senior Term Facility and the Senior ABL Facility together as the "Senior Credit Facilities."

Our "Senior Dollar Notes" are the $1,800 million aggregate principal amount of 8.875% Senior Notes due 2014 issued by Hertz in connection with the Acquisition. Our "Senior Euro Notes" are the €225 million aggregate principal amount of 7.875% Senior Notes due 2014 issued by Hertz in connection with the Acquisition. We refer to the Senior Dollar Notes and the Senior Euro Notes together as the "Senior Notes." Our "Senior Subordinated Notes" refer to the $600 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2016 issued by Hertz in connection with the Acquisition.

Our "Promissory Notes" consist of the outstanding untendered senior notes issued under three separate indentures existing prior to the Acquisition. These senior notes have maturities ranging from 2007 to 2028.

Our "U.S. Fleet Debt" consists of approximately $4,300 million of asset-backed securities issued on the Closing Date by Hertz Vehicle Financing LLC, or "HVF," a special purpose entity wholly owned by us, backed by our U.S. car rental fleet, all of which we issued under our existing asset-backed notes program, or the "ABS Program." An additional $600 million of previously issued asset-backed medium term notes, or "Pre-Acquisition ABS Notes," having maturities from 2007 to 2009 remained outstanding under the ABS Program following the closing of the Transactions ($265 million of which have subsequently matured). We have also issued approximately $1,500 million of variable funding notes on the Closing Date in two series under these facilities, none of which were funded on the Closing Date.

Our "International Fleet Debt" consists of the aggregate borrowings of our foreign subsidiaries under asset-based revolving loan facilities entered into by Hertz International Ltd, or "HIL," a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside the United States), together with certain bankruptcy-remote special purpose entities, subject to borrowing bases comprised of rental vehicles, rental equipment, and related assets of certain of our foreign subsidiaries (substantially all of which are organized outside of the United States) or one or more special purpose entities, as the case may be, and rental equipment and related assets of certain of our subsidiaries organized outside North America or one or more special purpose entities, as the case may be. The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in capital lease financings relating to revenue earning equipment outside the International Fleet Debt facilities. During 2007, additional borrowers have acceded to the senior bridge facility agreement under the International Fleet Debt facilities in connection with the expected take-out of the interim facilities entered into at the time of the Acquisition.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Our "Fleet Financing Facility" is a credit agreement entered into by Hertz and its subsidiary, Puerto Ricancars, Inc., or "PR Cars," in September 2006, which provides for a commitment of up to $275 million to finance the acquisition of Hertz's and/or PR Cars fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands.

Our "Brazilian Credit Facility" refers to the agreement dated April 4, 2007 amending and restating our Brazilian subsidiary's credit facility (which was originally included under the International Fleet Debt facilities) to, among other things, increase the facility to R$130 million (or $70.6 million, calculated using exchange rates in effect on September 30, 2007) consisting of a R$70 million (or $38.0 million) term loan facility and a R$60 million (or $32.6 million) revolving credit facility. This facility will mature on December 21, 2010.

Our "Canadian Fleet Financing Facility" refers to a Note Purchase Agreement entered into by our Canadian subsidiary, Hertz Canada Limited, and certain of its subsidiaries, on May 30, 2007, with CARE Trust, a special purpose commercial paper conduit administered by Bank of Montreal, and certain related agreements and transactions, in order to establish an asset-backed borrowing facility to provide financing for our Canadian rental car fleet. The new facility refinanced the Canadian portion of the International Fleet Debt facilities. The maximum amount which may be borrowed under the new facility is CAN$400 million (or $401.6 million). The Canadian Fleet Facility matures in May 2012.

Our "Belgian Revolving Credit Facility" consists of a revolving credit facility entered into by our Belgian subsidiary, Hertz Belgium BVBA on June 21, 2007, of up to €23.4 million (or $33.2 million) maturing in December 2010. This facility refinanced the Belgian portion of our International Fleet Debt facilities.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Our debt consists of the following (in thousands of dollars):

	September 30, 2007	December 31, 2006
Corporate Debt
Senior Term Facility, average interest rate: 2007, 7.6%; 2006, 7.4% (effective average interest rate: 2007, 7.7%; 2006, 7.5%); net of unamortized discount: 2007, $24,528; 2006, $38,378	$1,368,481	$1,947,907
Senior ABL Facility, average interest rate: 2007, 6.5%; 2006, N/A (effective average interest rate: 2007, 6.9%; 2006, N/A); net of unamortized discount: 2007, $20,117; 2006, $22,188	404,433	(22,188)
Senior Notes, average interest rate: 2007, 8.7%; 2006, 8.7%	2,119,376	2,097,030
Senior Subordinated Notes, average interest rate: 2007, 10.5%; 2006, 10.5%	600,000	600,000
Promissory Notes, average interest rate: 2007, 7.1%; 2006, 7.2% (effective average interest rate: 2007, 7.2%; 2006, 7.3%); net of unamortized discount: 2007, $5,409; 2006, $5,545	509,135	633,463
Notes payable, average interest rate: 2007, 5.4%; 2006, 4.1%	1,793	6,175
Foreign subsidiaries' debt denominated in foreign currencies:
Short-term bank borrowings, average interest rate: 2007, 13.1%; 2006, 13.4%	1,064	2,340
Other borrowings, average interest rate: 2007, 6.8%; 2006, 5.1%	4,746	12,546

Total Corporate Debt	5,009,028	5,277,273

Fleet Debt
U.S. Fleet Debt and Pre-Acquisition ABS Notes, average interest rate: 2007, 4.6%; 2006, 4.4% (effective average interest rate: 2007, 4.6%; 2006, 4.5%); net of unamortized discount: 2007, $5,401; 2006, $10,631	5,099,598	4,845,202
International Fleet Debt denominated in foreign currencies, average interest rate: 2007, 6.0%; 2006, 5.4% (effective average interest rate: 2007, 6.0%; 2006, 5.4%); net of unamortized discount: 2007, $357; 2006, $4,443	2,398,814	1,987,787
Fleet Financing Facility, average interest rate: 2007, 6.6%; 2006, 6.6% (effective average interest rate: 2007, 6.7%; 2006, 6.7%); net of unamortized discount: 2007, $1,750; 2006, $2,078	166,250	165,922
Brazilian Credit Facility, average interest rate: 2007, 13.1%; 2006, N/A	62,031	—
Canadian Fleet Financing Facility, average interest rate: 2007, 5.8%; 2006, N/A	272,668	—
Belgian Revolving Credit Facility, average interest rate: 2007, 5.7%; 2006, N/A	26,572	—

Total Fleet Debt	8,025,933	6,998,911

Total Debt	$13,034,961	$12,276,184

The aggregate amounts of maturities of debt for each of the twelve-month periods ending September 30 (in millions of dollars) are as follows: 2008, $4,197.1 (including $3,824.1 of other short-term borrowings); 2009, $1,133.9; 2010, $2,427.8; 2011, $996.0; 2012, $176.2; after 2012, $4,161.5.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Our short-term borrowings as of September 30, 2007 include, among other items, the amounts outstanding under our Senior ABL Facility, International Fleet Debt facility, Canadian Fleet Financing Facility and the variable funding notes under our ABS Program. These amounts are considered short term in nature since they have maturity dates of three months or less; however these facilities are revolving in nature and do not permanently expire at the time of the short term debt maturity.

As of September 30, 2007, there were outstanding standby letters of credit totaling $467.9 million. Of this amount, $234.0 million has been issued for the benefit of the ABS Program ($200.0 million of which was paid for Ford and $34.0 million of which was issued under the Senior Credit Facilities) and the remainder is primarily issued to support self-insurance programs (including insurance policies with respect to which we have indemnified the issuers for any losses) in the United States, Canada and in Europe and to support airport concession obligations in the United States and Canada. As of September 30, 2007, the full amount of these letters of credit was undrawn.

As of September 30, 2007, the aggregate principal amount of $335.0 million (net of $5.3 million discount) of Pre-Acquisition ABS Notes were outstanding and the average interest rate was 3.0%.

As of September 30, 2007, there were $35.9 million of capital lease financings outstanding. These capital lease financings are included in the International Fleet Debt total.

On January 12, 2007, Hertz completed exchange offers for its outstanding Senior Notes and Senior Subordinated Notes whereby over 99% of the outstanding notes were exchanged for a like principal amount of new notes with identical terms that were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-4.

On February 9, 2007, Hertz entered into an amendment to its Senior Term Facility. The amendment was entered into for the purpose of (i) lowering the interest rates payable on the Senior Term Facility by up to 50 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) eliminating certain mandatory prepayment requirements; (iii) increasing the amounts of certain other types of indebtedness that Hertz and its subsidiaries may incur outside of the Senior Term Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior Term Facility. During the nine months ended September 30, 2007, we recorded an expense of $13.9 million, in our consolidated statement of operations, in "Interest, net of interest income," associated with the write off of debt costs in connection with the amendment of the Senior Term Facility. Additionally, in February 2007, we repaid a portion of the Senior Term Facility, bringing the maximum borrowing capacity down from $2,000 million to $1,400 million.

On February 15, 2007, Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries entered into an amendment to its Senior ABL Facility. The amendment was entered into for the purpose of (i) lowering the interest rates payable on the Senior ABL Facility by up to 25 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) increasing the availability under the Senior ABL Facility from $1,600 million to $1,800 million; (iii) extending the term of the commitments under the Senior ABL Facility to February 15, 2012; (iv) increasing the amounts of certain other types of indebtedness that the borrowers and their subsidiaries may incur outside of the Senior ABL Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior ABL Facility. During the nine months ended September 30, 2007, we recorded an expense of $2.2 million, in our consolidated statement of operations, in "Interest, net of interest income," associated with the write off of debt costs in connection with the amendment of the Senior ABL Facility.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

On March 21, 2007, certain of the agreements relating to the International Fleet Debt facilities were amended and restated for the purpose of, among other things, (i) extending the dates when margins on the facilities are scheduled to step up, subject to satisfaction of interim goals pertaining to the execution of agreements with automobile manufacturers and dealers that are required in connection with the planned securitization of the international car rental fleet and the take-out of the Tranche A1 and Tranche A2 loans; (ii) subject to certain conditions, permitting the financing of value-added tax receivables under the facilities; and (iii) effecting certain technical and administrative changes to the terms of the facilities. Additionally, the intercreditor deed pertaining to the International Fleet Debt facilities was amended to, among other things, remove the Brazilian facility.

On April 4, 2007, our Brazilian subsidiary entered into the Brazilian Credit Facility.

On May 23, 2007, the Senior ABL Facility and the Senior Term Facility were each amended to permit Hertz and its subsidiaries to guarantee obligations in respect to the deferred purchase price of vehicles and all other obligations arising under vehicle supply agreements entered into by Fleetco (Espana), S.L., an entity created to own the Spanish rental car fleet in connection with the pending securitization of the rental car fleets in a number of European countries and Australia. Due to Spanish law considerations, Fleetco (Espana), S.L. is an "orphan" entity which is an indirect subsidiary of a charitable trust. The Senior Credit Facilities generally permit Hertz and its subsidiaries to guarantee obligations of one another but not of unaffiliated entities, subject to certain exceptions.

On May 30, 2007, Hertz Canada Limited and certain of its subsidiaries, entered into the Canadian Fleet Financing Facility.

On June 21, 2007, Hertz Belgium BVBA entered into the Belgian Revolving Credit Facility.

On September 30, 2007, the Senior ABL Facility was amended to add Hertz Canada Equipment Rental Partnership, an Ontario General Partnership, as an additional Canadian Borrower. Hertz Canada Equipment Rental Partnership, whose partners are our wholly owned subsidiary, Matthews Equipment Limited, or "Matthews," and a wholly-owned subsidiary of Matthews, was formed in connection with a reorganization of Matthews and, as part of that reorganization, received title to most of the assets of Matthews.

On October 24, 2007, supplements to the ABS Indenture were amended to increase the maximum non-eligible vehicle amount from 65% to 85% of the adjusted aggregate asset amount, thus effectively increasing the amount of vehicles which are not subject to manufacturer repurchase programs that can be included in the borrowing base under our ABS Program.

Guarantees and Security

Hertz's obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by Hertz Investors, Inc., its immediate parent, and most of its direct and indirect domestic subsidiaries (subject to certain exceptions, including for subsidiaries involved in the U.S. Fleet Debt facility and similar special purpose financings), though Hertz Equipment Rental Corporation does not guarantee Hertz's obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of the Canadian borrowers under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Fleet Debt, the International Fleet Debt and, in the case of the Senior ABL Facility, other secured fleet financing). Consequently, these assets will not be available to satisfy the claims of Hertz's general creditors.

The obligations of the borrowers under the International Fleet Debt facilities are guaranteed by Hertz International, Ltd., or "HIL," and by the other borrowers and certain related entities under the applicable tranche, in each case subject to certain legal, tax, cost and other structuring considerations. The obligations and the guarantees of the obligations of the Tranche A borrowers under the Tranche A2 loans are subordinated to the obligations and the guarantees of the obligations of such borrowers under the Tranche A1 loans. Subject to legal, tax, cost and other structuring considerations and to certain exceptions, the International Fleet Debt facilities are secured by a material part of the assets of each borrower, certain related entities and each guarantor, including pledges of the capital stock of each borrower and certain related entities. The obligations of the Tranche A borrowers under the Tranche A2 loans and the guarantees thereof are secured on a junior second priority basis by any assets securing the obligations of the Tranche A borrowers under the Tranche A1 loans and the guarantees thereof. The assets that collateralize the International Fleet Debt facilities will not be available to satisfy the claims of Hertz's general creditors.

The obligations of each of the borrowers under the Fleet Financing Facility are guaranteed by each of Hertz's direct and indirect domestic subsidiaries (other than subsidiaries whose only material assets consist of securities and debt of foreign subsidiaries and related assets, subsidiaries involved in the ABS Program or other similar special purpose financings, subsidiaries with minority ownership positions, certain subsidiaries of foreign subsidiaries and certain immaterial subsidiaries). In addition, the obligations of PR Cars are guaranteed by Hertz. The obligations of Hertz under the Fleet Financing Facility and the other loan documents, including, without limitation, its guarantee of PR Cars' obligations under the Fleet Financing Facility, are secured by security interests in Hertz's rental car fleet in Hawaii and by certain assets related to Hertz's rental car fleet in Hawaii and Kansas, including, without limitation, manufacturer repurchase program agreements. PR Cars' obligations under the Fleet Financing Facility and the other loan documents are secured by security interests in PR Cars' rental car fleet in Puerto Rico and St. Thomas, the U.S. Virgin Islands and by certain assets related thereto.

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

The obligations of Hertz Belgium BVBA under the Belgian Revolving Credit Facility are guaranteed by HIL.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. If we were not in compliance with all of such covenants and such covenants were not cured, a cross default or cross acceleration provision under the debt agreements would cause such debt to become immediately due and payable. As of September 30, 2007, we were in compliance with all of these financial covenants.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Derivatives

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2010. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. HVF paid $44.8 million to reduce the fixed interest rate on the swap from the prevailing market rates to 4.5%. Ultimately, this amount will be recognized as additional interest expense over the remaining terms of the swaps, which range from approximately 1 to 3 years. For the three and nine months ended September 30, 2007, we recorded an expense of $17.7 million in our consolidated statement of operations, in "Interest, net of interest income," associated with the ineffectiveness of our HVF Swaps. The ineffectiveness resulted from a decline in the value of the swaps due to a decrease in forward interest rates along with a decrease in the time value component as we continue to approach the maturity dates of the swaps. As of September 30, 2007, the fair value of our HVF Swaps was $5.8 million, which is reflected in the condensed consolidated balance sheet in "Prepaid expenses and other assets."

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million, and now expire on June 5, 2008. As of September 30, 2007, the fair value of the swaptions was €6.4 million (or $9.1 million), which is reflected in our condensed consolidated balance sheet in "Prepaid expenses and other assets." During the three and nine months ended September 30, 2007, the fair value adjustment related to these swaptions was a loss of $6.9 million and a gain of $3.0 million, respectively, which was recorded in our consolidated statement of operations in "Selling, general and administrative" expenses.

Credit Facilities

As of September 30, 2007, the following credit facilities were available for the use of Hertz and its subsidiaries:

  •
  The Senior Term Facility had approximately $7.1 million available under the letter of credit facility.

  •
  The Senior ABL Facility had the foreign currency equivalent of approximately $1,359.1 million of remaining capacity, all of which was available under the borrowing base limitation and $179.1 million of which was available under the letter of credit facility sublimit.

  •
  The U.S. Fleet Debt had approximately $1,030.0 million of remaining capacity and $42.0 million available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

  •
  The International Fleet Debt facilities had the foreign currency equivalent of approximately $652.2 million of remaining capacity and $233.2 million available under the borrowing base limitation.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

  •
  The Fleet Financing Facility had approximately $96.0 million of remaining capacity and $10.5 million available under the borrowing base limitation.

  •
  The Brazilian Credit Facility had the foreign currency equivalent of approximately $11.6 million of remaining capacity and $1.3 million available under the borrowing base limitation.

  •
  The Canadian Fleet Financing Facility had the foreign currency equivalent of approximately $129.0 million of remaining capacity and no amounts available under the borrowing base limitation.

  •
  The Belgian Revolving Credit Facility had the foreign currency equivalent of approximately $6.6 million of remaining capacity, all of which was available under the borrowing base limitation.

As of September 30, 2007, substantially all of our assets are pledged under one or more of the facilities noted above.

Note 8—Employee Retirement Benefits

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Three Months Ended September 30,
	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$5.8	$7.0	$2.9	$2.3	$0.1	$0.1
Interest cost	6.5	5.9	2.7	2.1	0.2	0.1
Expected return on plan assets	(6.5)	(5.9)	(2.9)	(2.2)	—	—
Amortization: Losses and other	0.1	—	—	0.1	—	(0.1)
Settlement/curtailment loss (gain)	1.5	—	—	—	(0.1)	—

Net pension/postretirement expense	$7.4	$7.0	$2.7	$2.3	$0.2	$0.1

	Nine Months Ended September 30,
	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$19.4	$21.0	$8.2	$6.8	$0.3	$0.3
Interest cost	18.9	16.7	7.7	6.0	0.7	0.6
Expected return on plan assets	(19.3)	(18.0)	(8.2)	(5.9)	—	—
Amortization: Losses and other	0.2	—	—	0.3	(0.1)	(0.1)
Settlement/curtailment loss (gain)	1.2	—	(0.1)	—	0.1	—

Net pension/postretirement expense	$20.4	$19.7	$7.6	$7.2	$1.0	$0.8

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, we make contributions beyond those legally required. For the three and nine months ended September 30, 2007, we contributed $8.9 million and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

$24.9 million, respectively, to our funded worldwide pension plans, including benefit payments made through unfunded plans.

We participate in various "multiemployer" pension plans administrated by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our condensed consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we may decide to discontinue participation in a plan, and in that event we could face a withdrawal liability. Some multiemployer plans, including one in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

Note 9—Hertz Holdings Stock Incentive Plan

In May 2007, Hertz Holdings granted options to acquire 1,030,007 shares of Hertz Holdings' common stock to key executives, employees and non-management directors at exercise prices ranging from $20.55 to $21.87. In August 2007, Hertz Holdings granted options to acquire 510,000 shares of Hertz Holdings' common stock to certain executives, including an award to Mark P. Frissora, our Chief Executive Officer, at exercise prices ranging from $22.61 to $23.06. These options are subject to and governed by the terms of the Hertz Global Holdings, Inc. Stock Incentive Plan, or the "Stock Incentive Plan," and the Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Director Plan." We have accounted for our employee stock-based compensation awards in accordance with SFAS No. 123R, "Share-Based Payment." The options are being accounted for as equity-classified awards.

For the three and nine months ended September 30, 2007, we recognized compensation cost of approximately $9.0 million ($5.5 million, net of tax) and $24.3 million ($14.9 million, net of tax) respectively. As of September 30, 2007, there was approximately $92.1 million of total unrecognized compensation cost related to non-vested stock options granted by Hertz Holdings under the Stock Incentive Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect special cash dividends of $4.32 per share paid on June 30, 2006 and $1.12 per share paid on November 21, 2006. These remaining costs are expected to be recognized over the remaining 2.3 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Note 10—Segment Information

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers and delivery methods. We have identified two segments: rental of cars and light trucks, or "car rental," and rental of industrial, construction and material handling equipment, or "equipment rental." "Corporate and other" includes general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities such as our third-party claim management services.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

On January 1, 2007, we changed our measure of segment profitability from income (loss) before income taxes and minority interest to adjusted pre-tax income (loss) as this measure is now being utilized by management in making decisions about allocating resources to segments and measuring their performance. We believe this measure better reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes and minority interest plus non-cash purchase accounting charges, non-cash debt charges relating to the amortization of debt financing costs and debt discounts and mark to market of our HVF swaps, unrealized transaction gains (losses) on Euro-denominated debt and certain one-time charges and non-operational items. The contribution of our segments to revenues and adjusted pre-tax income (loss) for the three and nine months ended September 30, 2007 and 2006 are summarized below (in millions of dollars).

	Three Months Ended September 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2007	2006	2007	2006
Car rental	$1,982.2	$1,785.5	$294.1	$228.7
Equipment rental	464.9	453.0	109.2	103.8
Corporate and other	2.5	2.1	(68.4)	(83.4)

Total	$2,449.6	$2,240.6	$334.9	$249.1

	Nine Months Ended September 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2007	2006	2007	2006
Car rental	$5,252.2	$4,825.3	$484.1	$359.1
Equipment rental	1,287.8	1,236.6	271.5	245.0
Corporate and other	6.8	5.9	(247.4)	(249.9)

Total	$6,546.8	$6,067.8	$508.2	$354.2

The following table reconciles income before income taxes and minority interest to adjusted pre-tax income for the three and nine months ended September 30, 2007 and 2006 (in millions of dollars):

	Three Months Ended September 30,
	2007	2006
Income before income taxes and minority interest	$255.1	$163.9
Adjustments:
Purchase accounting(a)	23.3	22.3
Non-cash debt charges(b)	34.8	24.1
Restructuring charges	16.1	—
CEO/CFO transition costs	7.8	4.2
Stock-based compensation charges	—	13.3
Mark-to-market Euro-denominated debt(c)	—	(2.3)
Unrealized loss on derivative(d)	7.0	—
Interest on Hertz Holdings debt	—	23.6
Vacation accrual adjustment(e)	(9.2)	—

Adjusted pre-tax income	$334.9	$249.1

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Nine Months Ended September 30,
	2007	2006
Income before income taxes and minority interest	$305.5	$157.9
Adjustments:
Purchase accounting(a)	69.0	64.4
Non-cash debt charges(b)	87.3	76.8
Restructuring charges	65.4	—
CEO/CFO transition costs	11.0	5.4
Stock-based compensation charges	—	13.3
Mark-to-market Euro-denominated debt(c)	—	19.2
Unrealized gain on derivative(d)	(3.2)	—
Interest on Hertz Holdings debt	—	23.8
Vacation accrual adjustment(e)	(28.8)	—
Gain on sale of swap derivative(f)	—	(6.6)
Secondary offering costs	2.0	—

Adjusted pre-tax income	$508.2	$354.2

(a)
Includes the purchase accounting effects of the Acquisition on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities.

(b)
Non-cash debt charges represent the amortization of deferred financing costs and debt discount. In the three and nine months ended September 30, 2007, also includes $17.7 million associated with the ineffectiveness of our HVF swaps. Additionally, in the nine months ended September 30, 2007, includes the write off of $16.1 million of unamortized debt costs associated with a debt modification.

(c)
Represents unrealized losses and gains on currency translation of Euro-denominated debt. On October 1, 2006, we designated this Euro-denominated debt as an effective net investment hedge of our Euro-denominated net investment in our foreign operations and as such we will no longer incur unrealized exchange transaction gains or losses in our consolidated statement of operations.

(d)
During the three months and nine months ended September 30, 2007, includes unrealized losses and unrealized gains on interest rate swaptions.

(e)
Represents a decrease in employee vacation accrual during the three and nine months ended September 30, 2007, relating to a change in our U.S. vacation policy which provides for vacation entitlement to now be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 of each year.

(f)
During the three months ended December 31, 2006, an adjustment of $5.6 million was recorded to reduce the $6.6 million gain on the assignment of certain interest rate swaps to $1.0 million. See Note 12 to the Notes to our audited annual consolidated financial statements included in our Form 10-K.

The increase in total assets from December 31, 2006 to September 30, 2007 in our condensed consolidated balance sheet was primarily due to increases in revenue earning vehicles in our car rental and equipment rental segments and in receivables, partly offset by decreases in cash and equivalents and restricted cash.

Note 11—Comprehensive Income

Accumulated other comprehensive income as of September 30, 2007 and December 31, 2006 primarily includes (in thousands of dollars) accumulated translation gains of $185,651 and $91,629, respectively, a change in unrecognized net periodic pension and postretirement costs of $22,188 and $6,452, respectively, unrealized loss on cash flow hedges of $12,825 and unrealized gain on cash flow hedges of $3,543, respectively, and unrealized losses on our Euro-denominated debt of $20,550 and $7,066,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

respectively. Comprehensive income for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands of dollars):

	Three Months Ended September 30,
	2007	2006
Net income	$162,707	$107,538

Other comprehensive income, net of tax:
Foreign currency translation adjustments	56,535	(3,368)
Unrealized gain on available-for-sale securities	32	35
Unrealized loss on Euro-denominated debt	(9,371)	—
Change in unrecognized net periodic pension and postretirement cost	(2)	—
Change in fair value of cash flow hedges	(27,414)	(41,464)

Total other comprehensive income (loss)	19,780	(44,797)

Comprehensive income	$182,487	$62,741

	Nine Months Ended September 30,
	2007	2006
Net income	$183,816	$76,120

Other comprehensive income, net of tax:
Foreign currency translation adjustments	94,022	59,486
Unrealized loss on available-for-sale securities	(41)	(14)
Unrealized loss on Euro-denominated debt	(13,484)	—
Change in unrecognized net periodic pension and postretirement cost	15,736	—
Change in fair value of cash flow hedges	(16,368)	7,344

Total other comprehensive income	79,865	66,816

Comprehensive income	$263,681	$142,936

Note 12—Earnings Per Share

As a result of the Acquisition, our capital structure initially consisted of 229,500,000 shares of common stock outstanding. See Note 1—Basis of Presentation in this Report and also Notes 1 and 6 to the Notes to our audited annual consolidated financial statements included in our 2006 Form 10-K for a discussion of the initial and subsequent capital structure changes. Basic earnings per share has been computed based upon the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding during the applicable period plus the effect of all potentially dilutive common stock equivalents.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2007	2006
Basic and diluted earnings per share:
Numerator (in thousands of dollars):
Net income	$162,707	$107,538

Denominator (in thousands):
Weighted average shares used in basic computation	321,487	231,857
Add: Stock options	6,020	—

Weighted average shares used in diluted computation	327,507	231,857

Earnings per share, basic	$0.51	$0.46
Earnings per share, diluted	$0.50	$0.46
	Nine Months Ended September 30,
	2007	2006
Basic and diluted earnings per share:
Numerator (in thousands of dollars):
Net income	$183,816	$76,120

Denominator (in thousands):
Weighted average shares used in basic computation	321,004	230,665
Add: Stock options	4,252	—

Weighted average shares used in diluted computation	325,256	230,665

Earnings per share, basic	$0.57	$0.33
Earnings per share, diluted	$0.57	$0.33

The diluted earnings per share computation for the three and nine months ended September 30, 2007 excludes the weighted-average impact of approximately 0.4 million stock options, because such impact would be antidilutive. The diluted weighted average shares outstanding for the three and nine months ended September 30, 2006, excludes the impact of approximately 15.8 million stock options, because such impact would be antidilutive.

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

For the three months ended September 30, 2007, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $16.1 million, which is composed of $8.8 million of involuntary termination benefits, $5.4 million in consulting costs and other charges of $1.9 million. The after-tax effect of the restructuring charges reduced diluted earnings per share by $0.04 for the three months ended September 30, 2007.

For the nine months ended September 30, 2007, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $65.4 million, which is composed of $46.6 million of involuntary termination benefits, $16.0 million in consulting costs, a net gain of $2.2 million related to pension and post employment benefits and other charges of $5.0 million. The after-tax effect of the restructuring charges reduced diluted earnings per share by $0.14 for the nine months ended September 30, 2007.

Beginning in the fourth quarter of 2007 and continuing into 2008, we expect to implement cost initiatives in our European operations. We plan to announce, as plans are finalized, other efficiency initiatives during the remainder of 2007 and 2008. We currently anticipate incurring future charges to earnings in connection with those initiatives; however, we have not yet developed detailed estimates of these expenses.

Restructuring charges in the consolidated statement of operations can be summarized as follows (in thousands of dollars):

By Caption:	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Direct operating	$5,462	$30,356
Selling, general and administrative	10,648	35,039

Total	$16,110	$65,395

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

By Segment:	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Car rental	$11,868	$46,279
Equipment rental	449	3,383
Corporate and other	3,793	15,733

Total	$16,110	$65,395

Our condensed consolidated balance sheet included accruals relating to the restructuring program of $12.4 million. We expect to pay substantially all of the remaining restructuring obligations during 2007. The following table sets forth the activity affecting the accrual during the nine months ended September 30, 2007 (in thousands of dollars):

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of beginning of year	$—	$—	$—	$—	$—
Charges incurred	46,589	(2,170)	15,961	5,015	65,395
Cash payments	(38,434)	(7)	(12,572)	(3,390)	(54,403)
Other(1)	(728)	2,281	112	(273)	1,392

Balance as of September 30, 2007	$7,427	$104	$3,501	$1,352	$12,384

(1)
Includes $1.5 million of stock-based employee compensation expense relating to the acceleration of vesting for certain stock options which has been classified as "Additional paid-in capital" on our condensed consolidated balance sheet, a reduction of $2.2 million in pension and post retirement liabilities which have been included within "Accrued liabilities" on our condensed consolidated balance sheet and $0.9 million in translation gains, which have been included within "Accumulated other comprehensive income" on our condensed consolidated balance sheet.

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

During the nine months ended September 30, 2007, we purchased cars from Ford and its subsidiaries at a cost of approximately $2,366.9 million and sold cars to Ford and its subsidiaries under various repurchase programs for approximately $1,537.9 million.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Stock option plan

Certain employees of ours participate in the stock option plan of Ford under Ford's 1998 Long-Term Incentive Plan. As a result of the Acquisition, all outstanding options issued under this plan became vested.

Taxes

Prior to the Acquisition, Hertz and its domestic subsidiaries filed a consolidated federal income tax return with Ford. Pursuant to a tax sharing agreement, or the "Agreement," with Ford, current and deferred taxes were reported, and paid to Ford, as if Hertz had filed its own consolidated tax returns with its domestic subsidiaries. The Agreement provided that Hertz was reimbursed for foreign tax credits in accordance with the utilization of those credits by the Ford consolidated tax group.

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

Relationship with Hertz Investors, Inc. and the Sponsors

Stockholders Agreement

In connection with the Acquisition, we entered into a stockholders agreement, or, as amended, the "Stockholders Agreement," with investment funds associated with or designated by the Sponsors. The Stockholders Agreement contains agreements that entitle investment funds associated with or designated by the Sponsors to nominate all of our directors. The director nominees are to include three nominees of an investment fund associated with CD&R (one of whom shall serve as the chairman or, if the chief executive officer is the chairman, the lead director), two nominees of investment funds associated with Carlyle, two nominees of an investment fund associated with MLGPE (collectively, the "Sponsor Designees") and up to six independent directors (subject to unanimous consent of the Sponsor Designees, for so long as Hertz Holdings remains a "controlled company"), subject to adjustment in the case that the applicable investment fund sells more than a specified amount of its shareholdings in us. In addition, upon Hertz Holdings ceasing to be a "controlled company" within the meaning of the New York Stock Exchange rules, if necessary to comply with the New York Stock Exchange rules, the director nominees of the Sponsors shall be reduced to two nominees of an investment fund associated with CD&R (one of whom shall serve as the chairman or, if the chief executive officer is the chairman, the lead director), one nominee of investment funds associated with Carlyle, and one nominee of an investment fund associated with MLGPE, and additional independent directors will be elected by the board to fill the resulting director vacancies. The Stockholders Agreement also provides that our chief executive officer shall be designated as a director, unless otherwise

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

approved by a majority of the Sponsor Designees. In addition, the Stockholders Agreement provides that one of the nominees of an investment fund associated with CD&R shall serve as the chairman of the executive and governance committee and, unless otherwise agreed by this fund, as Chairman of the Board. On October 12, 2006, our Board elected four independent directors, effective from the date of the completion of the initial public offering of our common stock. In order to comply with New York Stock Exchange rules, we will be required to have a majority of independent directors on our board of directors within one year of our ceasing to be a "controlled company."

The Stockholders Agreement also grants to the investment funds associated with CD&R or to the majority of the Sponsor Designees the right to remove our chief executive officer. Any replacement chief executive officer requires the consent of investment funds associated with CD&R as well as investment funds associated with at least one other Sponsor. It also contains restrictions on the transfer of our shares, and provides for tag-along and drag-along rights, in certain circumstances. The rights described above apply only for so long as the investment funds associated with the applicable Sponsor maintain certain specified minimum levels of shareholdings in us. In addition, the Stockholders Agreement limits the rights of the investment funds associated with or designated by the Sponsors that have invested in our common stock and our affiliates, subject to several exceptions, to own, manage, operate or control any of our competitors (as defined in the Stockholders Agreement). The Stockholders Agreement may be amended from time to time in the future to eliminate or modify these restrictions without our consent.

Registration Rights Agreement

On the Closing Date, we entered into a registration rights agreement, or, as amended, the "Registration Rights Agreement," with investment funds associated with or designated by the Sponsors. The Registration Rights Agreement grants to certain of these investment funds the right, following the earlier of the initial public offering of our common stock and the eighth anniversary of the Closing Date, to cause us, at our own expense, to use our best efforts to register such securities held by the investment funds for public resale, subject to certain limitations. The exercise of this right is limited to three requests by the group of investment funds associated with each Sponsor, except for registrations effected pursuant to Form S-3, which are unlimited, subject to certain limitations, if we are eligible to use Form S-3. In the event we register any of our common stock, these investment funds also have the right to require us to use our best efforts to include shares of our common stock held by them, subject to certain limitations, including as determined by the underwriters. The Registration Rights Agreement also provides for us to indemnify the investment funds party to that agreement and their affiliates in connection with the registration of our securities.

Guarantees

Hertz's obligations under the Senior Term Facility and Senior ABL Facility are guaranteed by Hertz's immediate parent, Hertz Investors, Inc. (previously known as CCMG Corporation). Hertz Holdings is not a guarantor of these facilities. See Note 7—Debt.

Indemnification Agreements

On the Closing Date, Hertz entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings' stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, the Hertz Holdings' stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of the performance of a

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings.

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

Director Stock Incentive Plan

On October 12, 2006, the Board of Directors of Hertz Holdings approved the Director Plan. The stockholders of Hertz Holdings approved the Director Plan on October 20, 2006. The Director Plan provides for the grant of shares of common stock of Hertz Holdings, options to purchase shares of common stock of Hertz Holdings and "phantom shares," which are the right to receive shares of common stock of Hertz Holdings at a specified point in the future. A maximum of 3,500,000 shares are reserved for issuance under the Director Plan.

Options granted under the Director Plan must be granted at an exercise price no less than fair market value of such shares on the date of grant. Options granted as part of a director's annual retainer fee will be fully vested at the time of grant and will generally have a 10-year term.

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

A director will recognize ordinary income upon exercising options granted under the Director Plan in an amount equal to the fair market value of the shares acquired on the date of exercise, less the exercise price, and Hertz Holdings will have a corresponding tax deduction at that time. In the case of shares issued in lieu of cash fees, a director who is an individual will generally recognize ordinary income equal to the fair market value of such shares on the date such shares are paid to the director and Hertz Holdings will have a corresponding tax deduction at that time. For the three and nine months ended September 30, 2007, we recognized $0.4 million and $1.3 million, respectively, of expense relating to the Director Plan in our consolidated statement of operations in "Selling, general and administrative" expenses.

Financing Arrangements with Related Parties

Affiliates of ML Global Private Equity, L.P. and its related funds (which are stockholders of Hertz Holdings) and of Merrill Lynch & Co., one of the underwriters in the initial public offering of our common stock and the June 2007 secondary offering by the Sponsors, were lenders under the Hertz Holdings Loan Facility (which was repaid with the proceeds of our initial public offering), are lenders under the original and amended Senior Term Facility, the original and amended Senior ABL Facility and the Fleet Financing Facility; acted as initial purchasers with respect to the offerings of the Senior Notes and the Senior Subordinated Notes; acted as structuring advisors and agents under our ABS Program; and acted as

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

dealer managers and solicitation agents for Hertz's tender offers for its existing debt securities in connection with the Acquisition.

Other Sponsor Relationships

In connection with our car and equipment rental businesses, we enter into millions of rental transactions every year involving millions of customers. In order to conduct those businesses, we also procure goods and services from thousands of vendors. Some of those customers and vendors may be affiliated with the Sponsors or members of our Board of Directors. We believe that all such rental and procurement transactions have been conducted on an arms-length basis and involved terms no less favorable to us than those that we believe we would have obtained in the absence of such affiliation. It is our management's practice to bring to the attention of our Board of Directors any transaction, even if it arises in the ordinary course of business, in which our management believes that the terms being sought by transaction participants affiliated with the Sponsors or our Directors would be less favorable to us than those to which we would agree absent such affiliation.

In the second quarter of 2007, we were advised by Merrill Lynch & Co., an affiliate of one of our Sponsors, that between November 17, 2006, and April 19, 2007, Merrill Lynch & Co., or "ML", engaged in principal trading activity in our common stock. Some of those purchases and sales of our common stock should have been reported to the Securities and Exchange Commission on Form 4, but were not so reported. ML and certain of its affiliates have engaged in additional principal trading activity since that time. ML and certain of its affiliates have since filed amended or additional reports on Form 4 disclosing the current number of shares of our common stock held by ML and its affiliates. To date, ML has paid to us approximately $4.7 million for its "short-swing" profit liability resulting from its principal trading activity that is subject to recovery by us under Section 16 of the Securities Exchange Act of 1934, as amended. In the event that ML or its affiliates (including private investment funds managed by certain private equity-arm affiliates of ML) sell additional shares of our common stock in the future, this amount may change. We recorded $2.8 million, which is net of tax of $1.9 million, in our condensed consolidated balance sheet in "Additional paid-in capital." In addition, because ML may be deemed to be an affiliate of Hertz Holdings and there was no registration statement in effect with respect to its sale of shares during this period, certain of these sales may have been made in violation of Section 5 of the Securities Act of 1933, as amended.

Note 15—Commitments and Contingencies

Off-Balance Sheet Commitments

As of September 30, 2007 and December 31, 2006, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Sponsors; Directors

See Note 14—Related Party Transactions—Indemnification Agreements.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our condensed consolidated financial statements. As of September 30, 2007 and December 31, 2006, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in "Accrued liabilities" were $2.7 million and $3.7 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Legal Proceedings

On March 15, 2004, Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation was commenced in the 214th Judicial District Court of Nueces County, Texas. Gomez purports to be a class action filed alternatively on behalf of all persons who were charged a Fuel and Service Charge, or "FSC," by us or all Texas residents who were charged a FSC by us. The petition alleged that the FSC is an unlawful penalty and that, therefore, it is void and unenforceable. The plaintiff seeks an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys' fees and costs. In response to various motions by us, the plaintiff filed two amended petitions which scaled back the putative class from a nationwide class to a class of all Texas residents who were charged a FSC by us or by our Corpus Christi licensee. A new cause of action was also added for conversion for which the plaintiff is seeking punitive damages. After some limited discovery, we filed a motion for summary judgment in December 2004. That motion was denied in January 2005. The parties then engaged in more extensive discovery. In April 2006, the plaintiff further amended his petition by adding a cause of action for fraudulent misrepresentation and, at the plaintiff's request, a hearing on the plaintiff's motion for class certification was scheduled for August 2006. In May 2006, the plaintiff filed a fourth amended petition which deleted the cause of action for conversion and the plaintiff also filed a first amended motion for class certification in anticipation of the August 2006 hearing on class certification. After the hearing, the plaintiff filed a fifth amended petition seeking to further refine the putative class as including

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

all Texas residents who were charged a FSC in Texas after February 6, 2000. In October 2006, the judge entered a class certification order which certified a class of all Texas residents who were charged an FSC in Texas after February 6, 2000. We are appealing the order.

On November 18, 2004, Keith Kochner, individually and on behalf of all similarly situated persons, v. The Hertz Corporation was commenced in the District Court in and for Tulsa County, State of Oklahoma. As with the Gomez case, Kochner purports to be a class action, this time on behalf of Oklahoma residents who rented from us and incurred our FSC. The petition alleged that the imposition of the FSC is a breach of contract and amounts to an unconscionable penalty or liquidated damages in violation of Article 2A of the Oklahoma Uniform Commercial Code. The plaintiff seeks an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys' fees and costs. In March 2005, the trial court granted our motion to dismiss the action but also granted the plaintiff the right to replead. In April 2005, the plaintiff filed an amended class action petition, newly alleging that our FSC violates the Oklahoma Consumer Protection Act and that we have been unjustly enriched, and again alleging that our FSC is unconscionable under Article 2A of the Oklahoma Uniform Commercial Code. In May 2005, we filed a motion to dismiss the amended class action petition. In October 2005, the court granted our motion to dismiss, but allowed the plaintiff to file a second amended complaint and we then answered the complaint. Discovery has now commenced. In August 2007, we filed a motion for summary judgment.

On January 10, 2007, Marlena Guerra, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation was filed in the United States District Court for the District of Nevada. As with the Gomez and Kochner cases, Guerra purports to be a class action on behalf of all individuals and business entities who rented vehicles at Las Vegas McCarran International Airport and were charged a FSC. The complaint alleged that those customers who paid the FSC were fraudulently charged a surcharge required for fuel in violation of Nevada's Deceptive Trade Practices Act. The plaintiff also alleged the FSC violates the Nevada Uniform Commercial Code, or "UCC," since it is unconscionable and operates as an unlawful liquidated damages provision. Finally, the plaintiff claimed that we breached our own rental agreement—which the plaintiff claims to have been modified so as not to violate Nevada law—by charging the FSC, since such charges violate the UCC and/or the prohibition against fuel surcharges. The plaintiff seeks compensatory damages, including the return of all FSC paid or the difference between the FSC and its actual costs, plus prejudgment interest, attorneys' fees and costs. In March 2007, we filed a motion to dismiss. In July 2007, the court granted our motion to dismiss and ordered the plaintiff's complaint be dismissed with prejudice.

On August 15, 2006, Davis Landscape, Ltd., individually and on behalf of all others similarly situated, v. Hertz Equipment Rental Corporation, was filed in the United States District Court for the District of New Jersey. Davis Landscape, Ltd., purports to be a nationwide class action on behalf of all persons and business entities who rented equipment from Hertz Equipment Rental Corporation, or "HERC," and who paid a Loss Damage Waiver, or "LDW," charge. The complaint alleges that the LDW is deceptive and unconscionable as a matter of law under pertinent sections of New Jersey law, including the New Jersey Consumer Fraud Act and the New Jersey Uniform Commercial Code. The plaintiff seeks an unspecified amount of statutory damages under the New Jersey Consumer Fraud Act, an unspecified amount of compensatory damages with the return of all LDW charges paid, declaratory relief and an injunction prohibiting HERC from engaging in acts with respect to the LDW charge that violate the New Jersey Consumer Fraud Act. The complaint also asks for attorneys' fees and costs. In October 2006, we filed an answer to the complaint. In November 2006, the plaintiff filed an amended complaint adding an additional plaintiff, Miguel V. Pro, an individual residing in Texas, and new claims relating to HERC's

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

charging of an "Environmental Recovery Fee." Causes of action for breach of contract and breach of implied covenant of good faith and fair dealing were also added. In January 2007, we filed an answer to the amended complaint. Discovery has now commenced.

On October 13, 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company was filed in the United States District Court for the District of Nevada. Sobel purports to be a nationwide class action on behalf of all persons who rented cars from Hertz or Enterprise at airports in Nevada and whom Hertz or Enterprise charged airport concession recovery fees. The complaint alleged that the airport concession recovery fees violate certain provisions of Nevada law, including Nevada's Deceptive Trade Practices Act. The plaintiffs seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz and Enterprise from quoting or charging any of the fees prohibited by Nevada law. The complaint also asks for attorneys' fees and costs. In November 2006, the plaintiffs and Enterprise stipulated and agreed that claims against Enterprise would be dismissed without prejudice. In January 2007, we filed a motion to dismiss. In September 2007, the court denied our motion to dismiss. We thereafter filed a motion for certification seeking to have the interpretation of Nevada Revised Statutes Section 482.31575 certified to the Nevada Supreme Court or, in the alternative, to the United States Court of Appeals for the Ninth Circuit. In October 2007, we answered the complaint.

On May 3, 2007, Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation was commenced in the District Court of Wyandotte County, Kansas. Fun Services purports to be a class action on behalf of all persons in Kansas and throughout the United States who on or after four years prior to the filing of the action were sent facsimile messages of advertising materials relating to the availability of property, goods or services by HERC and who did not provide express permission for sending such faxes. The plaintiff asserts violations of the Telephone Consumer Protection Act, 47 U.S.C. Section 227, and common law conversion and the plaintiff is seeking damages and costs of suit. In June 2007, we removed this action to the United States District Court for the District of Kansas.

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

On February 19, 2007, The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. was filed in the United States District Court for the District of Massachusetts. In this action, we and our co-plaintiff seek damages and injunctive relief based upon allegations that Enterprise and its corporate parent, The Crawford Group, Inc., unlawfully engaged in anticompetitive and unfair and deceptive business practices by claiming to customers of Hertz that once Enterprise obtains a patent that it has applied for relating to its insurance replacement reservation system, Hertz will be prevented from using the co-plaintiff's EDiCAR system, which Hertz currently uses in its insurance replacement business. The complaint alleges, among other things, that Enterprise's threats are improper because the Enterprise patent, once issued, should be invalid and unenforceable. In

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

April 2007, Enterprise and Crawford filed a motion to dismiss and Hertz and TSD filed opposition papers in May 2007. See "Part II—Item 1A—Risk Factors" included elsewhere in this Report.

On September 25, 2007, we filed a second lawsuit, also captioned The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. in the United States District Court for the District of Massachusetts. In this second lawsuit—the patent action—we seek a declaratory judgment that a newly issued patent to The Crawford Group, Inc. is not infringed by Hertz and is invalid and unenforceable. On October 9, 2007, we filed an amended complaint in the similarly captioned lawsuit that had been filed in February of 2007—the antitrust action—and we also filed a motion to consolidate the antitrust action and the patent action. In November 2007, the court granted our motion to consolidate the two actions.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes to be relevant to understanding our consolidated financial condition and results of operations. This discussion should be read in conjunction with the financial statements and the related notes thereto contained in our condensed consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2007, or this "Report."

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained or incorporated by reference in this Report including, without limitation, those concerning our liquidity and capital resources, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our results of operations; economic performance; financial condition; management forecasts; efficiencies, cost savings and opportunities to increase productivity and profitability; income and margins; liquidity; anticipated growth; economies of scale; the economy; future economic performance; our ability to maintain profitability during adverse economic cycles and unfavorable external events; future acquisitions and dispositions; litigation; potential and contingent liabilities; management's plans; taxes; and refinancing of existing debt. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. These statements often include words such as "believes," "expects," "projects," "anticipates," "intends," "plans," "estimates," "seeks," "will," "may," "should," "forecasts" or similar expressions.

Forward-looking statements are not guarantees of performance or results and by their nature are subject to inherent risks and uncertainties. We caution you therefore that you should not rely on these forward-looking statements. You should understand that the risks and uncertainties discussed in "Part II—Item 1A—Risk Factors" included elsewhere in this Report and in Hertz Global Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the United States Securities and Exchange Commission, or the "SEC," on March 30, 2007, or our "Form 10-K," could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

Any forward-looking information contained in this Report speaks only as of the date of this Report. We undertake no obligation to update or revise any forward-looking statements to reflect new information, changed circumstances or unanticipated events.

Unless the context otherwise requires, in this Report, (i) "we," "us," "our," the "registrant" and the "Company" mean Hertz Global Holdings, Inc. (previously known as CCMG Holdings, Inc.), or "Hertz Holdings," and its consolidated subsidiaries, (ii) "Hertz" means The Hertz Corporation, (iii) "HERC" means Hertz Equipment Rental Corporation, our wholly owned subsidiary, and our various other wholly owned international subsidiaries that conduct our industrial, construction and material handling equipment rental business, (iv) "cars" means cars and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles), (v) "program cars" means cars purchased by car rental companies under repurchase or guaranteed depreciation programs, (vi) "risk cars" mean cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk and (vii) "equipment" means industrial, construction and material handling equipment.

We are a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Hertz Holdings was incorporated in Delaware in 2005 and had no operations prior to the Acquisition (as defined below). Hertz was incorporated in Delaware in 1967. Ford Motor Company, or "Ford," acquired an ownership interest in

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Hertz in 1987. Prior to this, Hertz was a subsidiary of UAL Corporation (formerly Allegis Corporation), which acquired Hertz's outstanding capital stock from RCA Corporation in 1985.

On December 21, 2005, or the "Closing Date," investment funds associated with or designated by Clayton, Dubilier & Rice, Inc., or "CD&R," The Carlyle Group, or "Carlyle," and Merrill Lynch Global Private Equity, or "MLGPE," or collectively the "Sponsors," through CCMG Acquisition Corporation, a wholly owned subsidiary of Hertz Holdings (previously known as CCMG Holdings, Inc.), acquired all of Hertz's common stock from Ford Holdings LLC for aggregate consideration of $4,379 million in cash, debt refinanced or assumed of $10,116 million and transaction fees and expenses of $447 million.

We refer to the acquisition of all of Hertz's common stock through a wholly owned subsidiary of Hertz Holdings as the "Acquisition." We refer to the Acquisition, together with related transactions entered into to finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, as the "Transactions."

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

In June 2007, the Sponsors completed a secondary public offering of 51,750,000 shares of their Hertz Holdings common stock at a per share price of $22.25. We did not receive any of the proceeds from the sale of these shares. We paid all of the expenses of the offering, excluding underwriting discounts and commissions of the selling stockholders, pursuant to a registration rights agreement we entered into at the time of the Acquisition. These expenses aggregated to approximately $2.0 million. Immediately following the secondary public offering, the Sponsors' ownership percentage in us decreased to approximately 55%.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

The car and equipment rental industries are significantly influenced by general economic conditions. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price of cars and equipment or interest rates can also have a significant effect on our profitability depending on our ability to adjust pricing for these changes. In the United States, 2007 model year program vehicle depreciation costs rose approximately 15% and per-car depreciation costs for 2007 model year U.S. risk cars declined. As a consequence of those changes in per-car costs, as well as the larger proportion of our U.S. fleet we have purchased as risk cars and other actions we have taken to mitigate program car cost increases, our net per-car depreciation costs for 2007 model year cars in the United States have increased by less than 3% from our net per-car depreciation costs for 2006 model year U.S. cars. We expect 2008 model year vehicle depreciation costs in the United States to increase 3% to 5%. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures.

Our car rental and equipment rental operations are seasonal businesses, with decreased levels of business in the winter months and heightened activity during the spring and summer. We have the ability to dynamically manage fleet capacity, the most significant portion of our cost structure, to meet market demand. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, fleet and staff are decreased accordingly. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements, including efficiency initiatives and use of our information systems, to help manage our variable costs. Approximately two-thirds of our typical annual operating costs represent variable costs, while the remaining one-third is fixed or semi-fixed. We also maintain a flexible workforce, with a significant number of part time and seasonal workers. However, certain operating expenses, including minimum concession fees, rent, insurance, and administrative overhead, remain fixed and cannot be adjusted for seasonal demand.

As part of our effort to implement our strategy of reducing operating costs, we are evaluating our workforce and operations and making adjustments, including headcount reductions and process improvements to optimize work flow at rental locations and maintenance facilities as well as streamlining our back-office operations, initiating business process reengineering and evaluating outsourcing opportunities. When we make adjustments to our workforce and operations, we may incur incremental expenses that delay the benefit of a more efficient workforce and operating structure, but we believe that

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

increasing our operating efficiency and reducing the costs associated with the operation of our business are important to our long-term competitiveness.

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

We recognized $16.1 million and $65.4 million in the three and nine months ended September 30, 2007, respectively, relating to our restructuring initiatives discussed above. Beginning in the fourth quarter of 2007 and continuing into 2008, we expect to implement cost initiatives in our European operations that are expected to result in additional annualized savings of approximately $50.0 million. We plan to announce, as plans are finalized, other efficiency initiatives during 2007 and 2008. We currently anticipate incurring future charges to earnings in connection with those initiatives; however, we have not yet developed detailed estimates of these expenses.

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

For the nine months ended September 30, 2007, based on publicly available information, we believe most major U.S. car rental brands experienced rental rate revenue per transaction day, or "RPD," and transaction day increases compared to comparable prior periods. For the nine months ended September 30, 2007, we experienced higher worldwide car rental volumes and a slight improvement in RPD.

In the three years ended December 31, 2006, we increased the number of our off-airport rental locations in the United States by approximately 32% to approximately 1,380 locations. Revenues from our U.S. off-airport operations grew during the same period, representing $890.1 million, $845.8 million and $697.4 million of our total car rental revenues in the years ended December 31, 2006, 2005 and 2004, respectively. Our expanding U.S. off-airport operations represented $732.2 million and $671.5 million of

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

our total car rental revenues in the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, we had approximately 1,525 off-airport locations. In the balance of 2007 and in subsequent years, our strategy will include selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle cost and lower transaction cost at lower RPD. Increasing our penetration in these sectors is consistent with our long term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues, and as a result revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operation.

HERC experienced higher equipment rental pricing and volumes worldwide for the year ended December 31, 2006 and for the nine months ended September 30, 2007. In 2006, HERC added ten locations in the United States, added two locations in Canada and added seven locations in Europe. During the nine months ended September 30, 2007, HERC added six locations in the United States and Canada and added five locations in Europe. HERC expects to add approximately seven to ten additional locations worldwide during the remainder of the year. In its U.S. expansion, we expect HERC will incur non-fleet start-up costs of approximately $0.7 million per location and additional fleet acquisition costs over an initial twelve-month period of approximately $4.7 million per location. In its European expansion, we expect HERC will incur lower start-up costs per location as compared with the United States.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three Months ended September 30, 2007 Compared with Three Months ended September 30, 2006

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statements of operations for the three months ended September 30, 2007 and 2006 (in millions of dollars):

			Percentage of Revenues
	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Car rental	$1,944.4	$1,753.3	79.4%	78.3%
Equipment rental	464.8	452.9	19.0	20.2
Other	40.4	34.4	1.6	1.5

Total revenues	2,449.6	2,240.6	100.0	100.0

Expenses:
Direct operating	1,216.1	1,176.8	49.7	52.5
Depreciation of revenue earning equipment	535.0	467.9	21.8	20.9
Selling, general and administrative	203.2	182.3	8.3	8.1
Interest, net of interest income	240.2	249.7	9.8	11.2

Total expenses	2,194.5	2,076.7	89.6	92.7

Income before income taxes and minority interest	255.1	163.9	10.4	7.3
Provision for taxes on income	(86.9)	(51.4)	(3.6)	(2.3)
Minority interest	(5.5)	(5.0)	(0.2)	(0.2)

Net income	$162.7	$107.5	6.6%	4.8%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of September 30, 2007 and 2006:

	Three Months Ended or as of September 30,
	2007	2006
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	7,667	7,324
Domestic	5,578	5,350
International	2,089	1,974
Worldwide transaction days (in thousands)(a)	36,626	34,716
Domestic	23,957	22,884
International	12,669	11,832
Worldwide rental rate revenue per transaction day(b)	$45.33	$44.27
Domestic	$44.85	$43.69
International	$46.23	$45.39
Worldwide average number of company-operated cars during the period	505,400	468,000
Domestic	327,200	303,100
International	178,200	164,900
Adjusted pre-tax income (in millions of dollars)(c)	$294.1	$228.7
Worldwide revenue earning equipment, net (in millions of dollars)	$8,869.1	$8,141.1
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$407.8	$402.3
Same store revenue growth(e)	0.0%	13.3%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,396.6	$3,182.2
Adjusted pre-tax income (in millions of dollars)(c)	$109.2	$103.8
Revenue earning equipment, net (in millions of dollars)	$2,720.0	$2,523.3
Other Operating Data:
EBITDA (in millions of dollars)(f)	$1,083.9	$940.5
Corporate EBITDA (in millions of dollars)(f)	$555.1	$489.2

(a)
Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units in the U.S. and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The following table reconciles our car rental revenue to our rental rate revenue and

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  rental rate revenue per transaction day (based on December 31, 2006 foreign exchange rates) for the three months ended September 30, 2007 and 2006 (in millions of dollars, except as noted):

	Three Months Ended September 30,
	2007	2006
Car rental revenue per statement of operations	$1,944.4	$1,753.3
Non-rental rate revenue	(252.0)	(234.0)
Foreign currency adjustment	(32.3)	17.5

Rental rate revenue	$1,660.1	$1,536.8

Transaction days (in thousands)	36,626	34,716
Rental rate revenue per transaction day (in whole dollars)	$45.33	$44.27
(c)
On January 1, 2007, we changed our measure of segment profitability from income (loss) before income taxes and minority interest to adjusted pre-tax income (loss) as this measure is now being utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure better reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes and minority interest plus non-cash purchase accounting charges, non-cash debt charges relating to the amortization of debt financing costs and debt discounts, unrealized transaction gain (loss) on Euro-denominated debt and certain one-time charges and non-operational items. The following table reconciles income (loss) before income taxes and minority interest by segment to adjusted pre-tax income (loss) by segment for the three months ended September 30, 2007 and 2006 (in millions of dollars):

	Three Months Ended September 30, 2007
	Car Rental	Equipment Rental	Corporate and Other
Income (loss) before income taxes and minority interest	$250.5	$94.4	$(89.8)
Adjustments:
Purchase accounting(1)	9.1	13.8	0.4
Non-cash debt charges(2)	29.1	2.8	2.9
Unrealized loss on derivative(3)	—	—	7.0
Restructuring charges	11.9	0.4	3.8
CEO/CFO transition costs	—	—	7.8
Vacation accrual adjustment(4)	(6.5)	(2.2)	(0.5)

Adjusted pre-tax income (loss)	$294.1	$109.2	$(68.4)

	Three Months Ended September 30, 2006
	Car Rental	Equipment Rental	Corporate and Other
Income (loss) before income taxes and minority interest	$204.8	$84.5	$(125.4)
Adjustments:
Purchase accounting(1)	5.7	16.2	0.4
Non-cash debt charges(2)	18.2	3.1	2.8
Mark-to-market Euro-denominated debt(5)	—	—	(2.3)
Interest on HGH debt	—	—	23.6
Stock-based compensation charges	—	—	13.3
CEO/CFO transition costs	—	—	4.2

Adjusted pre-tax income (loss)	$228.7	$103.8	$(83.4)

  (1)
  Includes the purchase accounting effects of the Acquisition on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities.

  (2)
  Non-cash debt charges represent the amortization of deferred financing costs and debt discount. In the three months ended September 30, 2007, also includes $17.7 million associated with the ineffectiveness of our HVF swaps.

  (3)
  During the three months ended September 30, 2007, includes unrealized loss on interest rate swaptions.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  (4)
  Represents a decrease in employee vacation accrual during the three months ended September 30, 2007, relating to a change in our U.S. vacation policy which provides for vacation entitlement to now be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 each year.

  (5)
  Represents unrealized gains on currency translation of Euro-denominated debt. On October 1, 2006, we designated this Euro-denominated debt as an effective net investment hedge of our Euro-denominated net investment in our foreign operations, as such we will no longer incur unrealized exchange transaction gains or losses in our consolidated statement of operations.

(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2006 foreign exchange rates) for the three months ended September 30, 2007 and 2006 (in millions of dollars):

	Three Months Ended September 30,
	2007	2006
Equipment rental revenue per statement of operations	$464.8	$452.9
Equipment sales and other revenue	(49.3)	(50.0)
Foreign currency adjustment	(7.7)	(0.6)

Rental and rental related revenue	$407.8	$402.3

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

(f)
We present EBITDA and Corporate EBITDA in this Report to provide investors with supplemental measures of our operating performance and liquidity and, in the case of Corporate EBITDA, information utilized in the calculation of the financial covenants under our senior credit facilities. EBITDA, as used in this Report, is defined as consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation and amortization. Corporate EBITDA differs from the term "EBITDA" as it is commonly used. Corporate EBITDA, as used in this Report, means "EBITDA" as that term is defined under our senior credit facilities, which is generally consolidated net income before net interest expense (other than interest expense relating to certain car rental fleet financing), consolidated income taxes, consolidated depreciation (other than depreciation related to the car rental fleet) and amortization and before certain other items, in each case as more fully defined in the agreements governing our senior credit facilities. The other items excluded in this calculation include, but are not limited to: non-cash expenses and charges; extraordinary, unusual or non-recurring gains or losses; gains or losses associated with the sale or writedown of assets not in the ordinary course of business; certain management fees paid to the Sponsors; and earnings to the extent of cash dividends or distributions paid from non-controlled affiliates. Further, the covenants in our senior credit facilities are calculated using Corporate EBITDA for the most recent four fiscal quarters as a whole. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or for any complete fiscal year.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

EBITDA and Corporate EBITDA are not recognized measurements under GAAP. When evaluating our operating performance or liquidity, investors should not consider EBITDA and Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance and liquidity as determined in accordance with GAAP, such as income before income taxes and minority interest, net income or net cash provided by operating activities. EBITDA and Corporate EBITDA may have material limitations as performance measures because they exclude items that are necessary elements of our costs and operations.

Because other companies may calculate EBITDA and Corporate EBITDA differently than we do, EBITDA may not be, and Corporate EBITDA as presented in this Report is not, comparable to similarly titled measures reported by other companies.

Borrowings under Hertz's senior credit facilities are a key source of our liquidity. Our ability to borrow under these senior credit facilities depends upon, among other things, the maintenance of a sufficient borrowing base and compliance with the financial ratio covenants based on Corporate EBITDA set forth in the credit agreements for our senior credit facilities. Our senior term loan facility requires us to maintain a specified consolidated leverage ratio and consolidated interest expense coverage ratio based on Corporate EBITDA, while our senior asset-based loan facility requires that a specified consolidated leverage ratio and consolidated fixed charge coverage ratio be maintained for periods during which there is less than $200 million of available borrowing capacity under the senior asset-based loan facility. These financial covenants became applicable to us beginning September 30, 2006, reflecting the four quarter period ending thereon. Failure to comply with these financial ratio covenants would result in a default under the credit agreements for our senior credit facilities and, absent a waiver or an amendment from the lenders, permit the acceleration of all outstanding borrowings under the senior credit facilities. As of September 30, 2007, we performed the calculations associated with the above noted financial covenants and determined that we are in compliance with such covenants.

As of September 30, 2007, we had an aggregate principal amount outstanding of $1,393.0 million and $424.6 million pursuant to our senior term loan facility and our senior asset-based loan facility, respectively. As of September 30, 2007, we are required under the senior term loan facility to have a consolidated leverage ratio of not more than 5.75:1 and a consolidated interest expense coverage ratio of not less than 1.75:1. In addition, under our senior asset-based loan facility, if there is less than $200 million of available borrowing capacity under that facility as of September 30, 2007, we are required to have a consolidated leverage ratio of not more than 5.75:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the four quarters then ended. Under the senior term loan facility, as of September 30, 2007, we had a consolidated leverage ratio of approximately 3.1:1 and a consolidated interest expense coverage ratio of approximately 3.5:1. Since we have maintained sufficient borrowing capacity under our senior asset-based loan facility as of September 30, 2007, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see Note 7 to the Notes to our condensed consolidated financial statements included in this Report as well as Note 3 of the Notes to our audited consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." We have a significant amount of debt. For a discussion of the risks associated with our significant leverage, see "Part II—Item 1A—Risk Factors—Risks Relating to Our Substantial Indebtedness" included elsewhere in this Report.

For purposes of consistency, we have revised our calculation of Corporate EBITDA for 2006 so that the identified extraordinary, unusual or non-recurring gains or losses are consistent with those used in the calculations of certain other

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  non-GAAP measures. The following table reconciles net income to EBITDA and Corporate EBITDA for the three months ended September 30, 2007 and 2006 (in millions of dollars):

	Three Months Ended September 30,
	2007	2006
Net income(1)	$162.7	$107.5
Depreciation and amortization(2)	594.1	531.9
Interest, net of interest income(3)	240.2	249.7
Provision for taxes on income	86.9	51.4

EBITDA(4)	1,083.9	940.5
Adjustments:
Car rental fleet interest	(132.5)	(107.8)
Car rental fleet depreciation	(456.9)	(393.5)
Non-cash expenses and charges(5)	45.9	45.0
Extraordinary, unusual or non-recurring gains or losses(6)	14.7	4.2
Sponsors' fees	—	0.8

Corporate EBITDA	$555.1	$489.2

  (1)
  For the three months ended September 30, 2007 and 2006, net income includes corporate minority interest of $5.5 million and $5.0 million, respectively.

  (2)
  For the three months ended September 30, 2007 and 2006, depreciation and amortization was $496.3 million and $437.6 million, respectively, in our car rental segment and $96.2 million and $93.0 million, respectively, in our equipment rental segment.

  (3)
  For the three months ended September 30, 2007 and 2006, interest, net of interest income, was $135.4 million and $114.4 million, respectively, in our car rental segment and $37.8 million and $38.0 million, respectively, in our equipment rental segment.

  (4)
  The following table reconciles net cash provided by operating activities to EBITDA for the three months ended September 30, 2007 and 2006 (in millions of dollars):

	Three Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$10.6	$96.3
Amortization of debt and debt modification costs	(17.1)	(25.3)
Provision for losses on doubtful accounts	(4.1)	(4.5)
Unrealized loss on derivatives	(7.0)	(2.6)
Unrealized gain on mark-to-market of Euro-denominated debt	—	2.3
Loss on ineffectiveness of interest rate swaps	(17.7)	—
Stock-based employee compensation	(10.5)	(18.9)
Gain on sale of property	9.8	—
Minority interest	(5.5)	(5.0)
Deferred taxes on income	(42.2)	(42.6)
Provision for taxes on income	86.9	51.4
Interest expense, net of interest income	240.2	249.7
Net changes in assets and liabilities	840.5	639.7

EBITDA	$1,083.9	$940.5

  (5)
  For the three months ended September 30, 2007 and 2006, non-cash expenses and charges were $28.5 million and $17.5 million, respectively, in our car rental segment.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of certain non-cash expenses and charges. The adjustments reflect the following (in millions of dollars):

	Three Months Ended September 30,
	2007	2006
Corporate non-cash stock-based employee compensation charges	$7.0	$18.9
Non-cash amortization of debt costs included in car rental fleet interest	28.5	17.5
Corporate non-cash charges for public liability and property damage	2.1	1.7
Corporate non-cash charges for pension	1.3	4.3
Corporate unrealized losses on mark-to-market of Euro-denominated debt	—	—
Corporate unrealized loss on derivatives	7.0	2.6

Total	$45.9	$45.0

  (6)
  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of extraordinary, unusual or non-recurring gains or losses or charges or credits. The adjustments reflect the following (in millions of dollars):

	Three Months Ended September 30,
	2007	2006
Restructuring charges	$16.1	$—
CEO/CFO transition costs	7.8	4.2
Vacation accrual adjustment	(9.2)	—

Total	$14.7	$4.2

Revenues

Total revenues in the three months ended September 30, 2007 of $2,449.6 million increased by 9.3% from $2,240.6 million in the three months ended September 30, 2006.

Revenues from our car rental operations of $1,944.4 million in the three months ended September 30, 2007 increased by $191.1 million, or 10.9%, from $1,753.3 million in the three months ended September 30, 2006. The increase was primarily the result of a 5.5% increase in car rental volume worldwide, a 2.4% increase in rental rate revenue per transaction day, or "RPD," an increase in airport concession recovery fees and the effects of foreign currency translation of approximately $50.4 million.

RPD for worldwide car rental increased 2.4% from the three months ended September 30, 2006, including a 2.7% increase in U.S. RPD and a 1.9% improvement in international RPD. The increase in U.S. RPD is a result of U.S. airport RPD improving 4.8%, reflecting our increased pricing during summer, partly offset by a decline in U.S. off-airport RPD of 1.3%, reflecting the continued growth of longer length, lower RPD business, which has a lower cost profile. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle cost and lower transaction cost at lower RPD. Increasing our penetration in these sectors is consistent with our long term strategy to generate profitable growth.

Revenues from our equipment rental operations of $464.8 million in the three months ended September 30, 2007 increased by $11.9 million, or 2.6%, from $452.9 million in the three months ended September 30, 2006. The increase was due to higher rental volume worldwide and the effects of foreign currency translation of $8.2 million.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Revenues from all other sources of $40.4 million in the three months ended September 30, 2007 increased by $6.0 million, or 17.2%, from $34.4 million in the three months ended September 30, 2006, primarily due to the increase in car rental licensee revenue.

Expenses

Total expenses of $2,194.5 million in the three months ended September 30, 2007 increased by 5.7% from $2,076.7 million in the three months ended September 30, 2006, and total expenses as a percentage of revenues decreased to 89.6% in the three months ended September 30, 2007 compared with 92.7% in the three months ended September 30, 2006.

Direct operating expenses of $1,216.1 million for the three months ended September 30, 2007 increased by $39.3 million, or 3.3%, from $1,176.8 million for the three months ended September 30, 2006. The increase was the result of increases in other direct operating expenses and fleet related expenses.

  Other direct operating expenses increased $30.3 million, or 6.3%. The majority of the increase related to the increase in worldwide rental volume including increases in concession fees in our car rental operations of $14.5 million and commissions of $13.9 million, restructuring charges of $5.5 million and the effects of foreign currency translation of approximately $12.7 million, partly offset by a gain on sale of our Italy headquarters of approximately $9.8 million in 2007.

  Fleet related expenses increased $9.0 million, or 3.1%. The majority of the increase related to the increase in worldwide rental volume and included an increase in self-insurance expense of $6.9 million and the effects of foreign currency translation of approximately $10.6 million, partly offset by a decrease in vehicle damage and maintenance costs of $6.8 million.

  Personnel related expenses increased $0.03 million. The increase primarily related to increases in incentive compensation of $5.3 million and wages of $3.0 million, offset by a decrease in employee vacation accrual resulting from a change in our U.S. vacation policy of which the portion relating to direct operating expense was $7.6 million, and the effects of foreign currency translation of approximately $8.5 million.

Depreciation of revenue earning equipment for our car rental operations of $456.9 million in the three months ended September 30, 2007 increased by 16.1% from $393.5 million in the three months ended September 30, 2006. The increase was primarily due to the higher cost of vehicles in the United States, an increase in average fleet operated, lower net proceeds received in excess of book value on the disposal of used vehicles and the effects of foreign currency translation. Depreciation of revenue earning equipment for our equipment rental operations of $78.1 million in the three months ended September 30, 2007 increased by 5.0% from $74.4 million in the three months ended September 30, 2006 primarily due to an increase in the quantity of equipment operated, as well as lower net proceeds received in excess of book value on the disposal of used equipment.

Selling, general and administrative expenses of $203.2 million in the three months ended September 30, 2007 increased by 11.5% from $182.3 million in the three months ended September 30, 2006. The increase was primarily due to increases in advertising expenses, administrative expenses and the effects of foreign currency translation of approximately $5.4 million. Advertising expenses increased $12.2 million. Administrative expenses increased $7.5 million primarily due to restructuring charges of $10.6 million, increases in the unrealized loss on our Hertz International Ltd., or "HIL," swaptions of $4.4 million and stock-based employee compensation expense of $3.4 million and foreign currency transaction gains of $2.3 million associated with our Euro-denominated debt in the three months ended September 30, 2006, partly offset by stock purchase compensation expense of $13.3 million in 2006.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest expense, net of interest income, of $240.2 million in the three months ended September 30, 2007 decreased by 3.8% from $249.7 million in the three months ended September 30, 2006, primarily due to a decrease in the weighted average debt outstanding, partly offset by a loss resulting from the ineffectiveness of our HVF swaps (defined below) of $17.7 million in 2007, an increase in the weighted average interest rate and a decrease in interest income.

Adjusted Pre-Tax Income (Loss)

Adjusted pre-tax income for our car rental segment of $294.1 million in the three months ended September 30, 2007 increased by 28.6% from $228.7 million in the three months ended September 30, 2006. The increase was primarily due to transaction day improvement and lower total expenses as a percentage of revenues. Adjusted pre-tax income for our equipment rental segment of $109.2 million in the three months ended September 30, 2007 increased by 5.2% from $103.8 million in the three months ended September 30, 2006. The increase was primarily due to increased rental revenue volumes and lower total expenses as a percentage of revenues. Adjusted pre-tax loss for "Corporate and other" of $68.4 million decreased by 18.0% from a loss of $83.4 million in the three months ended September 30, 2006. The decrease was primarily due to decreases in selling, general and administrative expenses and in interest expense.

Provision for Taxes on Income and Minority Interest

The provision for taxes on income of $86.9 million in the three months ended September 30, 2007 increased by 68.8% from $51.4 million in the three months ended September 30, 2006, primarily due to the increase in income before taxes and minority interest and the overall mix of earnings, partly offset by the net change in valuation allowances of $8.1 million in the third quarter of 2007 relating to the realization of deferred tax assets in certain European countries. Based upon the factors noted above, the effective tax rate for the three months ended September 30, 2007 increased to 34.0% from 31.4% in the three months ended September 30, 2006. The results of operations for the three-month period ended September 30, 2007 included $5.7 million of out-of-period adjustments to the tax provision. These adjustments related primarily to the three-month periods ended September 30, 2006 and December 31, 2006, and if recorded, would have had a negative impact on the results of operations for these periods. See Note 5—Taxes on Income.

Minority interest of $5.5 million in the three months ended September 30, 2007 increased $0.5 million from $5.0 million in the three months ended September 30, 2006. The increase was primarily due to an increase in our majority-owned subsidiary Navigation Solutions LLC's net income in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Net Income

We had net income of $162.7 million in the three months ended September 30, 2007, representing a $55.2 million increase from $107.5 million in the three months ended September 30, 2006. The increase in net income was primarily due to higher rental volume in our worldwide car and equipment rental operations, partly offset by higher fleet costs, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on net income was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effects of the Acquisition

The following table summarizes the purchase accounting effects of the Acquisition on our results of operations for the three months ended September 30, 2007 and 2006 (in millions of dollars):

	Three Months Ended September 30,
	2007	2006
Depreciation and amortization of tangible and intangible assets:
Other intangible assets	$15.3	$15.3
Revenue earning equipment	4.6	3.7
Property and equipment	2.1	2.0
Accretion of revalued liabilities:
Discount on debt	1.6	2.3
Workers' compensation and public liability and property damage	1.3	1.3

	$24.9	$24.6

Nine Months ended September 30, 2007 Compared with Nine Months ended September 30, 2006

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statement of operations for the nine months ended September 30, 2007 and 2006 (in millions of dollars):

			Percentage of Revenues
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Car rental	$5,161.2	$4,745.6	78.8%	78.2%
Equipment rental	1,287.4	1,236.2	19.7	20.4
Other	98.2	86.0	1.5	1.4

Total revenues	6,546.8	6,067.8	100.0	100.0

Expenses:
Direct operating	3,495.1	3,384.2	53.4	55.8
Depreciation of revenue earning equipment	1,498.9	1,311.4	22.9	21.6
Selling, general and administrative	586.0	541.7	8.9	8.9
Interest, net of interest income	661.3	672.6	10.1	11.1

Total expenses	6,241.3	5,909.9	95.3	97.4

Income before income taxes and minority interest	305.5	157.9	4.7	2.6
Provision for taxes on income	(107.3)	(69.5)	(1.7)	(1.1)
Minority interest	(14.4)	(12.3)	(0.2)	(0.2)

Net income	$183.8	$76.1	2.8%	1.3%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the nine months ended or as of September 30, 2007 and 2006:

	Nine Months Ended or as of September 30,
	2007	2006
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	21,975	21,057
Domestic	16,395	15,734
International	5,580	5,323
Worldwide transaction days (in thousands)(a)	98,355	93,661
Domestic	67,793	64,963
International	30,562	28,698
Worldwide rental rate revenue per transaction day(a)(b)	$44.78	$44.45
Domestic	$43.91	$43.75
International	$46.72	$46.05
Worldwide average number of company-operated cars during the period	467,100	436,300
Domestic	318,600	297,200
International	148,500	139,100
Adjusted pre-tax income (in millions of dollars)(a)(c)	$484.1	$359.1
Worldwide revenue earning equipment, net (in millions of dollars)	$8,869.1	$8,141.1
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(a)(d)	$1,134.6	$1,090.9
Same store revenue growth(a)	1.9%	20.8%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,237.6	$2,976.0
Adjusted pre-tax income (in millions of dollars)(a)(c)	$271.5	$245.0
Revenue earning equipment, net (in millions of dollars)	$2,720.0	$2,523.3
Other Operating Data:
EBITDA (in millions of dollars)(a)(e)	$2,632.2	$2,323.9
Corporate EBITDA (in millions of dollars)(a)(e)	$1,163.5	$1,013.6

(a)
For further details relating to car rental transaction days, car rental rate revenue per transaction day, adjusted pre-tax income, equipment rental and rental related revenue, equipment rental same store revenue growth and a discussion of our use and presentation of EBITDA and Corporate EBITDA, see "Three Months ended September 30, 2007 Compared with Three Months ended September 30, 2006—Summary."

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(b)
The following table reconciles our car rental revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2006 foreign exchange rates) for the nine months ended September 30, 2007 and 2006 (in millions of dollars, except as noted):

	Nine Months Ended September 30,
	2007	2006
Car rental revenue per statement of operations	$5,161.2	$4,745.6
Non-rental rate revenue	(708.6)	(651.3)
Foreign currency adjustment	(47.8)	69.3

Rental rate revenue	$4,404.8	$4,163.6

Transaction days (in thousands)	98,355	93,661
Rental rate revenue per transaction day (in whole dollars)	$44.78	$44.45
(c)
The following table reconciles income (loss) before income taxes and minority interest by segment to adjusted pre-tax income (loss) by segment for the nine months ended September 30, 2007 and 2006 (in millions of dollars):

	Nine Months Ended September 30, 2007
	Car Rental	Equipment Rental	Corporate and Other
Income (loss) before income taxes and minority interest	$379.2	$224.2	$(297.9)
Adjustments:
Purchase accounting(1)	25.1	42.6	1.3
Non-cash debt charges(2)	53.9	8.3	25.1
Unrealized gain on derivative(3)	—	—	(3.2)
Restructuring charges	46.3	3.4	15.7
Secondary offering costs	—	—	2.0
CEO/CFO transition costs	—	—	11.0
Vacation accrual adjustment(4)	(20.4)	(7.0)	(1.4)

Adjusted pre-tax income (loss)	$484.1	$271.5	$(247.4)

	Nine Months Ended September 30, 2006
	Car Rental	Equipment Rental	Corporate and Other
Income (loss) before income taxes and minority interest	$283.1	$190.3	$(315.5)
Adjustments:
Purchase accounting(1)	17.1	45.8	1.5
Non-cash debt charges(2)	58.9	8.9	9.0
Mark-to-market Euro-denominated debt(5)	—	—	19.2
Interest on HGH debt	—	—	23.8
Gain on sale of swap derivative(6)	—	—	(6.6)
Stock-based compensation charges	—	—	13.3
CEO/CFO transition costs	—	—	5.4

Adjusted pre-tax income (loss)	$359.1	$245.0	$(249.9)

  (1)
  Includes the purchase accounting effects of the Acquisition on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  (2)
  Non-cash debt charges represent the amortization of deferred financing costs and debt discount. For the nine months ended September 30, 2007, also includes $17.7 million associated with the ineffectiveness of our HVF swaps and the write off of $16.1 million of unamortized debt costs associated with a debt modification.

  (3)
  During the nine months ended September 30, 2007, includes unrealized gains on interest rate swaptions.

  (4)
  Represents a decrease in employee vacation accrual during the nine months ended September 30, 2007, relating to a change in our U.S. vacation policy which provides for vacation entitlement to now be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 each year.

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

(d)
The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2006 foreign exchange rates) for the nine months ended September 30, 2007 and 2006 (in millions of dollars):

	Nine Months Ended September 30,
	2007	2006
Equipment rental revenue per statement of operations	$1,287.4	$1,236.2
Equipment sales and other revenue	(140.6)	(147.2)
Foreign currency adjustment	(12.2)	1.9

Rental and rental related revenue	$1,134.6	$1,090.9

(e)
For purposes of consistency, we have revised our calculation of Corporate EBITDA for 2006 so that the identified extraordinary, unusual or non-recurring gains or losses are consistent with those used in the calculations of certain other non-GAAP measures. The following table reconciles net income to EBITDA and Corporate EBITDA for the nine months ended September 30, 2007 and 2006 (in millions of dollars):

	Nine Months Ended September 30,
	2007	2006
Net income(1)	$183.8	$76.1
Depreciation and amortization(2)	1,679.8	1,505.7
Interest, net of interest income(3)	661.3	672.6
Provision for taxes on income	107.3	69.5

EBITDA(4)	2,632.2	2,323.9
Adjustments:
Car rental fleet interest	(320.7)	(304.1)
Car rental fleet depreciation	(1,279.7)	(1,110.1)
Non-cash expenses and charges(5)	82.1	102.6
Extraordinary, unusual or non-recurring gains or losses(6)	49.6	(1.2)
Sponsors' fees	—	2.5

Corporate EBITDA	$1,163.5	$1,013.6

  (1)
  For the nine months ended September 30, 2007 and 2006, net income includes corporate minority interest of $14.4 million and $12.3 million, respectively.

  (2)
  For the nine months ended September 30, 2007 and 2006, depreciation and amortization was $1,401.7 million and $1,245.4 million, respectively, in our car rental segment and $273.3 million and $255.7 million, respectively, in our equipment rental segment.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  (3)
  For the nine months ended September 30, 2007 and 2006, interest, net of interest income, was $328.6 million and $323.2 million, respectively, in our car rental segment and $107.4 million and $101.3 million, respectively, in our equipment rental segment.

  (4)
  The following table reconciles net cash provided by operating activities to EBITDA for the nine months ended September 30, 2007 and 2006 (in millions of dollars):

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$2,213.1	$2,202.8
Amortization of debt costs and debt modification costs	(69.5)	(78.0)
Provision for losses on doubtful accounts	(10.4)	(13.7)
Unrealized gain (loss) on derivatives	3.0	(3.0)
Unrealized loss on mark-to-market of Euro-denominated debt	—	(19.2)
(Loss) gain on ineffectiveness of interest rate swaps	(17.7)	1.0
Stock-based employee compensation	(24.3)	(20.9)
Gain on sale of property	9.8	—
Minority interest	(14.4)	(12.3)
Deferred taxes on income	(58.1)	(61.0)
Provision for taxes on income	107.3	69.5
Interest expense, net of interest income	661.3	672.6
Net changes in assets and liabilities	(167.9)	(413.9)

EBITDA	$2,632.2	$2,323.9

  (5)
  For the nine months ended September 30, 2007 and 2006, non-cash expenses and charges were $51.4 million and $56.8 million, respectively, in our car rental segment and $2.5 million and $0.0 million, respectively, in our equipment rental segment.

  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of certain non-cash expenses and charges. The adjustments reflect the following (in millions of dollars):

	Nine Months Ended September 30,
	2007	2006
Corporate non-cash stock-based employee compensation charges	$20.8	$20.9
Non-cash amortization of debt costs included in car rental fleet interest	52.2	56.8
Non-cash charges for workers' compensation	1.8	—
Corporate non-cash charges for public liability and property damage	7.2	—
Corporate non-cash charges for pension	3.0	2.7
Corporate unrealized losses on mark-to-market of Euro-denominated debt	—	19.2
Corporate unrealized (gain) loss on derivatives	(2.9)	3.0

Total	$82.1	$102.6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  (6)
  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of extraordinary, unusual or non-recurring gains or losses or charges or credits. The adjustments reflect the following (in millions of dollars):

	Nine Months Ended September 30,
	2007	2006
Restructuring charges	$65.4	$—
CEO/CFO transition costs	11.0	5.4
Secondary offering costs	2.0	—
Gain of sale of swap derivative	—	(6.6)
Vacation accrual adjustment	(28.8)	—

Total	$49.6	$(1.2)

Revenues

Total revenues in the nine months ended September 30, 2007 of $6,546.8 million increased by 7.9% from $6,067.8 million in the nine months ended September 30, 2006.

Revenues from our car rental operations of $5,161.2 million in the nine months ended September 30, 2007 increased by $415.6 million, or 8.8%, from $4,745.6 million in the nine months ended September 30, 2006. The increase was primarily the result of a 5.0% increase in car rental volume worldwide, a 0.7% increase in RPD, an increase in airport concession recovery fees and the effects of foreign currency translation of approximately $119.6 million.

RPD for worldwide car rental increased 0.7% from the nine months ended September 30, 2006, including a 0.4% increase in U.S. RPD and a 1.5% improvement in international RPD. The increase in U.S. RPD is a result of U.S. airport RPD improving 1.7%, reflecting our increased pricing during the recent summer, partly offset by a decline in U.S. off-airport RPD of 2.0%, reflecting the continued growth of longer length, lower RPD business, which has a lower cost profile. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle cost and lower transaction cost at lower RPD. Increasing our penetration in these sectors is consistent with our long term strategy to generate profitable growth.

Revenues from our equipment rental operations of $1,287.4 million in the nine months ended September 30, 2007 increased by $51.2 million, or 4.1%, from $1,236.2 million in the nine months ended September 30, 2006. The increase was due to higher rental volume and improved pricing worldwide and the effects of foreign currency translation of $16.2 million.

Revenues from all other sources of $98.2 million in the nine months ended September 30, 2007 increased by $12.2 million, or 14.2%, from $86.0 million in the nine months ended September 30, 2006, primarily due to the increase in car rental licensee revenue.

Expenses

Total expenses of $6,241.3 million in the nine months ended September 30, 2007 increased by 5.6% from $5,909.9 million in the nine months ended September 30, 2006, and total expenses as a percentage of revenues decreased to 95.3% in the nine months ended September 30, 2007 compared with 97.4% in the nine months ended September 30, 2006.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Direct operating expenses of $3,495.1 million for the nine months ended September 30, 2007 increased by $110.9 million, or 3.3%, from $3,384.2 million for the nine months ended September 30, 2006. The increase was the result of increases in other direct operating expenses and fleet related expenses, partly offset by a decrease in personnel related expenses.

  Other direct operating expenses increased $81.5 million, or 5.9%. The majority of the increase related to the increase in worldwide rental volume including increases in concession fees in our car rental operations of $34.8 million and commissions of $25.2 million, restructuring charges of $30.4 million and the effects of foreign currency translation of approximately $32.4 million, partly offset by a gain on sale of our Italy headquarters property of approximately $9.8 million in 2007.

  Fleet related expenses increased $32.2 million, or 4.0%. The majority of the increase related to the increase in worldwide rental volume and included increases in self-insurance of $20.3 million, gasoline costs of $5.1 million and the effects of foreign currency translation of approximately $25.7 million, partly offset by a decrease in vehicle damage and maintenance costs of $10.0 million.

  Personnel related expenses decreased $2.8 million, or 0.2%. The decrease primarily related to a decrease in employee vacation accrual resulting from a change in our U.S. vacation policy of which the portion relating to direct operating expense was $23.6 million, partly offset by increases in wages of $14.4 million, incentive compensation of $5.9 million and the effects of foreign currency translation of approximately $22.6 million.

Depreciation of revenue earning equipment for our car rental operations of $1,279.7 million in the nine months ended September 30, 2007 increased by 15.3% from $1,110.1 million in the nine months ended September 30, 2006. The increase was primarily due to the higher cost of vehicles in the United States, an increase in average fleet operated, lower net proceeds received in excess of book value on the disposal of used vehicles and a $12.2 million net increase in depreciation in our U.S, Canada, International and Puerto Rico car rental operations resulting from changes in depreciation rates to reflect changes in the estimated residual value of vehicles and the effects of foreign currency translation. Depreciation of revenue earning equipment for our equipment rental operations of $219.2 million in the nine months ended September 30, 2007 increased by 8.9% from $201.3 million in the nine months ended September 30, 2006 primarily due to an increase in the quantity of equipment operated, as well as lower net proceeds received in excess of book value on the disposal of used equipment.

Selling, general and administrative expenses of $586.0 million in the nine months ended September 30, 2007 increased by 8.2% from $541.7 million in the nine months ended September 30, 2006. The increase was primarily due to increases in administrative expenses and advertising expenses and the effects of foreign currency translation of approximately $15.6 million. Administrative expenses increased $25.6 million primarily due to restructuring charges of $35.0 million, increases in stock-based employee compensation expense of $15.3 million, consulting fees of $6.5 million and pension costs of $3.3 million and secondary offering costs of $2.0 million, partly offset by foreign currency transaction losses of $19.2 million associated with our Euro-denominated debt in 2006, stock purchase compensation expense of $13.3 million in 2006, an increase in the unrealized gain on our HIL swaptions of $6.0 million and a decrease in employee vacation accrual resulting from a change in our U.S. vacation policy of which the portion relating to administrative expense was $5.0 million. Additionally, advertising expenses increased $18.0 million.

Interest expense, net of interest income, of $661.3 million in the nine months ended September 30, 2007 decreased by 1.7% from $672.6 million in the nine months ended September 30, 2006, primarily due to a decrease in the weighted average debt outstanding, partly offset by an increase in the weighted average

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

interest rate, the ineffectiveness of our HVF swaps of $17.7 million in 2007 and the write off of $16.1 million of unamortized debt costs associated with a debt modification.

Adjusted Pre-Tax Income (Loss)

Adjusted pre-tax income for our car rental segment of $484.1 million in the nine months ended September 30, 2007 increased by 34.8% from $359.1 million in the nine months ended September 30, 2006. The increase was primarily due to transaction day improvement and lower total expenses as a percentage of revenues. Adjusted pre-tax income for our equipment rental segment of $271.5 million in the nine months ended September 30, 2007 increased by 10.8% from $245.0 million in the nine months ended September 30, 2006. The increase was primarily due to increased rental revenue volumes and lower total expenses as a percentage of revenues. Adjusted pre-tax loss for "Corporate and other" of $247.4 million decreased by 1.0% from a loss of $249.9 million in the nine months ended September 30, 2006. The decrease was primarily due to an increase in selling, general and administrative expenses, partly offset by a decrease in interest expense.

Provision for Taxes on Income and Minority Interest

The provision for taxes on income of $107.3 million in the nine months ended September 30, 2007 increased by 54.3% from $69.5 million in the nine months ended September 30, 2006, primarily due the increase in income before taxes and minority interest, partly offset by a lower estimated 2007 full year effective tax rate based upon the overall mix of earnings and the net change in valuation allowances of $8.1 million in the third quarter of 2007 relating to the realization of deferred tax assets in certain European countries. Based upon the factors noted above, the effective tax rate for the nine months ended September 30, 2007 decreased to 35.1% from 44.0% in the nine months ended September 30, 2006. The results of operations for the nine-month period ended September 30, 2007 included $5.7 million of out-of-period adjustments to the tax provision. These adjustments related primarily to the three-month periods ended September 30, 2006 and December 31, 2006, and if recorded, would have had a negative impact on the results of operations for these periods. See Note 5—Taxes on Income.

Minority interest of $14.4 million in the nine months ended September 30, 2007 increased $2.1 million from $12.3 million in the nine months ended September 30, 2006. The increase was primarily due to an increase in our majority-owned subsidiary Navigation Solutions LLC's net income in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Net Income

We had net income of $183.8 million in the nine months ended September 30, 2007, representing a $107.7 million increase from $76.1 million in the nine months ended September 30, 2006. The increase in net income was primarily due to higher rental volume in our worldwide car and equipment rental operations, partly offset by higher fleet costs, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on net income was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effects of the Acquisition

The following table summarizes the purchase accounting effects of the Acquisition on our results of operations for the nine months ended September 30, 2007 and 2006 (in millions of dollars):

	Nine Months Ended September 30,
	2007	2006
Depreciation and amortization of tangible and intangible assets:
Other intangible assets	$45.9	$45.9
Revenue earning equipment	13.2	6.5
Property and equipment	5.9	8.0
Accretion of revalued liabilities:
Discount on debt	5.3	6.5
Workers' compensation and public liability and property damage	4.0	4.0

	$74.3	$70.9

Liquidity and Capital Resources

As of September 30, 2007, we had cash and equivalents of $397.3 million, a decrease of $277.3 million from December 31, 2006. As of September 30, 2007, we had $430.2 million of restricted cash to be used for the purchase of revenue earning vehicles and equipment under our like-kind exchange programs, the repayment of outstanding indebtedness under our fleet debt programs and to satisfy certain of our self-insurance regulatory reserve requirements.

Our domestic and foreign operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Puerto Rico, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the nine months ended September 30, 2007 was $2,213.1 million, an increase of $10.3 million from the nine months ended September 30, 2006. The increase was primarily due to a year-over-year increase in our accounts payable, depreciation of revenue earning equipment and net income, partly offset by a year-over-year increase in receivables and a decrease in accrued liabilities.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. Net cash used in investing activities during the nine months ended September 30, 2007 was $2,977.5 million, an increase of $136.4 million from the nine months ended September 30, 2006. The increase is primarily due to a decrease in proceeds from the disposal of revenue earning equipment and an increase in revenue earning equipment expenditures, partly offset by the year-over-year decrease in restricted cash. For the nine months ended September 30, 2007, our expenditures for revenue earning equipment were $9,569.2 million, partially offset by proceeds from the disposal of such equipment of $6,574.0 million. These assets are purchased by us in accordance with the terms of programs negotiated with car and equipment manufacturers.

For the nine months ended September 30, 2007, our capital expenditures for property and non-revenue earning equipment were $144.1 million. For the nine months ended September 30, 2007, we experienced an increased level of net expenditures for revenue earning equipment and property and equipment compared to the nine months ended September 30, 2006. This increase was primarily due to a decrease in disposal proceeds and an increase in expenditures. For 2007, we expect the level of net expenditures for revenue earning equipment to be higher than 2006 and the level of expenditures for

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

property and non-revenue earning equipment to be similar to that of 2006. See "—Capital Expenditures" below.

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

As of September 30, 2007, we had approximately $13,035.0 million of total indebtedness outstanding. Cash paid for interest during the nine months ended September 30, 2007, was $662.2 million, net of amounts capitalized.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see "Part II—Item 1A—Risk Factors—Risks Related to Our Business—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control" included elsewhere in this Report.

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of the lenders under the Senior ABL Facility, the ABS Program, the International Fleet Debt facilities, the fleet financing facility relating to our car rental fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands, our Brazilian Facility, our Belgian Revolving Credit Facility or our Canadian Fleet Financing Facility, all as described in more detail below. Substantially all of our other assets in the United States are also subject to liens in favor of our lenders under the Senior Credit Facilities, and substantially all of our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under the International Fleet Debt facilities or (in the case of our Canadian HERC business) the Senior ABL Facility. None of these assets will be available to satisfy the claims of our general creditors.

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

Financing

Our "Senior Term Facility" is a secured term loan facility entered into by Hertz in connection with the Acquisition consisting of (a) a maximum borrowing capacity of $2,000 million (which was decreased in February 2007 to $1,400 million), which included a delayed draw facility of $293 million (which was

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

utilized during 2006) and (b) a prefunded synthetic letter of credit facility in an aggregate principal amount of $250 million.

Our "Senior ABL Facility" is a senior asset-based revolving loan facility entered into by Hertz and certain of its U.S. and of its Canadian subsidiaries in connection with the Acquisition with a maximum borrowing capacity of $1,600 million (which was increased in February 2007 to $1,800 million). Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. We refer to the Senior Term Facility and the Senior ABL Facility together as the "Senior Credit Facilities."

Our "Senior Dollar Notes" are the $1,800 million aggregate principal amount of 8.875% Senior Notes due 2014 issued by Hertz in connection with the Acquisition. Our "Senior Euro Notes" are the €225 million aggregate principal amount of 7.875% Senior Notes due 2014 issued by Hertz in connection with the Acquisition. We refer to the Senior Dollar Notes and the Senior Euro Notes together as the "Senior Notes." Our "Senior Subordinated Notes" refer to the $600 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2016 issued by Hertz in connection with the Acquisition.

Our "Promissory Notes" consist of the outstanding untendered senior notes issued under three separate indentures existing prior to the Acquisition. These senior notes have maturities ranging from 2007 to 2028.

Our "U.S. Fleet Debt" consists of approximately $4,300 million of asset-backed securities issued on the Closing Date by Hertz Vehicle Financing LLC, or "HVF," a special purpose entity wholly owned by us, backed by our U.S. car rental fleet, all of which we issued under our existing asset-backed notes program, or the "ABS Program." An additional $600 million of previously issued asset-backed medium term notes, or "Pre-Acquisition ABS Notes," having maturities from 2007 to 2009 remained outstanding under the ABS Program following the closing of the Transactions ($265 million of which have subsequently matured). We have also issued approximately $1,500 million of variable funding notes on the Closing Date in two series under these facilities, none of which were funded on the Closing Date.

Our "International Fleet Debt" consists of the aggregate borrowings of our foreign subsidiaries under asset-based revolving loan facilities entered into by Hertz International Ltd, or "HIL," a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside the United States), together with certain bankruptcy-remote special purpose entities, subject to borrowing bases comprised of rental vehicles, rental equipment, and related assets of certain of our foreign subsidiaries (substantially all of which are organized outside of the United States) or one or more special purpose entities, as the case may be, and rental equipment and related assets of certain of our subsidiaries organized outside North America or one or more special purpose entities, as the case may be. The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in capital lease financings relating to revenue earning equipment outside the International Fleet Debt facilities. During 2007, additional borrowers have acceded to the senior bridge facility agreement under the International Fleet Debt facilities in connection with the expected take-out of the interim facilities entered into at the time of the Acquisition.

Our "Fleet Financing Facility" is a credit agreement entered into by Hertz and its subsidiary, Puerto Ricancars, Inc., or "PR Cars," in September 2006, which provides for a commitment of up to $275 million to finance the acquisition of Hertz's and/or PR Cars fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our "Brazilian Credit Facility" refers to the agreement dated April 4, 2007 amending and restating our Brazilian subsidiary's credit facility (which was originally included under the International Fleet Debt facilities) to, among other things, increase the facility to R$130 million (or $70.6 million, calculated using exchange rates in effect on September 30, 2007) consisting of a R$70 million (or $38.0 million) term loan facility and a R$60 million (or $32.6 million) revolving credit facility. This facility will mature on December 21, 2010.

Our "Canadian Fleet Financing Facility" refers to a Note Purchase Agreement entered into by our Canadian subsidiary, Hertz Canada Limited, and certain of its subsidiaries, on May 30, 2007, with CARE Trust, a special purpose commercial paper conduit administered by Bank of Montreal, and certain related agreements and transactions, in order to establish an asset-backed borrowing facility to provide financing for our Canadian rental car fleet. The new facility refinanced the Canadian portion of the International Fleet Debt facilities. The maximum amount which may be borrowed under the new facility is CAN$400 million (or $401.6 million). The Canadian Fleet Facility matures in May 2012.

Our "Belgian Revolving Credit Facility" consists of a revolving credit facility entered into by our Belgian subsidiary, Hertz Belgium BVBA on June 21, 2007, of up to €23.4 million (or $33.2 million) maturing in December 2010. This facility refinanced the Belgian portion of our International Fleet Debt facilities.

As of September 30, 2007, the aggregate principal amount of $335.0 million (net of $5.3 million discount) of Pre-Acquisition ABS Notes were outstanding and the average interest rate was 3.0%.

As of September 30, 2007, there were $35.9 million of capital lease financings outstanding. These capital lease financings are included in the International Fleet Debt total.

On January 12, 2007, Hertz completed exchange offers for its outstanding Senior Notes and Senior Subordinated Notes whereby over 99% of the outstanding notes were exchanged for a like principal amount of new notes with identical terms that were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-4.

On February 9, 2007, Hertz entered into an amendment to its Senior Term Facility. The amendment was entered into for the purpose of (i) lowering the interest rates payable on the Senior Term Facility by up to 50 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) eliminating certain mandatory prepayment requirements; (iii) increasing the amounts of certain other types of indebtedness that Hertz and its subsidiaries may incur outside of the Senior Term Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior Term Facility. During the nine months ended September 30, 2007, we recorded an expense of $13.9 million, in our consolidated statement of operations, in "Interest, net of interest income," associated with the write off of debt costs in connection with the amendment of the Senior Term Facility. Additionally, in February 2007, we repaid a portion of the Senior Term Facility, bringing the maximum borrowing capacity down from $2,000 million to $1,400 million.

On February 15, 2007, Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries entered into an amendment to its Senior ABL Facility. The amendment was entered into for the purpose of (i) lowering the interest rates payable on the Senior ABL Facility by up to 25 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) increasing the availability under the Senior ABL Facility from $1,600 million to $1,800 million; (iii) extending the term of the commitments under the Senior ABL Facility to February 15, 2012; (iv) increasing the amounts of certain other types of indebtedness that the borrowers and their subsidiaries may incur outside of the Senior ABL Facility; (iv) permitting certain additional asset

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior ABL Facility. During the nine months ended September 30, 2007, we recorded an expense of $2.2 million, in our consolidated statement of operations, in "Interest, net of interest income," associated with the write off of debt costs in connection with the amendment of the Senior ABL Facility.

On March 21, 2007, certain of the agreements relating to the International Fleet Debt facilities were amended and restated for the purpose of, among other things, (i) extending the dates when margins on the facilities are scheduled to step up, subject to satisfaction of interim goals pertaining to the execution of agreements with automobile manufacturers and dealers that are required in connection with the planned securitization of the international car rental fleet and the take-out of the Tranche A1 and Tranche A2 loans; (ii) subject to certain conditions, permitting the financing of value-added tax receivables under the facilities; and (iii) effecting certain technical and administrative changes to the terms of the facilities. Additionally, the intercreditor deed pertaining to the International Fleet Debt facilities was amended to, among other things, remove the Brazilian facility.

On April 4, 2007, our Brazilian subsidiary entered into the Brazilian Credit Facility.

On May 23, 2007, the Senior ABL Facility and the Senior Term Facility were each amended to permit Hertz and its subsidiaries to guarantee obligations in respect to the deferred purchase price of vehicles and all other obligations arising under vehicle supply agreements entered into by Fleetco (Espana), S.L., an entity created to own the Spanish rental car fleet in connection with the pending securitization of the rental car fleets in a number of European countries and Australia. Due to Spanish law considerations, Fleetco (Espana), S.L. is an "orphan" entity which is an indirect subsidiary of a charitable trust. The Senior Credit Facilities generally permit Hertz and its subsidiaries to guarantee obligations of one another but not of unaffiliated entities, subject to certain exceptions.

On May 30, 2007, Hertz Canada Limited and certain of its subsidiaries, entered into the Canadian Fleet Financing Facility.

On June 21, 2007, Hertz Belgium BVBA entered into the Belgian Revolving Credit Facility.

On September 30, 2007, the Senior ABL Facility was amended to add Hertz Canada Equipment Rental Partnership, an Ontario General Partnership, as an additional Canadian Borrower. Hertz Canada Equipment Rental Partnership, whose partners are our wholly owned subsidiary, Matthews Equipment Limited, or "Matthews," and a wholly-owned subsidiary of Matthews, was formed in connection with a reorganization of Matthews and, as part of that reorganization, received title to most of the assets of Matthews.

On October 24, 2007, supplements to the ABS Indenture were amended to increase the maximum non-eligible vehicle amount from 65% to 85% of the adjusted aggregate asset amount, thus effectively increasing the amount of vehicles which are not subject to manufacturer repurchase programs that can be included in the borrowing base under our ABS Program.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Guarantees and Security

Hertz's obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by Hertz Investors, Inc., its immediate parent, and most of its direct and indirect domestic subsidiaries (subject to certain exceptions, including for subsidiaries involved in the U.S. Fleet Debt facility and similar special purpose financings), though Hertz Equipment Rental Corporation does not guarantee Hertz's obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of the Canadian borrowers under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S. Fleet Debt, the International Fleet Debt and, in the case of the Senior ABL Facility, other secured fleet financing). Consequently, these assets will not be available to satisfy the claims of Hertz's general creditors.

The obligations of the borrowers under the International Fleet Debt facilities are guaranteed by Hertz International, Ltd., or "HIL," and by the other borrowers and certain related entities under the applicable tranche, in each case subject to certain legal, tax, cost and other structuring considerations. The obligations and the guarantees of the obligations of the Tranche A borrowers under the Tranche A2 loans are subordinated to the obligations and the guarantees of the obligations of such borrowers under the Tranche A1 loans. Subject to legal, tax, cost and other structuring considerations and to certain exceptions, the International Fleet Debt facilities are secured by a material part of the assets of each borrower, certain related entities and each guarantor, including pledges of the capital stock of each borrower and certain related entities. The obligations of the Tranche A borrowers under the Tranche A2 loans and the guarantees thereof are secured on a junior second priority basis by any assets securing the obligations of the Tranche A borrowers under the Tranche A1 loans and the guarantees thereof. The assets that collateralize the International Fleet Debt facilities will not be available to satisfy the claims of Hertz's general creditors.

The obligations of each of the borrowers under the Fleet Financing Facility are guaranteed by each of Hertz's direct and indirect domestic subsidiaries (other than subsidiaries whose only material assets consist of securities and debt of foreign subsidiaries and related assets, subsidiaries involved in the ABS Program or other similar special purpose financings, subsidiaries with minority ownership positions, certain subsidiaries of foreign subsidiaries and certain immaterial subsidiaries). In addition, the obligations of PR Cars are guaranteed by Hertz. The obligations of Hertz under the Fleet Financing Facility and the other loan documents, including, without limitation, its guarantee of PR Cars' obligations under the Fleet Financing Facility, are secured by security interests in Hertz's rental car fleet in Hawaii and by certain assets related to Hertz's rental car fleet in Hawaii and Kansas, including, without limitation, manufacturer repurchase program agreements. PR Cars' obligations under the Fleet Financing Facility and the other loan documents are secured by security interests in PR Cars' rental car fleet in Puerto Rico and St. Thomas, the U.S. Virgin Islands and by certain assets related thereto.

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

The obligations of Hertz Belgium BVBA under the Belgian Revolving Credit Facility are guaranteed by HIL.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. If we were not in compliance with all of such covenants and such covenants were not cured, a cross default or cross acceleration provision under the debt agreements would cause such debt to become immediately due and payable. As of September 30, 2007, we were in compliance with all of these financial covenants.

Derivatives

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2010. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. HVF paid $44.8 million to reduce the fixed interest rate on the swap from the prevailing market rates to 4.5%. Ultimately, this amount will be recognized as additional interest expense over the remaining terms of the swaps, which range from approximately 1 to 3 years. For the three and nine months ended September 30, 2007, we recorded an expense of $17.7 million in our consolidated statement of operations, in "Interest, net of interest income," associated with the ineffectiveness of our HVF Swaps. The ineffectiveness resulted from a decline in the value of the swaps due to a decrease in forward interest rates along with a decrease in the time value component as we continue to approach the maturity dates of the swaps. As of September 30, 2007, the fair value of our HVF Swaps was $5.8 million, which is reflected in the condensed consolidated balance sheet in "Prepaid expenses and other assets."

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million, and now expire on June 5, 2008. As of September 30, 2007, the fair value of the swaptions was €6.4 million (or $9.1 million), which is reflected in our condensed consolidated balance sheet in "Prepaid expenses and other assets." During the three and nine months ended September 30, 2007, the fair value adjustment related to these swaptions was a loss of $6.9 million and a gain of $3.0 million, respectively, which was recorded in our consolidated statement of operations in "Selling, general and administrative" expenses.

Credit Facilities

As of September 30, 2007, the following credit facilities were available for the use of Hertz and its subsidiaries:

  •
  The Senior Term Facility had approximately $7.1 million available under the letter of credit facility.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  •
  The Senior ABL Facility had the foreign currency equivalent of approximately $1,359.1 million of remaining capacity, all of which was available under the borrowing base limitation and $179.1 million of which was available under the letter of credit facility sublimit.

  •
  The U.S. Fleet Debt had approximately $1,030.0 million of remaining capacity and $42.0 million available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

  •
  The International Fleet Debt facilities had the foreign currency equivalent of approximately $652.2 million of remaining capacity and $233.2 million available under the borrowing base limitation.

  •
  The Fleet Financing Facility had approximately $96.0 million of remaining capacity and $10.5 million available under the borrowing base limitation.

  •
  The Brazilian Credit Facility had the foreign currency equivalent of approximately $11.6 million of remaining capacity and $1.3 million available under the borrowing base limitation.

  •
  The Canadian Fleet Financing Facility had the foreign currency equivalent of approximately $129.0 million of remaining capacity and no amounts available under the borrowing base limitation.

  •
  The Belgian Revolving Credit Facility had the foreign currency equivalent of approximately $6.6 million of remaining capacity, all of which was available under the borrowing base limitation.

As of September 30, 2007, substantially all of our assets are pledged under one or more of the facilities noted above.

Other Factors

Goodwill and Other Intangible Assets Following the Acquisition

We have recognized a significant amount of goodwill and other intangible assets in connection with the Acquisition. We perform an impairment analysis with respect to our goodwill and indefinite-lived intangible assets at least annually, or more frequently if changes in circumstances indicate that the carrying amount of the goodwill or other intangible assets may not be recoverable. If we identify an impairment in goodwill or other intangible assets we may be required to take a charge that could negatively impact our future earnings. We conducted the required annual goodwill and indefinite- lived intangible asset impairment review in the second quarter of 2007 and determined that there was no impairment. Subsequent to performing our annual impairment review with respect to our goodwill and indefinite-lived intangible assets in the second quarter of 2007, we changed the date of these tests to be performed during the fourth quarter of 2007 based on financial information available through October 1, 2007. We believe this change in accounting principle is preferable because the new date more closely aligns with our annual budgeting process and allows for a better estimation of the future cash flows used in the discounted cash flow model we use to test for impairment. The change in accounting principle has no effect on our consolidated financial statements presented herein.

Foreign Currency

Provisions are not made for U.S. income taxes on undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes. Foreign operations have been financed to a substantial extent through loans from local lending sources in the currency of the countries in which such operations are conducted. Car rental operations

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

in foreign countries are, from time to time, subject to governmental regulations imposing varying degrees of currency restrictions. Currency restrictions and other regulations historically have not had a material impact on our operations as a whole.

Capital Expenditures

The following table sets forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds received by quarter for 2007 and 2006 (in millions of dollars):

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2007
First Quarter	$3,333.2	$(2,243.2)	$1,090.0	$37.6	$(9.4)	$28.2
Second Quarter	3,817.6	(2,061.9)	1,755.7	59.7	(15.0)	44.7
Third Quarter	2,418.4	(2,268.9)	149.5	46.8	(24.1)	22.7

Total	$9,569.2	$(6,574.0)	$2,995.2	$144.1	$(48.5)	$95.6

2006
First Quarter	$3,862.1	$(2,591.3)	$1,270.8	$64.7	$(19.8)	$44.9
Second Quarter	3,678.2	(2,308.2)	1,370.0	65.9	(8.7)	57.2
Third Quarter	1,814.5	(2,099.0)	(284.5)	50.5	(19.3)	31.2
Fourth Quarter	2,066.1	(2,556.5)	(490.4)	42.8	(16.3)	26.5

Total Year	$11,420.9	$(9,555.0)	$1,865.9	$223.9	$(64.1)	$159.8

Revenue earning equipment expenditures in our car rental operations were $8,983.7 million and $8,563.2 million for the nine months ended September 30, 2007 and 2006, respectively. Revenue earning equipment expenditures in our equipment rental operations were $585.5 million and $791.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Revenue earning equipment expenditures in our car rental and equipment rental operations for the nine months ended September 30, 2007 increased by 4.9% and decreased by 26.0%, respectively, compared to the nine months ended September 30, 2006. The increase in our car rental operations revenue earning equipment expenditures is primarily the result of higher rental volume during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The decrease in our equipment rental operations revenue earning equipment expenditures is primarily due to reduced spending on earth moving equipment as a result of slowing non-residential construction growth and our efforts to age our rental fleet during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Property and equipment expenditures in our car rental operations were $100.2 million and $131.5 million for the nine months ended September 30, 2007 and 2006, respectively. Property and equipment expenditures in our equipment rental operations were $42.2 million and $47.4 million for the nine months ended September 30, 2007 and 2006, respectively. Property and equipment expenditures in our "corporate and other" activities were $1.7 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively.

Property and equipment expenditures in our car rental and equipment rental operations and in "corporate and other" for the nine months ended September 30, 2007 decreased by 23.8%, 11.0% and 22.7%, respectively, compared to the nine months ended September 30, 2006.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For the nine months ended September 30, 2007, we experienced a level of net expenditures for revenue earning equipment and property and equipment higher than our net expenditures in the nine months ended September 30, 2006. This increase was primarily due to a decrease in disposal proceeds and an increase in expenditures.

Off-Balance Sheet Commitments

As of September 30, 2007 and December 31, 2006, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Sponsors; Directors

On the Closing Date, Hertz entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings' stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, Hertz Holdings' stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We also entered into indemnification agreements with each of our directors in connection with the initial public offering of our common stock in November 2006. We do not believe that these indemnifications are reasonably likely to have a material impact on us.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our condensed consolidated financial statements. As of September 30, 2007 and December 31, 2006, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in "Accrued liabilities" were $2.7 million and $3.7 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Risk Management

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see "Item 1—Business—Risk Management" in our Form 10-K.

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

Interest Rate Risk

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF and Hertz entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2010. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations.

In connection with the remaining €7.6 million untendered balance of our Euro-denominated medium term notes, we entered into an interest rate swap agreement on December 21, 2005, effective January 16, 2006 and maturing on July 16, 2007. The purpose of this interest rate swap was to lock in the interest cash outflows at a fixed rate of 4.1% on the variable rate Euro-denominated medium term notes. On June 30, 2007, the remaining notes outstanding and related interest rate swap agreements pursuant to the Euro-denominated medium term notes program were repaid in full and expired, respectively.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, and now expire on June 5, 2008.

See Note 7 to the Notes to our condensed consolidated financial statements included in this Report and Notes 3, 13 and 16 to the Notes to our audited annual consolidated financial statements included in our Form 10-K.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of September 30, 2007, our net income would decrease by an estimated $18.4 million over a twelve-month period.

Consistent with the terms of the agreements governing the respective debt obligations, we may hedge a portion of the floating rate interest exposure under the Senior Credit Facilities and the U.S. and International Fleet Debt facilities to provide protection in respect of such exposure.

Foreign Currency Risk

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to currency option contracts are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of September 30, 2007 were approximately $0.5 million and we limit counterparties to financial institutions that have strong credit ratings.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans. The forward rate is reflected in the intercompany loan rate to the subsidiaries, and as a result, the forward contracts have no material impact on our results of operations.

In connection with the Transactions, we issued €225 million of unhedged Senior Euro Notes. Prior to October 1, 2006, our Senior Euro Notes were not designated as a net investment hedge of our Euro-denominated net investments in our foreign operations. For the three and nine months ended September 30, 2006, we incurred unrealized exchange transaction gain of $2.3 million and unrealized exchange transaction loss of $19.2 million, respectively, resulting from the translation of these Euro-denominated notes into the U.S. dollar, which are recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our foreign operations. As a result of this net investment hedge designation, as of September 30, 2007, $20.6 million of losses, which are net of taxes of $13.5 million, attributable to the translation of our Senior Euro Notes into the U.S. dollar, are recorded in our condensed consolidated balance sheet in "Accumulated other comprehensive income."

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Inflation

The increased acquisition cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Like-Kind Exchange Program

In January 2006, we implemented a like-kind exchange program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in a material deferral of federal and state income taxes for fiscal 2006 and for the nine months ended September 30, 2007. A like-kind exchange program for HERC has been in place for several years. We cannot, however, offer assurance that the expected tax deferral will be achieved or that the relevant law concerning the programs will remain in its current form. In addition, the benefit of deferral is subject to recapture, if, for example, there were a material downsizing of our fleet.

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 5 of the Notes to our consolidated financial statements included in our Form 10-K. Based on present assumptions, 2007 worldwide pre-tax pension expense is expected to be approximately $36.0 million, which is an increase of $0.4 million from 2006. The increase in expense compared to 2006 and the settlement charges recognized in the first and third quarters of 2007 have been largely offset by a curtailment gain of $5.1 million recognized in the second quarter of 2007. To the extent that there are layoffs affecting a significant number of employees covered by any pension plan worldwide, 2007 expense could vary significantly because of further charges or credits.

We review our pension assumptions regularly and from time to time make contributions beyond those legally required. For example, no discretionary contributions were made to our U.S. qualified plan in the year ended December 31, 2006 and a $28.0 million discretionary contribution was made to our U.S. qualified plan for the year ended December 31, 2005. After giving effect to these contributions, based on current interest rates and on our return assumptions and assuming no additional contributions, we do not expect to be required to pay any variable-rate premiums to the Pension Benefit Guaranty Corporation before 2010. For the year ended December 31, 2006, we contributed $28.8 million to our worldwide pension plans, including a discretionary contribution of $15.6 million to our U.K. defined benefit pension plan and benefit payments made through unfunded plans. For the nine months ended September 30, 2007, we contributed $24.9 million to our funded worldwide pension plans, including benefit payments made through unfunded plans.

We participate in various "multiemployer" pension plans administrated by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

a liability on our condensed consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we may decide to discontinue participation in a plan, and in that event we could face a withdrawal liability. Some multiemployer plans, including one in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 to the Notes to our condensed consolidated financial statements included in this Report.

Other Financial Information

The interim financial information included in this Report has not been audited by PricewaterhouseCoopers LLP, or "PwC." In reviewing this interim financial information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, reliance on their reports on this information should be restricted. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on the interim financial information because their reports do not constitute "reports" or "parts" of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        There is no material change in the information reported under "Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. See "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks."

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

The following describes new legal proceedings which were not described in our Form 10-K for the fiscal year ended December 31, 2006:

On May 3, 2007, Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation was commenced in the District Court of Wyandotte County, Kansas. Fun Services purports to be a class action on behalf of all persons in Kansas and throughout the United States who on or after four years prior to the filing of the action were sent facsimile messages of advertising materials relating to the availability of property, goods or services by HERC and who did not provide express permission for sending such faxes. The plaintiff asserts violations of the Telephone Consumer Protection Act, 47 U.S.C. Section 227, and common law conversion and the plaintiff is seeking damages and costs of suit. In June 2007, we removed this action to the United States District Court for the District of Kansas.

On September 25, 2007, we filed a second lawsuit, also captioned The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. in the United States District Court for the District of Massachusetts. In this second lawsuit—the patent action—we seek a declaratory judgment that a newly issued patent to The Crawford Group, Inc. is not infringed by Hertz and is invalid and unenforceable. On October 9, 2007, we filed an amended complaint in the similarly captioned lawsuit that had been filed in February of 2007—the antitrust action—and we also filed a motion to consolidate the antitrust action and the patent action. In November 2007, the court granted our motion to consolidate the two actions.

The following recent developments pertaining to legal proceedings described in our Form 10-K for the fiscal year ended December 31, 2006 are furnished on a supplemental basis:

On July 24, 2007, the court granted our motion to dismiss in Marlena Guerra, Individually and on behalf of all other similarly situated persons, v. The Hertz Corporation and ordered the plaintiff's complaint be dismissed with prejudice.

In August 2007, we filed a motion for summary judgment in Keith Kochner, individually and on behalf of all similarly situated persons, v. The Hertz Corporation.

In September 2007, the court denied our motion to dismiss in Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company. We thereafter filed a motion for certification seeking to have the interpretation of Nevada Revised Statutes Section 482.31575 certified to the Nevada Supreme Court or, in the alternative, to the United States Court of Appeals for the Ninth Circuit. In October 2007, we answered the complaint.

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

The markets in which we operate are highly competitive. See "Item 1—Business—Worldwide Car Rental—Competition" and "Item 1—Business—Equipment Rental—Competition" included in our Form 10-K. We believe that price is one of the primary competitive factors in the car and equipment rental markets. Our competitors, some of whom may have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that we match competitors' downward pricing, it could have a material adverse impact on our results of operations. To the extent that we do not match or remain within a reasonable competitive distance from our competitors' pricing, it could also have a material adverse impact on our results of operations, as we may lose rental volume. The Internet has increased pricing transparency among car rental companies by enabling cost-conscious customers, including business travelers, to more easily obtain the lowest rates available from car rental companies for any given trip. This transparency may increase the prevalence and intensity of price competition in the future.

Our car rental business is dependent on the air travel industry, and disruptions in air travel patterns could harm our business.

We estimate that approximately 69% of our worldwide car rental revenues during the nine months ended September 30, 2007 were generated at our airport rental locations. Significant capacity reductions or airfare increases (e.g., due to an increase in fuel costs) could result in reduced air travel and have a material adverse effect on our results of operations. In addition, any event that disrupts or reduces business or leisure air travel could have a material adverse effect on our results of operations. In particular, deterioration in the economic condition of U.S. and international airlines could exacerbate reductions in air travel. Other events that impact air travel could include work stoppages, military conflicts, terrorist incidents, natural disasters, epidemic diseases, or the response of governments to any of these events. For example, shortly before the September 11, 2001 terrorist attacks, we estimated that

ITEM 1A.    Risk Factors (Continued)

we would earn a pre-tax profit of approximately $250 million in 2001; by contrast, our actual pre-tax profit for 2001 was only approximately $3 million, and we continued to feel the adverse effects of the attacks well into the following year. On a smaller scale, the 2003 outbreak of Severe Acute Respiratory Syndrome, or "SARS," in the Toronto, Canada area and parts of Asia, significantly reduced our 2003 results of operations in Canada.

Our business is highly seasonal, and a disruption in rental activity during our peak season could materially adversely affect our results of operations.

Certain significant components of our expenses, including real estate taxes, rent, utilities, maintenance and other facility-related expenses, the costs of operating our information systems and minimum staffing costs, are fixed in the short-run. Seasonal changes in our revenues do not alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher and lower profitability in periods when our revenues are lower. The second and third quarters of the year have historically been our strongest quarters due to their increased levels of leisure travel and construction activity. In 2006, the second and third quarters accounted for approximately 25% and 28% of total revenues and 29% and 82% of income before income taxes and minority interest, respectively. Any occurrence that disrupts rental activity during the second or third quarters could have a disproportionately material adverse effect on our liquidity and/or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included elsewhere in this Report.

We may not be successful in our business strategy to expand into the off-airport rental market, including marketing to replacement renters and insurance companies that reimburse or pay for such rentals.

We have been increasing our presence in the off-airport car rental market in the United States. We intend to pursue profitable growth opportunities in the off-airport market. We expect to do this through a combination of selected new location openings, a disciplined evaluation of existing locations and the pursuit of same-store sales growth. In order to increase revenues at our existing and any new off-airport locations, we will need to successfully market to insurance companies and other companies that provide rental referrals to those needing cars while their vehicles are being repaired or are temporarily unavailable for other reasons, as well as to the renters themselves. This could involve a significant number of additional off-airport locations or strategic changes with respect to our existing locations. We incur minimal non-fleet costs in opening our new off-airport locations, but new off-airport locations, once opened, take time to generate their full potential revenues. As a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operation. See "Item 1—Business—Worldwide Car Rental—Operations" included in our 10-K. The results of this strategy and the success of our implementation of this strategy will not be fully known for a number of years. If we are unable to grow profitably in our off-airport network, properly react to changes in market conditions or successfully market to replacement renters and the insurance companies covering the cost of their rentals, our financial condition, results of operations and cash flows could be materially adversely affected.

We face risks of increased costs of cars and of decreased profitability, including as a result of limited supplies of competitively priced cars.

We believe we are one of the largest private sector purchasers of new cars in the world for our rental fleet, and during the twelve months ended September 30, 2007, our approximate average holding period for a rental car was eleven months in the United States and nine months in our international car rental

ITEM 1A.    Risk Factors (Continued)

operations. In recent years, the average cost of new cars has increased. In the United States, 2007 model year program vehicle depreciation costs rose approximately 15% and per-car depreciation costs for 2007 model year U.S. risk cars declined. As a consequence of those changes in per-car costs, as well as the larger proportion of our U.S. fleet we have purchased as risk cars and other actions we have taken to mitigate program car cost increases, our net per-car depreciation costs for 2007 model year cars in the United States have increased by less than 3% from our net per-car depreciation costs for 2006 model year U.S. cars. We expect 2008 model year vehicle depreciation costs in the United States to increase 3% to 5%. We may not be able to offset these car cost increases to a degree sufficient to maintain our profitability.

Historically, we have purchased more of the cars we rent from Ford than from any other automobile manufacturer. Over the five years ended December 31, 2006, approximately 47% of the cars acquired by us for our U.S. car rental fleet, and approximately 32% of the cars acquired by us for our international fleet, were manufactured by Ford and its subsidiaries, which represented the largest percentage of any automobile manufacturer during that period. During the twelve months ended September 30, 2007, approximately 23% of the cars acquired by us domestically were manufactured by Ford and its subsidiaries and approximately 26% of the cars acquired by us for our international fleet were manufactured by Ford and its subsidiaries. Under our Master Supply and Advertising Agreement with Ford, Ford has agreed to develop fleet offerings in the United States that are generally competitive with terms and conditions of similar offerings by other automobile manufacturers. The Master Supply and Advertising Agreement expires in 2010. See Note 14 to our condensed consolidated financial statements included elsewhere in this Report. We cannot assure you that we will be able to extend the Master Supply and Advertising Agreement beyond its current term or enter into similar agreements at reasonable terms. In the future, we expect to buy a smaller proportion of our car rental fleet from Ford than we have in the past. If Ford does not offer us competitive terms and conditions, and we are not able to purchase sufficient quantities of cars from other automobile manufacturers on competitive terms and conditions, then we may be forced to purchase cars at higher prices, or on terms less competitive, than for cars purchased by our competitors. Historically, we have also purchased a significant percentage of our car rental fleet from General Motors Corporation, or "General Motors." Over the five years ended December 31, 2006, approximately 19% of the cars acquired by us for our U.S. car rental fleet, and approximately 15% of the cars acquired by us for our international fleet, were manufactured by General Motors. During the twelve months ended September 30, 2007, approximately 30% of the cars acquired by our U.S. car rental fleet, and approximately 15% of the cars acquired by us for our international fleet, were manufactured by General Motors.

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

For the twelve months ended September 30, 2007, approximately 52% of the cars purchased in our combined U.S. and international car rental fleet were subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, car

ITEM 1A.    Risk Factors (Continued)

manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition and mileage requirements. These repurchase and guaranteed depreciation programs limit the risk to us that the market value of a car at the time of its disposition will be less than its estimated residual value at such time. We refer to this risk as "residual risk." For this reason, cars purchased by car rental companies under repurchase and guaranteed depreciation programs are sometimes referred to by industry participants as "program" cars. Conversely, those cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk are sometimes referred to as "risk" cars.

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

The percentage of our car rental fleet subject to repurchase or guaranteed depreciation programs has substantially decreased due primarily to changes in the terms offered by automobile manufacturers under repurchase programs. Accordingly, we are now bearing increased risk relating to the residual market value and the related depreciation on our car rental fleet and must use different rotational techniques to accommodate our seasonal peak demand for cars.

Repurchase and guaranteed depreciation programs generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. This flexibility has been reduced as the percentage of program cars in our car rental fleet has decreased materially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" included elsewhere in this Report.

In the future, car manufacturers could modify or eliminate their repurchase or guaranteed depreciation programs or change their return policies (which include condition, mileage and holding period requirements for returned cars) from one program year to another to make it disadvantageous to acquire certain cars. Any such modification or elimination would increase our exposure to the risks described in the preceding paragraphs. In addition, because we obtain a portion of our financing in reliance on repurchase and guaranteed depreciation programs, the modification or elimination of those programs, or the associated return policies, by manufacturers or significant adverse changes in the financial condition of manufacturers could make some vehicle-related debt financing more difficult to obtain on reasonable terms. See "—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

We could be harmed by a decline in the results of operations or financial condition of the manufacturers of our cars, particularly if they are unable, or reject their obligations, to repurchase program cars from us or to guarantee the depreciation of program cars.

In the past several years, Ford and General Motors, which are the principal suppliers of cars to us on both a program and risk basis, have experienced deterioration in their operating results and significant declines in their credit ratings. A severe or persistent decline in the results of operations or financial

ITEM 1A.    Risk Factors (Continued)

condition of a manufacturer of cars that we own could reduce the cars' residual values, particularly to the extent that the manufacturer unexpectedly announced the eventual elimination of its models or nameplates or ceased manufacturing them altogether. Such a reduction could cause us to sustain a loss on the ultimate sale of risk cars, on which we bear the risk of such declines in residual value, or require us to depreciate those cars on a more rapid basis while we own them.

In addition, if a decline in results or conditions were so severe as to cause a manufacturer to default on an obligation to repurchase or guarantee the depreciation of program cars we own, or to cause a manufacturer to commence bankruptcy reorganization proceedings, and reject its repurchase or guaranteed depreciation obligations, we would have to dispose of those program cars without the benefits of the associated programs. This could significantly increase our expenses. In addition, disposing of program cars following a manufacturer default or rejection of the program in bankruptcy could result in losses similar to those associated with the disposition of cars that have become ineligible for return or sale under the applicable program. Such losses could be material if a large number of program cars were affected. For example, we estimate that if Ford Motor Company, but not its subsidiaries, were to file for bankruptcy reorganization and reject all its commitments to repurchase program cars from us, we would sustain material losses, which could be as high as over $200 million, upon disposition of those cars. A reduction in the number of program cars that we buy would reduce the magnitude of this exposure, but it would simultaneously increase our exposure to residual value risk. See "—We face risks related to decreased acquisition or disposition of cars through repurchase and guaranteed depreciation programs."

Any default or reorganization of a manufacturer that has sold us program cars might also leave us with a substantial unpaid claim against the manufacturer with respect to program cars that were sold and returned to the car manufacturer but not paid for, or that were sold for less than their agreed repurchase price or guaranteed value. For the twelve months ended September 30, 2007, outstanding month-end receivables for cars sold to manufacturers were as much as $805 million, with the highest amount for a single manufacturer being $204 million owed by Ford. A decline in the economic and business prospects of car manufacturers, including any economic distress impacting the suppliers of car components to manufacturers, could also cause manufacturers to raise the prices we pay for cars or reduce their supply to us. In addition, events negatively affecting the car manufacturers could affect how much we may borrow under our asset-backed financing. See "—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

We may not be successful in implementing our strategy of reducing operating costs and our cost reduction initiatives may have other adverse consequences.

We are implementing initiatives to reduce our operating expenses. These initiatives include headcount reductions, business process outsourcing, business process re-engineering and internal reorganization, as well as other expense controls. We cannot assure you that we will be able to implement our cost reduction initiatives successfully, or at all. In the nine months ended September 30, 2007, we incurred $65.4 million of costs relating to our cost reduction initiatives, and we anticipate incurring further expenses throughout the year, some of which may be material in the period in which they are incurred.

Even if we are successful in our cost reduction initiatives, we may face other risks associated with our plans, including declines in employee morale, the level of customer service we provide, the efficiency of our operations or the effectiveness of our internal controls. In addition, investors or securities analysts who cover the common stock of Hertz Holdings may not agree with us that these changes are beneficial,

ITEM 1A.    Risk Factors (Continued)

and our stock price may decline as a result. Any of these risks could materialize and therefore may have a material adverse impact on our results of operations, financial condition and cash flows.

Our business process outsourcing initiatives may increase our reliance on third-party contractors and expose our business to harm upon the termination or disruption of our third-party contractor relationships.

Our strategy to increase profitability by reducing our costs of operations includes the implementation of business process outsourcing initiatives. As a result, our future operations may increasingly rely on third-party outsourcing contractors to provide services that we currently perform internally. Any disruption, termination, or substandard provision of these outsourced services could adversely affect our brand, customer relationships, operating results and financial condition. Also, if a third-party outsourcing contractor relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable. In addition, in the event a third-party outsourcing relationship is terminated and we are unavailable to replace it, there is also a risk that we may no longer have the capabilities to perform these services internally.

Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. In connection with the Acquisition, a bankruptcy remote special purpose entity wholly owned by us issued approximately $4,300 million of new debt (plus an additional $1,500 million in the form of variable funding notes issued but not funded at the closing of the Acquisition) backed by our U.S. car rental fleet under our ABS program. In addition, we issued $600 million of medium term notes backed by our U.S. car rental fleet, or the "pre-Acquisition ABS Notes," prior to the Acquisition, which remained outstanding following the Acquisition. As part of the Acquisition, various of our non-U.S. subsidiaries and certain special purpose entities issued approximately $1,781 million of debt under our International Fleet Debt, which are secured by rental vehicles and related assets of certain of our subsidiaries (all of which are organized outside the United States) or by rental equipment and related assets of certain of our subsidiaries organized outside North America, as well as (subject to certain limited exceptions) substantially all our other assets outside North America. The asset-backed debt issued in connection with the Transactions has expected final payment dates ranging from 2008 to 2010 and the pre-Acquisition ABS Notes have expected final payment dates ranging from 2008 to 2009. Based upon these repayment dates, this debt will need to be refinanced within the next three years. Recent turmoil in the credit markets has reduced the availability of debt financing. Consequently, if our access to asset-backed financing were reduced or were to become significantly more expensive for any reason, including as a result a deterioration in the markets for asset- backed securities, we cannot assure you that we would be able to refinance or replace our existing asset- backed financing or continue to finance new car acquisitions through asset-backed financing on favorable terms, or at all.

Our asset-backed financing capacity could be decreased, or financing costs and interest rates could be increased, as a result of risks and contingencies, many of which are beyond our control, including, without limitation:

  •
  the acceptance by credit markets of the structures and structural risks associated with our asset-backed financing programs, particularly in light of recent developments in the markets for mortgage-backed securities;

ITEM 1A.    Risk Factors (Continued)

  •
  rating agencies that provide credit ratings for our asset-backed indebtedness, third party credit enhancers that insure our asset-backed indebtedness or other third parties requiring changes in the terms and structure of our asset-backed financing, including increased credit enhancement (i) in connection with the incurrence of additional or refinancing of existing asset-backed debt, (ii) upon the occurrence of external events, such as changes in general economic and market conditions or further deterioration in the credit ratings of our principal car manufacturers, including Ford and General Motors, or (iii) or otherwise;

  •
  the terms, availability and credit market acceptance of third party credit enhancement at the time of the incurrence of additional or refinancing of existing asset-backed debt;

  •
  the insolvency or deterioration of the financial condition of one or more of the third party credit enhancers that insure our asset-backed indebtedness;

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

Most of our asset-backed debt outside the United States was issued under an interim facility which provided for increased margins if the debt was not refinanced by March 21, 2007. We are in the process of negotiating new financing facilities to enable us to refinance this debt. However, we cannot assure you that these efforts will be successful or, if they are successful, that the new facilities will enable us to finance our operations at rates which are as favorable to us as those of the existing facility. On March 21, 2007, the existing facility was amended and restated to, among other things, modify the provisions which provide for increased margins. The effect of these changes has been to reduce or eliminate the adverse consequences of these provisions to us for an interim period that will end on December 21, 2007 in order to give us additional time to refinance the interim facility. As a result of the changes, there was no increase in margins on March 21, 2007. We cannot assure you that we will be able to refinance the interim facility on acceptance terms, if at all.

Fluctuations in fuel costs or reduced supplies could harm our business.

We could be adversely affected by limitations on fuel supplies, the imposition of mandatory allocations or rationing of fuel or significant increases in fuel prices. A severe or protracted disruption of fuel supplies

ITEM 1A.    Risk Factors (Continued)

or significant increases in fuel prices could have a material adverse effect on our financial condition and results of operations, either by directly interfering with our normal activities or by disrupting the air travel on which a significant portion of our car rental business relies. See "—Our car rental business is dependent on the air travel industry, and disruptions in air travel patterns could harm our business."

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

We rely heavily on information systems to accept reservations, process rental and sales transactions, manage our fleets of cars and equipment, account for our activities and otherwise conduct our business. We have centralized our information systems in two redundant facilities in Oklahoma City, Oklahoma, and we rely on communications service providers to link our systems with the business locations these systems serve. A simultaneous loss of both facilities, or a major disruption of communications between the systems and the locations they serve, could cause a loss of reservations, interfere with our ability to manage our fleet, slow rental and sales processes and otherwise materially adversely affect our ability to manage our business effectively. If we outsource key business processes in the future, the outsourcing service providers may concentrate their activities on our behalf at a small number of locations, entailing similar, or potentially even greater, risks. Our systems back-up plans, business continuity plans and insurance programs are designed to mitigate such a risk, not to eliminate it. In addition, because our systems contain information about millions of individuals and businesses, our failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenues, increased costs and other material adverse effects on our results of operations.

The concentration of our reservations, accounting and information technology functions at a limited number of facilities in Oklahoma, Alabama and Ireland creates risks for us.

We have concentrated our reservations functions for the United States in two facilities, one in Oklahoma City, Oklahoma, and one in Saraland (Mobile County), Alabama, and we have concentrated our accounting functions for the United States in two facilities in Oklahoma City. Similarly, we have concentrated reservations and accounting functions for our European operations in a single facility near Dublin, Ireland. In addition, our major information systems are centralized in two of our facilities in Oklahoma City. A disruption of normal business at any of our principal facilities in Oklahoma City, Saraland or Dublin, whether as the result of localized conditions (such as a fire or explosion) or as the result of events or circumstances of broader geographic impact (such as an earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and systems activities. If we outsource key business processes in the future, the outsourcing service providers may concentrate their activities on our behalf at a small number of locations, entailing similar, or potentially even greater, risks. Our

ITEM 1A.    Risk Factors (Continued)

systems designs, business continuity plans and insurance programs are designed to mitigate those risks, not to eliminate them, and this is particularly true with respect to events of broad geographic impact.

Claims that the software products and information systems that we rely on are infringing on the intellectual property rights of others could increase our expenses or inhibit us from offering certain services, which could adversely affect our results of operations.

A number of entities, including some of our competitors, have sought, or may in the future obtain, patents and other intellectual property rights that cover or affect software products and other components of information systems that we rely on to operate our business. For example, Enterprise Rent-A-Car Company, or "Enterprise," has asserted that certain systems we use to conduct insurance replacement rentals would infringe on patent rights it would obtain if it were granted certain patents for which it had applied. Enterprise has subsequently been issued a patent pursuant to that application.

Litigation may be necessary to determine the validity and scope of third-party rights or to defend against claims of infringement. If a court determines that one or more of the software products or other components of information systems we use infringe on intellectual property owned by others or we agree to settle such a dispute, we may be liable for money damages. In addition, we may be required to cease using those products and components unless we obtain licenses from the owners of the intellectual property, redesign those products and components in such a way as to avoid infringement or cease altogether the use of those products and components. Each of these alternatives could increase our expenses materially or impact the marketability of our services. Any litigation, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business. In addition, a third-party intellectual property owner might not allow us to use its intellectual property at any price, or on terms acceptable to us, which could materially affect our competitive position and our results of operations. For example, if Enterprise were to pursue and prevail on claims of infringement similar to those it has previously asserted, it could have a material adverse effect on our insurance replacement business and, in turn, our off-airport business. We have already commenced litigation against Enterprise with respect to its patents and claims it has made. See "Part II—Item 1—Legal Proceedings" included elsewhere in this Report.

The misuse or theft of information we possess could harm our reputation or competitive position, adversely affect the price at which shares of our common stock trade or give rise to material liabilities.

We possess non-public information with respect to millions of individuals, including our customers and our current and former employees, and thousands of businesses, as well as non-public information with respect to our own affairs. The misuse or theft of that information by either our employees or third parties could result in material damage to our brand, reputation or competitive position or materially affect the price at which shares of our common stock trade. In addition, depending on the type of information involved, the nature of our relationship with the person or entity to which the information relates, the cause and the jurisdiction whose laws are applicable, that misuse or theft of information could result in governmental investigations or material civil or criminal liability. The laws that would be applicable to such a failure are rapidly evolving and becoming more burdensome. See "—Changes in the U.S. and foreign legal and regulatory environment that impact our operations, including laws and regulations relating to the insurance products we sell, customer privacy, data security, insurance rates and expenses we pass through to customers by means of separate charges, could disrupt our business, increase our expenses or otherwise could have a material adverse effect on our results of operations."

ITEM 1A.    Risk Factors (Continued)

If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business, or have an adverse effect on our results of operations.

We intend to pursue growth and may from time to time consider opportunistic acquisitions, which may be significant. Any future acquisition would involve numerous risks including, without limitation:

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

A substantial number of our airport concession agreements, as well as certain of our other agreements with third parties, require the consent of the airports' operators or other parties in connection with any change in ownership of us. Changes in ownership of us could also require the approval of other governmental authorities (including insurance regulators, regulators of our retail used car sales activities and antitrust regulators), and we cannot offer assurance that those approvals would be obtained on terms acceptable to us. If our owners were to proceed to change their ownership of us without obtaining necessary approvals, or if significant conditions on our operations were imposed in connection with obtaining such approvals, our ability to conduct our business could be impaired, resulting in a material adverse effect on our results of operations and financial condition.

We face risks related to liabilities and insurance.

Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the cars and equipment rented or sold by us and for workers' compensation claims and other employment-related claims by our employees. Currently, we generally self-insure up to $10 million per occurrence in the United States and Europe for vehicle and general liability exposures and maintain insurance with unaffiliated carriers in excess of such levels up to $100 million per occurrence, or in the case of equipment rental in Europe and international operations outside of Europe, in such lower amounts as we deem adequate given the risks. We cannot assure you that we will not be exposed to uninsured liability at levels in excess of our historical levels resulting from multiple payouts or otherwise, that liabilities in respect of existing or future claims will not exceed the level of our insurance, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See "Item 1—Business—Risk Management" in our 10-K and "Part II—Item 1—Legal Proceedings" included elsewhere in this Report.

We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate.

We participate in various "multiemployer" pension plans administrated by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdraw from participation in one of

ITEM 1A.    Risk Factors (Continued)

these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our condensed consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we may decide to discontinue participation in a plan, and in that event we could face a withdrawal liability. Some multiemployer plans, including one in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

We have received an informal request from the SEC to provide information about car rental services that we provide to our independent registered public accounting firm in the ordinary course of business.

In July 2005, the Division of Enforcement of the SEC informed us that it was conducting an informal inquiry and asked Hertz to voluntarily provide documents and information related to car rental services that we provide to our independent registered public accounting firm PricewaterhouseCoopers LLP, or "PwC." The SEC noted in its letter that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as a reflection upon any person, entity or security. We cooperated with the SEC by providing it with certain requested information in July and September 2005. Since then, we have received no further requests from the SEC with respect to this informal inquiry, but neither have we been advised that it has been closed.

After learning of this informal inquiry, our audit committee and representatives of PwC discussed PwC's independence with respect to us. PwC reconfirmed that it has been and remains independent with respect to us. In making this determination, PwC considered, among other things, its belief that PwC's arrangements with us represent arm's-length transactions that were negotiated in the normal course of business, and, therefore, that the commercial relationship does not impair PwC's independence with respect to us. If the SEC were to take a different view and it were ultimately determined that PwC was not independent with respect to us for certain periods, our filings with the SEC which contain our consolidated financial statements for such periods would be non-compliant with applicable securities laws. A determination that PwC was not independent with respect to us could, among other things, cause us to be in violation of, or in default under, the instruments governing our indebtedness and airport concession agreements, limit our access to capital markets and result in regulatory sanctions. Also, in the event of such a determination, we may be required to have independent audits conducted on our previously audited financial statements by another independent registered public accounting firm for the affected periods. The time involved to conduct such independent audits may make it more difficult to obtain capital on favorable terms, or at all, pending the completion of such audits. Any of the foregoing could have a material adverse effect on our results of operations, liquidity and financial condition, the trading prices of our securities and the continued eligibility for listing of our common stock on The New York Stock Exchange, or "NYSE."

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

ITEM 1A.    Risk Factors (Continued)

We have made, and will continue to make, expenditures to comply with environmental laws and regulations, including, among others, expenditures for the cleanup of contamination at or emanating from, currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. We cannot assure you that compliance with existing or future environmental legislation and regulations will not require material expenditures by us or otherwise have a material adverse effect on our consolidated financial position, results of operations or cash flows. See "Part 1—Business—Governmental Regulation and Environmental Matters" in our 10-K and "Part II—Item 1—Legal Proceedings" included elsewhere in this Report.

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

The optional liability insurance policies and products providing insurance coverage in our domestic car rental operations are conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance providers. In our international car rental operations, our offering of optional products providing insurance coverage historically has not been regulated. Any changes in the law in the United States or internationally that change our operating requirements with respect to insurance could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenues. For instance, in the countries of the European Union, the regulatory environment for insurance intermediaries is evolving, and we cannot assure you either that we will be able to continue offering such coverage without substantial changes in our offering process or in the terms of the coverage or that such changes, if required, would not render uneconomic our continued offering of the coverage. Due to a change in law in Australia, we have discontinued sales of insurance products there. See "Item 1—Business—Risk Management" in our 10-K for further discussion regarding how changes in the regulation of insurance intermediaries may affect us internationally.

Laws in many countries and jurisdictions limit the types of information we may collect about individuals with whom we deal or propose to deal, as well as how we collect, retain and use the information that we are permitted to collect. In addition, the centralized nature of our information systems requires the routine flow of information about customers and potential customers across national borders, particularly into the United States. In the future, if we elect to outsource work that involves the processing of such information, that information may flow into other countries, some of which do not possess developed legal regimes relating to privacy and data security. If this flow of information were to become illegal, or subject to onerous restrictions, our ability to serve our customers could be seriously impaired for an extended period of time. Other changes in the regulation of customer privacy and data security could likewise have a material adverse effect on our business. Privacy and data security are rapidly

ITEM 1A.    Risk Factors (Continued)

evolving areas of regulation, and additional regulation in those areas, some of it potentially difficult for us to accommodate, is frequently proposed and occasionally adopted. Thus, changes in the worldwide legal and regulatory environment in the areas of customer privacy, data security and cross border data flows could have a material adverse effect on our business, primarily through the impairment of our marketing and transaction processing activities.

Further, the substantive regulation of the rates we charge car renters, either through direct price regulation or a requirement that we disregard a customer's source market (location or place of residence) for rate purposes, could reduce our revenues or increase our expenses. We set rates based on a variety of factors including the sources of rental reservations geographically and the means through which the reservations were made, all of which are in response to various market factors and costs. The European Commission has issued a directive that could restrict our ability to take into account the country of residence of European Union residents for rate purposes, and bills have periodically been introduced into the New York State legislature that would seek to prohibit us from charging higher rates to renters residing in certain boroughs of New York City. The adoption of any such measures could have a material adverse impact on our revenues and results of operations.

In most places where we operate, we pass through various expenses, including the recovery of vehicle licensing costs and airport concession fees, to our rental customers as separate charges. The Attorneys General of Alaska, Massachusetts, Montana and Virginia have in the past two years taken positions that car rental companies may not pass through to customers, by means of separate charges, certain of their expenses, such as vehicle licensing costs and airport concession fees, or that car rental companies' ability to pass through such expenses is limited. In addition, we are currently a defendant in an action challenging the propriety of certain expense pass-through charges in Nevada. We believe our expense pass-through charges, where imposed, are lawful, and expense pass-throughs have, when challenged, been upheld in courts of other states. The position of the Attorney General of Virginia was reversed by subsequent legislation, while the concerns of the Attorney General of Alaska have been allayed by changes in our customer disclosure practices. The concerns of the Attorney General of Montana, which related primarily to our licensees' passing through of vehicle licensing costs, were resolved by assurances of voluntary compliance by our licensees (which permitted passing through of such costs subject to certain limitations of small operational significance). Nonetheless, we cannot offer assurance that the Attorney General of Massachusetts, or of another state, will not take enforcement action against us with respect to our car rental expense pass-throughs, or that our pass-throughs will not be the subject of other class action litigation. If such action were taken and an Attorney General or class action plaintiff were to prevail, it could have a material adverse impact on our revenues and results of operations. In the United States, our revenues from car rental expense pass-throughs for the year ended December 31, 2006 and the nine months ended September 30, 2007, were approximately $311.5 million and $269.6 million, respectively.

The Sponsors currently control us and may have conflicts of interest with us in the future.

Clayton, Dubilier & Rice Fund VII, L.P. and related funds, Carlyle Partners IV, L.P. and related funds and ML Global Private Equity Fund, L.P. and related funds (together with certain of their affiliates) currently beneficially own approximately 18.7%, 18.4% and 18.2%, respectively, of the outstanding shares of the common stock of Hertz Holdings. These funds and Hertz Holdings are parties to a Stockholders Agreement, pursuant to which the funds have agreed to vote in favor of nominees to our board of directors nominated by the other funds. As a result, the Sponsors control us, and will continue to have significant influence over matters requiring stockholder approval and our policy and affairs so long as they continue to hold significant amount of our common stock. The Sponsors may therefore have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not

ITEM 1A.    Risk Factors (Continued)

our other stockholders believe that such a transaction is in their own best interests. See Note 14 to our condensed consolidated financial statements included elsewhere in this Report.

Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Sponsors continue to indirectly own a significant amount of the outstanding shares of our common stock, even if that amount is less than 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions. While we have adopted a code of ethics and business conduct that applies to all our directors, it does not preclude the Sponsors from becoming engaged in businesses that compete with us or preclude our directors from taking advantage of business opportunities other than those made available to them through the use of their position as directors or the use of our property.

The Sponsors or their affiliates may compete directly against us.

Corporate opportunities may arise in the area of potential competitive business activities that may be attractive to us as well as to one or more of the Sponsors, including through potential acquisitions by one or more Sponsors or their affiliates of competing businesses. Any competition could intensify if an affiliate or subsidiary of one or more of the Sponsors were to enter into or acquire a business similar to our car rental or equipment rental operations. Given that we are not wholly owned by any one of the three Sponsors, the Sponsors may be inclined to direct relevant corporate opportunities to entities which they control individually rather than to us. In addition, our amended and restated certificate of incorporation provides that the Sponsors are under no obligation to communicate or offer any corporate opportunity to us, even if such opportunity might reasonably have been expected to be of interest to us or our subsidiaries. See Note 14 to our condensed consolidated financial statements included elsewhere in this Report.

Risks Relating to Our Substantial Indebtedness

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial condition, our ability to obtain financing in the future and our ability to react to changes in our business.

As of September 30, 2007, we had an aggregate principal amount of debt outstanding of $13,092.5 million and a debt to equity ratio, calculated using the total amount of our outstanding debt net of unamortized discounts, of 4.6 to 1.

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

ITEM 1A.    Risk Factors (Continued)

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not prohibit us or fully prohibit our subsidiaries from doing so. As of September 30, 2007, our Senior Credit Facilities provided us commitments for additional aggregate borrowings (subject to borrowing base limitations) of approximately $1,366.2 million, and permitted additional borrowings beyond those commitments under certain circumstances. As of September 30, 2007, our U.S. Fleet Debt facilities, International Fleet Debt facilities, our Fleet Financing Facility, our Canadian Fleet Financing Facility, our Brazilian Credit Facility and our Belgian Revolving Credit Facility provided us commitments for additional aggregate borrowings of approximately $1,030.0 million, the foreign currency equivalent of $652.2 million, $96.0 million, $129.0 million, $11.6 million and $6.6 million, respectively, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we now face would increase. In addition, the instruments governing our indebtedness do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. On June 30, 2006, Hertz Holdings entered into a $1.0 billion loan facility in order to finance the payment of a special cash dividend of $4.32 per share to its stockholders on June 30, 2006. Although this facility was repaid in full with the proceeds from our initial public offering, we cannot assure you that Hertz Holdings will not enter into similar transactions in the future.

We may not be able to generate sufficient cash to service all of our debt, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments on our indebtedness, or to refinance our obligations under our debt agreements, will depend on the financial and operating performance of us and our subsidiaries, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business risk factors, many of which may be beyond our control, as described under "—Risks Related to Our Business" above.

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

ITEM 1A.    Risk Factors (Continued)

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

Indebtedness under our Senior Credit Facilities is secured by a lien on substantially all our assets (other than assets of foreign subsidiaries), including pledges of all or a portion of the capital stock of certain of our subsidiaries. Our Senior Notes and Senior Subordinated Notes are unsecured and therefore do not have the benefit of such collateral. Accordingly, if an event of default were to occur under our Senior Credit Facilities, the senior secured lenders under such facilities would have a prior right to our assets, to the exclusion of our general creditors, including the holders of our Senior Notes and Senior Subordinated Notes. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under our Senior Credit Facilities), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Furthermore, many of the subsidiaries that hold our U.S. and international car rental fleets in connection with our asset-backed financing programs are intended to be bankruptcy remote and the assets held by them may not be available to our general creditors in a bankruptcy unless and until they are transferred to a non-bankruptcy remote entity. As of September 30, 2007, substantially all of our consolidated assets, including our car and equipment rental fleets, have been pledged for the benefit of the lenders under our Senior Credit Facilities or are subject to securitization facilities in connection with our U.S. Fleet Debt and International Fleet Debt facilities. As a result, the lenders under these facilities would have a prior claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay all of our creditors and holders of our unsecured indebtedness may receive less, ratably, than the holders of our senior debt, and may not be fully paid, or may not be paid at all, even when other creditors receive full payment for their claims. In that event, holders of our equity securities would not be entitled to receive any of our assets or the proceeds therefrom. See "Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing—Guarantees and Security" included elsewhere in this Report. As discussed below, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

ITEM 1A.    Risk Factors (Continued)

Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial flexibility.

Our Senior Credit Facilities and the indentures governing our Senior Notes and Senior Subordinated Notes contain covenants that, among other things, restrict Hertz's and its subsidiaries' ability to:

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

We are also subject to operational limitations under the terms of our ABS Program. For example, there are contractual limitations with respect to the cars that secure our ABS Program. These limitations are

ITEM 1A.    Risk Factors (Continued)

based on the identity or credit ratings of the cars' manufacturers, the existence of satisfactory repurchase or guaranteed depreciation arrangements for the cars or the physical characteristics of the cars. As a result, we may be required to limit the percentage of cars from any one manufacturer or increase the credit enhancement related to the program and may not be able to take advantage of certain cost savings that might otherwise be available through manufacturers. If these limitations prevented us from purchasing, or retaining in our fleet, cars on terms that we would otherwise find advantageous, our results of operations could be adversely affected.

Further, our International Fleet Debt facilities contain a number of covenants, including a covenant that restricts the ability of Hertz International, Ltd., a subsidiary of ours that is the direct or indirect holding company of substantially all of our non-U.S. operating subsidiaries, to make dividends and other restricted payments (which may include payments of intercompany indebtedness), in an amount greater than €100 million plus a specified excess cash flow amount, calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until the later of one year from the Closing Date and such time as 50% of the commitments under the facilities on the Closing Date have been replaced by permanent take-out international asset-based facilities (which has not yet occurred), the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of excess cash flow based on the percentage of facilities relating to our International Fleet Debt facilities at the closing of the Acquisition that have been replaced by permanent take-out international asset-based facilities. These restrictions will limit the availability of funds from Hertz International, Ltd. and its subsidiaries to help us make payments on our indebtedness. Certain of these permanent take-out international asset-based facilities are expected to be novel and complicated structures. We cannot assure you that we will be able to complete such permanent take-out financings on terms acceptable to us or on a timely basis, if at all; if we are unable to do so, our liquidity and interest costs may be adversely affected. See "—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

Certain of our Canadian subsidiaries are parties to our Senior ABL Facility and are not subject to these International Fleet Debt restrictions. Our non-U.S. subsidiaries, including the operations of these Canadian subsidiaries, accounted for approximately 30% of our total revenues and 24% of our Corporate EBITDA for the year ended December 31, 2006. See Note 10 to the notes to our audited annual consolidated financial statements included in our 10-K.

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

ITEM 1A.    Risk Factors (Continued)

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt, including borrowings under our Senior Credit Facilities, our International Fleet Debt facilities and certain of our other outstanding debt securities, bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability, including, in the case of the U.S. Fleet Debt and the International Fleet Debt facilities, our Corporate EBITDA. Recent turmoil in the credit markets has reduced the availability of debt financing, which may result in increases in the interest rates at which lenders are will to make debt financing available to us. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt. For a discussion of how we manage our exposure to changes in interest rates through the use of interest rate swap agreements on certain portions of our outstanding debt, see "Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks—Interest Rate Risk" included elsewhere in this Report.

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

The e-mail messages may constitute a prospectus or prospectuses not meeting the requirements of the Securities Act of 1933, as amended, or the "Securities Act." We, the Sponsors and the other underwriters that participated in the initial public offering of our common stock disclaim all responsibility for the contents of these e-mail messages.

We do not believe that the e-mail messages constitute a violation by us of the Securities Act. However, if any or all of these communications were to be held by a court to be a violation by us of the Securities Act, the recipients of the e-mails, if any, who purchased shares of our common stock in the initial public offering of our common stock might have the right, under certain circumstances, to require us to repurchase those shares. Consequently, we could have a contingent liability arising out of these possible violations of the Securities Act. The magnitude of this liability, if any, is presently impossible to quantify, and would depend, in part, upon the number of shares purchased by the recipients of the e-mails and the trading price of our common stock. If any liability is asserted, we intend to contest the matter vigorously.

ITEM 1A.    Risk Factors (Continued)

Hertz Holdings is a holding company with no operations of its own that depends on its subsidiaries for cash.

The operations of Hertz Holdings are conducted almost entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations, if any, or to pay dividends is highly dependent on the earnings and the receipt of funds from its subsidiaries via dividends or intercompany loans. However, none of the subsidiaries of Hertz Holdings are obligated to make funds available to Hertz Holdings for the payment of dividends. In addition, payments of dividends and interest among the companies in our group may be subject to withholding taxes. Further, the terms of the indentures governing Hertz's Senior Notes and Senior Subordinated Notes and the agreements governing Hertz's Senior Credit Facilities and Hertz's fleet debt facilities significantly restrict the ability of the subsidiaries of Hertz to pay dividends or otherwise transfer assets to Hertz Holdings. Furthermore, the subsidiaries of Hertz are permitted under the terms of Hertz's Senior Credit Facilities and other indebtedness to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to Hertz Holdings. See "—Risks Relating to Our Substantial Indebtedness—Restrictive covenants in certain of the agreements governing our indebtedness may adversely affect our financial flexibility." In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

If the ownership of our common stock continues to be highly concentrated, it will prevent other stockholders from influencing significant corporate decisions.

The concentrated holdings of the funds associated with the Sponsors, certain provisions of the Stockholders' Agreement among the funds and us and the presence of these funds' nominees on our board of directors may result in a delay or the deterrence of possible changes in control of our company, which may reduce the market price of our common stock. The interests of the Sponsors may conflict with the interests of our other stockholders. Our board of directors has adopted corporate governance guidelines that, among other things, address potential conflicts between a director's interests and our interests. In addition, we have adopted a code of business conduct that, among other things, requires our employees to avoid actions or relationships that might conflict or appear to conflict with their job responsibilities or the interests of Hertz Holdings, and to disclose their outside activities, financial interests or relationships that may present a possible conflict of interest or the appearance of a conflict to management or corporate counsel. These corporate governance guidelines and code of business ethics will not, by themselves, prohibit transactions with our significant stockholders.

Our share price may decline due to the large number of shares eligible for future sale.

Sales of substantial amounts of our common stock, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities.

As of November 9, 2007, there were 321,735,232 shares of our common stock outstanding. Of these shares, the 88,235,000 shares of common stock sold in our initial public offering and the 51,750,000 shares of common stock sold in a registered offering in June 2007 are freely transferable without restriction or further registration under the Securities Act, unless purchased by our "affiliates" as that term is defined in Rule 144 under the Securities Act. The remaining 181,750,232 shares of common stock outstanding will be restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, manner of sale, holding period and other limitations of Rule 144 or pursuant to an exemption from registration under Rule 701 under the Securities Act. In November 2006, we filed a registration statement under the Securities Act to register the shares of

ITEM 1A.    Risk Factors (Continued)

common stock to be issued under our stock incentive plans and, as a result, all shares of common stock acquired upon exercise of stock options and other equity-based awards granted under these plans will also be freely tradable under the Securities Act unless purchased by our affiliates. A total of 28.5 million shares of common stock are reserved for issuance under our stock incentive plans.

Certain of our existing stockholders have the right under certain circumstances to require that we register their shares for resale. As of November 9, 2007 these registration rights apply to the approximately 177.8 million shares of our outstanding common stock owned by the investment funds affiliated with or designated by the Sponsors.

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

ITEM 6. Exhibits

  (a)
  Exhibits:

Exhibit Number	Description
4.1.1	Third Amendment, dated as of May 23, 2007, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers
4.1.2
Third Amendment, dated as of May 23, 2007, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers
4.1.3
Fourth Amendment, dated as of September 30, 2007, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Hertz Canada Equipment Rental Corporation, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers

ITEM 6. Exhibits (Continued)

4.1.4
Fourth Supplemental Indenture, dated as of October 15, 2007, among Simply Wheelz LLC, The Hertz Corporation, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014
4.1.5
Fourth Supplemental Indenture, dated as of October 15, 2007, among Simply Wheelz LLC, The Hertz Corporation, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016
4.1.6
Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2004-1 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A.
4.1.7
Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-1 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A.
4.1.8
Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-2 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A.
4.1.9
Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-3 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A.
4.1.10
Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-4 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A.
10.1	Management Stock Option Agreement between Hertz Global Holdings, Inc. and Mark P. Frissora, dated as of August 14, 2007*
12	Computation of Consolidated Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2007 and 2006
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 13, 2007, relating to Financial Information
18	Letter of PriceWaterhouseCoopers LLP Regarding Change in Accounting Principle

ITEM 6. Exhibits (Continued)

31.1- 31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1- 32.2	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*
Incorporated by reference to the exhibit of the same number to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on August 16, 2007.

Note:	Certain instruments with respect to various additional obligations, which could be considered as long-term debt, have not been filed as exhibits to this Report because the total amount of securities authorized under any such instrument does not exceed 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERTZ GLOBAL HOLDINGS, INC.
(Registrant)
Date: November 13, 2007	By:	/s/ ELYSE DOUGLAS Elyse Douglas Executive Vice President and Chief Financial Officer and Treasurer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1.1	Third Amendment, dated as of May 23, 2007, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers
4.1.2
Third Amendment, dated as of May 23, 2007, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers
4.1.3
Fourth Amendment, dated as of September 30, 2007, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Hertz Canada Equipment Rental Corporation, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers

EXHIBIT INDEX (Continued)

Exhibit Number	Description
4.1.4	Fourth Supplemental Indenture, dated as of October 15, 2007, among Simply Wheelz LLC, The Hertz Corporation, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014
4.1.5
Fourth Supplemental Indenture, dated as of October 15, 2007, among Simply Wheelz LLC, The Hertz Corporation, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016
4.1.6
Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2004-1 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A.
4.1.7
Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-1 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A.
4.1.8
Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-2 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A.
4.1.9
Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-3 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A.
4.1.10
Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-4 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A.
10.1	Management Stock Option Agreement between Hertz Global Holdings, Inc. and Mark P. Frissora, dated as of August 14, 2007*
12	Computation of Consolidated Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2007 and 2006
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 13, 2007, relating to Financial Information

EXHIBIT INDEX (Continued)

Exhibit Number	Description
18	Letter of PriceWaterhouseCoopers LLP Regarding Change in Accounting Principle
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*
Incorporated by reference to the exhibit of the same number to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on August 16, 2007.

Note:	Certain instruments with respect to various additional obligations, which could be considered as long-term debt, have not been filed as exhibits to this Report because the total amount of securities authorized under any such instrument does not exceed 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

QuickLinks

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1. Condensed Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands of Dollars) Unaudited
HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Unaudited
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 1A. Risk Factors
ITEM 6. Exhibits
SIGNATURE
EXHIBIT INDEX