Form 10-Q
period 2009-03-31
HERTZ GLOBAL HOLDINGS INC
filed 2009-05-08
CIK 1364479

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

There were 323,784,935 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding as of May 7, 2009.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)
	Report of Independent Registered Public Accounting Firm	1
	Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	2
	Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008	3
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	4
	Notes to Condensed Consolidated Financial Statements	6–40
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	41–75
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	76
ITEM 4.	Controls and Procedures	76
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	77
ITEM 1A.	Risk Factors	77
ITEM 6.	Exhibits	78
SIGNATURE		79
EXHIBIT INDEX		80

 PART I—FINANCIAL INFORMATION

ITEM l.    Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Hertz Global Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Hertz Global Holdings, Inc. and its subsidiaries as of March 31, 2009, and the related consolidated statements of operations for the three-month periods ended March 31, 2009 and March 31, 2008 and the consolidated statement of cash flows for the three month periods ended March 31, 2009 and March 31, 2008. These interim financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated balance sheet and the related consolidated interim statements of operations and of cash flows for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, the related consolidated statements of operations, of stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated March 3, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 1 to the accompanying condensed consolidated balance sheet and the related consolidated interim statements of operations and of cash flows, the Company changed its method of accounting for noncontrolling interests in accordance with the provisions of Statement of Financial Accounting Standards No. 160. The accompanying December 31, 2008 condensed consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP
May 8, 2009

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

Unaudited

	March 31, 2009	December 31, 2008
ASSETS
Cash and equivalents	$557,071	$594,266
Restricted cash	323,469	731,373
Receivables, less allowance for doubtful accounts of $20,539 and $16,378	1,069,172	1,911,084
Inventories, at lower of cost or market	93,118	96,187
Prepaid expenses and other assets	266,388	286,712
Revenue earning equipment, at cost:
Cars	7,453,915	7,635,402
Less accumulated depreciation	(1,179,539)	(1,133,946)
Other equipment	2,503,952	2,708,254
Less accumulated depreciation	(494,878)	(518,172)

Total revenue earning equipment	8,283,450	8,691,538

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,031,025	1,033,098
Service equipment	744,622	751,925

	1,775,647	1,785,023
Less accumulated depreciation	(557,608)	(530,463)

Total property and equipment	1,218,039	1,254,560

Other intangible assets, net	2,612,708	2,621,586
Goodwill	262,451	264,061

Total assets	$14,685,866	$16,451,367

LIABILITIES AND EQUITY
Accounts payable	$932,727	$931,336
Accrued liabilities	906,038	1,137,874
Accrued taxes	100,845	128,360
Debt	9,692,624	10,972,297
Public liability and property damage	287,743	311,352
Deferred taxes on income	1,457,808	1,481,866

Total liabilities	13,377,785	14,963,085

Commitments and contingencies
Equity:
Hertz Global Holdings Inc. and Subsidiaries stockholders' equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 323,374,461 and 322,987,299 shares issued	3,234	3,230
Preferred Stock, $0.01 par value, 200,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	2,513,095	2,503,819
Accumulated deficit	(1,099,805)	(936,296)
Accumulated other comprehensive loss	(126,396)	(100,135)

Total Hertz Global Holdings, Inc. and Subsidiaries stockholders' equity	1,290,128	1,470,618
Noncontrolling interest	17,953	17,664

Total equity	1,308,081	1,488,282

Total liabilities and equity	$14,685,866	$16,451,367

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, except share and per share data)

Unaudited

	Three Months Ended March 31,
	2009	2008
Revenues:
Car rental	$1,260,902	$1,598,057
Equipment rental	279,332	410,850
Other	24,652	30,254

Total revenues	1,564,886	2,039,161

Expenses:
Direct operating	955,320	1,171,530
Depreciation of revenue earning equipment	489,828	533,853
Selling, general and administrative	166,724	193,397
Interest, net of interest income of $2,021 and $10,051	163,088	196,201

Total expenses	1,774,960	2,094,981

Loss before income taxes	(210,074)	(55,820)
Benefit for taxes on income	49,654	2,950

Net loss	(160,420)	(52,870)
Less: Net income attributable to noncontrolling interest	(3,089)	(4,834)

Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(163,509)	$(57,704)

Weighted average shares outstanding (in thousands)
Basic	323,371	322,222
Diluted	323,371	322,222
Loss per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders
Basic	$(0.51)	$(0.18)
Diluted	$(0.51)	$(0.18)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

Unaudited

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(160,420)	$(52,870)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of revenue earning equipment	489,828	533,853
Depreciation of property and equipment	38,086	42,706
Amortization of other intangible assets	15,514	16,375
Amortization of deferred financing costs	11,693	8,047
Amortization of debt discount	5,823	4,160
Stock-based employee compensation charges	7,364	6,033
Unrealized loss on derivatives	—	5,976
Amortization and ineffectiveness of cash flow hedges	7,487	2,268
Provision for losses on doubtful accounts	8,317	6,033
Asset writedowns	3,130	—
Deferred taxes on income	7,256	(12,774)
Gain on sale of property and equipment	(1,291)	(5,422)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	812,237	223,005
Inventories, prepaid expenses and other assets	8,460	(40,074)
Accounts payable	17,990	497,487
Accrued liabilities	(226,547)	(100,003)
Accrued taxes	(62,258)	9,302
Public liability and property damage	(16,456)	(15,908)

Net cash provided by operating activities	$966,213	$1,128,194

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands of Dollars)

Unaudited

	Three Months Ended March 31,
	2009	2008
Cash flows from investing activities:
Net change in restricted cash	$401,225	$526,558
Revenue earning equipment expenditures	(1,516,663)	(2,880,336)
Proceeds from disposal of revenue earning equipment	1,353,195	1,748,362
Property and equipment expenditures	(21,700)	(40,798)
Proceeds from disposal of property and equipment	8,441	11,723
Acquisitions, net of cash acquired	(10,153)	(48,620)
Other investing activities	844	(447)

Net cash provided by (used in) investing activities	215,189	(683,558)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,286	10,923
Repayment of long-term debt	(470,523)	(87,847)
Short-term borrowings:
Proceeds	69,339	126,975
Repayments	(108,062)	(224,201)
Ninety day term or less, net	(690,025)	(278,270)
Distributions to noncontrolling interest	(2,800)	—
Exercise of stock options	926	4,747
Proceeds from employee stock purchase plan	725	—
Proceeds from disgorgement of stockholder short-swing profits	9	133
Payment of financing costs	(1,504)	(4,502)

Net cash used in financing activities	(1,200,629)	(452,042)

Effect of foreign exchange rate changes on cash and equivalents	(17,968)	6,072

Net decrease in cash and equivalents during the period	(37,195)	(1,334)
Cash and equivalents at beginning of period	594,266	730,203

Cash and equivalents at end of period	$557,071	$728,869

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$204,101	$239,900
Income taxes	7,823	8,915

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1—Background, Basis of Presentation and Liquidity

Background

Hertz Global Holdings, Inc., or "Hertz Holdings," is our top-level holding company. The Hertz Corporation, or "Hertz," is our primary operating company and a direct wholly-owned subsidiary of Hertz Investors, Inc., which is wholly- owned by Hertz Holdings. "We," "us" and "our" mean Hertz Holdings and its consolidated subsidiaries, including Hertz.

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

In September 2008, Bank of America Corporation, or "Bank of America," announced it was acquiring Merrill Lynch & Co., the parent company of MLGPE. This transaction closed on January 1, 2009. Accordingly, Bank of America is now an indirect beneficial owner of our common stock held by MLGPE and certain of its affiliates.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Basis of Presentation

The significant accounting policies summarized in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the United States Securities and Exchange Commission, or "SEC," on March 3, 2009, or the "Form 10-K," have been followed in preparing the accompanying condensed consolidated financial statements, except for the adoption of Statement of Financial Accounting Standards, or "SFAS" No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51," or "SFAS No. 160," SFAS No. 141(R), "Business Combinations," or "SFAS No. 141(R)," and SFAS No. 157, "Fair Value Measurements," or "SFAS No. 157."

The December 31, 2008 condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, or "GAAP."

In our opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

Certain prior period amounts have been reclassified to conform with current reporting, including those relating to noncontrolling interests which conform with the provisions of SFAS No. 160, which became effective for us in January 2009.

Liquidity

The car and equipment rental industries are significantly influenced by general economic conditions. In the final three months of 2008 and continuing in the three months ended March 31, 2009, both the car and equipment rental markets experienced unprecedented declines due to the precipitous slowdown in consumer spending as well as significantly reduced demand for industrial and construction equipment. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic while the equipment rental segment is being impacted by the difficult economic and business environment as investment in commercial construction and the industrial markets slow. The United States and international markets are currently experiencing a significant decline in economic activities, including a tightening of the credit markets, reduced airline passenger traffic, reduced consumer spending and volatile fuel prices. These conditions are expected to continue through 2009. During 2008 and the three months ended March 31, 2009, this resulted in a rapid decline in the volume of car rental and equipment rental transactions, an increase in depreciation and fleet related costs as a percentage of revenue, lower industry pricing and lower residual values for the non-program cars and equipment that we sold. "Non-program cars" mean cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk.

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Transactions and from the funding of our costs of operations, working capital and capital expenditures. Based on March 31, 2009 availability and our 2009 business plan, we believe we have sufficient liquidity in our existing fleet facilities to meet our 2009 debt maturities. We are beginning discussions with banks and lenders to review refinancing options for the indebtedness maturing in 2010. The agreements governing our indebtedness require us to comply with two key covenants based on (1) a consolidated leverage ratio and (2) a consolidated interest expense

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

coverage ratio. Our failure to comply with the obligations contained in any agreements governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt becoming immediately due and payable and could further result in a cross default or cross acceleration of our debt issued under other instruments.

In response to the economic downturn, in 2008 we implemented aggressive strategic actions to reduce costs and improve liquidity. These actions included reducing wage and benefit costs through significant headcount reductions, accelerating fleet deletions and delaying additions to right-size the fleet to current demand levels and rationalizing our location footprint by closing a number of locations. We have developed additional plans for 2009 in an effort to mitigate the impact of continued revenue declines on our results of operations, including further reducing costs through the additional headcount reductions that we announced in January 2009, continuing to right-size our car and equipment rental fleet in response to the economic conditions, continued reengineering of our processes to reduce costs, increasing pricing and continuing to reduce the cost of acquiring our car and equipment rental fleet, among other actions.

As a result of these past and planned actions, we believe that we will remain in compliance with our debt covenants and that cash generated from operations, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for 2009. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

As of April 29, 2009, less than 1% of our fleet was made up of Chrysler LLC vehicles, so its recent bankruptcy filing should not have a material impact on our business, financial condition or results of operations.

As of March 31, 2009, approximately 21% of our worldwide fleet consisted of cars purchased from Ford, of which approximately 28% were cars purchased under repurchase or guaranteed depreciation programs with car manufacturers, or "program cars," and approximately 26% of our worldwide fleet consisted of cars purchased from General Motors, of which approximately 32% were program cars. In the past several years, Ford and General Motors have experienced deterioration in their operating results and significant declines in their credit ratings. In the event of a bankruptcy of a car manufacturer, including Ford or General Motors, our liquidity would be impacted by several factors including reductions in fleet residual values, and the risk that we would be unable to collect outstanding receivables due to us from such bankrupt manufacturer. In addition, under the current terms of our asset-backed financing facilities, we may be required to materially increase the credit enhancement levels related to the financing of the fleet vehicles provided by such bankrupt manufacturer. If we were required to provide this additional enhancement, we would use a combination of our available cash, our availability under our Senior ABL Facility or any existing over-enhancement that we may then have under our fleet financing facilities. However, such use would materially reduce our liquidity available for operations or the refinancing of maturing debt, which, in the case of Ford or General Motors would have a material impact on our liquidity. See Note 7—Debt, for the amounts we have available under our Senior ABL Facility and our fleet financing facilities.

Approximately $3.7 billion of our U.S. fleet debt at March 31, 2009 is guaranteed by third party insurance companies, MBIA Insurance Corporation, or "MBIA," and Ambac Assurance Corporation, or "Ambac". MBIA and Ambac are facing financial instability and have been downgraded and are on review for further

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

credit downgrade or under developing outlook by one or more credit agencies. An event of bankruptcy with respect to MBIA or Ambac would result in an amortization event under the portion of the debt guaranteed by the affected insurer. In addition, if an amortization event continues for 30 days or longer, the noteholders of the affected series of notes would have the right to require liquidation of a portion of the fleet sufficient to repay such notes, provided that the exercise of the right was exercised by a majority of the affected noteholders. Based on current public information we do not currently believe that there is a near-term risk of bankruptcy of MBIA or Ambac, nor do we expect the noteholders to exercise their liquidation right in the event of a bankruptcy. However, in the event of a bankruptcy of either MBIA or Ambac and subsequent vote by the noteholders to liquidate that portion of our fleet, we would expect to use the portion of our $825.0 million asset-backed facility that is not insured by MBIA or Ambac that is then available, together with our corporate liquidity, and possibly other funding sources, including car and equipment sales, to repay the affected series of notes.

Certain events, such as a bankruptcy of one of the third-party insurance companies providing financial guarantees with respect to our asset-backed notes or a manufacturer of a significant number of cars in our fleet, or a continuing deterioration in the economic environment could lead to a deterioration in our financial condition and liquidity position. In addition, in the case of the combination of a bankruptcy of General Motors, Ford, MBIA or Ambac, if our available cash and other funding sources were not sufficient to satisfy the consequences as described above, we would be required to renegotiate with our lenders or raise additional funds and there is no assurance that we would be successful in such renegotiation or the raising of such funds.

Note 2—Recent Accounting Pronouncements

In January 2009, the Financial Accounting Standards Board, or "FASB," issued FASB Staff Position, or "FSP," No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." The FSP contains amendments to FASB Statement No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits," that are intended to enhance the transparency surrounding the types of assets and associated risks in an employer's defined benefit pension or other postretirement plan. The provisions of this FSP will become effective for us beginning with our annual report for the period ended December 31, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. The provisions of this FSP will become effective for us beginning with our quarterly report for the period ended June 30, 2009.

Note 3—Cash and Equivalents and Restricted Cash

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash includes cash and equivalents that are not readily available for our normal disbursements. Restricted cash and equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities (as defined in Note 7—Debt), for our like-kind exchange programs and to satisfy certain of our self-insurance regulatory reserve

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

requirements. As of March 31, 2009 and December 31, 2008, the portion of total restricted cash that was associated with our Fleet Debt facilities was $233.4 million and $557.2 million, respectively. The decrease in restricted cash associated with our Fleet Debt of $323.8 million from December 31, 2008 to March 31, 2009, primarily related to payments to reduce fleet debt and the timing of purchases and sales of revenue earning vehicles.

Note 4—Goodwill and Other Intangible Assets

We account for our goodwill and indefinite-lived intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets," or "SFAS No. 142." Under SFAS No. 142, goodwill and indefinite-lived intangible assets must be tested for impairment at least annually.

The following summarizes the changes in our goodwill, which entirely relates to our car rental segment, for the period presented (in thousands of dollars):

Total
Balance as of December 31, 2008	$264,061
Other changes(1)	(1,610)

Balance as of March 31, 2009	$262,451

(1)
Consists of changes resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

Other intangible assets, net, consisted of the following major classes (in thousands of dollars):

	March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$603,101	$(202,709)	$400,392
Other	12,223	(5,239)	6,984

Total	615,324	(207,948)	407,376

Indefinite-lived intangible assets:
Trade name	2,190,000	—	2,190,000
Other	15,332	—	15,332

Total	2,205,332	—	2,205,332

Total other intangible assets, net	$2,820,656	$(207,948)	$2,612,708

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

Amortization of other intangible assets for the three months ended March 31, 2009 and 2008, was approximately $15.5 million and $16.4 million, respectively. Based on our amortizable intangible assets as of March 31, 2009, we expect amortization expense to be approximately $49.4 million for the remainder of 2009 and range from $59.5 million to $63.0 million for each of the next five fiscal years.

During the three months ended March 31, 2009, we added 15 locations by acquiring former franchisees in our domestic and international car rental operations. Total cash paid for intangible assets during the three months ended March 31, 2009 was $6.9 million. We recognized $1.5 million in amortizable intangible assets and $5.4 million in indefinite-lived intangible assets during the three months ended March 31, 2009. Each of these transactions has been accounted for using the acquisition method of accounting in accordance with SFAS No. 141(R) and operating results of the acquired entities from the dates of acquisition are included in our consolidated statements of operations. The allocation of the purchase price to the tangible and intangible net assets acquired is preliminary and subject to finalization. These acquisitions are not material, individually or collectively, to the consolidated amounts presented within our statement of operations for the three months ended March 31, 2009. See Note 17—Subsequent Events.

Note 5—Taxes on Income

The effective tax rate for the three months ended March 31, 2009 was 23.6%, which reflected a higher tax benefit on increased losses before income taxes partly offset by the non-recognition of losses in certain non-U.S. jurisdictions. In accordance with inter-period accounting rules for income taxes, the 23.6% tax rate reflects a limitation on tax benefits for the period ended March 31, 2009 as compared with an estimated annual effective tax rate of 30.6%. The effective tax rate for the three months ended March 31, 2008 was 5.3%, which reflected the non-recognition of losses in certain non-U.S. jurisdictions in cumulative net loss positions and other discrete items.

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

Net, after-tax interest and penalties related to the liabilities for unrecognized tax benefits are classified as a component of "Benefit for taxes on income" in our consolidated statement of operations. During the three months ended March 31, 2009, approximately $0.3 million in net, after-tax interest and penalties were recognized. Approximately $6.3 million of net, after-tax interest and penalties are accrued in our condensed consolidated balance sheet at March 31, 2009.

Note 6—Depreciation of Revenue Earning Equipment

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Three Months Ended March 31,
	2009	2008
Depreciation of revenue earning equipment	$427,489	$475,401
Adjustment of depreciation upon disposal of the equipment	46,934	32,519
Rents paid for vehicles leased	15,405	25,933

Total	$489,828	$533,853

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended March 31, 2009 and 2008, included net losses of $16.4 million and $30.2 million, respectively, on the disposal of vehicles used in our car rental operations and net losses of $30.5 million and $2.3 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations.

Depreciation rates are reviewed on an ongoing basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the three months ended March 31, 2009, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net increases of $6.6 million in depreciation expense for the three months ended March 31, 2009. During the three months ended March 31, 2009, depreciation rates in our equipment rental operations remained the same.

For the three months ended March 31, 2009 and 2008, our worldwide car rental operations sold approximately 25,800 and 42,400 non-program cars, respectively, a 39.2% year over year decrease primarily due to a lower average fleet size.

Note 7—Debt

Our "Senior Term Facility" is a secured term loan facility entered into by Hertz in connection with the Acquisition consisting of (a) a maximum borrowing capacity of $1,400.0 million, which included a delayed draw facility of $293.0 million and (b) a prefunded synthetic letter of credit facility in an aggregate principal amount of $250.0 million. This term loan facility and the synthetic letter of credit facility mature in December 2012. On March 31, 2009, Hertz entered into an amendment, or the "Term Loan Amendment," to the Senior Term Facility. The Term Loan Amendment became effective on March 31, 2009 after receipt of the consent of the necessary lenders. The Term Loan Amendment

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

provides, in material part, that Hertz may tender for term loans under the credit agreement that governs the Senior Term Facility, or the "Credit Agreement," at a discount to their principal amount on up to four occasions for a period of one year after the date of the Term Loan Amendment. The aggregate par principal amount of all such term loans tendered and prepaid may not exceed $500.0 million. The discount applicable to any such prepayments will be determined through modified "Dutch auction" procedures and subject to the other terms and conditions described in the Term Loan Amendment. Hertz may make any such prepayment only if its unrestricted cash and cash equivalents plus available commitments under Hertz's senior asset-based loan facility equal or exceed $1.0 billion after giving effect to such prepayment. The Term Loan Amendment does not obligate Hertz to make any such prepayments. The Term Loan Amendment also makes certain technical and conforming changes to the terms of the Credit Agreement, including changes to clarify the manner in which Consolidated Vehicle Interest Expense (as defined in the Credit Agreement) is reflected in the calculation of Excess Cash Flow, which is at times used to determine Hertz's capacity to engage in certain transactions.

Our "Senior ABL Facility" is a senior asset-based revolving loan facility entered into by Hertz and certain of its U.S. and Canadian subsidiaries in connection with the Acquisition with a maximum borrowing capacity of $1,800.0 million. Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. The Senior ABL Facility matures in February 2012. We refer to the Senior Term Facility and the Senior ABL Facility together as the "Senior Credit Facilities."

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

Our "Promissory Notes" consist of the outstanding untendered senior notes issued under three separate indentures existing prior to the Acquisition. These senior notes have maturities ranging from November 2009 to January 2028.

Our "U.S. Fleet Debt" consists of approximately $4,300.0 million of asset-backed securities issued on the Closing Date ($925.0 million of which have subsequently matured) by Hertz Vehicle Financing LLC, or "HVF," a special purpose entity wholly owned by us, backed by our U.S. car rental fleet, all of which we issued under our existing asset-backed notes program, or the "ABS Program." An additional $600.0 million of previously issued asset-backed medium term notes, or "Pre-Acquisition ABS Notes," maturing in May 2009 remained outstanding under the ABS Program following the Closing Date ($543.3 million of which have subsequently matured). We have also issued approximately $1,500.0 million of variable funding notes on the Closing Date in two series under these facilities, none of which were drawn on the Closing Date. As of March 31, 2009, the current capacity was $1,215.0 million and $247.8 million of these variable funding notes were outstanding. The U.S. Fleet Debt have maturities ranging from May 2009 to November 2010.

Our "Series 2008-1 Notes" refers to a new variable funding note facility entered into by HVF on September 12, 2008. The aggregate principal amount of the facility is not to exceed $825.0 million and is available to HVF on a revolving basis, subject to borrowing base availability. The Series 2008-1 Notes

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

were not drawn on the closing date. The expected final maturity date of the Series 2008-1 Notes is August 2010.

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

Our "International ABS Fleet Financing Facility" consists of a multi-jurisdictional fleet financing initially covering Australia, France and the Netherlands, or the "Relevant Jurisdictions." The maximum commitment under (i) the Euro denominated financing is €562.0 million (or $747.3 million, calculated using exchange rates in effect on March 31, 2009) and (ii) the Australian dollar denominated financing is A$269.0 million (or $186.5 million). The expected maturity date is in December 2010.

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

Our "Brazilian Fleet Financing Facility" refers to the agreement dated April 4, 2007 amending and restating our Brazilian subsidiary's credit facility (which was originally included under the International Fleet Debt facilities) to, among other things, increase the facility to R$130 million (or $56.3 million) consisting of a R$70 million (or $30.3 million) term loan facility and a R$60 million (or $26.0 million) revolving credit facility. This facility matures in December 2010.

Our "Canadian Fleet Financing Facility" refers to a Note Purchase Agreement entered into by our indirect subsidiary, Hertz Canada Limited, and certain of its subsidiaries, on May 30, 2007, with CARE Trust, a third-party special purpose commercial paper conduit administered by Bank of Montreal, or "CARE Trust," which acts as conduit for the asset-backed borrowing facility, and certain related agreements and transactions, in order to establish an asset-backed borrowing facility to provide financing for our Canadian car rental fleet. The new facility refinanced the Canadian portion of the International Fleet Debt facilities. The maximum amount which may be borrowed under the new facility is CAN$400 million (or $318.2 million). The Canadian Fleet Facility matures in May 2012. Under the current terms of the Canadian Fleet Financing Facility we must have at least 50% of the Canadian car rental fleet that is financed under such facility be subject to manufacturer buyback programs and not more than 50% of the Canadian car rental fleet that is financed under such facility consist of cars and receivables of an individual manufacturer. In April 2009, our indirect subsidiary, Hertz Canada Limited, and certain of its subsidiaries, entered into waiver agreements with CARE Trust regarding both of these restrictions. The

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

waivers expire upon the earlier of May 22, 2009 or at such time as program vehicles as a percentage of total vehicles falls below 20%. We are currently negotiating with CARE Trust to amend the Canadian Fleet Financing Facility, to among other things, (1) decrease or eliminate the 50% program car restriction and (2) modify the covenant pertaining to manufacturer limits. There is no assurance that a mutually acceptable amendment can be successfully negotiated. If this occurs, we may have to find other financing arrangements, which may be more costly, or finance these vehicles ourselves, which will impact our liquidity.

Our "Belgian Fleet Financing Facility" consists of a secured revolving credit facility entered into by our Belgian subsidiary, Hertz Belgium BVBA on June 21, 2007, with varying facility limits of up to €27.4 million (or $36.4 million) maturing in December 2010. This facility refinanced the Belgian portion of our International Fleet Debt facilities.

Our "U.K. Leveraged Financing" consists of an agreement for a sale and leaseback facility entered into with a financial institution in the United Kingdom, or the "U.K.," by our subsidiary in the U.K., Hertz (U.K.) Limited on December 21, 2007, under which we may sell and lease back fleet up to the value of £175.0 million (or $250.3 million). The amount available under this facility increases over the term of the facility. The facility is scheduled to mature in December 2013. This facility refinanced the U.K. portion of the International Fleet Debt facilities.

See Note 17—Subsequent Events.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Our debt consists of the following (in thousands of dollars):

	March 31, 2009	December 31, 2008
Corporate Debt
Senior Term Facility, average interest rate: 2009, 2.3%; 2008, 3.3% (effective average interest rate: 2009, 2.3%; 2008, 3.4%); net of unamortized discount: 2009, $17,464; 2008, $18,641	$1,351,349	$1,353,603
Senior ABL Facility, average interest rate: 2009, 2.3%; 2008, 0.0% (effective average interest rate: 2009, 2.9%; 2008, 0.0%); net of unamortized discount: 2009, $12,153; 2008, $13,339	43,540	(13,339)
Senior Notes, average interest rate: 2009, 8.7%; 2008, 8.7%	2,099,202	2,113,589
Senior Subordinated Notes, average interest rate: 2009, 10.5%; 2008, 10.5%	600,000	600,000
Promissory Notes, average interest rate: 2009, 7.3%; 2008, 7.2% (effective average interest rate: 2009, 7.4%; 2008, 7.3%); net of unamortized discount: 2009, $3,716; 2008, $3,957	394,586	461,381
Notes payable, average interest rate: 2009, 6.0%; 2008, 5.5%	6,458	9,754
Foreign subsidiaries' debt denominated in foreign currencies:
Short-term bank borrowings, average interest rate: 2009, 13.0%; 2008, 4.5%	2,369	54,927
Other borrowings, average interest rate: 2009, 3.4%; 2008, 5.1%	3,309	5,621

Total Corporate Debt	4,500,813	4,585,536

Fleet Debt
U.S. Fleet Debt and pre-Acquisition ABS Notes, average interest rate: 2009, 4.3%; 2008, 4.3% (effective average interest rate: 2009, 4.3%; 2008, 4.3%); net of unamortized discount: 2009, $5,873; 2008, $7,536	3,679,474	4,254,504
International Fleet Debt, average interest rate: 2009, 3.4%; 2008, 5.0% (effective average interest rate: 2009, 3.5%; 2008, 5.1%); net of unamortized discount: 2009, $5,469; 2008, $6,544	613,745	1,027,090
International ABS Fleet Financing Facility, average interest rate: 2009, 3.5%; 2008, 7.1%; (effective average interest rate: 2009, 3.6%; 2008, 7.3%); net of unamortized discount: 2009, $8,781; 2008, $10,348	443,634	591,143
Fleet Financing Facility, average interest rate: 2009, 1.8%; 2008, 2.0% (effective average interest rate: 2009, 1.8%; 2008, 2.1%); net of unamortized discount: 2009, $1,094; 2008, $1,203	159,406	149,297
Brazilian Fleet Financing Facility, average interest rate: 2009, 16.0%; 2008, 16.3%	53,101	54,111
Canadian Fleet Financing Facility, average interest rate: 2009, 2.7%; 2008, 3.8%	72,682	111,638
Belgian Fleet Financing Facility, average interest rate: 2009, 2.6%; 2008, 4.7%	31,117	31,220
U.K. Leveraged Financing, average interest rate: 2009, 5.5%; 2008, 6.4%	138,652	167,758

Total Fleet Debt	5,191,811	6,386,761

Total Debt	$9,692,624	$10,972,297

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

The aggregate amounts of maturities of debt for each of the twelve-month periods ending March 31 (in millions of dollars) are as follows: 2010, $2,492.0 (including $1,675.5 of other short-term borrowings); 2011, $2,827.9; 2012, $134.1; 2013, $1,545.0; 2014, $0.1; after 2014, $2,748.2.

Our short-term borrowings as of March 31, 2009 include, among other items, the amounts outstanding under our Senior ABL Facility, International Fleet Debt facility, International ABS Fleet Financing Facility, Fleet Financing Facility, Brazilian Fleet Financing Facility, Canadian Fleet Financing Facility, Belgian Fleet Financing Facility and our U.K. Leveraged Financing facility. These amounts are considered short-term in nature since they have maturity dates of three months or less; however these facilities are revolving in nature and do not expire at the time of the short-term debt maturity. In addition, we include certain scheduled payments of principal under our ABS Program as short-term borrowings.

As of March 31, 2009, there were outstanding standby letters of credit totaling $471.8 million. Of this amount, $234.0 million has been issued for the benefit of the ABS Program ($200.0 million of which was issued by Ford and $34.0 million of which was used under the Senior Credit Facilities) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have indemnified the issuers for any losses) in the United States, Canada and Europe and to support airport concession obligations in the United States and Canada. As of March 31, 2009, none of these letters of credit have been drawn upon.

As of March 31, 2009, the aggregate principal amount of $56.7 million of pre-Acquisition ABS Notes were outstanding and the average interest rate was 3.2%.

As of March 31, 2009, there were $11.2 million of capital lease financings outstanding. These capital lease financings are included in the International ABS Fleet Financing Facility total and have maturities ranging from May 2009 to August 2009.

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

MBIA and Ambac provide credit enhancements in the form of financial guarantees for our U.S. Fleet Debt, with each providing guarantees for approximately half of the $3.7 billion in principal amount of the notes that was outstanding as of March 31, 2009 under our ABS Program. Under these arrangements, either MBIA or Ambac will guarantee the timely payment of interest on and ultimate payment of principal of such notes.

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

The U.K. Leveraged Financing facility is guaranteed by HIL.

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of our lenders under the Senior ABL Facility, the ABS Program, the International Fleet Debt facilities, the Fleet Financing Facility, the Brazil Fleet Financing Facility, the Canadian Fleet Financing Facility, the Belgian Fleet Financing Facility, the U.K. Leveraged Financing and the International ABS Fleet Financing Facility. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under the Senior Credit Facilities, and substantially all of our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under the International Fleet Debt facilities or (in the case of our Canadian

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

equipment rental business) the Senior ABL Facility. None of such assets will be available to satisfy the claims of our general creditors.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of March 31, 2009, we were in compliance with all of these financial covenants.

Derivatives

We utilize certain derivative instruments to enhance our ability to manage risk relating to cash flow and interest rate exposure. See Note 13—Financial Instruments.

Credit Facilities

As of March 31, 2009, the following credit facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,703.7	$1,214.1

Total Corporate Debt	1,703.7	1,214.1

Fleet Debt
U.S. Fleet Debt and Series 2008-1 Notes	1,792.2	71.3
International Fleet Debt	866.6	93.4
International ABS Fleet Financing Facility	438.1	27.2
Fleet Financing Facility	115.6	—
Brazilian Fleet Financing Facility	3.4	1.0
Canadian Fleet Financing Facility	245.6	—
U.K. Leveraged Financing	121.1	—

Total Fleet Debt	3,582.6	192.9

Total	$5,286.3	$1,407.0

As of March 31, 2009, the Senior Term Facility had approximately $9.1 million available under the letter of credit facility and the Senior ABL Facility had $174.2 million available under the letter of credit facility sublimit.

Our liquidity as of March 31, 2009 was approximately $5.4 billion, which consisted of $0.6 billion of cash, $1.2 billion of unused commitments under our Senior ABL Facility and $3.6 billion of unused

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

commitments under our fleet debt facilities. Taking into consideration the borrowing base limitations in our Senior ABL Facility and in our fleet debt facilities, the amount that we had available for immediate use as of March 31, 2009 under our Senior ABL Facility was $1.2 billion and we had $0.2 billion of over-enhancement that was available under our fleet debt facilities. Accordingly, as of March 31, 2009, we had $2.0 billion ($0.6 billion in cash, $1.2 billion available under our Senior ABL Facility and $0.2 billion available under our various fleet debt facilities) in liquidity that was available for our immediate use. Future availability of borrowings under these facilities will depend on borrowing base requirements and other factors, many of which are outside our control. See "Item 1A—Risk Factors" in our Form 10-K.

As of March 31, 2009, substantially all of our assets were pledged under one or more of the facilities noted above.

As of March 31, 2009 and December 31, 2008, accrued interest was $74.8 million and $131.4 million, respectively, which is reflected in our condensed consolidated balance sheet in "Accrued liabilities."

Note 8—Employee Retirement Benefits

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Three Months Ended March 31,
	2009	2008	2009	2008	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$5.4	$6.5	$1.3	$2.1	$—	$0.1
Interest cost	7.0	6.9	2.2	2.7	0.2	0.2
Expected return on plan assets	(5.9)	(6.1)	(1.7)	(3.0)	—	—
Net amortizations	0.1	0.2	(0.1)	(0.1)	(0.1)	(0.1)
Settlement loss	0.7	1.3	—	—	—	—

Net pension/postretirement expense	$7.3	$8.8	$1.7	$1.7	$0.1	$0.2

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, we make contributions beyond those legally required. For the three months ended March 31, 2009 and 2008, we contributed $8.6 million and $14.3 million, respectively, to our worldwide pension plans, including discretionary contributions of $1.2 million and $1.1 million, respectively, to our U.K. defined benefit pension plan and benefit payments made through unfunded plans.

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

Note 9—Stock-Based Compensation

In February, 2009 we granted 2,115,000 Restricted Stock Units, or "RSUs," to key executives and employees at fair values ranging from $2.75 to $3.24 and 3,819,739 Performance Stock Units, or "PSUs," at a fair value of $3.24, including a grant of 1,724,363 PSUs to Mark P. Frissora, our Chief Executive Officer. RSUs granted in 2009 generally have the terms set forth in the Omnibus Plan (defined below), however in the event of an employee's death or disability (as defined in the Omnibus Plan), a pro rata portion of the RSUs that would have vested on the next anniversary of the grant date will vest and the remainder of the RSUs will be canceled.

Compensation expense for RSUs and PSUs is based on the grant date fair value, and is recognized ratably over the three year vesting period, with 25% vesting in each of the first and second years, and 50% vesting in the third year. The PSUs have an additional vesting condition—25% of each award of PSUs will vest on the first anniversary of the grant date if the consolidated leverage ratio covenant within our Senior Credit Facilities has not been violated during that twelve month period. Assuming the first 25% of the grant vests, 25% will vest on the second anniversary of the grant date, and 50% will vest on the third anniversary. If the consolidated leverage ratio covenant is violated during the first twelve months, all PSUs will be forfeited.

In February 2009, we granted options to acquire 52,500 shares of our common stock to certain executives at an exercise price of $3.24 under the Omnibus Plan.

We have accounted for our employee stock-based compensation awards in accordance with SFAS No. 123R, "Share-Based Payment." The options are being accounted for as equity-classified awards.

For the three months ended March 31, 2009, we recognized compensation cost of approximately $7.4 million ($4.5 million, net of tax) pursuant to our Hertz Global Holdings, Inc. Stock Incentive Plan and Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Prior Plans," and the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan," including the cost of stock options, RSUs, and PSUs. As of March 31, 2009, there was approximately $79.9 million of total unrecognized compensation cost related to non-vested stock options, RSUs, and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect special cash dividends of $4.32 per share paid on June 30, 2006 and $1.12 per share paid on November 21, 2006. These remaining costs are expected to be recognized over the remaining 1.7 years, on a weighted average basis, of the requisite service period that began on the grant dates.

For the three months ended March 31, 2009, we recognized compensation cost of approximately $0.1 million ($0.1 million, net of tax) for the amount of the discount on the stock purchased by our employees under the Hertz Global Holdings, Inc. Employee Stock Purchase Plan.

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

Adjusted pre-tax income (loss) is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. We believe this measure best reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes plus other reconciling items, non-cash purchase accounting charges, non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts and certain one-time charges and non-operational items. The contribution of our reportable segments to revenues and adjusted pre-tax income (loss) and the reconciliation to consolidated amounts for the three months ended March 31, 2009 and 2008 are summarized below (in millions of dollars).

	Revenues		Adjusted Pre-Tax Income (Loss)
	Three Months Ended March 31,
	2009	2008	2009	2008
Car rental	$1,282.9	$1,626.2	$(33.5)	$39.3
Equipment rental	279.5	411.0	0.7	59.3

Total reportable segments	1,562.4	2,037.2	(32.8)	98.6
Other	2.5	2.0

Total	$1,564.9	$2,039.2

Adjustments:
Other reconciling items(1)			(83.8)	(81.5)
Purchase accounting(2)			(26.0)	(24.8)
Non-cash debt charges(3)			(25.0)	(14.5)
Restructuring charges			(29.5)	(19.6)
Restructuring related charges(4)			(8.9)	(3.5)
Management transition costs			(0.7)	(1.3)
Unrealized loss on derivatives(5)			—	(6.0)
Gasoline hedge gain(6)			1.0	—
Third-party bankruptcy accrual(7)			(4.3)	—
Vacation accrual adjustment(8)			—	(3.2)

Loss before income taxes			$(210.0)	$(55.8)

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

(3)
Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the three months ended March 31, 2009, also includes $7.5 million associated with the amortization of amounts pertaining to the de-designation of our interest rate swaps. For the three months ended March 31, 2008, also includes $2.3 million associated with the ineffectiveness of the interest rate swaps.

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

(5)
Represents an unrealized loss on our interest rate swaptions.

(6)
Represents a mark-to-market adjustment on our gasoline hedge entered into during the three months ended March 31, 2009.

(7)
Represents an allowance for uncollectible program car receivables related to a bankrupt European dealer affiliated with a U.S. car manufacturer.

(8)
Represents an increase in the employee vacation accrual relating to a change in our U.S. vacation policy in 2007 which provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 of each year.

Note 11—Comprehensive Income (Loss)

Accumulated other comprehensive loss as of March 31, 2009 and December 31, 2008 primarily includes accumulated translation gains of $19.8 million and $54.5 million, respectively, changes due to the SFAS No. 158 mark-to-market adjustment of $(49.4) million and $(49.4) million, respectively, unrealized losses on cash flow hedges of $(89.8) million and $(89.6) million, respectively, and unrealized losses on our Euro-denominated debt of $(6.9) million and $(15.7) million, respectively.

Comprehensive loss for the three months ended March 31, 2009 and 2008 were as follows (in thousands of dollars):

	Three Months Ended March 31,
	2009	2008
Net loss	$(160,420)	$(52,870)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(34,797)	58,544
Unrealized gain on available-for-sale securities	16	13
Unrealized gain (loss) on Euro-denominated debt	8,739	(14,765)
Change due to the SFAS No. 158 mark-to-market adjustment	19	(243)
Change in fair value of cash flow hedges	(238)	(55,669)

Total other comprehensive loss	(26,261)	(12,120)

Comprehensive loss	(186,681)	(64,990)
Comprehensive income attributable to the noncontrolling interest	(3,089)	(4,834)

Comprehensive loss attributable to Hertz Global Holdings, Inc. and Subsidiaries	$(189,770)	$(69,824)

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

In January 2009, we announced that, as part of a comprehensive plan to further decrease costs and as a result of reduced rental demand, we were reducing our global workforce by more than 4,000 employees beginning in the fourth quarter 2008 and continuing through the first quarter of 2009, more than half of whom are not eligible for severance benefits. We incurred job reductions in the car and equipment rental businesses, corporate and support areas, and in all geographies, with an emphasis on eliminating non-customer facing jobs. Related to these location closures and continued cost reduction initiatives, we incurred restructuring charges for employee termination liabilities covering approximately 1,500 employee separations in the fourth quarter.

During the first quarter of 2009, our equipment rental business incurred charges mainly for losses on disposal of surplus equipment and recognition of facility lease obligations related to previously announced U.S. branch closures that were completed during the quarter. Our North American and European car rental businesses incurred charges mainly for facility lease obligations related to previously announced off-airport locations that were completed during the quarter. Our European car rental business eliminated certain specialty rental equipment as a future cost reduction initiative and incurred related lease termination costs.

For the three months ended March 31, 2009, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $29.5 million which is composed of $10.3 million of involuntary termination benefits, $9.8 million in facility closures and lease obligation costs, $5.7 million in consulting costs, $1.7 million in contract termination costs and $2.0 million of other restructuring charges. The after-tax effect of the restructuring charges increased diluted loss per share by $0.07.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Restructuring charges in our consolidated statement of operations can be summarized as follows (in thousands of dollars):

	Three Months Ended March 31,
	2009	2008
By Caption:
Direct operating	$16,774	$8,045
Selling, general and administrative	12,724	11,518

Total	$29,498	$19,563

	Three Months Ended March 31,
	2009	2008
By Segment:
Car rental	$15,048	$15,739
Equipment rental	7,026	1,735
Other reconciling items	7,424	2,089

Total	$29,498	$19,563

Our condensed consolidated balance sheet as of March 31, 2009, included accruals relating to the restructuring program of $42.4 million. We expect to pay substantially all of the remaining restructuring obligations by the end of the second quarter of 2009. The following table sets forth the activity affecting the accrual during the three months ended March 31, 2009 (in thousands of dollars):

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2009	$43,416	$559	$(42)	$16,391	$60,324
Charges incurred	10,357	—	5,666	13,475	29,498
Cash payments	(28,355)	—	(4,750)	(7,010)	(40,115)
Other(1)	(1,401)	—	41	(5,902)	(7,262)

Balance as of March 31, 2009	$24,017	$559	$915	$16,954	$42,445

(1)
Consists of a decrease of $4.9 million for facility closures, $(1.0) million for the reversal of the impairment of revenue earning equipment, $1.7 million for contract termination costs, $1.4 million in foreign currency translation losses (which have been included within "Accumulated other comprehensive loss" on our condensed consolidated balance sheet) and $0.3 million in other costs.

Note 13—Financial Instruments

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (in thousands of dollars):

	Fair Value of Derivative Instruments(1)
	Asset Derivatives(2)		Liability Derivatives(2)
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133:
HVF interest rate swaps(3)	$—	$—	$11,457	$134,459

Derivatives not designated as hedging instruments under SFAS No. 133:
Fuel swaps	1,107	—	—	—
Interest rate caps	8	328	8	328
Foreign exchange options	468	536	—	—

Total derivatives not designated as hedging instruments under SFAS No. 133	1,583	864	8	328

Total derivatives	$1,583	$864	$11,465	$134,787

(1)
All fair value measurements were primarily based upon significant observable (Level 2) inputs.

(2)
All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" on our condensed consolidated balance sheet.

(3)
As the HVF swaps are in a liability position, the measurement of fair value reflects the nonperformance risk associated with the liability, as required by SFAS No. 157.

Derivative Instruments and Hedging Activities

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended March 31,
	2009	2008	2009		2008	2009	2008
Derivatives in SFAS No. 133 Cash Flow Hedging Relationship:
HVF interest rate swaps	$(11,457)	$(92,228)	$(7,456)	(1)	$—	$—	$(2,268)

Note:
The location of both the effective portion reclassified from "Accumulated other comprehensive loss" into income and the ineffective portion recognized in income is in "Interest, net of interest income" on our consolidated statement of operations.

(1)
Represents the amortization of amounts in "Accumulated other comprehensive loss" associated with the dedesignation of the previous cash flow hedging relationship as described below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized on Derivative
		2009	2008
Derivatives Not Designated as Hedging Instruments under SFAS No. 133:
Fuel swaps	Direct operating	$963	$—
Interest rate caps	Selling, general and administrative	—	—
Foreign exchange options	Selling, general and administrative	(68)	(25)
HIL swaptions	Selling, general and administrative	—	(5,976)

Total		$895	$(6,001)

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," or "SFAS No. 133." These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, until February 2009, HVF was paying monthly interest at a fixed rate of 4.5% per annum in exchange for monthly interest at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. In March 2009, HVF made a cash payment to have the fixed rate on these swaps reset to the current market rates of 0.872% and 1.25% for the swaps maturing in February 2010 and November 2010, respectively. $80.4 million of this payment was made to an affiliate of MLGPE which is a counterparty to the HVF Swaps. Concurrently with this payment, the hedging relationship was dedesignated and the amount remaining in "Accumulated other comprehensive loss" associated with this cash flow hedging relationship was frozen and will be amortized into "Interest, net of interest income" over the respective terms of the associated debt in accordance with GAAP. We expect to amortize approximately $88.0 million from "Accumulated other comprehensive loss" into "Interest, net of interest income" over the next twelve months. Additionally, a new hedging relationship was designated between the HVF Swaps and the remaining $2,825.0 million of floating rate U.S. Fleet Debt, which also qualifies for cash flow hedge accounting in accordance with SFAS No. 133. Both at the inception of the hedge and on an ongoing basis, we measure ineffectiveness by comparing the fair value of the HVF Swaps and the fair value of hypothetical swaps, with similar terms, using the Hypothetical Method in accordance with GAAP. The hypothetical swaps represent a perfect hedge of the variability in interest payments associated with the U.S. Fleet Debt. Subsequent to the resetting of the swaps at current market rates, we anticipate that there will be no ineffectiveness in the hedging relationship because the critical terms of the HVF Swaps match the terms of the hypothetical swaps.

For the three months ended March 31, 2009 and 2008, we recorded an expense of $7.5 million and $2.3 million, respectively, in our consolidated statement of operations, in "Interest, net of interest income," associated with the amortization of the amount remaining in "Accumulated other comprehensive loss" associated with the dedesignation of the cash flow hedging relationship described above and the ineffectiveness of the HVF Swaps, respectively. The ineffectiveness in 2008 resulted from a decline in the value of the HVF Swaps due to a decrease in forward interest rates along with a decrease

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

in the time value component as we approached the maturity dates of the HVF Swaps. The effective portion of the change in fair value of the HVF Swaps is recorded in "Accumulated other comprehensive loss." As of March 31, 2009 and December 31, 2008, the balance reflected in "Accumulated other comprehensive loss," net of tax, was a loss of $89.8 million (net of tax of $57.5 million) and $89.6 million (net of tax of $57.4 million), respectively. As of March 31, 2009 and December 31, 2008, the fair value of our HVF Swaps was a liability of $11.5 million and $134.5 million, respectively, which is reflected in our condensed consolidated balance sheet in "Accrued liabilities." The fair value of the HVF Swaps were calculated using the income approach and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads).

In connection with the entrance into the HVF Swaps, Hertz entered into seven differential interest rate swap agreements, or the "differential swaps." These differential swaps were required to be put in place to protect the counterparties to the HVF Swaps in the event of an "amortization event" under the asset-backed notes agreements. In the event of an "amortization event," the amount by which the principal balance on the floating rate portion of the U.S. Fleet Debt is reduced, exclusive of the originally scheduled amortization, becomes the notional amount of the differential swaps and is transferred to Hertz. There was no payment associated with these differential swaps and their notional amounts are and will continue to be zero unless (1) there is an amortization event, which causes the amortization of the loan balance, or (2) the debt is prepaid. See Note 1—Background, Basis of Presentation and Liquidity.

On September 12, 2008, a supplement was signed to the Indenture, dated as of August 1, 2006, between HVF and the Bank of New York Mellon Trust Company, N.A. This supplement created the Series 2008-1 Notes for issuance by HVF. In order to satisfy rating agency requirements related to its bankruptcy-remote status, HVF acquired an interest rate cap in an amount equal to the Series 2008-1 Notes maximum principal amount of $825.0 million with a strike rate of 7% and a term until August 15, 2011. HVF bought the cap on the date the supplement was signed for $0.4 million. In connection with this interest rate cap, Hertz sold an equal and opposite cap for $0.3 million. The fair value of these interest rate caps on March 31, 2009 were an asset of (in thousands of dollars) $8 and a liability of $8. The fair value of these interest rate caps was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these interest rate caps are included in our results of operations in the periods incurred.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of € 600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million, and expired on June 5, 2008. As of March 31, 2008, the fair value of the swaptions was €2.0 million (or $3.2 million), which is reflected in our condensed consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the HIL swaptions were calculated using the income approach and applying observable market data. During the three months ended March 31, 2008, the fair value adjustment related to these swaptions was a loss of $6.0 million, which was recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. On June 4, 2008, these swaptions were sold for a realized gain of €9.4 million (or $14.8 million). Additionally, on June 4, 2008, HIL purchased two new swaptions for €8.6 million, to protect itself from interest rate increases associated with the International ABS Fleet Financing Facility,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

which closed on July 24, 2008. These swaptions were based on an underlying transaction with a notional amount of €600 million at an interest rate of 4.25%. On October 10, 2008, the outstanding swaptions were terminated and Hertz received a €1.9 million payment from counterparties.

We purchase unleaded gasoline at prevailing market rates. In January 2009, we began a program to manage our exposure to changes in prices through the use of derivative commodity instruments. We presently hedge a portion of our overall fuel purchases with commodity swaps and have contracts in place that settle on a monthly basis through December 31, 2009. As of March 31, 2009, the notional amount of these outstanding commodity instruments was approximately 12.2 million gallons. The fair value of these commodity instruments was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these commodity instruments are included in our results of operations in the periods incurred. As of March 31, 2009, the value of these commodity instruments was $1.1 million.

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of March 31, 2009 were approximately $0.4 million and we limit counterparties to financial institutions that have strong credit ratings. As of March 31, 2009 and December 31, 2008, the total notional amount of these foreign exchange options was $12.5 million and $15.1 million, respectively, maturing at various dates in 2009 and 2010, and the fair value of all outstanding foreign exchange options, was approximately $0.5 million and $0.5 million, respectively, which was recorded in our condensed consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the foreign exchange options was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans. The forward rate is reflected in the intercompany loan rate to the subsidiaries, and as a result, the forward contracts have no material impact on our results of operations. As of March 31, 2009, the total notional amount of these forward contracts was $319.1 million, maturing within two months.

In connection with the Transactions, we issued €225 million of Senior Euro Notes. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our international operations. As a result of this net investment hedge designation, as of March 31, 2009 and December 31, 2008, losses of $6.9 million (net of tax of $7.0 million) and $15.7 million (net of tax of $12.6 million), respectively, attributable to the translation of our Senior Euro Notes into the U.S. dollar are recorded in our condensed consolidated balance sheet in "Accumulated other comprehensive loss."

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

We have entered into indemnification agreements with each of our directors. The indemnification agreements provide the directors with contractual rights to the indemnification and expense advancement rights provided under our by-laws, as well as contractual rights to additional indemnification as provided in the indemnification agreements.

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

We also reimburse our directors, or the Sponsor affiliated with certain of our directors, for reasonable and necessary expenses they incur in performing their duties as directors, and our directors are entitled to free worldwide Hertz car rentals upon completion of evaluation forms. In the case of a member of our Board who is also one of our employees, no additional compensation is paid for serving as a director.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Each of our directors who is employed by or affiliated with one of our Sponsors may assign all or any portion of the compensation the director receives for his services as a director to that Sponsor or its affiliates.

Stock options are granted annually in arrears, and cash fees are payable quarterly in arrears, although a director may generally elect to receive all or a portion of fees that would otherwise be payable in cash in the form of shares of our common stock having a fair market value at such time equal to the amount of such fees. Any such shares are paid to the director when cash fees would otherwise be payable, although, if a director so chooses, these shares may be payable on a tax-deferred basis in phantom shares if the requirements regarding such deferral are met in accordance with applicable tax law, in which case the actual shares of our common stock are paid to the director promptly following the date on which he or she ceases to serve as a director (or, if earlier, upon a change in control as defined in the Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Director Plan," or the Omnibus Plan).

Options granted under the Director Compensation Policy must be granted at an exercise price no less than fair market value of such shares on the date of grant. Options granted as part of a director's annual retainer fee will be fully vested at the time of grant and will generally have a 10-year term.

A director recognizes ordinary income upon exercising options granted in an amount equal to the fair market value of the shares acquired on the date of exercise, less the exercise price, and we have a corresponding tax deduction at that time. In the case of shares issued in lieu of cash fees, a director who is an individual generally recognizes ordinary income equal to the fair market value of such shares on the date such shares are paid to the director and we have a corresponding tax deduction at that time. For the three months ended March 31, 2009 and 2008, we recognized $0.4 million and $0.4 million, respectively, of expense relating to the Director Compensation Policy in our consolidated statement of operations in "Selling, general and administrative" expenses.

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

Financing Arrangements with Related Parties

Affiliates of ML Global Private Equity, L.P. and its related funds (which are stockholders of Hertz Holdings) and of Merrill Lynch & Co., or "ML," one of the underwriters in the initial public offering of our common stock and the June 2007 secondary offering by the Sponsors, were lenders under the Hertz Holdings Loan Facility (which was repaid with the proceeds of our initial public offering), are lenders under the original and amended Senior Term Facility, the original and amended Senior ABL Facility and the Fleet Financing Facility; acted as initial purchasers with respect to the offerings of the Senior Notes, the Senior Subordinated Notes and the Series 2008-1 Notes; acted as structuring advisors and agents under our ABS Program and acted as dealer managers and solicitation agents for Hertz's tender offers for its

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

existing debt securities in connection with the Acquisition and are a counterparty to our HVF Swaps. See Note 7—Debt and Note 13—Financial Instruments.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 15—Commitments and Contingencies

Off-Balance Sheet Commitments

As of March 31, 2009 and December 31, 2008, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Sponsors; Directors

On the Closing Date, Hertz entered into customary indemnification agreements with us, the Sponsors and our stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, our stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We also entered into indemnification agreements with each of our directors. We do not believe that these indemnifications are reasonably likely to have a material impact on us.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of March 31, 2009 and December 31, 2008, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in "Accrued liabilities" were $2.1 million and $2.2 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Legal Proceedings

Other Consumer or Supplier Class Actions

  1.
  HERC Loss Damage Waiver

    On August 15, 2006, Davis Landscape, Ltd., individually and on behalf of all others similarly situated, v. Hertz Equipment Rental Corporation, was filed in the United States District Court for the District of New Jersey. Davis Landscape, Ltd., purported to be a nationwide class action on behalf of all persons and business entities who rented equipment from HERC and who paid a Loss Damage Waiver, or "LDW," charge. The complaint alleges that the LDW is deceptive and unconscionable as a matter of law under pertinent sections of New Jersey law, including the New Jersey Consumer Fraud Act and the New Jersey Uniform Commercial Code. The plaintiff sought an unspecified amount of statutory damages under the New Jersey Consumer Fraud Act, an unspecified amount of compensatory damages with the return of all LDW charges paid, declaratory relief and an injunction prohibiting HERC from engaging in acts with respect to the LDW charge that violated the New Jersey Consumer Fraud Act. The complaint also asked for attorneys' fees and costs. In October 2006, we filed an answer to the complaint. In November 2006, the plaintiff filed an amended complaint adding an additional plaintiff, Miguel V. Pro, an individual residing in Texas, and new claims relating to HERC's charging of an "Environmental Recovery Fee." Causes of action for breach of contract and breach of implied covenant of good faith and fair dealing were also added. After extensive discovery, the plaintiffs filed a motion to certify the class in May 2008. In June 2008, HERC filed its opposition to class certification, as well as a motion for summary judgment. In December 2008, the court granted class certification and we filed a petition for leave to appeal with the U.S. Court of Appeals for the Third Circuit requesting the court to exercise its discretion by reviewing the class certification order. In January 2009, the trial court denied our motion for summary judgment. In April 2009, the U.S. Court of Appeals for the Third Circuit denied HERC's petition for leave to appeal the class certification order.

  2.
  Concession Fee Recoveries

    On October 13, 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company was filed in the United States District Court for the District of Nevada. Sobel purported to be a nationwide class action on behalf of all persons who rented cars from Hertz or Enterprise Rent-A-Car, or "Enterprise," at airports in Nevada and whom Hertz or Enterprise charged airport concession recovery fees. The complaint alleged that the airport concession recovery fees violated certain provisions of Nevada law, including Nevada's Deceptive Trade Practices Act. The plaintiffs sought an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz and Enterprise from quoting or charging any of the fees prohibited by Nevada law. The complaint also asked for attorneys' fees and costs. In November 2006, the plaintiffs and Enterprise stipulated and agreed that claims against Enterprise would be dismissed without prejudice. In January 2007, we filed a motion to dismiss. In September 2007, the court denied our motion to dismiss. We thereafter filed a motion for certification seeking to have the interpretation of Nevada Revised Statutes

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

    Section 482.31575 certified to the Nevada Supreme Court or, in the alternative, to the United States Court of Appeals for the Ninth Circuit. In October 2007, we answered the complaint. In February 2008, the United States Court of Appeals for the Ninth Circuit denied our motion for certification. Discovery commenced in Spring 2008. In January 2009, we filed a motion for summary judgment and the plaintiffs filed a motion for partial summary judgment and for entry of a final injunction.

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

    On December 13, 2007, Thomas J. Comiskey, on behalf of himself and all others similarly situated v. Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Dollar Thrifty Automotive Group, Inc., Advantage Rent-A-Car, Inc., Avalon Global Group, The Hertz Corporation, Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Beverly Hills Rent-A-Car, Inc., Rent4Less, Inc., Autorent Car Rental, Inc., Pacific Rent-A-Car, Inc., ABC Rent-A-Car, Inc., The California Travel and Tourism Commission, and Dale E. Bonner was commenced in the United States District Court for the Central District of California. Comiskey purported to be a class action brought on behalf of all persons and entities that have paid an assessment since the inception of the Passenger Car Rental Industry Tourism Assessment Program in California on January 1, 2007. The complaint alleged that California's Passenger Car Rental Industry Tourism Assessment Program, as included in the California Tourism Marketing Act, violated the United States Constitution's Commerce Clause and First Amendment, both directly and was in violation of 42 U.S.C. § 1983, Article I, §§ 2 and 3 of the California Constitution, and Article XIX, § 2 of the California Constitution. The complaint sought injunctive and declaratory relief, that all unspent assessments collected and to be collected be held in trust, damages, interest, attorneys' fees, and costs. On December 14, 2007, Isabel S. Cohen filed in the United States District Court for the Central District of California a complaint virtually identical to that filed in Comiskey. In February 2008, the court consolidated Comiskey and Cohen, captioned the consolidated action "In re Tourism Assessment Fee Litigation," and ordered the plaintiffs to serve a single consolidated class action complaint. In April 2008, we filed a motion to dismiss the consolidated complaint and we also filed a motion to transfer the case to the United States District Court for the Southern District of California for potential consolidation with the Shames case. In September 2008, the United States District Court for the Central District of California granted the rental car defendants' motion to transfer the In re Tourism Assessment Fee Litigation to the United States District Court for the Southern District of California. In February 2009, the court granted the separate motions to dismiss that had been filed by each of the defendants and dismissed the consolidated class action complaint with prejudice. In March 2009, the plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit seeking to overturn the District Court's entry of final judgment and the District Court's order denying plaintiffs' Ex Parte Motion for Leave to File a Motion for Relief from Judgment Pursuant to FRCP 59(e) and/or for Leave to File a Second Amended Complaint.

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

On September 25, 2007, we filed a second lawsuit, also captioned The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. in the United States District Court for the District of Massachusetts. In this second lawsuit—the patent action—we seek a declaratory judgment that a newly issued patent to Crawford is not infringed by Hertz and is invalid and unenforceable. In October 2007, we filed a motion to consolidate the antitrust action and the patent action and, in November 2007, the court granted our motion to consolidate the two actions. Enterprise and Crawford filed a motion to dismiss the patent action in December 2007 and Hertz and TSD filed opposition papers in January 2008. In June 2008, the court denied the motion to dismiss that had been filed by Enterprise and Crawford. Discovery will now commence. See "Item 1A—Risk Factors" in our Form 10-K.

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

Note 16—Loss Per Share

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

The following table sets forth the computation of basic and diluted loss per share (in thousands of dollars, except share and per share amounts):

	Three Months Ended March 31,
	2009	2008
Basic and diluted loss per share:
Numerator:
Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(163,509)	$(57,704)

Denominator:
Weighted average shares used in basic and diluted computation (in thousands)	323,371	322,222

Loss per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, basic	$(0.51)	$(0.18)
Loss per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, diluted	$(0.51)	$(0.18)

Diluted loss per share computations for the three months ended March 31, 2009 and 2008 excluded the weighted-average impact of the assumed exercise of approximately 16.0 million and 16.1 million stock options, respectively, as well as approximately 4.6 million of RSUs and 2.6 million of PSUs as of March 31, 2009, because such impact would be antidilutive.

Note 17—Subsequent Events

On April 8, 2009, we completed the acquisition of certain assets of Advantage Rent A Car, or "Advantage," for approximately $33.0 million. Advantage is a popular brand for price-oriented customers at key U.S. leisure travel destinations. The purchase agreement provided us with the rights to purchase certain rights, trademarks and copyrights to use the Advantage brand name, website and phone numbers. In addition, the agreement provides us with the option to have assigned to us certain leases, fixed assets, airport concession agreements and other agreements associated with approximately 20 locations that Advantage is or previously was operating.

On April 9, 2009, we completed the acquisition of Eileo S.A., or "Eileo," a Paris-based developer of car sharing technology. Eileo's end-to-end solutions are utilized by Connect by Hertz, our car sharing program currently operating in London, New York City and Paris and other markets.

Each of these transactions will be accounted for using the acquisition method of accounting in accordance with SFAS No. 141(R), "Business Combinations."

In April 2009, we made aggregate open market repurchases at a discount of approximately $150.0 million in face value of the Senior Dollar Notes, Senior Subordinated Notes and our Senior Euro Notes.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained or incorporated by reference in this Report including, without limitation, those concerning our liquidity and capital resources, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our results of operations; economic performance; financial condition; management forecasts; efficiencies, cost savings and opportunities to increase productivity and profitability; income and margins; liquidity and availability to us of additional or continued sources of financing for our revenue earning equipment; financial instability of insurance companies providing financial guarantees for asset- backed securities; anticipated growth; financial instability of the manufacturers of our cars; economies of scale; the economy; future economic performance; our ability to maintain profitability during adverse economic cycles and unfavorable external events; fuel costs; future acquisitions and dispositions; litigation; potential and contingent liabilities; management's plans; taxes; tangible and intangible asset impairment charges; and refinancing of existing debt. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward- looking statements. These statements often include words such as "believes," "expects," "projects," "anticipates," "intends," "plans," "estimates," "seeks," "will," "may," "should," "forecasts" or similar expressions.

Forward-looking statements are not guarantees of performance or results and by their nature are subject to inherent risks and uncertainties. We caution you therefore that you should not rely on these forward-looking statements. You should understand that the risks and uncertainties discussed in "Item 1A—Risk Factors" included in Hertz Global Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the United States Securities and Exchange Commission, or the "SEC," on March 3, 2009, or our "Form 10-K," could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

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

The car and equipment rental industries are significantly influenced by general economic conditions. In the final three months of 2008 and continuing in the three months ended March 31, 2009, both the car and equipment rental markets experienced unprecedented declines due to the precipitous slowdown in consumer spending as well as significantly reduced demand for industrial and construction equipment. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic while the equipment rental segment, is being impacted by the difficult economic and business environment as investment in commercial construction and the industrial markets slow. The United States and international markets are currently experiencing a significant decline in economic activities, including a tightening of the credit markets, reduced airline passenger traffic, reduced consumer spending and volatile fuel prices. These conditions are expected to continue through 2009. During 2008 and the three months ended March 31, 2009, this resulted in a rapid decline in the volume of car rental and equipment rental transactions, an increase in depreciation and fleet related costs as a percentage of revenue, lower industry pricing and lower residual values for the non-program cars and equipment that we sold. See "Item 1A—Risk Factors" in our Form 10-K.

Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price or residual values of cars and equipment or interest rates can also have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to have an overall strategy of increasing the proportion of non-program cars we have in our worldwide fleet. However in 2008, given the recent economic downturn described above, we sold a higher proportion of non-program cars during the third quarter, when the used car market is traditionally stronger, to reduce exposure to residual value declines in the fourth quarter. Accordingly, for the year ended December 31, 2008, the percentage of non-program cars in the U.S. fleet decreased from 58% to 46% as compared to the year ended December 31, 2007; however, the percentage of non-program cars increased slightly internationally and for the year ended December 31, 2008, the percentage of non-program cars in our international fleet was 41%, compared to 35% for the year ended December 31, 2007. In the United States, as of March 31, 2009, the percentage of non-program cars was 75% as compared to 73% as of March 31, 2008. Internationally, as of March 31, 2009, the percentage of non-program cars was 70%, compared to 61% as of March 31, 2008.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

Our per car vehicle depreciation costs in the United States for 2008 increased approximately 6% from our net per car depreciation costs for 2007 and increased approximately 20% in Europe year-over-year. In the three months ended March 31, 2009, our per car vehicle depreciation costs increased 3% and 19% in the United States and Europe, respectively, as compared to the prior year period. We expect our per car vehicle depreciation costs in the United States and in Europe for 2009 to be similar to 2008. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures. See "Liquidity and Capital Resources" below.

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

In January 2009, we announced that, as part of a comprehensive plan to further decrease costs and as a result of reduced rental demand, we were reducing our global workforce by more than 4,000 employees beginning in the fourth quarter 2008 and continuing through the first quarter of 2009, more than half of whom are not eligible for severance benefits. We incurred job reductions in the car and equipment rental businesses, corporate and support areas, and in all geographies, with an emphasis on eliminating non-customer facing jobs. Related to these location closures and continued cost reduction initiatives, we incurred restructuring charges for employee termination liabilities covering approximately 1,500 employee separations in the fourth quarter.

During the first quarter of 2009, our equipment rental business incurred charges mainly for losses on disposal of surplus equipment and recognition of facility lease obligations related to previously announced U.S. branch closures that were completed during the quarter. Our North American and European car rental businesses incurred charges mainly for facility lease obligations related to previously announced off-airport locations that were completed during the quarter. Our European car rental business eliminated certain specialty rental equipment as a future cost reduction initiative and incurred related lease termination costs.

For the three months ended March 31, 2009 and 2008, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $29.5 million and $19.6 million, respectively.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

Additional efficiency and cost saving initiatives may be developed during 2009. However, we presently do not have firm plans or estimates of any related expenses. See Note 12 to the Notes to our condensed consolidated financial statements included in this Report.

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

For the three months ended March 31, 2009, based on publicly available information, we believe some U.S. car rental brands experienced declines in transaction days with varying RPD changes compared to the three months ended March 31, 2008. For the three months ended March 31, 2009, we experienced a 13.4% decrease in transaction days versus the prior period in the United States, while RPD was down 3.0%. During the three months ended March 31, 2009, in our European operations, we experienced a low double digit decline in transaction days and our car rental RPD was below the level of our RPD during the three months ended March 31, 2008.

In the three years ended December 31, 2008, we increased the number of our off-airport rental locations in the United States by approximately 20% to 1,645 locations. Revenues from our U.S. off-airport operations grew during the same period, representing $971.8 million, $963.8 million and $890.1 million of our total car rental revenues in the years ended December 31, 2008, 2007 and 2006, respectively. Our U.S. off-airport operations represented $213.6 million and $235.1 million of our total car rental revenues in the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, we have 1,565 off-airport locations. In the balance of 2009 and subsequent years, our strategy will include selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.

For the year ended December 31, 2008, based on publicly available information, we believe the U.S. equipment rental industry experienced downward pricing. HERC experienced lower equipment rental volumes and pricing worldwide for the year ended December 31, 2008. During the year ended December 31, 2008 (excluding additions relating to acquisitions), HERC had a net decrease of 27 U.S. locations, two new Canadian locations, a net decrease of 10 locations in Europe and one location opening in China. During the three months ended March 31, 2009, based on publicly available information, we believe the majority of the U.S. equipment rental industry experienced reduced or decreased volumes and downward pricing. HERC experienced lower equipment rental volumes and pricing worldwide for the three months ended March 31, 2009 compared to the prior year period. During the three months ended March 31, 2009, HERC had net decreases of two U.S. locations and

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

14 European locations and no changes in the number of locations in Canada and China. In connection with new location openings in the U.S., we expect HERC will incur non-fleet start-up costs of approximately $0.8 million per location and additional fleet acquisition costs, excluding equipment transferred from other branches, over an initial twelve-month period of approximately $1 to $4 million per location. In connection with new location openings in Europe, we expect HERC will incur lower start-up costs per location as compared with the United States.

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statements of operations for the three months ended March 31, 2009 and 2008 (in millions of dollars):

			Percentage of Revenues
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Revenues:
Car rental	$1,260.9	$1,598.1	80.6%	78.4%
Equipment rental	279.3	410.8	17.8	20.1
Other	24.7	30.3	1.6	1.5

Total revenues	1,564.9	2,039.2	100.0	100.0

Expenses:
Direct operating	955.3	1,171.5	61.1	57.4
Depreciation of revenue earning equipment	489.8	533.9	31.3	26.2
Selling, general and administrative	166.7	193.4	10.6	9.5
Interest, net of interest income	163.1	196.2	10.4	9.6

Total expenses	1,774.9	2,095.0	113.4	102.7

Loss before income taxes	(210.0)	(55.8)	(13.4)	(2.7)
Benefit for taxes on income	49.6	2.9	3.2	0.1

Net loss	(160.4)	(52.9)	(10.2)	(2.6)
Less: Net income attributable to noncontrolling interest	(3.1)	(4.8)	(0.2)	(0.2)

Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(163.5)	$(57.7)	(10.4)%	(2.8)%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of March 31, 2009 and 2008:

	Three Months Ended or as of March 31,
	2009	2008
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	5,542	6,565
Domestic	4,042	4,900
International	1,500	1,665
Worldwide transaction days (in thousands)(a)	26,475	30,239
Domestic	18,411	21,264
International	8,064	8,975
Worldwide rental rate revenue per transaction day(b)	$41.93	$43.36
Domestic	$41.82	$43.10
International	$42.19	$43.98
Worldwide average number of company-operated cars during the period	380,900	437,400
Domestic	260,000	304,400
International	120,900	133,000
Adjusted pre-tax income (loss) (in millions of dollars)(c)	$(33.5)	$39.3
Worldwide revenue earning equipment, net (in millions of dollars)	$6,274.4	$8,406.5
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$256.3	$353.5
Same store revenue growth, including growth initiatives(e)	(23.8)%	(0.3)%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,963.4	$3,480.9
Adjusted pre-tax income (in millions of dollars)(c)	$0.7	$59.3
Revenue earning equipment, net (in millions of dollars)	$2,009.1	$2,640.1
Other Operating Data:
EBITDA (in millions of dollars)(f)	$493.4	$728.6
Corporate EBITDA (in millions of dollars)(f)	$91.9	$235.0

(a)
Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units in the U.S. and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The optional insurance products are packaged within certain negotiated corporate, government and membership programs and within certain retail rates being charged. Based upon these existing programs and rate packages, management believes that these optional insurance products should be consistently included in the daily pricing of car rental transactions. On the other hand, non-rental rate revenue items such as refueling and concession pass-through expense items are driven by factors beyond the control of management (i.e. the price of fuel and the concession fees charged by airports). Additionally, NeverLost units are an optional revenue product which management does not consider to be part of their daily pricing of car rental transactions. The following table reconciles our car rental

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

  revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2008 foreign exchange rates) for the three months ended March 31, 2009 and 2008 (in millions of dollars, except as noted):

	Three Months Ended March 31,
	2009	2008
Car rental revenue per statement of operations	$1,260.9	$1,598.1
Non-rental rate revenue	(172.3)	(218.7)
Foreign currency adjustment	21.5	(68.3)

Rental rate revenue	$1,110.1	$1,311.1

Transaction days (in thousands)	26,475	30,239
Rental rate revenue per transaction day (in whole dollars)	$41.93	$43.36
(c)
Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes plus non-cash purchase accounting charges, non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts and certain one-time charges and non-operational items. Adjusted pre-tax income is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects the financial results from ongoing operations. The following table reconciles income (loss) before income taxes by segment to adjusted pre-tax income (loss) by segment for the three months ended March 31, 2009 and 2008 (in millions of dollars):

	Three Months Ended March 31, 2009
	Car Rental	Equipment Rental
Loss before income taxes	$(90.2)	$(24.8)
Adjustments:
Purchase accounting(1)	9.4	16.1
Non-cash debt charges(2)	19.3	2.3
Restructuring charges	15.1	7.0
Restructuring related charges(3)	8.6	0.1
Third-party bankruptcy accrual(4)	4.3	—

Adjusted pre-tax income (loss)	$(33.5)	$0.7

	Three Months Ended March 31, 2008
	Car Rental	Equipment Rental
Income (loss) before income taxes	$(5.8)	$39.4
Adjustments:
Purchase accounting(1)	10.3	14.0
Non-cash debt charges(2)	8.6	2.7
Restructuring charges	15.8	1.7
Restructuring related charges(3)	2.1	0.7
Unrealized loss on derivatives(5)	6.0	—
Vacation accrual adjustment(6)	2.3	0.8

Adjusted pre-tax income	$39.3	$59.3

  (1)
  Represents the purchase accounting effects of the Acquisition and any subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities.

  (2)
  Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the three months ended March 31, 2009, also includes $7.5 million associated with the amortization of amounts

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

    pertaining to the de-designation of our interest rate swaps. For the three months ended March 31, 2008, also includes $2.3 million associated with the ineffectiveness of our interest rate swaps.

  (3)
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

  (4)
  Represents an allowance for uncollectible program car receivables related to a bankrupt European dealer affiliated with a U.S. car manufacturer.

  (5)
  For the three months ended March 31, 2008, represents an unrealized loss on our interest rate swaptions.

  (6)
  Represents an increase in the employee vacation accrual during the three months ended March 31, 2008 relating to a change in our U.S. vacation policy in 2007 which provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 each year.

(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2008 foreign exchange rates) for the three months ended March 31, 2009 and 2008 (in millions of dollars):

	Three Months Ended March 31,
	2009	2008
Equipment rental revenue per statement of operations	$279.3	$410.8
Equipment sales and other revenue	(26.2)	(41.8)
Foreign currency adjustment	3.2	(15.5)

Rental and rental related revenue	$256.3	$353.5

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

  Borrowings under our senior credit facilities are a key source of our liquidity. Our ability to borrow under these senior credit facilities depends upon, among other things, the maintenance of a sufficient borrowing base and compliance with the financial ratio covenants based on Corporate EBITDA set forth in the credit agreements for our senior credit facilities. Our senior term loan facility requires us to maintain a specified consolidated leverage ratio and consolidated interest expense coverage ratio based on Corporate EBITDA, while our senior asset-based loan facility requires that a specified consolidated leverage ratio and consolidated fixed charge coverage ratio be maintained for periods during which there is less than $200 million of available borrowing capacity under the senior asset-based loan facility. These financial covenants became applicable to us beginning September 30, 2006, reflecting the four quarter period ending thereon. Failure to comply with these financial ratio covenants would result in a default under the credit agreements for our senior credit facilities and, absent a waiver or an amendment from the lenders, permit the acceleration of all outstanding borrowings under the senior credit facilities. As of March 31, 2009, we performed the calculations associated with the above noted financial covenants and determined that we are in compliance with such covenants.

  As of March 31, 2009, we had an aggregate principal amount outstanding of $1,368.8 million and $55.7 million pursuant to our senior term loan facility and our senior asset-based loan facility, respectively. As of March 31, 2009, Hertz is required under the senior term loan facility to have a consolidated leverage ratio of not more than 5.00:1 and a consolidated interest

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

  expense coverage ratio of not less than 2.25:1. In addition, under our senior asset-based loan facility, if there is less than $200 million of available borrowing capacity under that facility as of March 31, 2009, Hertz is required to have a consolidated leverage ratio of not more than 5.00:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the quarter then ended. Under the senior term loan facility, as of March 31, 2009, we had a consolidated leverage ratio of 4.11:1 and a consolidated interest expense coverage ratio of 2.64:1. Since we have maintained sufficient borrowing capacity under our senior asset-based loan facility as of March 31, 2009, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see Note 7 to the Notes to our condensed consolidated financial statements included in this Report as well as Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." In addition to the borrowings under our senior credit facilities, we have a significant amount of additional debt outstanding. For a discussion of the risks associated with our significant leverage, see "Item 1A—Risk Factors" in our Form 10-K.

  The following table reconciles net loss to EBITDA and Corporate EBITDA for the three months ended March 31, 2009 and 2008 (in millions of dollars):

	Three Months Ended March 31,
	2009	2008
Net loss attributable to Hertz Holdings, Inc. and Subsidiaries' common stockholders(1)	$(163.5)	$(57.7)
Depreciation and amortization(2)	543.4	593.0
Interest, net of interest income(3)	163.1	196.2
Benefit for taxes on income	(49.6)	(2.9)

EBITDA(4)	493.4	728.6
Adjustments:
Car rental fleet interest	(79.1)	(94.0)
Car rental fleet depreciation	(391.1)	(447.4)
Non-cash expenses and charges(5)	26.3	20.2
Extraordinary, unusual or non-recurring gains or losses(6)	42.4	27.6

Corporate EBITDA	$91.9	$235.0

  (1)
  For the three months ended March 31, 2009 and 2008, net loss attributable to Hertz Holdings, Inc. and Subsidiaries' common stockholders includes corporate noncontrolling interest of $3.1 million and $4.8 million, respectively.

  (2)
  For the three months ended March 31, 2009 and 2008, depreciation and amortization was $425.8 million and $486.1 million, respectively, in our car rental segment and $116.1 million and $105.3 million, respectively, in our equipment rental segment.

  (3)
  For the three months ended March 31, 2009 and 2008, interest, net of interest income, was $76.8 million and $92.5 million, respectively, in our car rental segment and $14.5 million and $33.5 million, respectively, in our equipment rental segment.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

  (4)
  The following table reconciles net cash provided by operating activities to EBITDA for the three months ended March 31, 2009 and 2008 (in millions of dollars):

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$966.2	$1,128.2
Amortization of debt and debt modification costs	(17.5)	(12.2)
Provision for losses on doubtful accounts	(8.3)	(6.0)
Unrealized loss on derivatives	—	(6.0)
Gain on sale of property and equipment	1.3	5.4
Amortization and ineffectiveness of cash flow hedges	(7.5)	(2.3)
Stock-based employee compensation charges	(7.4)	(6.0)
Asset writedowns	(3.1)	—
Noncontrolling interest	(3.1)	(4.8)
Deferred taxes on income	(7.3)	12.8
Benefit for taxes on income	(49.6)	(2.9)
Interest expense, net of interest income	163.1	196.2
Net changes in assets and liabilities	(533.4)	(573.8)

EBITDA	$493.4	$728.6

  (5)
  For the three months ended March 31, 2009 and 2008, non-cash expenses and charges were $18.9 million and $14.2 million, respectively, in our car rental segment and $0.0 million and $0.0 million, respectively, in our equipment rental segment.

  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of certain non-cash expenses and charges. The adjustments reflect the following (in millions of dollars):

	Three Months Ended March 31,
	2009	2008
Non-cash amortization of debt costs included in car rental fleet interest	$18.9	$8.2
Corporate non-cash stock-based employee compensation charges	7.4	6.0
Unrealized loss on derivatives	—	6.0

Total	$26.3	$20.2

  (6)
  For the three months ended March 31, 2009 and 2008, extraordinary, unusual or non-recurring gains or losses or charges or credits were $28.0 million and $20.2 million, respectively, in our car rental segment and $7.1 million and $3.2 million, respectively, in our equipment rental segment.

  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of extraordinary, unusual or non-recurring gains or losses or charges or credits. The adjustments reflect the following (in millions of dollars):

	Three Months Ended March 31,
	2009	2008
Restructuring charges	$29.5	$19.6
Restructuring related charges	8.9	3.5
Vacation accrual adjustment	—	3.2
Third-party bankruptcy accrual	4.3	—
Gasoline hedge gain	(1.0)	—
Management transition costs	0.7	1.3

Total	$42.4	$27.6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

Revenues

	Three Months Ended March 31,
(in millions of dollars)	2009	2008	$ Change	% Change
Revenues:
Car rental	$1,260.9	$1,598.1	$(337.2)	(21.1)%
Equipment rental	279.3	410.8	(131.5)	(32.0)%
Other	24.7	30.3	(5.6)	(18.5)%

Total revenues	$1,564.9	$2,039.2	$(474.3)	(23.3)%

Total revenues decreased 23.3% (18.3% in constant currency) for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Revenues from our car rental operations decreased 21.1%, primarily as a result of a 12.4% decrease in car rental transaction days worldwide, the effects of foreign currency translation of approximately $80.6 million, lower RPD described below and decreases in refueling fees of $31.7 million and airport concession recovery fees of $20.9 million.

RPD for worldwide car rental for the three months ended March 31, 2009 declined 3.3% from 2008, due to declines in U.S. and International RPD of 3.0% and 4.1%, respectively. U.S. airport RPD decreased 1.6% and U.S. off-airport RPD declined by 3.0%.

Revenues from our equipment rental operations decreased 32.0%, primarily due to a 25.6% decrease in equipment rental volume, a 4.2% decline in pricing, a decrease in sales of supplies, merchandise and new equipment of $15.1 million and the effects of foreign currency translation of approximately $18.4 million.

Revenues from all other sources decreased 18.5%, primarily due to a decrease in car rental licensee revenue of $5.3 million, including the effects of foreign currency translation of approximately $2.5 million.

Expenses

	Three Months Ended March 31,
(in millions of dollars)	2009	2008	$ Change	% Change
Expenses:
Direct operating	$955.3	$1,171.5	$(216.2)	(18.5)%
Depreciation of revenue earning equipment	489.8	533.9	(44.1)	(8.2)%
Selling, general and administrative	166.7	193.4	(26.7)	(13.8)%
Interest, net of interest income	163.1	196.2	(33.1)	(16.9)%

Total expenses	$1,774.9	$2,095.0	$(320.1)	(15.3)%

Total expenses decreased 15.3%, and total expenses as a percentage of revenues increased from 102.7% for the three months ended March 31, 2008 to 113.4% for the three months ended March 31, 2009.

Direct operating expenses decreased 18.5% as a result of decreases in fleet related expenses, personnel related expenses and other direct operating expenses.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

  Fleet related expenses decreased $85.6 million, or 30.4%. The decrease was primarily related to a decrease in fleet levels as a result of decreased worldwide rental volume and included decreases in gasoline costs of $32.8 million, vehicle damage and maintenance costs of $31.0 million, self-insurance expense of $10.4 million and equipment rental delivery costs of $7.0 million, including the effects of foreign currency translation of approximately $19.8 million.

  Personnel related expenses decreased $82.7 million, or 20.3%. The decrease was primarily related to decreases in wages and benefits related to restructuring of $74.2 million and a decrease in incentive compensation of $5.5 million, including the effects of foreign currency translation of approximately $18.7 million.

  Other direct operating expenses decreased $47.9 million, or 9.9%. The decrease was primarily related to a decrease in fleet levels as a result of decreased worldwide rental volume and included decreases in concession fees in our car rental operations of $17.5 million, equipment rental cost of goods sold of $11.4 million, commission fees of $8.6 million, charge card fees of $5.8 million, facility expenses of $4.8 million, including the effects of foreign currency translation of approximately $34.4 million, partly offset by an increase in restructuring and restructuring related charges of $17.1 million.

Depreciation of revenue earning equipment for our car rental operations of $391.1 million for the three months ended March 31, 2009 decreased 12.6% from $447.4 million for the three months ended March 31, 2008. The decrease was primarily due to a decrease in average fleet operated and the effects of foreign currency translation of approximately $25.5 million, partly offset by higher net proceeds received in excess of book value on the disposal of used vehicles and a $6.6 million net increase in depreciation in certain of our car rental operations resulting from changes in depreciation rates to reflect changes in the estimated residual value of vehicles. Depreciation of revenue earning equipment in our equipment rental operations of $98.7 million for the three months ended March 31, 2009 increased 14.1% from $86.5 million for the three months ended March 31, 2008. The increase was primarily due to lower net proceeds received in excess of book value on the disposal of used equipment, partly offset by a 14.9% decrease in the average acquisition cost of rental equipment operated during the period and the effects of foreign currency translation of approximately $4.1 million.

Selling, general and administrative expenses decreased 13.8%, due to decreases in sales promotion expenses, administrative expenses and advertising expenses, including the effects of foreign currency translation of approximately $11.5 million.

  Sales promotion expenses decreased $10.7 million, or 24.9%, primarily related to a decrease in sales salaries and commissions of $6.6 million, as well as the effects of foreign currency translation of approximately $2.9 million.

  Administrative expenses decreased $9.1 million, or 7.8%, primarily due to decreases in the unrealized loss on our interest rate swaptions of $6.0 million which were terminated in October 2008, administrative salaries of $5.9 million and management incentive compensation of $1.9 million, including the effects of foreign currency translation of approximately $7.2 million, partly offset by increases in consultant fees of $3.1 million, restructuring and restructuring related charges of $2.8 million and legal fees of $2.2 million.

  Advertising expenses decreased $6.9 million, or 20.1%, primarily due to decreased media advertising and the effects of foreign currency translation of approximately $1.4 million.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

Interest expense, net of interest income, decreased 16.9%, primarily due to a decrease in the weighted average debt outstanding, a decrease in the weighted average interest rate on our borrowings, and the effects of foreign currency translation of approximately $7.0 million, partly offset by a decrease in interest income of $8.0 million and increased interest expense of $5.2 million related to our HVF swaps.

Adjusted Pre-Tax Income (Loss)

Adjusted pre-tax loss for our car rental segment was $33.5 million for the three months ended March 31, 2009, compared with adjusted pre-tax income of $39.3 million for the three months ended March 31, 2008. The decrease was primarily due to a decline in transaction days and RPD. Adjustments to our car rental segment loss before income taxes on a GAAP basis for the three months ended March 31, 2009 and 2008, totaled $56.7 million and $45.1 million, respectively. See footnote c to the table under "—Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008—Summary" for a summary and description of these adjustments.

Adjusted pre-tax income for our equipment rental segment was $0.7 million for the three months ended March 31, 2009, compared with $59.3 million for the three months ended March 31, 2008. The decrease was primarily due to decreases in volume and pricing and lower net proceeds received in excess of book value on the disposal of used equipment. Adjustments to our equipment rental segment income (loss) before income taxes on a GAAP basis for the three months ended March 31, 2009 and 2008, totaled $25.5 million and $19.9 million, respectively. See footnote c to the table under "—Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008—Summary" for a summary and description of these adjustments. Adjusted pre-tax income for our equipment rental segment as a percent of its revenues decreased from 14.4% in 2008 to 0.3% in 2009.

The ratio of adjusted pre-tax income (loss) to revenues for our two segments reflects the different environments in which they operate. Our infrastructure costs are higher within our car rental segment due to the number and type of locations in which it operates and the corresponding headcount. Within our equipment rental segment, our revenue earning equipment generates lower depreciation expense due to its longer estimated useful life.

Benefit for Taxes on Income, Net Income Attributable to Noncontrolling Interests and Net Loss Attributable to Hertz Holdings, Inc. and Subsidiaries' Common Stockholders

	Three Months Ended March 31,
(in millions of dollars)	2009	2008	$ Change	% Change
Loss before income taxes	$(210.0)	$(55.8)	$(154.2)	(276.3)%
Benefit for taxes on income	49.6	2.9	46.7	1,583.2%

Net loss	(160.4)	(52.9)	(107.5)	(203.4)%
Less: Net income attributable to noncontrolling interests	(3.1)	(4.8)	1.7	36.1%

Net loss attributable to Hertz Holdings, Inc. and Subsidiaries' common stockholders	$(163.5)	$(57.7)	$(105.8)	(183.4)%

The benefit for taxes on income increased $46.7 million, primarily due to an increase in the loss before income taxes and a reduction of discrete items, partly offset by the non-recognition of losses in certain

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

non-U.S. jurisdictions. The effective tax rate for the three months ended March 31, 2009 was 23.6% compared to 5.3% for the three months ended March 31, 2008, based upon the factors noted above.

Net income attributable to noncontrolling interests decreased 36.1% due to a decrease in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

The net loss attributable to Hertz Holdings, Inc. and Subsidiaries' common stockholders increased 183.4% primarily due to lower rental volume and pricing in our worldwide car and equipment rental operations and increased restructuring and restructuring related charges, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on the net loss was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

Effects of the Acquisition

The following table summarizes the purchase accounting effects of the Acquisition on our results of operations for the three months ended March 31, 2009 and 2008 (in millions of dollars):

	Three Months Ended March 31,
	2009	2008
Depreciation and amortization of tangible and intangible assets:
Other intangible assets	$14.3	$15.3
Revenue earning equipment	7.3	5.0
Property and equipment	1.9	2.2
Accretion of revalued liabilities:
Discount on debt	0.9	1.7
Workers' compensation and public liability and property damage	1.4	1.3

	$25.8	$25.5

Liquidity and Capital Resources

As of March 31, 2009, we had cash and equivalents of $557.1 million, a decrease of $37.2 million from December 31, 2008. As of March 31, 2009, we had $323.5 million of restricted cash to be used for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities (defined below), our like-kind exchange programs and to satisfy certain of our self-insurance regulatory reserve requirements. The decrease in restricted cash of $407.9 million from December 31, 2008 to March 31, 2009, primarily related to payments to reduce fleet debt and the timing of purchases and sales of revenue earning vehicles.

Our domestic and foreign operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Puerto Rico, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the three months ended March 31, 2009 was $966.2 million, a decrease of $162.0 million from the three months ended March 31, 2008. The decrease was primarily due to an increase in net loss, a decrease in depreciation of revenue earning equipment and changes in working capital, partly offset by a change in deferred taxes.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. In addition, we and our affiliates are currently repurchasing and may in

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

the future repurchase or otherwise retire debt of our subsidiaries and take other steps to reduce such debt or otherwise improve our balance sheet. These actions include open market purchases, negotiated repurchases and other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of such debt from time to time, our cash position and other considerations. Net cash provided by investing activities during the three months ended March 31, 2009 was $215.2 million, compared to net cash used by investing activities of $683.6 million in the three months ended March 31, 2008. The change is primarily due to decreases in revenue earning equipment expenditures, partly offset by decreases in year over year changes in restricted cash and proceeds from the disposal of revenue earning equipment. For the three months ended March 31, 2009, our expenditures for revenue earning equipment were $1,516.7 million and our proceeds from the disposal of such equipment were $1,353.2 million.

For the three months ended March 31, 2009, our capital expenditures for property and non-revenue earning equipment were $21.7 million and our proceeds from the disposal of such equipment were $8.4 million, as compared to $40.8 million and $11.7 million, respectively, for the three months ended March 31, 2008.

For the three months ended March 31, 2009, we experienced a decreased level of net expenditures for revenue earning equipment and property and equipment compared to the three months ended March 31, 2008. This net decrease was primarily due to a decrease in year over year expenditures for revenue earning equipment, partly offset by a year over year decrease in disposal proceeds for revenue earning equipment. For the full year 2009, we expect the level of net expenditures for revenue earning equipment, property and non-revenue earning equipment to be similar to that of the full year 2008. See "—Capital Expenditures" below.

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

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Transactions and from the funding of our costs of operations, working capital and capital expenditures. Based on March 31, 2009 availability and our 2009 business plan, we believe we have sufficient liquidity in our existing fleet facilities to meet our 2009 debt maturities. We are beginning discussions with banks and lenders to review refinancing options for the indebtedness maturing in 2010. The agreements governing our indebtedness require us to comply with two key covenants based on (1) a consolidated leverage ratio and (2) a consolidated interest expense coverage ratio. Our failure to comply with the obligations contained in any agreements governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt becoming immediately due and payable and could further result in a cross default or cross acceleration of our debt issued under other instruments.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

In response to the economic downturn, in 2008 we implemented aggressive strategic actions to reduce costs and improve liquidity. These actions included reducing wage and benefit costs through significant headcount reductions, accelerating fleet deletions and delaying additions to right-size the fleet to current demand levels and rationalizing our location footprint by closing a number of locations. We have developed additional plans for 2009 in an effort to mitigate the impact of continued revenue declines on our results of operations, including further reducing costs through the additional headcount reductions that we announced in January 2009, continuing to right-size our car and equipment rental fleet in response to the economic conditions, continued reengineering of our processes to reduce costs, increasing pricing and continuing to reduce the cost of acquiring our car and equipment rental fleet, among other actions.

We believe these actions will enhance our liquidity going forward. As of March 31, 2009, we had approximately $5.4 billion, which consisted of $0.6 billion of cash, $1.2 billion of unused commitments under our Senior ABL Facility and $3.6 billion of unused commitments under our fleet debt facilities. Taking into consideration the borrowing base limitations in our Senior ABL Facility and in our fleet debt facilities, the amount that we had available for immediate use as of March 31, 2009 under our Senior ABL Facility was $1.2 billion and we had $0.2 billion of over-enhancement that was available under our fleet debt facilities. Accordingly, as of March 31, 2009, we had $2.0 billion ($0.6 billion in cash, $1.2 billion available under our Senior ABL Facility and $0.2 billion available under our various fleet debt facilities) in liquidity that was available for our immediate use. Future availability of borrowings under these facilities will depend on borrowing base requirements and other factors, many of which are outside our control.

As of March 31, 2009, we had approximately $9,692.6 million of total indebtedness outstanding. Cash paid for interest during the three months ended March 31, 2009, was $204.1 million, net of amounts capitalized.

A significant number of cars that we purchase are subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, car manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition and mileage requirements. We use this specified price or guaranteed depreciation rate to calculate our asset-backed financing capacity. If any manufacturer of our cars fails to fulfill its repurchase or guaranteed depreciation obligations, due to bankruptcy or otherwise, our asset-backed financing capacity could be decreased, or we may be required to materially increase the credit enhancement levels related to the financing of the fleet vehicles provided by such bankrupt manufacturer under certain of our Fleet Financing Facilities. For a discussion of risks related to the repurchase of program cars from us or the guarantee of the depreciation rate of program cars by the manufacturers of our cars and for a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed financing, see "Item 1A—Risk Factors" in our Form 10-K.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleet. For further information concerning our asset-backed financing programs, see "Financing" below. The amount of financing available to us pursuant to these programs depends on a number of factors, many of which are outside our control. In the past several years, Ford and General Motors, which are the principal suppliers of cars to us on both a program and non-program basis, have experienced deterioration in their operating results and significant declines in their credit ratings. For further information concerning our asset-backed financing programs, see Note 3 to the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

Financial Statements and Supplementary Data." For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see "Item 1A—Risk Factors" in our Form 10-K.

In the event of a bankruptcy of a car manufacturer, including Ford or General Motors, our liquidity would be impacted by several factors including reductions in fleet residual values, as discussed above, and the risk that we would be unable to collect outstanding receivables due to us from such bankrupt manufacturer. In addition, under the current terms of our asset-backed financing facilities, we may be required to materially increase the credit enhancement levels related to the financing of the fleet vehicles provided by such bankrupt manufacturer. If we were required to provide this additional enhancement, we would use a combination of our available cash, our availability under our Senior ABL Facility or any existing over-enhancement that we may then have under our Fleet Financing Facilities, which, in the case of Ford or General Motors would have a material impact on our liquidity. For a detailed description of the amounts we have available under our Senior ABL Facility and our Fleet Financing Facilities, see Note 3 to the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." For a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed financing, see "Item 1A—Risk Factors" in our Form 10-K.

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of our lenders under the Senior ABL Facility, the ABS Program, the International Fleet Debt facilities, the Fleet Financing Facility, the Brazil Fleet Financing Facility, the Canadian Fleet Financing Facility, the Belgian Fleet Financing Facility, the U.K. Leveraged Financing and the International ABS Fleet Financing Facility. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under the Senior Credit Facilities, and substantially all of our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under the International Fleet Debt facilities or (in the case of our Canadian equipment rental business) the Senior ABL Facility. None of such assets will be available to satisfy the claims of our general creditors.

We have a significant amount of debt that will mature over the next several years. The aggregate amounts of maturities of debt for each of the twelve-month periods ending March 31 (in millions of dollars) are as follows: 2010, $2,492.0 (including $1,675.5 of other short-term borrowings); 2011, $2,827.9; 2012, $134.1; 2013, $1,545.0; 2014, $0.1; after 2014, $2,748.2. For a discussion of these maturities, see Note 3 to the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." The approximately $1.7 billion of short-term borrowings included in the 2009 maturity are revolving in nature and do not expire in 2009. As a result of strategic cost reduction actions taken in 2008 and planned for 2009, we believe that we will remain in compliance with our debt covenants and that cash generated from operations, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for 2009. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Recent turmoil in the credit markets and the financial instability of insurance companies providing financial guarantees for asset-backed securities has reduced the availability of debt financing, which may result in increases in the interest rates at which lenders are willing to make debt financing available to us. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt. For a discussion of risks related to our substantial indebtedness, see "Item 1A—Risk Factors" in our Form 10-K.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

Approximately $3.7 billion of our U.S. fleet debt at March 31, 2009 is guaranteed by third party insurance companies, MBIA Insurance Corporation, or "MBIA" and Ambac Assurance Corporation, or "Ambac". MBIA and Ambac are facing financial instability and have been downgraded and are on review for further credit downgrade or under developing outlook by one or more credit agencies. An event of bankruptcy with respect to MBIA or Ambac would result in an amortization event under the portion of the debt guaranteed by the affected insurer. In addition, if an amortization event continues for 30 days or longer, the noteholders of the affected series of notes would have the right to require liquidation of a portion of the fleet sufficient to repay such notes, provided that the exercise of the right was exercised by a majority of the affected noteholders. Based on current public information we do not currently believe that there is a near-term risk of bankruptcy of MBIA or Ambac, nor do we expect the noteholders to exercise their liquidation right in the event of a bankruptcy. However, in the event of a bankruptcy of either MBIA or Ambac and subsequent vote by the noteholders to liquidate that portion of our fleet, we would expect to use the portion of our $825.0 million asset-backed facility that is not insured by MBIA or Ambac that is then available, together with our corporate liquidity and possibly other funding sources, including car and equipment sales, to repay the affected series of notes. For a discussion of risks related to the financial instability of MBIA or Ambac, see "Item 1A—Risk Factors" in our Form 10-K.

Certain events, such as a bankruptcy of one of the third-party insurance companies providing financial guarantees with respect to our asset-backed notes or a manufacturer of a significant number of cars in our fleet, or a continuing deterioration in the economic environment could lead to a deterioration in our financial condition and liquidity position. In addition, in the case of the bankruptcy of a combination of General Motors, Ford, MBIA or Ambac, if our available cash and other funding sources were not sufficient to satisfy the consequences as described in Note 1 to the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data", we would be required to renegotiate with our lenders or raise additional funds and there is no assurance that we would be successful in such renegotiation or the raising of such funds.

Financing

Our "Senior Term Facility" is a secured term loan facility entered into by Hertz in connection with the Acquisition consisting of (a) a maximum borrowing capacity of $1,400.0 million, which included a delayed draw facility of $293.0 million and (b) a prefunded synthetic letter of credit facility in an aggregate principal amount of $250.0 million. This term loan facility and the synthetic letter of credit facility mature in December 2012. On March 31, 2009, Hertz entered into an amendment, or the "Term Loan Amendment," to the Senior Term Facility. The Term Loan Amendment became effective on March 31, 2009 after receipt of the consent of the necessary lenders. The Term Loan Amendment provides, in material part, that Hertz may tender for term loans under the credit agreement that governs the Senior Term Facility, or the "Credit Agreement," at a discount to their principal amount on up to four occasions for a period of one year after the date of the Term Loan Amendment. The aggregate par principal amount of all such term loans tendered and prepaid may not exceed $500.0 million. The discount applicable to any such prepayments will be determined through modified "Dutch auction" procedures and subject to the other terms and conditions described in the Term Loan Amendment. Hertz may make any such prepayment only if its unrestricted cash and cash equivalents plus available commitments under Hertz's senior asset-based loan facility equal or exceed $1.0 billion after giving effect to such prepayment. The Term Loan Amendment does not obligate Hertz to make any such prepayments. The Term Loan Amendment also makes certain technical and conforming changes to the terms of the Credit Agreement, including changes to clarify the manner in which Consolidated Vehicle

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

Interest Expense (as defined in the Credit Agreement) is reflected in the calculation of Excess Cash Flow, which is at times used to determine Hertz's capacity to engage in certain transactions.

Our "Senior ABL Facility" is a senior asset-based revolving loan facility entered into by Hertz and certain of its U.S. and Canadian subsidiaries in connection with the Acquisition with a maximum borrowing capacity of $1,800.0 million. Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. The Senior ABL Facility matures in February 2012. We refer to the Senior Term Facility and the Senior ABL Facility together as the "Senior Credit Facilities."

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

Our "Promissory Notes" consist of the outstanding untendered senior notes issued under three separate indentures existing prior to the Acquisition. These senior notes have maturities ranging from November 2009 to January 2028.

Our "U.S. Fleet Debt" consists of approximately $4,300.0 million of asset-backed securities issued on the Closing Date ($925.0 million of which have subsequently matured) by Hertz Vehicle Financing LLC, or "HVF," a special purpose entity wholly owned by us, backed by our U.S. car rental fleet, all of which we issued under our existing asset-backed notes program, or the "ABS Program." An additional $600.0 million of previously issued asset-backed medium term notes, or "Pre-Acquisition ABS Notes," maturing in May 2009 remained outstanding under the ABS Program following the Closing Date ($543.3 million of which have subsequently matured). We have also issued approximately $1,500.0 million of variable funding notes on the Closing Date in two series under these facilities, none of which were drawn on the Closing Date. As of March 31, 2009, the current capacity was $1,215.0 million and $247.8 million of these variable funding notes were outstanding. The U.S. Fleet Debt have maturities ranging from May 2009 to November 2010.

Our "Series 2008-1 Notes" refers to a new variable funding note facility entered into by HVF on September 12, 2008. The aggregate principal amount of the facility is not to exceed $825.0 million and is available to HVF on a revolving basis, subject to borrowing base availability. The Series 2008-1 Notes were not drawn on the closing date. The expected final maturity date of the Series 2008-1 Notes is August 2010.

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

Our "International ABS Fleet Financing Facility" consists of a multi-jurisdictional fleet financing initially covering Australia, France and the Netherlands, or the "Relevant Jurisdictions." The maximum commitment under (i) the Euro denominated financing is €562.0 million (or $747.3 million, calculated using exchange rates in effect on March 31, 2009) and (ii) the Australian dollar denominated financing is A$269.0 million (or $186.5 million). The expected maturity date is in December 2010.

Our "Fleet Financing Facility" is a credit agreement entered into by Hertz and its subsidiary, Puerto Ricancars, Inc., or "PR Cars," in September 2006, which provides for a commitment of up to $275.0 million to finance the acquisition of Hertz's and/or PR Cars' fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands. The Fleet Financing Facility matures in December 2011, but Hertz and PR Cars may terminate or reduce the commitments of the lenders thereunder at any time.

Our "Brazilian Fleet Financing Facility" refers to the agreement dated April 4, 2007 amending and restating our Brazilian subsidiary's credit facility (which was originally included under the International Fleet Debt facilities) to, among other things, increase the facility to R$130 million (or $56.3 million) consisting of a R$70 million (or $30.3 million) term loan facility and a R$60 million (or $26.0 million) revolving credit facility. This facility matures in December 2010.

Our "Canadian Fleet Financing Facility" refers to a Note Purchase Agreement entered into by our indirect subsidiary, Hertz Canada Limited, and certain of its subsidiaries, on May 30, 2007, with CARE Trust, a third-party special purpose commercial paper conduit administered by Bank of Montreal, or "CARE Trust," which acts as conduit for the asset-backed borrowing facility, and certain related agreements and transactions, in order to establish an asset-backed borrowing facility to provide financing for our Canadian car rental fleet. The new facility refinanced the Canadian portion of the International Fleet Debt facilities. The maximum amount which may be borrowed under the new facility is CAN$400 million (or $318.2 million). The Canadian Fleet Facility matures in May 2012. Under the current terms of the Canadian Fleet Financing Facility we must have at least 50% of the Canadian car rental fleet that is financed under such facility be subject to manufacturer buyback programs and not more than 50% of the Canadian car rental fleet that is financed under such facility consist of cars and receivables of an individual manufacturer. In April 2009, our indirect subsidiary, Hertz Canada Limited, and certain of its subsidiaries, entered into waiver agreements with CARE Trust regarding both of these restrictions. The waivers expire upon the earlier of May 22, 2009 or at such time as program vehicles as a percentage of total vehicles falls below 20%. We are currently negotiating with CARE Trust to amend the Canadian Fleet Financing Facility, to among other things, (1) decrease or eliminate the 50% program car restriction and (2) modify the covenant pertaining to manufacturer limits. There is no assurance that a mutually acceptable amendment can be successfully negotiated. If this occurs, we may have to find other financing arrangements, which may be more costly, or finance these vehicles ourselves, which will impact our liquidity.

Our "Belgian Fleet Financing Facility" consists of a secured revolving credit facility entered into by our Belgian subsidiary, Hertz Belgium BVBA on June 21, 2007, with varying facility limits of up to €27.4 million (or $36.4 million) maturing in December 2010. This facility refinanced the Belgian portion of our International Fleet Debt facilities.

Our "U.K. Leveraged Financing" consists of an agreement for a sale and leaseback facility entered into with a financial institution in the United Kingdom, or the "U.K.," by our subsidiary in the U.K., Hertz (U.K.)

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

Limited on December 21, 2007, under which we may sell and lease back fleet up to the value of £175.0 million (or $250.3 million). The amount available under this facility increases over the term of the facility. The facility is scheduled to mature in December 2013. This facility refinanced the U.K. portion of the International Fleet Debt facilities.

As of March 31, 2009, the aggregate principal amount of $56.7 million of pre-Acquisition ABS Notes were outstanding and the average interest rate was 3.2%.

As of March 31, 2009, there were $11.2 million of capital lease financings outstanding. These capital lease financings are included in the International ABS Fleet Financing Facility total and have maturities ranging from May 2009 to August 2009.

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

MBIA and Ambac provide credit enhancements in the form of financial guarantees for our U.S. Fleet Debt, with each providing guarantees for approximately half of the $3.7 billion in principal amount of the notes that was outstanding as of March 31, 2009 under our ABS Program. Under these arrangements, either MBIA or Ambac will guarantee the timely payment of interest on and ultimate payment of principal of such notes.

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

The U.K. Leveraged Financing facility is guaranteed by HIL.

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of our lenders under the Senior ABL Facility, the ABS Program, the International Fleet Debt facilities, the Fleet Financing Facility, the Brazil Fleet Financing Facility, the Canadian Fleet Financing Facility, the Belgian Fleet Financing Facility, the U.K. Leveraged Financing and the International ABS Fleet Financing Facility. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under the Senior Credit Facilities, and substantially all of our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under the International Fleet Debt facilities or (in the case of our Canadian equipment rental business) the Senior ABL Facility. None of such assets will be available to satisfy the claims of our general creditors.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of March 31, 2009, we were in compliance with all of these financial covenants.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

Derivatives

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," or "SFAS No. 133." These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, until February 2009, HVF was paying monthly interest at a fixed rate of 4.5% per annum in exchange for monthly interest at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. In March 2009, HVF made a cash payment to have the fixed rate on these swaps reset to the current market rates of 0.872% and 1.25% for the swaps maturing in February 2010 and November 2010, respectively. $80.4 million of this payment was made to an affiliate of MLGPE which is a counterparty to the HVF Swaps. Concurrently with this payment, the hedging relationship was dedesignated and the amount remaining in "Accumulated other comprehensive loss" associated with this cash flow hedging relationship was frozen and will be amortized into "Interest, net of interest income" over the respective terms of the associated debt in accordance with GAAP. We expect to amortize approximately $88.0 million from "Accumulated other comprehensive loss" into "Interest, net of interest income" over the next twelve months. Additionally, a new hedging relationship was designated between the HVF Swaps and the remaining $2,825.0 million of floating rate U.S. Fleet Debt, which also qualifies for cash flow hedge accounting in accordance with SFAS No. 133. Both at the inception of the hedge and on an ongoing basis, we measure ineffectiveness by comparing the fair value of the HVF Swaps and the fair value of hypothetical swaps, with similar terms, using the Hypothetical Method in accordance with GAAP. The hypothetical swaps represent a perfect hedge of the variability in interest payments associated with the U.S. Fleet Debt. Subsequent to the resetting of the swaps at current market rates, we anticipate that there will be no ineffectiveness in the hedging relationship because the critical terms of the HVF Swaps match the terms of the hypothetical swaps.

For the three months ended March 31, 2009 and 2008, we recorded an expense of $7.5 million and $2.3 million, respectively, in our consolidated statement of operations, in "Interest, net of interest income," associated with the amortization of the amount remaining in "Accumulated other comprehensive loss" associated with the dedesignation of the cash flow hedging relationship described above and the ineffectiveness of the HVF Swaps, respectively. The ineffectiveness in 2008 resulted from a decline in the value of the HVF Swaps due to a decrease in forward interest rates along with a decrease in the time value component as we approached the maturity dates of the HVF Swaps. The effective portion of the change in fair value of the HVF Swaps is recorded in "Accumulated other comprehensive loss." As of March 31, 2009 and December 31, 2008, the balance reflected in "Accumulated other comprehensive loss," net of tax, was a loss of $89.8 million (net of tax of $57.5 million) and $89.6 million (net of tax of $57.4 million), respectively. As of March 31, 2009 and December 31, 2008, the fair value of our HVF Swaps was a liability of $11.5 million and $134.5 million, respectively, which is reflected in our condensed consolidated balance sheet in "Accrued liabilities." The fair value of the HVF Swaps were calculated using the income approach and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads).

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

On September 12, 2008, a supplement was signed to the Indenture, dated as of August 1, 2006, between HVF and the Bank of New York Mellon Trust Company, N.A. This supplement created the Series 2008-1 Notes for issuance by HVF. In order to satisfy rating agency requirements related to its bankruptcy-remote status, HVF acquired an interest rate cap in an amount equal to the Series 2008-1 Notes maximum principal amount of $825.0 million with a strike rate of 7% and a term until August 15, 2011. HVF bought the cap on the date the supplement was signed for $0.4 million. In connection with this interest rate cap, Hertz sold an equal and opposite cap for $0.3 million. The fair value of these interest rate caps on March 31, 2009 were an asset of (in thousands of dollars) $8 and a liability of $8. The fair value of these interest rate caps was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these interest rate caps are included in our results of operations in the periods incurred.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of € 600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million, and expired on June 5, 2008. As of March 31, 2008, the fair value of the swaptions was €2.0 million (or $3.2 million), which is reflected in our condensed consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the HIL swaptions were calculated using the income approach and applying observable market data. During the three months ended March 31, 2008, the fair value adjustment related to these swaptions was a loss of $6.0 million, which was recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. On June 4, 2008, these swaptions were sold for a realized gain of €9.4 million (or $14.8 million). Additionally, on June 4, 2008, HIL purchased two new swaptions for €8.6 million, to protect itself from interest rate increases associated with the International ABS Fleet Financing Facility, which closed on July 24, 2008. These swaptions were based on an underlying transaction with a notional amount of €600 million at an interest rate of 4.25%. On October 10, 2008, the outstanding swaptions were terminated and Hertz received a €1.9 million payment from counterparties.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

Credit Facilities

As of March 31, 2009, the following credit facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,703.7	$1,214.1

Total Corporate Debt	1,703.7	1,214.1

Fleet Debt
U.S. Fleet Debt and Series 2008-1 Notes	1,792.2	71.3
International Fleet Debt	866.6	93.4
International ABS Fleet Financing Facility	438.1	27.2
Fleet Financing Facility	115.6	—
Brazilian Fleet Financing Facility	3.4	1.0
Canadian Fleet Financing Facility	245.6	—
U.K. Leveraged Financing	121.1	—

Total Fleet Debt	3,582.6	192.9

Total	$5,286.3	$1,407.0

As of March 31, 2009, the Senior Term Facility had approximately $9.1 million available under the letter of credit facility and the Senior ABL Facility had $174.2 million available under the letter of credit facility sublimit.

Our liquidity as of March 31, 2009 was approximately $5.4 billion, which consisted of $0.6 billion of cash, $1.2 billion of unused commitments under our Senior ABL Facility and $3.6 billion of unused commitments under our fleet debt facilities. Taking into consideration the borrowing base limitations in our Senior ABL Facility and in our fleet debt facilities, the amount that we had available for immediate use as of March 31, 2009 under our Senior ABL Facility was $1.2 billion and we had $0.2 billion of over-enhancement that was available under our fleet debt facilities. Accordingly, as of March 31, 2009, we had $2.0 billion ($0.6 billion in cash, $1.2 billion available under our Senior ABL Facility and $0.2 billion available under our various fleet debt facilities) in liquidity that was available for our immediate use. Future availability of borrowings under these facilities will depend on borrowing base requirements and other factors, many of which are outside our control. See "Item 1A—Risk Factors" in our Form 10-K.

As of March 31, 2009, substantially all of our assets were pledged under one or more of the facilities noted above.

As of March 31, 2009 and December 31, 2008, accrued interest was $74.8 million and $131.4 million, respectively, which is reflected in our condensed consolidated balance sheet in "Accrued liabilities."

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

Capital Expenditures

The following table sets forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds received by quarter for 2009 and 2008 (in millions of dollars):

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2009
First Quarter	$1,516.7	$(1,353.2)	$163.5	$21.7	$(8.4)	$13.3

2008
First Quarter	$2,880.3	$(1,748.4)	$1,131.9	$40.8	$(11.7)	$29.1
Second Quarter	3,662.5	(2,103.0)	1,559.5	61.9	(17.5)	44.4
Third Quarter	2,094.4	(2,284.3)	(189.9)	46.8	(7.6)	39.2
Fourth Quarter	1,387.0	(2,710.4)	(1,323.4)	29.2	(3.6)	25.6

Total Year	$10,024.2	$(8,846.1)	$1,178.1	$178.7	$(40.4)	$138.3

Revenue earning equipment expenditures in our car rental operations were $1,500.1 million and $2,816.0 million for the three months ended March 31, 2009 and 2008, respectively. Revenue earning equipment expenditures in our equipment rental operations were $16.6 million and $64.3 million for the three months ended March 31, 2009 and 2008, respectively.

Revenue earning equipment expenditures in our car rental and equipment rental operations for the three months ended March 31, 2009 decreased by 46.7% and 74.2%, respectively, compared to the three months ended March 31, 2008. The decrease in our car rental operations revenue earning equipment expenditures was primarily due to lower rental volumes during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, which required us to maintain lower fleet levels. The decrease in our equipment rental operations revenue earning equipment expenditures was primarily due to a general reduction in spending due to lower demand for equipment related to the economic downturn during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Property and equipment expenditures in our car rental operations were $17.7 million and $35.2 million for the three months ended March 31, 2009 and 2008, respectively. Property and equipment expenditures in our equipment rental operations were $3.0 million and $5.2 million for the three months ended March 31, 2009 and 2008, respectively. Property and equipment expenditures for all other activities were $1.0 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.

Property and equipment expenditures in our car rental and equipment rental operations for the three months ended March 31, 2009 decreased by 49.7% and 42.3%, respectively, and increased by 150.0% for all other activities compared to the three months ended March 31, 2008.

For the three months ended March 31, 2009, we experienced a level of net expenditures for revenue earning equipment and property and equipment lower than our net expenditures in the three months ended March 31, 2008. This net decrease was primarily due to a decrease in year over year expenditures

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

for revenue earning equipment, partly offset by a year over year decrease in disposal proceeds relating to revenue earning equipment, as noted above.

Off-Balance Sheet Commitments

As of March 31, 2009 and December 31, 2008, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Sponsors; Directors

On the Closing Date, Hertz entered into customary indemnification agreements with us, the Sponsors and our stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, our stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We also entered into indemnification agreements with each of our directors. We do not believe that these indemnifications are reasonably likely to have a material impact on us.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of March 31, 2009 and December 31, 2008, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in "Accrued liabilities" were $2.1 million and $2.2 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Risk Management

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see "Item 1—Business—Risk Management" in our Form 10-K.

Market Risks

We are exposed to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and fluctuations in gasoline prices. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and historically have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. For more information on these exposures, see Note 13 to the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

Interest Rate Risk

From time to time, we may enter into interest rate swap agreements to manage interest rate risk. In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF entered into the HVF Swaps effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, until February 2009, HVF was paying monthly interest at a fixed rate of 4.5% per annum in exchange for monthly interest at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. In March 2009, HVF made a cash payment to have the fixed rate on these swaps reset to the current market rates of 0.872% and 1.25% for the swaps maturing in February 2010 and November 2010, respectively.

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

On September 12, 2008, a supplement was signed to the Indenture, dated as of August 1, 2006, between HVF and the Bank of New York Mellon Trust Company, N.A. This supplement created the Series 2008-1 Notes for issuance by HVF. In order to satisfy rating agency requirements related to its bankruptcy-remote status, HVF acquired an interest rate cap in an amount equal to the Series 2008-1 Notes maximum principal amount of $825.0 million with a strike rate of 7% and a term until August 15, 2011. HVF bought the cap on the date the supplement was signed for $0.4 million. In connection with this interest rate cap, Hertz sold an equal and opposite cap for $0.3 million. The fair value of these interest rate caps on March 31, 2009 were an asset of (in thousands of dollars) $8 and a liability of $8. The fair value of these interest rate caps was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these interest rate caps are included in our results of operations in the periods incurred.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million, and expired on June 5, 2008. On June 4, 2008, these swaptions were sold for a realized gain of €9.4 million (or $14.8 million). Additionally, on June 4, 2008, HIL purchased two new swaptions for €8.6 million, to protect itself from interest rate increases associated with the International ABS Fleet Financing Facility, which closed on July 24, 2008. These swaptions were based on an underlying transaction with a notional amount of €600 million at an interest rate of 4.25%. On October 10, 2008, the outstanding swaptions were terminated and Hertz received a €1.9 million payment from counterparties.

See Notes 7 and 13 to the Notes to our condensed consolidated financial statements included in this Report and Notes 3 and 13 to the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

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

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of March 31, 2009, our net income would decrease by an estimated $16.6 million over a twelve-month period.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Continued)

Foreign Currency Risk

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of March 31, 2009 were approximately $0.4 million and we limit counterparties to financial institutions that have strong credit ratings. As of March 31, 2009 and December 31, 2008, the total notional amount of these foreign exchange options was $12.5 million and $15.1 million, respectively, maturing at various dates in 2009 and 2010, and the fair value of all outstanding foreign exchange options, was approximately $0.5 million and $0.5 million, respectively, which was recorded in our condensed consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the foreign exchange options was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans. The forward rate is reflected in the intercompany loan rate to the subsidiaries, and as a result, the forward contracts have no material impact on our results of operations. As of March 31, 2009, the total notional amount of these forward contracts was $319.1 million, maturing within two months.

In connection with the Transactions, we issued €225 million of Senior Euro Notes. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our international operations. As a result of this net investment hedge designation, as of March 31, 2009 and December 31, 2008, losses of $6.9 million (net of tax of $7.0 million) and $15.7 million (net of tax of $12.6 million), respectively, attributable to the translation of our Senior Euro Notes into the U.S. dollar are recorded in our condensed consolidated balance sheet in "Accumulated other comprehensive loss."

Other Risks

We purchase unleaded gasoline at prevailing market rates. In January 2009, we began a program to manage our exposure to changes in prices through the use of derivative commodity instruments. We presently hedge a portion of our overall fuel purchases with commodity swaps and have contracts in place that settle on a monthly basis through December 31, 2009. As of March 31, 2009, the notional amount of these outstanding commodity instruments was approximately 12.2 million gallons. The fair value of these commodity instruments was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these commodity instruments are included in our results of operations in the periods incurred. As of March 31, 2009, the value of these commodity instruments was $1.1 million. See Note 13 to the Notes to our condensed consolidated financial statements included in this Report.

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

Income Taxes

In January 2006, we implemented a like-kind exchange program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in a material deferral of federal and state income taxes for fiscal 2007 and 2008 and the three months ended March 31, 2009. A like-kind exchange program for HERC has been in place for several years. Pursuant to the like-kind exchange programs, we only receive the benefit of the tax deferral if we acquire a qualifying replacement asset within a certain number of days after we dispose of an asset. Accordingly, if we do not purchase a replacement asset within this limited time period, we are required to pay taxes on any gains that we made on the disposition, for the period in which the disposition was made. Therefore, as we reduce the size of our fleet, we cannot offer assurance that the expected tax deferral will be achieved or that the relevant law concerning the programs will remain in its current form.

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

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 4 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." Based on present assumptions, our 2009 worldwide pre-tax pension expense is expected to be approximately $33.5 million, which would represent a decrease of $5.3 million from 2008. The anticipated decrease in expense compared to 2008 is primarily due to lower expense for U.S. plans, largely due to headcount reductions. To the extent that there are layoffs affecting a significant number of employees covered by any pension plan worldwide, 2009 expense could vary significantly because of further charges or credits.

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

Recent Developments

On April 8, 2009, we completed the acquisition of certain assets of Advantage Rent A Car, or "Advantage," for approximately $33.0 million. Advantage is a popular brand for price-oriented customers at key U.S. leisure travel destinations. The purchase agreement provided us with the rights to purchase certain rights, trademarks and copyrights to use the Advantage brand name, website and phone numbers. In addition, the agreement provides us with the option to have assigned to us certain leases, fixed assets, airport concession agreements and other agreements associated with approximately 20 locations that Advantage is or previously was operating.

On April 9, 2009, we completed the acquisition of Eileo S.A., or "Eileo," a Paris-based developer of car sharing technology. Eileo's end-to-end solutions are utilized by Connect by Hertz, our car sharing program currently operating in London, New York City and Paris and other markets.

Each of these transactions will be accounted for using the acquisition method of accounting in accordance with SFAS No. 141(R), "Business Combinations."

In April 2009, we made aggregate open market repurchases at a discount of approximately $150.0 million in face value of the Senior Dollar Notes, Senior Subordinated Notes and our Senior Euro Notes.

 ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

There is no material change in the information reported under "Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks," included in this Report.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of all material pending legal proceedings, see Note 15 to the Notes to our condensed consolidated financial statements included in this Report.

The following recent developments pertaining to legal proceedings described in our Form 10-K for the fiscal year ended December 31, 2008 are furnished on a supplemental basis:

In March 2009, the plaintiffs in Thomas J. Comiskey, on behalf of himself and all others similarly situated v. Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Dollar Thrifty Automotive Group, Inc., Advantage Rent-A-Car, Inc., Avalon Global Group, The Hertz Corporation, Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Beverly Hills Rent-A-Car, Inc., Rent4Less, Inc., Autorent Car Rental, Inc., Pacific Rent-A-Car, Inc., ABC Rent-A-Car, Inc., The California Travel and Tourism Commission, and Dale E. Bonner filed a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit seeking to overturn the District Court's entry of final judgment and the District Court's order denying plaintiffs' Ex Parte Motion for Leave to File a Motion for Relief from Judgment Pursuant to FRCP 59(e) and/or for Leave to File a Second Amended Complaint.

In April 2009, the U.S. Court of Appeals for the Third Circuit in Davis Landscape, Ltd., individually and on behalf of all others similarly situated, v. Hertz Equipment Rental Corporation denied HERC's petition for leave to appeal the class certification order.

Aside from the above mentioned, there were no material changes in the legal proceedings described in our Form 10-K and we are not otherwise required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K.

ITEM 1A.    RISK FACTORS

There is no material change in the information reported under "Part I—Item 1A—Risk Factors" in our Form 10-K for the fiscal year ended December 31, 2008.

 ITEM 6.    Exhibits

(a)
Exhibits:

Exhibit Number	Description
4.6.10	Fourth Amendment, dated as of March 31, 2009, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on April 6, 2009)
4.9.13.1
Amendment No. 1, dated as of January 30, 2009, to the Amended and Restated Master Exchange Agreement, dated as of January 26, 2007, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and DB Services Tennessee, Inc. (Incorporated by reference to Exhibit 4.9.13.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.22.1
Amendment No. 1, dated as of March 3, 2009, to the Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., and Clayton, Dubilier & Rice, Inc.
10.23.1
Amendment No. 1, dated as of March 3, 2009, to the Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l., and TC Group IV, L.L.C.
10.24.1	Amendment No. 1 to Form of Sponsor Indemnification Agreement (Incorporated by reference to Exhibit 10.24.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.24.2
Amendment No. 1, dated as of March 3, 2009, to the Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, CMC-Hertz Partners, L.P., ML Hertz Co-Investor, L.P., and Merrill Lynch Global Partners, Inc.
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 8, 2009, relating to Financial Information
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

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

Date: May 8, 2009	HERTZ GLOBAL HOLDINGS, INC. (Registrant)
	By:	/s/ ELYSE DOUGLAS
Elyse Douglas
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

 EXHIBIT INDEX

Exhibit Number	Description
4.6.10	Fourth Amendment, dated as of March 31, 2009, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on April 6, 2009)
4.9.13.1
Amendment No. 1, dated as of January 30, 2009, to the Amended and Restated Master Exchange Agreement, dated as of January 26, 2007, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and DB Services Tennessee, Inc. (Incorporated by reference to Exhibit 4.9.13.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.22.1
Amendment No. 1, dated as of March 3, 2009, to the Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., and Clayton, Dubilier & Rice, Inc.
10.23.1
Amendment No. 1, dated as of March 3, 2009, to the Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l., and TC Group IV, L.L.C.
10.24.1	Amendment No. 1 to Form of Sponsor Indemnification Agreement (Incorporated by reference to Exhibit 10.24.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.24.2
Amendment No. 1, dated as of March 3, 2009, to the Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, CMC-Hertz Partners, L.P., ML Hertz Co-Investor, L.P., and Merrill Lynch Global Partners, Inc.
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 8, 2009, relating to Financial Information
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

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

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
ITEM l. Condensed Consolidated Financial Statements (Unaudited)
Report of Independent Registered Public Accounting Firm
Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008
Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008
Notes to Condensed Consolidated Financial Statements
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 1A. Risk Factors
ITEM 6. Exhibits
SIGNATURE
EXHIBIT INDEX