Form 10-Q
period 2009-09-30
HERTZ GLOBAL HOLDINGS INC
filed 2009-11-06
CIK 1364479

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

There were 409,739,273 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding as of November 3, 2009.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
INDEX

		Page
PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)
	Report of Independent Registered Public Accounting Firm	1
	Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	2
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	4–5
	Notes to Condensed Consolidated Financial Statements	6–39
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	40–70
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	70
ITEM 4.	Controls and Procedures	71
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	72
ITEM 1A.	Risk Factors	72
ITEM 6.	Exhibits	72–74
SIGNATURE		75
EXHIBIT INDEX		76–77

 PART I—FINANCIAL INFORMATION

ITEM l.    Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Hertz Global Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Hertz Global Holdings, Inc. and its subsidiaries as of September 30, 2009, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and September 30, 2008 and the consolidated statements of cash flows for the nine month periods ended September 30, 2009 and September 30, 2008. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, the related consolidated statements of operations, of stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated March 3, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 1 to the accompanying condensed consolidated balance sheet and the related consolidated interim statements of operations and of cash flows, the Company changed its method of accounting for noncontrolling interests in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 810. The accompanying December 31, 2008 condensed consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 6, 2009

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

Unaudited

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$926,717	$594,266
Restricted cash	404,658	731,373
Receivables, less allowance for doubtful accounts of $21,486 and $16,572	1,266,926	1,911,084
Inventories, at lower of cost or market	99,274	96,187
Prepaid expenses and other assets	312,900	286,712
Revenue earning equipment, at cost:
Cars	8,463,129	7,635,402
Less accumulated depreciation	(1,306,016)	(1,133,946)
Other equipment	2,558,009	2,708,254
Less accumulated depreciation	(664,897)	(518,172)

Total revenue earning equipment	9,050,225	8,691,538

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,023,722	1,033,098
Service equipment	810,390	751,925

	1,834,112	1,785,023
Less accumulated depreciation	(644,029)	(530,463)

Total property and equipment	1,190,083	1,254,560

Other intangible assets, net	2,620,289	2,621,586
Goodwill	285,588	264,061

Total assets	$16,156,660	$16,451,367

LIABILITIES AND EQUITY
Accounts payable	$747,326	$931,336
Accrued liabilities	986,540	1,137,874
Accrued taxes	92,702	128,360
Debt	10,348,381	10,972,297
Public liability and property damage	294,748	311,352
Deferred taxes on income	1,566,054	1,481,866

Total liabilities	14,035,751	14,963,085

Commitments and contingencies (Note 15)
Equity:
Hertz Global Holdings Inc. and Subsidiaries stockholders' equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 409,645,364 and 322,987,299 shares issued	4,096	3,230
Preferred Stock, $0.01 par value, 200,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	3,135,299	2,503,819
Accumulated deficit	(1,031,415)	(936,296)
Accumulated other comprehensive loss	(4,243)	(100,135)

Total Hertz Global Holdings, Inc. and Subsidiaries stockholders' equity	2,103,737	1,470,618
Noncontrolling interest	17,172	17,664

Total equity	2,120,909	1,488,282

Total liabilities and equity	$16,156,660	$16,451,367

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, except per share data)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Car rental	$1,724,887	$1,946,136	$4,436,691	$5,339,955
Equipment rental	280,281	432,885	836,421	1,286,836
Other	36,247	42,853	87,673	109,521

Total revenues	2,041,415	2,421,874	5,360,785	6,736,312

Expenses:
Direct operating	1,118,596	1,351,790	3,062,489	3,801,827
Depreciation of revenue earning equipment	499,050	595,016	1,468,228	1,658,715
Selling, general and administrative	179,778	234,321	488,012	595,744
Interest expense	169,294	220,077	498,238	637,151
Interest and other income, net	(1,066)	(5,490)	(52,598)	(20,450)

Total expenses	1,965,652	2,395,714	5,464,369	6,672,987

Income (loss) before income taxes	75,763	26,160	(103,584)	63,325
(Provision) benefit for taxes on income	(6,792)	(2,855)	19,873	(35,972)

Net income (loss)	68,971	23,305	(83,711)	27,353
Less: Net income attributable to noncontrolling interest	(4,443)	(5,641)	(11,408)	(16,146)

Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$64,528	$17,664	$(95,119)	$11,207

Weighted average shares outstanding (in thousands)
Basic	407,364	322,886	358,452	322,599
Diluted	425,171	322,886	358,452	322,599
Earnings (loss) per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders:
Basic	$0.16	$0.05	$(0.27)	$0.03
Diluted	$0.15	$0.05	$(0.27)	$0.03

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

Unaudited

	Nine Months Ended September 30,
	2009	2008
		(Note 1)
Cash flows from operating activities:
Net income (loss)	$(83,711)	$27,353
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of revenue earning equipment	1,468,228	1,658,715
Depreciation of property and equipment	119,712	131,441
Amortization of other intangible assets	50,161	49,747
Amortization of deferred financing costs	42,249	36,777
Amortization of debt discount	26,731	11,630
Stock-based compensation charges	26,603	20,303
Loss on derivatives	2,020	12,058
Amortization and ineffectiveness of cash flow hedges	52,227	7,791
Provision for losses on doubtful accounts	22,459	21,693
Asset writedowns	26,463	34,113
Deferred taxes on income	99,922	5,010
Gain on sale of property and equipment	(1,149)	(9,370)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(25,118)	(101,462)
Inventories, prepaid expenses and other assets	(252)	(61,860)
Accounts payable	(188,137)	86,570
Accrued liabilities	(191,165)	(31,043)
Accrued taxes	(112,994)	37,760
Public liability and property damage	(27,047)	(7,307)

Net cash provided by operating activities	$1,307,202	$1,929,919

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands of Dollars)

Unaudited

	Nine Months Ended September 30,
	2009	2008
		(Note 1)
Cash flows from investing activities:
Net change in restricted cash	$330,627	$146,084
Revenue earning equipment expenditures	(5,194,514)	(8,888,941)
Proceeds from disposal of revenue earning equipment	4,162,671	6,010,267
Property and equipment expenditures	(68,970)	(152,868)
Proceeds from disposal of property and equipment	6,140	62,281
Acquisitions, net of cash acquired	(76,212)	(68,864)
Purchase of short-term investments, net	(4,169)	—
Other investing activities	652	82

Net cash used in investing activities	(843,775)	(2,891,959)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	7,151	19,357
Proceeds from convertible debt offering	459,483	—
Repayment of long-term debt	(814,099)	(362,776)
Short-term borrowings:
Proceeds	324,576	391,131
Repayments	(272,559)	(302,856)
Proceeds (repayments) under the revolving lines of credit, net	(374,846)	1,294,208
Distributions to noncontrolling interest	(11,900)	(12,950)
Proceeds from sale of stock	528,758	—
Proceeds from exercise of stock options	4,807	6,753
Proceeds from employee stock purchase plan	1,846	—
Proceeds from disgorgement of stockholder short-swing profits	15	135
Payment of financing costs	(40,888)	(33,839)

Net cash provided by (used in) financing activities	(187,656)	999,163

Effect of foreign exchange rate changes on cash and cash equivalents	56,680	(35,787)

Net increase in cash and cash equivalents during the period	332,451	1,336
Cash and cash equivalents at beginning of period	594,266	730,203

Cash and cash equivalents at end of period	$926,717	$731,539

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$556,932	$626,934
Income taxes	20,721	22,562
Supplemental disclosures of non-cash flow information:
Purchases of revenue earning equipment included in accounts payable	$207,720	$232,045
Sales of revenue earning equipment included in receivables	358,013	842,831
Purchases of property and equipment included in accounts payable	12,629	31,153
Sales of property and equipment included in receivables	8,741	5,008

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

2009 Hertz Holdings Offerings

In May and June 2009, we completed a follow-on public offering of 52,900,000 shares of our common stock at a price of $6.50 per share with proceeds before underwriting discounts and offering expenses of approximately $343.9 million, or the "Common Stock Public Offering."

In addition, in May 2009 we entered into subscription agreements with investment funds affiliated with CD&R and Carlyle to purchase an additional 32,101,182 shares of our common stock at a price of $6.23 per share (the same price per share paid to us by the underwriters in the Common Stock Public Offering) with proceeds to us of approximately $200.0 million, or the "Private Offering." The Private Offering closed on July 7, 2009 and the 32,101,182 shares of our common stock were issued to the CD&R and Carlyle affiliated investment funds on the same date. Giving effect to the Common Stock Public Offering and the Private Offering, the Sponsors' ownership percentage in us is approximately 51%.

In May and June 2009, we also completed a public offering of an aggregate principal amount of $474,755,000 of 5.25% convertible senior notes due 2014, or the "Convertible Debt Public Offering."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

We used the net proceeds from the Common Stock Public Offering, the Private Offering and the Convertible Debt Public Offering, collectively the "2009 Hertz Holdings Offerings," to increase our liquidity and for general corporate purposes, including the repayment of principal amounts with respect to maturing debt under the fleet financing facilities of certain of our consolidated subsidiaries.

See Note 7—Debt and Note 11—Total Equity.

Basis of Presentation

The significant accounting policies summarized in Note 1 to our audited consolidated financial statements contained in our Form 10-K, have been followed in preparing the accompanying condensed consolidated financial statements, except for the adoption of Financial Accounting Standards Board Accounting Standards Codification, or "ASC," or "Codification," 810-10, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51," or "ASC 810-10," ASC 805, "Business Combinations," and ASC 820-10 "Fair Value Measurements."

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

Certain prior period amounts have been reclassified to conform with current reporting, including those relating to noncontrolling interests which conform with the provisions of ASC 810-10, which became effective for us in January 2009.

For all periods presented in this Report we have revised our consolidated statements of cash flows to exclude the impact of non-cash purchases and sales of revenue earning equipment and property and equipment which were included in "accounts payable" or "receivables" at the end of the period. See Note 17 in our Form 10-Q for the quarterly period ended June 30, 2009 filed with the SEC on August 7, 2009, or the "Second Quarter Form 10-Q."

Liquidity

The car and equipment rental industries are significantly influenced by general economic conditions. In the final three months of 2008 and continuing in the nine months ended September 30, 2009, both the car and equipment rental markets experienced unprecedented declines due to the precipitous slowdown in consumer spending as well as significantly reduced demand for industrial and construction equipment. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic while the equipment rental segment is being impacted by the difficult economic and business environment as investment in commercial construction and the industrial markets slow. The United States and international markets are currently experiencing a significant decline in economic activities, including a tightening of the credit markets, reduced airline passenger traffic, reduced consumer spending and volatile fuel prices. These conditions are expected to continue through the remainder of 2009. During 2008 and the nine months ended September 30, 2009, this resulted in a rapid decline in the volume of car rental and equipment rental transactions, soft industry pricing and until only recently an increase in depreciation and fleet related costs as a percentage of revenues and lower residual values for the non-program cars and equipment that we sold.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

"Non-program cars" mean cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk.

In response to the economic downturn, in 2008 we implemented aggressive strategic actions to reduce costs and improve liquidity. These actions included reducing wage and benefit costs through significant headcount reductions, accelerating fleet deletions and delaying additions to right-size the fleet to current demand levels and rationalizing our location footprint by closing a number of locations. We have developed additional plans for the remainder of 2009 in an effort to mitigate the impact of continued revenue declines on our results of operations, including reducing costs further through the additional headcount reductions that we announced in 2009, continuing to right-size our car and equipment rental fleet in response to the economic conditions, continued re-engineering of our processes, increasing prices and continuing to reduce the cost of acquiring our car and equipment rental fleet, among other actions.

As of September 30, 2009, we had $10,348.4 million of total indebtedness outstanding. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Acquisition and from the funding of our costs of operations and capital expenditures.

In 2009 we have also significantly addressed the fact that we had approximately $4.2 billion of our fleet debt that matures in 2010. We began addressing these liquidity needs at the end of the second quarter and the beginning of the third quarter by completing the 2009 Hertz Holdings Offerings, pursuant to which we received approximately $990 million of net proceeds, after deducting underwriting discounts and commissions and before offering expenses payable by Hertz Holdings. $200 million of the $990 million of net proceeds were received during the three months ended September 30, 2009.

On September 18, 2009, Hertz Vehicle Financing LLC, or "HVF," a bankruptcy-remote special purpose entity wholly-owned by Hertz, completed the closing of a new variable funding note facility referred to as the Series 2009-1 Variable Funding Rental Car Asset Backed Notes, or the "Series 2009-1 Notes." The facility has an expected maturity date of January 2012 and a 3 month controlled amortization period beginning in November 2011. The aggregate principal amount of such facility is $2.1 billion and such facility is available to HVF on a revolving basis until the controlled amortization period begins in November 2011. As of September 30, 2009, we had an aggregate principal amount outstanding of $300.0 million of Series 2009-1 Notes. This amount was subsequently paid in October 2009.

Immediately prior to the issuance of the Series 2009-1 Notes, HVF caused the termination of the series supplements and note purchase agreements relating to its Series 2005-3 Variable Funding Rental Car Asset Backed Notes, or the "Series 2005-3 Notes," Series 2005-4 Variable Funding Rental Car Asset Backed Notes, or the "Series 2005-4 Notes," and Series 2008-1 Variable Funding Rental Car Asset Backed Notes, or the "Series 2008-1 Notes," or the "Terminated VFNs," and caused the repayment and cancellation in full of the Terminated VFNs. The Terminated VFNs had expected final maturity dates ranging from November 2009 to November 2010 and we had an aggregate of approximately $2.0 billion of total capacity (prior to borrowing base or other limitations) under the Terminated VFNs. In effect we replaced the $2.0 billion of total capacity under the Terminated VFNs with the $2.1 billion of capacity that we have under the Series 2009-1 Notes while extending the expected final maturity date to January 2012.

In October 2009 HVF issued $1.2 billion in aggregate principal amount of new medium term notes (3 and 5 year) Series 2009-2 rental car asset backed notes, or the "Series 2009-2 Notes." The 3 year notes carry a 4.26% coupon (4.30% yield) and the 5 year notes carry a 5.29% coupon (5.35% yield) with expected

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

final maturities in 2013 and 2015, respectively. The advance rate on the notes is approximately 66%. In general, we expect to use the Series 2009-2 Notes to replace the Series 2005-1 and 2005-2 Rental Car Asset Backed Notes, or the "2005 Notes," as they mature in 2010.

Based on all that we have been able to accomplish in the first 10 months of 2009, our current availability under our various credit facilities and our business plan, we believe we have sufficient liquidity to meet our 2010 debt maturities. We still need to refinance approximately $1.7 billion of our international fleet debt that matures in December 2010 and we are currently in discussions with banks and lenders to review our refinancing options; however there can be no assurance that we will be able to refinance this indebtedness on terms comparable to our recent refinancings, or at all.

The agreements governing our corporate indebtedness require us to comply with two key covenants based on a consolidated leverage ratio and a consolidated interest expense coverage ratio. Our failure to comply with the obligations contained in any agreements governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt becoming immediately due and payable and could further result in a cross default or cross acceleration of our debt issued under other instruments. However, as a result of the above-mentioned actions and planned future actions, we believe that we will remain in compliance with our corporate debt covenants and that cash generated from operations, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next twelve months. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our corporate debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Chrysler LLC and General Motors Bankruptcies / Financial Status of Monoline Insurance Companies

Immediately prior to Chrysler LLC's bankruptcy, less than 1% of our fleet was comprised of Chrysler LLC vehicles, so its bankruptcy filing has not had a material impact on our business, financial condition or results of operations.

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

MBIA Insurance Corporation, or "MBIA," and Ambac Corporation, or "Ambac," provide credit enhancements in the form of financial guaranties for our 2005 Notes, with each providing guaranties for

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

approximately half of the $3.2 billion in principal amount of the 2005 Notes that was outstanding as of September 30, 2009, all of which matures in 2010.

An event of bankruptcy with respect to MBIA or Ambac between now and November 2010 would result in an amortization event under the portion of the 2005 Notes guaranteed by the affected insurer. In addition, if an amortization event continues for 30 days or longer, the noteholders of the affected series of notes would have the right to require liquidation of a portion of the fleet sufficient to repay such notes, provided that the exercise of the right was exercised by a majority of the affected noteholders.

Since MBIA and Ambac are facing financial instability, have been downgraded one or more times and are on review for further credit downgrade or under developing outlook by one or more credit agencies, we did not have the Series 2009-1 Notes or the Series 2009-2 Notes guaranteed. Accordingly, if a bankruptcy of MBIA or Ambac were to occur prior to the 2005 Notes maturing, we expect that we would use our corporate liquidity and the borrowings under or proceeds from the Series 2009-1 Notes and the Series 2009-2 Notes to pay down the amounts owed under the affected series of 2005 Notes.

Note 2—Recently Issued and/or Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or "FASB," issued The FASB Accounting Standards Codification. The Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On July 1, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.

Under ASC 470-20, "Debt with Conversion and Other Options", or "ASC 470-20," cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is recorded as additional paid-in capital. As a result, the debt is recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the consolidated statements of operations. We applied the provisions of ASC 470-20 to the Convertible Debt Public Offering. See Note 7—Debt and Note 11—Total Equity.

In January 2009, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." This FSP has been incorporated into and contains amendments to ASC 715,"Compensation—Retirement Benefits," or "ASC 715," that are intended to enhance the transparency surrounding the types of assets and associated risks in an employer's defined benefit pension or other postretirement plan. These particular amendments to ASC 715 will become effective for us beginning with our annual report for the period ended December 31, 2009. We will provide the required disclosure requirements beginning December 31, 2009, as required, and we do not believe it will have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No 46(R)," or "SFAS No. 167." SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The provisions of SFAS No. 167 become effective for us on January 1, 2010, and we do not believe that they will have a material impact on our financial position or results of operations.

Note 3—Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash includes cash and cash equivalents that are not readily available for our normal disbursements. Restricted cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our fleet debt facilities, for our like-kind exchange programs and to satisfy certain of our self-insurance regulatory reserve requirements. As of September 30, 2009 and December 31, 2008, the portion of total restricted cash that was associated with our fleet debt facilities was $282.5 million and $557.2 million, respectively. The decrease in restricted cash associated with our fleet debt of $274.7 million from December 31, 2008 to September 30, 2009, primarily related to payments to reduce fleet debt and the timing of purchases and sales of revenue earning vehicles.

Note 4—Goodwill and Other Intangible Assets

The following summarizes the changes in our goodwill for the period presented (in millions of dollars):

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2009
Goodwill	$307.1	$651.9	$959.0
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	264.1	—	264.1

Goodwill acquired during the year	13.9	2.4	16.3
Other changes during the year(1)	5.0	0.2	5.2

Balance as of September 30, 2009
Goodwill	326.0	654.5	980.5
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	$283.0	$2.6	$285.6

(1)
Consists of changes resulting from the translation of foreign currency denominated balances at different exchange rates from the beginning of the period to the end of the period.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Other intangible assets, net, consisted of the following major classes (in millions of dollars):

	September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$600.7	$(231.9)	$368.8
Other	56.4	(10.2)	46.2

Total	657.1	(242.1)	415.0

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other	15.3	—	15.3

Total	2,205.3	—	2,205.3

Total other intangible assets, net	$2,862.4	$(242.1)	$2,620.3

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Value
Amortizable intangible assets:
Customer-related	$620.2	$(187.9)	$(17.0)	$415.3
Other	10.9	(4.5)	—	6.4

Total	631.1	(192.4)	(17.0)	421.7

Indefinite-lived intangible assets:
Trade name	2,624.0	—	(434.0)	2,190.0
Other	9.9	—	—	9.9

Total	2,633.9	—	(434.0)	2,199.9

Total other intangible assets, net	$3,265.0	$(192.4)	$(451.0)	$2,621.6

Amortization of other intangible assets for the three months ended September 30, 2009 and 2008, was approximately $16.5 million and $16.5 million, respectively, and for the nine months ended September 30, 2009 and 2008, was approximately $49.7 million and $49.7 million, respectively. Based on our amortizable intangible assets as of September 30, 2009, we expect amortization expense to be approximately $18.5 million for the remainder of 2009 and range from $59.4 million to $67.6 million for each of the next five fiscal years.

During the nine months ended September 30, 2009, we added 27 locations by acquiring former franchisees in our domestic and international car rental operations, as well as approximately 20 locations associated with our acquisition of Advantage Rent A Car and two locations related to an external acquisition done within our equipment rental operations. Total cash paid for intangible assets during the nine months ended September 30, 2009 was $50.9 million, of this amount, $45.5 million was allocated to amortizable intangible assets, primarily comprised of the tradename and concession agreements associated with the Advantage Rent A Car acquisition and technology assets associated with the acquisition of Eileo, S.A., and $5.4 million was allocated to indefinite-lived intangible assets

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

associated with reacquired franchise rights during the nine months ended September 30, 2009. Each of these transactions has been accounted for using the acquisition method of accounting in accordance with GAAP and operating results of the acquired entities from the dates of acquisition are included in our consolidated statements of operations. The allocation of the purchase price to the tangible and intangible net assets acquired is preliminary and subject to finalization. These acquisitions are not material, individually or collectively, to the consolidated amounts presented within our statement of operations for the nine months ended September 30, 2009.

Note 5—Taxes on Income

The effective tax rate for the three and nine months ended September 30, 2009 was 9.0% and 19.2%, respectively. The effective tax rate for the three and nine months ended September 30, 2008 was 10.9% and 56.8%, respectively. The provision for taxes on income of $6.9 million in the three months ended September 30, 2009 increased from $2.9 million in the three months ended September 30, 2008, primarily due to the increase in income before income taxes and an increase in losses in certain non-U.S. jurisdictions for which a tax benefit cannot be recognized, partially offset by an increase in discrete benefits. The benefit for taxes on income was $19.9 million in the nine months ended September 30, 2009 compared to a provision for taxes on income of $36.0 million in the nine months ended September 30, 2008. The change is primarily due to pretax losses and discrete benefits recorded in the nine months ended September 30, 2009 compared to pretax income and discrete charges for the nine months ended September 30, 2008. This was partially offset by an increase in losses in certain non-U.S. jurisdictions for which a tax benefit cannot be recognized.

Note 6—Depreciation of Revenue Earning Equipment

Depreciation of revenue earning equipment includes the following (in millions of dollars):

	Three months ended September 30,
	2009	2008
Depreciation of revenue earning equipment	$479.8	$553.8
Adjustment of depreciation upon disposal of the equipment	1.3	20.7
Rents paid for vehicles leased	18.0	20.5

Total	$499.1	$595.0

	Nine months ended September 30,
	2009	2008
Depreciation of revenue earning equipment	$1,346.9	$1,534.4
Adjustment of depreciation upon disposal of the equipment	68.1	53.8
Rents paid for vehicles leased	53.2	70.5

Total	$1,468.2	$1,658.7

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended September 30, 2009 and 2008, reflects a net gain of $2.0 million and a net loss of $9.4 million, respectively, on the disposal of vehicles used in our car rental operations and for the three months ended September 30, 2009 and 2008 reflects net losses of $3.3 million and $11.3 million, respectively, on the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

disposal of industrial and construction equipment used in our equipment rental operations. The adjustment of depreciation upon disposal of revenue earning equipment for the nine months ended September 30, 2009 and 2008, reflects net losses of $27.3 million and $39.7 million, respectively, on the disposal of vehicles used in our car rental operations and for the nine months ended September 30, 2009 and 2008 reflects net losses of $40.8 million and $14.1 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations.

Depreciation rates are reviewed on an ongoing basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the nine months ended September 30, 2009, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net increases of $2.4 million and $14.4 million in depreciation expense for the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2009, depreciation rate changes in our equipment rental operations resulted in increases in depreciation expense of $2.3 million and $3.9 million, respectively.

For the three months ended September 30, 2009 and 2008, our worldwide car rental operations sold approximately 40,900 and 55,600 non-program cars, respectively, a 26.4% year over year decrease primarily due to a lower average fleet size. For the nine months ended September 30, 2009 and 2008, our worldwide car rental operations sold approximately 107,900 and 162,000 non-program cars, respectively, a 33.4% year over year decrease primarily due to a lower average fleet size.

Note 7—Debt

Open Market Repurchases

In April 2009, we made aggregate open market repurchases, at a discount, of approximately $68.0 million and $81.5 million in face value of our Senior Notes and Senior Subordinated Notes, respectively. As a result of these repurchases, we recorded a gain of $48.5 million, net of transaction costs, in "Interest and other income, net" for the nine months ended September 30, 2009.

Convertible Debt Offering

In May and June 2009, we issued $474.8 million in aggregate principal amount of Convertible Senior Notes. Our Convertible Senior Notes may be convertible by holders into shares of our common stock, cash or a combination of cash and shares of our common stock, as elected by us, initially at a conversion rate of 120.6637 shares per $1,000 principal amount of notes, subject to adjustment. However, we have a policy of settling the conversion of our Convertible Senior Notes using a combination settlement, which calls for settling the fixed dollar amount per $1,000 in principal amount in cash and settling in shares, the excess conversion value, if any. Proceeds from the Convertible Debt Offering were allocated between "Debt" and "Additional paid-in capital." The value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the Convertible Senior Notes and the amount reflected as a debt liability was recorded as "Additional paid-in capital." As a result, the debt was recorded at a discount of $117.9 million reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the consolidated statements of operations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Canadian Fleet Financing Facility

In June 2009, subsidiaries of Hertz entered into a second omnibus amendment to our Canadian Fleet Financing Facility, reducing the facility limit from CAD$400 million (or $371.9 million, calculated using exchange rates in effect on September 30, 2009) to CAD$225 million (or $209.2 million), changing the maturity date from May 2012 to May 2011 and adding increases in commitment fees. Also, among other things, certain covenants pertaining to fleet composition were eliminated and certain limitations on the number of vehicles supplied by a single manufacturer which may be included in the borrowing base calculation were added.

Amendment and Restatement of U.S. Fleet Debt Program Documents

In September 2009, HVF entered into amendments and restatements, of many of the agreements relating to its U.S. asset-backed fleet debt, or collectively, the "U.S. Fleet Debt Program Documents," including:

  •
  the ABS Indenture;

  •
  a Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement between Hertz, as Lessee and Servicer, and HVF, as Lessor;

  •
  a Third Amended and Restated Collateral Agency Agreement among HVF, as a Grantor, Hertz General Interest LLC, as a Grantor, Hertz, as Servicer, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee and a Secured Party, and Hertz, as a Secured Party;

  •
  a Second Amended and Restated Participation, Purchase and Sale Agreement by and between Hertz General Interest LLC, HVF and Hertz, as Lessee and Servicer;

  •
  a Second Amended and Restated Administration Agreement by and between Hertz, HVF and the Trustee;

  •
  a Second Amended and Restated Master Exchange Agreement among Hertz, HVF, Hertz General Interest LLC, Hertz Car Exchange Inc., and DB Services Tennessee, Inc.; and

  •
  a Second Amended and Restated Escrow Agreement among Hertz, HVF, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Chase Bank, N.A.

Among other things, these amendments (i) give HVF the ability, subject to certain conditions, to issue series of notes secured by segregated pools of collateral pledged to support only such series; (ii) modify the conditions precedent to HVF issuing a new series of notes under the ABS Indenture; (iii) modify certain conditions precedent to the amendment of the ABS Indenture, series supplements and certain of the other U.S. Fleet Debt Program Documents; (iv) provide that if certain events of default with respect to manufacturers of vehicles subject to repurchase programs (each, a "Manufacturer Event of Default") are cured, the effects of such events of default on the U.S. Fleet Debt Program Documents generally cease; (v) provide that if a Manufacturer Event of Default occurs, the related manufacturer does not cease to be an eligible manufacturer, thereby allowing HVF to finance a greater proportion of vehicles manufactured by such manufacturer during a Manufacturer Event of Default and (vi) give HVF the ability, subject to certain conditions, to issue one or more series of notes that would be subordinated in rights to payment of interest and principal to each other series of notes outstanding.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Amendment of 2005-1 Notes

In addition, on September 18, 2009, HVF entered into amendments to the series supplements relating to its 2005 Notes. Among other things, the amendments with respect to each such series supplement add new concentration limits and change existing concentration limits for vehicles manufactured by certain manufacturers.

Series 2009-1 Notes

In September 2009, HVF issued the Series 2009-1 Notes. The aggregate principal amount of such facility is $2.1 billion and this facility is available to HVF on a revolving basis through the expected final maturity date of January 2012 with a January 2013 legal final maturity. The Series 2009-1 Notes are expected to bear interest at variable rates based upon the weighted average of the commercial paper rates paid by the bank conduits advancing funds to HVF plus a borrowing spread which varies based on the rating of the Series 2009-1 Notes. The borrowing spread on the Series 2009-1 Notes is subject to increase if Moody's Investors Service, or "Moody's," downgrades their rating of the Series 2009-1 Notes below "Aa3." The borrowing spread on the Series 2009-1 Notes is also subject to increase during the continuance of an amortization event with respect to the Series 2009-1 Notes. The Series 2009-1 Notes are currently rated "Aa1" by Moody's. The Series 2009-1 Notes are subject to events of default and amortization events that are customary in nature for U.S. rental car asset-backed securitizations of this type, including non-payment of principal or interest, violation of covenants, material inaccuracy of representations or warranties, failure to maintain certain enhancement levels, failure to maintain an interest rate hedge and insolvency or certain bankruptcy events. The occurrence of an amortization event or event of default could result in the rapid amortization of the Series 2009-1 Notes and in certain instances the liquidation of vehicles in the U.S. car rental fleet. As of September 30, 2009, we had an aggregate principal amount outstanding of $300.0 million of Series 2009-1 Notes. This amount was subsequently paid in October 2009.

In connection with the issuance of the Series 2009-1 Notes, HVF purchased a 5% interest rate cap. See Note 13—Financial Instruments.

Immediately prior to the issuance of the Series 2009-1 Notes, HVF terminated the series supplements and note purchase agreements relating to its Series 2005-3 Notes, Series 2005-4 Notes and Series 2008-1 Notes and caused the repayment and cancellation in full of such notes.

Series 2009-2 Notes

On October 23, 2009, HVF issued $1.2 billion in aggregate principal amount of Series 2009-2 Notes. See Note 17—Subsequent Events.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Our debt consists of the following (in millions of dollars):

	September 30, 2009	December 31, 2008
Corporate Debt
Senior Term Facility, average interest rate: 2009, 2.0%; 2008, 3.3% (effective average interest rate: 2009, 2.0%; 2008, 3.4%); net of unamortized discount: 2009, $15.1; 2008, $18.6	$1,346.9	$1,353.6
Senior ABL Facility; net of unamortized discount: 2009, $10.6; 2008, $13.3	(10.6)	(13.3)
Senior Notes, average interest rate: 2009, 8.7%; 2008, 8.7%	2,059.4	2,113.6
Senior Subordinated Notes, average interest rate: 2009, 10.5%; 2008, 10.5%	518.5	600.0
Promissory Notes, average interest rate: 2009, 7.3%; 2008, 7.2% (effective average interest rate: 2009, 7.4%; 2008, 7.3%); net of unamortized discount: 2009, $3.4; 2008, $4.0	394.9	461.4
Convertible Senior Notes(1), average interest rate: 2009, 5.25%; (effective average interest rate: 2009, 6.9%); net of unamortized discount: 2009, $112.0	362.8	—
Notes payable, average interest rate: 2009, 6.0%; 2008, 5.5%	5.1	9.7
Foreign subsidiaries' debt denominated in foreign currencies:
Short-term bank borrowings, average interest rate: 2009, 10.8%; 2008, 4.5%	6.5	54.9
Other borrowings, average interest rate: 2009, 2.7%; 2008, 5.1%	4.3	5.6

Total Corporate Debt	4,687.8	4,585.5

Fleet Debt
U.S. Fleet Debt(2), average interest rate: 2009, 4.4%; 2008, 4.3% (effective average interest rate: 2009, 4.4%; 2008, 4.3%); net of unamortized discount: 2009, $3.8; 2008, $7.5	3,546.2	4,254.5
International Fleet Debt, average interest rate: 2009, 2.4%; 2008, 5.0% (effective average interest rate: 2009, 2.4%; 2008, 5.1%); net of unamortized discount: 2009, $11.1; 2008, $6.5	904.8	1,027.1
International ABS Fleet Financing Facility, average interest rate: 2009, 2.8%; 2008, 7.2%; (effective average interest rate: 2009, 2.9%; 2008, 7.4%); net of unamortized discount: 2009, $7.2; 2008, $10.3	573.0	565.3
Fleet Financing Facility, average interest rate: 2009, 1.5%; 2008, 2.0% (effective average interest rate: 2009, 1.5%; 2008, 2.1%); net of unamortized discount: 2009, $0.9; 2008, $1.2	144.6	149.3
Brazilian Fleet Financing Facility, average interest rate: 2009, 13.4%; 2008, 16.3%	67.8	54.1
Canadian Fleet Financing Facility, average interest rate: 2009, 3.9%; 2008, 3.8%	126.8	111.6
Belgian Fleet Financing Facility, average interest rate: 2009, 1.7%; 2008, 4.7%	38.6	31.2
Capitalized Leases(3), average interest rate: 2009, 4.5%; 2008, 6.2%	258.8	193.7

Total Fleet Debt	5,660.6	6,386.8

Total Debt	$10,348.4	$10,972.3

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

(2)
Our "U.S. Fleet Debt" as of September 30, 2009, consisted of our 2005 Notes and our Series 2009-1 Notes. For all periods prior to September 30, 2009 it also included the Terminated VFNs.

(3)
"Capitalized Leases" include capitalized lease financings outstanding in the United Kingdom (previously referred to as the "U.K. Leveraged Financing"), Australia and Netherlands.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

The aggregate amounts of maturities of debt for each of the twelve-month periods ending September 30 (in millions of dollars) are as follows: 2010, $4,836.1 (including $2,400.6 of other short-term borrowings); 2011, $1,036.1; 2012, $176.4; 2013, $1,362.1; 2014, $2,555.4; after 2014, $546.4.

Our short-term borrowings as of September 30, 2009 include, among other items, the amounts outstanding under our International Fleet Debt facility, International ABS Fleet Financing Facility, Fleet Financing Facility, Brazilian Fleet Financing Facility, Canadian Fleet Financing Facility, Belgian Fleet Financing Facility and Capitalized Leases. These amounts are considered short-term in nature since they have maturity dates of three months or less; however these facilities are revolving in nature and do not expire at the time of the short-term debt maturity. In addition, we include certain scheduled payments of principal under our ABS Program as short-term borrowings.

As of September 30, 2009, there were outstanding standby letters of credit totaling $532.7 million. Of this amount, $264.0 million has been issued for the benefit of the ABS Program ($200.0 million of which was issued by Ford Motor Company, or "Ford," and $64.0 million of which was used under the Senior Credit Facilities) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have indemnified the policy issuers for any losses) in the United States, Canada and Europe and to support airport concession obligations in the United States and Canada. As of September 30, 2009, none of these letters of credit have been drawn upon.

As of September 30, 2009, Capitalized Leases have maturities ranging from October 2009 to February 2013.

Guarantees and Security

There have been no material changes to the guarantees and security provisions of the debt instruments and credit facilities under which our indebtedness as of September 30, 2009 has been issued from the terms as disclosed in our Form 10-K except as mentioned below.

The Series 2009-1 Notes are secured by, among other things, a pledge in certain collateral owned by HVF, including (i) the majority of the U.S. car rental fleet that we use in our daily rental operations, (ii) with respect to the portion of those vehicles subject to repurchase programs with vehicle manufacturers, the related manufacturer receivables, (iii) all rights of HVF under a master lease agreement between HVF and Hertz, and (iv) all monies on deposit from time to time in certain collection and cash collateral accounts and all proceeds thereof. The assets of HVF, including the U.S. car rental fleet owned by HVF, will not be available to satisfy the claims of Hertz's general creditors.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of September 30, 2009, we were in compliance with all of these financial covenants.

As of September 30, 2009, we had an aggregate principal amount outstanding of $1,362.0 million pursuant to our Senior Term Facility and no amounts outstanding in our Senior ABL Facility. As of September 30, 2009, Hertz was required under the Senior Term Facility to have a consolidated leverage

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

ratio of not more than 5.50:1 and a consolidated interest expense coverage ratio of not less than 2.00:1. In addition, under our Senior ABL Facility, if there was less than $200 million of available borrowing capacity under that facility as of September 30, 2009, Hertz was required to have a consolidated leverage ratio of not more than 5.50:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the quarter then ended. Under the Senior Term Facility, as of September 30, 2009, we had a consolidated leverage ratio of 4.39:1 and a consolidated interest expense coverage ratio of 2.56:1. Since we had maintained sufficient borrowing capacity under our Senior ABL Facility as of September 30, 2009, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

Derivatives

We utilize certain derivative instruments to enhance our ability to manage risks relating to cash flow and interest rate exposure. See Note 13—Financial Instruments.

Credit Facilities

As of September 30, 2009, the following credit facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base or Other Limitation
Corporate Debt
Senior ABL Facility	$1,691.3	$1,013.2

Total Corporate Debt	1,691.3	1,013.2

Fleet Debt
U.S. Fleet Debt	1,841.9	447.3
International Fleet Debt	677.4	114.3
International ABS Fleet Financing Facility	445.6	66.0
Fleet Financing Facility	20.4	20.0
Brazilian Fleet Financing Facility	6.3	—
Canadian Fleet Financing Facility	82.4	31.3
Capitalized Leases	53.4	—

Total Fleet Debt	3,127.4	678.9

Total	$4,818.7	$1,692.1

As of September 30, 2009, the Senior Term Facility had approximately $1.6 million available under the letter of credit facility and the Senior ABL Facility had $151.9 million available under the letter of credit facility sublimit.

Our liquidity as of September 30, 2009 was approximately $5,067.3 million, which consisted of $926.7 million of cash, $1,013.2 million of unused commitments under our Senior ABL Facility and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

$3,127.4 million of unused commitments under our fleet debt facilities. Taking into consideration the borrowing base limitations in our Senior ABL Facility and in our fleet debt facilities, the amount that we had available for immediate use as of September 30, 2009 under our Senior ABL Facility was $1,013.2 million and we had $678.9 million available under our various fleet debt facilities. Accordingly, as of September 30, 2009, we had $2,618.8 million ($926.7 million in cash, $1,013.2 million available under our Senior ABL Facility and $678.9 million available under our various fleet debt facilities) in liquidity that was available for our immediate use. Future availability of borrowings under these facilities will depend on borrowing base requirements and other factors, many of which are outside our control.

As of September 30, 2009, substantially all of our assets were pledged under one or more of the facilities noted above.

Accrued Interest

As of September 30, 2009 and December 31, 2008, accrued interest was $80.9 million and $131.4 million, respectively, which is reflected in our condensed consolidated balance sheet in "Accrued liabilities."

Note 8—Employee Retirement Benefits

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Three months ended September 30,
	2009	2008	2009	2008	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$5.7	$5.0	$1.4	$1.6	$—	$—
Interest cost	7.0	6.6	2.5	2.1	0.2	0.1
Expected return on plan assets	(5.4)	(6.2)	(2.0)	(2.3)	—	—
Net amortizations	0.1	(0.3)	(0.1)	(0.1)	(0.1)	(2.6)
Settlement loss	0.8	0.2	—	—	—	—

Net pension/postretirement expense	$8.2	$5.3	$1.8	$1.3	$0.1	$(2.5)

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Nine months ended September 30,
	2009	2008	2009	2008	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$16.5	$18.0	$4.1	$5.9	$0.1	$0.1
Interest cost	21.0	20.3	7.1	7.5	0.6	0.5
Expected return on plan assets	(17.1)	(18.5)	(5.6)	(8.3)	—	—
Net amortizations	0.3	0.2	(0.3)	(0.5)	(0.3)	(2.8)
Settlement loss	1.5	2.5	—	—	—	—

Net pension/postretirement expense	$22.2	$22.5	$5.3	$4.6	$0.4	$(2.2)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, we make contributions beyond those legally required. For the three and nine months ended September 30, 2009, we contributed to and made benefit payments of $11.7 million and $28.9 million, respectively, to our funded worldwide plans. For the three and nine months ended September 30, 2008, our contributions to and benefit payments through unfunded plans were $9.7 million and $29.6 million, respectively. Of the contributions to worldwide plans, we contributed $6.5 million to the U.S. defined benefit plans during the three months ended September 30, 2009. No contributions were made to the U.S. plans during the same period in the previous year. For the three and nine months ended September 30, 2009, we made discretionary contributions of $1.3 million and $3.9 million, respectively, to our U.K. defined benefit pension plan. The amounts contributed to the U.K. plans for the three and nine months ended September 30, 2008, were $4.9 million and $7.2 million, respectively. We expect to contribute $42.6 million to our U.S. pension plan during 2009, including $13.0 million contributed during the nine months ended September 30, 2009, $14.2 million contributed in October 2009, and $15.4 million to be contributed later in the fourth quarter of 2009. These contributions are necessary primarily because of the significant decline in asset values in 2008.

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

In July and August 2009, we granted 25,000 RSUs to key executives and employees at fair values ranging from $9.44 to $11.02.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

For the three and nine months ended September 30, 2009, we recognized compensation cost of approximately $9.1 million ($5.6 million, net of tax) and $25.6 million ($15.7 million, net of tax), respectively, pursuant to our Hertz Global Holdings, Inc. Stock Incentive Plan and Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Prior Plans," and the Omnibus Plan including the cost of stock options, RSUs, and PSUs. As of September 30, 2009, there was approximately $63.1 million of total unrecognized compensation cost related to non-vested stock options, RSUs, and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect special cash dividends of $4.32 per share paid on June 30, 2006 and $1.12 per share paid on November 21, 2006. These remaining costs are expected to be recognized over the remaining 1.4 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Note 10—Segment Information

Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. We have identified two reportable segments: rental of cars and light trucks, or "car rental"; and rental of industrial, construction and material handling equipment, or "equipment rental."

Adjusted pre-tax income is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. We believe this measure best reflects the financial results from ongoing operations. Adjusted pre-tax income is calculated as income (loss) before income taxes plus other reconciling items, non-cash purchase accounting charges, non-cash debt charges and certain one-time charges and non-operational items. The contribution of our reportable segments to revenues and adjusted pre-tax income and the reconciliation to consolidated revenues and income before income taxes for the three and nine months ended September 30, 2009 and 2008 are summarized below (in millions of dollars).

	Three months ended September 30,
	Revenues		Adjusted Pre-Tax Income
	2009	2008	2009	2008
Car rental	$1,757.7	$1,986.5	$258.3	$167.1
Equipment rental	280.5	433.1	25.2	81.1

Total reportable segments	2,038.2	2,419.6	283.5	248.2
Other	3.2	2.3

Total	$2,041.4	$2,421.9

Adjustments:
Other reconciling items(1)			(88.2)	(79.1)
Purchase accounting(2)			(21.7)	(25.2)
Non-cash debt charges(3)			(48.5)	(20.2)
Restructuring charges			(35.7)	(74.9)
Restructuring related charges(4)			(11.4)	(10.1)
Derivative losses(5)			(1.9)	(15.0)
Management transition costs			(0.3)	—
Vacation accrual adjustment(6)			—	2.5

Income before income taxes			$75.8	$26.2

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Nine months ended September 30,
	Revenues		Adjusted Pre-Tax Income
	2009	2008	2009	2008
Car rental	$4,515.3	$5,442.8	$368.4	$355.8
Equipment rental	837.0	1,287.4	50.6	225.9

Total reportable segments	5,352.3	6,730.2	419.0	581.7
Other	8.5	6.1

Total	$5,360.8	$6,736.3

Adjustments:
Other reconciling items(1)			(259.3)	(240.9)
Purchase accounting(2)			(69.5)	(74.4)
Non-cash debt charges(3)			(121.2)	(56.4)
Restructuring charges			(87.2)	(127.2)
Restructuring related charges(4)			(31.6)	(21.0)
Management transition costs			(1.0)	(1.3)
Derivative gains(5)			3.0	2.8
Gain on debt buyback(7)			48.5	—
Third-party bankruptcy accrual(8)			(4.3)	—

Income (loss) before income taxes			$(103.6)	$63.3

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

(3)
Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the three and nine months ended September 30, 2009, also includes $22.4 million and $52.2 million, respectively, associated with the amortization of amounts pertaining to the de-designation of the HVF interest rate swaps as effective hedging instruments. For the three and nine months ended September 30, 2008, also includes $2.8 million and $7.8 million, respectively, associated with the ineffectiveness of the HVF interest rate swaps.

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

(5)
In 2009, represents the mark-to-market adjustments on our interest rate cap and gasoline swap. In 2008, represents unrealized losses and a realized gain on our Hertz International Ltd., or "HIL," interest rate swaptions which were terminated in October 2008.

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

(8)
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

In May and June 2009, we also completed the Convertible Debt Public Offering. The Convertible Senior Notes will be convertible by holders into shares of our common stock, cash or a combination of cash and shares of our common stock, as elected by us, initially at a conversion rate of 120.6637 shares per $1,000 principal amount of notes, subject to adjustment. Gross proceeds from the Convertible Debt Public Offering of $474.8 million were allocated between "Debt" and "Additional paid-in capital." The value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the Convertible Senior Notes and the amount reflected as a debt liability was recorded as "Additional paid-in capital" ($114.3 million).

On July 7, 2009, as a result of the Private Offering, 32,101,182 shares of our common stock were issued to CD&R and Carlyle affiliated investment funds with total proceeds to us of $200.0 million. See Note 1—Background, Basis of Presentation and Liquidity.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss as of September 30, 2009 and December 31, 2008 primarily includes unrealized losses on cash flow hedges of $(65.2) million and $(89.6) million, respectively, changes due to the pension mark-to-market adjustment of $(50.0) million and $(49.4) million, respectively, and unrealized losses on our Euro-denominated debt of $(23.9) million and $(15.7) million, respectively, and accumulated translation gains of $134.8 million and $54.5 million, respectively.

Comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 were as follows (in millions of dollars):

	Three Months Ended September 30,
	2009	2008
Net income	$68.9	$23.3

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	45.3	(134.1)
Unrealized gain (loss) on Euro-denominated debt	(7.2)	20.8
Change due to the pension mark-to-market adjustment	0.4	(19.1)
Change in fair value of cash flow hedges	11.5	(4.8)

Total other comprehensive income (loss)	50.0	(137.2)

Comprehensive income (loss)	118.9	(113.9)
Less: Comprehensive income attributable to the noncontrolling interest	(4.4)	(5.6)

Comprehensive income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries	$114.5	$(119.5)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Nine Months Ended September 30,
	2009	2008
Net income (loss)	$(83.7)	$27.3

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	80.3	(70.1)
Unrealized loss on Euro-denominated debt	(8.2)	6.5
Change due to the pension mark-to-market adjustment	(0.6)	(19.2)
Change in fair value of cash flow hedges	24.4	(5.8)

Total other comprehensive income (loss)	95.9	(88.6)

Comprehensive income (loss)	12.2	(61.3)
Less: Comprehensive income attributable to the noncontrolling interest	(11.4)	(16.1)

Comprehensive loss attributable to Hertz Global Holdings, Inc. and Subsidiaries	$0.8	$(77.4)

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

During the third quarter of 2009, our equipment rental business incurred charges mainly for costs related to facility lease obligations for previously closed branches and additional losses on the disposal of remaining surplus equipment related to these locations. Our European car rental business incurred employee termination benefits costs associated with the migration of work to the European shared service center and the creation of two regions to manage our country operations. Additionally, our European car rental business recognized a loss on sale of a building due to reduced office space needs resulting from headcount reductions. During the quarter, restructuring charges included employee termination liabilities covering approximately 300 employees globally.

For the three months ended September 30, 2009, our consolidated statement of operations included restructuring charges relating to the initiatives discussed above of $35.7 million which was composed of $18.8 million of involuntary termination benefits, $11.2 million in facility closures and lease obligation costs, $2.7 million in asset impairment charges, $0.8 million in pension liability settlements, $0.8 million in relocation and $1.4 million of other restructuring charges. The after-tax effect of the restructuring charges reduced diluted earnings per share by $0.07 for the three months ended September 30, 2009.

For the nine months ended September 30, 2009, our consolidated statement of operations included restructuring charges relating to the initiatives discussed above of $87.2 million which was composed of $37.4 million of involuntary termination benefits, $23.2 million in facility closures and lease obligation costs, $8.7 million in asset impairment charges, $6.9 million in consulting costs, $4.5 million in lease termination costs, $2.3 million in relocation costs, $1.7 million in contract termination costs and $2.5 million of other restructuring charges. The after-tax effect of the restructuring charges increased diluted loss per share by $0.19 for the nine months ended September 30, 2009.

For the three months ended September 30, 2008, our consolidated statement of operations included restructuring charges relating to the initiatives discussed above of $74.9 million, which was composed of $38.5 million of involuntary termination benefits, $23.5 million in asset impairment charges, $7.9 million in facility lease obligations, $2.2 million in consulting costs, $0.2 million in pension settlement loss and $2.6 million of other restructuring charges. The after-tax effect of the restructuring charges reduced diluted earnings per share by $0.16 for the three months ended September 30, 2008.

For the nine months ended September 30, 2008, our consolidated statement of operations included restructuring charges relating to the initiatives discussed above of $127.2 million, which was composed of $62.5 million of involuntary termination benefits, $34.1 million in asset impairment charges, $11.6 million in facility lease obligations, $9.6 million in consulting costs, $1.2 million in pension settlement loss, and $8.2 million of other restructuring charges. The after-tax effect of the restructuring charges reduced diluted earnings per share by $0.27 for the nine months ended September 30, 2008.

Additional efficiency and cost saving initiatives may be developed during the fourth quarter of 2009 and in 2010. However, we presently do not have firm plans or estimates of any related expenses.

Restructuring charges in our consolidated statement of operations can be summarized as follows (in millions of dollars):

	Three months ended September 30,
	2009	2008
By Caption:
Direct operating	$16.5	$55.8
Selling, general and administrative	19.2	19.1

Total	$35.7	$74.9

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Nine months ended September 30,
	2009	2008
By Caption:
Direct operating	$51.7	$87.2
Selling, general and administrative	35.5	40.0

Total	$87.2	$127.2

	Three months ended September 30,
	2009	2008
By Segment:
Car rental	$25.4	$36.4
Equipment rental	9.1	36.6
Other reconciling items	1.2	1.9

Total	$35.7	$74.9

	Nine months ended September 30,
	2009	2008
By Segment:
Car rental	$50.3	$64.7
Equipment rental	28.9	55.0
Other reconciling items	8.0	7.5

Total	$87.2	$127.2

Our condensed consolidated balance sheet as of September 30, 2009, included accruals relating to the restructuring program of $36.5 million. We expect to pay substantially all of the remaining restructuring obligations by the end of the second quarter 2010. The following table sets forth the activity affecting the accrual during the nine months ended September 30, 2009 (in millions of dollars):

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2009	$43.4	$0.5	$—	$16.4	$60.3
Charges incurred	37.5	0.8	6.9	42.0	87.2
Cash payments	(55.9)	—	(6.7)	(18.8)	(81.4)
Other(1)	(1.1)	(1.3)	(0.1)	(27.1)	(29.6)

Balance as of September 30, 2009	$23.9	$—	$0.1	$12.5	$36.5

(1)
Consists of a decrease of $17.8 million for facility closures, $8.7 million for the impairment of revenue earning equipment and other assets, $1.7 million for contract termination costs and $1.4 million for executive pension liability settlements.

Note 13—Financial Instruments

GAAP establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Cash and Cash Equivalents and Restricted Cash

Fair value approximates the amount indicated on the balance sheet at September 30, 2009 because of the short-term maturity of these instruments. Money market accounts, the fair value of which at September 30, 2009, is measured using Level 1 inputs, totaling $345.0 million and $275.6 million are included in "Cash and cash equivalents" and "Restricted cash," respectively.

Debt

For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities. The aggregate fair value of all debt at September 30, 2009 approximated $10,631.3 million, compared to its aggregate carrying value of $10,512.5 million. The aggregate fair value of all debt at December 31, 2008 approximated $7,968.3 million, compared to its aggregate carrying value of $11,033.9 million.

Derivative Instruments and Hedging Activities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in millions of dollars):

	Fair Value of Derivative Instruments(1)
	Asset Derivatives(2)		Liability Derivatives(2)
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under ASC 815:
HVF interest rate swaps	$—	$—	$15.5	$134.5

Derivatives not designated as hedging instruments under ASC 815:
Gasoline swaps	1.7	—	—	—
Interest rate caps	9.3	0.3	6.1	0.3
Foreign exchange options	0.1	0.6	—	—

Total derivatives not designated as hedging instruments under ASC 815	11.1	0.9	6.1	0.3

Total derivatives	$11.1	$0.9	$21.6	$134.8

(1)
All fair value measurements were primarily based upon significant observable (Level 2) inputs.

(2)
All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" on our condensed consolidated balance sheets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three months ended September 30,
	2009	2008	2009		2008	2009	2008
Derivatives in ASC 815 Cash Flow Hedging Relationship:
HVF interest rate swaps	$(3.5)	$(8.0)	$(22.4)	(1)	$—	$—	$(2.8)

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Nine months ended September 30,
	2009	2008	2009		2008	2009	2008
Derivatives in ASC 815 Cash Flow Hedging Relationship:
HVF interest rate swaps	$(15.5)	$(9.6)	$(52.2)	(1)	$—	$—	$(7.8)

Note: The location of both the effective portion reclassified from "Accumulated other comprehensive loss" into income and the ineffective portion recognized in income is in "Interest expense" on our consolidated statement of operations.

(1)
Represents the amortization of amounts in "Accumulated other comprehensive loss" associated with the de-designation of the previous cash flow hedging relationship as described below.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended September 30,
	Location of Gain or (Loss) Recognized on Derivative
		2009	2008
Derivatives Not Designated as Hedging Instruments under ASC 815:
Gasoline swaps	Direct operating	$0.1	$—
Interest rate caps	Selling, general and administrative	(2.0)	—
Foreign exchange options	Selling, general and administrative	0.1	0.2
HIL swaptions	Selling, general and administrative	—	(15.0)

Total		$(1.8)	$(14.8)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine months ended September 30,
	Location of Gain or (Loss) Recognized on Derivative
		2009	2008
Derivatives Not Designated as Hedging Instruments under ASC 815:
Gasoline swaps	Direct operating	$5.0	$—
Interest rate caps	Selling, general and administrative	(2.0)	—
Foreign exchange options	Selling, general and administrative	0.2	0.1
HIL swaptions	Selling, general and administrative	—	2.8

Total		$3.2	$2.9

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, our subsidiary HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with GAAP. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, until February 2009, HVF was paying monthly interest at a fixed rate of 4.5% per annum in exchange for monthly interest at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. In March 2009, HVF made a cash payment to have the fixed rate on these swaps reset to the then current market rates of 0.872% and 1.25% for the swaps maturing in February 2010 and November 2010, respectively. $80.4 million of this payment was made to an affiliate of MLGPE which is a counterparty to the HVF Swaps. Concurrently with this payment, the hedging relationship was de-designated and the amount remaining in "Accumulated other comprehensive loss" associated with this cash flow hedging relationship was frozen and will be amortized into "Interest expense" over the respective terms of the associated debt in accordance with GAAP. We expect to amortize approximately $83.6 million from "Accumulated other comprehensive loss" into "Interest expense" over the next twelve months. Additionally, a new hedging relationship was designated between the HVF Swaps and the remaining $2,825.0 million of floating rate U.S. Fleet Debt, which also qualifies for cash flow hedge accounting in accordance with GAAP. Both at the inception of the hedge and on an ongoing basis, we measure ineffectiveness by comparing the fair value of the HVF Swaps and the fair value of hypothetical swaps, with similar terms, using the Hypothetical Method in accordance with GAAP. The hypothetical swaps represent a perfect hedge of the variability in interest payments associated with the U.S. Fleet Debt. Subsequent to the resetting of the swaps at current market rates, we anticipate that there will be no ineffectiveness in the hedging relationship because the critical terms of the HVF Swaps match the terms of the hypothetical swaps.

For the three and nine months ended September 30, 2009, we recorded an expense of $22.4 million and $52.2 million, respectively, in our consolidated statement of operations, in "Interest expense," associated with the amortization of the amount remaining in "Accumulated other comprehensive loss" associated with the de-designation of the cash flow hedging relationship described above. For the three and nine months ended September 30, 2008, we recorded an expense of $2.8 million and $7.8 million, respectively, in our consolidated statement of operations, in "Interest expense," associated with the ineffectiveness of the HVF Swaps. The ineffectiveness in 2008 resulted from a decline in the value of the HVF Swaps due to a decrease in forward interest rates along with a decrease in the time value component as we approached the maturity dates of the HVF Swaps. The effective portion of the change in fair value of the HVF Swaps is recorded in "Accumulated other comprehensive loss." As of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

September 30, 2009 and December 31, 2008, the balance reflected in "Accumulated other comprehensive loss," net of tax, was a loss of $65.2 million (net of tax of $41.5 million) and a loss of $89.6 million (net of tax of $57.4 million), respectively. The fair values of the HVF Swaps were calculated using the income approach and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads).

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

On September 12, 2008, a supplement was signed to the Indenture, dated as of August 1, 2006, between HVF and the Bank of New York Mellon Trust Company, N.A. This supplement created the Series 2008-1 Notes for issuance by HVF. In order to satisfy rating agency requirements related to its bankruptcy-remote status, HVF acquired an interest rate cap in an amount equal to the Series 2008-1 Notes maximum principal amount of $825.0 million with a strike rate of 7% and a term until August 15, 2011. HVF bought the cap on the date the supplement was signed for $0.4 million and in an associated transaction, Hertz sold an equal and opposite cap for $0.3 million. In connection with the issuance of the Series 2009-1 Notes, HVF caused the termination of the Series 2008-1 Notes, as well as both of the associated interest rate caps.

On September 18, 2009, HVF completed the closing of the Series 2009-1 Notes. In order to satisfy rating agency requirements related to its bankruptcy-remote status, HVF purchased an interest rate cap, for $11.7 million, with a maximum notional amount equal to the Series 2009-1 Notes maximum principal amount of $2.1 billion with a strike rate of 5% and a term until January 25, 2013. Additionally, Hertz sold a 5% interest rate cap, for $6.5 million, with a notional amount equal to 33.3% of the notional amount of the HVF cap through January 2012, and then subsequently with a matching notional amount to the HVF cap through its maturity date of January 25, 2013. The fair value of these interest rate caps was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these interest rate caps are included in our results of operations in the periods incurred.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

These swaptions were based on an underlying transaction with a notional amount of €600 million at an interest rate of 4.25%. As of September 30, 2008, the fair value of the swaptions was €5.3 million (or $7.6 million), which is reflected in our condensed consolidated balance sheet in "Prepaid expenses and other assets." During the three and nine months ended September 30, 2008, the fair value adjustments related to these swaptions were gains of $15.0 million (unrealized loss on the new swaptions) and a gain of $2.8 million ($14.8 million realized gain on the sale of the old swaptions and a net $12.0 million unrealized loss on the old and new swaptions), respectively, which were recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. On October 10, 2008, the outstanding swaptions were terminated and Hertz received a €1.9 million payment from counterparties.

We purchase unleaded gasoline at prevailing market rates. In January 2009, we began a program to manage our exposure to changes in prices through the use of derivative commodity instruments. In July 2009, we executed additional swaps to cover a portion of our exposure through June 2010. We presently hedge a portion of our overall gasoline purchases with commodity swaps and have contracts in place that settle on a monthly basis. As of September 30, 2009, our outstanding commodity instruments totaled approximately 7.7 million gallons. The fair value of these commodity instruments was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these commodity instruments are included in our results of operations in the periods incurred.

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of September 30, 2009, were approximately $0.3 million and we limit counterparties to financial institutions that have strong credit ratings. As of September 30, 2009 and December 31, 2008, the total notional amount of these foreign exchange options was $2.5 million and $15.1 million, respectively, maturing through February 2010, and the fair value of all outstanding foreign exchange options, was approximately $0.1 million and $0.5 million, respectively, which was recorded in our condensed consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the foreign exchange options was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations. As a result, the forward contracts have no material impact on our results of operations. As of September 30, 2009, the total notional amount of these forward contracts was $926.1 million, maturing within two months.

On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our international operations. As a result of this net investment hedge designation, as of September 30, 2009 and December 31, 2008, losses of $23.9 million (net of tax of $17.9 million) and $15.7 million (net of tax of $12.6 million), respectively, attributable to the translation

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

of our Senior Euro Notes into the U.S. dollar are recorded in our condensed consolidated balance sheet in "Accumulated other comprehensive loss."

Note 14—Related Party Transactions

Relationship with Hertz Investors, Inc. and the Sponsors

Other than as disclosed below, in the three months ended September 30, 2009, there were no material changes to our relationship with Hertz Investors, Inc. or the Sponsors.

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

In May 2009, the Board of Directors approved an amendment to the Director Compensation Policy, whereby the equity portion of the annual retainer fee will now be paid in the form of shares of Hertz Holdings common stock instead of options. In addition, the Board of Directors also passed a resolution reducing the annual retainer fee by 20% for the period from May 2009 to May 2010 or such earlier date as Hertz Holdings fully restores the salary reductions of its officers. In the fall of 2009, Hertz Holdings fully restored the salary reductions of its officers and accordingly, the annual retainer fee for the Board of Directors will also be restored on a going forward basis.

For the three and nine months ended September 30, 2009, we recognized $0.4 million and $1.2 million, respectively, of expense relating to the Director Compensation Policy in our consolidated statement of operations in "Selling, general and administrative" expenses. For the three and nine months ended September 30, 2008, we recognized $0.5 million and $1.4 million, respectively, of expense relating to the Director Compensation Policy in our consolidated statement of operations in "Selling, general and administrative" expenses.

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

Banc of America Securities LLC, an affiliate of MLGPE acted as one of the joint lead bookrunners in the issuance of the Series 2009-2 Notes, for which they received customary fees and expenses.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

In the second quarter of 2007, we were advised by ML, that between November 17, 2006, and April 19, 2007, ML engaged in principal trading activity in our common stock. Some of those purchases and sales of our common stock should have been reported to the SEC on Form 4, but were not reported. ML and certain of its affiliates have engaged in additional principal trading activity since that time. ML and certain of its affiliates have since filed amended or additional reports on Form 4 disclosing the current number of shares of our common stock held by ML and its affiliates. To date, ML has paid to us approximately $4.9 million for its "short-swing" profit liability resulting from its principal trading activity that is subject to recovery by us under Section 16 of the Securities Exchange Act of 1934, as amended. In the event that ML or its affiliates (including private investment funds managed by certain private equity-arm affiliates of ML) sell additional shares of our common stock in the future, this amount may change. In 2008 and 2007, we recorded $0.1 million, net of tax and $2.9 million (net of tax of $1.9 million), respectively, in our condensed consolidated balance sheet in "Additional paid-in capital." In. addition, because ML may be deemed to be an affiliate of Hertz Holdings and there was no registration statement in effect with respect to its sale of shares during this period, certain of these sales may have been made in violation of Section 5 of the Securities Act of 1933, as amended.

Note 15—Commitments and Contingencies

Off-Balance Sheet Commitments

As of September 30, 2009 and December 31, 2008, the following guarantees (including indemnification commitments) were issued and outstanding:

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of September 30, 2009 and December 31, 2008, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in "Accrued liabilities" were $2.1 million and $2.2 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

  3.
  Telephone Consumer Protection Act

    On May 3, 2007, Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation was commenced in the District Court of Wyandotte County, Kansas. Fun Services purported to be a class action on behalf of all persons in Kansas and throughout the United States who on or after four years prior to the filing of the action were sent facsimile messages of advertising materials relating to the availability of property, goods or services by HERC and who did not provide express permission for sending such faxes. In August 2009, the District Court of Johnson County, Kansas—where the case is now venued—issued an Order Granting Joint Motion to Stay Proceedings pending the outcome of another Telephone Consumer Protection Act case that is currently before the Kansas Supreme Court.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Three Months Ended September 30,
	2009	2008
Basic and diluted earnings per share:
Numerator:
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$64.5	$17.7

Denominator:
Weighted average shares used in basic computation	407.4	322.9
Add: Stock options, RSUs and PSUs	8.0	—
Add: Potential issuance of common stock upon conversion of Convertible Senior Notes	9.8	—

Weighted average shares used in diluted computation	425.2	322.9

Earnings per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, basic	$0.16	$0.05
Earnings per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, diluted	$0.15	$0.05

	Nine Months Ended September 30,
	2009	2008
Basic and diluted earnings (loss) per share:
Numerator:
Income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(95.1)	$11.2

Denominator:
Weighted average shares used in basic and diluted computation	358.5	322.6

Earnings (loss) per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, basic	$(0.27)	$0.03
Earnings (loss) per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, diluted	$(0.27)	$0.03

Diluted earnings (loss) per share computations for the three and nine months ended September 30, 2009 excluded the weighted-average impact of the assumed exercise of approximately 8.1 million and 22.6 million shares, respectively, of stock options, RSUs and PSUs, because such impact would be anti-dilutive. Additionally, for the nine months ended September 30, 2009, there was no impact to the diluted earnings (loss) per share computations associated with the Convertible Senior Notes, because such impact would be anti-dilutive. Diluted earnings per share computations for the three and nine months ended September 30, 2008 excluded the weighted average impact of the assumed exercise of approximately 16.4 million stock options because such impact would be anti-dilutive.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 17—Subsequent Events

We have evaluated subsequent events through the time of filing these financial statements with the SEC on November 6, 2009.

In October 2009 HVF issued $1.2 billion in aggregate principal amount of Series 2009-2 Notes. The 3 year notes carry a 4.26% coupon (4.30% yield) and the 5 year notes carry a 5.29% coupon (5.35% yield) with expected final maturities in 2013 and 2015, respectively. The advance rate on the notes is approximately 66%. In general, we will use the Series 2009-2 Notes to replace the 2005 Notes as they mature in 2010.

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

Forward-looking statements are not guarantees of performance or results and by their nature are subject to inherent risks and uncertainties. We caution you therefore that you should not rely on these forward-looking statements. You should understand that the risks and uncertainties discussed in "Part II—"Item 1A—Risk Factors" in Hertz Global Holdings, Inc.'s Quarterly Report on the Form 10-Q for the quarterly period ended June 30, 2009, or "Second Quarter Form 10-Q," and in "Part I—Item 1A—Risk Factors" included in Hertz Global Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the United States Securities and Exchange Commission, or the "SEC," on March 3, 2009, or our "Form 10-K," could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

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

2009 Hertz Holdings Offerings

In May and June 2009, we completed a follow-on public offering of 52,900,000 shares of our common stock at a price of $6.50 per share with proceeds before underwriting discounts and offering expenses of approximately $343.9 million, or the "Common Stock Public Offering."

In addition, in May 2009 we entered into subscription agreements with investment funds affiliated with CD&R and Carlyle to purchase an additional 32,101,182 shares of our common stock at a price of $6.23 per share (the same price per share paid to us by the underwriters in the Common Stock Public Offering) with proceeds to us of approximately $200.0 million, or the "Private Offering." The Private Offering closed on July 7, 2009 and the 32,101,182 shares of our common stock were issued to the CD&R and Carlyle affiliated investment funds on the same date. Giving effect to the Common Stock Public Offering and the Private Offering, the Sponsors' ownership percentage in us is approximately 51%.

In May and June 2009, we also completed a public offering of an aggregate principal amount of $474,755,000 of 5.25% convertible senior notes due 2014, or the "Convertible Debt Public Offering."

We used the net proceeds from the Common Stock Public Offering, the Private Offering and the Convertible Debt Public Offering, collectively the "2009 Hertz Holdings Offerings," to increase our liquidity and for general corporate purposes, including the repayment of principal amounts with respect to maturing debt under the fleet financing facilities of certain of our consolidated subsidiaries.

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

  •
  Selling, general and administrative expenses (including advertising); and

  •
  Interest expense.

The car and equipment rental industries are significantly influenced by general economic conditions. In the final three months of 2008 and continuing in the nine months ended September 30, 2009, both the car and equipment rental markets experienced unprecedented declines due to the precipitous slowdown in consumer spending as well as significantly reduced demand for industrial and construction equipment. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic while the equipment rental segment is being impacted by the difficult economic and business environment as investment in commercial construction and the industrial markets slow. The United States and international markets are currently experiencing a significant decline in economic activities, including a tightening of the credit markets, reduced airline passenger traffic, reduced consumer spending and volatile fuel prices. These conditions are expected to continue through the remainder of 2009. During 2008 and the nine months ended September 30, 2009, this resulted in a rapid decline in the volume of car rental and equipment rental transactions, soft industry pricing and until only recently an increase in depreciation and fleet related costs as a percentage of revenues and lower residual values for the non-program cars and equipment that we sold. See "Item 1A—Risk Factors" in our Form 10-K and our Second Quarter Form 10-Q.

Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price or residual values of cars and equipment or interest rates can also have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to have an overall strategy of increasing the proportion of non-program cars we have in our worldwide fleet. However in 2008, given the recent economic downturn described above, we sold a higher proportion of non-program cars during the third

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

quarter, when the used car market is traditionally stronger, to reduce exposure to residual value declines in the fourth quarter. Accordingly, for the year ended December 31, 2008, the percentage of non-program cars in the U.S. fleet decreased from 58% to 46% as compared to the year ended December 31, 2007; however, the percentage of non-program cars increased slightly internationally and for the year ended December 31, 2008, the percentage of non-program cars in our international fleet was 41%, compared to 35% for the year ended December 31, 2007. In the U.S., as of September 30, 2009, the percentage of non-program cars was 66% as compared to 59% as of September 30, 2008. Internationally, as of September 30, 2009, the percentage of non-program cars was 58%, compared to 55% as of September 30, 2008.

Our per car vehicle depreciation costs in the United States for 2008 increased approximately 6% from our per car vehicle depreciation costs for 2007 and increased approximately 20% in Europe year-over-year. In the nine months ended September 30, 2009, our per car vehicle depreciation costs decreased 1% and increased 16% in the United States and Europe, respectively, as compared to the prior year period. We expect our per car vehicle depreciation costs for the full year of 2009 in the United States to be slightly lower than 2008 and in Europe to be higher than 2008. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures. See "Liquidity and Capital Resources" below.

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

During the third quarter of 2009, our equipment rental business incurred charges mainly for costs related to facility lease obligations for previously closed branches and additional losses on the disposal of remaining surplus equipment related to these locations. Our European car rental business incurred employee termination benefits costs associated with the migration of work to the European shared service center and the creation of two regions to manage our country operations. Additionally, our European car rental business recognized a loss on sale of a building due to reduced office space needs resulting from headcount reductions. During the quarter, restructuring charges included employee termination liabilities covering approximately 300 employees globally.

For the three and nine months ended September 30, 2009, our consolidated statement of operations included restructuring charges relating to the initiatives discussed above of $35.7 million and $87.2 million, respectively. For the three and nine months ended September 30, 2008, our consolidated statement of operations included restructuring charges relating to the initiatives discussed above of $74.9 million and $127.2 million, respectively.

Additional efficiency and cost saving initiatives may be developed during the remainder of 2009 and in 2010. However, we presently do not have firm plans or estimates of any related expenses. See Note 12 to the Notes to our condensed consolidated financial statements included in this Report.

For the nine months ended September 30, 2009, we experienced a 9.3% decrease in transaction days versus the prior period in the United States, and rental rate revenue per transaction day, or "RPD," was down 2.5%. During the nine months ended September 30, 2009, in our European operations, we experienced a low double digit decline in transaction days and our car rental RPD was below the level of our RPD during the nine months ended September 30, 2008. For the nine months ended September 30, 2009, based on publicly available information, we believe some U.S. car rental brands experienced declines in transaction days with varying RPD changes compared to the nine months ended September 30, 2008.

Our U.S. off-airport operations represented $722.8 million and $758.2 million of our total car rental revenues in the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, we had 1,643 off-airport locations. In the balance of 2009 and subsequent years, our strategy will include selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.

HERC experienced lower equipment rental volumes and pricing worldwide for the nine months ended September 30, 2009 compared to the prior year period. During the nine months ended September 30, 2009, based on publicly available information, we believe the majority of the U.S. equipment rental industry experienced reduced or decreased volumes and downward pricing. During the nine months ended September 30, 2009 (excluding additions relating to acquisitions), HERC had net decreases of five U.S. locations and 14 European locations, an increase of one location in China and no change in the number of locations in Canada.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statements of operations for the three months ended September 30, 2009 and 2008 (in millions of dollars):

			Percentage of Revenues
	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Car rental	$1,724.9	$1,946.1	84.5%	80.3%
Equipment rental	280.3	432.9	13.7	17.9
Other	36.2	42.9	1.8	1.8

Total revenues	2,041.4	2,421.9	100.0	100.0

Expenses:
Direct operating	1,118.6	1,351.8	54.8	55.8
Depreciation of revenue earning equipment	499.1	595.0	24.4	24.5
Selling, general and administrative	179.7	234.3	8.8	9.7
Interest expense	169.3	220.1	8.3	9.1
Interest and other income, net	(1.1)	(5.5)	—	(0.2)

Total expenses	1,965.6	2,395.7	96.3	98.9

Income before income taxes	75.8	26.2	3.7	1.1
Provision for taxes on income	(6.9)	(2.9)	(0.3)	(0.2)

Net income	68.9	23.3	3.4	0.9
Less: Net income attributable to noncontrolling interest	(4.4)	(5.6)	(0.2)	(0.2)

Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$64.5	$17.7	3.2%	0.7%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of September 30, 2009 and 2008:

	Three Months Ended or as of September 30,
	2009	2008
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	6,482	7,133
Domestic	4,629	5,052
International	1,853	2,081
Worldwide transaction days (in thousands)(a)	33,456	35,525
Domestic	21,705	22,613
International	11,751	12,912
Worldwide rental rate revenue per transaction day(b)	$43.98	$44.84
Domestic	$43.47	$45.01
International	$44.90	$44.55
Worldwide average number of company-operated cars during the period	445,200	490,700
Domestic	285,500	312,400
International	159,700	178,300
Adjusted pre-tax income (in millions of dollars)(c)	$258.3	$167.1
Worldwide revenue earning equipment, net (in millions of dollars)	$7,157.1	$8,472.7
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$248.9	$374.7
Same store revenue growth, including growth initiatives(e)	(33.4)%	(5.5)%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,833.7	$3,411.7
Adjusted pre-tax income (in millions of dollars)(c)	$25.2	$81.1
Revenue earning equipment, net (in millions of dollars)	$1,893.1	$2,411.6

(a)
Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units in the U.S. and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The optional insurance products are packaged within certain negotiated corporate, government and membership programs and within certain retail rates being charged. Based upon these existing programs and rate packages, management believes that these optional insurance products should be consistently included in the daily pricing of car rental transactions. On the other hand, non-rental rate revenue items such as refueling and concession pass-through expense items are driven by factors beyond the control of management (i.e. the price of fuel and the concession fees charged by airports). Additionally, NeverLost units are an optional revenue product which management does not consider to be part of their daily pricing of car rental transactions. The following table reconciles our car rental

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

  revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2008 foreign exchange rates) for the three months ended September 30, 2009 and 2008 (in millions of dollars, except as noted):

	Three Months Ended September 30,
	2009	2008
Car rental revenue per statement of operations	$1,724.9	$1,946.1
Non-rental rate revenue	(219.6)	(262.8)
Foreign currency adjustment	(34.0)	(90.4)

Rental rate revenue	$1,471.3	$1,592.9

Transaction days (in thousands)	33,456	35,525
Rental rate revenue per transaction day (in whole dollars)	$43.98	$44.84
(c)
Adjusted pre-tax income is calculated as income (loss) before income taxes plus non-cash purchase accounting charges, non-cash debt charges and certain one-time charges and non-operational items. Adjusted pre-tax income is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects the financial results from ongoing operations. The following table reconciles income before income taxes by segment to adjusted pre-tax income by segment for the three months ended September 30, 2009 and 2008 (in millions of dollars):

	Three Months Ended September 30, 2009
	Car Rental	Equipment Rental
Income before income taxes	$174.2	$3.0
Adjustments:
Purchase accounting(1)	10.4	10.8
Non-cash debt charges(2)	37.7	2.2
Restructuring charges	25.4	9.1
Restructuring related charges(3)	10.6	0.1

Adjusted pre-tax income	$258.3	$25.2

	Three Months Ended September 30, 2008
	Car Rental	Equipment Rental
Income before income taxes	$85.8	$26.9
Adjustments:
Purchase accounting(1)	9.9	14.8
Non-cash debt charges(2)	13.5	2.6
Restructuring charges	36.4	36.6
Restructuring related charges(3)	8.3	0.8
Derivative loss(4)	15.0	—
Vacation accrual adjustment(5)	(1.8)	(0.6)

Adjusted pre-tax income	$167.1	$81.1

  (1)
  Represents the purchase accounting effects of the Acquisition and any subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities.

  (2)
  Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the three months ended September 30, 2009, also includes $22.4 million associated with the amortization of amounts pertaining to the de-designation of the Hertz Vehicle Financing LLC, or "HVF," interest rate swaps as effective hedging instruments. For the three months ended September 30, 2008, also includes $2.8 million associated with the ineffectiveness of the HVF interest rate swaps.

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

  (4)
  Represents unrealized loss on our Hertz International Ltd., or "HIL," interest rate swaptions.

  (5)
  Represents decreases in the employee vacation accrual during the three months ended September 30, 2008 relating to a change in our U.S. vacation policy in 2007 which provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 each year.
(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2008 foreign exchange rates) for the three months ended September 30, 2009 and 2008 (in millions of dollars):

	Three Months Ended September 30,
	2009	2008
Equipment rental revenue per statement of operations	$280.3	$432.9
Equipment sales and other revenue	(26.3)	(44.8)
Foreign currency adjustment	(5.1)	(13.4)

Rental and rental related revenue	$248.9	$374.7

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

Revenues

	Three Months Ended September 30,
(in millions of dollars)	2009	2008	$ Change	% Change
Revenues:
Car rental	$1,724.9	$1,946.1	$(221.2)	(11.4)%
Equipment rental	280.3	432.9	(152.6)	(35.3)%
Other	36.2	42.9	(6.7)	(15.4)%

Total revenues	$2,041.4	$2,421.9	$(380.5)	(15.7)%

Total revenues decreased 15.7% (13.4% excluding the effects of foreign currency) for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Revenues from our car rental operations decreased 11.4%, primarily as a result of a 5.8% decrease in car rental transaction days worldwide, the effects of foreign currency translation of approximately $48.5 million, lower RPD described below and decreases of $41.1 million and $13.3 million in refueling fees and airport concession recovery fees, respectively.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

RPD for worldwide car rental for the three months ended September 30, 2009 declined 1.9% from the same period in 2008, due to a decline in U.S. RPD of 3.4%, partly offset by an increase in International RPD of 0.8%. U.S. airport RPD declined by 2.1% and U.S. off-airport RPD declined by 4.1%.

Revenues from our equipment rental operations decreased 35.3%, primarily due to a 28.7% decrease in equipment rental volume, an 8.6% decline in pricing and the effects of foreign currency translation of approximately $5.7 million.

Revenues from all other sources decreased 15.4%, primarily due to a decrease in car rental licensee revenue of $5.6 million, including the effects of foreign currency translation of approximately $1.4 million.

Expenses

	Three Months Ended September 30,
(in millions of dollars)	2009	2008	$ Change	% Change
Expenses:
Direct operating	$1,118.6	$1,351.8	$(233.2)	(17.3)%
Depreciation of revenue earning equipment	499.1	595.0	(95.9)	(16.1)%
Selling, general and administrative	179.7	234.3	(54.6)	(23.3)%
Interest expense	169.3	220.1	(50.8)	(23.1)%
Interest and other income, net	(1.1)	(5.5)	4.4	(80.6)%

Total expenses	$1,965.6	$2,395.7	$(430.1)	(18.0)%

Total expenses decreased 18.0%, and total expenses as a percentage of revenues decreased from 98.9% for the three months ended September 30, 2008 to 96.3% for the three months ended September 30, 2009.

Direct operating expenses decreased 17.3% as a result of decreases in fleet related expenses, other direct operating expenses and personnel related expenses.

  Fleet related expenses decreased $96.7 million, or 27.6%. The decrease was primarily related to a decrease in fleet levels as a result of decreased worldwide rental volume which resulted in decreases in gasoline costs of $54.4 million, vehicle damage and maintenance costs of $15.6 million, self-insurance expense of $14.1 million and equipment rental delivery costs of $6.6 million. These decreases include the effects of foreign currency translation of approximately $9.7 million.

  Other direct operating expenses decreased $89.7 million, or 14.8%. The decrease was primarily related to a decrease in fleet levels as a result of decreased worldwide rental volume which resulted in decreases in restructuring and restructuring related costs of $33.9 million, equipment rental cost of goods sold of $14.8 million, field incentive compensation of $12.5 million, concession fees in our car rental operations of $12.2 million, facility expenses of $10.8 million and charge card fees of $4.0 million. These decreases include the effects of foreign currency translation of approximately $15.0 million.

  Personnel related expenses decreased $46.8 million, or 11.9%. The decrease was primarily related to a decrease in wages and benefits related to restructuring of $53.7 million, including the effects of foreign currency translation of approximately $7.4 million, partly offset by an increase in incentive compensation of $9.9 million.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Depreciation of revenue earning equipment for our car rental operations of $425.4 million for the three months ended September 30, 2009 decreased 15.6% from $504.2 million for the three months ended September 30, 2008. The decrease was primarily due to a decrease in average fleet operated, higher net proceeds received in excess of book value on the disposal of used vehicles and the effects of foreign currency translation of approximately $11.1 million. Depreciation of revenue earning equipment in our equipment rental operations of $73.7 million for the three months ended September 30, 2009 decreased 18.8% from $90.8 million for the three months ended September 30, 2008. The decrease was primarily due to a 16.9% decrease in the average acquisition cost of rental equipment operated during the period, higher net proceeds received in excess of book value on the disposal of used equipment and the effects of foreign currency translation of approximately $1.2 million.

Selling, general and administrative expenses decreased 23.3%, due to decreases in advertising expenses, administrative expenses and sales promotion expenses, including the effects of foreign currency translation of approximately $5.1 million.

  Advertising expenses decreased $26.8 million, or 45.4%, primarily due to decreased media advertising.

  Administrative expenses decreased $19.1 million, or 14.1%, primarily due to decreases in administrative salaries and related costs of $14.5 million, losses on our derivatives of $13.0 million and restructuring and restructuring related charges of $4.1 million, including the effects of foreign currency translation of approximately $3.8 million, partly offset by an increase in management incentive compensation of $11.5 million.

  Sales promotion expenses decreased $8.7 million, or 21.5%, primarily related to a decrease in sales salaries and commissions of $5.2 million, including the effects of foreign currency translation of approximately $1.2 million.

Interest expense decreased 23.1%, primarily due to a decrease in the weighted average debt outstanding, a decrease in the weighted average interest rate on our borrowings, and the effects of foreign currency translation of approximately $2.7 million.

Interest and other income, net decreased $4.4 million due a decrease in interest income as a result of lower cash balances during the period.

Adjusted Pre-Tax Income

Adjusted pre-tax income for our car rental segment was $258.3 million for the three months ended September 30, 2009, an increase of 54.6% from $167.1 million for the three months ended September 30, 2008. The increase was primarily due to strong cost management performance, including higher revenues per vehicle, lower overall fleet costs and staffing/wage levels commensurate with rental volumes. Adjustments to our car rental segment income before income taxes on a GAAP basis for the three months ended September 30, 2009 and 2008, totaled $84.1 million and $81.3 million, respectively. See footnote c to the table under "—Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008—Summary" for a summary and description of these adjustments. Adjusted pre-tax income for our car rental segment as a percent of its revenues increased from 8.4% in the three months ended September 30, 2008 to 14.7% in the three months ended September 30, 2009.

Adjusted pre-tax income for our equipment rental segment was $25.2 million for the three months ended September 30, 2009, compared with $81.1 million for the three months ended September 30, 2008. The

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

decrease was primarily due to decreases in volume and pricing, partly offset by strong cost management performance. Adjustments to our equipment rental segment income before income taxes on a GAAP basis for the three months ended September 30, 2009 and 2008, totaled $22.2 million and $54.2 million, respectively. See footnote c to the table under "—Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008—Summary" for a summary and description of these adjustments. Adjusted pre-tax income for our equipment rental segment as a percent of its revenues decreased from 18.7% in the three months ended September 30, 2008 to 9.0% in the three months ended September 30, 2009.

The ratio of adjusted pre-tax income to revenues for our two segments has historically reflected the different environments in which they operate, although the historical difference has been reversed for the three months ended September 30, 2009 because of the more rapid decline in revenues in our equipment rental segment. In general, our infrastructure costs are higher within our car rental segment due to the number and type of locations in which it operates and the corresponding headcount. Within our equipment rental segment, our revenue earning equipment generates lower depreciation expense due to its longer estimated useful life.

Provision for Taxes on Income, Net income attributable to Noncontrolling interests and Net income attributable to Hertz Holdings, Inc. and Subsidiaries' common stockholders

	Three Months Ended September 30,
(in millions of dollars)	2009	2008	$ Change	% Change
Income before income taxes	$75.8	$26.2	$49.6	189.6%
Provision for taxes on income	(6.9)	(2.9)	(4.0)	137.9%

Net income	68.9	23.3	45.6	195.9%
Less: Net income attributable to noncontrolling interests	(4.4)	(5.6)	1.2	(21.2)%

Net income attributable to Hertz Holdings, Inc. and Subsidiaries' common stockholders	$64.5	$17.7	$46.8	265.3%

The provision for taxes on income increased $4.0 million for the three months ended September 30, 2009, primarily due to the increase in income before income taxes and an increase in losses in certain non-U.S. jurisdictions for which a tax benefit cannot be recognized, partially offset by an increase in discrete benefits. The effective tax rate for the three months ended September 30, 2009 was 9.0% compared to 10.9% for the three months ended September 30, 2008. The decrease in tax rate was primarily attributable to tax benefits, discrete to the quarter, recorded on lower pre-tax income.

Net income attributable to noncontrolling interests decreased 21.2% due to a decrease in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

The net income attributable to Hertz Holdings, Inc. and Subsidiaries' common stockholders increased 265.3% primarily due strong cost management performance, partly offset by lower rental volume and pricing in our worldwide car and equipment rental, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on the net income was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statements of operations for the nine months ended September 30, 2009 and 2008 (in millions of dollars):

			Percentage of Revenues
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Car rental	$4,436.7	$5,340.0	82.8%	79.3%
Equipment rental	836.4	1,286.8	15.6	19.1
Other	87.7	109.5	1.6	1.6

Total revenues	5,360.8	6,736.3	100.0	100.0

Expenses:
Direct operating	3,062.5	3,801.8	57.1	56.4
Depreciation of revenue earning equipment	1,468.2	1,658.7	27.4	24.6
Selling, general and administrative	488.0	595.8	9.1	8.9
Interest expense	498.3	637.1	9.3	9.5
Interest and other income, net	(52.6)	(20.4)	(1.0)	(0.3)

Total expenses	5,464.4	6,673.0	101.9	99.1

Income (loss) before income taxes	(103.6)	63.3	(1.9)	0.9
(Provision) benefit for taxes on income	19.9	(36.0)	0.3	(0.5)

Net income (loss)	(83.7)	27.3	(1.6)	0.4
Less: Net income attributable to noncontrolling interest	(11.4)	(16.1)	(0.2)	(0.2)

Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(95.1)	$11.2	(1.8)%	0.2%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the nine months ended or as of September 30, 2009 and 2008:

	Nine Months Ended or as of September 30,
	2009	2008
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	18,392	21,158
Domestic	13,300	15,368
International	5,092	5,790
Worldwide transaction days (in thousands)(a)	89,293	99,041
Domestic	60,163	66,353
International	29,130	32,688
Worldwide rental rate revenue per transaction day(a)(b)	$42.89	$43.85
Domestic	$42.33	$43.41
International	$44.04	$44.74
Worldwide average number of company-operated cars during the period	410,500	467,700
Domestic	272,100	310,900
International	138,400	156,800
Adjusted pre-tax income (in millions of dollars)(a)(c)	$368.4	$355.8
Worldwide revenue earning equipment, net (in millions of dollars)	$7,157.1	$8,472.7
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(a)(d)	$750.9	$1,103.2
Same store revenue growth, including growth initiatives(a)	(28.9)%	(3.3)%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,888.8	$3,452.4
Adjusted pre-tax income (in millions of dollars)(a)(c)	$50.6	$225.9
Revenue earning equipment, net (in millions of dollars)	$1,893.1	$2,411.6

(a)
For further details relating to car rental transaction days, car rental rate revenue per transaction day, adjusted pre-tax income, equipment rental and rental related revenue and equipment rental same store revenue growth, see "Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008—Summary."

(b)
The following table reconciles our car rental revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2008 foreign exchange rates) for the nine months ended September 30, 2009 and 2008 (in millions of dollars, except as noted):

	Nine Months Ended September 30,
	2009	2008
Car rental revenue per statement of operations	$4,436.7	$5,340.0
Non-rental rate revenue	(590.6)	(740.2)
Foreign currency adjustment	(16.7)	(257.0)

Rental rate revenue	$3,829.4	$4,342.8

Transaction days (in thousands)	89,293	99,041
Rental rate revenue per transaction day (in whole dollars)	$42.89	$43.85

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

(c)
The following table reconciles income (loss) before income taxes by segment to adjusted pre-tax income by segment for the nine months ended September 30, 2009 and 2008 (in millions of dollars):

	Nine Months Ended September 30, 2009
	Car Rental	Equipment Rental
Income (loss) before income taxes	$164.4	$(23.5)
Adjustments:
Purchase accounting(1)	29.7	38.1
Non-cash debt charges(2)	91.9	6.8
Restructuring charges	50.3	28.9
Restructuring related charges(3)	27.8	0.3
Third-party bankruptcy accrual(4)	4.3	—

Adjusted pre-tax income	$368.4	$50.6

	Nine Months Ended September 30, 2008
	Car Rental	Equipment Rental
Income before income taxes	$209.4	$118.5
Adjustments:
Purchase accounting(1)	30.5	42.4
Non-cash debt charges(2)	37.9	8.0
Restructuring charges	64.7	55.0
Restructuring related charges(3)	16.1	2.0
Derivative gain(5)	(2.8)	—

Adjusted pre-tax income	$355.8	$225.9

  (1)
  Represents the purchase accounting effects of the Acquisition and any subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities.

  (2)
  Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the nine months ended September 30, 2009, also includes $52.2 million associated with the amortization of amounts pertaining to the de-designation of the HVF interest rate swaps as effective hedging instruments. For the nine months ended September 30, 2008, also includes $7.8 million associated with the ineffectiveness of the HVF interest rate swaps.

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

  (6)
  Represents an increase in the employee vacation accrual during the nine months ended September 30, 2008 relating to a change in our U.S. vacation policy in 2007 which provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 each year.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

(d)
The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2008 foreign exchange rates) for the nine months ended September 30, 2009 and 2008 (in millions of dollars):

	Nine Months Ended September 30,
	2009	2008
Equipment rental revenue per statement of operations	$836.4	$1,286.8
Equipment sales and other revenue	(82.2)	(137.4)
Foreign currency adjustment	(3.3)	(46.2)

Rental and rental related revenue	$750.9	$1,103.2

Revenues

	Nine Months Ended September 30,
(in millions of dollars)	2009	2008	$ Change	% Change
Revenues:
Car rental	$4,436.7	$5,340.0	$(903.3)	(16.9)%
Equipment rental	836.4	1,286.8	(450.4)	(35.0)%
Other	87.7	109.5	(21.8)	(19.9)%

Total revenues	$5,360.8	$6,736.3	$(1,375.5)	(20.4)%

Total revenues decreased 20.4% (16.7% excluding the effects of foreign currency) for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Revenues from our car rental operations decreased 16.9%, primarily as a result of a 9.8% decrease in car rental transaction days worldwide, the effects of foreign currency translation of approximately $208.8 million, lower RPD described below and decreases of $120.9 million and $56.0 million in refueling fees and airport concession recovery fees, respectively.

RPD for worldwide car rental for the nine months ended September 30, 2009 declined 2.2% from the same period in 2008, due to declines in U.S. and International RPD of 2.5% and 1.6%, respectively. U.S. airport RPD decreased 1.4% and U.S. off-airport RPD declined by 2.5%.

Revenues from our equipment rental operations decreased 35.0%, primarily due to a 28.0% decrease in equipment rental volume, a 6.7% decline in pricing and the effects of foreign currency translation of approximately $37.2 million.

Revenues from all other sources decreased 19.9%, primarily due to a decrease in car rental licensee revenue of $19.9 million, including the effects of foreign currency translation of approximately $5.9 million.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Expenses

	Nine Months Ended September 30,
(in millions of dollars)	2009	2008	$ Change	% Change
Expenses:
Direct operating	$3,062.5	$3,801.8	$(739.3)	(19.4)%
Depreciation of revenue earning equipment	1,468.2	1,658.7	(190.5)	(11.5)%
Selling, general and administrative	488.0	595.8	(107.8)	(18.1)%
Interest expense	498.3	637.1	(138.8)	(21.8)%
Interest and other income, net	(52.6)	(20.4)	(32.2)	157.2%

Total expenses	$5,464.4	$6,673.0	$(1,208.6)	(18.1)%

Total expenses decreased 18.1%, and total expenses as a percentage of revenues increased from 99.1% for the nine months ended September 30, 2008 to 101.9% for the nine months ended September 30, 2009.

Direct operating expenses decreased 19.4% as a result of decreases in fleet related expenses, personnel related expenses and other direct operating expenses.

  Fleet related expenses decreased $300.2 million, or 31.4%. The decrease was primarily related to a decrease in fleet levels as a result of decreased worldwide rental volume which resulted in decreases in gasoline costs of $137.6 million, vehicle damage and maintenance costs of $79.6 million, self-insurance expense of $47.7 million, equipment rental delivery costs of $22.3 million and vehicle taxes and registration fees of $20.3 million. These decreases include the effects of foreign currency translation of approximately $46.5 million.

  Personnel related expenses decreased $230.2 million, or 19.0%. The decrease was primarily related to decreases in wages and benefits related to restructuring of $208.5 million, a decrease in incentive compensation of $10.8 million and a decrease in reservation costs of $10.6 million. These decreases include the effects of foreign currency translation of approximately $41.0 million.

  Other direct operating expenses decreased $208.9 million, or 12.8%. The decrease was primarily related to a decrease in fleet levels as a result of decreased worldwide rental volume which resulted in decreases in concession fees in our car rental operations of $45.6 million, equipment rental cost of goods sold of $41.5 million, facility expenses of $27.7 million, restructuring and restructuring related charges of $21.1 million, commission fees of $15.8 million, charge card fees of $15.7 million and re-rent expense of $13.5 million. These decreases include the effects of foreign currency translation of approximately $78.5 million.

Depreciation of revenue earning equipment for our car rental operations of $1,220.6 million for the nine months ended September 30, 2009 decreased 12.8% from $1,399.7 million for the nine months ended September 30, 2008. The decrease was primarily due to a decrease in average fleet operated, higher net proceeds received in excess of book value on the disposal of used vehicles and the effects of foreign currency translation of approximately $57.8 million, partly offset by a $14.4 million net increase in depreciation in certain of our car rental operations resulting from changes in depreciation rates to reflect changes in the estimated residual value of vehicles. Depreciation of revenue earning equipment in our equipment rental operations of $247.6 million for the nine months ended September 30, 2009 decreased 4.4% from $259.0 million for the nine months ended September 30, 2008. The decrease was primarily due to a 16.3% decrease in the average acquisition cost of rental equipment operated during the period

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

and the effects of foreign currency translation of approximately $8.0 million, partly offset by lower net proceeds received in excess of book value on the disposal of used equipment.

Selling, general and administrative expenses decreased 18.1%, due to decreases in advertising expenses, administrative expenses and sales promotion expenses, including the effects of foreign currency translation of approximately $23.7 million.

  Advertising expenses decreased $43.5 million, or 32.8%, primarily due to decreased media advertising and the effects of foreign currency translation of approximately $2.8 million.

  Administrative expenses decreased $32.7 million, or 9.7%, primarily due to decreases in administrative salaries and related costs of $44.1 million and restructuring and restructuring related charges of $3.3 million, including the effects of foreign currency translation of approximately $14.4 million, partly offset by an increase in the loss on derivatives of $4.8 million and an increase in management incentive compensation of $3.0 million.

  Sales promotion expenses decreased $31.6 million, or 25.0%, primarily related to a decrease in sales salaries and commissions of $19.4 million, including the effects of foreign currency translation of approximately $6.5 million.

Interest expense decreased 21.8%, primarily due to a decrease in the weighted average debt outstanding, a decrease in the weighted average interest rate on our borrowings, and the effects of foreign currency translation of approximately $14.7 million.

Interest and other income, net increased $32.2 million due to a gain of $48.5 million, net of transaction costs, recorded in connection with the buyback of portions of our Senior Notes and Senior Subordinated Notes, partly offset by a decrease in interest income of $16.3 million as a result of lower cash balances during the period.

Adjusted Pre-Tax Income

Adjusted pre-tax income for our car rental segment was $368.4 million for the nine months ended September 30, 2009, an increase of 3.5% from $355.8 million for the nine months ended September 30, 2008. The increase was primarily due to strong cost management performance, including higher revenues per vehicle, lower overall fleet costs and staffing/wage levels commensurate with rental volumes. Adjustments to our car rental segment income before income taxes on a GAAP basis for the nine months ended September 30, 2009 and 2008, totaled $204.0 million and $146.4 million, respectively. See footnote c to the table under "—Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008—Summary" for a summary and description of these adjustments. Adjusted pre-tax income for our car rental segment as a percent of its revenues increased from 6.5% in the nine months ended September 30, 2008 to 8.2% in the nine months ended September 30, 2009.

Adjusted pre-tax income for our equipment rental segment was $50.6 million for the nine months ended September 30, 2009, compared with $225.9 million for the nine months ended September 30, 2008. The decrease was primarily due to decreases in volume and pricing and lower net proceeds received in excess of book value on the disposal of used equipment, partly offset by strong cost management performance. Adjustments to our equipment rental segment income (loss) before income taxes on a GAAP basis for the nine months ended September 30, 2009 and 2008, totaled $74.1 million and $107.4 million, respectively. See footnote c to the table under "—Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008—Summary" for a summary and

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

description of these adjustments. Adjusted pre-tax income for our equipment rental segment as a percent of its revenues decreased from 17.5% in the nine months ended September 30, 2008 to 6.0% in the nine months ended September 30, 2009.

The ratio of adjusted pre-tax income (loss) to revenues for our two segments has historically reflected the different environments in which they operate, although the difference has been eliminated for the nine months ended September 30, 2009 because of the more rapid decline in revenues in our equipment rental segment. In general, our infrastructure costs are higher within our car rental segment due to the number and type of locations in which it operates and the corresponding headcount. Within our equipment rental segment, our revenue earning equipment generates lower depreciation expense due to its longer estimated useful life.

(Provision) benefit for Taxes on Income, Net income attributable to Noncontrolling interests and Net income (loss) attributable to Hertz Holdings, Inc. and Subsidiaries' common stockholders

	Nine Months Ended September 30,
(in millions of dollars)	2009	2008	$ Change	% Change
Income (loss) before income taxes	$(103.6)	$63.3	$(166.9)	(263.6)%
(Provision) benefit for taxes on income	19.9	(36.0)	55.9	(155.2)%

Net income (loss)	(83.7)	27.3	(111.0)	(406.0)%
Less: Net income attributable to noncontrolling interests	(11.4)	(16.1)	4.7	(29.3)%

Net income (loss) attributable to Hertz Holdings, Inc. and Subsidiaries' common stockholders	$(95.1)	$11.2	$(106.3)	(948.7)%

The benefit for taxes on losses for the nine months ended September 30, 2009 was $19.9 million and the provision for taxes on income for the nine months ended September 30, 2008 was $36.0 million. The change was primarily due to pretax losses and discrete benefits in the nine months ended September 30, 2009 as compared to pretax income and discrete charges for nine months ended September 30, 2008. This is partially offset by an increase in losses in certain non-U.S. jurisdictions for which a tax benefit cannot be recognized. The effective tax rate for the nine months ended September 30, 2009 was 19.2% compared to 56.8% for the nine months ended September 30, 2008. The change in tax rates was generally due to the factors noted above.

Net income attributable to noncontrolling interests decreased 29.3% due to a decrease in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

The net loss attributable to Hertz Holdings, Inc. and Subsidiaries' common stockholders increased $106.3 million primarily due to lower rental volume and pricing in our worldwide car and equipment rental operations, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on the net loss was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $926.7 million, an increase of $332.5 million from December 31, 2008. As of September 30, 2009, we had $404.7 million of restricted

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

cash to be used for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, our like-kind exchange programs and to satisfy certain of our self-insurance regulatory reserve requirements. The decrease in restricted cash of $326.7 million from December 31, 2008 to September 30, 2009, primarily related to payments to reduce fleet debt and the timing of purchases and sales of revenue earning vehicles.

Our domestic and foreign operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Puerto Rico, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the nine months ended September 30, 2009 was $1,307.2 million, a decrease of $622.7 million from the nine months ended September 30, 2008. The decrease was primarily due to a net loss, changes in working capital and a decrease in depreciation of revenue earning equipment, partly offset by increases in deferred taxes and the amortization and ineffectiveness of cash flow hedges.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. Net cash used in investing activities during the nine months ended September 30, 2009 was $843.8 million, a decrease of $2,048.2 million from the nine months ended September 30, 2008. The change is primarily due to decreases in revenue earning equipment expenditures, partly offset by decreases in proceeds from the disposal of revenue earning equipment and an increase in the change in restricted cash. For the nine months ended September 30, 2009, our expenditures for revenue earning equipment were $5,194.5 million and our proceeds from the disposal of such equipment were $4,162.7 million, as compared to $8,888.9 million and $6,010.3 million, respectively, for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, our capital expenditures for property and non-revenue earning equipment were $69.0 million and our proceeds from the disposal of such equipment were $6.1 million, as compared to $152.9 million and $62.3 million, respectively, for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, we experienced a decreased level of net expenditures for revenue earning equipment and property and equipment compared to the nine months ended September 30, 2008. This net decrease was primarily due to a decrease in year over year expenditures for revenue earning equipment related to decreased volume, partly offset by a year over year decrease in disposal proceeds for revenue earning equipment. For the full year 2009, we expect the level of net expenditures for revenue earning equipment, property and non-revenue earning equipment to be lower than that of the full year 2008. See "—Capital Expenditures" below.

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

In response to the economic downturn, in 2008 we implemented aggressive strategic actions to reduce costs and improve liquidity. These actions included reducing wage and benefit costs through significant headcount reductions, accelerating fleet deletions and delaying additions to right-size the fleet to current demand levels and rationalizing our location footprint by closing a number of locations. We have developed additional plans for the remainder of 2009 in an effort to mitigate the impact of continued revenue declines on our results of operations, including reducing costs further through the additional headcount reductions that we announced in 2009, continuing to right-size our car and equipment rental fleet in response to the economic conditions, continued re-engineering of our processes, increasing prices and continuing to reduce the cost of acquiring our car and equipment rental fleet, among other actions.

As of September 30, 2009, we had $10,348.4 million of total indebtedness outstanding. Cash paid for interest during the nine months ended September 30, 2009, was $556.9 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Acquisition and from the funding of our costs of operations and capital expenditures.

In 2009 we have also significantly addressed the fact that we had approximately $4.2 billion of our fleet debt that matures in 2010. We began addressing these liquidity needs at the end of the second quarter and the beginning of the third quarter by completing the 2009 Hertz Holdings Offerings, pursuant to which we received approximately $990 million of net proceeds, after deducting underwriting discounts and commissions and before offering expenses payable by Hertz Holdings. $200 million of the $990 million of net proceeds were received during the three months ended September 30, 2009.

On September 18, 2009, HVF, a bankruptcy-remote special purpose entity wholly-owned by Hertz, completed the closing of a new variable funding note facility referred to as the Series 2009-1 Variable Funding Rental Car Asset Backed Notes, or the "Series 2009-1 Notes." The facility has an expected maturity date of January 2012 and a 3 month controlled amortization period beginning in November 2011. The aggregate principal amount of such facility is $2.1 billion and such facility is available to HVF on a revolving basis until the controlled amortization period begins in November 2011. As of September 30, 2009, we had an aggregate principal amount outstanding of $300.0 million of Series 2009-1 Notes. This amount was subsequently paid in October 2009.

Immediately prior to the issuance of the Series 2009-1 Notes, HVF caused the termination of the series supplements and note purchase agreements relating to its Series 2005-3 Variable Funding Rental Car Asset Backed Notes, or the "Series 2005-3 Notes," Series 2005-4 Variable Funding Rental Car Asset Backed Notes, or the "Series 2005-4 Notes," and Series 2008-1 Variable Funding Rental Car Asset Backed Notes, or the "Series 2008-1 Notes," or the "Terminated VFNs," and caused the repayment and cancellation in full of the Terminated VFNs. The Terminated VFNs had expected final maturity dates ranging from November 2009 to November 2010 and we had an aggregate of approximately $2.0 billion of total capacity (prior to borrowing base or other limitations) under the Terminated VFNs. In effect we replaced the $2.0 billion of total capacity under the Terminated VFNs with the $2.1 billion of capacity that we have under the Series 2009-1 Notes while extending the expected final maturity date to January 2012.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

In October 2009 HVF issued $1.2 billion in aggregate principal amount of new medium term notes (3 and 5 year) Series 2009-2 rental car asset backed notes, or the "Series 2009-2 Notes." The 3 year notes carry a 4.26% coupon (4.30% yield) and the 5 year notes carry a 5.29% coupon (5.35% yield) with expected final maturities in 2013 and 2015, respectively. The advance rate on the notes is approximately 66%. In general, we expect to use the Series 2009-2 Notes to replace the Series 2005-1 and 2005-2 Rental Car Asset Backed Notes, or the "2005 Notes," as they mature in 2010.

Based on all that we have been able to accomplish in the first 10 months of 2009, our current availability under our various credit facilities and our business plan, we believe we have sufficient liquidity to meet our 2010 debt maturities. We still need to refinance approximately $1.7 billion of our international fleet debt that matures in December 2010 and we are currently in discussions with banks and lenders to review our refinancing options; however there can be no assurance that we will be able to refinance this indebtedness on terms comparable to our recent refinancings, or at all.

The agreements governing our corporate indebtedness require us to comply with two key covenants based on a consolidated leverage ratio and a consolidated interest expense coverage ratio. Our failure to comply with the obligations contained in any agreements governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt becoming immediately due and payable and could further result in a cross default or cross acceleration of our debt issued under other instruments. However, as a result of the above-mentioned actions and planned future actions, we believe that we will remain in compliance with our corporate debt covenants and that cash generated from operations, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next twelve months. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our corporate debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

A significant number of cars that we purchase are subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, car manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition and mileage requirements. We use this specified price or guaranteed depreciation rate to calculate our asset-backed financing capacity. If any manufacturer of our cars fails to fulfill its repurchase or guaranteed depreciation obligations, due to bankruptcy or otherwise, our asset-backed financing capacity could be decreased, or we may be required to materially increase the credit enhancement levels related to the financing of the fleet vehicles provided by such bankrupt manufacturer under certain of our Fleet Financing Facilities. For a discussion of risks related to the repurchase of program cars from us or the guarantee of the depreciation rate of program cars by the manufacturers of our cars and for a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed financing, see "Item 1A—Risk Factors" in our Form 10-K and our Second Quarter Form 10-Q.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleet. The amount of financing available to us pursuant to these programs depends on a number of factors, many of which are outside our control. In the past several years, Ford and Old General Motors, as defined below, which are the principal suppliers of cars to us on both a program and non-program basis, have experienced deterioration in their operating results and significant declines in their credit ratings and in June 2009, Old General Motors filed for bankruptcy. For further information concerning our asset-backed financing programs, see Note 3 to the Notes to our audited annual consolidated financial

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see "Item 1A—Risk Factors" in our Form 10-K and our Second Quarter Form 10-Q.

Immediately prior to Chrysler LLC's bankruptcy, less than 1% of our fleet was comprised of Chrysler LLC vehicles, so its bankruptcy filing has not had a material impact on our business, financial condition or results of operations.

General Motors filed for bankruptcy in June 2009, which we will refer to as "Old General Motors," however, we do not believe that this will have a material long-term impact on our business, financial condition or results of operations, because:

  •
  Old General Motors paid us, and New General Motors, as defined below, continues to pay us, all of the amounts owed under our repurchase programs;

  •
  With the approval of the bankruptcy court, Old General Motors assumed the vehicle repurchase programs it has with us and assigned the repurchase programs a newly formed company referred to as "New General Motors;

  •
  New General Motors emerged from bankruptcy quickly; and

  •
  The resale value of vehicles manufactured by Old General Motors has not declined following its filing.

In the event of a bankruptcy of a car manufacturer, including Ford or New General Motors, our liquidity would be impacted by several factors including reductions in fleet residual values, as discussed above, and the risk that we would be unable to collect outstanding receivables due to us from such bankrupt manufacturer. In addition, the program cars manufactured by any such company would need to be removed from our fleet or re-designated as non-program vehicles, which would require us to furnish additional collateral enhancement associated with these program vehicles. For a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed financing, see "Item 1A—Risk Factors" in our Form 10-K and our Second Quarter Form 10-Q.

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of our lenders under the Senior ABL Facility, the ABS Program, the International Fleet Debt facilities, the Fleet Financing Facility, the Brazil Fleet Financing Facility, the Canadian Fleet Financing Facility, the Belgian Fleet Financing Facility, Capitalized Leases and the International ABS Fleet Financing Facility. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under the Senior Credit Facilities, and substantially all of our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under the International Fleet Debt facilities or (in the case of our Canadian equipment rental business) the Senior ABL Facility. None of such assets will be available to satisfy the claims of our general creditors.

We have a significant amount of debt that will mature over the next several years. The aggregate amounts of maturities of debt for each of the twelve-month periods ending September 30 (in millions of dollars) are as follows: 2010, $4,836.1 (including $2,400.6 of other short-term borrowings); 2011, $1,036.1; 2012, $176.4; 2013, $1,362.1; 2014, $2,555.4; after 2014, $546.4. For a discussion of these maturities, see Note 3 to the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." The $2,400.6 million of short-term borrowings included in the 2009 maturity are revolving in nature and do not expire in 2009. As a result of our successful refinancing efforts in the prior 10 months and the

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

strategic cost reduction actions taken in 2008 and the first nine months of 2009 as well as those planned for the remainder of 2009 and 2010, we believe that we will remain in compliance with our debt covenants and that cash generated from operations, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next twelve months. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

MBIA and Ambac provide credit enhancements in the form of financial guaranties for our 2005 Notes, with each providing guaranties for approximately half of the $3.2 billion in principal amount of the 2005 Notes that was outstanding as of September 30, 2009, all of which matures in 2010.

An event of bankruptcy with respect to MBIA or Ambac between now and November 2010 would result in an amortization event under the portion of the 2005 Notes guaranteed by the affected insurer. In addition, if an amortization event continues for 30 days or longer, the noteholders of the affected series of notes would have the right to require liquidation of a portion of the fleet sufficient to repay such notes, provided that the exercise of the right was exercised by a majority of the affected noteholders.

Since MBIA and Ambac are facing financial instability, have been downgraded one or more times and are on review for further credit downgrade or under developing outlook by one or more credit agencies, we did not have the Series 2009-1 Notes or the Series 2009-2 Notes guaranteed. Accordingly, if a bankruptcy of MBIA or Ambac were to occur prior to the 2005 Notes maturing, we expect that we would use our corporate liquidity and the borrowings under or proceeds from the Series 2009-1 Notes and the Series 2009-2 Notes to pay down the amounts owed under the affected series of 2005 Notes.

Financing

We have a significant amount of indebtedness. For information on our indebtedness, see Note 7 to the Notes to our condensed consolidated financial statements included in this Report.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of September 30, 2009, we were in compliance with all of these financial covenants.

As of September 30, 2009, we had an aggregate principal amount outstanding of $1,362.0 million pursuant to our Senior Term Facility and no amounts outstanding in our Senior ABL Facility. As of September 30, 2009, Hertz was required under the Senior Term Facility to have a consolidated leverage ratio of not more than 5.50:1 and a consolidated interest expense coverage ratio of not less than 2.00:1. In addition, under our Senior ABL Facility, if there was less than $200 million of available borrowing capacity under that facility as of September 30, 2009, Hertz was required to have a consolidated leverage ratio of not more than 5.50:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the quarter then ended. Under the Senior Term Facility, as of September 30, 2009, we had a consolidated leverage ratio of 4.39:1 and a consolidated interest expense coverage ratio of 2.56:1. Since

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

we had maintained sufficient borrowing capacity under our Senior ABL Facility as of September 30, 2009, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." In addition to the borrowings under our senior credit facilities, we have a significant amount of additional debt outstanding. For a discussion of the risks associated with our significant leverage, see "Item 1A—Risk Factors" in our Form 10-K and our Second Quarter Form 10-Q.

Credit Facilities

As of September 30, 2009, the following credit facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base or Other Limitation
Corporate Debt
Senior ABL Facility	$1,691.3	$1,013.2

Total Corporate Debt	1,691.3	1,013.2

Fleet Debt
U.S. Fleet Debt	1,841.9	447.3
International Fleet Debt	677.4	114.3
International ABS Fleet Financing Facility	445.6	66.0
Fleet Financing Facility	20.4	20.0
Brazilian Fleet Financing Facility	6.3	—
Canadian Fleet Financing Facility	82.4	31.3
Capitalized Leases	53.4	—

Total Fleet Debt	3,127.4	678.9

Total	$4,818.7	$1,692.1

As of September 30, 2009, the Senior Term Facility had approximately $1.6 million available under the letter of credit facility and the Senior ABL Facility had $151.9 million available under the letter of credit facility sublimit.

Our liquidity as of September 30, 2009 was approximately $5,067.3 million, which consisted of $926.7 million of cash, $1,013.2 million of unused commitments under our Senior ABL Facility and $3,127.4 million of unused commitments under our fleet debt facilities. Taking into consideration the borrowing base limitations in our Senior ABL Facility and in our fleet debt facilities, the amount that we had available for immediate use as of September 30, 2009 under our Senior ABL Facility was $1,013.2 million and we had $678.9 million available under our various fleet debt facilities. Accordingly, as of September 30, 2009, we had $2,618.8 million ($926.7 million in cash, $1,013.2 million available under our Senior ABL Facility and $678.9 million available under our various fleet debt facilities) in liquidity that was available for our immediate use. Future availability of borrowings under these facilities will depend on borrowing base requirements and other factors, many of which are outside our control. See "Item 1A—Risk Factors" in our Form 10-K and our Second Quarter Form 10-Q.

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

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2009
First Quarter	$1,399.6	$(2,026.1)	$(626.5)	$26.7	$(5.2)	$21.5
Second Quarter	2,140.9	(1,171.5)	969.4	21.6	0.2	21.8
Third Quarter	1,654.0	(965.1)	688.9	20.7	(1.1)	19.6

	$5,194.5	$(4,162.7)	$1,031.8	$69.0	$(6.1)	$62.9

2008
First Quarter	$2,451.0	$(2,026.4)	$424.6	$48.2	$(34.5)	$13.7
Second Quarter	3,626.4	(2,161.9)	1,464.5	47.8	(13.6)	34.2
Third Quarter	2,811.5	(1,821.9)	989.6	56.8	(14.2)	42.6

	$8,888.9	$(6,010.2)	$2,878.7	$152.8	$(62.3)	$90.5

Revenue earning equipment expenditures in our car rental operations were $5,133.9 million and $8,605.5 million for the nine months ended September 30, 2009 and 2008, respectively. Revenue earning equipment expenditures in our equipment rental operations were $60.6 million and $283.4 million for the nine months ended September 30, 2009 and 2008, respectively.

Revenue earning equipment expenditures in our car rental and equipment rental operations for the nine months ended September 30, 2009 decreased by 40.3% and 78.6%, respectively, compared to the nine months ended September 30, 2008. The decrease in our car rental operations revenue earning equipment expenditures was primarily due to lower rental volumes during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, which required us to maintain lower fleet levels. The decrease in our equipment rental operations revenue earning equipment expenditures was primarily due to a general reduction in spending due to lower demand for equipment related to the economic downturn during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Property and equipment expenditures in our car rental operations were $62.5 million and $111.6 million for the nine months ended September 30, 2009 and 2008, respectively. Property and equipment expenditures in our equipment rental operations were $4.4 million and $34.1 million for the nine months ended September 30, 2009 and 2008, respectively. Property and equipment expenditures for all other activities were $2.1 million and $7.1 million for the nine months ended September 30, 2009 and 2008, respectively. Property and equipment expenditures in our car rental and equipment rental operations and all other activities for the nine months ended September 30, 2009 decreased by 44.0%, 87.1% and 70.4%, respectively. These decreases are a result of managing our capital expenditures during the recent economic downturn.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Off-Balance Sheet Commitments

As of September 30, 2009 and December 31, 2008, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of September 30, 2009 and December 31, 2008, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in "Accrued liabilities" were $2.1 million and $2.2 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of September 30, 2009, our net income would decrease by an estimated $19.2 million over a twelve-month period.

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

Income Taxes

In January 2006, we implemented a like-kind exchange program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes for fiscal 2007 and 2008 and the nine months ended September 30, 2009. A like-kind exchange program for HERC has been in place for several years. The program allows tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. For strategic purposes, such as cash management and fleet reduction, we have triggered some taxable gains in the program. The bankruptcy filing of an OEM also resulted in minimal gain recognition. We had sufficient net operating losses to fully offset the taxable gains recognized. We cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the programs will remain in its current form. An extended reduction in purchases or downsizing of our car rental fleet could result in reduced deferrals in the future, which in turn could require us to make material cash payments for federal and state income tax liabilities. Our inability to obtain replacement financing as our fleet financing facilities mature would likely result in an extended reduction in purchases or downsizing of the fleet. However, we believe the likelihood of making material cash payments in the near future is low because of our significant net operating losses. For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see "Item 1A—Risk Factors" in our Form 10-K and our Second Quarter Form 10-Q.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 4 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." Based on present assumptions, our 2009 worldwide pre-tax pension expense is expected to be approximately $36.5 million, which would represent a decrease of $2.9 million from 2008. The anticipated decrease in expense compared to 2008 is primarily due to lower expense for U.S. plans, largely due to headcount reductions. To the extent that there are layoffs affecting a significant number of employees covered by any pension plan worldwide, 2009 expense could vary significantly because of further charges or credits. We expect to contribute $42.6 million to our U.S. pension plan during 2009, including $13.0 million contributed during the nine months ended September 30, 2009, $14.2 million contributed in October 2009, and $15.4 million to be contributed later in the fourth quarter of 2009. These contributions are necessary primarily because of the significant decline in asset values in 2008.

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

For a description of all material pending legal proceedings, see Note 15 to the Notes to our condensed consolidated financial statements included in this Report.

The following recent developments pertaining to legal proceedings described in our Form 10-K for the fiscal year ended December 31, 2008 are furnished on a supplemental basis:

In August 2009, the District Court of Johnson County, Kansas—where the Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation case is now venued—issued an Order Granting Joint Motion to Stay Proceedings pending the outcome of another Telephone Consumer Protection Act case that is currently before the Kansas Supreme Court.

Aside from the above mentioned development, there were no material changes in the legal proceedings described in our Form 10-K for the fiscal year ended December 31, 2008 and in our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009, and we are not otherwise required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K.

ITEM 1A.    RISK FACTORS

There is no material change in the information reported under "Part I—Item 1A—Risk Factors" in our Form 10-K for the fiscal year ended December 31, 2008 and under "Part II—Item 1A—Risk Factors" in our Form 10-Q for the quarterly period ended June 30, 2009.

ITEM 6.    Exhibits

(a)
Exhibits:

Exhibit Number	Description
3.1.1	Amended and Restated By-Laws of Hertz Global Holdings, Inc., effective August 12, 2009
4.9.1	Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee
4.9.2.3
Amendment No. 3, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Series 2005-1 Supplement to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee
4.9.3.3
Amendment No. 3, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Series 2005-2 Supplement to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee
4.9.7
Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of September 18, 2009, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor

Exhibit Number	Description
4.9.8	Second Amended and Restated Participation, Purchase and Sale Agreement, dated as of September 18, 2009, by and among Hertz General Interest LLC, Hertz Vehicle Financing LLC and The Hertz Corporation, as Lessee and Servicer
4.9.11
Third Amended and Restated Collateral Agency Agreement, dated as of September 18, 2009, among Hertz Vehicle Financing LLC, as a Grantor, Hertz General Interest LLC, as a Grantor, The Hertz Corporation, as Servicer, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee and a Secured Party, and The Hertz Corporation, as a Secured Party
4.9.12
Second Amended and Restated Administration Agreement, dated as of September 18, 2009, by and among The Hertz Corporation, Hertz Vehicle Financing LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee
4.9.13
Second Amended and Restated Master Exchange Agreement, dated as of September 18, 2009, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and DB Services Tennessee, Inc.
4.9.14
Second Amended and Restated Escrow Agreement, dated as of September 18, 2009, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Chase Bank, N.A.
4.9.27
Series 2009-1 Supplement, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee
4.9.28
Series 2009-1 Note Purchase Agreement (Series 2009-1 Variable Funding Rental Car Asset Backed Notes), dated as of September 18, 2009, among Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain conduit investors, each as a Conduit Investor, certain financial institutions, each as a Committed Note Purchaser, certain funding agents and Deutsche Bank AG, New York Branch, as Administrative Agent
4.9.29
Series 2009-2 Supplement, dated as of October 23, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee
4.19.1
First Supplemental Indenture, dated as of August 19, 2009, between Hertz Global Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 27, 2009, between Hertz Global Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee
10.37.1	Amendment No. 1 to the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan
10.37.2	Amendment No. 2 to the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan
10.45.1	Form of Amendment to Performance Stock Unit Agreement between [Participant] and Hertz Global Holdings, Inc.
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 6, 2009, relating to Financial Information
31.1–31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer

Exhibit Number	Description
32.1–32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

Note:	Certain instruments with respect to various additional obligations, which could be considered as long-term debt, have not been filed as exhibits to this Report because the total amount of securities authorized under any such instrument does not exceed 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2009	HERTZ GLOBAL HOLDINGS, INC. (Registrant)
	By:	/s/ ELYSE DOUGLAS
Elyse Douglas
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

 EXHIBIT INDEX

Exhibit Number	Description
3.1.1	Amended and Restated By-Laws of Hertz Global Holdings, Inc., effective August 12, 2009
4.9.1	Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee
4.9.2.3
Amendment No. 3, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Series 2005-1 Supplement to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee
4.9.3.3
Amendment No. 3, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Series 2005-2 Supplement to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee
4.9.7
Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of September 18, 2009, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor
4.9.8
Second Amended and Restated Participation, Purchase and Sale Agreement, dated as of September 18, 2009, by and among Hertz General Interest LLC, Hertz Vehicle Financing LLC and The Hertz Corporation, as Lessee and Servicer
4.9.11
Third Amended and Restated Collateral Agency Agreement, dated as of September 18, 2009, among Hertz Vehicle Financing LLC, as a Grantor, Hertz General Interest LLC, as a Grantor, The Hertz Corporation, as Servicer, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee and a Secured Party, and The Hertz Corporation, as a Secured Party
4.9.12
Second Amended and Restated Administration Agreement, dated as of September 18, 2009, by and among The Hertz Corporation, Hertz Vehicle Financing LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee
4.9.13
Second Amended and Restated Master Exchange Agreement, dated as of September 18, 2009, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and DB Services Tennessee, Inc.
4.9.14
Second Amended and Restated Escrow Agreement, dated as of September 18, 2009, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Chase Bank, N.A.
4.9.27
Series 2009-1 Supplement, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee

Exhibit Number	Description
4.9.28	Series 2009-1 Note Purchase Agreement (Series 2009-1 Variable Funding Rental Car Asset Backed Notes), dated as of September 18, 2009, among Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain conduit investors, each as a Conduit Investor, certain financial institutions, each as a Committed Note Purchaser, certain funding agents and Deutsche Bank AG, New York Branch, as Administrative Agent
4.9.29
Series 2009-2 Supplement, dated as of October 23, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee
4.19.1
First Supplemental Indenture, dated as of August 19, 2009, between Hertz Global Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 27, 2009, between Hertz Global Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee
10.37.1	Amendment No. 1 to the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan
10.37.2	Amendment No. 2 to the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan
10.45.1	Form of Amendment to Performance Stock Unit Agreement between [Participant] and Hertz Global Holdings, Inc.
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 6, 2009, relating to Financial Information
31.1–31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1–32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

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

QuickLinks

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS
SIGNATURE
EXHIBIT INDEX