Form 10-K
period 2009-12-31
HERTZ GLOBAL HOLDINGS INC
filed 2010-02-26
CIK 1364479

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date was $1,591,837,824.

As of February 23, 2010, 410,419,945 shares of the registrant's common stock were outstanding.

Documents incorporated by reference:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders scheduled for May 27, 2010 are incorporated by reference into Part III.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

 INTRODUCTORY NOTE

Unless the context otherwise requires, in this Annual Report on Form 10-K, or "Annual Report," (i) "Hertz Holdings" means Hertz Global Holdings, Inc., our top-level holding company, (ii) "Hertz" means The Hertz Corporation, our primary operating company and a direct wholly-owned subsidiary of Hertz Investors, Inc., which is wholly-owned by Hertz Holdings, (iii) "we," "us" and "our" mean (a) prior to December 21, 2005, Hertz and its consolidated subsidiaries and (b) on and after December 21, 2005, Hertz Holdings and its consolidated subsidiaries, including Hertz, (iv) "HERC" means Hertz Equipment Rental Corporation, Hertz's wholly-owned equipment rental subsidiary, together with our various other wholly-owned international subsidiaries that conduct our industrial, construction and material handling equipment rental business, (v) "cars" means cars and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles), (vi) "program cars" means cars purchased by car rental companies under repurchase or guaranteed depreciation programs with car manufacturers, (vii) "non-program cars" mean cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk and (viii) "equipment" means industrial, construction and material handling equipment.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained In this Annual Report and in reports we subsequently file with the SEC on Form 10-Q and file or furnish on Form 8-K, and in related comments by our management, include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K. Some important factors that could affect our actual results include among others those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under "Risk Factors" set forth in Item 1A of this Annual Report, and the following, which were derived in part from the risks set forth in Item 1A of this Annual Report:

  •
  overall strength and stability of general economic conditions, both in the United States and in global markets;

  •
  levels of travel demand, particularly with respect to airline passenger traffic in the United States and in global markets;

  •
  significant changes in the competitive environment, including as a result of industry consolidation, and the effect of competition in our markets, including on our pricing policies or use of incentives;

  •
  our ability to achieve cost savings and efficiencies and realize opportunities to increase productivity and profitability;

  •
  an increase in our fleet costs as a result of an increase in the cost of new vehicles and/or a decrease in the price at which we dispose of used vehicles either in the used vehicle market or under repurchase or guaranteed depreciation programs;

  •
  our ability to accurately estimate future levels of rental activity and adjust the size of our fleet accordingly;

  •
  our ability to maintain sufficient liquidity and the availability to us of additional or continued sources of financing for our revenue earning equipment and to refinance our existing indebtedness;

  •
  financial instability of insurance companies providing financial guarantees for our asset-backed securities;

  •
  safety recalls by the manufacturers of our vehicles and equipment;

  •
  a major disruption in our communication or centralized information networks;

  •
  financial instability of the manufacturers of our vehicles and equipment;

  •
  any impact on us from the actions of our licensees, dealers and independent contractors;

  •
  our ability to maintain profitability during adverse economic cycles and unfavorable external events (including war, terrorist acts, natural disasters and epidemic disease);

  •
  shortages of fuel and increases or volatility in fuel costs;

  •
  our ability to successfully integrate future acquisitions and complete future dispositions;

  •
  costs and risks associated with litigation;

  •
  risks related to our indebtedness, including our substantial amount of debt and our ability to incur substantially more debt;

  •
  our ability to meet the financial and other covenants contained in our senior credit facilities, our outstanding unsecured senior notes and certain asset-backed funding arrangements;

  •
  changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings;

  •
  changes in the existing, or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect our operations, the cost thereof or applicable tax rates;

  •
  the effect of tangible and intangible asset impairment charges;

  •
  the impact of our derivative instruments, which can be affected by fluctuations in interest rates;

  •
  our exposure to fluctuations in foreign exchange rates; and

  •
  other risks described from time to time in periodic and current reports that we file with the SEC.

You should not place undue reliance on forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

 PART I

ITEM 1.    BUSINESS

Our Company

We own what we believe is the largest worldwide airport general use car rental brand and one of the largest equipment rental businesses in the United States and Canada combined, both based on revenues. Our Hertz brand name is one of the most recognized in the world, signifying leadership in quality rental services and products. In our car rental business segment, we and our independent licensees and associates accept reservations for car rentals at approximately 8,100 locations in approximately 145 countries. We are the only car rental company that has an extensive network of company-operated rental locations both in the United States and in all major European markets. We maintain the leading airport car rental brand market share, by overall reported revenues, in the United States and at the 78 major airports in Europe where we have company-operated locations and data regarding car rental concessionaire activity is available. We believe that we also maintain the second largest market share, by revenues, in the off-airport car rental market in the United States. In our equipment rental business segment, we rent equipment through 322 branches in the United States, Canada, France, Spain and China, as well as through our international licensees. We and our predecessors have been in the car rental business since 1918 and in the equipment rental business since 1965. We have a diversified revenue base and a highly variable cost structure and are able to dynamically manage fleet capacity, the most significant determinant of our costs. Our revenues have grown at a compound annual growth rate of 5.2% over the last 20 years, with year-over-year growth in 16 of those 20 years.

The car and equipment rental industries are significantly influenced by general economic conditions. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic while the equipment rental segment is being impacted by the difficult economic and business environment as investment in commercial construction and the industrial markets slow. The United States and international markets are currently experiencing a significant decline in economic activities, including a tightening of credit markets, reduced airline passenger traffic, reduced consumer spending and volatile fuel prices. During 2008 and 2009, this resulted in a rapid decline in the volume of car rental and equipment rental transactions, soft industry pricing and lower residual values for the non-program cars that we sold. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.

Corporate History

Hertz Holdings was incorporated in Delaware in 2005 to serve as the top-level holding company for the consolidated Hertz business. Hertz was incorporated in Delaware in 1967. Hertz is a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Ford Motor Company, "Ford," acquired an ownership interest in Hertz in 1987. Prior to this, Hertz was a subsidiary of UAL Corporation (formerly Allegis Corporation), which acquired Hertz's outstanding capital stock from RCA Corporation in 1985.

The Acquisition

On December 21, 2005, investment funds associated with or designated by:

  •
  Clayton, Dubilier & Rice, Inc., or "CD&R,"

  •
  The Carlyle Group, or "Carlyle," and

  •
  Merrill Lynch Global Private Equity, or "MLGPE,"

ITEM 1.    BUSINESS (Continued)

or collectively, the "Sponsors," acquired all of Hertz's common stock from Ford Holdings LLC, or "Ford Holdings," for aggregate consideration of $4,379 million in cash, debt refinanced or assumed of $10,116 million and transaction fees and expenses of $447 million.

In January 2009, Bank of America Corporation, or "Bank of America," acquired Merrill Lynch & Co., Inc., the parent company of Merrill Lynch Global Private Equity, or "MLGPE." Accordingly, Bank of America is now an indirect beneficial owner of our common stock held by MLGPE and certain of its affiliates.

Common Stock Offerings

In November 2006, we completed our initial public offering of 88,235,000 shares of our common stock. In June 2007, the Sponsors completed a secondary public offering of 51,750,000 shares of their Hertz Holdings common stock. In January 2009, Bank of America Corporation, or "Bank of America," acquired Merrill Lynch & Co., Inc., the parent company of MLGPE. Accordingly, Bank of America is now an indirect beneficial owner of our common stock held by MLGPE and certain of its affiliates. In May and June 2009, we completed a follow-on public offering of 52,900,000 shares of our common stock at a price of $6.50 per share with proceeds before underwriting discounts and offering expenses of approximately $343.9 million, or the "Common Stock Public Offering."

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

We used the net proceeds from the Common Stock Public Offering, the Private Offering and the Convertible Debt Public Offering, collectively the "2009 Hertz Holdings Offerings," to increase our liquidity and for general corporate purposes, including the repayment of principal amounts with respect to debt under the fleet financing facilities of certain of our consolidated subsidiaries.

Our Markets

We operate in the global car rental industry and in the equipment rental industry.

Worldwide Car Rental

We believe that the global car rental industry exceeds $35 billion in annual revenues. According to Auto Rental News, car rental revenues in the United States are estimated to be approximately $21 billion and have declined in 2009 by 4.8%. We believe car rental revenues in Europe account for approximately $14 billion in annual revenues, with the airport portion of the industry comprising approximately 40% of the total. Within Europe, the largest markets are France, Germany, Italy, the United Kingdom and Spain. We believe total rental revenues for the car rental industry in Europe in 2009 were approximately $10 billion in nine countries—France, Germany, Italy, the United Kingdom, Spain, the Netherlands, Switzerland, Belgium and Luxembourg—where we have company-operated rental locations and approximately $2.4 billion in eight other countries—Greece, Ireland, Portugal, Sweden, Norway, Denmark, Austria and Finland—where our brand is present through our licensees.

ITEM 1.    BUSINESS (Continued)

We estimate that rentals by airline travelers at or near airports, or "airport rentals," accounted for approximately one-half of the total market in the United States in 2009. This portion of the market is significantly influenced by developments in the travel industry and particularly in airline passenger traffic, or "enplanements." We believe domestic enplanements decreased in 2009 by approximately 8.0% and are expected to increase by 2.0% in 2010. The International Air Transport Association, or "IATA," projected in December 2009 that annual global enplanements would increase 5.2% in 2010.

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

Worldwide Equipment Rental

We estimate the size of the U.S. equipment rental industry, which is highly fragmented with few national competitors and many regional and local operators, to be approximately $29 billion in annual revenues for 2009, but the part of the rental industry dealing with equipment of the type HERC rents is somewhat smaller than that. We believe that the industry grew at a 7.5% compound annual growth rate between 1991 and 2009. Other market data indicates that the equipment rental industries in France, Spain and China generate roughly $4 billion, less than $2 billion and approximately $1 billion in annual revenues, respectively, although the portions of those markets in which HERC competes are smaller.

The equipment rental industry serves a broad range of customers from small local contractors to large industrial national accounts and encompasses a wide range of rental equipment from small tools to heavy earthmoving equipment. We believe U.S. non-residential construction spending decreased at an annual rate of 30% in 2009 and is projected to decrease at an annual rate of 2% in 2010. We also believe that rental equipment accounted for approximately 40% of all equipment sold into the U.S. construction industry in 2008, up from approximately 5% to 10% in 1991. In addition, we believe that the trend toward rental instead of ownership of equipment in the U.S. construction industry will continue and that as much as 50% of the equipment used in the industry could be rental equipment by 2012.

Our Business Segments

Our business consists of two reportable segments, car rental and equipment rental. General corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities, such as third-party claim management services are included as "other reconciling items."

Car Rental: Our "company-operated" rental locations are those through which we, or an agent of ours, rent cars that we own or lease. We maintain a substantial network of company-operated car rental locations both in the United States and internationally, and what we believe to be the largest number of company-operated airport car rental locations in the world, enabling us to provide consistent quality and service worldwide. For the year ended December 31, 2009, we derived approximately 67% of our worldwide car rental revenues from airport locations. Our licensees and associates also operate rental locations in over 140 countries and jurisdictions, including most of the countries in which we have company-operated rental locations.

Equipment Rental: We believe, based on an article in Rental Equipment Register published in May 2009, that HERC is one of the largest equipment rental companies in the United States and Canada combined. HERC rents a broad range of earthmoving equipment, material handling equipment, aerial and electrical

ITEM 1.    BUSINESS (Continued)

equipment, air compressors, generators, pumps, small tools, compaction equipment and construction-related trucks. HERC also derives revenues from the sale of new equipment and consumables.

Set forth below are charts showing revenues by reportable segment, and revenues by geographic area, both for the year ended December 31, 2009 and revenue earning equipment at net book value as of December 31, 2009 (the majority of our international operations are in Europe).

Revenues by Segment for Year Ended December 31, 2009(1) $7.1 billion

Revenues by Geographic Area for Year Ended December 31, 2009 $7.1 billion	Revenue Earning Equipment at net book value as of December 31, 2009 $8.85 billion

(1)
Car rental segment revenue includes fees and certain cost reimbursements from licensees. See Note 9 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

For further information on our business segments, including financial information for the years ended December 31, 2009, 2008 and 2007, see Note 9 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

ITEM 1.    BUSINESS (Continued)

Worldwide Car Rental

Operations

We rent a wide variety of makes and models of cars. We generally accept reservations only for a class of vehicles, although we accept reservations for specific makes and models of vehicles in our Prestige Collection national-scale luxury rental program, our Hertz Fun Collection experiential rental program, our Green Collection environmentally friendly rental program and a limited number of models in high-volume, leisure-oriented destinations. We rent cars on an hourly (in select markets), daily, weekend, weekly, monthly or multi-month basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. Our rates vary at different locations depending on local market conditions and other competitive and cost factors. While cars are usually returned to the locations from which they are rented, we also allow one-way rentals from and to certain locations. In addition to car rentals and licensee fees, we generate revenues from reimbursements by customers of airport concession fees and vehicle licensing costs, fueling charges, and charges for ancillary customer products and services such as supplemental equipment (child seats and ski racks), loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, Hertz NeverLost navigation systems and satellite radio services.

The international car rental operations that generated the highest volumes of business from our company-operated locations for the year ended December 31, 2009 were, in descending order of revenues, those conducted in France, Germany, Italy, Australia, the United Kingdom, Spain and Canada. We also have company-operated rental locations in the Netherlands, Switzerland, Brazil, New Zealand, Puerto Rico, Belgium, Luxembourg, the Czech Republic, the Slovak Republic, China and the U.S. Virgin Islands.

As of December 31, 2009, we had approximately 2,065 staffed rental locations in the United States, of which approximately one-fourth were airport locations and three-fourths were off-airport locations, and we regularly rent cars from approximately 1,220 other locations that are not staffed. As of December 31, 2009, we had approximately 1,140 staffed rental locations internationally, of which approximately one-fifth were airport locations and four-fifths were off-airport locations, and we regularly rent cars from approximately 120 other locations that are not staffed. We believe that our extensive U.S. and international network of company-operated locations contributes to the consistency of our service, cost control, fleet utilization, yield management, competitive pricing and ability to offer one-way rentals.

In order to operate airport rental locations, we have obtained concessions or similar leasing, licensing or permitting agreements or arrangements, or "concessions," granting us the right to conduct a car rental business at all major, and many other, airports with regularly scheduled passenger service in each country where we have company-operated rental locations, except for airports where our licensees operate rental locations. Our concessions were obtained from the airports' operators, which are typically governmental bodies or authorities, following either negotiation or bidding for the right to operate a car rental business there. The terms of an airport concession typically require us to pay the airport's operator concession fees based upon a specified percentage of the revenues we generate at the airport, subject to a minimum annual guarantee. Under most concessions, we must also pay fixed rent for terminal counters or other leased properties and facilities. Most concessions are for a fixed length of time, while others create operating rights and payment obligations that are terminable at any time.

The terms of our concessions typically do not forbid, and in a few instances actually require, us to seek reimbursement from customers of concession fees we pay; however, in certain jurisdictions the law limits or forbids our doing so. Where we are required or permitted to seek such reimbursement, it is our general practice to do so. The number of car rental concessions available at airports varies considerably,

ITEM 1.    BUSINESS (Continued)

but, except at small, regional airports, it is rarely less than four. At Orlando International Airport, where we do not have a car rental concession, we operate an airport rental location at a facility located near the airport's premises and pick up and drop off our customers at the airport under a permit from the airport's operator. Certain of our concession agreements require the consent of the airport's operator in connection with material changes in our ownership. See "Item 1A—Risk Factors—Risks Related to Our Business—If we experience a change in ownership of a material percentage of our equity without obtaining certain approvals, our results of operations and financial condition could be materially adversely affected."

The Hertz brand is one of the most recognized brands in the world. Our customer surveys, in the United States, indicate that Hertz is the car rental brand most associated with the highest quality service. This is consistent with numerous published best-in class car rental awards that we have won, both in the United States and internationally, over many years. We have sought to support our reputation for quality and customer service in car rental through a variety of innovative service offerings, such as our customer loyalty program (Hertz #1 Club), our global expedited rental program (Hertz #1 Club Gold), our one-way rental program (Rent-it-Here/Leave-it-There), our national-scale luxury rental program (Prestige Collection), our national-scale experiential rental program (Hertz Fun Collection), our environmentally friendly rental program (Green Collection) and our in-car navigational services (Hertz NeverLost). We intend to maintain our position as a premier company through an intense focus on service, quality and product innovation.

In late 2008, we introduced Connect by Hertz, a new global car-sharing service utilizing Eileo technology (discussed below), which rents cars by the hour at more than two dozen locations in the U.S., Canada and Europe. Connect by Hertz allows customers to sign up for the service and start renting cars by the hour. Customers pay an annual or monthly membership fee, pick up cars in locations scattered around a city, at a university or a corporate campus without checking in at a Hertz rental office, and then pay an hourly car-rental fee.

In April 2009, we completed the acquisition of certain assets of Advantage Rent A Car, or "Advantage." Advantage is a popular brand for price-oriented customers at key U.S. leisure travel destinations. The purchase agreement provided us with the rights to purchase certain rights, trademarks and copyrights to use the Advantage brand name, website and phone numbers. In addition, the agreement provides us with the option to have assigned to us certain leases, fixed assets, airport concession agreements and other agreements associated with approximately 20 locations that Advantage is or previously was operating. As of December 31, 2009, we had 24 corporate Advantage brand rental locations in the United States.

In April 2009, we completed the acquisition of Eileo, S.A.S., or "Eileo," a Paris, France-based developer of car sharing technology. As discussed above, Eileo's end-to-end solutions are utilized by Connect by Hertz.

During 2009, we launched Rent2Buy, a new way to buy a used rental car which operates in select states, including California and Hawaii. Customers have an opportunity for a three-day test rental of a competitively priced car from our rental fleet. If the customer purchases the car, he or she is credited with up to three days of rental charges, and the purchase transaction is completed through the internet and by mail in those states where permitted.

In the United States, the Hertz brand had the highest market share, by revenues, in 2008 and in the first nine months of 2009 at the approximately 190 largest airports where we operate. Out of the approximately 170 major European airports at which we have company-operated rental locations, data regarding car rental concessionaire activity for the year ended December 31, 2009 was available at 78 of

ITEM 1.    BUSINESS (Continued)

these airports. Based upon this data, we believe that we were the largest airport car rental company, measured by aggregate airport rental revenues during that period, at those 78 airports taken together. In the United States, we intend to maintain or expand our market share in the airport rental business. For a further description of our competitors, market share and competitive position see "—Competition" below.

At our major airport rental locations, as well as at some smaller airport and off-airport locations, customers participating in our Hertz #1 Club Gold program are able to rent vehicles in an expedited manner. In the United States, participants in our Hertz #1 Club Gold program often bypass the rental counter entirely and proceed directly to their vehicles upon arrival at our facility. For the year ended December 31, 2009, rentals by Hertz #1 Club Gold members accounted for approximately 37% of our worldwide rental transactions. We believe the Hertz #1 Club Gold program provides a significant competitive advantage to us, particularly among frequent travelers, and we have, through travel industry relationships, targeted such travelers for participation in the program.

In addition to our airport locations, we operate off-airport locations offering car rental services to a variety of customers. Our off-airport rental customers include people wishing to rent cars closer to home for business or leisure purposes, as well as those needing to travel to or from airports. Our off-airport customers also include people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies following accidents in which their cars were damaged, those expecting to lease cars that are not yet available from their leasing companies and those needing cars while their vehicle is being repaired or is temporarily unavailable for other reasons; we call these customers "replacement renters." At many of our off-airport locations we will provide pick-up and delivery services in connection with rentals.

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

ITEM 1.    BUSINESS (Continued)

In the three years ended December 31, 2009, we increased the number of our off-airport rental locations in the United States by approximately 7% to approximately 1,700 locations. In the future, our strategy will include selected openings of new off-airport locations, the disciplined evaluation of existing locations and pursuit of same-store sales growth. We anticipate that same-store sales growth will be driven by our traditional leisure and business traveler customers and by increasing penetration of the insurance replacement market, of which we currently have a low market share. In the United States during the year ended December 31, 2009, approximately one-third of our rental revenues at off-airport locations were related to replacement rentals. We believe that if we successfully pursue our strategy of profitable off-airport growth, the proportion of replacement rental revenues will increase. As we move forward, our determination of whether to continue to expand our U.S. off-airport network will be based upon a combination of factors, including the concentration of target insurance company policyholders, car dealerships, auto body shops and other clusters of retail, commercial activity and potential profitability. We also intend to increase the number of our staffed off-airport rental locations internationally based on similar criteria.

Our worldwide car rental segment generated $5,979.0 million in revenues and $190.1 million in income before income taxes and noncontrolling interest during the year ended December 31, 2009.

Customers and Business Mix

We categorize our car rental business based on two primary criteria—the purpose for which customers rent from us (business or leisure) and the type of location from which they rent (airport or off-airport). The table below sets forth, for the year ended December 31, 2009, the percentages of rental revenues and rental transactions in our U.S. and international operations derived from business and leisure rentals and from airport and off-airport rentals.

	Year ended December 31, 2009
	U.S.		International
	Revenues	Transactions	Revenues	Transactions
Type of Car Rental
By Customer:
Business	43%	48%	50%	52%
Leisure	57	52	50	48

	100%	100%	100%	100%

By Location:
Airport	73%	75%	54%	57%
Off-airport	27	25	46	43

	100%	100%	100%	100%

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

Off-airport rentals typically involve people wishing to rent cars closer to home for business or leisure purposes, as well as those needing to travel to or from airports. This category also includes people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies because their cars have been damaged. In order to attract these renters, we must establish agreements with the referring insurers establishing the relevant rental terms, including the arrangements made for billing and payment. While we estimate our share of the insurance replacement rental market was approximately 9% of the estimated insurance rental revenue volume for the year ended December 31, 2009, we have identified 209 insurance companies, ranging from local or regional carriers to large, national companies, as our target insurance replacement market. As of December 31, 2009, we were a preferred or recognized supplier of 193 of these 209 insurance companies. Although Enterprise Rent-A-Car Company, or "Enterprise," currently has the largest share of the insurance replacement market, we believe that many of these companies are receptive to our replacement rental offerings and prefer to have at least two national rental car suppliers.

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

With rare exceptions, individuals renting cars from us are personally obligated to pay all amounts due under their rental agreements. They typically pay us with a charge, credit or debit card issued by a third party, although certain customers use a Hertz charge account that we have established for them, usually

ITEM 1.    BUSINESS (Continued)

as part of an agreement between us and their employer. For the year ended December 31, 2009, all amounts charged to Hertz charge accounts established in the United States and by our international subsidiaries, were billed directly to a company or other organization or were guaranteed by a company. We also issue rental vouchers and certificates that may be used to pay rental charges, mostly for prepaid and tour-related rentals. In addition, where the law requires us to do so, we rent cars on a cash basis. For the year ended December 31, 2009, no customer accounted for more than 2.0% of our car rental revenues.

In the United States for the year ended December 31, 2009, 83% of our car rental revenues came from customers who paid us with third-party charge, credit or debit cards, while 8% came from customers using Hertz charge accounts, 8% came from customers using rental vouchers or another method of payment and 1% came from cash transactions. In our international operations for the year ended December 31, 2009, 52% of our car rental revenues came from customers who paid us with third-party charge, credit or debit cards, while 27% came from customers using Hertz charge accounts, 20% came from customers using rental vouchers or another method of payment and 1% came from cash transactions. For the year ended December 31, 2009, bad debt expense represented 0.2% of car rental revenues for our U.S. operations and 0.3% of car rental revenues for our international operations.

Reservations

When customers reserve cars for rental from us and our licensees, they may seek to do so through travel agents or third-party travel websites. In many of those cases, the travel agent or website will utilize a third-party operated computerized reservation system, also known as a global distribution system, or "GDS," to contact us and make the reservation.

In major countries, including the United States and all other countries with company-operated locations, customers may also reserve cars for rental from us and our licensees worldwide through local, national or toll-free telephone calls to our reservations center, directly through our rental locations or, in the case of replacement rentals, through proprietary automated systems serving the insurance industry. Additionally, we accept reservations for rentals from us and our licensees worldwide through our websites.

For the year ended December 31, 2009, approximately 31% of the worldwide reservations we accepted came through travel agents using GDSs, while 23% came through phone calls to our reservations center, 31% through our websites, 10% through third-party websites and 5% through local booking sources.

Fleet

We believe we are one of the largest private sector purchasers of new cars in the world. During the year ended December 31, 2009, we operated a peak rental fleet in the United States of approximately 288,400 cars and a combined peak rental fleet in our international operations of approximately 155,700 cars, in each case exclusive of our licensees' fleet. During the year ended December 31, 2009, our approximate average holding period for a rental car was fifteen months in the United States and twelve months in our international operations.

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

ITEM 1.    BUSINESS (Continued)

Over the five years ended December 31, 2009, we have acquired approximately 59% of our cars as program cars. Program cars as a percentage of all cars purchased by our U.S. operations, decreased from 55% for the year ended December 31, 2008 to 49% for the year ended December 31, 2009. Program cars as a percentage of all cars purchased by our international operations increased from 59% for the year ended December 31, 2008 to 61% for the year ended December 31, 2009. Taking our U.S. operations and international operations together, program cars as a percentage of all cars purchased decreased from 57% for the year ended December 31, 2008 to 53% for the year ended December 31, 2009. Under these programs, the manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during established repurchase or auction periods, subject to, among other things, certain car condition, mileage and holding period requirements. Repurchase prices under repurchase programs are based on either a predetermined percentage of original car cost and the month in which the car is returned or the original capitalized cost less a set daily depreciation amount. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the cars covered by the programs upon sale according to certain parameters which include the holding period, mileage and condition of the cars. These repurchase and guaranteed depreciation programs limit our residual risk with respect to cars purchased under the programs and allow us to determine depreciation expense in advance, however, typically the acquisition cost is higher for these program cars.

Over the five years ended December 31, 2009, approximately 31% of the cars acquired by us for our U.S. car rental fleet, and approximately 27% of the cars acquired by us for our international fleet, were manufactured by Ford and its subsidiaries. During the year ended December 31, 2009, approximately 12% of the cars acquired by us domestically were manufactured by Ford and its subsidiaries and approximately 24% of the cars acquired by us for our international fleet were manufactured by Ford and its subsidiaries. The percentage of the fleet which we purchase from Ford has declined during the past five years as we try to further diversify our fleet to meet customer demands and minimize overall costs. Historically, we have also purchased a significant percentage of our car rental fleet from General Motors Corporation and its successor, General Motors Company, together "General Motors." Over the five years ended December 31, 2009, approximately 21% of the cars acquired by us for our U.S. car rental fleet, and approximately 14% of the cars acquired by us for our international fleet, were manufactured by General Motors. During the year ended December 31, 2009, approximately 17% of the cars acquired by our U.S. car rental fleet, and approximately 11% of the cars acquired by us for our international fleet, were manufactured by General Motors. We have also increased the percentage of our car rental fleet purchased from Toyota Motor Corporation, or "Toyota." Over the five years ended December 31, 2009, approximately 16% of the cars acquired by us for our U.S. car rental fleet, and approximately 7% of the cars acquired by us for our international fleet, were manufactured by Toyota. During the year ended December 31, 2009, approximately 27% of the cars acquired by our U.S. car rental fleet, and approximately 8% of the cars acquired by us for our international fleet, were manufactured by Toyota. In early 2010, Toyota announced recalls. Approximately 13% of our total U.S. car rental fleet was affected by the largest of the recalls. This situation is now completely resolved. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview," included in this Annual Report.

In the past several years, Ford and General Motors, which are significant suppliers of cars to us on both a program and non-program basis, have experienced deterioration in their operating results and significant declines in their credit ratings. General Motors has required significant government assistance to continue their operations. See "Item 1A—Risk Factors—Risks Related to Our Business—If we are unable to purchase adequate supplies of competitively priced cars or equipment and the cost of

ITEM 1.    BUSINESS (Continued)

the cars or equipment we purchase increases, our financial condition and results of operations may be materially adversely affected."

Purchases of cars are financed through cash from operations and by active and ongoing global borrowing programs. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

We maintain automobile maintenance centers at certain airports and in certain urban and off-airport areas, which provide maintenance facilities for our car rental fleet. Many of these facilities, which include sophisticated car diagnostic and repair equipment, are accepted by automobile manufacturers as eligible to perform and receive reimbursement for warranty work. Collision damage and major repairs are generally performed by independent contractors.

We dispose of non-program cars, as well as program cars that become ineligible for manufacturer repurchase or guaranteed depreciation programs, through a variety of disposition channels, including auctions, brokered sales, sales to wholesalers and dealers and, to a lesser extent and primarily in the United States, sales at retail through a network of ten company-operated car sales locations dedicated exclusively to the sale of used cars from our rental fleet. During the year ended December 31, 2009, of the cars that were not repurchased by manufacturers, we sold approximately 88% at auction or on a wholesale basis, while approximately 7% were sold at retail and approximately 5% through other channels.

Licensees

We believe that our extensive worldwide ownership of car rental operations contributes to the consistency of our high-quality service, cost control, fleet utilization, yield management, competitive pricing and our ability to offer one-way rentals. However, in certain U.S. and international markets, we have found it more efficient to utilize independent licensees, which rent cars that they own. Our licensees operate locations in over 140 countries, including most of the countries where we have company-operated locations. See "Item 1A—Risk Factors—Risks Related to Our Business—Maintaining favorable brand recognition is essential to our success, and failure to do so could materially and adversely affect our results of operations."

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

ITEM 1.    BUSINESS (Continued)

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

During the year ended December 31, 2009, we added 32 locations by acquiring former licensees of our domestic and international car rental operations. These acquisitions give us greater control over our growth both in the United States and internationally and an expanded array of services across the Hertz network. See Note 2 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." In the future we may increase the number of our locations that are operated by our licensees.

Competition

In the United States, our principal car rental industry competitors are Avis Budget Group, Inc., or "ABG," which currently operates the Avis and Budget brands, Enterprise, which operates the National Car Rental, Alamo and Enterprise brands, and Dollar Thrifty Automotive Group, Inc., or "DTG," which operates the Dollar and Thrifty brands.

The following table lists our estimated market share, and the estimated market shares of our principal competitors and their licensees, at the approximately 190 largest U.S. airports at which we have company-operated locations, determined on the basis of revenues reported to the airports' operators on which concession or off-airport permit fees are determined for the indicated periods. Complete market share data is not available for any date later than for the nine months ended September 30, 2009.

	Nine Months Ended September 30, 2009	Years ended December 31,
		2008	2007	2006	2005	2004	2003
Brand Name
Hertz(1)	25.7%	27.4%	27.9%	28.5%	29.2%	29.6%	29.0%
Avis	18.5	19.6	19.8	19.8	20.2	20.2	21.2
Budget	10.4	10.4	10.2	10.3	10.5	10.2	10.4

ABG Brands	28.9	30.0	30.0	30.1	30.7	30.4	31.6
National/Alamo(2)	21.2	20.1	19.8	19.7	19.4	19.8	20.8
Enterprise	10.2	9.1	8.5	7.7	7.0	6.0	5.0

Enterprise Brands	31.4	29.2	28.3	27.4	26.4	25.8	25.8
Dollar	7.1	6.9	7.1	7.1	7.1	7.7	7.4
Thrifty	4.9	4.4	4.3	4.4	4.3	4.5	4.4

DTG Brands	12.0	11.3	11.4	11.5	11.4	12.2	11.8
Other	2.0	2.1	2.4	2.5	2.3	2.0	1.8

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
For nine months ended September 30, 2009, includes 0.4% for Advantage.

(2)
National and Alamo were purchased by Enterprise in August 2007.

ITEM 1.    BUSINESS (Continued)

The U.S. off-airport rental market has historically been dominated by Enterprise. We now have a more significant presence in the off-airport market and ABG's brands also are present. We believe that we maintain the second largest market share, by revenues, in the off-airport car rental market in the United States. In the three years ended December 31, 2009, we increased the number of our off-airport rental locations in the United States by approximately 7% to approximately 1,700 locations. Revenues from our U.S. off-airport operations represented $954.0 million, $975.9 million and $963.8 million of our total car rental revenues in the years ended December 31, 2009, 2008 and 2007, respectively. Many smaller companies also operate in the airport and off-airport rental markets.

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

Competition among car rental industry participants is intense and is primarily based on price, vehicle availability, service, reliability, distribution locations and product innovation. We believe, however, that the prominence and service reputation of the Hertz brand and our extensive worldwide ownership of car rental operations provide us with a competitive advantage. For the year ended December 31, 2009, based on publicly available information, we believe some U.S. car rental companies experienced declines in transaction days and varying rental rate revenue per transaction day, or "RPD," compared to the year ended December 31, 2008. For the year ended December 31, 2009, in the United States, we experienced a 7.1% decrease in transaction days and a 1.6% decrease in RPD versus 2008. During the year ended December 31, 2009, in our European operations, we experienced a low double digit decrease in transaction days and a low single digit decrease in RPD versus 2008.

ITEM 1.    BUSINESS (Continued)

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

As of December 31, 2007, 2008 and 2009, HERC had branches in the following countries:

	Total	U.S.	Canada	France	Spain	China
January 1, 2007	362	242	33	79	8	—
Net increase (decrease)	14	6	1	5	2	—
Additions relating to acquisitions	—	—	—	—	—	—

December 31, 2007	376	248	34	84	10	—
Net increase (decrease)	(34)	(27)	2	(4)	(6)	1
Additions relating to acquisitions	3	1	—	—	2	—

December 31, 2008	345	222	36	80	6	1
Net increase (decrease)	(24)	(8)	(1)	(14)	(3)	2
Additions relating to acquisitions	1	—	—	—	1	—

December 31, 2009	322	214	35	66	4	3

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

During the year ended December 31, 2009, we added one location related to an external acquisition done within our international equipment rental operations. These acquisitions give us greater control over our growth both in the United States and internationally and an expanded array of services across the Hertz network. See Note 2 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

ITEM 1.    BUSINESS (Continued)

Starting in 2004, HERC began to broaden its equipment line in the United States and Canada to include more equipment with an acquisition cost of under $10,000 per unit, ranging from air compressors and generators to small tools and accessories, in order to supply customers who are local contractors with a greater proportion of their overall equipment rental needs. As of December 31, 2009, these activities, referred to as "general rental activities," were conducted at approximately one-third of HERC's U.S. and Canadian rental locations. Before it begins to conduct general rental activities at a location, HERC typically renovates the location to make it more appealing to walk-in customers and adds staff and equipment in anticipation of subsequent demand.

Our worldwide equipment rental segment generated $1,110.9 million in revenues and $20.7 million in loss before income taxes and noncontrolling interest during the year ended December 31, 2009.

Customers

HERC's customers consist predominantly of commercial accounts and represent a wide variety of industries, such as construction, petrochemical, automobile manufacturing, railroad, power generation and shipbuilding. Serving a number of different industries enables HERC to reduce its dependence on a single or limited number of customers in the same business and somewhat reduces the seasonality of HERC's revenues and its dependence on construction cycles. HERC primarily targets customers in medium to large metropolitan markets. For the year ended December 31, 2009, no customer of HERC accounted for more than 2.0% of HERC's rental revenues. Of HERC's combined U.S. and Canadian rental revenues for the year ended December 31, 2009, approximately 40% were derived from customers operating in the construction industry (the majority of which were in the non-residential sector), while the remaining revenues were derived from rentals to industrial, governmental and other types of customers.

Unlike in our car rental business, where we enter into rental agreements with the end-user who will operate the cars being rented, HERC ordinarily enters into a rental agreement with the legal entity—typically a company, governmental body or other organization—seeking to rent HERC's equipment. Moreover, unlike in our car rental business, where our cars are normally picked up and dropped off by customers at our rental locations, HERC delivers much of its rental equipment to its customers' job sites and retrieves the equipment from the job sites when the rentals conclude. Finally, unlike in our car rental business, HERC extends credit terms to many of its customers to pay for rentals. Thus, for the year ended December 31, 2009, 95% of HERC's revenues came from customers who were invoiced by HERC for rental charges, while 4% came from customers paying with third-party charge, credit or debit cards and 1% came from customers who paid with cash or used another method of payment. For the year ended December 31, 2009, bad debt expense represented 1.1% of HERC's revenues.

Fleet

HERC acquires its equipment from a variety of manufacturers. The equipment is typically new at the time of acquisition and is not subject to any repurchase program. The per-unit acquisition cost of units of rental equipment in HERC's fleet varies from over $200,000 to under $100. As of December 31, 2009, the average per-unit acquisition cost (excluding small equipment purchased for less than $5,000 per unit) for HERC's fleet in the United States was approximately $36,000. As of December 31, 2009, the average age of HERC's rental fleet in the United States was 46 months. We believe that this fleet is one of the youngest fleets in the industry. As of December 31, 2009, the average age of HERC's international rental fleet was 44 months in Canada, 41 months in France, 22 months in Spain and 10 months in China, which we believe is roughly comparable to the average ages of the fleets of HERC's principal competitors in those countries.

ITEM 1.    BUSINESS (Continued)

HERC disposes of its used equipment through a variety of channels, including private sales to customers and other third parties, sales to wholesalers, brokered sales and auctions.

Licensees

HERC licenses the Hertz name to equipment rental businesses in seven countries in Europe and Africa. The terms of those licenses are broadly similar to those we grant to our international car rental licensees.

Competition

HERC's competitors in the equipment rental industry range from other large national companies to small regional and local businesses. In each of the five countries where HERC operates, the equipment rental industry is highly fragmented, with large numbers of companies operating on a regional or local scale. The number of industry participants operating on a national scale is, however, much smaller. Other than in Spain and China, HERC is one of the principal national-scale industry participants in the countries where it operates. HERC's operations in the United States represented approximately 67% of our worldwide equipment rental revenues during the year ended December 31, 2009. In the United States and Canada, the other top national-scale industry participants are United Rentals, Inc., or "URI," RSC Equipment Rental, Inc., or "RSC," and Sunbelt Rentals. A number of individual Caterpillar dealers also participate in the equipment rental market in the United States, Canada, France and Spain. In France, the other principal national-scale industry participants are Loxam, Kiloutou and Laho.

Competition in the equipment rental industry is intense, and it often takes the form of price competition. HERC's competitors, some of which may have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that HERC matches downward competitor pricing without reducing our operating costs, it could have an adverse impact on our results of operations. For the years ended December 31, 2007, 2008 and 2009, based on publicly available information, we believe the U.S. equipment rental industry experienced downward pricing. HERC experienced higher equipment rental volumes and pricing worldwide for the year ended December 31, 2007, with pricing increases attributable to higher price activity in Canada and Europe offsetting lower price activity in the U.S. HERC experienced lower equipment rental volumes and pricing worldwide for the years ended December 31, 2008 and 2009. We believe that HERC's competitive success has been primarily the product of its more than 40 years of experience in the equipment rental industry, its systems and procedures for monitoring, controlling and developing its branch network, its capacity to maintain a comprehensive rental fleet, the quality of its sales force and its established national accounts program.

Other Operations

Our wholly-owned subsidiary, Hertz Claim Management Corporation, or "HCM," provides claim administration services to us and, to a lesser extent, to third parties. These services include investigating, evaluating, negotiating and disposing of a wide variety of claims, including third-party, first-party, bodily injury, property damage, general liability and product liability, but not the underwriting of risks. HCM conducts business at five regional offices in the United States. Separate subsidiaries of ours conduct similar operations in seven countries in Europe.

Seasonality

Generally, car rental and equipment rental are seasonal businesses, with decreased levels of business in the winter months and heightened activity during spring and summer. To accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, fleet and staff are decreased accordingly. However, certain operating

ITEM 1.    BUSINESS (Continued)

expenses, including minimum concession fees, real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and cannot be adjusted for seasonal demand. See "Item 1A—Risk Factors—Risks Related to Our Business—Our business is highly seasonal and any occurrence that disrupts rental activity during our peak periods could constrain our liquidity and adversely affect our results of operations." The following tables set forth this seasonal effect by providing quarterly revenues and income (loss) before income taxes for each of the quarters in the year ended December 31, 2009.

Employees

As of December 31, 2009, we employed approximately 23,050 persons, consisting of 15,680 persons in our U.S. operations and 7,370 persons in our international operations. International employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Labor contracts covering the terms of employment of approximately 5,900 employees in the United States (including those in the U.S. territories) are presently in effect under 140 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. Labor contracts covering approximately 2,170 of these employees will expire during 2010. We have had no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good. Nonetheless, we may be unable to negotiate new labor contracts on terms advantageous to us, or without labor interruptions.

In addition to the employees referred to above, we employ a substantial number of temporary workers, and engage outside services, as is customary in the industry, principally for the non-revenue movement of rental cars and equipment between rental locations and the movement of rental equipment to and from customers' job sites.

ITEM 1.    BUSINESS (Continued)

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

In many cases we self-insure our risks or insure risks through wholly-owned insurance subsidiaries. We mitigate our exposure to large liability losses by maintaining excess insurance coverage, subject to deductibles and caps, through unaffiliated carriers. For our international operations outside of Europe, we maintain some liability insurance coverage with unaffiliated carriers. We also maintain property insurance through our captive insurer, Probus Insurance Company Europe Limited, or "Probus" (with the risk reinsured with unaffiliated insurance carriers) in Europe, subject to deductibles.

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

For our car and equipment rental operations in Europe, we have established two wholly-owned insurance subsidiaries, Probus, a direct writer of insurance domiciled in Ireland, and Hertz International RE Limited, or "HIRE," a reinsurer organized in Ireland. In European countries with company-operated locations, we have purchased from Probus the vehicle liability insurance required by law, and Probus reinsured the risks under such insurance with HIRE through December 31, 2006. Effective January 1, 2007, reinsurance is provided by another subsidiary of ours, HIRE Bermuda Limited. Thus, as with our domestic operations, we bear economic responsibility for vehicle liability in our European car and equipment rental operations, except to the extent that we transfer such liability to others through insurance or contractual arrangements. For our international operations outside of Europe, we maintain some form of vehicle liability insurance coverage with unaffiliated carriers. The nature of such coverage, and our economic responsibility for covered losses, varies considerably. In all cases, though, we believe the amounts and nature of the coverage we obtain is adequate in light of the respective potential hazards.

ITEM 1.    BUSINESS (Continued)

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

To mitigate this exposure, we maintain excess insurance coverage with unaffiliated insurance carriers against such losses up to $10 million per occurrence in the United States and Europe and capped at an aggregate of $200 million for policy period ended December 21, 2009. In the past this cap has ranged from $100 million to $235 million for policy periods between December 2004 through December 2007. For our international car rental operations outside of Europe, we also maintain liability insurance coverage with unaffiliated carriers in such amounts as we deem adequate in light of the respective potential hazards, where such insurance is obtainable on commercially reasonable terms.

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

Our offering of LIS and PAI/PEC coverage in our domestic car rental operations is conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance producers. In our international car rental operations, our offering of PAI/PEC coverage historically has not been regulated; however, in the countries of the European Union, the regulatory environment for insurance

ITEM 1.    BUSINESS (Continued)

intermediaries is evolving, and we cannot assure you that we will be able to continue offering PAI/PEC coverage without substantial changes in its offering process or in the terms of the coverage or that such changes, if required, would not render uneconomic our continued offering of the coverage. Due to a change in law in Australia, we have discontinued the sale of insurance products there.

Provisions on our books for self-insured vehicle liability losses are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2009, this liability was estimated at $277.8 million for our combined domestic and international operations.

Damage to Our Property

We bear the risk of damage to our property, unless such risk is transferred through insurance or contractual arrangements.

To mitigate our risk of large, single-site property damage losses globally, we maintain property insurance with unaffiliated insurance carriers in such amounts as we deem adequate in light of the respective hazards, where such insurance is available on commercially reasonable terms.

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

Other Risks

To manage other risks associated with our businesses, or to comply with applicable law, we purchase other types of insurance carried by business organizations, such as worker's compensation and employer's liability, commercial crime and fidelity, performance bonds and directors' and officers' liability insurance from unaffiliated insurance companies in amounts deemed by us to be adequate in light of the respective hazards, where such coverage is obtainable on commercially reasonable terms.

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

ITEM 1.    BUSINESS (Continued)

are met by the manufacturer, except in the case of occasional equipment failure requiring repair by us. Measures are taken at certain locations in states that require the installation of Stage II Vapor Recovery equipment to reduce the loss of vapor during the fueling process.

We utilize tanks worldwide, approximately 540 of which, at December 31, 2009, are underground and approximately 1,880 of which are aboveground, to store petroleum products, and we believe our tanks are maintained in material compliance with environmental regulations, including federal and state financial responsibility requirements for corrective action and third-party claims due to releases. Our compliance program for our tanks is intended to ensure that (i) the tanks are properly registered with the state or other jurisdiction in which the tanks are located and (ii) the tanks have been either replaced or upgraded to meet applicable leak detection and spill, overfill and corrosion protection requirements.

We are also incurring and providing for expenses for the investigation and cleanup of contamination from the discharge of petroleum substances at, or emanating from, currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our consolidated financial statements. As of December 31, 2009 and 2008, the aggregate amounts accrued for environmental liabilities reflected in our consolidated balance sheet in "Other accrued liabilities" were $2.0 million and $2.2 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including ongoing maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the nature of the contamination, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

ITEM 1.    BUSINESS (Continued)

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

Changes in Regulation

Changes in government regulation of our businesses have the potential to materially alter our business practices, or our profitability. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have not just prospective but also retroactive effect; this is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have either more or less impact on us than on our competitors, depending on the circumstances. Several U.S. State Attorneys General have taken the position that car rental companies either may not pass through to customers, by means of separate charges, expenses such as vehicle licensing and concession fees or may do so only in certain limited circumstances. Recent or potential changes in law or regulation that affect us relate to insurance intermediaries, customer privacy and data security and rate regulation, each as described under "Item 1A—Risk Factors—Risks Related to Our Business—Changes in the U.S. and foreign legal and regulatory environment that affect our operations, including laws and regulations relating to the insurance products we sell, consumer privacy, data security, employment matters, taxes, automobile-related liability and insurance rates, could disrupt our business, increase our expenses or otherwise have an adverse impact on our results of operations."

In addition, our operations, as well as those of our competitors, also could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. We are not aware of any current proposal to impose such a regime in the United States or internationally. Such a regime

ITEM 1.    BUSINESS (Continued)

could, however, be quickly imposed if there were a serious disruption in supply for any reason, including an act of war, terrorist incident or other problem affecting petroleum supply, refining, distribution or pricing.

Relationship with Ford

Prior to the Acquisition, Ford, through its wholly-owned subsidiary Ford Holdings, was Hertz's only stockholder. As a result of the Acquisition, Hertz Holdings indirectly owned all of Hertz's outstanding common stock. Based upon this ownership, we historically had an extensive relationship with Ford, however since the Sponsors acquired us, our relationships with Ford have steadily decreased, and we no longer deem any of our current relationships with Ford to be material.

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

Available Information

We file annual, quarterly and current reports and other information with the United States Securities and Exchange Commission, or the "SEC." You may read and copy any documents that we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 to obtain further information about the public reference room. In addition, the SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information about issuers that file electronically with the SEC, including Hertz Holdings. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) indirectly through our Internet website (www.hertz.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

 ITEM 1A.    RISK FACTORS

In addition to the other information included in this Form 10-K, you should carefully consider each of the following risks and uncertainties. We believe that the following information identifies the material risks and uncertainties affecting our company, but it is possible that other risks and uncertainties might significantly impact us. Risks that we are not aware of could arise, and issues that we now view as minor could become more important. Any of those risks and uncertainties may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Business

The car and equipment rental industry is significantly affected by general economic conditions, and any further decreases in general economic activity could materially and adversely affect our financial condition and results of operations.

Our results of operations are affected by many economic factors, including the level of economic activity in the markets in which we operate. Over the past 18 months, the United States and international markets have experienced a significant decline in economic activity that has affected the car rental market, including a tightening of the credit markets, reduced business and leisure travel, reduced consumer spending and volatile fuel prices. In the equipment rental business, the decline in economic activity has resulted in a decline in activity in construction and other businesses in which our equipment rental customers operate. Accordingly, the car and equipment rental industries have both experienced unprecedented declines in volume and demand. See "Item 1—Business—Worldwide Car Rental—Fleet" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" in this Annual Report. If economic conditions in the United States and worldwide worsen or do not improve, our financial condition and results of operations could be materially and adversely impacted in 2010 and beyond.

Our car rental business, which provides the majority of our revenues, is particularly sensitive to reductions in the levels of airline passenger travel, and any further reduction in air travel could materially adversely impact our financial condition and results of operations.

The car rental industry is particularly affected by reductions in business and leisure travel, especially with respect to levels of airline passenger traffic. Approximately 84% of our worldwide revenues during 2009 were provided by our car rental segment, and we estimate that approximately 67% of these car rental revenues were generated at our airport rental locations. Further reductions in levels of air travel, whether caused by general economic conditions, airfare increases (e.g., due to capacity reductions or increases in fuel costs borne by commercial airlines) or other events such as work stoppages, military conflicts, terrorist incidents, natural disasters, epidemic diseases, or the response of governments to any of these events, could materially and adversely affect us.

We face intense competition that may lead to downward pricing, or an inability to increase prices.

The markets in which we operate are highly competitive. See "Item 1—Business—Worldwide Car Rental—Competition" and "Item 1—Business—Worldwide Equipment Rental—Competition." We believe that price is one of the primary competitive factors in the car and equipment rental markets and that the Internet has increased pricing transparency among car rental companies by enabling cost-conscious customers, including business travelers, to more easily obtain the lowest rates available from car rental companies for any given trip. If we try to increase our pricing, our competitors, some of whom may have greater resources and better access to capital than us, may seek to compete aggressively on the basis of pricing. In addition, our competitors may reduce prices in order to attempt to gain a competitive advantage or to compensate for declines in rental activity associated with reductions

ITEM 1A.    RISK FACTORS (Continued)

in economic activity. To the extent we do not match or remain within a reasonable competitive margin of our competitors' pricing, or if competitive pressures lead us to match any of our competitors' downward pricing and we are not able to reduce our operating costs, our margins and results of operations could be materially and adversely impacted.

Our business is highly seasonal and any occurrence that disrupts rental activity during our peak periods could constrain our liquidity and adversely affect our results of operations.

Certain significant components of our expenses are fixed in the short-run, including minimum concession fees, real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs. Seasonal changes in our revenues do not alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher and lower profitability in periods when our revenues are lower. The second and third quarters of the year have historically been our strongest quarters in both our car and equipment rental segments due to their increased levels of leisure travel and construction activity. Any occurrence that disrupts rental activity during the second or third quarters could have a disproportionately material adverse effect on our liquidity and results of operations.

We may not be successful in our business strategy to expand into the off-airport rental market.

We have been increasing our presence in the off-airport car rental market in the United States and intend to continue to pursue profitable growth opportunities through a combination of selected new location openings, a disciplined evaluation of and strategic changes with respect to existing locations, and the pursuit of same-store sales growth. In order to increase revenues at our existing, and any new, off-airport locations, we believe that we will need to successfully market to insurance companies and other companies that provide rental referrals to those needing cars while their vehicles are being repaired or are temporarily unavailable for other reasons, as well as to the renters themselves. Since some of our competitors have a more established presence in the off-airport car rental market than we do, it may be difficult for us to successfully market our off-airport rental car services to these individuals and organizations. In addition, revenues at new locations usually do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operation. As a result, it may take some time before various of our new facilities are profitable. See "Item 1—Business—Worldwide Car Rental—Operations." Our competitors, some of which have greater market share than we do in the off-airport rental market, may also try to increase their presence in that market, which could make it more difficult for this business strategy to succeed. If we are unable to grow profitably in our off-airport network and properly react to changes in market conditions, our financial condition and results of operations could be materially adversely affected.

A downsizing of our rental car fleet could require us to make additional cash payments for tax liabilities, which could be material.

The Like-Kind Exchange Program, or "LKE Program," allows tax gains on the disposition of vehicles in our car rental fleet to be deferred and has resulted in deferral of federal and state income taxes for fiscal 2007, 2008 and 2009. The LKE Program allows tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. For strategic purposes, such as cash management and fleet reduction, we have in the past triggered some taxable gains in the LKE Program, and the bankruptcy filing of a manufacturer of vehicles in our car rental fleet has also resulted in minimal taxable gains. An extended reduction in purchases or downsizing of our car rental fleet could result in reduced deferrals in the future, which in turn could require us to make material cash payments

ITEM 1A.    RISK FACTORS (Continued)

for federal and state income tax liabilities. Our inability to obtain replacement financing as our debt matures would likely result in an extended reduction in purchases or downsizing of the fleet. See "—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

If we are unable to purchase adequate supplies of competitively priced cars or equipment and the cost of the cars or equipment we purchase increases, our financial condition and results of operations may be materially adversely affected.

Historically we have purchased more of the cars we rent from Ford than from any other automobile manufacturer. However, our master supply and advertising agreement with Ford expires in 2010. We do not expect to extend the master supply and advertising agreement with Ford beyond its current term and to date, we have not entered into any long-term car supply arrangements with manufacturers other than Ford.

In addition, certain car manufacturers, including Ford, have adopted strategies to de-emphasize sales to the car rental industry, which they view as less profitable due to historical sales incentive and other discount programs that tended to lower the average cost of cars for fleet purchasers such as us. Furthermore, a number of the manufacturers that we purchase cars from have experienced financial difficulties, such that their ability to continue to supply us with cars on competitive terms and conditions has come into question. By way of an example, New General Motors, or "General Motors Company," which required significant government assistance during 2009, manufactured approximately 17% of the cars purchased for our U.S. car fleet and 11% of the cars purchased for our international fleet during 2009. In the event that General Motors Company, or any other manufacturer, were to cease manufacturing and selling automobiles, we would have to increase the number of vehicles we purchase from other manufacturers, or start purchasing vehicles from one or more manufacturers from which we do not currently purchase vehicles. In addition, it is possible that a manufacturer experiencing financial difficulties could attempt to increase the cost of the cars they sell to us. There can be no guarantee that, in such a circumstance, we would be able to purchase a sufficient number of vehicles at purchase prices similar to those for the vehicles we currently purchase, or at all. If we are not able to purchase sufficient quantities of cars on competitive terms and conditions, or if a manufacturer from whom we purchase a significant number of cars or equipment is unable to continuing supplying us with cars, then the cost of the cars we purchase may increase. Reduced or limited supplies of equipment together with increased prices are risks that we also face in our equipment rental business. If we are unable to pass on any increased costs to our customers, our financial condition and results of operations may be materially and adversely affected.

Declines in the value of the non-program cars in our fleet due to decreases in residual values could adversely impact our financial condition and results of operations.

For the year ended December 31, 2009, approximately 53% of the cars purchased in our combined U.S. and international car rental fleet were subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. We pay more to purchase these "program cars", in exchange for the car manufacturers agreeing to repurchase these cars at a specified price, or guaranteeing the depreciation rate on the cars during a specified time period. While the repurchase price and/or depreciation rate is typically subject to certain conditions, including the condition of the car, mileage and holding period requirements, the use of program cars limits our risk that the market value of a car at the time of its disposition will be less than its estimated residual value at such time.

ITEM 1A.    RISK FACTORS (Continued)

The use of program cars enables us to determine our depreciation expense in advance. This predictability is useful to us, since depreciation is a significant cost factor in our operations. Having program cars in our fleet is also useful in managing our seasonal peak demand for fleet, because in certain cases we can, if we deem it necessary, sell certain of the program cars shortly after having acquired them. If a program car is damaged and we are unable to recover the cost of the damage from our customer or another third party or the car otherwise becomes ineligible for return or sale under the relevant program, our loss upon the disposition of the car will be larger than if the car had been a non-program car, because our initial investment in the car was larger. Over the past five years, the percentage of our car rental fleet subject to repurchase or guaranteed depreciation programs has substantially decreased due primarily to changes in the overall terms offered by automobile manufacturers under repurchase programs and concerns such as the credit-worthiness of the U.S. vehicle manufacturers. Accordingly, we are now bearing increased risk relating to the residual value and the related depreciation on our car rental fleet. In addition, our flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand has been reduced as the percentage of program cars in our car rental fleet has decreased materially. Any decrease in residual values, including in connection with a decline in economic activity, a decline in a manufacturers reputation due to a significant product recall, or the unexpected announcement by a manufacturer of the eventual or immediate elimination of a model or nameplate, either due to their bankruptcy or otherwise, could have a material adverse effect on residual values realized on the disposition of our non-program cars and equipment and the value of the non-program cars and equipment we own, which could materially adversely affect our financial condition and results of operations.

The failure of a manufacturer of cars that we own to fulfill its obligations under a repurchase or guaranteed depreciation program could expose us to loss on those cars and adversely impact our outstanding asset-backed financing facilities, which could in turn adversely affect our liquidity and results of operations.

If any manufacturer of our cars does not fulfill its obligations under its repurchase or guaranteed depreciation obligations with us, whether due to a default, future reorganization, bankruptcy or otherwise, we would have to dispose of those program cars without the benefit of the associated programs. Accordingly, our expenses associated with the disposition of these cars could increase, we would be exposed to residual risk with respect to these cars and we could be left with a substantial unpaid claim against the manufacturer with respect to program cars that were sold and returned to the car manufacturer but not paid for, or that were sold for less than their agreed repurchase price or guaranteed value. The amount of these outstanding claims fluctuates throughout the year depending on how many cars we sell back to the car manufacturer. For the year ended December 31, 2009, the highest outstanding month-end receivable balance for cars sold to a single manufacturer was $95.4 million owed by Hyundai Motor Company in January 2009, which was subsequently paid. There is no guarantee that we will be paid these amounts by any car manufacturer that files for bankruptcy protection in the future and/or otherwise ceases operations. Any failure by a manufacturer to pay such amounts due could, among other things, cause a credit enhancement deficiency with respect to our asset-backed financing, in which case the collateral requirements for such facilities could be increased. In addition, because we obtain a substantial portion of our financing in reliance on repurchase and guaranteed depreciation programs, the failure of our car manufacturers to fulfill their current repurchase obligations, or modification or elimination of those programs in the future, or significant adverse changes in the financial condition of our car manufacturers, including a bankruptcy filing by a significant supplier, could reduce our ability to acquire new cars under our outstanding asset-backed financing facilities, and could in the future make vehicle-related debt financing more difficult to obtain on reasonable terms. See

ITEM 1A.    RISK FACTORS (Continued)

"—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

Any reduction in the value of our fleet could effectively increase our fleet costs, adversely impact our profitability and potentially lead to decreased capacity in our asset backed car rental funding facilities due to the collateral requirements for such facilities which effectively increase as market values for vehicles decrease. As a result, our ability to utilize our asset-backed vehicle financing programs to acquire new vehicles for our rental fleet may be limited. In addition, if our ability to sell vehicles in the used vehicle marketplace were to become severely limited at a time when required collateral levels were rising and as a result we failed to meet the minimum required collateral levels, the principal under our asset-backed financing facilities may be required to be repaid sooner than anticipated with vehicle disposition proceeds and lease payments we make to our vehicle program subsidiary. If that were to occur, the holders of our asset-backed debt may have the ability to exercise their right to direct the trustee to foreclose on and sell vehicles to generate proceeds sufficient to repay such debt.

We may not be successful in implementing our strategy of reducing operating costs, and/or our cost reduction initiatives may have other adverse consequences.

As a result of the challenging economic environment, we are implementing initiatives to reduce our operating expenses. These initiatives include headcount reductions, business process outsourcing, business process re-engineering and internal reorganization, as well as other expense controls. We cannot assure you that we will be able to implement our cost reduction initiatives successfully, or at all. For the year ended December 31, 2009, we incurred $153.3 million of restructuring and restructuring related costs associated with our cost reduction initiatives, and we anticipate incurring further expenses throughout the upcoming year, some of which may be material in the period in which they are incurred.

Even if we are successful in our cost reduction initiatives, we may face other risks associated with our plans, including declines in employee morale or the level of customer service we provide, the efficiency of our operations or the effectiveness of our internal controls. Any of these risks could have a material adverse impact on our results of operations, financial condition and cash flows. In addition, investors or securities analysts who cover our common stock may not agree that these changes will be beneficial, and our stock price may decline as a result.

An impairment of our goodwill and/or our indefinite lived intangible assets could have a material non-cash adverse impact on our results of operations.

We review our goodwill and indefinite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and at least annually. We have performed our annual impairment tests for goodwill and indefinite lived intangible assets during the fourth quarter of 2009 and concluded that there was no impairment related to our goodwill and our indefinite-lived intangible assets. We have taken a number of actions as described elsewhere in this filing to mitigate the impact of these negative factors on our projected future cash flows. However, if further economic deterioration occurs, we may be required to record additional charges for goodwill and/or indefinite lived intangible asset impairments in the future, which could have a material adverse non-cash impact on our results of operations.

Significant increases in fuel costs or reduced supplies of fuel could harm our business.

Fuel prices have been volatile recently, and could fluctuate severely and/or increase overall in 2010. According to the U.S. Energy Information Administration, from 2008 to 2009, the average retail cost of a gallon of gasoline in the United States decreased 27.9%, however it is projected that over the course of

ITEM 1A.    RISK FACTORS (Continued)

2010 fuel prices will increase 20.8%. Significant increases in fuel prices, fluctuations in fuel supplies or imposition of mandatory allocations or rationing of fuel, could negatively impact our car rental business by directly discouraging consumers from renting cars or disrupting air travel, on which a significant portion of our car rental business relies. In addition, significant increases in fuel prices and/or a reduction in fuel supplies could negatively impact our equipment rental business by increasing the cost of buying new equipment, since fuel is used in the manufacturing process and in delivering equipment to us, and by reducing the mobility of our fleet, due to higher costs of transporting equipment between facilities or regions. Accordingly, significant increases in fuel prices or a severe or protracted disruption in fuel supplies could have a material adverse effect on our financial condition and results of operations.

Our foreign operations expose us to additional risks that may materially adversely affect our results of operations.

A significant portion of our annual revenues are generated outside the United States, and we intend to pursue additional international growth opportunities. Operating in a large number of different regions and countries exposes us to varying risks, as well as multiple and often conflicting foreign regulatory requirements that are also subject to change. Some of those risks include:

  •
  Multiple foreign regulatory requirements and laws that are often much different than the domestic laws in the United States, including laws relating to the protection of our trademarks and other intellectual property;

  •
  The effect of foreign currency translation risk, as well as limitations on our ability to repatriate income;

  •
  Varying tax regimes, including consequences from changes in applicable tax laws;

  •
  Local ownership and/or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations; and

  •
  Political and economic instability, natural calamities, war, and terrorism.

The effects of these risks may, individually or in the aggregate, materially and adversely affect our results of operations and ability to diversify internationally.

Manufacturer safety recalls could create risks to our business.

Our cars may be subject to safety recalls by their manufacturers. For example, in early 2010 Toyota announced recalls. Under certain circumstances, the recalls may cause us to attempt to retrieve cars from renters, and/or to decline to re-rent returned cars until we can arrange for the steps described in the recalls to be taken. We could also face liability claims if recalls affect cars that we have already sold. If a large number of cars are the subject of simultaneous recalls, or if needed replacement parts are not in adequate supply, we may not be able to re-rent recalled cars for a significant period of time. Those types of disruptions could jeopardize our ability to fulfill existing contractual commitments and/or satisfy demand for our vehicles, and could also result in the loss of business to our competitors. Depending on the severity of any recall, it could materially adversely affect our revenues, create customer service problems, reduce the residual value of the cars involved and harm our general reputation.

Our business is heavily reliant upon communications networks and centralized information technology systems.

We rely heavily on information technology systems to accept reservations, process rental and sales transactions, manage our fleets of cars and equipment, account for our activities and otherwise conduct

ITEM 1A.    RISK FACTORS (Continued)

our business. While our reliance on this technology lowers our cost of providing service and expands our service capabilities, it exposes us to various risks that could cause a loss of reservations, interfere with our ability to manage our fleet, slow rental and sales processes and otherwise materially adversely affect our ability to manage our business effectively. While our systems back-up plans, business continuity plans and insurance programs are designed to mitigate such a risk, they do not eliminate it. In addition, for any of these key business processes which we outsource, the outsourcing service providers would likely be subject to similar risks. Any disruption, termination, or substandard provision of these services could adversely affect our brand, customer relationships, operating results and financial condition.

The concentration of our reservations, accounting and information technology functions at a limited number of facilities creates risks for us.

We have centralized our reservations function for the United States in one facility in Oklahoma City, Oklahoma, and we have concentrated our accounting functions for the United States in two facilities in Oklahoma City. Our reservations and accounting functions for our European operations are similarly centralized in a single facility near Dublin, Ireland. In addition, our major information technology systems are centralized in two of our facilities in Oklahoma City. A disruption of normal business at any of our principal facilities in Oklahoma City or Dublin, whether as the result of localized conditions (such as a fire or explosion) or as the result of events or circumstances of broader geographic impact (such as an earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and systems activities. If we outsource key business processes in the future, the outsourcing service providers may concentrate their activities on our behalf at a small number of locations, entailing similar or potentially greater risks. There can be no assurance that our systems designs, business continuity plans and insurance programs will be able to successfully mitigate or eliminate these risks, and this is particularly true with respect to events of broad geographic impact.

The misuse or theft of information we possess could harm our brand, reputation or competitive position and give rise to material liabilities.

Because we regularly possess, store and handle non-public information about millions of individuals and businesses, our failure to maintain the security of the data we hold, whether as the result of our own error or the malfeasance or errors of others, could harm our reputation and give rise to a host of liabilities. Any such liabilities could lead to lower revenues, increased costs and other material adverse effects on our results of operations. Depending on the type of information involved, the nature of our relationship with the person or entity to which the information relates, the cause and the jurisdiction whose laws are applicable etc., any misuse or theft of information could also result in governmental investigations and material civil or criminal liability. The laws that would be applicable to such a failure are rapidly evolving, but are generally becoming more burdensome. See "—Changes in the U.S. and foreign legal and regulatory environment that affect our operations, including laws and regulations relating to the insurance products we sell, consumer privacy, data security, employment matters, taxes, automobile-related liability and insurance rates, could disrupt our business, increase our expenses or otherwise have an adverse impact on our results of operations."

Maintaining favorable brand recognition is essential to our success, and failure to do so could materially and adversely affect our results of operations.

Favorable brand recognition is important to our future success. While our Hertz brand name is one of the most recognized in the world, factors affecting brand recognition are often outside our control, and our efforts to maintain or enhance favorable brand recognition, such as making significant investments in

ITEM 1A.    RISK FACTORS (Continued)

marketing and advertising campaigns, may not have their desired effects. In addition, although our licensing partners are subject to contractual requirements to protect our brands, it may be difficult to monitor or enforce such requirements, particularly in foreign jurisdictions. Any decline in perceived favorable recognition of our brands could materially and adversely affect our results of operations.

Our business operations could be significantly disrupted if we were to lose the services of members of our senior management team.

Our senior management team has extensive industry experience, and our success depends to a significant degree upon the continued contributions of that team. If we were to lose the services of any one or more members of our senior management team, whether due to death, disability or termination of employment, our ability to successfully implement our business strategy, financial plans, marketing and other objectives, could be significantly impaired.

If we acquire any businesses in the future, they could prove difficult to integrate or disrupt our business.

We intend to pursue the growth of our business and from time to time we will consider opportunistic acquisitions, any of which may be significant. Any future acquisition would involve numerous risks including:

  •
  potential disruption of our ongoing business and distraction of management;

  •
  difficulty integrating the acquired business; and

  •
  exposure to unknown and/or contingent or other liabilities, including litigation arising in connection with the acquisition and/or against any businesses we may acquire.

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

If we experience a change in ownership of a material percentage of our equity without obtaining certain approvals, our results of operations and financial condition could be materially adversely affected.

A substantial number of our airport concession agreements, as well as certain of our other agreements with third parties, require the consent of the airports' operators or other parties in connection with a change in the ownership of a material percentage of our equity. Certain changes in the ownership of our equity could also require the approval of other governmental authorities (including insurance regulators, regulators of our retail used car sales activities and antitrust regulators), and we cannot offer assurance that those approvals would be obtained on terms acceptable to us. If our owners were to change their ownership of us without obtaining the necessary approvals, or if significant conditions on our operations were imposed in connection with obtaining such approvals, our ability to conduct our business could be impaired, resulting in a material adverse effect on our results of operations and financial condition.

ITEM 1A.    RISK FACTORS (Continued)

We face risks related to liabilities and insurance.

Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the cars and equipment rented or sold by us, and for workers' compensation claims and other employment-related claims by our employees. Currently, we generally self-insure up to $10 million per occurrence in the United States and Europe for vehicle and general liability exposures, and we also maintain insurance with unaffiliated carriers in excess of such levels up to $200 million per occurrence for the current policy year, or in the case of international operations outside of Europe, in such lower amounts as we deem adequate given the risks. We cannot assure you that we will not be exposed to uninsured liability at levels in excess of our historical levels resulting from multiple payouts or otherwise, that liabilities in respect of existing or future claims will not exceed the level of our insurance, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See "Item 1—Business—Risk Management" and "Item 3—Legal Proceedings" in this Annual Report.

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

We are subject to federal, state, local and foreign environmental laws and regulations in connection with our operations, including, among other things, with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and waste oils. We have established a compliance program for our tanks that is intended to ensure that the tanks are properly registered with the state or other jurisdiction in which the tanks are located and have been either replaced or upgraded to meet applicable leak detection and spill, overfill and corrosion protection requirements. However, we cannot assure you that these tank systems will at all times remain free from undetected leaks or that the use of these tanks will not result in significant spills or leakage. If leakage or a spill occurs, it is possible that the resulting costs of investigation and remediation, as well as any resulting fines, could be significant.

We have made, and will continue to make, expenditures to comply with environmental laws and regulations, including expenditures for the cleanup of contamination at or emanating from, currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. We cannot assure you that compliance with existing or future environmental legislation and regulations will not require material expenditures by us or otherwise have

ITEM 1A.    RISK FACTORS (Continued)

a material adverse effect on our consolidated financial position, results of operations or cash flows. See "Item 1—Business—Governmental Regulation and Environmental Matters" in this Annual Report.

Changes in the U.S. and foreign legal and regulatory environment that affect our operations, including laws and regulations relating to the insurance products we sell, consumer privacy, data security, employment matters, taxes, automobile-related liability and insurance rates, could disrupt our business, increase our expenses or otherwise have an adverse impact on our results of operations.

We are subject to a wide variety of laws and regulations in the United States and the other countries and jurisdictions in which we operate, and changes in the level of government regulation of our business have the potential to materially alter our business practices and adversely affect our financial position and results of operations, including our profitability. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official.

The optional liability insurance policies and products providing insurance coverage in our domestic car rental operations are conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance providers. In our international car rental operations, our offering of optional products providing insurance coverage historically has not been regulated. See "Item 1—Business—Risk Management" for further discussion regarding how changes in the regulation of insurance intermediaries may affect us internationally. Any changes in U.S. or foreign law that change our operating requirements with respect to optional insurance products could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. If customers decline to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations could be materially adversely affected.

Laws in many countries and jurisdictions limit the types of information we may collect about individuals with whom we deal or propose to deal, as well as how we collect, retain and use the information that we are permitted to collect. In addition, the centralized nature of our information technology systems requires the routine flow of information about customers and potential customers across national borders, particularly into the United States. The regulations applicable to privacy and data security are rapidly evolving, and additional regulation in those areas, some of it potentially difficult for us to accommodate, is frequently proposed and occasionally adopted. Thus, changes in the worldwide legal and regulatory environment in the areas of customer privacy, data security and cross-border data flows could have a material adverse effect on our business, primarily through the impairment of our marketing and transaction processing activities, and the resulting costs of complying with such requirements. It is also possible that we could face significant liability for failing to comply with any such existing, or new, requirements.

In most places where we operate, we pass through various expenses, including the recovery of vehicle licensing costs and airport concession fees, to our rental customers as separate charges. We believe that our expense pass-throughs, where imposed, are properly disclosed and are lawful. Generally speaking, expense pass-throughs have, when challenged, been upheld in court. We may in the future be subject to potential legislative changes or administrative action which could limit, restrict and/or prohibit our ability to separately state, charge and recover such costs, which would result in an adverse cost reallocation. If such actions were taken, it could have a material adverse impact on our revenues and results of operations.

ITEM 1A.    RISK FACTORS (Continued)

The Sponsors currently control us and the interests of our Sponsors may conflict with our interests and the interests of our other stockholders now, and in the future.

Clayton, Dubilier & Rice Fund VII, L.P. and related funds, Carlyle Partners IV, L.P. and related funds and ML Global Private Equity Fund, L.P. and related funds (together with certain of their affiliates) currently beneficially own approximately 19.5%, 17.4% and 14.3%, respectively, of the outstanding shares of the common stock of Hertz Holdings. These funds and Hertz Holdings are parties to a Stockholders Agreement, pursuant to which the funds have agreed to vote in favor of nominees to our board of directors nominated by the other funds. As a result, the Sponsors control us and our board of directors, and will continue to have significant influence over matters requiring stockholder approval and our policy and affairs for so long as they continue to hold a significant amount of our common stock. There can be no assurance that the interests of the Sponsors will not conflict with those of our other stockholders. The Sponsors have the ability to prevent any transaction that requires the approval of stockholders, including many possible change in control transactions, regardless of whether or not our other stockholders believe that such a transaction is in their own best interests. Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities and other corporate opportunities that may be complementary to our business and, as a result, those opportunities may not be available to us. So long as investment funds associated with or designated by the Sponsors continue to control the election of directors and/or directly or indirectly own a significant amount of the outstanding shares of our common stock, even if that amount is less than 50%, the Sponsors will continue to be able to strongly influence and/or effectively control our decisions. See Note 13 to the Notes to our consolidated financial statements included in this Annual Report under caption "Item 8—Financial Statements and Supplemental Data."

Risks Relating to Our Substantial Indebtedness

Our substantial level of indebtedness could adversely affect our results of operations, cash flows and ability to compete in our industry.

As of December 31, 2009, we had an aggregate principal amount of debt outstanding of $10,530.4 million and a debt to equity ratio, calculated using the total amount of our outstanding debt net of unamortized discounts, of 4.9 to 1. Our substantial debt could have important consequences to us. For example, it could:

  •
  make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our various credit facilities, resulting in possible defaults on, and acceleration of, such indebtedness;

  •
  require us to dedicate a substantial portion of our cash flows from operations to make payments on our debt, which would reduce our ability to fund working capital, capital expenditures or other general corporate purposes;

  •
  require us to sell assets, seek to obtain additional equity capital or restructure our indebtedness;

  •
  increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings are at variable rates of interest;

  •
  place us at a competitive disadvantage to any of our competitors that have proportionately less debt or comparable debt at more favorable interest rates;

  •
  limit our ability to refinance our existing indebtedness or borrow additional funds in the future;

ITEM 1A.    RISK FACTORS (Continued)

  •
  limit our flexibility in planning for, or reacting to, changing conditions in our business and industry; and

  •
  limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins.

Any of the foregoing impacts of our substantial indebtedness could have a material adverse effect on our business, financial condition and results of operations, our ability to obtain financing in the future and our ability to react to changes in our business and future opportunities. Our ability to make scheduled payments on our indebtedness, or to refinance our obligations under our debt agreements, will depend on the financial and operating performance of us and our subsidiaries, which, in turn, will be affected by prevailing economic and competitive conditions and to the financial and business risk factors, many of which may be beyond our control, as described above. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

Despite our current indebtedness levels, we and our subsidiaries may incur substantially more debt.

While the terms of the instruments governing our outstanding indebtedness contain certain restrictions upon our ability to incur additional indebtedness, they do not fully prohibit us or our subsidiaries from incurring additional indebtedness in the future and the indebtedness that we and our subsidiaries may incur may be substantial. In May and June of 2009, we issued an aggregate of $474.8 million in principal amount of convertible notes in a registered public offering, in September 2009 we issued $2,138.1 million in the form of the Series 2009-1 Notes and in October 2009 we issued $1,200 million in aggregate principal amount of Series 2009-2 Notes. As of December 31, 2009, our senior secured credit facilities provided us commitments for additional aggregate borrowings (subject to borrowing base limitations) of approximately $1,654.4 million, and permitted additional borrowings beyond those commitments under certain circumstances. For a detailed description of the amounts we have available under our debt facilities, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities," included in this Annual Report. As of December 31, 2009, the instruments governing our asset-backed fleet debt facilities in the United States and elsewhere provided commitments for additional aggregate borrowings of up to $3,932.4 million, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we now face would increase. In addition, the instruments governing our indebtedness do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness.

The third-party insurance companies that provide credit enhancements in the form of financial guarantees of the Series 2005-1 and 2005-2 Rental Car Asset Backed Notes, or the "2005 Notes," could face financial instability due to factors beyond our control.

MBIA Insurance Corporation, or "MBIA," and Ambac Corporation, or "Ambac," provide credit enhancements in the form of financial guarantees for our 2005 Notes, with each providing guarantees for approximately half of the $2,871.6 million in principal amount of the 2005 Notes that was outstanding as of December 31, 2009, all of which matures in 2010. Each of MBIA and Ambac has been downgraded one or more times and is on review for further credit downgrade or under developing outlook by one or more credit ratings agencies.

ITEM 1A.    RISK FACTORS (Continued)

If certain insolvency related events were to occur with respect to Ambac or MBIA, we would be required to apply a proportional amount of all rental payments by us to Hertz Vehicle Financing LLC or "HVF" and all car disposition proceeds under the affected series of 2005 Notes, to pay down the amounts owed under the affected series of 2005 Notes instead of applying those proceeds to purchase additional cars and/or for working capital purposes. If these events continued for 30 days, holders of the affected series of 2005 Notes would have the right to instruct the trustee to foreclose on our rental car vehicles in order to generate proceeds to repay the principal amount of the affected series of 2005 Notes. If our available cash and other funding sources, including the amounts then available under the Series 2009-1 Notes and the Series 2009-2 Notes, were not sufficient to repay the affected series of 2005 Notes, we would be required to renegotiate with our lenders or raise additional funds, and there is no assurance that we would be successful in such renegotiation or the raising of such funds. If any of the above occurs, it could lead to consequences that have a material adverse effect on our liquidity, business, financial condition and results of operations.

In addition, if the above events were to occur, it could result in our inability to have access to other facilities or could accelerate outstanding indebtedness under those facilities or other financing arrangements, any of which would have a material adverse effect on our financial condition and liquidity position.

Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. As of December 31, 2009, Hertz and several of its subsidiaries, including certain special purpose entities, had an aggregate of $5.7 billion of rental car asset backed financing outstanding. We expect, given our business plan, we will need to refinance approximately $1.2 billion of our international fleet debt that matures in 2010 and we are currently in discussions with banks and lenders to review our refinancing options. We cannot assure you that we will be able to complete such financings on terms acceptable to us or on a timely basis, if at all; if we are unable to do so, our liquidity and interest costs may be adversely affected. In addition, we expect that we will need to refinance approximately $3.4 billion in other material asset-backed financing facilities during the next 36 months. If we are unable to refinance or replace our existing asset-backed financing or continue to finance new car acquisitions through asset-backed financing on favorable terms, or at all, our cost of financing could increase significantly and have a material adverse effect on our liquidity, financial condition and results of operations.

Substantially all of our consolidated assets have been pledged to secure certain of our outstanding indebtedness.

As of December 31, 2009, substantially all of our consolidated assets, including our car and equipment rental fleets, have been pledged for the benefit of the lenders under our Senior Credit Facilities or are subject to securitization facilities in connection with our U.S. Fleet Debt, International Fleet Debt facilities and International ABS Fleet Financing Facility and our other fleet debt facilities. As a result, the lenders under these facilities would have a prior claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay all of our creditors. Moreover, holders of our unsecured indebtedness may receive less, ratably, than the holders of our senior debt, and may not be fully paid, or may not be paid at all, even when other creditors receive full payment for their claims. In that event, holders of our equity securities would not be entitled to receive any of our assets or the proceeds therefrom. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing." As discussed

ITEM 1A.    RISK FACTORS (Continued)

below, the pledge of these assets and other restrictive covenants in our debt agreements may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility and force us to attempt to incur additional unsecured indebtedness, which may not be available to us.

Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial flexibility.

Certain of our credit facilities contain covenants that, among other things, restrict Hertz's and its subsidiaries' ability to:

  •
  dispose of assets;

  •
  incur additional indebtedness;

  •
  incur guarantee obligations;

  •
  prepay other indebtedness or amend other debt instruments;

  •
  pay dividends;

  •
  create liens on assets;

  •
  enter into sale and leaseback transactions;

  •
  make investments, loans, advances or capital expenditures;

  •
  make acquisitions;

  •
  engage in mergers or consolidations;

  •
  change the business conducted by us; and

  •
  engage in certain transactions with affiliates.

In addition, under our Senior Credit Facilities, we are required to comply with financial covenants. If we fail to maintain a specified minimum level of borrowing capacity under our Senior ABL Facility, we will then be subject to financial covenants under that facility, including covenants that will obligate us to maintain a specified debt to Corporate EBITDA leverage ratio and a specified Corporate EBITDA to fixed charges coverage ratio. The financial covenants in our Senior Term Facility include obligations to maintain a specified debt to Corporate EBITDA leverage ratio and a specified Corporate EBITDA to interest expense coverage ratio for specified periods. "EBITDA" means consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation and amortization and "Corporate EBITDA" means "EBITDA" as that term is defined under Hertz's senior credit facilities, which is generally consolidated net income before net interest expense (other than interest expense relating to certain car rental fleet financing), consolidated income taxes, consolidated depreciation (other than depreciation related to the car rental fleet) and amortization and before certain other items, in each case as more fully described in the agreements governing Hertz's senior credit facilities. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to other risks identified in this Annual Report. The breach of any of these covenants or restrictions could result in a default under either our Senior Credit Facilities or the indentures. In any such case, we may be unable to make borrowings under the Senior Credit Facilities and may not be able to repay the amounts due under the Senior Credit Facilities and the Senior Notes and Senior Subordinated Notes. This could have serious consequences to our financial condition and

ITEM 1A.    RISK FACTORS (Continued)

results of operations and could cause us to become bankrupt or insolvent. As of December 31, 2009, we were in compliance with all of these financial covenants.

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

Further, our International Fleet Debt facilities contain a number of covenants, including a covenant that restricts the ability of our subsidiary HIL to make dividends and other restricted payments (which may include payments of intercompany indebtedness). These restrictions may limit the availability of funds from HIL and its subsidiaries to help us make payments on our indebtedness.

The instruments governing our debt contain cross default or cross acceleration provisions that may cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument.

The indentures governing our Senior Notes and Senior Subordinated Notes and the agreements governing our Senior Credit Facilities and U.S. Fleet Debt facilities contain numerous covenants, and in certain cases require us to meet certain financial ratios and tests which utilize Corporate EBITDA. In addition, under the agreements governing certain of our U.S. Fleet Debt we are required to have a financial guarantee from a third-party insurance company. Our failure to comply with the obligations contained in one of these agreements or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt becoming immediately due and payable and could further result in a cross default or cross acceleration of our debt issued under other instruments. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors. Such alternative measures could have a material adverse effect on our business, financial condition and results of operations.

An increase in interest rates or in our borrowing spread would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt, including borrowings under the Senior Credit Facilities, the International Fleet Debt facilities, the International ABS Fleet Financing Facility and certain of our other outstanding debt securities, bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could adversely affect our liquidity and results of operations. For a discussion of how we manage our exposure to changes in interest rates through the use of interest rate swap agreements on certain portions of our outstanding debt, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks—Interest Rate Risk."

ITEM 1A.    RISK FACTORS (Continued)

Risks Relating to Our Common Stock

Hertz Holdings is a holding company with no operations of its own that depends on its subsidiaries for cash.

The operations of Hertz Holdings are conducted almost entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations, including debt service obligations in connection with its Convertible Senior Notes, or to pay dividends on its common stock, is highly dependent on the earnings and the receipt of funds from its subsidiaries via dividends or intercompany loans. However, none of the subsidiaries of Hertz Holdings are obligated to make funds available to Hertz Holdings for the payment of dividends. In addition, payments of dividends and interest among the companies in our group may be subject to withholding taxes. The terms of the indentures governing our Senior Notes and Senior Subordinated Notes and the agreements governing our senior credit facilities and fleet debt facilities also significantly restrict the ability of Hertz and its subsidiaries to pay dividends or otherwise transfer assets to Hertz Holdings. Furthermore, the subsidiaries of Hertz are permitted under the terms of our Senior Credit Facilities and other indebtedness to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by Hertz and its subsidiaries to Hertz Holdings, and these facilities do not restrict the ability of Hertz Holdings to incur additional debt. See "—Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial flexibility" in this Annual Report. In addition, Delaware law may impose requirements that may restrict Hertz's ability to make funds available to Hertz Holdings, and Hertz Holdings ability to make funds available to its common stock holders.

Our share price may decline if our Sponsors sell a large number of shares or if we issue a large number of new shares.

There were 410,245,225 shares of our common stock outstanding as of December 31, 2009. A majority of these outstanding shares are held by our Sponsors and are restricted securities within the meaning of Rule 144 under the Securities Act, and are not currently freely tradable, but they are eligible for resale subject to applicable volume, manner of sale, holding period and other limitations of Rule 144 or pursuant to an exemption from registration under Rule 701 under the Securities Act. In addition, the Sponsors have the right under certain circumstances to require that we register their shares, 210 million as of February 23, 2010, for resale. We also have another 8.9 million shares of common stock available for issuance pursuant to our various equity plans.

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

ITEM 1A.    RISK FACTORS (Continued)

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

 ITEM 2.    PROPERTIES

We operate car rental locations at or near airports and in central business districts and suburban areas of major cities in the United States, including Puerto Rico and the U.S. Virgin Islands, Canada, France, Germany, Italy, the United Kingdom, Spain, the Netherlands, Switzerland, Belgium, Luxembourg, the Czech Republic, the Slovak Republic, Australia, New Zealand, China and Brazil, as well as retail used car sales locations in the United States and France. We operate equipment rental locations in the United States, Canada, France, Spain and China. We also operate headquarters, sales offices and service facilities in the foregoing countries in support of our car rental and equipment rental operations, as well as small car rental sales offices and service facilities in a select number of other countries in Europe and Asia.

Of such locations, approximately 7% are owned by us. The remaining locations are leased or operated under concessions from governmental authorities and private entities. Those leases and concession agreements typically require the payment of minimum rents or minimum concession fees and often also require us to pay or reimburse operating expenses; to pay additional rent, or concession fees above guaranteed minimums, based on a percentage of revenues or sales arising at the relevant premises; or to do both. See Note 8 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

We own three major facilities in the vicinity of Oklahoma City, Oklahoma at which reservations for our car rental operations are processed, global information technology systems are serviced and major domestic and international accounting functions are performed. We also have a long-term lease for a reservation and financial center near Dublin, Ireland, at which we have centralized our European car rental reservation and customer relations and accounting functions. We are in the process of constructing a new European regional office in Geneva, Switzerland, which we expect to occupy in May 2010. We are also in the process of moving our France headquarters in Paris and expect to complete the process in June 2010. We maintain our executive offices in an owned facility in Park Ridge, New Jersey and lease a European headquarters office in Uxbridge, England.

ITEM 3.    LEGAL PROCEEDINGS

From time to time we are a party to various legal proceedings. Other than with respect to the aggregate claims for public liability and property damage pending against us, management does not believe that any of the matters resolved, or pending against us, during 2009 are material to us and our subsidiaries taken as a whole. While we have accrued a liability with respect to claims for public liability and property damage of $277.8 million at December 31, 2009, management does not believe any of the other pending matters described below are material. We have summarized below, for purposes of providing background, various legal proceedings to which we were and/or are a party during 2009 or the period after December 31, 2009 but before the filing of this Annual Report on Form 10-K. In addition to the following, various other legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries.

  1.
  Hertz Equipment Rental Corporation, or "HERC," Loss Damage Waiver

    On August 15, 2006, Davis Landscape, Ltd., individually and on behalf of all others similarly situated, filed a complaint against Hertz Equipment Rental Corporation, or "HERC", in the United States District Court for the District of New Jersey. In November 2006, the complaint was amended to add another plaintiff, Miguel V. Pro, and more claims. The Davis Landscape matter purports to be a nationwide class action on behalf of all persons and business entities who rented equipment from HERC and who paid a Loss Damage Waiver, or "LDW", or an Environmental Recovery Fee, or "ERF". The plaintiffs seek a declaratory judgment and injunction prohibiting HERC from engaging in acts with respect to the LDW and ERF charges

ITEM 3.    LEGAL PROCEEDINGS (Continued)

    that violate the New Jersey Consumer Fraud Act and claim that the charges violate the Uniform Commercial Code. The plaintiffs also seek an unspecified amount of compensatory damages with the return of all LDW and ERF charges paid, attorneys' fees and costs as well as other damages. The court has granted class certification, denied our motion for summary judgment and the case is in the discovery stage.

  2.
  Concession Fee Recoveries

    On October 13, 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company, or "Enterprise", was filed in the United States District Court for the District of Nevada. The plaintiffs have agreed to not pursue claims against Enterprise for the time being and the case has thus far only proceeded against Hertz. The Sobel case purports to be a nationwide class action on behalf of all persons who rented cars from Hertz at airports in Nevada and were separately charged airport concession recovery fees by Hertz as part of their rental charges. The plaintiffs seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz from quoting or charging those airport fees that are alleged not to be allowed by Nevada law. The complaint also seeks attorneys' fees and costs. Relevant documents were produced and depositions were taken. The parties have each filed motions for summary judgment, and the motions are now before the court awaiting a decision.

  3.
  Telephone Consumer Protection Act

    On May 3, 2007, Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation was commenced in the District Court of Wyandotte County, Kansas. The case was subsequently transferred to the District Court of Johnson County, Kansas. The Fun Services matter purports to be a class action on behalf of all persons in Kansas and throughout the United States who on or after four years prior to the filing of the action were sent facsimile messages of advertising materials relating to the availability of property, goods or services by HERC and who did not provide express permission for sending such faxes. The plaintiffs seek an unspecified amount of compensatory damages, attorney's fees and costs. In August 2009, the court issued an order that stayed all activity in this litigation pending a decision by the Kansas Supreme Court in Critchfield Physical Therapy, Inc. v. Taranto Group, Inc., another Telephone Consumer Protection Act case. The Kansas Supreme Court heard oral argument in the Critchfield case in January of 2010 and we believe that the stay in the Fun Services litigation will remain in effect until approximately mid-2010.

  4.
  California Tourism Assessments

    We are currently a defendant in a proceeding that purports to be a class action brought by Michael Shames and Gary Gramkow against The Hertz Corporation, Dollar Thrifty Automotive Group, Inc., Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Coast Leasing Corp., The California Travel and Tourism Commission, and Caroline Beteta.

    Originally filed in November of 2007, the action is pending in the United States District Court for the Southern District of California, and plaintiffs claim to represent a class of individuals or entities that purchased rental car services from a defendant at airports located in California after January 1, 2007. The complaint alleges that the defendants agreed to charge consumers a 2.5% tourism assessment and not to compete with respect to this assessment, while

ITEM 3.    LEGAL PROCEEDINGS (Continued)

    misrepresenting that this assessment is owed by consumers, rather than the rental car defendants, to the California Travel and Tourism Commission, or the "CTTC". The complaint also alleges that defendants agreed to pass through to consumers a fee known as the Airport Concession Fee, which fee had previously been required to be included in the rental car defendants' individual base rates, without reducing their base rates. Based on these allegations, the complaint seeks treble damages, disgorgement, injunctive relief, interest, attorneys' fees and costs. The court has dismissed all claims against the CTTC, and plaintiffs dropped their claims against Caroline Beteta. The court also dismissed all claims against the rental car defendants except for the federal antitrust claim. The plaintiffs' have appealed the dismissal of their claims against the CTTC to the United States Court of Appeals for the Ninth Circuit. The remaining claim against us, the federal antitrust claim, is in the discovery stage.

    We are currently a defendant in a consolidated action captioned "In re Tourism Assessment Fee Litigation" pending in the United States District Court for the Southern District of California. Originally filed as two separate actions in December of 2007, the consolidated action purports to be a class action brought on behalf of all persons and entities that have paid an assessment since the inception of the Passenger Car Rental Industry Tourism Assessment Program in California on January 1, 2007. The other defendants include various of our competitors, including Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Dollar Thrifty Automotive Group, Inc., Advantage Rent-A-Car, Inc., Avalon Global Group, Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Beverly Hills Rent-A-Car, Inc., Rent4Less, Inc., Autorent Car Rental, Inc., Pacific Rent-A-Car, Inc., ABC Rent-A-Car, Inc., as well as The California Travel and Tourism Commission, and Dale E. Bonner. The complaint sought injunctive and declaratory relief, that all assessments collected and to be collected be held in trust, unspecified monetary damages, interest, attorneys' fees and costs. The district court has dismissed all of plaintiffs' claims against all defendants. Plaintiffs have appealed to the United States Court of Appeals for the Ninth Circuit.

  5.
  Patent Infringement

    On February 19, 2007, we filed an action entitled The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. The suit was filed in the United States District Court for the District of Massachusetts alleging that Enterprise unlawfully engaged in anticompetitive and unfair and deceptive business practices. On September 25, 2007, we filed a second lawsuit, also captioned The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. in the United States District Court for the District of Massachusetts seeking a declaratory judgment that a newly issued patent to Crawford is not infringed by Hertz and is invalid and unenforceable. These two cases were later consolidated and the parties agreed to a non-monetary settlement and joint dismissal in June 2009.

  6.
  Public Liability and Property Damage

    We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us and our licensees. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on our balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future

ITEM 3.    LEGAL PROCEEDINGS (Continued)

    projections of ultimate losses, expenses, premiums and administrative costs. At December 31, 2009 and December 31, 2008 our liability recorded for public liability and property damage matters was $277.8 million and $311.4 million, respectively. The reserve balance decreased as a result of an 8.0% reduction in transaction day volume and a 4.8% reduction in expected cost per transaction day for the current accident year or $27.4 million for all probable pending and future claims. In addition, there was a reduction in the reserve for existing claims of $6.2 million as a result of lower expenses than previously estimated. We believe that our analysis was based on the most relevant information available, combined with reasonable assumptions, and that we may prudently rely on this information to determine the estimated liability. We note the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

We intend to assert that we have meritorious defenses in the foregoing matters and we intend to defend ourselves vigorously.

We have established reserves for matters where we believe that the losses are probable and reasonably estimated, including for various of the matters set forth above. Other than with respect to the reserve established for claims for public liability and property damage, none of those reserves are material. For matters, including those described above, where we have not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. Litigation is subject to many uncertainties and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to us or any of our subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to our consolidated financial condition, results of operations or cash flows in any particular reporting period.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

 EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, number of years employed by our Company as of February 26, 2010 and positions of our executive officers.

Name	Age	Number of Years Employed by Us	Position
Mark P. Frissora	54	3	Chief Executive Officer and Chairman of the Board
Elyse Douglas	53	3	Executive Vice President and Chief Financial Officer
Scott Sider	49	27	Executive Vice President & President, Car Rental and Leasing The Americas
Gerald A. Plescia	54	30	Executive Vice President and President, HERC
Michel Taride	53	24	Executive Vice President and President, Hertz International
John A. Thomas	45	2	Executive Vice President, Global Supply Chain Management
LeighAnne G. Baker	51	2	Senior Vice President, Chief Human Resources Officer
Lois I. Boyd	56	2	Senior Vice President, Process Improvement and Project Management
Richard D. Broome	51	9	Senior Vice President, Corporate Affairs and Communications
Joseph F. Eckroth, Jr.	51	2	Senior Vice President and Chief Information Officer
Jatindar S. Kapur	51	21	Senior Vice President, Finance and Corporate Controller
Michael P. Senackerib	44	1	Senior Vice President, Chief Marketing Officer
Robert J. Stuart	48	2	Senior Vice President, Global Sales
J. Jeffrey Zimmerman	50	2	Senior Vice President, General Counsel & Secretary
R. Scott Massengill	47	1	Vice President and Treasurer

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

Ms. Douglas has served as the Executive Vice President and Chief Financial Officer of Hertz Holdings and Hertz since October 2007 and served as the Treasurer of Hertz Holdings and Hertz from July 2006 until July 2008. Ms. Douglas served as Interim Chief Financial Officer of Hertz and Hertz Holdings from August 2007 until October 2007. Prior to joining Hertz Holdings and Hertz, Ms. Douglas served as

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

Treasurer of Coty Inc. from December 1999 until July 2006. Previously, Ms. Douglas served as an Assistant Treasurer of Nabisco from June 1995 until December 1999. She also served in various financial services capacities for 12 years at Chase Manhattan Bank (now JPMorgan Chase). Ms. Douglas is a CPA and spent three years early in her career in public accounting.

Mr. Sider has served as the Executive Vice President & President, Car Rental and Leasing The Americas of Hertz and Hertz Holdings since January 2010 succeeding Mr. Nothwang after his retirement in December 2009. Mr. Sider has held several senior management positions in the U.S. car rental business since 1983, including Manhattan Area Manager, Vice President of the New England, West Central and Western Regions and, since 2008, Vice President and President, Off-Airport Operations for North America.

Mr. Plescia has served as the Executive Vice President and President, HERC, of Hertz since July 1997 and as the Executive Vice President and President, HERC, of Hertz Holdings since June 2006. From September 1991 until June 1997, he served as Division Vice President, Field Operations, HERC, of Hertz. From August 1979 until August 1991, Mr. Plescia held various operations and financial positions in Hertz's vehicle rental division, including Division Vice President, Northeast Operations.

Mr. Taride has served as the Executive Vice President and President, Hertz International since January 2010. Mr. Taride has served as the Executive Vice President and President, Hertz Europe Limited, of Hertz since January 2004 and as Executive Vice President and President, Hertz Europe Limited, of Hertz Holdings since June 2006 until December 2009. From January 2003 until December 2003, he served as Vice President and President, Hertz Europe Limited. From April 2000 until December 2002, he served as Vice President and General Manager, Rent A Car, Hertz Europe Limited. From July 1998 to March 2000, he was General Manager, Rent A Car France and HERC Europe. Previously, he served in various other operating positions in Europe from 1980 to 1983 and from 1985 to 1998.

Mr. Thomas has served as the Executive Vice President, Global Supply Chain Management of Hertz Holdings and Hertz since September 2007. He also serves as Lead Director of the Board of Navigation Solutions L.L.C., which is the exclusive provider of the Hertz Neverlost units and related services. Prior to joining Hertz Holdings and Hertz, Mr. Thomas served as Group Senior Vice President, Business Process Outsourcing and Business Operations, for R.R. Donnelley & Sons Company from May 2003 through September 2007. Prior to joining R.R. Donnelley, Mr. Thomas worked with General Electric Company for 13 years in positions of increasing responsibility across multiple business units, including serving as General Manager, Global Supply Chain for the Aircraft Engines business from 2000 through 2003.

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

Ms. Boyd has served as the Senior Vice President, Process Improvement and Project Management of Hertz Holdings and Hertz since November 2007. Prior to joining Hertz Holdings and Hertz, Ms. Boyd served in a variety of senior leadership roles at Tenneco Inc. from April 1997 to November 2007, including Vice President and General Manager of Global Commercial Vehicle Systems and Specialty Markets, and Vice President, Global Program Management.

Mr. Broome has served as the Senior Vice President, Corporate Affairs and Communications of Hertz Holdings and Hertz since March 2008. Previously, Mr. Broome served as Vice President, Corporate Affairs and Communications of Hertz Holdings and Hertz from August 2000 to March 2008. From March

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

1996 to August 2000, Mr. Broome served as Vice President, Government Affairs and Communications for Selective Insurance Company, Inc. and from January 1987 to March 1996 as Counsel, Legal Affairs, of Aetna Life and Casualty. Prior to that, Mr. Broome served in government affairs roles for The Travelers Insurance Group and the Connecticut Business and Industry Association.

Mr. Eckroth has served as Senior Vice President and Chief Information Officer of Hertz Holdings and Hertz since June 2007 and Global Customer Care since April 2009. Prior to joining Hertz Holdings and Hertz, Mr. Eckroth served as Executive Vice President and Chief Operating Officer of New Century Financial Corporation from January 2006 through June 2007. He joined New Century Financial Corporation as Chief Information Officer in August 2005. Previously, Mr. Eckroth served as the Chief Information Officer for Mattel, Inc. and two of General Electric's business units, GE Medical Systems and GE Industrial Systems.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF COMMON STOCK

Our common stock began trading on the NYSE on November 16, 2006. On February 23, 2010, there were 1,549 registered holders of our common stock. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported by the NYSE:

2008	High	Low
1st Quarter	15.85	9.90
2nd Quarter	14.70	9.53
3rd Quarter	10.57	5.52
4th Quarter	7.84	1.55
2009
1st Quarter	6.27	1.97
2nd Quarter	9.55	3.61
3rd Quarter	11.99	7.72
4th Quarter	12.55	8.82

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

CURRENT DIVIDEND POLICY

We paid no cash dividends on our common stock in 2008 or 2009, and we do not expect to pay dividends on our common stock for the foreseeable future. The agreements governing our indebtedness restrict our ability to pay dividends. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing."

USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

In May and June 2009, we completed a follow-on public offering of 52,900,000 shares of our common stock at a price of $6.50 per share with proceeds before underwriting discounts and offering expenses of approximately $343.9 million, or the "Common Stock Public Offering." In addition, in July 2009 we completed a private offering to investment funds affiliated with CD&R and Carlyle of an additional 32,101,182 shares of our common stock at a price of $6.23 per share (the same price per share paid to us by the underwriters in the Common Stock Public Offering) with proceeds to us of approximately $200.0 million, or the "Private Offering." Giving effect to the Common Stock Public Offering and the Private Offering, the Sponsors' ownership percentage in us is approximately 51%.

In May and June 2009, we also completed a public offering of an aggregate principal amount of $474,755,000 of 5.25% convertible senior notes due 2014, or the "Convertible Debt Public Offering."

We used the net proceeds from the Common Stock Public Offering, the Private Offering and the Convertible Debt Public Offering, collectively the "2009 Hertz Holdings Offerings," to increase our liquidity and for general corporate purposes.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

RECENT PERFORMANCE

The following graph compares the cumulative total stockholder return on Hertz Global Holdings, Inc. common stock with the Russell 1000 Index and the Hemscott Industry Group 761—Rental & Leasing Services. The Russell 1000 Index is included because it is comprised of the 1,000 largest publicly traded issuers and has a median total market capitalization of approximately $4.2 billion, which is similar to our total market capitalization. The Hemscott Industry Group 761—Rental & Leasing Services is a published, market capitalization-weighted index representing 34 stocks of companies that rent or lease various durable goods to the commercial and consumer market including cars and trucks, medical and industrial equipment, appliances, tools and other miscellaneous goods, including Hertz Global Holdings, Inc., ABG, DTG, RSC and URI.

The results are based on an assumed $100 invested on November 15, 2006, at the market close, through December 31, 2009. Trading in our common stock began on the NYSE on November 16, 2006.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG HERTZ GLOBAL HOLDINGS, INC.,
RUSSELL 1000 INDEX AND HEMSCOTT GROUP INDEX
ASSUMES DIVIDEND REINVESTMENT

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Equity Compensation Plan Information

The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,110,304	$9.38	8,945,911
Equity compensation plans not approved by security holders	—	N/A	—

Total	14,110,304	$9.38	8,945,911

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information and other data for our business. The selected consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007, and the selected consolidated balance sheet data as of December 31, 2009 and 2008 presented below were derived from our consolidated financial statements and the related notes thereto included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." The "Successor period ended December 31, 2005" refers to the 11-day period from December 21, 2005 to December 31, 2005 and the "Predecessor period ended December 20, 2005" refers to the period from January 1, 2005 to December 20, 2005. The term "Successor" refers to us following the Acquisition and the term "Predecessor" refers to us prior to the closing date, December 21, 2005, when an indirect, wholly-owned subsidiary of Hertz Holdings acquired all of Hertz's common stock from Ford Holdings pursuant to a Stock Purchase Agreement, dated as of September 12, 2005, among Ford, Ford Holdings and Hertz Holdings (previously known as CCMG Holdings, Inc.).

You should read the following information in conjunction with the section of this Annual Report entitled "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and

ITEM 6.    SELECTED FINANCIAL DATA (Continued)

our consolidated financial statements and related notes thereto included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

	Successor					Predecessor
					For the Periods From
	Years ended December 31,				December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005

(In millions of dollars, except per share data)	2009	2008	2007	2006
Statement of Operations Data(a)
Revenues:
Car rental	$5,872.9	$6,730.4	$6,800.7	$6,273.6	$129.4	$5,820.5
Equipment rental	1,110.2	1,657.3	1,755.3	1,672.1	22.5	1,392.4
Other(b)	118.4	137.4	129.6	112.7	2.6	101.8

Total revenues	7,101.5	8,525.1	8,685.6	8,058.4	154.5	7,314.7

Expenses:
Direct operating	4,084.2	4,930.0	4,644.1	4,476.0	103.0	4,086.3
Depreciation of revenue earning equipment(c)	1,931.4	2,194.2	2,003.4	1,757.2	43.8	1,555.9
Selling, general and administrative	641.1	769.6	775.9	723.9	15.1	623.4
Interest expense	680.3	870.0	916.7	943.3	26.9	510.3
Interest and other income, net(d)	(64.5)	(24.8)	(41.3)	(42.6)	(1.1)	(36.1)
Impairment charges(e)	—	1,168.9	—	—	—	—

Total expenses	7,272.5	9,907.9	8,298.8	7,857.8	187.7	6,739.8

Income (loss) before income taxes and noncontrolling interest	(171.0)	(1,382.8)	386.8	200.6	(33.2)	574.9
(Provision) benefit for taxes on income(f)	59.7	196.9	(102.6)	(68.0)	12.2	(191.3)

Net income (loss)	(111.3)	(1,185.9)	284.2	132.6	(21.0)	383.6
Less: Net income attributable to noncontrolling interest	(14.7)	(20.8)	(19.7)	(16.7)	(0.3)	(12.3)

Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(126.0)	$(1,206.7)	$264.5	$115.9	$(21.3)	$371.3

Weighted average shares outstanding (in millions)(g)
Basic	371.5	322.7	321.2	242.5	229.5	229.5
Diluted	371.5	322.7	325.5	243.4	229.5	229.5
Earnings (loss) per share(g)
Basic	$(0.34)	$(3.74)	$0.82	$0.48	$(0.09)	$1.62
Diluted	$(0.34)	$(3.74)	$0.81	$0.48	$(0.09)	$1.62

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data
Cash and cash equivalents	$985.6	$594.3	$730.2	$674.5	$843.9
Total assets(h)	16,002.4	16,451.4	19,255.7	18,677.4	18,580.9
Total debt	10,364.4	10,972.3	11,960.1	12,276.2	12,515.0
Total equity(i)(j)	2,097.4	1,488.3	2,934.4	2,549.4	2,275.1

(a)
Amounts within the Statement of Operations Data reflects the retrospective application of Accounting Standards Codification, or "ASC," 810-10, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51," or "ASC 810-10," which primarily changed the presentation of net income from noncontrolling interest (formerly

ITEM 6.    SELECTED FINANCIAL DATA (Continued)

  minority interest) and also changed the description of line items, therefore, historical Net income (loss) is now known as Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder.

(b)
Includes fees and certain cost reimbursements from our licensees and revenues from our car leasing operations and third-party claim management services.

(c)
For the years ended December 31, 2009, 2008, 2007 and 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005, depreciation of revenue earning equipment was increased by $19.3 million, $32.7 million and $0.6 million and reduced by $13.1 million, $1.2 million and $33.8 million, respectively, resulting from the net effects of changing depreciation rates to reflect changes in the estimated residual value of revenue earning equipment. For the years ended December 31, 2009, 2008, 2007 and 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005, depreciation of revenue earning equipment includes net losses of $76.5 million, $83.1 million and $21.2 million and net gains of $35.9 million, $2.1 million and $68.3 million, respectively, from the disposal of revenue earning equipment.

(d)
For the year ended December 31, 2009, reflects interest income of $16.0 million and a gain of $48.5 million, net of transaction costs, recorded in connection with the buyback of portions of our senior notes and senior subordinated notes. This amount for all other years and periods reflected above consists of interest income.

(e)
For the year ended December 31, 2008, we recorded non-cash impairment charges related to our goodwill, other intangible assets and property and equipment.

(f)
For the years ended December 31, 2009 and 2008, we established additional valuation allowances of $45.1 million and $53.3 million, respectively, relating to the realization of deferred tax assets attributable to net operating losses, credits and other temporary differences in various jurisdictions. Additionally, certain tax reserves were recorded and certain tax reserves were released due to settlement for various uncertain tax positions in Federal, state and foreign jurisdictions. For the year ended December 31, 2007, we reversed a valuation allowance of $9.1 million relating to the realization of deferred tax assets attributable to net operating losses and other temporary differences in certain European countries. Additionally, certain tax reserves were recorded for various uncertain tax positions in Federal, state and foreign jurisdictions. For the year ended December 31, 2006, we established valuation allowances of $9.8 million relating to the realization of deferred tax assets attributable to net operating losses and other temporary differences in certain European countries. Additionally, certain tax reserves were recorded for certain federal and state uncertain tax positions. The Predecessor period ended December 20, 2005 includes the reversal of a valuation allowance on foreign tax credit carryforwards of $35.0 million (established in 2004) and favorable foreign tax adjustments of $5.3 million relating to periods prior to 2005, partly offset by a $31.3 million provision relating to the repatriation of foreign earnings.

(g)
Amounts for the Successor period ended December 31, 2005 and the Predecessor period are computed based upon 229,500,000 shares of common stock outstanding immediately after the Acquisition applied to our historical net income (loss) amounts. Amounts for the Successor years ended December 31, 2009, 2008, 2007 and 2006 are computed based on the weighted average shares outstanding during the period applied to our historical net income (loss) amount.

(h)
Substantially all of our revenue earning equipment, as well as certain related assets, are owned by special purpose entities, or are subject to liens in favor of our lenders under the Senior ABL Facility, our asset-backed securities program, the International Fleet Debt Facilities, the International ABS Fleet Financing Facility, the fleet financing facilities relating to our car rental fleets in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands; Brazil; Canada; Belgium; and our Capitalized leases. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under our Senior Credit Facilities, and substantially all our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under the International Fleet Debt Facilities and International ABS Fleet Financing Facility or (in the case of our Canadian HERC business) our Senior ABL Facility. None of such assets are available to satisfy the claims of our general creditors. For a description of those facilities, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

(i)
Amounts reflect the retrospective application of ASC 810-10, which changed the presentation of noncontrolling interest (formerly minority interest) to be part of Total equity, therefore noncontrolling interest was added to the historical Stockholder's equity.

(j)
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

  •
  Selling, general and administrative expenses (including advertising); and

  •
  Interest expense.

The car and equipment rental industries are significantly influenced by general economic conditions. In the final three months of 2008 and in 2009, both the car and equipment rental markets experienced unprecedented declines due to the precipitous slowdown in consumer spending as well as significantly reduced demand for industrial and construction equipment. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic, while the equipment rental segment is being impacted by the difficult economic and business environment as

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

investment in commercial construction and the industrial markets slow. The United States and international markets are currently experiencing a significant decline in economic activities, including a tightening of the credit markets, reduced airline passenger traffic, reduced consumer spending and volatile fuel prices. During 2008 and 2009, these market conditions resulted in a rapid decline in the volume of car rental and equipment rental transactions, soft industry pricing and lower residual values for the non-program cars and equipment that we sold. See "Item 1A—Risk Factors" in this Annual Report.

Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price or residual values of cars and equipment or interest rates can also have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to increase the proportion of non-program cars we have in our worldwide fleet. In the U.S., for the year ended December 31, 2009, the percentage of non-program cars was 51% as compared to 45% for the year ended December 31, 2008. For the year ended December 31, 2009, the percentage of non-program cars in our international fleet was 39%, compared to 41% for the year ended December 31, 2008.

In early 2010, Toyota announced recalls. As such, we temporarily took a portion of our Toyota fleet out of service. Approximately 13% of our total U.S. car rental fleet was affected by the largest of these recalls. We rapidly made repairs to the recalled vehicles, and this situation is now completely resolved. There was a short-term impact on our business to cover the costs associated with repairing these vehicles; however, we believe that this recall will not have a long-term material impact on our business. Also, we unfortunately turned away some, but not a significant number of rentals as a result of the recall. We are also working closely with Toyota to minimize our financial exposure. See "Item 1A—Risk Factors—Risks Related to Our Business—Manufacturer recalls could create risks to our business."

In the year ended December 31, 2009, our per car vehicle depreciation costs decreased approximately 4% and increased approximately 7% in the United States and Europe, respectively, as compared to the prior year period. Our per car vehicle depreciation costs in the United States for 2008 increased approximately 6% from our per car vehicle depreciation costs for 2007 and increased approximately 20% in Europe year-over-year. We expect our per car vehicle depreciation costs for the full year of 2010 in the United States and Europe to be lower than 2009. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures. See "Liquidity and Capital Resources" below.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

As part of our ongoing effort to implement our strategy of reducing operating costs, we have evaluated our workforce and operations and made adjustments, including headcount reductions and business process re-engineering resulting in optimized work flow at rental locations and maintenance facilities as well as streamlined our back-office operations and evaluated potential outsourcing opportunities. When we made adjustments to our workforce and operations, we incurred incremental expenses that delay the benefit of a more efficient workforce and operating structure, but we believe that increased operating efficiency and reduced costs associated with the operation of our business are important to our long-term competitiveness.

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

During the third and fourth quarters of 2009, our equipment rental business incurred charges mainly for costs related to facility lease obligations for previously closed branches and additional losses on the disposal of remaining surplus equipment related to these locations. Our European car rental business incurred employee termination benefits costs associated with the migration of work to the European shared service center and the creation of two regions within Europe to manage our European country operations. Additionally, in the third quarter of 2009, our European car rental business recognized a loss on sale of a building due to reduced office space needs resulting from headcount reductions. The third and fourth quarter 2009 restructuring charges included employee termination liabilities covering approximately 300 and 250 employees, respectively.

For further information on actions taken in 2007 and 2008, see Note 11 to the Notes to our consolidated financial statements included in this Annual Report under caption "Item 8—Financial Statements and Supplementary Data."

For the years ended December 31, 2009, 2008 and 2007, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $106.8 million, $216.1 million and $96.4 million, respectively.

Additional efficiency and cost saving initiatives are being developed in 2010. However, we presently do not have firm plans or estimates of any related expenses. See Note 11 to the Notes to our consolidated financial statements included in this Annual Report under caption "Item 8—Financial Statements and Supplementary Data."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

For the year ended December 31, 2009, based on publicly available information, we believe some U.S. car rental companies experienced declines in transaction days and varying rental rate revenue per transaction day, or "RPD," compared to the year ended December 31, 2008. For the year ended December 31, 2009, in the United States, we experienced a 7.1% decrease in transaction days and a 1.6% decrease in RPD versus 2008. During the year ended December 31, 2009, in our European operations, we experienced a low double digit decrease in transaction days and a low single digit decrease in RPD versus 2008.

In the three years ended December 31, 2009, we increased the number of our off-airport rental locations in the United States by approximately 7% to approximately 1,700 locations. Revenues from our U.S. off-airport operations represented $954.0 million, $975.9 million and $963.8 million of our total car rental revenues in the years ended December 31, 2009, 2008 and 2007, respectively. In 2010 and subsequent years, our strategy will include selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.

For the years ended December 31, 2007, 2008 and 2009, based on publicly available information, we believe the U.S. equipment rental industry experienced downward pricing. HERC experienced higher equipment rental volumes and pricing worldwide for the year ended December 31, 2007, with pricing increases in 2007 attributable to higher price activity in Canada and Europe offsetting lower price activity in the U.S. HERC experienced lower equipment rental volumes and pricing worldwide for the years ended December 31, 2008 and 2009.

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

Revenue Earning Equipment

Our principal assets are revenue earning equipment, which represented approximately 55% of our total assets as of December 31, 2009. Revenue earning equipment consists of vehicles utilized in our car

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

rental operations and equipment utilized in our equipment rental operations. For the year ended December 31, 2009, 53% of the vehicles purchased for our combined U.S. and international car rental fleets were subject to repurchase by automobile manufacturers under contractual repurchase and guaranteed depreciation programs, subject to certain manufacturers' car condition and mileage requirements, at a specific price during a specified time period. These programs limit our residual risk with respect to vehicles purchased under these programs. For all other vehicles, as well as equipment acquired by our equipment rental business, we use historical experience and monitor market conditions to set depreciation rates. When revenue earning equipment is acquired, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage and equipment usage) and the targeted age of equipment at the time of disposal. We also estimate the residual value of the applicable revenue earning equipment at the expected time of disposal. The residual values for rental vehicles are affected by many factors, including make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct). The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded on a straight-line basis over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used vehicle and equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices and incentives offered by manufacturers of new cars. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of revenue earning equipment in response to changing market conditions. Upon disposal of revenue earning equipment, depreciation expense is adjusted for the difference between the net proceeds received and the remaining net book value.

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

Goodwill and Other Intangible Assets

We review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable, and also review goodwill annually. Goodwill impairment is deemed to exist if the carrying value of goodwill exceeds its fair value. Goodwill must be tested at least annually using a two-step process. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. We estimate the fair value of our reporting units using a discounted cash flow methodology. The cash flows represent management's most recent planning assumptions. These assumptions are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings generated by our ongoing restructuring activities. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. A significant decline in the projected cash flows or a change in the weighted average cost of capital used to determine fair value could result in a future goodwill impairment charge.

In the fourth quarter 2009, we performed our annual impairment analysis based upon market data as of October 1, 2009 and concluded that there was no impairment related to our goodwill and our other indefinite-lived intangible assets.

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

As a result of the Acquisition, we also have recognized significant intangible assets. We re-evaluate the estimated useful lives of our intangible assets annually or as circumstances change. Those intangible assets considered to have indefinite useful lives, including our trade name, are evaluated for impairment on an annual basis, by comparing the fair value of the intangible assets to their carrying value. In addition, whenever events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable, we will perform an impairment review. Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment.

The valuation of our indefinite-lived assets utilized the relief from royalty method, which incorporates cash flows and discount rates comparable to those discussed above. The royalty rates utilized in this valuation were based on actual licensing agreements. We also considered the excess earnings as a

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

percentage of revenues to ensure their reasonableness. Our analysis supported our conclusion that an impairment did not exist.

See Note 2 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Derivatives

We periodically enter into cash flow and other hedging transactions to specifically hedge exposure to various risks related to interest rates, fuel prices and foreign currency rates. Derivative financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. All derivatives are recorded on the balance sheet as either assets or liabilities measured at their fair value. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is recognized currently in earnings within the same line item as the hedged item, based upon the nature of the hedged item. For derivative instruments that are not part of a qualified hedging relationship, the changes in their fair value are recognized currently in earnings. The valuation methods used to mark these to market are either market quotes (for fuel swaps and foreign exchange instruments) or a discounted cash flow method (for interest rate swaps and interest rate caps). The key inputs for the discounted cash flow method are the current yield curve and the credit default swap spread. These are subject to change based on movements in items such as the London inter-bank offered rate, or "LIBOR," our credit worthiness and unleaded gasoline and diesel fuel prices.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Subsequent changes to enacted tax rates and changes to the global mix of earnings will result in changes to the tax rates used to calculate deferred taxes and any related valuation allowances. Provisions are not made for income taxes on undistributed earnings of international subsidiaries that are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes. Future distributions, if any, from these international subsidiaries to the United States or changes in U.S. tax rules may require a change to reflect tax on these amounts. We have recorded a deferred tax asset for unutilized net operating loss carryforwards in various tax jurisdictions. In the future years when assessing whether a benefit from the utilization of those net operating losses should be allowed, the taxing authorities may examine the positions that led to the generations of those net operating losses. If the utilization of any of those losses are disallowed a deferred tax liability may have to be recorded.

See Note 7 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Stock-Based Compensation

The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

required to provide service in exchange for the award. We estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected term, dividend yield, risk-free interest rate and forfeiture rate. These factors combined with the stock price on the date of grant result in a fixed expense which is recorded on a straight-line basis over the vesting period. The key factors used in the valuation process, other than the forfeiture rate, remained unchanged from the date of grant. Because the stock of Hertz Holdings became publicly traded in November 2006 and has a short trading history, it is not practicable for us to estimate the expected volatility of our share price, or a peer company share price, because there is not sufficient historical information about past volatility. Therefore, we use the calculated value method to estimate the expected volatility, based on the Dow Jones Specialized Consumer Services sub-sector within the consumer services industry, and we use the U.S. large capitalization component, which includes the top 70% of the index universe (by market value). We use the simplified method for estimating the expected term. We believe it is appropriate to continue to use this simplified method because we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time our common stock has been publicly traded. The assumed dividend yield is zero. The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity approximately equal to the expected term of the options, as of the grant dates. We assume that in each year, 1% of the options that are outstanding but not vested will be forfeited, based on our U.S. pension plan withdrawal rate assumptions. Considering our brief history of issuing stock options and higher than average recent employee turnover, especially among option holders, we will assess next year if a change in this assumption is warranted. The non-cash stock-based compensation expense associated with the Hertz Global Holdings, Inc. Stock Incentive Plan, or the "Stock Incentive Plan," the Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Director Plan," and the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan," are pushed down from Hertz Holdings and recorded on the books at the Hertz level. See Note 5 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Results of Operations

In the following discussion, comparisons are made between the years ended December 31, 2009, 2008 and 2007. The following table sets forth for each of the periods indicated, the percentage of total

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

revenues represented by the various line items in our consolidated statements of operations (in millions of dollars):

				Percentage of Revenues
	Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007
Revenues:
Car rental	$5,872.9	$6,730.4	$6,800.7	82.7%	79.0%	78.3%
Equipment rental	1,110.2	1,657.3	1,755.3	15.6	19.4	20.2
Other	118.4	137.4	129.6	1.7	1.6	1.5

Total revenues	7,101.5	8,525.1	8,685.6	100.0	100.0	100.0

Expenses:
Direct operating	4,084.2	4,930.0	4,644.1	57.5	57.8	53.4
Depreciation of revenue earning equipment	1,931.4	2,194.2	2,003.4	27.2	25.8	23.1
Selling, general and administrative	641.1	769.6	775.9	9.0	9.0	8.9
Interest expense	680.3	870.0	916.7	9.6	10.2	10.6
Interest and other income, net	(64.5)	(24.8)	(41.3)	(0.9)	(0.3)	(0.5)
Impairment charges	—	1,168.9	—	—	13.7	—

Total expenses	7,272.5	9,907.9	8,298.8	102.4	116.2	95.5

Income (loss) before income taxes and noncontrolling interest	(171.0)	(1,382.8)	386.8	(2.4)	(16.2)	4.5
(Provision) benefit for taxes on income	59.7	196.9	(102.6)	0.8	2.3	(1.2)

Net income (loss)	(111.3)	(1,185.9)	284.2	(1.6)	(13.9)	3.3
Less: Net income attributable to noncontrolling interest	(14.7)	(20.8)	(19.7)	(0.2)	(0.2)	(0.2)

Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(126.0)	$(1,206.7)	$264.5	(1.8)%	(14.1)%	3.1%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for each of the periods indicated:

	Years Ended, or as of December 31,
	2009	2008	2007
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	24,520	27,373	28,977
Domestic	17,791	19,822	21,547
International	6,729	7,551	7,430
Worldwide transaction days (in thousands)(a)	117,601	127,890	129,355
Domestic	79,644	85,702	88,990
International	37,957	42,188	40,365
Worldwide rental rate revenue per transaction day(b)	42.68	43.31	44.44
Domestic	42.20	42.88	43.77
International	43.71	44.19	45.92
Worldwide average number of company-operated cars during the period	410,900	455,200	461,100
Domestic	274,000	302,200	313,300
International	136,900	153,000	147,800
Adjusted pre-tax income (in millions of dollars)(c)	$465.3	$289.1	$605.0
Worldwide revenue earning equipment, net (in millions of dollars)	$7,019.3	$6,501.4	$7,610.4
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$989.5	$1,434.7	$1,539.7
Same store revenue growth, including growth initiatives(e)	(29.1)%	(5.7)%	2.9%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,874.7	$3,369.2	$3,305.3
Adjusted pre-tax income (in millions of dollars)(c)	$76.4	$272.0	$373.8
Revenue earning equipment, net (in millions of dollars)	$1,832.3	$2,190.1	$2,697.5

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

  The following table reconciles our car rental revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2008 foreign exchange rates) for the years ended December 31, 2009, 2008 and 2007 (in millions of dollars, except as noted):

	Years Ended December 31,
	2009	2008	2007
Car rental revenue per statement of operations	$5,872.9	$6,730.4	$6,800.7
Non-rental rate revenue	(802.0)	(988.0)	(956.1)
Foreign currency adjustment	(51.2)	(203.6)	(96.2)

Rental rate revenue	$5,019.7	$5,538.8	$5,748.4

Transaction days (in thousands)	117,601	127,890	129,355
Rental rate revenue per transaction day (in whole dollars)	$42.68	$43.31	$44.44
(c)
Adjusted pre-tax income is calculated as income (loss) before income taxes and noncontrolling interest plus non-cash purchase accounting charges, non-cash debt charges and certain one-time charges and non-operational items. Adjusted pre-tax income is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects the financial results from ongoing operations. The following table reconciles income (loss) before income taxes and noncontrolling interest by segment to adjusted pre-tax income by segment for the years ended December 31, 2009, 2008 and 2007 (in millions of dollars):

	Year Ended December 31, 2009
	Car Rental	Equipment Rental
Income (loss) before income taxes and noncontrolling interest	$190.1	$(20.7)
Adjustments:
Purchase accounting(1)	38.2	49.6
Non-cash debt charges(2)	131.7	9.0
Restructuring charges	58.7	38.2
Restructuring related charges(3)	42.3	0.3
Third-party bankruptcy reserve(4)	4.3	—

Adjusted pre-tax income	$465.3	$76.4

	Year Ended December 31, 2008
	Car Rental	Equipment Rental
Loss before income taxes and noncontrolling interest	$(385.3)	$(629.3)
Adjustments:
Purchase accounting(1)	40.2	58.8
Non-cash debt charges(2)	71.1	10.3
Derivative losses(5)	2.2	—
Restructuring charges	98.4	103.2
Restructuring related charges(3)	19.5	3.1
Impairment charges(6)	443.0	725.9

Adjusted pre-tax income	$289.1	$272.0

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

	Year Ended December 31, 2007
	Car Rental	Equipment Rental
Income before income taxes and noncontrolling interest	$468.6	$308.5
Adjustments:
Purchase accounting(1)	35.3	58.1
Non-cash debt charges(2)	66.5	11.2
Derivative gains(5)	(4.1)	—
Restructuring charges	64.5	4.9
Vacation accrual adjustment(7)	(25.8)	(8.9)

Adjusted pre-tax income	$605.0	$373.8

(1)
Represents the purchase accounting effects of the Acquisition on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities. Also represents the purchase accounting effects of subsequent acquisitions on our results of operations relating to increased amortization of intangible assets.

(2)
Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the year ended December 31, 2009, also includes $74.6 million associated with the amortization of amounts pertaining to the de-designation of the Hertz Vehicle Financing LLC, or "HVF," interest rate swaps as effective hedging instruments. During the years ended December 31, 2008 and 2007, also includes $11.8 million and $20.4 million, respectively, associated with the ineffectiveness of our HVF interest rate swaps. During the year ended December 31, 2008, also includes $30.0 million related to the write-off of deferred financing costs associated with those countries outside the United States as to which take-out asset-based facilities have not been entered into. During the year ended December 31, 2007, also includes the write-off of $16.2 million of unamortized debt costs associated with a debt modification.

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

(5)
Represents unrealized and realized gains and losses on our interest rate swaptions.

(6)
Represents non-cash impairment charges related to our goodwill, other intangible assets and property and equipment.

(7)
Represents decreases in the employee vacation accrual relating to a change in our U.S. vacation policy in 2007 which provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 each year.
(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

  revenue to our equipment rental and rental related revenue (based on December 31, 2008 foreign exchange rates) for the years ended December 31, 2009, 2008 and 2007 (in millions of dollars):

	Years ended December 31,
	2009	2008	2007
Equipment rental revenue per statement of operations	$1,110.2	$1,657.3	$1,755.3
Equipment sales and other revenue	(109.1)	(177.1)	(190.2)
Foreign currency adjustment	(11.6)	(45.5)	(25.4)

Rental and rental related revenue	$989.5	$1,434.7	$1,539.7

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

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

REVENUES

	Years Ended December 31,
(in millions of dollars)	2009	2008	$ Change	% Change
Revenues by Segment
Car rental	$5,979.0	$6,858.2	$(879.2)	(12.8)%
Equipment rental	1,110.9	1,658.1	(547.2)	(33.0)%
Other reconciling items	11.6	8.8	2.8	31.8%

Total revenues	$7,101.5	$8,525.1	$(1,423.6)	(16.7)%

Car Rental Segment

Revenues from our car rental segment decreased 12.8%, primarily as a result of lower RPD, an 8.0% decrease in car rental transaction days worldwide and decreases in refueling fees of $124.3 million and airport concession recovery fees of $54.1 million, including the effects of foreign currency translation of approximately $156.9 million.

RPD for worldwide car rental for the year ended December 31, 2009 declined 1.4% from 2008, due to declines in U.S. and International RPD of 1.6% and 1.1%, respectively. U.S. airport RPD decreased 0.2% and U.S. off-airport RPD declined by 2.4%.

Equipment Rental Segment

Revenues from our equipment rental segment decreased 33.0%, primarily due to a 27.2% decrease in equipment rental volume, a 7.4% decline in pricing, a decrease in equipment sales of $65.4 million and the effects of foreign currency translation of approximately $26.9 million.

Other

Revenues from all other sources increased 31.8%, due to increases in revenues from our third-party claim management services.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

EXPENSES

	Years Ended December 31,
(in millions of dollars)	2009	2008	$ Change	% Change
Expenses:
Fleet related expenses	$880.1	$1,210.9	$(330.8)	(27.3)%
Personnel related expenses	1,321.3	1,560.1	(238.8)	(15.3)%
Other direct operating expenses	1,882.8	2,159.0	(276.2)	(12.8)%

Direct operating	4,084.2	4,930.0	(845.8)	(17.2)%
Depreciation of revenue earning equipment	1,931.4	2,194.2	(262.8)	(12.0)%
Selling, general and administrative	641.1	769.6	(128.5)	(16.7)%
Interest expense	680.3	870.0	(189.7)	(21.8)%
Interest and other income, net	(64.5)	(24.8)	(39.7)	160.1%
Impairment charges	—	1,168.9	(1,168.9)	(100.0)%

Total expenses	$7,272.5	$9,907.9	$(2,635.4)	(26.6)%

Total expenses decreased 26.6%, and total expenses as a percentage of revenues decreased from 116.2% for the year ended December 31, 2008 to 102.4% for the year ended December 31, 2009.

Direct Operating Expenses

Direct operating expenses decreased 17.2% as a result of decreases in fleet related expenses, other direct operating expenses and personnel related expenses.

  Fleet related expenses decreased 27.3%. The decrease was primarily related to a reduction in fleet levels as a result of worldwide rental volume demand which resulted in decreases in gasoline costs of $163.0 million, vehicle damage and maintenance costs of $94.4 million, self insurance expense of $37.9 million and equipment rental delivery costs of $26.3 million. All of these decreases include the effects of foreign currency translation of approximately $34.0 million.

  Other direct operating expenses decreased 12.8%. The decrease was primarily related to a reduction in fleet levels as a result of a decrease in worldwide rental volume demand which resulted in decreases in equipment rental cost of goods sold of $51.0 million, concession fees in our car rental operations of $35.7 million, facility expenses of $32.6 million, equipment rental re-rent expense of $17.7 million, charge card fees of $13.9 million, commission fees of $12.5 million and customer service costs of $10.0 million. In addition, restructuring and restructuring related charges decreased by $81.8 million due to actions taken in late 2008. All of these decreases include the effects of foreign currency translation of approximately $61.8 million.

  Personnel related expenses decreased 15.3%. The decrease was primarily related to reductions in wages and benefits as a result of restructuring activities of $220.2 million, reservation costs of $12.1 million and management incentive compensation costs of $6.4 million. All of these decreases include the effects of foreign currency translation of approximately $29.9 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Depreciation of Revenue Earning Equipment

Car Rental Segment

Depreciation of revenue earning equipment for our car rental segment of $1,614.2 million for the year ended December 31, 2009 decreased 12.5% from $1,843.8 million for the year ended December 31, 2008. The decrease was primarily due to a reduction in average fleet operated, higher net proceeds received in excess of book value on the disposal of used vehicles and the effects of foreign currency translation of approximately $42.8 million, partly offset by a $13.2 million net increase in depreciation in certain of our car rental operations resulting from changes in depreciation rates to reflect the estimated residual value of vehicles.

Equipment Rental Segment

Depreciation of revenue earning equipment in our equipment rental segment of $317.2 million for the year ended December 31, 2009 decreased 9.5% from $350.4 million for the year ended December 31, 2008. The decrease was primarily due to a 14.7% reduction in average acquisition cost of rental equipment operated during the period and the effects of foreign currency translation of approximately $6.2 million, partly offset by lower net proceeds received in excess of book value on the disposal of used equipment and a $6.1 million net increase in depreciation in certain of our equipment rental operations resulting from changes in depreciation rates to reflect the estimated residual value of equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 16.7%, due to decreases in advertising, administrative expenses and sales promotion expenses, including the effects of foreign currency translation of approximately $15.8 million.

  Advertising expenses decreased $47.1 million, or 29.4%, primarily due to decreased media advertising and the effects of foreign currency translation of approximately $1.0 million.

  Administrative expenses decreased $44.8 million, or 10.1%, primarily due to reductions in administrative salaries and related costs of $59.5 million and restructuring charges of $3.2 million, including the effects of foreign currency translation of approximately $9.6 million, partly offset by an increase in management incentive compensation costs of $13.6 million.

  Sales promotion expenses decreased $36.6 million, or 22.4%, primarily related to a reduction in sales salaries and commissions of $26.7 million, including the effects of foreign currency translation of approximately $5.2 million.

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $316.1 million for the year ended December 31, 2009 decreased 30.1% from $452.4 million for the year ended December 31, 2008. The decrease was primarily due to a decrease in weighted average interest rate on our borrowings and a decrease in the weighted average debt outstanding due to reduced fleet size.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Equipment Rental Segment

Interest expense for our equipment rental segment of $53.3 million for the year ended December 31, 2009 decreased 51.9% from $110.8 million for the year ended December 31, 2008. The decrease was primarily due to a decrease in weighted average interest rate on our borrowings and a decrease in the weighted average debt outstanding due to reduced fleet size.

Other

Other interest expense relating to interest on corporate debt of $310.9 million for the year ended December 31, 2009 increased 1.3% from $306.8 million for the year ended December 31, 2008.

Interest and Other Income, Net

Interest and other income, net increased $39.7 million due to a gain of $48.5 million, net of transaction costs recorded in connection with the buyback of portions of our Senior Notes and Senior Subordinated Notes, partly offset by a decrease in interest income of $8.8 million. The decrease in interest income related to lower cash balances and interest rates during the period, partly offset by interest income received in connection with a value added tax reclaim in the United Kingdom.

Impairment Charges

Impairment charges represent non-cash impairment charges incurred during the fourth quarter of 2008 relating to our goodwill, other intangible assets and property and equipment. See Notes 1 and 2 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Adjusted Pre-Tax Income

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $465.3 million increased 60.9% from $289.1 million for the year ended December 31, 2008. The increase was primarily due to strong cost management performance, lower overall fleet costs and staffing/wage levels commensurate with rental volumes. Adjustments to our car rental segment income before income taxes and noncontrolling interest on a GAAP basis for the years ended December 31, 2009 and 2008, totaled $275.2 million and $674.4 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $76.4 million decreased 71.9% from $272.0 million for the year ended December 31, 2008. The decrease was primarily due to reductions in volume and pricing and lower net proceeds received in excess of book value on the disposal of used equipment, partly offset by strong cost management performance. Adjustments to our equipment rental segment income before income taxes and noncontrolling interest on a GAAP basis for the years ended December 31, 2009 and 2008, totaled $97.1 million and $901.3 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Ratio of Adjusted Pre-Tax Income to Revenues

Adjusted pre-tax income for our car rental segment as a percent of its revenues increased from 4.2% in 2008 to 7.8% in 2009. Adjusted pre-tax income for our equipment rental segment as a percent of its revenues decreased from 16.4% in 2008 to 6.9% in 2009.

The ratio of adjusted pre-tax income to revenues for our two reportable segments has historically reflected the different environments in which they operate, although the difference has been eliminated for the year ended December 31, 2009 because of the more rapid decline in revenues in our equipment rental segment. Our infrastructure costs are higher within our car rental segment due to the number and type of locations in which it operates and the corresponding headcount. In addition, our revenue earning equipment in our equipment rental segment generates lower depreciation expense due to its longer estimated useful life.

Benefit for Taxes on Income, Net Income Attributable to Noncontrolling Interests and Net Loss Attributable to Hertz Holdings, Inc. and Subsidiaries' Common Stockholders

	Years Ended December 31,
(in millions of dollars)	2009	2008	$ Change	% Change
Loss before income taxes	$(171.0)	$(1,382.8)	$1,211.8	(87.6)%
Benefit for taxes on income	59.7	196.9	(137.2)	(69.7)%

Net loss	(111.3)	(1,185.9)	1,074.6	(90.6)%
Less: Net income attributable to noncontrolling interests	(14.7)	(20.8)	6.1	(29.4)%

Net loss attributable to Hertz Holdings, Inc. and Subsidiaries' common stockholders	$(126.0)	$(1,206.7)	$1,080.7	(89.6)%

Benefit for Taxes on Income

The effective tax rate for the year ended December 31, 2009 was 34.9% as compared to 14.2% in the year ended December 31, 2008. The benefit for taxes on income decreased 69.7%, primarily due to non-recurring 2008 impairment charges. See Note 7 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased 29.4% due to a decrease in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Net Loss Attributable to Hertz Holdings, Inc. and Subsidiaries' Common Stockholders

The net loss attributable to Hertz Holdings, Inc. and Subsidiaries' common stockholders decreased 89.6% primarily due to the impairment of our goodwill, other intangible assets and property and equipment in 2008 and strong cost management performance, partly offset by lower rental volume and pricing in our worldwide car and equipment rental operations, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on net loss was mitigated by

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

REVENUES

	Years Ended December 31,
(in millions of dollars)	2008	2007	$ Change	% Change
Revenues by Segment
Car rental	$6,858.2	$6,920.6	$(62.4)	(0.9)%
Equipment rental	1,658.1	1,755.9	(97.8)	(5.6)%
Other reconciling items	8.8	9.1	(0.3)	(3.3)%

Total revenues	$8,525.1	$8,685.6	$(160.5)	(1.8)%

Car Rental Segment

Revenues from our car rental segment decreased 0.9%, primarily as a result of lower RPD, a 1.1% decrease in car rental transaction days worldwide and a decrease in airport concession recovery fees of $10.4 million, partly offset by the effects of foreign currency translation of approximately $121.4 million and an increase in refueling fees of $31.9 million.

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

Equipment Rental Segment

Revenues from our equipment rental segment decreased 5.6%, primarily due to a 6.1% decrease in equipment rental volume and a 1.4% decline in pricing, partly offset by the effects of foreign currency translation of approximately $19.6 million.

Other

Revenues from all other sources decreased 3.3%, primarily due to decreases in our third-party claim management services.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

EXPENSES

	Years Ended December 31,
(in millions of dollars)	2008	2007	$ Change	% Change
Expenses:
Fleet related expenses	$1,210.9	$1,097.9	$113.0	10.3%
Personnel related expenses	1,560.1	1,609.4	(49.3)	(3.1)%
Other direct operating expenses	2,159.0	1,936.8	222.2	11.5%

Direct operating	4,930.0	4,644.1	285.9	6.2%
Depreciation of revenue earning equipment	2,194.2	2,003.4	190.8	9.5%
Selling, general and administrative	769.6	775.9	(6.3)	(0.8)%
Interest expense	870.0	916.7	(46.7)	(5.1)%
Interest and other income, net	(24.8)	(41.3)	16.5	(40.0)%
Impairment charges	1,168.9	—	1,168.9	100.0%

Total expenses	$9,907.9	$8,298.8	$1,609.1	19.4%

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

  Personnel related expenses decreased by $49.3 million, or 3.1%. The decrease was primarily related to reductions in U.S. wages of $47.0 million, management incentive compensation costs of $26.4 million and information technology costs of $10.1 million, partly offset by increases in international wages and benefits of $24.4 million primarily related to the effects of foreign currency of approximately $20.9 million and an increase in U.S. benefits of $16.5 million primarily relating to the decrease in the employee vacation accrual resulting from a change in our U.S. vacation policy in 2007.

Depreciation of Revenue Earning Equipment

Car Rental Segment

Depreciation of revenue earning equipment for our car rental segment of $1,843.8 million for the year ended December 31, 2008 increased 8.8% from $1,695.4 million for the year ended December 31, 2007. The increase was primarily due to a $36.6 million net increase in depreciation in certain of our car rental

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

operations resulting from changes in depreciation rates to reflect the estimated residual value of vehicles, lower net proceeds received in excess of book value on the disposal of used vehicles and the effects of foreign currency translation of approximately $21.3 million.

Equipment Rental Segment

Depreciation of revenue earning equipment in our equipment rental segment of $350.4 million for the year ended December 31, 2008 increased 13.8% from $308.0 million for the year ended December 31, 2007. The increase was primarily due to lower net proceeds received in excess of book value on the disposal of used equipment, a 1.8% increase in the average acquisition cost of rental equipment operated during the period and the effects of foreign currency translation of approximately $4.4 million, partly offset by a $3.9 million net decrease in depreciation in certain of our equipment rental operations resulting from changes in depreciation rates to reflect the estimated residual value of equipment.

Selling, General and Administrative Expenses

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

  Administrative expenses increased $9.5 million, or 2.2%, primarily due to increases in employee relations and purchasing costs totaling $12.4 million, consultant fees of $9.1 million and an increase in the losses on our interest rate swaptions of $6.2 million, as well as the effects of foreign currency translation of approximately $68.8 million, partly offset by a decrease in management incentive compensation costs of $24.8 million.

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $452.4 million for the year ended December 31, 2008 increased 2.2% from $442.5 million for the year ended December 31, 2007. The increase was primarily due to the effects of foreign currency translation and increased interest expense relating to the International ABS Fleet Financing Facility entered into in 2008.

Equipment Rental Segment

Interest expense for our equipment rental segment of $110.8 million for the year ended December 31, 2008 decreased 24.8% from $147.4 million for the year ended December 31, 2007. The decrease was primarily due to a decrease in weighted average interest rate on our borrowings and a decrease in the weighted average debt outstanding due to reduced fleet size.

Other

Other interest expense relating to interest on corporate debt of $306.8 million for the year ended December 31, 2008 decreased 6.1% from $326.8 million for the year ended December 31, 2007 primarily

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

due to a decrease in weighted average interest rate on our borrowings and a decrease in the weighted average debt outstanding.

Interest and Other Income, Net

Consolidated interest and other income, net decreased 40.0% due to a decrease in interest income as a result of lower consolidated cash balances during the period.

Impairment Charges

Impairment charges represent non-cash impairment charges incurred during the fourth quarter of 2008 relating to our goodwill, other intangible assets and property and equipment. See Notes 1 and 2 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Adjusted Pre-Tax Income

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $289.1 million decreased 52.2% from $605.0 million for the year ended December 31, 2007. The decrease was primarily due to lower RPD, the decrease in car rental transaction days worldwide, higher fleet related costs, increases in other operating costs and lower net proceeds received in excess of book value on the disposal of used vehicles. Adjustments to our car rental segment income before income taxes and noncontrolling interest on a GAAP basis for the years ended December 31, 2008 and 2007, totaled $674.4 million and $136.4 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $272.0 million decreased 27.2% from $373.8 million for the year ended December 31, 2007. The decrease was primarily due a decrease in volume and pricing, higher fleet related costs and lower net proceeds received in excess of book value on the disposal of used equipment. Adjustments to our equipment rental segment income before income taxes and noncontrolling interest on a GAAP basis for the years ended December 31, 2008 and 2007, totaled $901.3 million and $65.3 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments.

Ratio of Adjusted Pre-Tax Income to Revenues

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

	Years Ended December 31,
(in millions of dollars)	2008	2007	$ Change	% Change
Income (loss) before income taxes	$(1,382.8)	$386.8	$(1,769.6)	(457.5)%
(Provision) benefit for taxes on income	196.9	(102.6)	299.5	291.9%

Net income (loss)	(1,185.9)	284.2	(1,470.1)	(517.2)%
Less: Net income attributable to noncontrolling interests	(20.8)	(19.7)	(1.1)	(5.6)%

Net income (loss) attributable to Hertz Holdings, Inc. and Subsidiaries' common stockholders	$(1,206.7)	$264.5	$(1,471.2)	(556.1)%

(Provision) Benefit for Taxes on Income

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

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased 5.6% primarily due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income in 2008 as compared to 2007.

Net Income (Loss) Attributable to Hertz Holdings, Inc. and Subsidiaries' Common Stockholders

The net loss attributable to Hertz Holdings, Inc. and Subsidiaries' common stockholders decreased 556.1% primarily due to the impairment of our goodwill, other intangible assets and property and equipment, lower rental volume and pricing in our worldwide car and equipment rental operations, increased restructuring and restructuring related charges and higher fleet related costs, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on net income (loss) was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $985.6 million, an increase of $391.4 million from December 31, 2008. As of December 31, 2009, we had $365.2 million of restricted cash and cash equivalents to be used for the purchase of revenue earning vehicles and other specified uses under our Fleet Financing facilities (defined below), our LKE Program and to satisfy certain of our self-insurance regulatory reserve requirements. The decrease in restricted cash and cash equivalents of

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

$366.2 million from December 31, 2008 to December 31, 2009, primarily related to the timing of purchases and sales of revenue earning vehicles.

Our domestic and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Puerto Rico, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the year ended December 31, 2009 was $1,775.0 million, a decrease of $769.2 million from the year ended December 31, 2008. The decrease was primarily driven by a decrease in net income before depreciation, amortization, non-cash impairment charges and other non-cash expenses as well as a significant change in accounts payable driven by effective management of vendor terms taken in late 2008 and an increase in cash payments relating to the buydown of our rate on our interest rate swaps and restructuring. Net cash provided by operating activities during the year ended December 31, 2008 was $2,544.2 million, a decrease of $260.5 million from the year ended December 31, 2007. The decrease was primarily driven by a decrease in net income before depreciation, amortization, non-cash impairment charges and other non-cash expenses.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. Net cash used in investing activities during the year ended December 31, 2009 was $1,289.7 million, a decrease of $618.5 million from the year ended December 31, 2008. The decrease is primarily due to a reduction in revenue earning equipment expenditures and the year-over-year change in restricted cash and cash equivalents, partly offset by a decrease in proceeds from the disposal of revenue earning equipment. The year-over-year change in restricted cash and cash equivalents was primarily related to the economic conditions which affected the demand of revenue earning equipment and our LKE Program. Net cash used in investing activities during the year ended December 31, 2008 was $1,908.3 million, a decrease of $150.5 million from the year ended December 31, 2007. The decrease is primarily due to a reduction in revenue earning equipment expenditures, partly offset by a decrease in proceeds from disposal of revenue earning equipment.

For the year ended December 31, 2009, our expenditures for revenue earning equipment were $7,527.3 million and our proceeds from the disposal of such equipment were $6,024.9 million compared to $10,151.0 million and $8,511.2 million, respectively, for the year ended December 31, 2008. For the year ended December 31, 2009, our capital expenditures for property and non-revenue earning equipment were $100.7 million and our proceeds from the disposal of such equipment were $23.7 million compared to $193.8 million and $68.5 million, respectively, for the years ended December 31, 2008.

For the year ended December 31, 2009, net expenditures for revenue earning equipment decreased as compared to 2008. This decrease was due to a decrease in year-over-year expenditures for revenue earning equipment, partly offset by a year-over-year decrease in disposal proceeds relating to revenue earning equipment. For the year ended December 31, 2009, net expenditures for property and equipment were lower than our net expenditures in 2008 relating to a decrease in year-over-year expenditures, partly offset by a year-over-year decrease in disposal proceeds. For the full year 2010, we expect the level of net expenditures for revenue earning equipment, property and non-revenue earning equipment to be higher than the full year 2009. See "—Capital Expenditures" below.

Net cash used in financing activities during the year ended December 31, 2009 was $129.1 million, a decrease of $566.3 million from the year ended December 31, 2008. The decrease is primarily due to increases in proceeds from the issuance of long-term debt, sale of common stock and debt offering, partly offset by increases in repayments under revolving lines of credit, net and repayment of long-term

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

debt. Net cash used in financing activities during the year ended December 31, 2008 was $695.3 million, a decrease of $38.8 million from the year ended December 31, 2007. The decrease is primarily due to decreases repayments of short-term borrowings and long-term debt, partly offset by a decrease in proceeds from short-term borrowings.

Our car rental and equipment rental operations are seasonal businesses with decreased levels of business in the winter months and typically heightened activity during the spring and summer. This is particularly true of our airport car rental operations and our equipment rental operations. To accommodate increased demand, we maintain a larger fleet by holding vehicles and equipment and purchasing additional fleet which increases our financing requirements in the second and third quarters of the year. These seasonal financing needs are funded by increasing the utilization of our various corporate and fleet credit facilities and the variable funding notes portion of our U.S. Fleet Debt facilities as defined in Note 3 to the Notes to our consolidated financial statements included in this Annual Report under caption "Item 8—Financial Statements and Supplemental Data." As business demand moderates during the winter, we reduce our fleet accordingly and dispose of vehicles and equipment. The disposal proceeds are used to reduce debt.

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

As of December 31, 2009, we had approximately $10,364.4 million of total indebtedness outstanding. Cash paid for interest during the year ended December 31, 2009, was $635.2 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Acquisition and from the funding of our costs of operations and capital expenditures.

In 2009 we raised new capital intended to fund the 2010 fleet debt maturities as they occur. We began addressing these liquidity needs at the end of the second quarter and the beginning of the third quarter by completing the 2009 Hertz Holdings Offerings, pursuant to which we received approximately $990 million of net proceeds, after deducting underwriting discounts and commissions and before offering expenses payable by Hertz Holdings.

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

In October 2009 HVF issued $1.2 billion in aggregate principal amount of new medium term notes (3 and 5 year) Series 2009-2 rental car asset backed notes, or the "Series 2009-2 Notes." The 3 year notes carry a 4.26% coupon (4.30% yield) and the 5 year notes carry a 5.29% coupon (5.35% yield) with expected final maturities in 2013 and 2015, respectively. The advance rate on the notes is approximately 66%. In general, we expect to use the Series 2009-2 Notes to replace the Series 2005-1 and Series 2005-2 rental car asset backed notes, or the "2005 Notes," as they mature in 2010.

Based on all that we have been able to accomplish in 2009, our current availability under our various credit facilities and our business plan, we believe we have sufficient liquidity to meet our 2010 debt maturities. We still need to refinance approximately $1.2 billion of our international fleet debt that matures in December 2010 and we are currently in discussions with banks and lenders to review our refinancing options; however there can be no assurance that we will be able to refinance this indebtedness on terms comparable to our recent refinancings, or at all.

A significant number of cars that we purchase are subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, car manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition and mileage requirements. We use this specified price or guaranteed depreciation rate to calculate our asset-backed financing capacity. If any manufacturer of our cars fails to fulfill its repurchase or guaranteed depreciation obligations, due to bankruptcy or otherwise, our asset-backed financing capacity could be decreased, or we may be required to materially increase the credit enhancement levels relating to the financing of the fleet vehicles provided by such bankrupt manufacturer under certain of our Fleet Financing Facilities. For a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed financing, see "Item 1A—Risk Factors—Risks Related to Our Business—The failure of a manufacturer of cars that we own to fulfill its obligations under a repurchase or guaranteed depreciation program could expose us to loss on those cars and adversely impact our outstanding asset-backed financing facilities, which could in turn adversely affect our liquidity and results of operations" and "Risks Related to Our Substantial Indebtedness—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleet. For further information concerning our asset-backed financing programs, see "Financing" below. The amount of financing available to us pursuant to these programs depends on a number of factors, many of which are outside our control. In the past several years, Ford and Old General Motors (as defined below), which are the significant suppliers of cars to us on both a program and non-program basis, have experienced deterioration in their operating results and significant declines in their credit ratings.

Immediately prior to Chrysler LLC's bankruptcy, less than 1% of our fleet was comprised of Chrysler LLC vehicles, so its bankruptcy filing has not had a material impact on our business, financial condition or results of operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

General Motors Corporation filed for bankruptcy in June 2009, which we will refer to as "Old General Motors," however, we do not believe that this will have a material long-term impact on our business, financial condition or results of operations, because:

  •
  Old General Motors paid us, and New General Motors, as defined below, continues to pay us, all of the amounts owed under our repurchase programs;

  •
  With the approval of the bankruptcy court, Old General Motors assumed the vehicle repurchase programs it has with us and assigned the repurchase programs to a newly formed company, General Motors Company referred to as "New General Motors";

  •
  New General Motors purchased the assets of Old General Motors from bankruptcy quickly; and

  •
  The resale value of vehicles manufactured by Old General Motors has not declined following its filing.

In the event of a bankruptcy of a car manufacturer, our liquidity would be impacted by several factors including reductions in fleet residual values, as discussed above, and the risk that we would be unable to collect outstanding receivables due to us from such bankrupt manufacturer. In addition, the program cars manufactured by any such company would need to be removed from our fleet or re-designated as non-program vehicles, which would require us to furnish additional collateral enhancement associated with these program vehicles. For a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed financing, see "Item 1A—Risk Factors—Risks Related to Our Business—The failure of a manufacturer of cars that we own to fulfill its obligations under a repurchase or guaranteed depreciation program could expose us to loss on those cars and adversely impact our outstanding asset-backed financing facilities, which could in turn adversely affect our liquidity and results of operations" and "Risks Related to Our Substantial Indebtedness—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

We have a significant amount of debt that will mature over the next several years. The aggregate amounts of maturities of debt for each of the twelve-month periods ending December 31 (in millions of dollars) are as follows: 2010, $4,574.6 (including $1,598.9 of other short-term borrowings); 2011, $122.4; 2012, $1,785.6; 2013, $250.8; 2014, $2,900.6; after 2014, $896.4. For a discussion of these maturities, see "Contractual Obligations." The $1,598.9 million of short-term borrowings included in the 2010 maturity are revolving in nature and do not expire in 2010. As a result of our successful refinancing efforts in 2009 and the strategic cost reduction actions taken in 2008 and 2009 as well as those planned for 2010, we believe that we will remain in compliance with our debt covenants and that cash generated from operations, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next twelve months. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

MBIA and Ambac provide credit enhancements in the form of financial guaranties for our 2005 Notes, with each providing guaranties for approximately half of the $2,871.6 million in principal amount of the 2005 Notes that was outstanding as of December 31, 2009, all of which matures in 2010.

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

Financing

We have a significant amount of indebtedness. For information on our indebtedness, see Note 3 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. The agreements governing our corporate indebtedness require us to comply with two key covenants based on a consolidated leverage ratio and a consolidated interest expense coverage ratio. Our failure to comply with the obligations contained in any agreements governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt becoming immediately due and payable and could further result in a cross default or cross acceleration of our debt issued under other instruments. However, as a result of the above-mentioned actions and planned future actions, we believe that we will remain in compliance with our corporate debt covenants and that cash generated from operations, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next twelve months. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our corporate debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. As of December 31, 2009, we were in compliance with all of these financial covenants.

As of December 31, 2009, we had an aggregate principal amount outstanding of $1,358.6 million pursuant to our Senior Term Facility and no amounts outstanding in our Senior ABL Facility. Under our Senior Credit Facilities, we are required to maintain a specified minimum level of borrowing capacity under our Senior ABL Facility, if we fail to meet these requirements, we will then be subject to financial covenants under that facility, including covenants that will obligate us to maintain a specified debt to Corporate EBITDA leverage ratio and a specified Corporate EBITDA to fixed charges coverage ratio. The financial covenants in our Senior Term Facility include obligations to maintain a specified debt to Corporate EBITDA leverage ratio and a specified Corporate EBITDA to interest expense coverage ratio for specified periods. As of December 31, 2009, Hertz was required under the Senior Term Facility to have a consolidated leverage ratio of not more than 5.00:1 and a consolidated interest expense

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

coverage ratio of not less than 2.25:1. In addition, under our Senior ABL Facility, if there was less than $200.0 million of available borrowing capacity under that facility as of December 31, 2009, Hertz was required to have a consolidated leverage ratio of not more than 5.00:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the quarter then ended. Under the Senior Term Facility, as of December 31, 2009, we had a consolidated leverage ratio of 3.85:1 and a consolidated interest expense coverage ratio of 3.16:1. Since we had maintained sufficient borrowing capacity under our Senior ABL Facility as of December 31, 2009, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see Note 3 to the Notes to our consolidated financial statements included in this Annual Report under caption "Item 8—Financial Statements and Supplemental Data." In addition to the borrowings under our senior credit facilities, we have a significant amount of additional debt outstanding. For a discussion of the risks associated with our significant leverage, see "Item 1A—Risk Factors—Risks Relating to Our Substantial Indebtedness."

Credit Facilities

As of December 31, 2009, the following credit facilities were available for the use of Hertz and its subsidiaries:

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior Term Facility	$—	$—
Senior ABL Facility	1,654.4	925.0

Total Corporate Debt	1,654.4	925.0

Fleet Debt
U.S. Fleet Debt	2,138.1	88.7
International Fleet Debt	851.8	110.0
International ABS Fleet Financing Facility	658.7	110.4
Fleet Financing Facility	17.0	17.0
Brazilian Fleet Financing Facility	6.5	—
Canadian Fleet Financing Facility	158.8	45.1
Belgian Fleet Financing Facility	—	—
Capitalized Leases	101.5	—

Total Fleet Debt	3,932.4	371.2

Total	$5,586.8	$1,296.2

As of December 31, 2009, the Senior Term Facility had approximately $0.6 million available under the letter of credit facility and the Senior ABL Facility had $114.6 million available under the letter of credit facility sublimit.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Our liquidity as of December 31, 2009 was $5.8 billion, which consisted of $1.0 billion of cash and cash equivalents, $0.9 billion of unused commitments under our Senior ABL Facility and $3.9 billion of unused commitments under our Fleet Financing Facilities. Taking into consideration the borrowing base limitations in our Senior ABL Facility and in our Fleet Debt, the amount that we had available for immediate use as of December 31, 2009 under our Senior ABL Facility was $0.9 billion and we had $0.4 billion of over-enhancement that was available under our Fleet Debt. Accordingly, as of December 31, 2009 we had $2.3 billion ($1.0 billion in cash and cash equivalents, $0.9 billion available under our Senior ABL Facility and $0.4 billion available under our various Fleet Debt facilities) in liquidity that was available for our immediate use. Future availability of borrowings under these facilities will depend on borrowing base requirements and other factors, many of which are outside our control. See "Item 1A—Risk Factors—Risks Related to our Substantial Indebtedness—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of our lenders under our various credit facilities. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under our various credit facilities. None of such assets will be available to satisfy the claims of our general creditors.

Contractual Obligations

The following table details the contractual cash obligations for debt and related interest payable, operating leases and concession agreements, ASC 740, "Income Taxes," or "ASC 740," liability and interest and other purchase obligations as of December 31, 2009 (in millions of dollars):

		Payments Due by Period
	Total	2010	2011 to 2012	2013 to 2014	After 2014	All Other
Debt(1)	$10,530.4	$4,574.6	$1,908.0	$3,151.4	$896.4	$—
Interest on debt(2)	1,916.0	463.3	730.1	585.4	137.2	—
Operating leases and concession agreements(3)	1,740.8	404.2	587.0	328.2	421.4	—
ASC 740 liability and interest(4)	27.9	—	—	—	—	27.9
Purchase obligations(5)	4,503.3	4,464.8	37.2	1.3	—	—

Total	$18,718.4	$9,906.9	$3,262.3	$4,066.3	$1,455.0	$27.9

(1)
Amounts represent aggregate debt obligations included in "Debt" in our consolidated balance sheet and include $1,598.9 million of other short-term borrowings. These amounts exclude estimated payments under interest rate swap agreements. See Note 3 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Our short-term borrowings as of December 31, 2009 include, among other items, the amounts outstanding under our Senior ABL Facility, International Fleet Debt facility, International ABS Fleet Financing Facility, Fleet Financing Facility, Brazilian Fleet Financing Facility, Canadian Fleet Financing Facility, Belgian Fleet Financing Facility and our Capitalized Leases. These amounts are considered short-term in nature since they have maturity dates of three months or less; however these facilities are revolving in nature and do not permanently expire at the time of the short-term debt maturity. In addition, we include certain scheduled payments of principal under our ABS Program as short-term borrowings.

(2)
Amounts represent the estimated interest payments based on the principal amounts, minimum non-cancelable maturity dates and applicable interest rates on the debt at December 31, 2009. The minimum non-cancelable obligations under the U.S. Fleet Debt, International Fleet Debt, Senior ABL Facility, International ABS Fleet Financing Facility and the Fleet Financing Facility mature between June 2010 and December 2015.

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

(4)
As of December 31, 2009, represents our ASC 740 liability and ASC 740 net accrued interest and penalties of $22.1 million and $5.8 million, respectively. We are unable to reasonably estimate the timing of our ASC 740 liability and interest and penalty payments in individual years beyond twelve months due to uncertainties in the timing of the effective settlement of tax positions. See Note 7 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

(5)
Purchase obligations represent agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts, which state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Of the total purchase obligations as of December 31, 2009, $4,365.8 million represent fleet purchases where contracts have been signed or are pending with committed orders under the terms of such arrangements. We do not regard our employment relationships with our employees as "agreements to purchase services" for these purposes.

The table excludes our pension and other postretirement benefit obligations. We contributed $42.6 million to our U.S. pension plan during 2009 and expect to contribute between $25 million and $95 million to our U.S. pension plan during 2010. The level of 2010 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation. See Note 4 of the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Capital Expenditures

The table below shows revenue earning equipment and property and equipment capital expenditures and related disposal proceeds received on a cash basis consistent with our revised consolidated statements of cash flows by quarter for 2009, 2008 and 2007 (in millions of dollars). See Note 1 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2009
First Quarter	$1,399.6	$(2,026.1)	$(626.5)	$26.7	$(5.2)	$21.5
Second Quarter	2,140.9	(1,171.5)	969.4	21.6	0.2	21.8
Third Quarter	1,654.0	(965.1)	688.9	20.7	(1.1)	19.6
Fourth Quarter	2,332.8	(1,862.2)	470.6	31.7	(17.6)	14.1

Total Year	$7,527.3	$(6,024.9)	$1,502.4	$100.7	$(23.7)	$77.0

2008
First Quarter	$2,451.0	$(2,026.4)	$424.6	$48.2	$(34.5)	$13.7
Second Quarter	3,626.4	(2,161.9)	1,464.5	47.8	(13.6)	34.2
Third Quarter	2,811.5	(1,821.9)	989.6	56.8	(14.2)	42.6
Fourth Quarter	1,262.1	(2,501.0)	(1,238.9)	41.0	(6.2)	34.8

Total Year	$10,151.0	$(8,511.2)	$1,639.8	$193.8	$(68.5)	$125.3

2007
First Quarter	$2,941.5	$(2,508.4)	$433.1	$41.1	$(21.9)	$19.2
Second Quarter	3,539.5	(2,238.6)	1,300.9	59.7	(16.6)	43.1
Third Quarter	2,758.9	(1,657.6)	1,101.3	7.0	(15.8)	(8.8)
Fourth Quarter	1,917.9	(2,917.2)	(999.3)	82.1	(31.5)	50.6

Total Year	$11,157.8	$(9,321.8)	$1,836.0	$189.9	$(85.8)	$104.1

Revenue earning equipment expenditures in our car rental operations were $7,442.3 million, $9,838.7 million and $10,472.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Revenue earning equipment expenditures in our equipment rental operations were $85.0 million, $312.3 million and $685.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Revenue earning equipment expenditures in our car rental and equipment rental operations for the year ended December 31, 2009 decreased by 24.4% and 72.8%, respectively, compared to the year ended December 31, 2008. The decrease in our car rental revenue earning equipment expenditures was primarily due to lower rental volumes during the year ended December 31, 2009 as compared to the year ended December 31, 2008, which required us to maintain lower fleet levels. The decrease in our equipment rental operations revenue earning equipment expenditures is primarily due to a general reduction in spending due to lower demand for equipment related to the economic downturn during the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Revenue earning equipment expenditures in our car rental and equipment rental operations for the year ended December 31, 2008 decreased by 60.5% and 54.4%, respectively, compared to the year ended December 31, 2007. The decrease in our car rental revenue earning equipment expenditures was primarily due to lower rental volumes during the year ended December 31, 2008 as compared to the year ended December 31, 2007, which required us to maintain lower fleet levels. The decrease in our equipment rental operations revenue earning equipment expenditures is primarily due to reduced spending on earth moving equipment as a result of slowing non-residential construction growth and the aging of our equipment rental fleet during the year ended December 31, 2008 as compared to the year ended December 31, 2007.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Property and equipment expenditures in our car rental operations were $90.8 million, $139.8 million and $128.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Property and equipment expenditures in our equipment rental operations were $9.4 million, $44.4 million and $58.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Property and equipment expenditures for all other activities were $0.5 million, $9.6 million and $2.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Property and equipment expenditures in our car rental operations, equipment rental operations and for all other activities for the year ended December 31, 2009 decreased by 35.1%, 78.8% and 94.8%, respectively, compared to the year ended December 31, 2008. These decreases are a result of managing our capital expenditures during the recent economic downturn. Property and equipment expenditures in our car rental operations, equipment rental operations and for all other activities for the year ended December 31, 2008 increased by 8.6%, decreased by 24.1% and increased by 255.6%, respectively, compared to the year ended December 31, 2007.

Off-Balance Sheet Commitments

As of December 31, 2009 and December 31, 2008, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Sponsors; Directors

Hertz has entered into customary indemnification agreements with Hertz Holdings, the Sponsors and our stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, our stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We also entered into indemnification agreements with each of our directors. We do not believe that these indemnifications are reasonably likely to have a material impact on us.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

matters have been accrued, and those expenses are reflected in our consolidated financial statements. As of December 31, 2009 and 2008, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our consolidated balance sheet in "Other accrued liabilities" were $2.0 million and $2.2 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Risk Management

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see "Item 1—Business—Risk Management."

Market Risks

We are exposed to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and fluctuations in gasoline prices. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. For more information on these exposures, see Note 12 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Interest Rate Risk

From time to time, we may enter into interest rate swap agreements and/or interest rate cap agreements to manage interest rate risk. See Notes 3 and 13 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

We have a significant amount of debt (including under our U.S. and International Fleet Debt facilities, other international fleet debt facilities, International ABS Fleet Financing Facility and Senior ABL Facility) with variable rates of interest based generally on LIBOR, Euro inter-bank offered rate, or "EURIBOR," or their equivalents for local currencies plus an applicable margin. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt.

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of December 31, 2009, our net income would decrease by an estimated $17.2 million over a twelve-month period.

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

Foreign Currency Risk

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of December 31, 2009, were approximately $0.1 million, and we limit counterparties to financial institutions that have strong credit ratings. As of December 31, 2009 and December 31, 2008, the fair value of all outstanding foreign currency options was approximately $0.0 million and $0.5 million, respectively, which was recorded in our consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the foreign currency options was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these options are included in our results of operations.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans. The forward rate is reflected in the intercompany loan rate to the subsidiaries, and as a result, the forward contracts have no material impact on our results of operations.

In connection with the Transactions, we issued €225 million of Senior Euro Notes. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our international operations. As a result of this net investment hedge designation, as of December 31, 2009 and December 31, 2008, losses of $19.2 million (net of tax of $17.8 million) and $15.7 million (net of tax of $12.6 million), respectively, attributable to the translation of our Senior Euro Notes into the U.S. dollar are recorded in our consolidated balance sheet in "Accumulated other comprehensive loss."

See Note 12 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Other Risks

We purchase unleaded gasoline and diesel fuel at prevailing market rates. In January 2009, we began a program to manage our exposure to changes in prices through the use of derivative commodity instruments. See Note 12 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

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

Income Taxes

In January 2006, we implemented a LKE Program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes for fiscal 2007, 2008 and 2009. A LKE Program for HERC has been in place for several years. The program allows tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. For strategic purposes, such as cash management and fleet reduction, we have triggered some taxable gains in the program. The bankruptcy filing of an OEM also resulted in minimal gain recognition. We had sufficient net operating losses to fully offset the taxable gains recognized. We cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the programs will remain in its current form. An extended reduction in purchases or downsizing of our car rental fleet could result in reduced deferrals in the future, which in turn could require us to make material cash payments for federal and state income tax liabilities. Our inability to obtain replacement financing as our fleet financing facilities mature would likely result in an extended reduction in purchases or downsizing of the fleet. However, we believe the likelihood of making material cash payments in the near future is low because of our significant net operating losses. For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see "Item 1A—Risk Factors" in this Annual Report.

On January 1, 2009, Bank of America acquired Merrill Lynch & Co., Inc., the parent company of MLGPE. Accordingly, Bank of America is now an indirect beneficial owner of our common stock held by MLGPE and certain of its affiliates. For U.S. income tax purposes the transaction, when combined with other unrelated transactions during the previous 36 months, resulted in a change in control as that term is defined in Section 382 of the Internal Revenue Code. Consequently, utilization of all pre-2009 U.S. net operating losses is subject to an annual limitation. The limitation is not expected to result in a loss of net operating losses or have a material adverse impact on taxes.

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 4 of the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." Our 2009 worldwide pre-tax pension expense was approximately $35.9 million, which is a decrease of $3.5 million from 2008. The decrease in expense compared to 2008 is primarily due to lower expense for U.S. plans, largely due to headcount reductions. To the extent that there are layoffs affecting a significant number of employees covered by any pension plan worldwide, 2010 expense could vary significantly because of further charges or credits.

The funded status (i.e., the dollar amount by which the projected benefit obligations exceeded the market value of pension plan assets) of our U.S. qualified plan, in which most domestic employees participate, declined significantly as of December 31, 2009, compared with December 31, 2008 because asset values decreased due to a drop in the securities markets. We contributed $42.6 million to our U.S.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

pension plan during 2009 and expect to contribute between $25 million and $95 million to our U.S. pension plan during 2010. These contributions are necessary primarily because of the significant decline in asset values.

We review our pension assumptions regularly and from time to time make contributions beyond those legally required. A discretionary contribution of $1.5 million was made to our U.S. qualified plan in the year ended December 31, 2008. No discretionary contributions were made to our U.S. qualified plan in the year ended December 31, 2007. For the years ended December 31, 2009 and 2008, we contributed $42.6 million and $36.8 million, respectively, to our worldwide pension plans, including a discretionary contribution of $5.2 million and $8.0 million, respectively, to our U.K. defined benefit pension plan, and benefit payments made through unfunded plans. Based upon the significant decline in asset values in 2008, which were in line with the overall market declines, it is likely we will have to make cash contributions in 2010 and future years. In addition, under the Pension Protection Act of 2006, there are a number of choices in valuing assets and liabilities to determine the required level of funding that can produce a wide range of potential contributions. The level of 2010 and future contributions will vary, and is dependant on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations, and the results of the final actuarial valuation.

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

Other Postretirement Benefits

We provide limited postretirement health care and life insurance for employees of our domestic operations with hire dates prior to January 1, 1990. There are no plan assets associated with this plan. We provide for these postretirement costs through monthly accruals. The net periodic postretirement benefit loss for the year ended December 31, 2009 was $0.6 million and the accumulated benefit obligation as of December 31, 2009 was $13.7 million compared to a net periodic postretirement benefit gain of $2.1 million for the year ended December 31, 2008 and an accumulated benefit obligation of $12.9 million as of December 31, 2008.

Stock-Based Compensation

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

The Omnibus Plan provides that no further awards will be granted pursuant to the Stock Incentive Plan and the Director Plan, or the "Prior Plans." However, awards that had been previously granted pursuant

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

to the Prior Plans will continue to be subject to and governed by the terms of the Prior Plans. As of December 31, 2009, there were 13.0 million shares of our common stock underlying awards outstanding under the Prior Plans. In addition, as of December 31, 2009, there were 8.1 million shares of our common stock underlying awards outstanding under the Omnibus Plan.

In addition to the 21.1 million shares underlying outstanding awards as of December 31, 2009, we had 8.9 million shares of our common stock available for issuance under the Omnibus Plan. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose.

In February 2009, we granted options to acquire 52,500 shares of our common stock at an exercise price of $3.24 per share under the Omnibus Plan.

In 2009, we granted 6,465,239 Restricted Stock Units, or "RSUs," to key executives and employees and Performance Stock Units, or "PSUs."

For the year ended December 31, 2009, we recognized compensation cost of approximately $34.5 million ($21.1 million, net of tax) for options, RSUs and PSUs granted pursuant to our Prior Plans and the Omnibus Plan.

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

For the year ended December 31, 2009, we recognized compensation cost of approximately $0.5 million ($0.3 million, net of tax) for the amount of the discount on the stock purchased by our employees. Approximately 1,800 employees participated in the ESPP as of December 31, 2009.

See Note 5 of the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hertz Global Holdings, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 3, 2009

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$985,642	$594,266
Restricted cash and cash equivalents	365,159	731,373
Receivables, less allowance for doubtful accounts of $21,268 and $16,572	1,325,332	1,911,084
Inventories, at lower of cost or market	93,415	96,187
Prepaid expenses and other assets	300,125	286,712
Revenue earning equipment, at cost:
Cars	8,205,579	7,635,402
Less accumulated depreciation	(1,186,299)	(1,133,946)
Other equipment	2,582,029	2,708,254
Less accumulated depreciation	(749,724)	(518,172)

Total revenue earning equipment	8,851,585	8,691,538

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,023,891	1,033,098
Service equipment	838,906	751,925

	1,862,797	1,785,023
Less accumulated depreciation	(674,668)	(530,463)

Total property and equipment	1,188,129	1,254,560

Other intangible assets, net	2,597,682	2,621,586
Goodwill	295,350	264,061

Total assets	$16,002,419	$16,451,367

LIABILITIES AND EQUITY
Accounts payable	$658,671	$931,336
Accrued salaries and other compensation	465,281	437,340
Other accrued liabilities	559,541	700,534
Accrued taxes	108,356	128,360
Debt	10,364,367	10,972,297
Public liability and property damage	277,828	311,352
Deferred taxes on income	1,470,934	1,481,866

Total liabilities	13,904,978	14,963,085

Commitments and contingencies (Note 10)
Equity:
Hertz Global Holdings Inc. and Subsidiaries stockholders' equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 410,245,225 and 322,987,299 shares issued and outstanding	4,102	3,230
Preferred Stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	3,141,695	2,503,819
Accumulated deficit	(1,062,318)	(936,296)
Accumulated other comprehensive loss	(3,331)	(100,135)

Total Hertz Global Holdings, Inc. and Subsidiaries stockholders' equity	2,080,148	1,470,618
Noncontrolling interest	17,293	17,664

Total equity	2,097,441	1,488,282

Total liabilities and equity	$16,002,419	$16,451,367

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, except share and per share data)

	Years ended December 31,
	2009	2008	2007
Revenues:
Car rental	$5,872,905	$6,730,349	$6,800,657
Equipment rental	1,110,243	1,657,277	1,755,330
Other	118,359	137,429	129,644

Total revenues	7,101,507	8,525,055	8,685,631

Expenses:
Direct operating	4,084,176	4,930,018	4,644,148
Depreciation of revenue earning equipment	1,931,358	2,194,164	2,003,360
Selling, general and administrative	641,148	769,632	775,881
Interest expense	680,273	869,950	916,725
Interest and other income, net	(64,439)	(24,802)	(41,303)
Impairment charges	—	1,168,900	—

Total expenses	7,272,516	9,907,862	8,298,811

Income (loss) before income taxes	(171,009)	(1,382,807)	386,820
(Provision) benefit for taxes on income	59,666	196,847	(102,571)

Net income (loss)	(111,343)	(1,185,960)	284,249
Less: Net income attributable to noncontrolling interest	(14,679)	(20,786)	(19,690)

Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(126,022)	$(1,206,746)	$264,559

Weighted average shares outstanding (in thousands)
Basic	371,456	322,701	321,185
Diluted	371,456	322,701	325,487
Earnings (loss) per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders:
Basic	$(0.34)	$(3.74)	$0.82
Diluted	$(0.34)	$(3.74)	$0.81

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands of Dollars, except share data)

	Number of Shares	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
Balance at:
December 31, 2006	320,618,692	$3,206	$—	$2,427,293	$9,535	$94,528	$14,813	$2,549,375
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					264,559			264,559
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $31,294						(49,142)		(49,142)
Translation adjustment changes						126,279		126,279
Unrealized holding losses on securities, net of tax of $7						(51)		(51)
Unrealized loss on Euro-denominated debt, net of tax of $13,611						(20,729)		(20,729)
Defined benefit pension plans:
Prior service cost from plan curtailment						20		20
Amortization or settlement recognition of net loss						4,048		4,048
Net gain arising during the period						21,914		21,914
Income tax related to defined pension plans						(6,360)		(6,360)

Defined benefit pension plans, net						19,622		19,622

Total Comprehensive Income								340,538

Dividend payment to noncontrolling interest							(13,475)	(13,475)
Net income relating to noncontrolling interest							19,690	19,690
Stock-based employee compensation charges				32,939				32,939
Exercise of stock options	1,227,950	13		5,586				5,599
Cumulative effect of the adoption of FIN 48 (incorporated in ASC 740-10)					(3,644)			(3,644)
Common shares issued to Directors	15,441			328				328
Phantom shares issued to Directors				192				192
Proceeds from disgorgement of stockholder short-swing profits, net of tax of $1,880				2,875				2,875

December 31, 2007	321,862,083	3,219	—	2,469,213	270,450	170,507	21,028	2,934,417
Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					(1,206,746)			(1,206,746)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $28,429						(44,012)		(44,012)
Translation adjustment changes						(163,359)		(163,359)
Unrealized holding gains on securities, net of tax of $6						120		120
Unrealized gain on Euro-denominated debt, net of tax of $5,665						12,116		12,116
Defined benefit pension plans:
Amortization or settlement recognition of net loss						505		505
Net loss arising during the period						(114,279)		(114,279)
Income tax related to defined pension plans						38,267		38,267

Defined benefit pension plans, net						(75,507)		(75,507)

Total Comprehensive Loss								(1,477,388)

Dividend payment to noncontrolling interest							(24,150)	(24,150)
Net income relating to noncontrolling interest							20,786	20,786
Stock-based employee compensation charges, net of tax of $643				27,380				27,380
Exercise of stock options	1,086,360	11		6,743				6,754
Common shares issued to Directors	38,856			243				243
Phantom shares issued to Directors				150				150
Proceeds from disgorgement of stockholder short-swing profits, net of tax of $48				90				90

December 31, 2008	322,987,299	$3,230	$—	$2,503,819	$(936,296)	$(100,135)	$17,664	$1,488,282

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In Thousands of Dollars, except share data)

	Number of Shares	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
December 31, 2008	322,987,299	$3,230	$—	$2,503,819	$(936,296)	$(100,135)	$17,664	$1,488,282
Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					(126,022)			(126,022)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $25,555						39,852		39,852
Translation adjustment changes						77,528		77,528
Unrealized holding gains on securities, net of tax of $0						(20)		(20)
Unrealized gain on Euro-denominated debt, net of tax of $5,182						(3,509)		(3,509)
Defined benefit pension plans:
Amortization or settlement recognition of net loss						1,132		1,132
Net loss arising during the period						(31,864)		(31,864)
Income tax related to defined pension plans						13,685		13,685

Defined benefit pension plans, net						(17,047)		(17,047)

Total Comprehensive Loss								(29,218)

Dividend payment to noncontrolling interest							(15,050)	(15,050)
Net income relating to noncontrolling interest							14,679	14,679
Proceeds from sale of common stock	85,001,182	850		527,908				528,758
Proceeds from debt offering, net of tax of $46,204				68,140				68,140
Employee stock purchase plan	513,638	5		2,818				2,823
Net settlement on vesting of restricted stock				(2,219)				(2,219)
Restricted stock grants	402,593	4		(4)				—
Stock-based employee compensation charges, net of tax of $0				35,464				35,464
Exercise of stock options	1,158,892	12		5,330				5,342
Common shares issued to Directors	181,621	1		245				246
Phantom shares issued to Directors				182				182
Proceeds from disgorgement of stockholder short-swing profits, net of tax of $7				12				12

December 31, 2009	410,245,225	$4,102	$——	$3,141,695	$(1,062,318)	$(3,331)	$17,293	$2,097,441

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	Years ended December 31,
	2009	2008	2007
		(Note 1)	(Note 1)
Cash flows from operating activities:
Net income (loss)	$(111,343)	$(1,185,960)	$284,249
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of revenue earning equipment	1,931,358	2,194,164	2,003,360
Depreciation of property and equipment	159,693	172,848	177,113
Amortization of other intangible assets	66,059	66,282	62,594
Amortization and write-off of deferred financing costs	58,849	70,193	48,409
Amortization of debt discount	38,458	17,908	20,747
Debt modification costs	—	—	16,177
Gain on debt buyback	(48,472)	—	—
Stock-based compensation charges	35,464	28,023	32,939
(Gain) loss on derivatives	418	12,058	(3,925)
Amortization and ineffectiveness of cash flow hedges	74,597	11,807	20,424
Provision for losses on doubtful accounts	27,951	31,068	13,874
Asset writedowns	36,063	93,211	—
Deferred taxes on income	111,233	(234,810)	59,743
Gain on sale of property and equipment	(1,072)	(9,602)	(24,807)
Impairment charges	—	1,168,900	—
Changes in assets and liabilities, net of effects of acquisition:
Receivables	38,634	47,063	(2,073)
Inventories, prepaid expenses and other assets	5,568	17,956	709
Accounts payable	(227,479)	108,530	105,979
Accrued liabilities	(179,416)	(43,582)	(20,299)
Accrued taxes	(207,029)	(1,801)	10,875
Public liability and property damage	(34,536)	(20,068)	(1,405)

Net cash provided by operating activities	1,774,998	2,544,188	2,804,683

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	368,721	(71,836)	(105,856)
Revenue earning equipment expenditures	(7,527,317)	(10,150,982)	(11,157,763)
Proceeds from disposal of revenue earning equipment	6,024,940	8,511,216	9,321,823
Property and equipment expenditures	(100,701)	(193,766)	(189,954)
Proceeds from disposal of property and equipment	23,697	68,515	85,826
Acquisitions, net of cash acquired	(76,419)	(70,920)	(12,514)
Purchase of short-term investments, net	(3,492)	—	—
Other investing activities	828	(488)	(362)

Net cash used in investing activities	(1,289,743)	(1,908,261)	(2,058,800)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,200,896	22,565	9,903
Proceeds from convertible debt offering	459,483	—	—
Repayment of long-term debt	(1,149,876)	(860,515)	(996,203)
Short-term borrowings:
Proceeds	364,065	396,679	695,000
Repayments	(351,773)	(374,333)	(695,000)
Proceeds (repayments) under the revolving lines of credit, net	(1,126,099)	198,761	295,229
Distributions to noncontrolling interest	(15,050)	(24,150)	(13,475)
Proceeds from the sale of common stock	528,758	—	—
Proceeds from employee stock purchase plan	2,400	—	—
Net settlement on vesting of restricted stock	(2,219)	—	—
Proceeds from exercise of stock options	5,342	6,754	5,599
Proceeds from disgorgement of stockholder short-swing profits	19	138	4,755
Payment of financing costs	(45,017)	(61,223)	(39,895)

Net cash used in financing activities	(129,071)	(695,324)	(734,087)

Effect of foreign exchange rate changes on cash and cash equivalents	35,192	(76,540)	43,858

Net change in cash and cash equivalents during the period	391,376	(135,937)	55,654
Cash and cash equivalents at beginning of period	594,266	730,203	674,549

Cash and cash equivalents at end of period	$985,642	$594,266	$730,203

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$635,153	$763,953	$814,059
Income taxes	31,321	33,408	28,293
Supplemental disclosures of non-cash flow information:
Purchases of revenue earning equipment included in accounts payable	$141,039	$347,581	$421,886
Sales of revenue earning equipment included in receivables	537,862	1,025,832	731,993
Purchases of property and equipment included in accounts payable	38,210	19,490	34,582
Sales of property and equipment included in receivables	5,229	2,452	30,543

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

On December 21, 2005, or the "Closing Date," investment funds associated with or designated by:

  •
  Clayton, Dubilier & Rice, Inc., or "CD&R,"

  •
  The Carlyle Group, or "Carlyle," and

  •
  Merrill Lynch Global Private Equity, or "MLGPE,"

or collectively the "Sponsors," acquired all of Hertz's common stock from Ford Holdings LLC, or "Ford Holdings," for aggregate consideration of $4,379 million in cash, debt refinanced or assumed of $10,116 million and transaction fees and expenses of $447 million. We refer to the acquisition of all of Hertz's common stock by the Sponsors as the "Acquisition." Following our initial public offering in November 2006 and subsequent offerings in June 2007, May 2009 and June 2009, the Sponsors currently own approximately 51% of the common stock of Hertz Holdings.

2009 Hertz Holdings Offerings

In January 2009, Bank of America Corporation, or "Bank of America," acquired Merrill Lynch & Co., Inc., the parent company of MLGPE. Accordingly, Bank of America is now an indirect beneficial owner of our common stock held by MLGPE and certain of its affiliates.

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

We used the net proceeds from the Common Stock Public Offering, the Private Offering and the Convertible Debt Public Offering, collectively the "2009 Hertz Holdings Offerings," to increase our

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liquidity and for general corporate purposes, including the repayment of principal amounts with respect to debt under the fleet financing facilities of certain of our consolidated subsidiaries.

Liquidity

The car and equipment rental industries are significantly influenced by general economic conditions. In the final three months of 2008 and throughout 2009, both the car and equipment rental markets experienced unprecedented declines due to the precipitous slowdown in consumer spending as well as significantly reduced demand for industrial and construction equipment. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic, while the equipment rental segment is being impacted by the difficult economic and business environment as investment in commercial construction and the industrial markets slow. The United States and international markets are currently experiencing a significant decline in economic activities, including a tightening of the credit markets, reduced airline passenger traffic, reduced consumer spending and volatile fuel prices. These conditions are expected to continue into 2010. During 2008 and 2009, this resulted in a rapid decline in the volume of car rental and equipment rental transactions, soft industry pricing and lower residual values for the non-program cars and equipment that we sold. "Non-program cars" mean cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk.

In response to the economic downturn, in 2008 we implemented aggressive strategic actions to reduce costs and improve liquidity. These actions included reducing wage and benefit costs through significant headcount reductions, accelerating fleet deletions and delaying additions to right-size the fleet to current demand levels and rationalizing our location footprint by closing a number of locations. In an effort to mitigate the impact of continued revenue declines on our results of operations, we reduced costs further through the additional headcount reductions.

As of December 31, 2009, we had $10,364.4 million of total indebtedness outstanding. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Acquisition and from the funding of our costs of operations and capital expenditures.

In 2009 we raised new capital intended to fund the 2010 fleet debt maturities as they occur. We began addressing these liquidity needs at the end of the second quarter and the beginning of the third quarter by completing the 2009 Hertz Holdings Offerings, pursuant to which we received approximately $990 million of net proceeds, after deducting underwriting discounts and commissions and before offering expenses payable by Hertz Holdings.

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

In October 2009 HVF issued $1.2 billion in aggregate principal amount of new medium term (3 and 5 year) Series 2009-2 rental car asset backed notes, or the "Series 2009-2 Notes." The 3 year notes carry a 4.26% coupon (4.30% yield) and the 5 year notes carry a 5.29% coupon (5.35% yield) with expected final maturities in 2013 and 2015, respectively. The advance rate on the notes is approximately 66%. In general, we expect to use the Series 2009-2 Notes to replace the Series 2005-1 and 2005-2 Rental Car Asset Backed Notes, or the "2005 Notes," as they mature in 2010.

Based on all that we have accomplished in 2009, our current availability under our various credit facilities and our business plan, we believe we have sufficient liquidity to meet our 2010 debt maturities. We still need to refinance approximately $1.2 billion of our international fleet debt that matures in December 2010 and we are currently in discussions with banks and lenders to review our refinancing options; however there can be no assurance that we will be able to refinance this indebtedness on terms comparable to our recent refinancings, or at all.

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

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of Hertz Holdings and our wholly-owned and majority-owned domestic and international subsidiaries. All significant intercompany transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or "GAAP," requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the consolidated financial statements include depreciation of revenue earning equipment, reserves for litigation and other contingencies, accounting

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for income taxes and related uncertain tax positions, pension costs valuation, useful lives and impairment of long-lived tangible and intangible assets, valuation of stock-based compensation, public liability and property damage reserves, reserves for restructuring, allowance for doubtful accounts and fair value of derivatives.

Reclassifications

Certain prior period amounts have been reclassified to conform with current reporting, including those relating to noncontrolling interests which conform with the provisions of ASC 810-10, which became effective for us in January 2009.

For 2008 and 2007 periods presented in this Report we have revised our consolidated statements of cash flows to exclude the impact of non-cash purchases and sales of revenue earning equipment and property and equipment which were included in "accounts payable" or "receivables" at the end of the period. Cash provided by operating activities for the years ended December 31, 2008 and 2007 was revised to $2,544.2 million and $2,804.7 million from the $2,095.5 million and $3,089.5 million, respectively, previously reported, while cash used for investing activities was revised to $1,908.3 million and $2,058.8 million from the $1,459.6 million and $2,343.6 million, respectively, previously reported. See Note 17 in our Form 10-Q for the quarterly period ended June 30, 2009 filed with the SEC on August 7, 2009, or the "Second Quarter Form 10-Q."

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

Cash and Cash Equivalents and Other

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

In our Consolidated Statements of Cash Flows, we net cash flows from revolving borrowings in the line item "Proceeds (repayments) under the revolving lines of credit, net." The contractual maturities of such borrowings may exceed 90 days in certain cases.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes cash and cash equivalents that are not readily available for our normal disbursements. Restricted cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, for our Like-Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. As of December 31, 2009 and 2008, the portion of total restricted cash and cash equivalents that was associated with our Fleet Debt facilities was $295.0 million and $557.2 million, respectively. The decrease in restricted cash and cash equivalents associated with our fleet debt of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$262.2 million from December 31, 2008 to December 31, 2009, primarily related to payments to reduce fleet debt and the timing of purchases and sales of revenue earning vehicles.

Receivables

Receivables are stated net of allowances for doubtful accounts, and represents credit extended to manufacturers and customers that satisfy defined credit criteria. The estimate of the allowance for doubtful accounts is based on our historical experience and our judgment as to the likelihood of ultimate payment. Actual receivables are written-off against the allowance for doubtful accounts when we determine the balance will not be collected. Bad debt expense is reflected as a component of Selling, general and administrative in our consolidated statements of operations.

Depreciable Assets

The provisions for depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, as follows:

Revenue Earning Equipment:
Cars	4 to 24 months
Other equipment	24 to 108 months
Buildings	8 to 50 years
Capitalized internal use software	1 to 15 years
Service cars and service equipment	1 to 25 years
Other intangible assets	3 to 15 years
Leasehold improvements	The shorter of their economic lives or the lease term.

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

Foreign Currency Translation and Transactions

Assets and liabilities of international subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related translation adjustments are reflected in "Accumulated other comprehensive loss" in the equity section of our consolidated balance sheet. As of December 31, 2009 and 2008, the accumulated foreign currency translation gain was $132.1 million and $54.5 million, respectively. Foreign currency gains and losses resulting from transactions are included in earnings.

Derivative Instruments

We are exposed to a variety of market risks, including the effects of changes in interest rates, fuel prices and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and have not

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. We account for all derivatives in accordance with GAAP, which requires that all derivatives be recorded on the balance sheet as either assets or liabilities measured at their fair value. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is recognized currently in earnings within the same line item as the hedged item, based upon the nature of the hedged item. For derivative instruments that are not part of a qualified hedging relationship, the changes in their fair value are recognized currently in earnings. See Note 12—Financial Instruments.

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

See Note 7—Taxes on Income.

Advertising

Advertising and sales promotion costs are expensed as incurred. We incurred net advertising expense for the years ended December 31, 2009, 2008 and 2007 of $116.3 million, $163.2 million and $173.5 million, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets and Intangibles

We review goodwill and indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable, and also review goodwill annually, using a two-step process. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. We estimate the fair value of our reporting units using a discounted cash flow methodology. The cash flows represent management's most recent planning assumptions. These assumptions are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings generated by our ongoing restructuring activities. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. The fair values of the assets are based upon our estimates of the discounted cash flows. An impairment charge is recognized for the amount, if any, by which the carrying value of an asset exceeds its implied fair value. Long-lived assets, other than goodwill and indefinite-lived intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable. The fair values recoverability of these assets are based upon our estimates of the undiscounted cash flows that are expected to result from the use and eventual disposition of the assets. An impairment charge is recognized for the amount, if any, by which the carrying value of an asset exceeds its fair value. Those intangible assets considered to have indefinite useful lives, including our trade name, are evaluated for impairment on an annual basis, by comparing the fair value of the intangible assets to their carrying value. In addition, whenever events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable, we will perform an impairment review. We estimate the fair value of our indefinite lived intangible assets using the relief from royalty method. Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with GAAP. We conducted the impairment review during the fourth quarter of 2009 and concluded that there was no impairment related to our goodwill and our other intangible assets. See Note 2—Goodwill and Other Intangible Assets.

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. We have estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected life, dividend yield, risk-free interest rate and forfeiture rate. See Note 5—Stock-Based Compensation.

We are using equity accounting for restricted stock unit and performance stock unit awards. For restricted stock units the expense is based on the grant-date fair value of the stock and the number of shares that vest, recognized over the service period. For performance stock units the expense is based on the grant-date fair value of the stock, recognized over a two year service period depending upon a performance condition. For performance stock units, we re-assess the probability of vesting at each reporting period and if the target is not attained, we do not recognize any expense. The performance condition is not considered in determining the grant date fair value.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

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

Under ASC 470-20, "Debt with Conversion and Other Options", or "ASC 470-20," cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is recorded as additional paid-in capital. As a result, the debt is recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the consolidated statements of operations. We applied the provisions of ASC 470-20 to the Convertible Debt Public Offering. See Note 3—Debt.

In January 2009, the FASB issued guidance which contains amendments to ASC 715, "Compensation—Retirement Benefits" that are intended to enhance the transparency surrounding the types of assets and associated risks in an employer's defined benefit pension or other postretirement plan. These particular amendments became effective for us beginning with this annual report and did not have a material impact on our financial position or results of operations. See Note 4—Employee Retirement Benefits.

In June 2009, the FASB issued guidance relating to how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. These provisions became effective for us on January 1, 2010, and it did not have a material impact on our financial position or results of operations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Goodwill and Other Intangible Assets

The following summarizes the changes in our goodwill, by segment, for the period presented (in thousands of dollars):

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2009
Goodwill	$307.1	$651.9	$959.0
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	264.1	—	264.1

Goodwill acquired during the year	24.0	2.4	26.4
Other changes during the year(1)	4.7	0.2	4.9

Balance as of December 31, 2009
Goodwill	335.8	654.5	990.3
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	$292.8	$2.6	$295.4

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2008
Goodwill	$318.1	$641.9	$960.0
Accumulated impairment losses	—	—	—

	318.1	641.9	960.0

Goodwill acquired during the year	4.8	23.7	28.5
Other changes during the year(1)	(15.8)	(13.7)	(29.5)
Impairment charges	(43.0)	(651.9)	(694.9)

Balance as of December 31, 2008
Goodwill	307.1	651.9	959.0
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	$264.1	$—	$264.1

(1)
In 2009 and 2008 consists of changes resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period. In 2008, also includes pre-Acquisition tax adjustments.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets, net, consisted of the following major classes (in thousands of dollars):

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$600.6	$(246.5)	$354.1
Other	50.0	(12.0)	38.0

Total	650.6	(258.5)	392.1

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other	15.6	—	15.6

Total	2,205.6	—	2,205.6

Total other intangible assets, net	$2,856.2	$(258.5)	$2,597.7

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Value
Amortizable intangible assets:
Customer-related	$620.2	$(187.9)	$(17.0)	$415.3
Other	10.9	(4.5)	—	6.4

Total	631.1	(192.4)	(17.0)	421.7

Indefinite-lived intangible assets:
Trade name	2,624.0	—	(434.0)	2,190.0
Other	9.9	—	—	9.9

Total	2,633.9	—	(434.0)	2,199.9

Total other intangible assets, net	$3,265.0	$(192.4)	$(451.0)	$2,621.6

In 2008, we recorded non-cash impairment charges of $694.9 million related to our goodwill and $451.0 related to other intangible assets. The car rental and equipment rental segments recorded non-cash impairment charges related to their goodwill of $43.0 million and $651.9 million, respectively, and to their other intangible assets of $377.0 million and $74.0 million, respectively. These impairment charges were a result of a decline in the economy and fourth quarter 2008 operating results, and a significant decline in both the fair value of debt and our stock price.

Amortization of other intangible assets for the years ended December 31, 2009, 2008 and 2007, was $66.1 million, $66.3 million and $62.6 million, respectively. Based on our amortizable intangible assets as of December 31, 2009, we expect amortization expense to range from $59.4 million to $65.1 million for each of the next five fiscal years.

During the year ended December 31, 2009, we added 32 locations by acquiring former franchisees in our domestic and international car rental operations, as well as approximately 20 locations associated with our acquisition of Advantage Rent A Car and one location related to an external acquisition done within our equipment rental operations. Total cash paid for intangible assets during the year ended December 31, 2009 was $44.7 million, of this amount, $39.1 million was allocated to amortizable

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

intangible assets, primarily comprised of the tradename and concession agreements associated with the Advantage Rent A Car acquisition and technology assets associated with the acquisition of Eileo, S.A.S., and $5.6 million was allocated to indefinite-lived intangible assets associated with reacquired franchise rights during the year ended December 31, 2009. Each of these transactions has been accounted for using the acquisition method of accounting in accordance with GAAP and operating results of the acquired entities from the dates of acquisition are included in our consolidated statements of operations.

Note 3—Debt

Our debt consists of the following (in millions of dollars):

	December 31, 2009	December 31, 2008
Corporate Debt
Senior Term Facility, average interest rate: 2009, 2.0%; 2008, 3.3% (effective average interest rate: 2009, 2.0%; 2008, 3.4%); net of unamortized discount: 2009, $13.9; 2008, $18.6	$1,344.7	$1,353.6
Senior ABL Facility; net of unamortized discount: 2009, $9.6; 2008, $13.3	(9.6)	(13.3)
Senior Notes, average interest rate: 2009, 8.7%; 2008, 8.7%	2,054.7	2,113.6
Senior Subordinated Notes, average interest rate: 2009, 10.5%; 2008, 10.5%	518.5	600.0
Promissory Notes, average interest rate: 2009, 7.3%; 2008, 7.2% (effective average interest rate: 2009, 7.4%; 2008, 7.3%); net of unamortized discount: 2009, $3.3; 2008, $4.0	391.4	461.4
Convertible Senior Notes, average interest rate: 2009, 5.25%; (effective average interest rate: 2009, 6.8%); net of unamortized discount: 2009, $107.3	367.4	—
Notes payable, average interest rate: 2009, 8.0%; 2008, 5.5%	9.6	9.7
Foreign subsidiaries' debt denominated in foreign currencies:
Short-term bank borrowings, average interest rate: 2009, 10.8%; 2008, 4.5%	7.3	54.9
Other borrowings, average interest rate: 2009, 2.5%; 2008, 5.1%	5.4	5.6

Total Corporate Debt	4,689.4	4,585.5

Fleet Debt
U.S. Fleet Debt, average interest rate: 2009, 4.7%; 2008, 4.3% (effective average interest rate: 2009, 4.7%; 2008, 4.3%); net of unamortized discount: 2009, $16.7; 2008, $7.5	4,058.3	4,254.5
International Fleet Debt, average interest rate: 2009, 2.1%; 2008, 5.0% (effective average interest rate: 2009, 2.2%; 2008, 5.1%); net of unamortized discount: 2009, $8.7; 2008, $6.5	705.3	1,027.1
International ABS Fleet Financing Facility, average interest rate: 2009, 3.6%; 2008, 7.2%; (effective average interest rate: 2009, 3.6%; 2008, 7.4%); net of unamortized discount: 2009, $5.7; 2008, $10.3	383.2	565.3
Fleet Financing Facility, average interest rate: 2009, 1.5%; 2008, 2.0% (effective average interest rate: 2009, 1.5%; 2008, 2.1%); net of unamortized discount: 2009, $0.8; 2008, $1.2	147.2	149.3
Brazilian Fleet Financing Facility, average interest rate: 2009, 13.3%; 2008, 16.3%	69.3	54.1
Canadian Fleet Financing Facility, average interest rate: 2009, 0.5%; 2008, 3.8%	55.6	111.6
Belgian Fleet Financing Facility, average interest rate: 2009, 1.8%; 2008, 4.7%	33.7	31.2
Capitalized Leases, average interest rate: 2009, 4.8%; 2008, 6.2%	222.4	193.7

Total Fleet Debt	5,675.0	6,386.8

Total Debt	$10,364.4	$10,972.3

Note: For further information on the definitions and terms of our debt, see descriptions below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate amounts of maturities of debt for each of the twelve-month periods ending December 31 (in millions of dollars) are as follows: 2010, $4,574.6 (including $1,598.9 of other short-term borrowings); 2011, $122.4; 2012, $1,785.6; 2013, $250.8; 2014, $2,900.6; after 2014, $896.4.

Our short-term borrowings as of December 31, 2009 include, among other items, the amounts outstanding under our International Fleet Debt facility, International ABS Fleet Financing Facility, Fleet Financing Facility, Brazilian Fleet Financing Facility, Canadian Fleet Financing Facility, Belgian Fleet Financing Facility and Capitalized Leases. These amounts are considered short-term in nature since they have maturity dates of three months or less; however these facilities are revolving in nature and do not expire at the time of the short-term debt maturity. In addition, we include certain scheduled payments of principal under our ABS Program as short-term borrowings.

As of December 31, 2009, there were outstanding standby letters of credit totaling $586.3 million. Of this amount, $300.0 million has been issued for the benefit of the ABS Program ($200.0 million of which was issued by Ford Motor Company, or "Ford," and $100.0 million of which was used under the Senior Credit Facilities) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have indemnified the policy issuers for any losses) in the United States, Canada and Europe and to support airport concession obligations in the United States and Canada. As of December 31, 2009, none of these letters of credit have been drawn upon. In November 2010 the "Ford" letter of credit will expire in conjunction with the maturity of the 2005 Series Notes.

Senior Credit Facilities

Senior Term Facility:    In connection with the Acquisition, Hertz entered into a credit agreement, dated December 21, 2005, with respect to its Senior Term Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent, and the other financial institutions party thereto from time to time. The facility consisted of a $1,400.0 million secured term loan facility providing for loans denominated in U.S. dollars. In addition, there is a pre-funded synthetic letter of credit facility in an aggregate principal amount of $250.0 million. The term loan facility and the synthetic letter of credit facility will mature in December 2012. The term loan amortizes in nominal quarterly installments (not exceeding one percent of the aggregate principal amount thereof per annum) until the maturity date. At the borrower's election, the interest rates per annum applicable to the loans under the Senior Term Facility are based on a fluctuating rate of interest measured by reference to either (1) an adjusted London inter-bank offered rate, or "LIBOR," plus a borrowing margin or (2) an alternate base rate plus a borrowing margin. In addition, the borrower pays letter of credit participation fees on the full amount of the synthetic letter of credit facility plus fronting fees for the letter of credit issuing banks and other customary fees in respect of the Senior Term Facility. As of December 31, 2009, we had $1,344.7 million in borrowings outstanding under this facility, which is net of a discount of $13.9 million and had issued $249.4 million in letters of credit.

Senior ABL Facility:    Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries of Hertz entered into a credit agreement, dated December 21, 2005, with respect to the Senior ABL Facility with Deutsche Bank AG, New York Branch as administrative agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent and the financial institutions party thereto from time to time. This facility provided (subject to availability under a borrowing base) for aggregate maximum borrowings of $1,800.0 million under a revolving loan facility providing for loans denominated in U.S. dollars, Canadian dollars, Euros and Pound Sterling. Up to $200.0 million of the revolving loan facility is available for the issuance of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

letters of credit. Hertz and Hertz Equipment Rental Corporation are the U.S. borrowers under the Senior ABL Facility and Matthews Equipment Limited, or "Matthews," and its subsidiaries Western Shut-Down (1995) Ltd. and Hertz Canada Equipment Rental Partnership are the Canadian borrowers under the Senior ABL Facility. The Senior ABL Facility will mature in February 2012. At the borrower's election, the interest rates per annum applicable to the loans under the Senior ABL Facility will be based on a fluctuating rate of interest measured by reference to either (1) adjusted LIBOR plus a borrowing margin or (2) an alternate base rate plus a borrowing margin. The borrower will pay customary commitment and other fees in respect of the Senior ABL Facility. At December 31, 2009, net of a discount of $9.6 million, Hertz and Matthews Equipment Limited collectively had no borrowings outstanding under this facility and issued $85.6 million in letters of credit.

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

We refer to the Senior Term Facility and the Senior ABL Facility together as the "Senior Credit Facilities." The Senior Credit Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Under the Senior Term Facility, the borrowers are subject to financial covenants, including a requirement to maintain a specified leverage ratio and a specified interest coverage ratio for specified periods. Also, under the Senior ABL Facility, if the borrowers fail to maintain a specified minimum level of borrowing capacity, they will then be subject to financial covenants under such facility, including a specified leverage ratio and a specified fixed charge coverage ratio of one to one. Failure to comply with the financial covenants under the Senior Credit Facilities would result in a default under the credit agreements governing the Senior Credit Facilities and, absent a waiver or an amendment from the lenders, permit the acceleration of all outstanding borrowings under the Senior Credit Facilities. As of December 31, 2009, Hertz was in compliance with such financial covenants. The Senior Credit Facilities are subject to certain mandatory prepayment requirements and provide for customary events of default.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On March 31, 2009, Hertz entered into an amendment, or the "Term Loan Amendment," to the Senior Term Facility. The Term Loan Amendment provides, in material part, that Hertz may make voluntary prepayments of the term loans under the credit agreement that governs the Senior Term Facility, or the "Credit Agreement," at a discount to their principal amount on up to four occasions for a period of one year after the date of the Term Loan Amendment. The aggregate par principal amount of all such term loans so prepaid may not exceed $500.0 million. The discount applicable to any such prepayments will be determined through modified "Dutch auction" procedures and subject to the other terms and conditions described in the Term Loan Amendment. Hertz may make any such prepayment only if it's unrestricted cash and cash equivalents plus available commitments under Hertz's senior asset-based loan facility equal or exceed $1.0 billion after giving effect to such prepayment. The Term Loan Amendment does not obligate Hertz to make any such prepayments. The Term Loan Amendment also makes certain technical and conforming changes to the terms of the Credit Agreement, including changes to clarify the manner in which Consolidated Vehicle Interest Expense (as defined in the Credit Agreement) is reflected in the calculation of Excess Cash Flow, which is at times used to determine Hertz's capacity to engage in certain transactions.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our "Senior Dollar Notes" are the $1,800.0 million aggregate principal amount of 8.875% Senior Notes issued by Hertz in connection with the Acquisition. Our "Senior Euro Notes" are the €225 million aggregate principal amount of 7.875% Senior Notes issued by Hertz in connection with the Acquisition. We refer to the Senior Dollar Notes and the Senior Euro Notes together as the "Senior Notes." Our "Senior Subordinated Notes" refer to the $600.0 million aggregate principal amount of 10.5% Senior Subordinated Notes due January 2016 issued by Hertz in connection with the Acquisition.

As of December 31, 2009, $2,054.7 million and $518.5 million in borrowings were outstanding under the Senior Notes and Senior Subordinated Notes, respectively. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our international operations. As a result of this net investment hedge designation, as of December 31, 2009, $19.2 million of losses, which is net of tax of $17.8 million, attributable to the translation of our Senior Euro Notes into the U.S. dollar, are recorded in our consolidated balance sheet in "Accumulated other comprehensive loss." The Senior Notes will mature in January 2014, and the Senior Subordinated Notes will mature in January 2016. Hertz's obligations under the indentures are guaranteed by each of its direct and indirect domestic subsidiaries that is a guarantor under the Senior Term Facility.

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

In April 2009, we made aggregate open market repurchases, at a discount, of approximately $68.0 million and $81.5 million in face value of our Senior Notes and Senior Subordinated Notes, respectively. As a result of these repurchases, we recorded a gain of $48.5 million, net of transaction costs, in "Interest and other income, net" for the year ended December 31, 2009.

Promissory Notes

As of December 31, 2009, we had approximately $391.4 million (net of a $3.3 million discount), outstanding in pre-Acquisition promissory notes issued under three separate indentures existing prior to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Acquisition at an average interest rate of 7.3%. These pre-Acquisition promissory notes currently have maturities ranging from June 2010 to January 2028.

Convertible Senior Notes

In May and June 2009, we issued $474.8 million in aggregate principal amount of 5.25% convertible senior notes due January 2014. Our Convertible Senior Notes may be convertible by holders into shares of our common stock, cash or a combination of cash and shares of our common stock, as elected by us, initially at a conversion rate of 120.6637 shares per $1,000 principal amount of notes, subject to adjustment. However, we have a policy of settling the conversion of our Convertible Senior Notes using a combination settlement, which calls for settling the fixed dollar amount per $1,000 in principal amount in cash and settling in shares, the excess conversion value, if any. Proceeds from the Convertible Debt Offering were allocated between "Debt" and "Additional paid-in capital." The value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the Convertible Senior Notes and the amount reflected as a debt liability was recorded as "Additional paid-in capital." As a result, the debt was recorded at a discount of $117.9 million reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the consolidated statements of operations.

On December 1, 2009, Hertz Holdings made the first semi-annual interest payment of $12.8 million on the convertible notes. Hertz Holdings made this payment with a combination of cash on hand and proceeds from the repayment of an inter-company loan from Hertz.

In the future, if our cash on hand and proceeds from the repayment of inter-company loans from Hertz is not sufficient to pay the semi-annual interest payment, we would need to receive a dividend, loan or advance from our subsidiaries. However, none of our subsidiaries are obligated to make funds available to us and certain of Hertz's credit facilities have requirements that must be met prior to it making dividends, loans or advances to us. In addition, Delaware law imposes requirements that may restrict Hertz's ability to make funds available to Hertz Holdings.

U.S. Fleet Debt

Our "U.S. Fleet Debt" is comprised of the following facilities:

Series 2005 Notes.    Hertz Vehicle Financing LLC, or "HVF," a bankruptcy-remote special purpose entity wholly- owned by Hertz, entered into an amended and restated base indenture, dated as of December 21, 2005, with BNY Midwest Trust Company as trustee, or the "ABS Indenture," and a number of related supplements to the ABS Indenture, each dated as of December 21, 2005, with BNY Midwest Trust Company as trustee and securities intermediary, or, collectively, the "ABS Supplement." On the Closing Date, HVF, as issuer, issued approximately $4,300 million of new medium term asset-backed notes consisting of 11 classes of notes in two series under the ABS Supplement, the net proceeds of which were used to finance the purchase of vehicles from related entities and the repayment or cancellation of existing debt. HVF also issued approximately $1,500 million of variable funding notes in two series, none of which were funded at closing. In September 2009, the series supplements and note purchase agreements for the variable funding notes under the Series 2005 notes were terminated. As of December 31, 2009, $2,871.6 million in borrowings were outstanding under the Series 2005 notes, net of a $3.4 million discount, with an average interest rate of 4.6%.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MBIA and Ambac provide credit enhancements in the form of financial guarantees for our 2005 Notes, with each providing guarantees for approximately half of the $2,871.6 million in principal amount of the notes that were outstanding as of December 31, 2009 under our ABS Program. Under these arrangements, either MBIA Insurance Corporation or Ambac Assurance Corporation will guarantee the timely payment of interest on and ultimate payment of principal of such notes.

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, until February 2009, HVF was paying monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. In March 2009, HVF made a cash payment to have the fixed rate on these swaps reset to the then current market rates of 0.872% and 1.25% for the swaps maturing in February 2010 and November 2010, respectively. Additionally, a new hedging relationship was designated between the HVF Swaps and the remaining $2,825.0 million of floating rate U.S. Fleet Debt. See Note 12—Financial Instruments.

In connection with the entrance into the HVF Swaps, Hertz entered into seven differential interest rate swap agreements, or the "differential swaps." These differential swaps were required to be put in place to protect the counterparties to the HVF Swaps in the event of an "amortization event" under the asset-backed notes agreements. In the event of an amortization event, the amount by which the principal balance on the floating rate portion of the U.S. Fleet Debt is reduced, exclusive of the originally scheduled amortization, becomes the notional amount of the differential swaps, and is transferred to Hertz. See Note 12—Financial Instruments.

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

We expect to repay these notes as they mature in 2010 with a combination of revolver borrowings under our new Series 2009-1 Notes, corporate liquidity or by issuing a new series of notes.

Series 2008-1 Notes.    On September 12, 2008, HVF completed the closing of a variable funding note facility referred to as the Series 2008-1 Notes. In September 2009, the series supplement and note purchase agreement for the Series 2008-1 Notes were terminated.

Series 2009-1 Notes.    In September 2009, HVF issued the Series 2009-1 Notes. The aggregate principal amount of such facility is $2.1 billion and this facility is available to HVF on a revolving basis through the expected final maturity date of January 2012 with a January 2013 legal final maturity. The Series 2009-1 Notes are expected to bear interest at variable rates based upon the weighted average of the commercial paper rates paid by the bank conduits advancing funds to HVF plus a borrowing spread which varies based on the rating of the Series 2009-1 Notes. The borrowing spread on the Series 2009-1 Notes is subject to increase if Moody's Investors Service, or "Moody's," downgrades their rating of the Series 2009-1 Notes below "Aa3." The borrowing spread on the Series 2009-1 Notes is also subject to increase during the continuance of an amortization event with respect to the Series 2009-1 Notes. The Series 2009-1 Notes are currently rated "Aa1" by Moody's. The Series 2009-1 Notes are subject to events of default and amortization events that are customary in nature for U.S. rental car asset-backed securitizations of this type, including non-payment of principal or interest, violation of covenants,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

material inaccuracy of representations or warranties, failure to maintain certain enhancement levels and insolvency or certain bankruptcy events. The occurrence of an amortization event or event of default could result in the rapid amortization of the Series 2009-1 Notes and in certain instances the liquidation of vehicles in the U.S. car rental fleet. In connection with the issuance of the Series 2009-1 Notes, HVF purchased a 5% interest rate cap. See Note 12—Financial Instruments.

Immediately prior to the issuance of the Series 2009-1 Notes, HVF caused the termination of the series supplements and note purchase agreements relating to its Series 2005-3 Variable Funding Rental Car Asset Backed Notes, or the "Series 2005-3 Notes," Series 2005-4 Variable Funding Rental Car Asset Backed Notes, or the "Series 2005-4 Notes," and Series 2008-1 Variable Funding Rental Car Asset Backed Notes, or the "Series 2008-1 Notes," or the "Terminated VFNs," and caused the repayment and cancellation in full of the Terminated VFNs. The Terminated VFNs had expected final maturity dates ranging from November 2009 to November 2010 and we had an aggregate of approximately $2.0 billion of total capacity (prior to borrowing base or other limitations) under the Terminated VFNs. As of December 31, 2009, no amounts were outstanding under the Series 2009-1 Notes.

Series 2009-2 Notes.    In October 2009 HVF issued $1.2 billion in aggregate principal amount of Series 2009-2 Notes. The 3 year notes carry a 4.26% coupon (4.30% yield) and the 5 year notes carry a 5.29% coupon (5.35% yield) with expected final maturities in 2013 and 2015, respectively. The advance rate on the notes is approximately 66%. The Series 2009-2 Notes are currently rated "Aaa" by Moody's.

The Series 2009-2 Notes are subject to events of default and amortization events that are customary in nature for U.S. rental car asset-backed securitizations of this type, including non-payment of principal or interest, violation of covenants, material inaccuracy of representations or warranties, failure to maintain certain enhancement levels and insolvency or certain bankruptcy events. The occurrence of an amortization event or event of default could result in the rapid amortization of the Series 2009-2 Notes and in certain instances the liquidation of vehicles in the U.S. car rental fleet. As of December 31, 2009, $1,186.7 million in borrowings were outstanding under the Series 2009-2 Notes, net of a $13.3 million discount, with an average interest rate of 4.9%.

International Fleet Debt

In connection with the Acquisition, Hertz International, Ltd., or "HIL," a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside North America), together with certain bankruptcy-remote special purpose entities (whether organized as HIL's subsidiaries or as non-affiliated "orphan" companies), or "SPEs," entered into revolving bridge loan facilities providing commitments to lend, in various currencies an aggregate amount equivalent to approximately $1,565.7 million (calculated as of December 31, 2009), subject to borrowing bases comprised of rental vehicles and related assets of certain of HIL's subsidiaries (all of which are organized outside North America) or one or more SPEs, as the case may be, and rental equipment and related assets of certain of HIL's subsidiaries organized outside North America or one or more SPEs, as the case may be. As of the closing date of the Acquisition, the foreign currency equivalent of $1,781 million of indebtedness under the International Fleet Debt facilities was issued and outstanding under these facilities. As of December 31, 2009, the foreign currency equivalent of $705.3 million in borrowings was outstanding under these facilities, net of an $8.7 million discount. These facilities are referred to collectively as the "International Fleet Debt" facilities.

The International Fleet Debt facilities consist of four revolving loan tranches (Tranches A1, A2, B and C), each subject to borrowing bases comprising the revenue earning equipment and related assets of each

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The International Fleet Debt matures in December 2010. Subject to certain exceptions, the loans are subject to mandatory prepayment and reduction in commitment amounts equal to the net proceeds of specified types of take-out financing transactions and asset sales.

The interest rates per annum applicable to loans under the International Fleet Debt facilities are based on fluctuating rates of interest measured by reference to one-month LIBOR, Euro inter-bank offered rate, or "EURIBOR," or their equivalents for local currencies as appropriate (in the case of the Tranche A1 and A2 loans); relevant local currency base rates (in the case of Tranche B loans); or one-month EURIBOR (in the case of the Tranche C loans), in each case plus a borrowing margin. In addition, the borrowers under each of Tranche A1, Tranche A2, Tranche B and Tranche C of the International Fleet Debt facilities will pay fees on the unused commitments of the lenders under the applicable tranche, and other customary fees and expenses in respect of such facilities, and the Tranche A1 and A2 borrowing margins are subject to increase if HIL does not repay borrowings thereunder within specified periods of time and upon the occurrence of other specified events.

The International Fleet Debt facilities contain a number of covenants (including, without limitation, covenants customary for transactions similar to the International Fleet Debt facilities) that, among other things, limit or restrict the ability of our subsidiary, HIL, the borrowers and the other subsidiaries of HIL to dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, make acquisitions, engage in mergers, make negative pledges, change the nature of their business or engage in certain transactions with affiliates. In addition, HIL is restricted from making dividends and other restricted payments (which may include payments of intercompany indebtedness) in an amount greater than €100 million plus a specified excess cash flow amount calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until such time as 50% of the commitments under the International Fleet Debt facilities as of the closing date of the Acquisition have been replaced by permanent take-out international asset-based facilities, the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of cumulative excess cash flow based on the percentage of the International Fleet Debt facilities that have been replaced by permanent take-out international asset-based facilities. As a result of the contractual restrictions on HIL's ability to pay dividends to Hertz as of December 31, 2009, the restricted net assets of our consolidated subsidiaries exceeded 25% of our total consolidated net assets.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million and were due to expire on June 5, 2008. On June 4, 2008, these swaptions were sold for a realized gain of €9.4 million (or $14.8 million). Additionally, on June 4, 2008, HIL purchased two new swaptions for €8.6 million, to protect itself from interest rate increases associated with the International ABS Fleet Financing Facility, which closed on July 24, 2008. These swaptions were based on an underlying transaction with a notional amount of €600 million at an interest rate of 4.25%. On October 10, 2008, the outstanding swaptions were terminated and Hertz received a €1.9 million payment from counterparties. See Note 12—Financial Instruments.

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

We are currently in discussions regarding our refinancing options, and based on these discussions and our ability to access the capital markets we expect to refinance these facilities on or prior to maturity. However, the availability of financing is subject to a variety of factors not in our control including economic and market conditions and investor demand, so there is no guarantee that such facilities can be refinanced or that the terms of such financings will be acceptable. In the event financing is not available or is not available on terms we deem acceptable, we would expect to utilize our corporate liquidity to repay these obligations which could reduce our ability to fund operations and replace our fleet.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The funds under the new fleet financing were used to (i) initially repay in whole the FleetCos' portion of indebtedness under the International Fleet Debt facility and the FleetCos' existing inter-company borrowings related to the acquisition of vehicles and (ii) finance the acquisition of vehicles from time to time in the Relevant Jurisdictions.

The expected maturity date is in December 2010 (when the FleetCos' obligations to the Issuer are scheduled to come due). The maximum commitment under (i) the Euro-denominated portion is €562.0 million (the equivalent of $809.1 million as of December 31, 2009) and (ii) the Australian dollar-denominated portion is A$325 million (the equivalent of $291.9 million as of December 31, 2009). As of December 31, 2009, the foreign currency equivalent of $383.2 million in borrowings were outstanding under this facility.

We are currently in discussions regarding our refinancing options, and based on these discussions and our ability to access the capital markets we expect to refinance these facilities on or prior to maturity. However, the availability of financing is subject to a variety of factors not in our control including economic and market conditions and investor demand, so there is no guarantee that such facilities can be refinanced or that the terms of such financings will be acceptable. In the event financing is not available or is not available on terms we deem acceptable, we would expect to utilize our corporate liquidity to repay these obligations which could reduce our ability to fund operations and replace our fleet.

Fleet Financing Facility

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

The Fleet Financing Facility provides (subject to availability under a borrowing base) a revolving credit facility of up to $275.0 million to Hertz and PR Cars. In September 2009, Hertz reduced the commitments under the Fleet Financing Facility to $165.0 million. As of December 31, 2009, Hertz and PR Cars had $129.2 million (net of a $0.8 million discount) and $18.0 million, respectively, of borrowings outstanding under this facility. The borrowing base formula is subject to downward adjustment upon the occurrence of certain events and (in certain other instances) at the permitted discretion of the Fleet Financing Agent.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Brazilian Fleet Financing Facility

On April 4, 2007, our Brazilian subsidiary, Car Rental Systems Do Brasil Locacao De Veiculos Ltda., or "Hertz Brazil," entered into an agreement amending and restating its credit facility to, among other things, increase the facility to R$130 million (the equivalent of $74.7 million as of December 31, 2009), consisting of an R$70 million (or $40.2 million) term loan facility and an R$60 million (or $34.5 million) revolving credit facility. The borrowing margin was reduced from 300 basis points over CDI (Brazil's interbank deposit rate) to 225 basis points over CDI. The amendment also increased the borrowing base advance rate from 80% to 85% of the value of the fleet. The credit facility is secured by Hertz Brazil's fleet of vehicles and backed by a $63.5 million Hertz guarantee. That guarantee is secured equally and ratably with borrowings under the Senior Term Facility. This facility will mature in December 2010. As of December 31, 2009, the foreign currency equivalent of $69.3 million in borrowings were outstanding under this facility.

Canadian Fleet Financing Facility

On May 30, 2007, our indirect subsidiary, Hertz Canada Limited, and certain of its subsidiaries, entered into a Note Purchase Agreement with CARE Trust, a third-party special purpose commercial paper conduit administered by Bank of Montreal, or "CARE Trust," which acts as conduit for the asset-backed borrowing facility, and certain related agreements and transactions, in order to establish an asset-backed borrowing facility to provide financing for our Canadian rental car fleet (the "Canadian Fleet Financing Facility"). The new facility refinanced the Canadian portion of the International Fleet Debt facilities. The maximum amount which may be borrowed under the new facility was CAD$400 million (or $381.3 million). This facility had an original maturity of May 2012.

In June 2009, subsidiaries of Hertz entered into a second omnibus amendment to our Canadian Fleet Financing Facility, reducing the facility limit from CAD$400 million (or $381.3 million, calculated using exchange rates in effect on December 31, 2009) to CAD$225 million (or $214.5 million), changing the maturity date from May 2012 to May 2011 and adding an increase in the commitment fee. Also, among other things, certain covenants pertaining to fleet composition were eliminated and certain limitations on the number of vehicles supplied by a single manufacturer which may be included in the borrowing base calculation were added. As of December 31, 2009, the foreign currency equivalent of $55.6 million in borrowings were outstanding under this facility.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Belgian Fleet Financing Facility

On June 21, 2007, our Belgian subsidiary, Hertz Belgium BVBA, entered into a secured revolving credit facility with varying facility limits of up to €27.4 million (or $39.4 million) maturing in December 2010. The new facility refinanced the Belgian portion of the International Fleet Debt facilities. This facility is guaranteed by HIL and the fleet assets used in the Belgian operations are pledged as collateral for this debt. Interest is charged at a spread over the EURIBOR. This facility contains a number of covenants typical for this type of facility, including restrictions on additional indebtedness, creation of liens, engaging in mergers and change of business. As of December 31, 2009, the foreign currency equivalent of $33.7 million in borrowings were outstanding under this facility.

Capitalized Leases

Capitalized Leases includes capitalized lease financings outstanding in the United Kingdom (the "U.K. Leveraged Financing"), Australia and Netherlands. The U.K. Leveraged Financing which is the largest portion of the Capitalized Leases consists of an agreement for a sale and leaseback facility entered into with a financial institution in the United Kingdom, or the "U.K.," by our subsidiary in the U.K., Hertz (U.K.) Limited on December 21, 2007, under which we may sell and lease back fleet up to the value of £165.0 million (or $267.5 million). The amount available under this facility increases over the term of the facility. The facility is scheduled to mature in February 2013. This facility refinanced the U.K. portion of the International Fleet Debt facilities. This facility contains covenants typical for this type of facility including restriction on engaging in mergers and change of business, and includes requirements to meet, on a quarterly basis, certain ratios measuring utilization, interest coverage and net worth. The Australian and Netherlands subsidiaries conducting the car rental business may, at their option, continue to engage in capital lease financings relating to revenue earning equipment outside the International Fleet Debt facilities. As of December 31, 2009, Capitalized Leases have maturities ranging from January 2010 to March 2012. As of December 31, 2009, the foreign currency equivalent of $222.4 million in capital leases were outstanding.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of December 31, 2009, we were in compliance with all of these financial covenants.

As of December 31, 2009, we had an aggregate principal amount outstanding of $1,358.6 million pursuant to our Senior Term Facility and no amounts outstanding in our Senior ABL Facility. Under our Senior Credit Facilities, we are required to maintain a specified minimum level of borrowing capacity under our Senior ABL Facility, if we fail to meet these requirements, we will then be subject to financial covenants under that facility, including covenants that will obligate us to maintain a specified debt to Corporate EBITDA (defined below) leverage ratio and a specified Corporate EBITDA to fixed charges coverage ratio. The financial covenants in our Senior Term Facility include obligations to maintain a specified debt to Corporate EBITDA leverage ratio and a specified Corporate EBITDA to interest expense coverage ratio for specified periods. As of December 31, 2009, Hertz was required under the Senior Term Facility to have a consolidated leverage ratio of not more than 5.00:1 and a consolidated interest expense coverage ratio of not less than 2.25:1. In addition, under our Senior ABL Facility, if there was

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

less than $200.0 million of available borrowing capacity under that facility as of December 31, 2009, Hertz was required to have a consolidated leverage ratio of not more than 5.00:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the quarter then ended. Under the Senior Term Facility, as of December 31, 2009, we had a consolidated leverage ratio of 3.85:1 and a consolidated interest expense coverage ratio of 3.16:1. Since we had maintained sufficient borrowing capacity under our Senior ABL Facility as of December 31, 2009, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. "EBITDA" means consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation and amortization and "Corporate EBITDA" means "EBITDA" as that term is defined under Hertz's senior credit facilities, which is generally consolidated net income before net interest expense (other than interest expense relating to certain car rental fleet financing), consolidated income taxes, consolidated depreciation (other than depreciation related to the car rental fleet) and amortization and before certain other items, in each case as more fully described in the agreements governing Hertz's senior credit facilities.

Credit Facilities

As of December 31, 2009, the following credit facilities were available for the use of Hertz and its subsidiaries:

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior Term Facility	$—	$—
Senior ABL Facility	1,654.4	925.0

Total Corporate Debt	1,654.4	925.0

Fleet Debt
U.S. Fleet Debt	2,138.1	88.7
International Fleet Debt	851.8	110.0
International ABS Fleet Financing Facility	658.7	110.4
Fleet Financing Facility	17.0	17.0
Brazilian Fleet Financing Facility	6.5	—
Canadian Fleet Financing Facility	158.8	45.1
Belgian Fleet Financing Facility	—	—
Capitalized Leases	101.5	—

Total Fleet Debt	3,932.4	371.2

Total	$5,586.8	$1,296.2

As of December 31, 2009, the Senior Term Facility had approximately $0.6 million available under the letter of credit facility and the Senior ABL Facility had $114.6 million available under the letter of credit facility sublimit.

Our liquidity as of December 31, 2009 was $5.8 billion, which consisted of $1.0 billion of cash, $0.9 billion of unused commitments under our Senior ABL Facility and $3.9 billion of unused commitments under our Fleet Financing Facilities. Taking into consideration the borrowing base limitations in our Senior ABL

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility and in our Fleet Debt, the amount that we had available for immediate use as of December 31, 2009 under our Senior ABL Facility was $0.9 billion and we had $0.4 billion of over-enhancement that was available under our Fleet Debt. Accordingly, as of December 31, 2009 we had $2.3 billion ($1.0 billion in cash, $0.9 billion available under our Senior ABL Facility and $0.4 billion available under our various Fleet Debt facilities) in liquidity that was available for our immediate use. Future availability of borrowings under these facilities will depend on borrowing base requirements and other factors, many of which are outside our control.

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of our lenders under our various credit facilities. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under our various credit facilities. None of such assets will be available to satisfy the claims of our general creditors.

As of December 31, 2009 and 2008, accrued interest was $120.9 million and $131.4 million, respectively, which is reflected in our consolidated balance sheet in "Other accrued liabilities."

Note 4—Employee Retirement Benefits

Qualified U.S. employees, after completion of specified periods of service, are eligible to participate in The Hertz Corporation Account Balance Defined Benefit Pension Plan, or the "Hertz Retirement Plan," a cash balance plan. Under this qualified Hertz Retirement Plan, we pay the entire cost and employees are not required to contribute.

Most of our international subsidiaries have defined benefit retirement plans or participate in various insured or multiemployer plans. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans. We participate in various multiemployer pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Contributions to U.S. multiemployer plans were $6.3 million, $7.3 million and $7.5 million for years ended December 31, 2009, 2008 and 2007, respectively.

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

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	2009	2008	2009	2008	2009	2008
Change in Benefit Obligation
Benefit obligation at January 1	$438.8	$451.2	$163.5	$199.7	$12.9	$13.2
Service cost	22.0	23.1	5.6	8.1	0.1	0.1
Interest cost	27.9	27.4	9.5	10.2	0.8	0.8
Employee contributions	—	—	1.1	1.8	0.5	0.3
Plan amendments	—	—	—	—	—	—
Plan curtailments	—	(9.3)	(0.3)	(0.6)	—	0.7
Plan settlements	(11.0)	(24.4)	(1.6)	(0.7)	—	—
Special termination benefits	—	2.1	—	—	—	—
Benefits paid	(36.4)	(21.8)	(4.7)	(3.4)	(1.3)	(1.1)
Foreign exchange translation	—	—	15.5	(49.0)	—	—
Actuarial loss (gain)	63.4	(9.5)	2.7	(2.4)	0.7	(1.1)
Other	—	—	(0.3)	(0.2)	—	—

Benefit obligation at December 31	$504.7	$438.8	$191.0	$163.5	$13.7	$12.9

Change in Plan Assets
Fair value of plan assets at January 1	$237.0	$329.7	$103.3	$162.6	$—	$—
Actual return on plan assets	39.3	(73.7)	23.1	(27.5)	—	—
Company contributions	55.3	27.2	6.7	8.6	0.7	0.8
Employee contributions	—	—	1.1	1.8	0.5	0.3
Plan settlements	(11.0)	(24.4)	(1.6)	(0.7)	—	—
Benefits paid	(36.4)	(21.8)	(4.7)	(3.4)	(1.2)	(1.1)
Foreign exchange translation	—	—	11.6	(37.9)	—	—
Other	—	—	(0.3)	(0.2)	—	—

Fair value of plan assets at December 31	$284.2	$237.0	$139.2	$103.3	$—	$—

Funded Status of the Plan
Plan assets less than benefit obligation	$(220.5)	$(201.8)	$(51.8)	$(60.2)	$(13.7)	$(12.9)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	2009	2008	2009	2008	2009	2008
Amounts recognized in balance sheet:
Liabilities	$(220.5)	$(201.8)	$(51.8)	$(60.2)	$(13.7)	$(12.9)

Net obligation recognized in the balance sheet	$(220.5)	$(201.8)	$(51.8)	$(60.2)	$(13.7)	$(12.9)

Prior service cost	$(0.1)	$(0.1)	$—	$—	$—	$—
Net gain (loss)	(120.7)	(75.7)	4.6	(6.5)	3.6	4.6

Accumulated other comprehensive income (loss)	(120.8)	(75.8)	4.6	(6.5)	3.6	4.6
Unfunded accrued pension or postretirement benefit	(99.7)	(126.0)	(56.4)	(53.7)	(17.3)	(17.5)

Net obligation recognized in the balance sheet	$(220.5)	$(201.8)	$(51.8)	$(60.2)	$(13.7)	$(12.9)

Total recognized in other comprehensive income (loss)	$(45.0)	$(74.4)	$11.9	$(36.0)	$1.0	$2.6

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$74.0	$107.6	$(5.0)	$41.7	$1.5	$0.5

Estimated amounts that will be amortized from accumulated other comprehensive (income) loss over the next fiscal year:
Net gain (loss)	$(5.6)	$(0.4)	$0.4	$0.3	$0.3	$0.4

Accumulated Benefit Obligation at December 31	$449.4	$382.8	$183.7	$151.6	N/A	N/A

Weighted-average assumptions as of December 31
Discount rate	5.42%	6.39%	5.78%	5.59%	5.40%	6.20%
Expected return on assets	8.50%	8.25%	7.45%	6.79%	N/A	N/A
Average rate of increase in compensation	4.4%	4.3%	3.7%	3.9%	N/A	N/A
Initial health care cost trend rate	—	—	—	—	8.65%	9.0%
Ultimate health care cost trend rate	—	—	—	—	4.5%	5.0%
Number of years to ultimate trend rate	—	—	—	—	20	10

The discount rate used to determine the December 31, 2009 benefit obligations for U.S. pension plans is based on the rate from the Citigroup Pension Discount Curve that is appropriate for the duration of our plan liabilities. For our plans outside the U.S., the discount rate reflects the market rates for high-quality corporate bonds currently available. The discount rate in a country was determined based on a yield curve constructed from high quality corporate bonds in that country. The rate selected from the yield curve has a duration that matches our plan.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The expected return on plan assets for each funded plan is based on expected future investment returns considering the target investment mix of plan assets.

	Pension Benefits
	U.S.			Non-U.S.
	Years ended December 31,			Years ended December 31,
	2009	2008	2007	2009	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$22.0	$23.1	$27.6	$5.6	$8.1	$10.9
Interest cost	27.9	27.4	26.4	9.5	10.2	10.3
Expected return on plan assets	(22.7)	(23.5)	(25.7)	(7.6)	(11.4)	(10.9)
Amortization:
Losses and other	0.4	0.4	1.0	(0.4)	(0.7)	—
Curtailment loss	—	—	(5.1)	(0.3)	(0.7)	(0.1)
Settlement loss (gain)	1.4	3.7	3.5	0.1	0.1	(0.3)
Special termination cost	—	2.1	4.5	—	—	—

Net pension expense	$29.0	$33.2	$32.2	$6.9	$5.6	$9.9

Weighted-average discount rate for expense (January 1)	6.39%	6.30%	5.70%	5.59%	5.51%	4.81%
Weighted-average assumed long-term rate of return on assets (January 1)	8.25%	8.50%	8.75%	6.79%	7.22%	7.22%

The pension mark-to-market adjustment balance included in "Accumulated other comprehensive loss" at December 31, 2009 and 2008 was $66.5 million and $49.4 million, respectively.

	Postretirement Benefits (U.S.)
	Years ended December 31,
	2009	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$0.1	$0.1	$0.3
Interest cost	0.7	0.7	0.8
Amortization:
Losses and other	(0.3)	(2.9)	(0.6)
Special termination benefit cost	—	—	0.2

Net postretirement expense	$0.5	$(2.1)	$0.7

Weighted-average discount rate for expense	6.2%	6.3%	5.7%
Initial health care cost trend rate	9.0%	9.5%	9.5%
Ultimate health care cost trend rate	5.0%	5.0%	5.0%
Number of years to ultimate trend rate	9	8	7

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changing the assumed health care cost trend rates by one percentage point is estimated to have the following effects (in millions of dollars):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$0.0	$0.0
Effect on postretirement benefit obligation	$0.4	$(0.4)

The provisions charged to income for the years ended December 31, 2009, 2008 and 2007 for all other pension plans were approximately (in millions of dollars) $7.3, $8.0 and $7.8, respectively.

The provisions charged to income for the years ended December 31, 2009, 2008 and 2007 for the defined contribution plans were approximately (in millions of dollars) $6.9, $16.3 and $15.6, respectively.

Plan Assets

We have a long-term investment outlook for the assets held in our Company sponsored plans, which is consistent with the long-term nature of each plan's respective liabilities. We have two major plans which reside in the U.S. and the U.K.

The U.S. Plan, or the "Plan," currently has a target asset allocation of 70% equity and 30% fixed income. The equity portion of the Plan is invested in one passively managed S&P 500 index fund, one passively managed U.S. small/midcap fund and one actively managed international portfolio. The fixed income portion of the Plan is actively managed by a professional investment manager and is benchmarked to the Barclays Long Govt/Credit Index. The Plan assumes an 8.5% rate of return on assets, which represents the expected long-term annual weighted-average return for the Plan in total.

The U.K. Plan currently invests in a professionally managed Balanced Consensus Index Fund, which has the investment objective of achieving a total return relatively equal to its benchmark. The benchmark is based upon the average asset weightings of a broad universe of U.K. pension funds invested in pooled investment vehicles and each of their relevant indices. The asset allocation as of December 31, 2009, was 83% equity, 8% fixed income and 9% cash. The U.K. Plan currently assumes a rate of return on assets of 7.5%, which represents the expected long-term annual weighted-average return.

The FASB establishes a three-level valuation hierarchy based upon observable and non-observable inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobserved inputs (level 3 measurements). Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Plan's market assumptions. The three levels of the fair value hierarchy are described as follows:

  •
  Level 1 Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

  •
  Level 2 Inputs to the valuation methodology include:

  •
  Quoted prices for similar assets or liabilities in active markets;

  •
  Quoted prices for identical or similar assets or liabilities in inactive markets;

  •
  Inputs other than quoted prices that are observable for the asset or liability;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    •
    Inputs that are derived principally from a corroborated by observable market data by correlation or other means.

    If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

  •
  Level 3 Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The fair value measurements of our U.S. pension plan assets are based upon significant observable (Level 2) inputs as follows (in millions of dollars):

Asset Category	Year ended December 31, 2009
Cash and cash equivalents	$4.6
Equity Securities:
U.S. Large Cap	80.2
U.S. Mid Cap	23.8
U.S. Small Cap	18.4
International Large Cap	63.4
Fixed Income Securities:
U.S. Treasuries	44.6
Corporate Bonds	45.4
Mortgage-backed Bonds	—
Municipal Bonds	1.1
Real Estate (REITs)	2.7

Total fair value of pension plan assets	$284.2

The fair value measurements of our U.K. pension plan assets are based upon significant observable (Level 2) inputs as follows (in millions of dollars):

Asset Category	Year ended December 31, 2009
Cash and cash equivalents	$8.4
U.K. Equities	48.7
Overseas Equities	60.6
U.K. Conventional Gilts	5.4
Overseas Bonds	4.9
Corporate Bonds	3.5
Index-Linked Gilts-Stocks	0.8

Total fair value of pension plan assets	$132.3

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contributions

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time we make contributions beyond those legally required. In 2009, we made discretionary cash contributions to our U.S. qualified pension plan of $42.6 million. In 2008, we made a discretionary cash contribution to our U.S. qualified pension plan of $1.5 million. Based upon the significant decline in asset values in 2008, which were in line with the overall market declines, it is likely we will have to make cash contributions in 2010 and future years. We expect to contribute between $25 million and $95 million to our U.S. plan during 2010. The level of 2010 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments (in millions of dollars):

	Pension Benefits	Postretirement Benefits (U.S.)
2010	$30.7	$0.9
2011	29.6	0.9
2012	34.3	0.9
2013	37.4	1.0
2014	36.4	1.0
2015-2018	230.7	5.4

Note 5—Stock-Based Compensation

Plans

On February 28, 2008, our Board of Directors adopted the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan", which was approved by our stockholders at the annual meeting of stockholders held on May 15, 2008. A maximum of 17.7 million shares are reserved for issuance under the Omnibus Plan. The Omnibus Plan provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units and deferred stock units to key executives, employees and non-management directors. We also granted awards under the Hertz Global Holdings, Inc. Stock Incentive Plan, or the "Stock Incentive Plan," and the Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Director Plan", or the "Prior Plans."

The Omnibus Plan provides that no further awards will be granted pursuant to the Prior Plans. However, awards that had been previously granted pursuant to the Prior Plans will continue to be subject to and governed by the terms of the Prior Plans. As of December 31, 2009, there were 13.0 million shares of our common stock underlying awards outstanding under the Prior Plans. In addition, as of December 31, 2009, there were 8.1 million shares of our common stock underlying awards outstanding under the Omnibus Plan.

In addition to the 21.1 million shares underlying outstanding awards as of December 31, 2009, we had 8.9 million shares of our common stock available for issuance under the Omnibus Plan. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of common

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose.

Shares subject to any award granted under the Omnibus Plan that for any reason are canceled, terminated, forfeited, settled in cash or otherwise settled without the issuance of common stock after the effective date of the Omnibus Plan will generally be available for future grants under the Omnibus Plan.

Stock Options and Stock Appreciation Rights

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

In February 2009, we granted options to acquire 52,500 shares of our common stock at an exercise price of $3.24 per share under the Omnibus Plan.

We have accounted for our employee stock-based compensation awards in accordance with ASC 718, "Compensation-Stock Compensation." The options are being accounted for as equity-classified awards. We will recognize compensation cost on a straight-line basis over the vesting period. The value of each option award is estimated on the grant date using a Black-Scholes option valuation model that incorporates the assumptions noted in the following table. Because the stock of Hertz Holdings became publicly traded in November 2006 and has a short trading history, it is not practicable for us to estimate the expected volatility of our share price, or a peer company share price, because there is not sufficient historical information about past volatility. Therefore, we have used the calculated value method, substituting the historical volatility of an appropriate industry sector index for the expected volatility of Hertz Holdings' common stock price as an assumption in the valuation model. We selected the Dow Jones Specialized Consumer Services sub-sector within the consumer services industry, and we used the U.S. large capitalization component, which includes the top 70% of the index universe (by market value).

The calculation of the historical volatility of the index was made using the daily historical closing values of the index for the preceding 6.25 years, because that is the expected term of the options using the simplified approach.

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

Assumption	2009 Grants	2008 Grants
Expected volatility	34.9%	30.8%
Weighted-average volatility	34.9%	30.8%
Expected dividend yield	0.0%	0.0%
Expected term (years)	6.25	5.0 - 6.25
Risk-free interest rate	2.90%	2.56 - 3.75%
Forfeiture rate (per year)	1.0%	1.0%
Weighted-average grant date fair value	$1.29	$4.42

A summary of option activity under the Stock Incentive Plan and the Omnibus Plan as of December 31, 2009 is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands of dollars)
Outstanding at January 1, 2009	16,087,407	$8.97	7.9	$3,987
Granted	52,500	$3.24
Exercised	(1,034,204)	$4.65
Forfeited or Expired	(995,399)	$7.56

Outstanding at December 31, 2009	14,110,304	$9.38	7.0	56,221

Exercisable at December 31, 2009	7,430,924	$9.17	6.8	$32,166

The aggregate intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $4.2 million and $6.8 million, respectively. A total of 1,034,204 options were exercised in the year ended December 31, 2009 and we received $5.3 million from the issuance of shares related to these exercises.

A summary of non-vested options as of December 31, 2009, and changes during the year, is presented below.

	Non-vested Shares	Weighted- Average Exercise Price	Weighted- Average Grant- Date Fair Value
Non-vested as of January 1, 2009	11,035,751	$9.33	$6.24
Granted	52,500	$3.24	$1.29
Vested	(3,573,517)	$9.36	$6.47
Forfeited or Expired	(835,354)	$7.56	$5.86

Non-vested as of December 31, 2009	6,679,380	$9.62	$6.16

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Stock, Performance Stock Units, Restricted Stock and Restricted Stock Units

Performance stock, performance stock units, or "PSUs," and performance units granted under the Omnibus Plan will vest based on the achievement of pre-determined performance goals over performance periods determined by the compensation committee. In the event of an employee's death or disability, a pro rata portion of the employee's performance stock, performance stock units and performance units will vest to the extent performance goals are achieved at the end of the performance period. Upon a termination of employment or for any other reason, all outstanding performance stock, performance stock units and performance units held by the employee are immediately canceled.

Restricted stock and restricted stock units, or "RSUs," granted under the Omnibus Plan will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the compensation committee. Upon a termination of employment for any reason, any unvested restricted stock or restricted stock units of the employee will be canceled.

Each deferred stock unit granted under the Omnibus Plan represents the right to receive one share of Hertz Holdings' common stock on a specified future date. Generally, upon a participant's termination of employment other than for cause, Hertz Holdings will issue one share of common stock to the participant for each deferred stock unit the participant then holds.

A summary of RSU and PSU activity under the Omnibus Plan as of December 31, 2009 is presented below.

Options	Shares	Weighted- Average Fair Value	Aggregate Fair Value (In thousands of dollars)
Outstanding at January 1, 2009	1,285,000	$4.98	$6,515
Granted	6,465,239	$3.42
Vested/Exercised	(635,000)	$4.98
Forfeited or Expired	(138,000)	$4.83

Outstanding at December 31, 2009	6,977,239	$3.53	$83,169

The total fair value of RSUs and PSUs that vested during the year is $6.2 million.

In 2009, we granted RSUs to key executives and employees, and PSUs as presented in the table below. RSUs granted in 2009 generally have the terms set forth in the Omnibus Plan, however in the event of an employee's death or disability (as defined in the Omnibus Plan), a pro rata portion of the RSUs that would have vested on the next anniversary of the grant date will vest and the remainder of the RSUs will be canceled.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Grant Date	Fair Value	Number of Units
2/26/09	$3.24	2,439,363
2/26/09	$3.24	2,095,376
3/13/09	$2.75	1,400,000
5/1/09	$6.45	495,500
5/11/09	$8.38	10,000
7/31/09	$9.44	10,000
8/14/09	$11.02	15,000

		6,465,239

Compensation expense for RSUs and PSUs is based on the grant date fair value, and is recognized ratably over the vesting period. For grants in 2008, the vesting period is two years (50% in the first year and 50% in the second year). For grants in 2009, the vesting period is three years (25% in the first year, 25% in the second year and 50% in the third year). The PSUs have an additional vesting condition. The restriction period applicable to the PSUs will lapse on the first anniversary of the grant date if the consolidated leverage ratio covenants within our Senior Credit Facilities have not been violated during that twelve month period. Assuming the restriction period has lapsed, the grants will vest pursuant to the vesting schedule. If the consolidated leverage ratio covenant is violated during the first twelve months, all PSUs will be forfeited.

Impact on Results

A summary of the total compensation expense and associated income tax benefits recognized under our Prior Plans and the Omnibus Plan, including the cost of stock options, RSUs, and PSUs, is as follows:

	Years ended December 31,
	2009	2008	2007
Compensation Expense	$34.5	$27.8	$32.9
Income Tax Benefit	(13.4)	(10.7)	(12.7)

Total	$21.1	$17.1	$20.2

As of December 31, 2009, there was approximately $51.7 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect special cash dividends of $4.32 per share paid on June 30, 2006 and $1.12 per share paid on November 21, 2006. These remaining costs are expected to be recognized over the remaining 1.3 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Employee Stock Purchase Plan

On February 28, 2008, upon recommendation of the compensation committee of our Board of Directors, or "Committee," our Board of Directors adopted the Hertz Global Holdings, Inc. Employee Stock Purchase Plan, or the "ESPP," and the plan was approved by our stockholders on May 15, 2008. The

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ESPP is intended to be an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code.

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

For the year ended December 31, 2009, we recognized compensation cost of approximately $0.5 million ($0.3 million, net of tax) for the amount of the discount on the stock purchased by our employees. Approximately 1,800 employees participated in the ESPP as of December 31, 2009.

Note 6—Depreciation of Revenue Earning Equipment

Depreciation of revenue earning equipment includes the following (in millions of dollars):

	Years ended December 31,
	2009	2008	2007
Depreciation of revenue earning equipment	$1,786.9	$2,020.3	$1,905.9
Adjustment of depreciation upon disposal of the equipment	76.5	83.1	21.2
Rents paid for vehicles leased	68.0	90.8	76.3

Total	$1,931.4	$2,194.2	$2,003.4

The adjustment of depreciation upon disposal of revenue earning equipment for the years ended December 31, 2009, 2008 and 2007 included (in millions of dollars) net losses of $41.3 and $32.1 and a net gain of $0.6, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations, and net losses of $35.2, $51.0 and $21.8, respectively, on the disposal of vehicles used in our car rental operations.

Depreciation rates are reviewed on an ongoing basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During 2009, 2008 and 2007, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net increases of $13.2 million, $36.6 million and $13.7 million in depreciation expense for the years ended December 31, 2009, 2008 and 2007, respectively. During 2009, 2008 and 2007, depreciation rate changes in certain of our equipment rental operations resulted in an increase of $6.1 million and net decreases of $3.9 million and $13.1 million in depreciation expense for the years ended December 31, 2009, 2008 and 2007, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007, our worldwide car rental operations sold approximately 153,300, 189,300 and 163,700 non-program cars, respectively, a 19.0% decrease in 2009 versus 2008 primarily due to a lower average fleet size.

Note 7—Taxes on Income

The components of income (loss) before income taxes and noncontrolling interest for the periods were as follows (in millions of dollars):

	Years ended December 31,
	2009	2008	2007
Domestic	$(149.3)	$(1,166.7)	$190.0
Foreign	(21.7)	(216.1)	196.8

Total	$(171.0)	$(1,382.8)	$386.8

The total provision (benefit) for taxes on income consists of the following (in millions of dollars):

	Years ended December 31,
	2009	2008	2007
Current:
Federal	$0.4	$(1.5)	$10.5
Foreign	15.8	36.5	18.3
State and local	(1.2)	3.0	14.0

Total current	15.0	38.0	42.8

Deferred:
Federal	(34.1)	(192.9)	66.9
Foreign	(23.0)	(12.7)	8.4
State and local	(17.6)	(29.3)	(15.5)

Total deferred	(74.7)	(234.9)	59.8

Total provision (benefit)	$(59.7)	$(196.9)	$102.6

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal items of the U.S. and foreign net deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows (in millions of dollars):

	2009	2008
Deferred Tax Assets:
Employee benefit plans	$88.0	$101.8
Net operating loss carryforwards	1,135.2	464.7
Foreign tax credit carryforwards	20.8	20.8
Federal, state and foreign tax credit carryforwards	8.2	8.8
Accrued and prepaid expenses	206.1	264.9

Total Deferred Tax Assets	1,458.3	861.0
Less: Valuation Allowance	(167.8)	(123.2)

Total Net Deferred Tax Assets	1,290.5	737.8

Deferred Tax Liabilities:
Depreciation on tangible assets	(1,694.4)	(1,165.9)
Intangible assets	(1,067.0)	(1,053.8)

Total Deferred Tax Liabilities	(2,761.4)	(2,219.7)

Net Deferred Tax Liability	$(1,470.9)	$(1,481.9)

As of December 31, 2009, deferred tax assets of $821.6 million were recorded for unutilized U.S. Federal Net Operating Losses, or "NOL," carryforwards of $2,352.8 million. The total Federal NOL carry forwards are $2,363.7 million of which $10.9 million relate to excess tax deductions associated with stock option plans which have yet to reduce taxes payable. Upon the utilization of these carry forwards, the associated tax benefits of approximately $3.8 million will be recorded to Additional Paid-in Capital. The Federal NOLs begin to expire in 2025. State NOLs associated with the Federal NOL, exclusive of the effects of the excess tax deductions; have generated a deferred tax asset of $135.0 million. The state NOLs begin to expire in 2010.

On January 1, 2009, Bank of America acquired a majority equity interest in Merrill Lynch & Co. For U.S. income tax purposes the transaction, when combined with other unrelated transactions during the previous 36 months, resulted in a change in control as that term is defined in Section 382 of the Internal Revenue Code. Consequently, utilization of all pre-2009 U.S. net operating losses is subject to an annual limitation. We have calculated the expected annual base limitation as well as additional limitation resulting from a net unrealized built in gain as of the acquisition date and other adjustments. Based on the calculations, the limitation is not expected to result in a loss of net operating losses or have a material adverse impact on taxes.

As of December 31, 2009, deferred tax assets of $178.0 million were recorded for foreign NOL carryforwards of $754.8 million. A valuation allowance of $123.2 million at December 31, 2009 was recorded against these deferred tax assets because those assets relate to jurisdictions that have historical losses and the likelihood exists that a portion of the NOL carryforwards may not be utilized in the future. An additional valuation allowance of $31.1 million at December 31, 2009 was recorded against foreign deferred tax assets related to other cumulative temporary differences.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The foreign NOL carryforwards of $754.8 million include $637.2 million which have an indefinite carryforward period and associated deferred tax assets $143.3 million. The remaining foreign NOLs of $117.6 million are subject to expiration beginning in 2015 and have associated deferred tax assets of $34.7 million.

As of December 31, 2009, deferred tax assets for U.S. Foreign Tax Credit carryforwards were $20.8 million which relate to credits generated as of December 31, 2007. The carryforwards will begin to expire in 2015. A valuation allowance of $13.5 million at December 31, 2009 was recorded against a portion of the U.S. foreign tax credit deferred tax assets in the likelihood that they may not be utilized in the future. A deferred tax asset was also recorded for various state tax credit carryforwards of $3.9 million, which will begin to expire in 2027.

In determining the valuation allowance, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with ASC 740-10, "Accounting for Income Taxes," or "ASC 740-10." This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. Based on the assessment, as of December 31, 2009, total valuation allowances of $167.8 million were recorded against deferred tax assets. Although realization is not assured, we have concluded that it is more likely than not the remaining deferred tax assets of $1,290.5 million will be realized and as such no valuation allowance has been provided on these assets.

The significant items in the reconciliation of the statutory and effective income tax rates consisted of the following:

	Years ended December 31,
	2009	2008	2007
Statutory Federal Tax Rate	35.0%	35.0%	35.0%
Foreign tax differential	21.1	(0.5)	(9.8)
State and local income taxes, net of federal income tax benefit	6.0	0.7	2.1
Change in state statutory rates, net of federal income tax benefit	3.5	0.1	(3.7)
Effect of impairment charges	—	(16.6)	—
Federal permanent differences	2.0	0.1	(1.0)
Withholding taxes	(4.8)	(0.5)	1.4
Uncertain tax positions	(2.8)	(0.4)	2.1
Increase (decrease) in valuation allowance	(26.2)	(3.8)	—
All other items, net	1.1	0.1	0.4

Effective Tax Rate	34.9%	14.2%	26.5%

The increase in the 2009 effective tax rate is primarily due to nonrecurring 2008 impairment losses.

As of December 31, 2009, our foreign subsidiaries have net undistributed earnings of $228.1 million. Deferred taxes have not been recorded for such earnings because it is management's current intention to permanently reinvest undistributed earnings and there is no foreseeable need to distribute offshore reserves or earnings as it is not practical to determine such deferred tax liabilities. If, in the future, undistributed earnings are repatriated to the United States, or it is determined such earnings will be repatriated in the foreseeable future, deferred taxes will be recorded.

The provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109," which was incorporated in ASC 740-10, were adopted on January 1, 2007. Upon adoption, an $18.9 million increase to liabilities for unrecognized tax benefits was

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recorded. The increase in liabilities was recorded as of January 1, 2007 as an increase of $3.6 million to "Accumulated Deficit" which is reflected in our consolidated balance sheet and an increase of $15.3 million to "Goodwill" which is reflected in our consolidated balance sheet.

On the adoption date, total unrecognized tax benefits were $20.3 million. As of December 31, 2009, total unrecognized tax benefits were $25.6 million, all of which, if recognized, would favorably impact the effective tax rate in future periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions of dollars):

	2009	2008	2007
Balance at January 1	$21.7	$35.5	$20.3
Increase (decrease) attributable to tax positions taken during prior periods	1.1	(5.7)	6.4
Increase attributable to tax positions taken during the current year	3.1	5.2	9.5
Decrease attributable to settlements with taxing authorities	(0.3)	(13.3)	(0.7)

Balance at December 31	$25.6	$21.7	$35.5

We conduct business globally and, as a result, file one or more income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. The open tax years for these jurisdictions span from 1998 to 2009. A tax indemnification agreement entered into with Ford on the Closing Date indemnifies Hertz from U.S. federal and unitary state, and certain combined non-U.S. income tax liabilities for all periods prior to December 21, 2005. We are not currently under audit by the Internal Revenue Service. Several U.S. state and non-U.S. jurisdictions are under audit.

In many cases the uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. It is reasonable that approximately $5.3 million of unrecognized tax benefits may reverse within the next twelve months due to settlement with the relevant taxing authorities and/or the filing of amended income tax returns.

Net, after-tax interest and penalties related to the liabilities for unrecognized tax benefits are classified as a component of "(Provision) benefit for taxes on income" in the consolidated statement of operations. During 2009, approximately $(0.2) million in net, after-tax interest and penalties were recognized. Approximately $5.8 million of net, after-tax interest and penalties are accrued in the consolidated balance sheet at December 31, 2009. During 2008, approximately $0.6 million was recognized in net, after-tax interest and penalties. Approximately $6.0 million of net, after-tax interest and penalties was accrued in our consolidated balance sheet at December 31, 2008. During 2007, approximately $2.2 million was recognized in net, after-tax interest and penalties. Approximately $12.0 million of net, after-tax interest and penalties was accrued in our consolidated balance sheet at December 31, 2007.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Lease and Concession Agreements

We have various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and real estate leases under which the following amounts were expensed (in millions of dollars):

	Years ended December 31,
	2009	2008	2007
Rents	$133.2	$144.2	$130.9
Concession fees:
Minimum fixed obligations	260.1	251.0	301.5
Additional amounts, based on revenues	231.5	268.8	209.6

Total	$624.8	$664.0	$642.0

As of December 31, 2009, minimum obligations under existing agreements referred to above are approximately as follows (in thousands of dollars):

	Rents	Concessions
2010	$126.9	$251.9
2011	106.7	208.5
2012	82.1	181.3
2013	62.2	138.7
2014	49.4	77.7
Years after 2014	179.1	242.3

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

In addition to the above, we have various leases on revenue earning equipment and office and computer equipment under which the following amounts were expensed (in millions of dollars):

	Years ended December 31,
	2009	2008	2007
Revenue earning equipment	$68.0	$90.8	$76.3
Office and computer equipment	8.9	10.2	11.3

Total	$76.9	$101.0	$87.6

As of December 31, 2009, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in millions of dollars): 2010, $25.4; 2011, $6.0; 2012, $2.4; 2013, $0.3; 2014, $0.0; years after 2014, $0.0.

Note 9—Segment Information

Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. We have identified two reportable segments: rental of cars and light trucks, or "car rental," and rental of industrial,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

construction and material handling equipment, or "equipment rental." Other reconciling items includes general corporate assets and expenses, certain interest expense (including net interest on corporate debt), as well as other business activities, such as our third party claim management services.

Adjusted pre-tax income (loss) is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. We believe this measure best reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes and noncontrolling interest plus other reconciling items, non-cash purchase accounting charges, non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts and certain one-time charges and non-operational items. The contribution of our reportable segments for the years ended December 31, 2009, 2008 and 2007 are summarized below (in millions of dollars).

	Years ended December 31,
	2009	2008	2007
Revenues
Car rental	$5,979.0	$6,858.2	$6,920.6
Equipment rental	1,110.9	1,658.1	1,755.9
Other reconciling items	11.6	8.8	9.1

Total	$7,101.5	$8,525.1	$8,685.6

Adjusted pre-tax income(a)
Car rental	$465.3	$289.1	$605.0
Equipment rental	$76.4	$272.0	$373.8
Depreciation of revenue earning equipment
Car rental	$1,614.2	$1,843.8	$1,695.4
Equipment rental	317.2	350.4	308.0

Total	$1,931.4	$2,194.2	$2,003.4

Depreciation of property and equipment
Car rental	$115.9	$126.0	$130.8
Equipment rental	37.6	40.8	40.4
Other reconciling items	6.1	6.0	5.9

Total	$159.6	$172.8	$177.1

Amortization of other intangible assets
Car rental	$32.5	$33.9	$30.4
Equipment rental	32.8	32.4	32.2
Other reconciling items	0.7	—	—

Total	$66.0	$66.3	$62.6

Interest expense
Car rental	$316.1	$452.4	$442.5
Equipment rental	53.3	110.8	147.4
Other reconciling items	310.9	306.8	326.8

Total	$680.3	$870.0	$916.7

Revenue earning equipment and property and equipment
Car rental
Expenditures	$7,533.1	$9,978.5	$10,601.1
Proceeds from disposals	(5,858.3)	(8,286.6)	(9,177.6)

Net expenditures	$1,674.8	$1,691.9	$1,423.5

Equipment rental
Expenditures	$94.4	$356.7	$743.9
Proceeds from disposals	(190.3)	(293.1)	(230.0)

Net expenditures (proceeds)	$(95.9)	$63.6	$513.9

Other reconciling items
Expenditures	$0.5	$9.6	$2.7
Proceeds from disposals	—	—	—

Net expenditures	$0.5	$9.6	$2.7

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2009	2008
Total assets at end of year
Car rental	$12,356.5	$12,161.1
Equipment rental	2,939.0	3,499.4
Other reconciling items	706.9	790.9

Total	$16,002.4	$16,451.4

Revenue earning equipment, net, at end of year
Car rental	$7,019.3	$6,501.4
Equipment rental	1,832.3	2,190.1

Total	$8,851.6	$8,691.5

Property and equipment, net, at end of year
Car rental	$877.9	$902.3
Equipment rental	243.6	280.7
Other reconciling items	66.6	71.6

Total	$1,188.1	$1,254.6

We operate in the United States and in international countries. International operations are substantially in Europe. The operations within major geographic areas are summarized below (in millions of dollars):

	Years ended December 31,
	2009	2008	2007
Revenues
United States	$4,675.9	$5,506.1	$5,849.9
International	2,425.6	3,019.0	2,835.7

Total	$7,101.5	$8,525.1	$8,685.6

Depreciation of revenue earning equipment
United States	$1,334.0	$1,509.3	$1,460.8
International	597.4	684.9	542.6

Total	$1,931.4	$2,194.2	$2,003.4

Depreciation of property and equipment
United States	$122.0	$125.8	$130.8
International	37.6	47.0	46.3

Total	$159.6	$172.8	$177.1

Amortization of other intangible assets
United States	$45.8	$43.3	$43.1
International	20.2	23.0	19.5

Total	$66.0	$66.3	$62.6

Interest expense
United States	$568.5	$647.9	$739.4
International	111.8	222.1	177.3

Total	$680.3	$870.0	$916.7

Revenue earning equipment and property and equipment
United States
Expenditures	$5,217.8	$5,904.8	$7,322.2
Proceeds from disposals	(3,885.0)	(4,815.1)	(6,086.7)

Net expenditures	$1,332.8	$1,089.7	$1,235.5

International
Expenditures	$2,410.2	$4,440.0	$4,025.5
Proceeds from disposals	(2,163.6)	(3,764.6)	(3,320.9)

Net expenditures	$246.6	$675.4	$704.6

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2009	2008
Total assets at end of year
United States	$10,669.7	$10,921.6
International	5,332.7	5,529.8

Total	$16,002.4	$16,451.4

Revenue earning equipment, net, at end of year
United States	$6,432.3	$6,132.8
International	2,419.3	2,558.7

Total	$8,851.6	$8,691.5

Property and equipment, net, at end of year
United States	$953.7	$1,010.5
International	234.4	244.1

Total	$1,188.1	$1,254.6

(a)
The following table reconciles adjusted pre-tax income to income (loss) before income taxes and noncontrolling interest for the years ended December 31, 2009, 2008 and 2007 (in millions of dollars):

	Years ended December 31,
	2009	2008	2007
Adjusted pre-tax income
Car rental	$465.3	$289.1	$605.0
Equipment rental	76.4	272.0	373.8

Total reportable segments	541.7	561.1	978.8
Adjustments:
Other reconciling items(1)	(342.8)	(323.9)	(318.1)
Purchase accounting(2)	(90.3)	(101.0)	(95.2)
Non-cash debt charges(3)	(171.9)	(100.2)	(105.9)
Restructuring charges	(106.8)	(216.2)	(96.4)
Restructuring related charges(4)	(46.5)	(26.3)	—
Impairment charges(5)	—	(1,168.9)	—
Management transition costs	(1.0)	(5.2)	(15.0)
Derivative gains (losses)(6)	2.4	(2.2)	4.1
Gain on debt buyback(7)	48.5	—	—
Third-party bankruptcy accrual(8)	(4.3)	—	—
Secondary offering costs	—	—	(2.0)
Vacation accrual adjustment(9)	—	—	36.5

Income (loss) before income taxes and noncontrolling interest	$(171.0)	$(1,382.8)	$386.8

(1)
Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities such as our third-party claim management services.

(2)
Represents the purchase accounting effects of the Acquisition on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities. Also represents the purchase accounting effects of subsequent acquisitions on our results of operations relating to increased amortization of intangible assets.

(3)
Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the year ended December 31, 2009, also includes $74.6 million associated with the amortization of amounts pertaining to the de-designation of the Hertz Vehicle Financing LLC, or "HVF," interest rate swaps as effective hedging instruments. During the years ended December 31, 2008 and 2007, also includes $11.8 million and $20.4 million, respectively, associated with the ineffectiveness of our HVF interest rate swaps. During the year ended December 31, 2008, also includes $30.0 million related to the write-off of deferred financing costs associated with those countries outside the United States as to which take-out asset-based facilities have not been entered into. During the year ended December 31, 2007, also includes the write-off of $16.2 million of unamortized debt costs associated with a debt modification.

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

(6)
In 2009, represents the mark-to-market adjustments on our interest rate cap and gasoline swap. In 2008 and 2007, represents unrealized losses and a realized gain on our HIL interest rate swaptions which were terminated in October 2008.

(7)
Represents a gain (net of transaction costs) recorded in connection with the buyback of portions of our Senior Notes and Senior Subordinated Notes.

(8)
Represents an allowance for uncollectible program car receivables related to a bankrupt European dealer affiliated with a U.S. car manufacturer.

(9)
Represents a decrease in the employee vacation accrual relating to a change in our U.S. vacation policy in 2007 which provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 of each year.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Litigation and Guarantees

Legal Proceedings

From time to time we are a party to various legal proceedings. Other than with respect to the aggregate claims for public liability and property damage pending against us, management does not believe that any of the matters resolved, or pending against us, during 2009 are material to us and our subsidiaries taken as a whole. While we have accrued a liability with respect to claims for public liability and property damage of $277.8 million at December 31, 2009, management does not believe any of the other pending matters described below are material. We have summarized below, for purposes of providing background, various legal proceedings to which we were and/or are a party during 2009 or the period after December 31, 2009 but before the filing of this Annual Report on Form 10-K. In addition to the following, various other legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries.

  1.
  Hertz Equipment Rental Corporation, or "HERC," Loss Damage Waiver

    On August 15, 2006, Davis Landscape, Ltd., individually and on behalf of all others similarly situated, filed a complaint against Hertz Equipment Rental Corporation, or "HERC", in the United States District Court for the District of New Jersey. In November 2006, the complaint was amended to add another plaintiff, Miguel V. Pro, and more claims. The Davis Landscape matter purports to be a nationwide class action on behalf of all persons and business entities who rented equipment from HERC and who paid a Loss Damage Waiver, or "LDW,", or an Environmental Recovery Fee, or "ERF". The plaintiffs seek a declaratory judgment and injunction prohibiting HERC from engaging in acts with respect to the LDW and ERF charges that violate the New Jersey Consumer Fraud Act and claim that the charges violate the Uniform Commercial Code. The plaintiffs also seek an unspecified amount of compensatory damages with the return of all LDW and ERF charges paid, attorneys' fees and costs as well as other damages. The court has granted class certification, denied our motion for summary judgment and the case is in the discovery stage.

  2.
  Concession Fee Recoveries

    On October 13, 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company, or "Enterprise", was filed in the United States District Court for the District of Nevada. The plaintiffs have agreed to not pursue claims against Enterprise for the time being and the case has thus far only proceeded against Hertz. The Sobel case purports to be a nationwide class action on behalf of all persons who rented cars from Hertz at airports in Nevada and were separately charged airport concession recovery fees by Hertz as part of their rental charges. The plaintiffs seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz from quoting or charging those airport fees that are alleged not to be allowed by Nevada law. The complaint also seeks attorneys' fees and costs. Relevant documents were produced and depositions were taken. The parties have each filed motions for summary judgment, and the motions are now before the court awaiting a decision.

  3.
  Telephone Consumer Protection Act

    On May 3, 2007, Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation was commenced in

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    the District Court of Wyandotte County, Kansas. The case was subsequently transferred to the District Court of Johnson County, Kansas. The Fun Services matter purports to be a class action on behalf of all persons in Kansas and throughout the United States who on or after four years prior to the filing of the action were sent facsimile messages of advertising materials relating to the availability of property, goods or services by HERC and who did not provide express permission for sending such faxes. The plaintiffs seek an unspecified amount of compensatory damages, attorney's fees and costs. In August 2009, the court issued an order that stayed all activity in this litigation pending a decision by the Kansas Supreme Court in Critchfield Physical Therapy, Inc. v. Taranto Group, Inc., another Telephone Consumer Protection Act case. The Kansas Supreme Court heard oral argument in the Critchfield case in January of 2010 and we believe that the stay in the Fun Services litigation will remain in effect until approximately mid-2010.

  4.
  California Tourism Assessments

    We are currently a defendant in a proceeding that purports to be a class action brought by Michael Shames and Gary Gramkow against The Hertz Corporation, Dollar Thrifty Automotive Group, Inc., Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Coast Leasing Corp., The California Travel and Tourism Commission, and Caroline Beteta. Originally filed in November of 2007, the action is pending in the United States District Court for the Southern District of California, and plaintiffs claim to represent a class of individuals or entities that purchased rental car services from a defendant at airports located in California after January 1, 2007. The complaint alleges that the defendants agreed to charge consumers a 2.5% tourism assessment and not to compete with respect to this assessment, while misrepresenting that this assessment is owed by consumers, rather than the rental car defendants, to the California Travel and Tourism Commission, or the "CTTC". The complaint also alleges that defendants agreed to pass through to consumers a fee known as the Airport Concession Fee, which fee had previously been required to be included in the rental car defendants' individual base rates, without reducing their base rates. Based on these allegations, the complaint seeks treble damages, disgorgement, injunctive relief, interest, attorneys' fees and costs. The court has dismissed all claims against the CTTC, and plaintiffs dropped their claims against Caroline Beteta. The court also dismissed all claims against the rental car defendants except for the federal antitrust claim. The plaintiffs' have appealed the dismissal of their claims against the CTTC to the United States Court of Appeals for the Ninth Circuit. The remaining claim against us, the federal antitrust claim, is in the discovery stage.

    We are currently a defendant in a consolidated action captioned "In re Tourism Assessment Fee Litigation" pending in the United States District Court for the Southern District of California. Originally filed as two separate actions in December of 2007, the consolidated action purports to be a class action brought on behalf of all persons and entities that have paid an assessment since the inception of the Passenger Car Rental Industry Tourism Assessment Program in California on January 1, 2007. The other defendants include various of our competitors, including Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Dollar Thrifty Automotive Group, Inc., Advantage Rent-A-Car, Inc., Avalon Global Group, Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Beverly Hills Rent-A-Car, Inc., Rent4Less, Inc., Autorent Car Rental, Inc., Pacific Rent-A-Car, Inc., ABC Rent-A-Car, Inc., as well as The California Travel and Tourism Commission, and Dale E. Bonner. The complaint sought injunctive and declaratory relief, that all assessments collected and to be collected be held in trust, unspecified monetary

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    damages, interest, attorneys' fees and costs. The district court has dismissed all of plaintiffs' claims against all defendants. Plaintiffs have appealed to the United States Court of Appeals for the Ninth Circuit.

  5.
  Patent Infringement

    On February 19, 2007, we filed an action entitled The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. The suit was filed in the United States District Court for the District of Massachusetts alleging that Enterprise unlawfully engaged in anticompetitive and unfair and deceptive business practices. On September 25, 2007, we filed a second lawsuit, also captioned The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. in the United States District Court for the District of Massachusetts seeking a declaratory judgment that a newly issued patent to Crawford is not infringed by Hertz and is invalid and unenforceable. These two cases were later consolidated and the parties agreed to a non-monetary settlement and joint dismissal in June 2009.

  6.
  Public Liability and Property Damage

    We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us and our licensees. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on our balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At December 31, 2009 and December 31, 2008 our liability recorded for public liability and property damage matters was $277.8 million and $311.4 million, respectively. The reserve balance decreased as a result of an 8.0% reduction in transaction day volume and a 4.8% reduction in expected cost per transaction day for the current accident year or $27.4 million for all probable pending and future claims. In addition, there was a reduction in the reserve for existing claims of $6.2 million as a result of lower expenses than previously estimated. We believe that our analysis was based on the most relevant information available, combined with reasonable assumptions, and that we may prudently rely on this information to determine the estimated liability. We note the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

We intend to assert that we have meritorious defenses in the foregoing matters and we intend to defend ourselves vigorously.

We have established reserves for matters where we believe that the losses are probable and reasonably estimated, including for various of the matters set forth above. Other than with respect to the reserve established for claims for public liability and property damage, none of those reserves are material. For matters, including those described above, where we have not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. Litigation is subject to many uncertainties and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

inquiries or proceedings, including those discussed above, could be decided unfavorably to us or any of our subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to our consolidated financial condition, results of operations or cash flows in any particular reporting period.

Guarantees

At December 31, 2009 and 2008, the following guarantees (including indemnification commitments) were issued and outstanding.

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

Sponsors; Directors

Hertz has entered into customary indemnification agreements with Hertz Holdings, the Sponsors and our stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, our stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We also entered into indemnification agreements with each of our directors. We do not believe that these indemnifications are reasonably likely to have a material impact on us.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our consolidated financial statements. As of December 31, 2009 and 2008, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our consolidated balance sheet in "Other accrued liabilities" were $2.0 million and $2.2 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Note 11—Restructuring

As part of our ongoing effort to implement our strategy of reducing operating costs, we have evaluated our workforce and operations and made adjustments, including headcount reductions and business process reengineering resulting in optimized work flow at rental locations and maintenance facilities as well as streamlined our back-office operations and evaluated potential outsourcing opportunities. When we made adjustments to our workforce and operations, we incurred incremental expenses that delay the benefit of a more efficient workforce and operating structure, but we believe that increased operating efficiency and reduced costs associated with the operation of our business are important to our long-term competitiveness.

During 2007, we announced several initiatives to improve our competitiveness and industry leadership through targeted job reductions affecting approximately 2,030 employees worldwide, primarily at our corporate headquarters in Park Ridge, New Jersey, our U.S. service center in Oklahoma City, Oklahoma, and our U.S. car rental operations, with much smaller reductions occurring in our U.S. equipment rental operations, as well as in Canada, Puerto Rico, Brazil, Australia and New Zealand. Additionally, during the fourth quarter of 2007, we finalized or substantially completed contract terms with industry leading service providers to outsource select functions globally, relating to real estate facilities management and construction, procurement and information technology. The contracts related to these outsourced functions were completed during the first quarter of 2008.

During 2008, we announced several additional initiatives to continue improving our competitiveness and industry position by initiating job reductions affecting approximately 2,750 employees in our U.S. and European car rental operations with much smaller reductions occurring in our U.S. equipment rental operations, the corporate headquarters in Park Ridge, New Jersey, and the U.S. service center in Oklahoma City, Oklahoma. Our North American and European car rental businesses, in order to further streamline operations and reduce costs, initiated the closure of approximately 248 off-airport locations, and our U.S. equipment rental business initiated the closure of 22 branch locations. Related to these location closures, we incurred charges for asset impairments, losses on disposal of surplus vehicles and equipment and recognition of future facility lease obligations for those locations vacated by year-end. The locations closed were strategically selected to enable us to continue to provide our rental services from other locations in the same area to our loyal customer base.

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

During the third and fourth quarters of 2009, our equipment rental business incurred charges mainly for costs related to facility lease obligations for previously closed branches and additional losses on the disposal of remaining surplus equipment related to these locations. Our European car rental business incurred employee termination benefits costs associated with the migration of work to the European shared service center and the creation of two regions within Europe to manage our European country operations. Additionally, in the third quarter of 2009, our European car rental business recognized a loss on sale of a building due to reduced office space needs resulting from headcount reductions. The third and fourth quarter 2009 restructuring charges included employee termination liabilities covering approximately 300 and 250 employees, respectively.

For the year ended December 31, 2009, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $106.8 million, which is composed of $44.1 million of termination benefits, $15.6 million in asset impairment charges, $29.8 million in facility closure and lease obligation costs, $7.6 million in consulting costs, $4.1 million in relocation costs, $1.7 million in contract termination costs, $0.7 million in pension settlement losses and $3.2 million of other restructuring charges. The after-tax effect of the restructuring charges reduced diluted earnings per share by $0.23 for the year ended December 31, 2009.

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

Additional efficiency and cost saving initiatives are being developed in 2010. However, we presently do not have firm plans or estimates of any related expenses.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring charges in our consolidated statement of operations can be summarized as follows (in millions of dollars):

	Years ended December 31,
By Caption:	2009	2008	2007
Direct operating	$65.4	$171.5	$41.2
Selling, general and administrative	41.4	44.6	55.2

Total	$106.8	$216.1	$96.4

	Years ended December 31,
By Segment:	2009	2008	2007
Car rental	$58.7	$98.4	$64.5
Equipment rental	38.2	103.2	4.9
Other reconciling items	9.9	14.5	27.0

Total	$106.8	$216.1	$96.4

Our consolidated balance sheet as of December 31, 2009 and 2008, included accruals relating to the restructuring program of $29.7 million and $60.3 million, respectively. We expect to pay substantially all of the remaining restructuring obligations by the end of the second quarter 2010. The following table sets forth the activity affecting the accrual during the years ended December 31, 2009 and 2008 (in millions of dollars):

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2008	$15.2	$0.1	$2.1	$0.8	$18.2
Charges incurred	83.8	5.6	10.0	116.7	216.1
Cash payments	(51.7)	—	(12.4)	(12.3)	(76.4)
Other(1)	(3.9)	(5.2)	0.3	(88.8)	(97.6)

Balance as of December 31, 2008	43.4	0.5	—	16.4	60.3
Charges incurred	44.1	0.7	7.6	54.4	106.8
Cash payments	(67.3)	—	(6.9)	(25.1)	(99.3)
Other(2)	(0.6)	(1.2)	(0.3)	(36.0)	(38.1)

Balance as of December 31, 2009	$19.6	$—	$0.4	$9.7	$29.7

(1)
Primarily consists of an increase of $83.7 million for the impairment of revenue earning equipment, $5.4 million for the impairment of lease obligations, $5.1 million in pension and post retirement liabilities, $4.0 million for the impairment of fixed assets and inventory, and $1.5 million in other benefits, partly offset by $2.2 million loss in foreign currency translation, which have been included within "Accumulated other comprehensive income" on our consolidated balance sheet.

(2)
Primarily consists of a decrease of $20.5 million for facility closures, $15.6 million for the impairment of revenue earning equipment and other assets, $1.6 million for executive pension liability settlements and $0.8 million for contract termination costs, partly offset by a $0.2 million gain in foreign currency translation.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Financial Instruments

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, short-term investments and trade receivables. We place our cash equivalents and short-term investments with a number of financial institutions and investment funds to limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base, and their dispersion across different businesses and geographic areas. As of December 31, 2009, we had no significant concentration of credit risk.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Fair value approximates the amount indicated on the balance sheet at December 31, 2009 because of the short-term maturity of these instruments. Money market accounts, whose fair values at December 31, 2009, are measured using Level 1 inputs, totaling $106.8 million and $294.4 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively.

Debt

For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities. The aggregate fair value of all debt at December 31, 2009 approximated $10,795.7 million, compared to its aggregate carrying value of $10,530.4 million. The aggregate fair value of all debt at December 31, 2008 approximated $7,968.3 million, compared to its aggregate carrying value of $11,033.9 million.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Instruments and Hedging Activities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008 (in millions of dollars):

	Fair Value of Derivative Instruments(1)
	Asset Derivatives(2)		Liability Derivatives(2)
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under ASC 815:
HVF interest rate swaps	$—	$—	$12.8	$134.5

Derivatives not designated as hedging instruments under ASC 815:
Gasoline swaps	2.2	—	—	—
Interest rate caps	8.2	0.3	5.6	0.3
Foreign exchange options	—	0.6	—	—

Total derivatives not designated as hedging instruments under ASC 815	10.4	0.9	5.6	0.3

Total derivatives	$10.4	$0.9	$18.4	$134.8

(1)
All fair value measurements were primarily based upon significant observable (Level 2) inputs.

(2)
All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" on our consolidated balance sheets.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Years ended December 31,
	2009	2008	2009		2008	2009	2008
Derivatives in ASC 815 Cash Flow Hedging Relationship:
HVF interest rate swaps	$(12.8)	$(72.4)	$(74.6)	(1)	$—	$—	$(11.8)

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

	Location of Gain or (Loss) Recognized on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Years ended December 31,
		2009	2008
Derivatives Not Designated as Hedging Instruments under ASC 815:
Gasoline swaps	Direct operating	$7.4	$—
Interest rate caps	Selling, general and administrative	(2.6)	—
Foreign exchange options	Selling, general and administrative	0.2	—
HIL swaptions	Selling, general and administrative	—	(2.2)

Total		$5.0	$(2.2)

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, our subsidiary HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with GAAP. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, until February 2009, HVF was paying monthly interest at a fixed rate of 4.5% per annum in exchange for monthly interest at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. In March 2009, HVF made a cash payment to have the fixed rate on these swaps reset to the then current market rates of 0.872% and 1.25% for the swaps maturing in February 2010 and November 2010, respectively. $80.4 million of this payment was made to an affiliate of MLGPE which is a counterparty to the HVF Swaps. Concurrently with this payment, the hedging relationship was de-designated and the amount remaining in "Accumulated other comprehensive loss" associated with this cash flow hedging relationship was frozen and will be amortized into "Interest expense" over the respective terms of the associated debt in accordance with GAAP. We expect to amortize approximately $68.8 million from "Accumulated other comprehensive loss" into "Interest expense" over the next twelve months. Additionally, a new hedging relationship was designated between the HVF Swaps and the remaining $2,825.0 million of floating rate U.S. Fleet Debt, which also qualifies for cash flow hedge accounting in accordance with GAAP. Both at the inception of the hedge and on an ongoing basis, we measure ineffectiveness by comparing the fair value of the HVF Swaps and the fair value of hypothetical swaps, with similar terms, using the Hypothetical Method in accordance with GAAP. The hypothetical swaps represent a perfect hedge of the variability in interest payments associated with the U.S. Fleet Debt. Subsequent to the resetting of the swaps at current market rates, we anticipate that there will be no ineffectiveness in the hedging relationship because the critical terms of the HVF Swaps match the terms of the hypothetical swaps.

For the year ended December 31, 2009, we recorded an expense of $74.6 million in our consolidated statement of operations, in "Interest expense," associated with the amortization of the amount remaining in "Accumulated other comprehensive loss" associated with the de-designation of the cash flow hedging relationship described above. For the year ended December 31, 2008, we recorded an expense of $11.8 million in our consolidated statement of operations, in "Interest expense," associated with the ineffectiveness of the HVF Swaps. The ineffectiveness in 2008 resulted from a decline in the value of the HVF Swaps due to a decrease in forward interest rates along with a decrease in the time value component as we approached the maturity dates of the HVF Swaps. The effective portion of the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

change in fair value of the HVF Swaps is recorded in "Accumulated other comprehensive loss." As of December 31, 2009 and 2008, the balance reflected in "Accumulated other comprehensive loss," net of tax, was a loss of $49.7 million (net of tax of $31.8 million) and a loss of $89.6 million (net of tax of $57.4 million), respectively. The fair values of the HVF Swaps were calculated using the income approach and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads).

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

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, our subsidiary HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million, and expired on June 5, 2008. The fair values of the HIL swaptions were calculated using the income approach and applying observable market data. On June 4, 2008, these swaptions were sold for a realized gain of €9.4 million (or $14.8 million). Additionally,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on June 4, 2008, HIL purchased two new swaptions for €8.6 million, to protect itself from interest rate increases associated with the International ABS Fleet Financing Facility, which closed on July 24, 2008. These swaptions were based on an underlying transaction with a notional amount of €600 million at an interest rate of 4.25%. During the year ended December 31, 2008, the fair value adjustments related to these swaptions were an unrealized loss of $12.0 million and a realized gain of $9.8 million, respectively, which were recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. On October 10, 2008, the outstanding swaptions were terminated and Hertz received a €1.9 million payment from counterparties.

We purchase unleaded gasoline and diesel fuel at prevailing market rates. In January 2009, we began a program to manage our exposure to changes in prices through the use of derivative commodity instruments. We currently have in place swaps to cover a portion of our exposure through December 2010. We presently hedge a portion of our overall unleaded gasoline and diesel fuel purchases with commodity swaps and have contracts in place that settle on a monthly basis. As of December 31, 2009, our outstanding commodity instruments for unleaded gasoline and diesel fuel totaled approximately 10.5 million gallons and 2.9 million gallons, respectively. The fair value of these commodity instruments was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these commodity instruments are included in our results of operations in the periods incurred.

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of December 31, 2009, were approximately $0.1 million and we limit counterparties to financial institutions that have strong credit ratings. As of December 31, 2009 and 2008, the total notional amount of these foreign exchange options was $0.3 million and $15.1 million, respectively, maturing through February 2010, and the fair value of all outstanding foreign exchange options, was approximately $0.0 million and $0.5 million, respectively, which was recorded in our consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the foreign exchange options was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations. As a result, the forward contracts have no material impact on our results of operations. As of December 31, 2009, the total notional amount of these forward contracts was $1,040.7 million, maturing within two months.

On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our international operations. As a result of this net investment hedge designation, as of December 31, 2009 and 2008, losses of $19.2 million (net of tax of $17.8 million) and $15.7 million (net of tax of $12.6 million), respectively, attributable to the translation of our Senior Euro Notes into the U.S. dollar are recorded in our consolidated balance sheet in "Accumulated other comprehensive loss."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Related Party Transactions

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

Indemnification Agreements

Hertz has entered into customary indemnification agreements with Hertz Holdings, the Sponsors and our stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, our stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of the performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings.

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

In May 2009, the Board of Directors approved an amendment to the Director Compensation Policy, whereby the equity portion of the annual retainer fee will now be paid in the form of shares of Hertz Holdings common stock instead of options. In addition, the Board of Directors also passed a resolution reducing the annual retainer fee by 20% for the period from May 2009 to May 2010 or such earlier date as Hertz Holdings fully restores the salary reductions of its officers. In the fall of 2009, Hertz Holdings fully restored the salary reductions of its officers and accordingly, the annual retainer fee for the Board of Directors was also restored.

A director recognizes ordinary income upon exercising options granted in an amount equal to the fair market value of the shares acquired on the date of exercise, less the exercise price, and we have a corresponding tax deduction at that time. In the case of shares issued in lieu of cash fees, a director who is an individual generally recognizes ordinary income equal to the fair market value of such shares on the date such shares are paid to the director and we have a corresponding tax deduction at that time. For the years ended December 31, 2009, 2008 and 2007, we recognized $1.6 million, $1.8 million and $1.7 million, respectively, of expense relating to the Director Compensation Policy in our consolidated statement of operations in "Selling, general and administrative" expenses.

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

Financing Arrangements with Related Parties

Affiliates of ML Global Private Equity, L.P. and its related funds (which are stockholders of Hertz Holdings) and of Merrill Lynch & Co., Inc., or "ML," one of the underwriters in the initial public offering of our common stock and the June 2007 secondary offering by the Sponsors, were lenders under the Hertz Holdings Loan Facility (which was repaid with the proceeds of our initial public offering); are lenders under the original and amended Senior Term Facility, the original and amended Senior ABL Facility and the Fleet Financing Facility; acted as initial purchasers with respect to the offerings of the Senior Notes, the Senior Subordinated Notes and the Series 2008-1 Notes; acted as structuring advisors and agents

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under our ABS Program; and acted as dealer managers and solicitation agents for Hertz's tender offers for its existing debt securities in connection with the Acquisition.

Banc of America Securities LLC, an affiliate of MLGPE, acted as one of the joint lead bookrunners in the issuance of the Series 2009-2 Notes, for which they received customary fees and expenses.

As of December 31, 2009, approximately $246 million of our outstanding debt was with related parties.

See Note 3—Debt.

Guarantees

Hertz's obligations under the Senior Term Facility and Senior ABL Facility are guaranteed by Hertz's immediate parent, Hertz Investors, Inc. (previously known as CCMG Corporation). Hertz Holdings is not a guarantor of these facilities. See Note 3—Debt.

Other Sponsor Relationships

In May and June 2009, ML, an affiliate of one of our Sponsors, MLGPE, acted as an underwriter in the Common Stock Public Offering and in the Convertible Debt Public Offering, for which they received customary fees and expenses.

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

In the second quarter of 2007, we were advised by ML, that between November 17, 2006, and April 19, 2007, ML engaged in principal trading activity in our common stock. Some of those purchases and sales of our common stock should have been reported to the SEC on Form 4, but were not reported. ML and certain of its affiliates have engaged in additional principal trading activity since that time. ML and certain of its affiliates have since filed amended or additional reports on Form 4 disclosing the current number of shares of our common stock held by ML and its affiliates. To date, ML has paid to us approximately $4.9 million for its "short-swing" profit liability resulting from its principal trading activity that is subject to recovery by us under Section 16 of the Securities Exchange Act of 1934, as amended. In the event that ML or its affiliates (including private investment funds managed by certain private equity-arm affiliates of ML) sell additional shares of our common stock in the future, this amount may change. In 2008 and 2007, we recorded $0.1 million, net of tax and $2.9 million (net of tax of $1.9 million), respectively, in our consolidated balance sheet in "Additional paid-in capital." In. addition, because ML may be deemed to be an affiliate of Hertz Holdings and there was no registration statement in effect with respect to its sale of shares during this period, certain of these sales may have been made in violation of Section 5 of the Securities Act of 1933, as amended.

Note 14—Earnings (Loss) Per Share

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions of dollars, except per share amounts):

	Years ended December 31,
	2009	2008	2007
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(126.0)	$(1,206.7)	$264.5

Denominator:
Weighted average shares used in basic computation	371.5	322.7	321.2
Add: Stock options, RSUs and PSUs	—	—	4.3

Weighted average shares used in diluted computation	371.5	322.7	325.5

Earnings (loss) per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, basic	$(0.34)	$(3.74)	$0.82
Earnings (loss) per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, diluted	$(0.34)	$(3.74)	$0.81

Diluted earnings (loss) per share computations for the years ended December 31, 2009, 2008 and 2007 excluded the weighted-average impact of the assumed exercise of approximately 21.7 million, 17.6 million and 1.6 million stock options, RSUs and PSUs, respectively, because such impact would be antidilutive. Additionally, for the year ended December 31, 2009, there was no impact to the earnings (loss) per share computations associated with the Convertible Senior Notes, because such impact would be anti-dilutive.

Note 15—Quarterly Financial Information (Unaudited)

A summary of the quarterly operating results during 2009 and 2008 were as follows (in millions of dollars, except per share data):

	First Quarter 2009		Second Quarter 2009		Third Quarter 2009		Fourth Quarter 2009
Revenues	$1,564.9		$1,754.5		$2,041.4		$1,740.7
Income (loss) before income taxes	(210.0	)(1)(2)(3)	30.7	(1)(2)(3)(5)	75.8	(1)(2)(3)	(67.4	)(1)(2)(3)(6)
Net income (loss) attributable to Hertz Holdings, Inc. and Subsidiaries' common stockholders	(163.5	)(4)	3.9	(4)	64.5	(4)	(30.9	)(4)
Earnings (loss) per share, basic	$(0.51)		$0.01		$0.16		$(0.08)
Earnings (loss) per share, diluted	$(0.51)		$0.01		$0.15		$(0.08)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	First Quarter 2008		Second Quarter 2008		Third Quarter 2008		Fourth Quarter 2008
Revenues	$2,039.2		$2,275.3		$2,421.9		$1,788.7
Income (loss) before income taxes	(55.8	)(7)(8)(9)(11)	93.0	(7)(8)(9)(11)(12)	26.2	(8)(9)(11)	(1,446.2	)(7)(8)(9)(12)(13)
Net income (loss) attributable to Hertz Holdings, Inc. and Subsidiaries' common stockholders	(57.7	)(10)(14)	51.2	(10)	17.7	(10)(14)	(1,218.0	)(10)(13)
Earnings (loss) per share, basic	$(0.18)		$0.16		$0.05		$(3.77)
Earnings (loss) per share, diluted	$(0.18)		$0.16		$0.05		$(3.77)

(1)
The first quarter of 2009, second quarter of 2009, third quarter of 2009 and fourth quarter of 2009 include increases of $6.6 million, $7.0 million, $4.7 million and $1.0 million, respectively, in depreciation expense related to the net effects of changing depreciation rates to reflect changes in the estimated residual value of revenue earning equipment.

(2)
The first quarter of 2009, second quarter of 2009, third quarter of 2009 and fourth quarter of 2009 include $29.5 million, $22.0 million, $35.7 million and $19.6 million, respectively, of restructuring charges. See Note 11—Restructuring.

(3)
The first quarter of 2009, second quarter of 2009, third quarter of 2009 and fourth quarter of 2009 include $7.5 million, $22.3 million, $22.4 million and $22.4 million, respectively, associated with the amortization of amounts pertaining to the de-designation of our interest rate swaps as effective hedging instruments.

(4)
The first quarter of 2009, second quarter of 2009, third quarter of 2009 and fourth quarter of 2009 include $8.1 million, $2.7 million, $7.5 million and $1.7 million, respectively, of tax benefit related to the restructuring charge.

(5)
The second quarter of 2009, includes a gain (net of transaction costs) of $48.5 million recorded in connection with the buyback of portions of our Senior Notes and Senior Subordinated Notes.

(6)
The fourth quarter of 2009, includes a VAT reclaim of $18.5 million received in the United Kingdom.

(7)
The first quarter of 2008, second quarter of 2008, third quarter of 2008 and fourth quarter of 2008 include increases of $4.2 million, $2.2 million, $12.1 million and $14.2 million, respectively, in depreciation expense related to the net effects of changing depreciation rates to reflect changes in the estimated residual value of revenue earning equipment.

(8)
The first quarter of 2008, second quarter of 2008, third quarter of 2008 and fourth quarter of 2008 include $19.6 million, $32.7 million, $74.9 million and $88.9 million, respectively, of restructuring charges. See Note 11—Restructuring.

(9)
The first quarter of 2008, second quarter of 2008, third quarter of 2008 and fourth quarter of 2008 include $2.3 million, $2.7 million, $2.8 million and $4.0 million, respectively, of ineffectiveness on our interest rate swaps.

(10)
The first quarter of 2008, second quarter of 2008, third quarter of 2008 and fourth quarter of 2008 include $5.8 million, $11.4 million, $23.0 million and $19.6 million, respectively, of tax benefit related to the restructuring charge.

(11)
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

(12)
The second quarter of 2008 and fourth quarter 2008 includes the write-off of $7.7 million and $22.3 million, respectively, of unamortized debt costs of those countries who are not participating in the take-out asset-based facilities.

(13)
The fourth quarter of 2008 includes impairment charges on goodwill, other intangible assets and property and equipment of $1,168.9 million ($989.0 million, net of tax). Also includes $3.8 million of pre-tax ($2.4 million post-tax) adjustments related to prior quarters within the year, which had no impact on the quarters loss per share.

(14)
The first quarter of 2008 and third quarter of 2008 includes unfavorable tax adjustments of $4.3 million and $1.3 million, respectively, related to prior year periods, which had a negative impact in the first quarter of 2008 of $0.01 per share and third quarter of 2008 less than $0.01 per share, respectively.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY BALANCE SHEETS

(In Thousands of Dollars)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$175	$269
Accounts receivable from Hertz affiliate	7,569	14,755
Taxes receivable	17,450	—
Prepaid expenses and other assets	2	2
Deferred taxes on income	—	14,172
Investments in subsidiaries	2,456,782	1,441,678
Deferred charges and other assets	10,133	—

Total assets	$2,492,111	$1,470,876

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$4,315	$220
Accrued liabilities	2,067	31
Debt	367,352	—
Accrued taxes	—	7
Deferred taxes on income	38,229	—

Total liabilities	411,963	258

Stockholders' equity:
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 410,245,225 and 322,987,299 shares issued and outstanding	4,102	3,230
Additional paid-in capital	3,141,695	2,503,819
Accumulated deficit	(1,062,318)	(936,296)
Accumulated other comprehensive loss	(3,331)	(100,135)

Total stockholders' equity	2,080,148	1,470,618

Total liabilities and stockholders' equity	$2,492,111	$1,470,876

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)

HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS

(In Thousands of Dollars)

	Years ended December 31,
	2009	2008	2007
Revenues	$—	$—	$—
Expenses:
Selling, general and administrative	144	(8)	408
Interest expense	—	—	—
Interest and other (income) loss, net	26,610	(580)	1,628

Total expenses (income)	26,754	(588)	2,036

Income (loss) before income taxes	(26,754)	588	(2,036)
Provision for taxes on income	11,267	(809)	(230)
Equity in earnings (losses) of subsidiaries, net of tax	(110,535)	(1,206,525)	266,825

Net income (loss)	$(126,022)	$(1,206,746)	$264,559

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)

HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands of Dollars, except share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at:
December 31, 2006	320,618,692	$3,206	$2,427,293	$9,535	$94,528	$2,534,562
Net income				264,559		264,559
Total Comprehensive Income of subsidiaries					75,979	75,979

Total Comprehensive Income						340,538

Stock-based employee compensation charges			32,939			32,939
Exercise of stock options	1,227,950	13	5,586			5,599
Cumulative effect of the adoption of FIN 48 (incorporated in ASC 740-10)				(3,644)		(3,644)
Common shares issued to Directors	15,441		328			328
Phantom shares issued to Directors			192			192
Proceeds from disgorgement of stockholder short-swing profits, net of tax of $1,880			2,875			2,875

December 31, 2007	321,862,083	3,219	2,469,213	270,450	170,507	2,913,389
Net loss				(1,206,746)		(1,206,746)
Total Comprehensive Loss of subsidiaries					(270,642)	(270,642)

Total Comprehensive Loss						(1,477,388)

Stock-based employee compensation charges, including tax benefit of $641			27,380			27,380
Exercise of stock options	1,086,360	11	6,743			6,754
Common shares issued to Directors	38,856		243			243
Phantom shares issued to Directors			150			150
Proceeds from disgorgement of stockholder short-swing profits, net of tax of $48			90			90

December 31, 2008	322,987,299	3,230	2,503,819	(936,296)	(100,135)	1,470,618
Net loss				(126,022)		(126,022)
Total Comprehensive Income of subsidiaries					96,804	96,804

Total Comprehensive Loss						(29,218)

Proceeds from sale of common stock	85,001,182	850	527,908			528,758
Proceeds from debt offering, net of tax of $46,204			68,140			68,140
Stock-based employee compensation charges, net of tax of $0			35,464			35,464
Exercise of stock options	1,158,892	12	5,330			5,342
Employee stock purchase plan	513,638	5	2,818			2,823
Proceeds from disgorgement of stockholder short-swing profits, net of tax of $7			12			12
Net settlement on vesting of restricted stock			(2,219)			(2,219)
Common shares issued to Directors	181,621	1	245			246
Phantom shares issued to Directors			182			182
Restricted stock grants	402,593	4	(4)			—

December 31, 2009	410,245,225	$4,102	$3,141,695	$(1,062,318)	$(3,331)	$2,080,148

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)

HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(126,022)	$(1,206,746)	$264,559
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and write-off of deferred financing costs	1,363	—	—
Amortization of debt discount	10,715	—	—
Deferred taxes on income	6,189	(328)	(40)
Changes in assets and liabilities:
Receivables	—	5	26
Taxes receivable	(17,450)	—	—
Prepaid expenses and other assets	—	22	(24)
Accounts payable	4,095	171	(1,027)
Accrued liabilities	2,036	(239)	(1,026)
Accrued taxes	(7)	(270)	277
Equity in (earnings) losses of subsidiaries, net of tax	110,535	1,206,525	(266,825)

Net cash flows used in operating activities	(8,546)	(860)	(4,080)

Cash flows from investing activities:
Investment in and advances to consolidated subsidiaries	(990,117)	—	—
Dividends from subsidiary	—	—	—

Net cash used in investing activities	(990,117)	—	—

Cash flows from financing activities:
Proceeds from convertible debt offering	459,483	—	—
Repayment of long-term debt	—	—	—
Payment of financing costs	—	—	—
Proceeds from exercise of stock options	5,342	6,754	5,599
Accounts receivable from Hertz affiliate	7,186	(6,273)	(8,482)
Proceeds from disgorgement of stockholders short swing profits	19	138	4,755
Net settlement on vesting of restricted stock	(2,219)
Proceeds from the sale of common stock	528,758	—	—
Dividends paid	—	—	—

Net cash provided by financing activities	998,569	619	1,872

Net decrease in cash and cash equivalents during the period	(94)	(241)	(2,208)
Cash and cash equivalents at beginning of period	269	510	2,718

Cash and cash equivalents at end of period	$175	$269	$510

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$12,538	$(576)	$(367)
Income taxes	—	1,383	—

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

Note 2—Debt

Convertible Senior Notes

In May and June 2009, we issued $474.8 million in aggregate principal amount of 5.25% convertible senior notes due January 2014. Our Convertible Senior Notes may be convertible by holders into shares of our common stock, cash or a combination of cash and shares of our common stock, as elected by us, initially at a conversion rate of 120.6637 shares per $1,000 principal amount of notes, subject to adjustment. However, we have a policy of settling the conversion of our Convertible Senior Notes using a combination settlement, which calls for settling the fixed dollar amount per $1,000 in principal amount in cash and settling in shares, the excess conversion value, if any. Proceeds from the Convertible Debt Offering were allocated between "Debt" and "Additional paid-in capital." The value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the Convertible Senior Notes and the amount reflected as a debt liability was recorded as "Additional paid-in capital." As a result, the debt was recorded at a discount of $117.9 million reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the consolidated statements of operations.

On December 1, 2009, Hertz Holdings made the first semi-annual interest payment of $12.8 million on the convertible notes. Hertz Holdings made this payment with a combination of cash on hand and proceeds from the repayment of an inter-company loan from Hertz.

In the future, if our cash on hand and proceeds from the repayment of inter-company loans from Hertz is not sufficient to pay the semi-annual interest payment, we would need to receive a dividend, loan or advance from our subsidiaries. However, none of our subsidiaries are obligated to make funds available to us and certain of Hertz's credit facilities have requirements that must be met prior to it making dividends, loans or advances to us. In addition, Delaware law imposes requirements that may restrict Hertz's ability to make funds available to Hertz Holdings.

For a discussion of the debt obligations of the indirect subsidiaries of Hertz Holdings, see Note 3 to the Notes to the consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

SCHEDULE I (Continued)

HERTZ GLOBAL HOLDINGS, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS (Continued)

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

Note 4—Dividends

Hertz Holdings did not receive any cash dividends from its subsidiaries during 2009 and 2008.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

(In Thousands of Dollars)

		Additions
	Balance at Beginning of Period	Charged to Expense	Translation Adjustments	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2009	$16,572	$27,951	$1,823	$25,078	(a)	$21,268
Year ended December 31, 2008	$12,147	$31,068	$(554)	$26,089	(a)	$16,572
Year ended December 31, 2007	$3,321	$13,874	$877	$5,925	(a)	$12,147
Tax valuation allowances:
Year ended December 31, 2009	$123,210	$44,602	$—	$—		$167,812
Year ended December 31, 2008	$69,879	$53,331	$—	$—		$123,210
Year ended December 31, 2007	$70,102	$(223)	$—	$—		$69,879

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. Their report is included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to our directors is set forth under the caption "Election of Directors" of our proxy statement, or the "2010 Proxy Statement," for our annual meeting of stockholders scheduled for May 27, 2010. Such information is incorporated herein by reference.

Information relating to our Executive Officers is included in Part I of this Annual Report under the caption "Executive Officers of the Registrant."

Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of our 2010 Proxy Statement. Such information is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a "financial expert" as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption "Corporate Governance and General Information Concerning the Board of Directors and its Committees" of our 2010 Proxy Statement. Such information is incorporated herein by reference.

Information related to our code of ethics is set forth under the caption "Corporate Governance and General Information Concerning the Board of Directors and its Committees" of our 2010 Proxy Statement. Such information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information relating to this item is set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of our 2010 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item is set forth in this Annual Report under the caption "Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information" and under the caption "Security Ownership of Certain Beneficial Owners, Directors and Officers" of our 2010 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item is set forth under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance and General Information Concerning the Board of Directors and its Committees" of our 2010 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item is set forth under the caption "Independent Registered Public Accounting Firm Fees" of our 2010 Proxy Statement. Such information is incorporated herein by reference.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

			Page
(a)	1.	Financial Statements:
		Our financial statements filed herewith are set forth in Part II, Item 8 of this Annual Report as follows:
		Hertz Global Holdings, Inc. and Subsidiaries—
		Report of Independent Registered Public Accounting Firm	93
		Consolidated Balance Sheets	94
		Consolidated Statements of Operations	95
		Consolidated Statements of Changes in Equity	96
		Consolidated Statements of Cash Flows	98
		Notes to Consolidated Financial Statements	99
	2.	Financial Statement Schedules:
		Our financial statement schedules filed herewith are set forth in Part II, Item 8 of this Annual Report as follows:
		Hertz Global Holdings, Inc.—Schedule I—Condensed Financial Information of Registrant	164
		Hertz Global Holdings, Inc. and Subsidiaries—Schedule II—Valuation and Qualifying Accounts	170
	3.	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Hertz Global Holdings, Inc.**
3.2
Amended and Restated By-Laws of Hertz Global Holdings, Inc., effective August 12, 2009 (Incorporated by reference to Exhibit 3.1.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.1.1
Indenture, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014*
4.1.2
Merger Supplemental Indenture, dated as of December 21, 2005, by and between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014*
4.1.3
Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of December 21, 2005, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014*
4.1.4
Third Supplemental Indenture, dated as of July 7, 2006, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)

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

Exhibit Number	Description
4.5.2.1	Supplemental Deed, dated as of March 21, 2007, in respect of the Intercreditor Deed, dated as of December 21, 2005, by and between Hertz International, Ltd., as Parent, Hertz Europe Limited, as Coordinator, certain of its subsidiaries, BNP Paribas as A/C Facility Agent and NZ Facility Agent, BNP Paribas as Security Agent, Banco BNP Paribas Brasil S.A., as Brazilian Facility Agent, BNP Paribas, as Australian Security Trustee, the financial institutions named therein, and The Hertz Corporation (Incorporated by reference to Exhibit 4.5.2.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 29, 2008)
4.5.3	Australian Purchaser Charge (Project H)—Unlimited, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited*
4.5.4	Australian Purchaser Charge (Project H)—South Australia, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited*
4.5.5	Australian Purchaser Charge (Project H)—Queensland, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited*
4.5.6	Australian Share Mortgage of Purchaser Shares (Project H), dated as of December 21, 2005, by and between Hertz Investment (Holdings) Pty Limited and HA Funding Pty Limited*
4.5.7	Australian Issuer Charge (Project H), dated as of December 21, 2005, by and between Hertz Note Issuer Pty Limited and HA Funding Pty Limited*
4.5.8	Australian Borrower Charge (Project H), dated as of December 20, 2005, by and between HA Funding Pty Limited and the BNP Paribas*
4.5.9	Australian Security Trust Deed (Project H), dated as of December 21, 2005, between HA Funding Pty Limited and BNP Paribas*
4.5.10	Reserved
4.5.11	Reserved
4.5.12	Share Pledge Agreement, dated as of December 21, 2005, by and between Hertz Holdings Netherlands B.V., as Pledgor, and BNP Paribas, as Pledgee*
4.5.13	Reserved
4.5.14	Reserved
4.5.15	Reserved
4.5.16	Reserved
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
4.5.52
Pledges of Credit Rights Contract, dated as of December 21, 2005, among BNS Automobile Funding B.V., as Pledgor, Hertz de España S.A., Hertz Alquiler de Maquinaria, S.L., and BNP Paribas S.A., as Security Agent*
4.5.53
Pledges of Shares Contract, dated as of December 21, 2005, among Hertz International Ltd., Hertz Equipment Rental International, Limited, Hertz de España, S.A., and BNP Paribas S.A., as Security Agent*
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
4.6.10
Fourth Amendment, dated as of March 31, 2009, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on April 6, 2009.)

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
4.8
Intercreditor Agreement, dated as of December 21, 2005, by and between Deutsche Bank AG, New York Branch, as ABL Agent, Deutsche Bank AG, New York Branch, as Term Agent, as acknowledged by CCMG Corporation, The Hertz Corporation and certain of its subsidiaries*
4.9.1
Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.9.2
Amended and Restated Series 2005-1 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary**

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
4.9.2.2
Amendment No. 2, dated as of May 19, 2009, to the Amended and Restated Series 2005-1 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.9.2.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)
4.9.2.3
Amendment No. 3, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Series 2005-1 Supplement to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.2.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.9.3
Amended and Restated Series 2005-2 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary**
4.9.3.1
Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-2 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A (Incorporated by reference to Exhibit 4.1.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
4.9.3.2
Amendment No. 2, dated as of May 19, 2009, to the Amended and Restated Series 2005-2 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.9.3.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)
4.9.3.3
Amendment No. 3, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Series 2005-2 Supplement to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.3.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)

Exhibit Number	Description
4.9.4	Reserved
4.9.5	Reserved
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
4.9.7
Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of September 18, 2009, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor (Incorporated by reference to Exhibit 4.9.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.9.8
Second Amended and Restated Participation, Purchase and Sale Agreement, dated as of September 18, 2009, by and among Hertz General Interest LLC, Hertz Vehicle Financing LLC and The Hertz Corporation, as Lessee and Servicer (Incorporated by reference to Exhibit 4.9.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.9.9	Purchase and Sale Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC and Hertz Funding Corp.*
4.9.10	Contribution Agreement, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC and The Hertz Corporation*
4.9.11
Third Amended and Restated Collateral Agency Agreement, dated as of September 18, 2009, among Hertz Vehicle Financing LLC, as a Grantor, Hertz General Interest LLC, as a Grantor, The Hertz Corporation, as Servicer, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee and a Secured Party, and The Hertz Corporation, as a Secured Party (Incorporated by reference to Exhibit 4.9.11 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.9.12
Second Amended and Restated Administration Agreement, dated as of September 18, 2009, by and among The Hertz Corporation, Hertz Vehicle Financing LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.12 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)

Exhibit Number	Description
4.9.13	Second Amended and Restated Master Exchange Agreement, dated as of September 18, 2009, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and DB Services Tennessee, Inc. (Incorporated by reference to Exhibit 4.9.13 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.9.14
Second Amended and Restated Escrow Agreement, dated as of September 18, 2009, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 4.9.14 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.9.15	Reserved
4.9.16	Reserved
4.9.17	Reserved
4.9.18	Letter of Credit Facility Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, and Ford Motor Company*
4.9.19	Insurance Agreement, dated as of December 21, 2005, by and between MBIA Insurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee*
4.9.20	Insurance Agreement, dated as of December 21, 2005, by and between Ambac Assurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee*
4.9.21	Note Guaranty Insurance Policy, dated as of December 21, 2005, of MBIA Insurance Corporation, relating to Series 2005-1 Rental Car Asset Backed Notes*
4.9.22	Reserved
4.9.23	Note Guaranty Insurance Policy, dated as of December 21, 2005, of Ambac Assurance Corporation, relating to Series 2005-2 Rental Car Asset Backed Notes*
4.9.24	Reserved
4.9.25
Supplement to Second Amended and Restated Collateral Agency Agreement, dated as of January 26, 2007, among The Hertz Corporation, as Grantor, Gelco Corporation d/b/a GE Fleet Services, as Secured Party and BNY Midwest Trust Company as Collateral Agent**
4.9.26	Reserved
4.9.27
Consent and Waiver Agreement, dated as of May 19, 2009, among MBIA Insurance Corporation, Hertz Vehicle Financing LLC, and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.9.27 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)
4.9.28
MBIA Side Letter, dated as of May 19, 2009, between MBIA Insurance Corporation and The Hertz Corporation (Incorporated by reference to Exhibit 4.9.28 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)

Exhibit Number	Description
4.9.29	Consent And Waiver Agreement, dated as of May 19, 2009, among Ambac Assurance Corporation, Hertz Vehicle Financing LLC, and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.9.29 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)
4.9.30
Ambac Side Letter, dated as of May 19, 2009, between Ambac Assurance Corporation and The Hertz Corporation (Incorporated by reference to Exhibit 4.9.30 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)
4.9.31
Series 2009-1 Supplement, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.27 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.9.32
Series 2009-1 Note Purchase Agreement (Series 2009-1 Variable Funding Rental Car Asset Backed Notes), dated as of September 18, 2009, among Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain conduit investors, each as a Conduit Investor, certain financial institutions, each as a Committed Note Purchaser, certain funding agents and Deutsche Bank AG, New York Branch, as Administrative Agent (Incorporated by reference to Exhibit 4.9.28 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.9.33
Series 2009-2 Supplement, dated as of October 23, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.29 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.10
Amended and Restated Stockholders Agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc., Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., CD&R Parallel Fund VII, L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l SICAR, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P.**
4.11
Registration Rights Agreement, dated as of December 21, 2005, among CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P. (Incorporated by reference to Exhibit 4.11 to Amendment No. 3 to the Registration Statement on Form S-1 (file No. 333-135782) as filed on October 23, 2006)

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
4.15
Terms of Offer between Hertz (U.K.) Limited and Lombard North Central PLC and The Royal Bank of Scotland, dated as of December 20, 2007, and Letter Agreement dated August 18, 1997 (Incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 29, 2008)
4.16
Override Agreement between Hertz (U.K.) Limited and Lombard North Central Plc, dated as of March 25, 2008 (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 9, 2008)
4.17
Guarantee of Hertz (U.K.) Limited to Lombard North Central Plc, dated as of December 21, 2007 (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 9, 2008)
4.18
Affirmation of Guarantor Hertz International, Ltd., dated as of March 25, 2008, with respect to guarantee of Hertz (U.K.) Limited to Lombard North Central Plc, dated as of December 21, 2007 (Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 9, 2008)
4.19
Indenture, dated as of May 27, 2009, between Hertz Global Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, including Form of Note (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on May 27, 2009)

Exhibit Number	Description
4.19.1	First Supplemental Indenture, dated as of August 19, 2009, between Hertz Global Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 27, 2009, between Hertz Global Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.19.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
10.1	Hertz Global Holdings, Inc. Stock Incentive Plan† *
10.1.1
First Amendment to the Hertz Global Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.1.1 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on October 27, 2006)†
10.2	Form of Stock Subscription Agreement under Stock Incentive Plan† *
10.3	Form of Stock Option Agreement under Stock Incentive Plan† *
10.4
Form of Management Stock Option Agreement under the Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on August 16, 2007)†
10.5
Non-Compete Agreement, dated April 10, 2000, between Hertz Europe Limited and Michel Taride (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.6
The Hertz Corporation Supplemental Retirement and Savings Plan (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.7
Amendment of The Hertz Corporation Supplemental Retirement and Savings Plan (as amended and restated, effective as of December 31, 2008) (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)†
10.8
The Hertz Corporation Executive Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.9
The Hertz Corporation Supplemental Executive Retirement Plan (as amended and restated, effective December 31, 2008) (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)†
10.10
The Hertz Corporation Benefit Equalization Plan (as amended and restated, effective December 31, 2008) (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)†
10.11
The Hertz Corporation Key Officer Postretirement Assigned Car Benefit Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.12
The Hertz Corporation Retirement Plan (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†

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
10.22
Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., and Clayton, Dubilier & Rice, Inc.*
10.22.1
Amendment No. 1, dated as of March 3, 2009, to the Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., and Clayton, Dubilier & Rice, Inc. (Incorporated by reference to Exhibit 10.22.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 8, 2009)
10.23
Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l., and TC Group IV, L.L.C.*
10.23.1
Amendment No. 1, dated as of March 3, 2009, to the Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l., and TC Group IV, L.L.C. (Incorporated by reference to Exhibit 10.23.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 8, 2009)
10.24
Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, CMC-Hertz Partners, L.P., ML Hertz Co-Investor, L.P., and Merrill Lynch Global Partners, Inc.*

Exhibit Number	Description
10.24.1	Amendment No. 1 to Form of Sponsor Indemnification Agreement (Incorporated by reference to Exhibit 10.24.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.24.2
Amendment No. 1, dated as of March 3, 2009, to the Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, CMC-Hertz Partners, L.P., ML Hertz Co-Investor, L.P., and Merrill Lynch Global Partners, Inc. (Incorporated by reference to Exhibit 10.24.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 8, 2009)
10.25
Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, The Hertz Corporation, and Hertz International, Ltd.*
10.26	Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, and The Hertz Corporation*
10.27	Reserved
10.28
Amended and Restated Employment Agreement, dated as of December 31, 2008, between Hertz Global Holdings, Inc. and Mark P. Frissora (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.29	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.29 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on October 23, 2006))
10.29.1	Amendment No. 1 to Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.29.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.30	Reserved
10.31	Reserved
10.32	Reserved
10.33
Hertz Global Holdings, Inc. Director Stock Incentive Plan (Incorporated by reference to Exhibit 10.33 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on November 7, 2006)†
10.34	Reserved
10.35	Reserved
10.36
Form of Director Stock Option Agreement under Director Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 29, 2008)†
10.37	Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Annex A of Hertz Global Holdings, Inc.'s Definitive Proxy Statement on Schedule 14A, as filed on April 7, 2008)†

Exhibit Number	Description
10.37.1	Amendment No. 1 to the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.37.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)†
10.37.2
Amendment No. 2 to the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.37.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)†
10.37.3	Amendment No. 3 to the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan†
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
10.41
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
10.43	Hertz Global Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B of Hertz Global Holdings, Inc.'s Definitive Proxy Statement on Schedule 14A, as filed on April 7, 2008)†
10.44
Letter Agreement, dated as of December 18, 2008, between Hertz Global Holdings, Inc. and Joseph R. Nothwang (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)†
10.45
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)†
10.45.1
Form of Amendment to Performance Stock Unit Agreement between [Participant] and Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 10.45.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)†
10.46
Form of Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)†

Exhibit Number	Description
10.47	Subscription Agreement, dated as of May 19, 2009, between Hertz Global Holdings, Inc. and Clayton, Dubilier & Rice Fund VII, L.P. (Incorporated by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)
10.48
Subscription Agreement, dated as of May 19, 2009, between Hertz Global Holdings, Inc. and CD&R Parallel Fund VII, L.P. (Incorporated by reference to Exhibit 10.48 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)
10.49
Subscription Agreement, dated as of May 19, 2009, between Hertz Global Holdings, Inc. and Carlyle Partners IV, L.P. (Incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)
10.50
Subscription Agreement, dated as of May 19, 2009, between Hertz Global Holdings, Inc. and CP IV Coinvestment, L.P. (Incorporated by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)
12	Computation of Consolidated Ratio of Earnings to Fixed Charges for the years ended December 31, 2009, 2008, 2007, 2006, and the periods ended December 31, 2005 and December 20, 2005
21.1	List of subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

†
Indicates management compensation plan.

*
Incorporated by reference to the exhibit of the same number to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006.

**
Incorporated by reference to the exhibit of the same number to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 30, 2007.

As of December 31, 2009, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the borough of Park Ridge, and state of New Jersey, on the 26th day of February, 2010.

HERTZ GLOBAL HOLDINGS, INC. (Registrant)
By:	/s/ ELYSE DOUGLAS
Name:	Elyse Douglas
Title:	Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2010:

Signature	Title

/s/ GEORGE W. TAMKE George W. Tamke	Lead Director
/s/ MARK P. FRISSORA Mark P. Frissora	Chief Executive Officer and Chairman of the Board of Directors
/s/ ELYSE DOUGLAS Elyse Douglas	Executive Vice President and Chief Financial Officer
/s/ JATINDAR S. KAPUR Jatindar S. Kapur	Senior Vice President, Finance and Corporate Controller
/s/ BARRY H. BERACHA Barry H. Beracha	Director
/s/ BRIAN A. BERNASEK Brian A. Bernasek	Director
/s/ CARL T. BERQUIST Carl T. Berquist	Director
/s/ MICHAEL J. DURHAM Michael J. Durham	Director
/s/ ROBERT F. END Robert F. End	Director

Signature	Title

J. Travis Hain	Director
/s/ GREGORY S. LEDFORD Gregory S. Ledford	Director
/s/ NATHAN K. SLEEPER Nathan K. Sleeper	Director
/s/ DAVID H. WASSERMAN David H. Wasserman	Director
/s/ HENRY C. WOLF Henry C. Wolf	Director

 EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Hertz Global Holdings, Inc.**
3.2
Amended and Restated By-Laws of Hertz Global Holdings, Inc., effective August 12, 2009 (Incorporated by reference to Exhibit 3.1.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.1.1
Indenture, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014*
4.1.2
Merger Supplemental Indenture, dated as of December 21, 2005, by and between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014*
4.1.3
Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of December 21, 2005, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014*
4.1.4
Third Supplemental Indenture, dated as of July 7, 2006, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)
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
4.5.3	Australian Purchaser Charge (Project H)—Unlimited, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited*
4.5.4	Australian Purchaser Charge (Project H)—South Australia, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited*
4.5.5	Australian Purchaser Charge (Project H)—Queensland, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited*
4.5.6	Australian Share Mortgage of Purchaser Shares (Project H), dated as of December 21, 2005, by and between Hertz Investment (Holdings) Pty Limited and HA Funding Pty Limited*
4.5.7	Australian Issuer Charge (Project H), dated as of December 21, 2005, by and between Hertz Note Issuer Pty Limited and HA Funding Pty Limited*
4.5.8	Australian Borrower Charge (Project H), dated as of December 20, 2005, by and between HA Funding Pty Limited and the BNP Paribas*
4.5.9	Australian Security Trust Deed (Project H), dated as of December 21, 2005, between HA Funding Pty Limited and BNP Paribas*

Exhibit Number	Description
4.5.10	Reserved
4.5.11	Reserved
4.5.12	Share Pledge Agreement, dated as of December 21, 2005, by and between Hertz Holdings Netherlands B.V., as Pledgor, and BNP Paribas, as Pledgee*
4.5.13	Reserved
4.5.14	Reserved
4.5.15	Reserved
4.5.16	Reserved
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

Exhibit Number	Description
4.5.25	Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Equipole Finance Services, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)*
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
4.5.33	Security Assignment of Receivables, dated as of December 21, 2005, between Hertz Italiana S.p.A. as assignor and BNP Paribas S.A. as Security Agent*
4.5.34	Pledge Agreement over the Balance of Bank Account, dated as of December 21, 2005, between Hertz Italiana S.p.A. as Pledgor and BNP Paribas S.A. as Pledgee and Security Agent*
4.5.35	Pledge Agreement over the Balance of Bank Account, dated as of December 21, 2005, between Hertz Italiana S.p.A., as Pledgor, and BNP Paribas S.A., as Pledgee and Security Agent*
4.5.36	Pledge Agreement over Hertz Italiana S.p.A. shares, dated as of December 21, 2005, between Hertz Holding South Europe S.r.l as Pledgor and BNP Paribas S.A. as Pledgee and Security Agent*
4.5.37	Deed of Non-Possessory Pledge of Movables, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees*

Exhibit Number	Description
4.5.38	Deed of Disclosed Pledge of Receivables, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees*
4.5.39	Deed of Undisclosed Pledge of Receivables between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees*
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
4.5.52
Pledges of Credit Rights Contract, dated as of December 21, 2005, among BNS Automobile Funding B.V., as Pledgor, Hertz de España S.A., Hertz Alquiler de Maquinaria, S.L., and BNP Paribas S.A., as Security Agent*

Exhibit Number	Description
4.5.53	Pledges of Shares Contract, dated as of December 21, 2005, among Hertz International Ltd., Hertz Equipment Rental International, Limited, Hertz de España, S.A., and BNP Paribas S.A., as Security Agent*
4.5.54	Reserved
4.5.55	Reserved
4.5.56	Share Pledge Agreement, dated as of December 21, 2005, between Hertz Holdings South Europe S.r.l and BNP Paribas S.A. as Security Agent relating to the pledge of the entire share capital of Hertz AG*
4.5.57	Reserved
4.5.58	Reserved
4.5.59	Deed of Charge over Shares in Hertz Holdings III UK Limited, dated as of December 21, 2005, between Hertz International, Ltd. and BNP Paribas as Security Agent*
4.5.60	Deed of Charge, dated as of December 21, 2005, between BNS Automobile Funding B.V. as Chargor and BNP Paribas as Security Agent*
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

Exhibit Number	Description
4.6.10	Fourth Amendment, dated as of March 31, 2009, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on April 6, 2009.)
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
4.7.6	Trademark Security Agreement, dated as of December 21, 2005, by and between Matthews Equipment Limited and Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent*
4.7.7	Deed of Trust, Security Agreement, and Assignment of Leases and Rents and Fixture Filing, dated as of December 21, 2005, among the Hertz Corporation and Deutsche Bank AG, New York Branch*

Exhibit Number	Description
4.7.8	ABL Mortgage Schedule listing the material differences in mortgages from Exhibit 4.7.7 for each of the mortgaged properties*
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
4.8
Intercreditor Agreement, dated as of December 21, 2005, by and between Deutsche Bank AG, New York Branch, as ABL Agent, Deutsche Bank AG, New York Branch, as Term Agent, as acknowledged by CCMG Corporation, The Hertz Corporation and certain of its subsidiaries*
4.9.1
Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.9.2
Amended and Restated Series 2005-1 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary**

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
4.9.2.2
Amendment No. 2, dated as of May 19, 2009, to the Amended and Restated Series 2005-1 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.9.2.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)
4.9.2.3
Amendment No. 3, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Series 2005-1 Supplement to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.2.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.9.3
Amended and Restated Series 2005-2 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary**
4.9.3.1
Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-2 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A (Incorporated by reference to Exhibit 4.1.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
4.9.3.2
Amendment No. 2, dated as of May 19, 2009, to the Amended and Restated Series 2005-2 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.9.3.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)
4.9.3.3
Amendment No. 3, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Series 2005-2 Supplement to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.3.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.9.4	Reserved

Exhibit Number	Description
4.9.5	Reserved
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
4.9.7
Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of September 18, 2009, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor (Incorporated by reference to Exhibit 4.9.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.9.8
Second Amended and Restated Participation, Purchase and Sale Agreement, dated as of September 18, 2009, by and among Hertz General Interest LLC, Hertz Vehicle Financing LLC and The Hertz Corporation, as Lessee and Servicer (Incorporated by reference to Exhibit 4.9.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.9.9	Purchase and Sale Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC and Hertz Funding Corp.*
4.9.10	Contribution Agreement, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC and The Hertz Corporation*
4.9.11
Third Amended and Restated Collateral Agency Agreement, dated as of September 18, 2009, among Hertz Vehicle Financing LLC, as a Grantor, Hertz General Interest LLC, as a Grantor, The Hertz Corporation, as Servicer, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee and a Secured Party, and The Hertz Corporation, as a Secured Party (Incorporated by reference to Exhibit 4.9.11 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.9.12
Second Amended and Restated Administration Agreement, dated as of September 18, 2009, by and among The Hertz Corporation, Hertz Vehicle Financing LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.12 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.9.13
Second Amended and Restated Master Exchange Agreement, dated as of September 18, 2009, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and DB Services Tennessee, Inc. (Incorporated by reference to Exhibit 4.9.13 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)

Exhibit Number	Description
4.9.14	Second Amended and Restated Escrow Agreement, dated as of September 18, 2009, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 4.9.14 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.9.15	Reserved
4.9.16	Reserved
4.9.17	Reserved
4.9.18	Letter of Credit Facility Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, and Ford Motor Company*
4.9.19	Insurance Agreement, dated as of December 21, 2005, by and between MBIA Insurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee*
4.9.20	Insurance Agreement, dated as of December 21, 2005, by and between Ambac Assurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee*
4.9.21	Note Guaranty Insurance Policy, dated as of December 21, 2005, of MBIA Insurance Corporation, relating to Series 2005-1 Rental Car Asset Backed Notes*
4.9.22	Reserved
4.9.23	Note Guaranty Insurance Policy, dated as of December 21, 2005, of Ambac Assurance Corporation, relating to Series 2005-2 Rental Car Asset Backed Notes*
4.9.24	Reserved
4.9.25
Supplement to Second Amended and Restated Collateral Agency Agreement, dated as of January 26, 2007, among The Hertz Corporation, as Grantor, Gelco Corporation d/b/a GE Fleet Services, as Secured Party and BNY Midwest Trust Company as Collateral Agent**
4.9.26	Reserved
4.9.27
Consent and Waiver Agreement, dated as of May 19, 2009, among MBIA Insurance Corporation, Hertz Vehicle Financing LLC, and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.9.27 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)
4.9.28
MBIA Side Letter, dated as of May 19, 2009, between MBIA Insurance Corporation and The Hertz Corporation (Incorporated by reference to Exhibit 4.9.28 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)
4.9.29
Consent And Waiver Agreement, dated as of May 19, 2009, among Ambac Assurance Corporation, Hertz Vehicle Financing LLC, and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.9.29 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)
4.9.30
Ambac Side Letter, dated as of May 19, 2009, between Ambac Assurance Corporation and The Hertz Corporation (Incorporated by reference to Exhibit 4.9.30 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)

Exhibit Number	Description
4.9.31	Series 2009-1 Supplement, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.27 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.9.32
Series 2009-1 Note Purchase Agreement (Series 2009-1 Variable Funding Rental Car Asset Backed Notes), dated as of September 18, 2009, among Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain conduit investors, each as a Conduit Investor, certain financial institutions, each as a Committed Note Purchaser, certain funding agents and Deutsche Bank AG, New York Branch, as Administrative Agent (Incorporated by reference to Exhibit 4.9.28 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.9.33
Series 2009-2 Supplement, dated as of October 23, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.29 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
4.10
Amended and Restated Stockholders Agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc., Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., CD&R Parallel Fund VII, L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l SICAR, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P.**
4.11
Registration Rights Agreement, dated as of December 21, 2005, among CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P. (Incorporated by reference to Exhibit 4.11 to Amendment No. 3 to the Registration Statement on Form S-1 (file No. 333-135782) as filed on October 23, 2006)
4.12
Amendment No. 1, dated as of November 20, 2006, to the Registration Rights Agreement, dated as of December 21, 2005, among CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., CD&R Parallel Fund VII, L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l SICAR, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P.**
4.13
Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder (Incorporated by reference to Exhibit 4.13 to Amendment No. 4 to the Registration Statement on Form S-1 (file No. 333-135782) as filed on October 27, 2006)

Exhibit Number	Description
4.13.1	First Amendment, dated as of October 6, 2006, to the Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder (Incorporated by reference to Exhibit 4.13.1 to Amendment No. 4 to the Registration Statement on Form S-1 (file No. 333-135782) as filed on October 27, 2006)
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
4.15
Terms of Offer between Hertz (U.K.) Limited and Lombard North Central PLC and The Royal Bank of Scotland, dated as of December 20, 2007, and Letter Agreement dated August 18, 1997 (Incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 29, 2008)
4.16
Override Agreement between Hertz (U.K.) Limited and Lombard North Central Plc, dated as of March 25, 2008 (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 9, 2008)
4.17
Guarantee of Hertz (U.K.) Limited to Lombard North Central Plc, dated as of December 21, 2007 (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 9, 2008)
4.18
Affirmation of Guarantor Hertz International, Ltd., dated as of March 25, 2008, with respect to guarantee of Hertz (U.K.) Limited to Lombard North Central Plc, dated as of December 21, 2007 (Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 9, 2008)
4.19
Indenture, dated as of May 27, 2009, between Hertz Global Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, including Form of Note (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on May 27, 2009)
4.19.1
First Supplemental Indenture, dated as of August 19, 2009, between Hertz Global Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 27, 2009, between Hertz Global Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.19.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)
10.1	Hertz Global Holdings, Inc. Stock Incentive Plan† *
10.1.1
First Amendment to the Hertz Global Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.1.1 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on October 27, 2006)†
10.2	Form of Stock Subscription Agreement under Stock Incentive Plan† *
10.3	Form of Stock Option Agreement under Stock Incentive Plan† *

Exhibit Number	Description
10.4	Form of Management Stock Option Agreement under the Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on August 16, 2007)†
10.5
Non-Compete Agreement, dated April 10, 2000, between Hertz Europe Limited and Michel Taride (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.6
The Hertz Corporation Supplemental Retirement and Savings Plan (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.7
Amendment of The Hertz Corporation Supplemental Retirement and Savings Plan (as amended and restated, effective as of December 31, 2008) (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)†
10.8
The Hertz Corporation Executive Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.9
The Hertz Corporation Supplemental Executive Retirement Plan (as amended and restated, effective December 31, 2008) (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)†
10.10
The Hertz Corporation Benefit Equalization Plan (as amended and restated, effective December 31, 2008) (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)†
10.11
The Hertz Corporation Key Officer Postretirement Assigned Car Benefit Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.12
The Hertz Corporation Retirement Plan (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.13
The Hertz Corporation (UK) 1972 Pension Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.14
The Hertz Corporation (UK) Supplementary Unapproved Pension Scheme (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.15	Reserved
10.16	The Hertz Corporation 2005 Executive Incentive Compensation Plan† *
10.17	Reserved
10.18
Amended and Restated Indemnification Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicles LLC, Hertz Funding Corp., Hertz General Interest LLC, and Hertz Vehicle Financing LLC*
10.19	Reserved

Exhibit Number	Description
10.20	Reserved
10.21	Reserved
10.22
Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., and Clayton, Dubilier & Rice, Inc.*
10.22.1
Amendment No. 1, dated as of March 3, 2009, to the Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., and Clayton, Dubilier & Rice, Inc. (Incorporated by reference to Exhibit 10.22.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 8, 2009)
10.23
Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l., and TC Group IV, L.L.C.*
10.23.1
Amendment No. 1, dated as of March 3, 2009, to the Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l., and TC Group IV, L.L.C. (Incorporated by reference to Exhibit 10.23.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 8, 2009)
10.24
Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, CMC-Hertz Partners, L.P., ML Hertz Co-Investor, L.P., and Merrill Lynch Global Partners, Inc.*
10.24.1	Amendment No. 1 to Form of Sponsor Indemnification Agreement (Incorporated by reference to Exhibit 10.24.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.24.2
Amendment No. 1, dated as of March 3, 2009, to the Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, CMC-Hertz Partners, L.P., ML Hertz Co-Investor, L.P., and Merrill Lynch Global Partners, Inc. (Incorporated by reference to Exhibit 10.24.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 8, 2009)
10.25
Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, The Hertz Corporation, and Hertz International, Ltd.*
10.26	Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, and The Hertz Corporation*
10.27	Reserved

Exhibit Number	Description
10.28	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Hertz Global Holdings, Inc. and Mark P. Frissora (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.29	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.29 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on October 23, 2006))
10.29.1	Amendment No. 1 to Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.29.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.30	Reserved
10.31	Reserved
10.32	Reserved
10.33
Hertz Global Holdings, Inc. Director Stock Incentive Plan (Incorporated by reference to Exhibit 10.33 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on November 7, 2006)†
10.34	Reserved
10.35	Reserved
10.36
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
10.37.1
Amendment No. 1 to the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.37.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)†
10.37.2
Amendment No. 2 to the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.37.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)†
10.37.3	Amendment No. 3 to the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan†
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

Exhibit Number	Description
10.41	Letter Agreement, dated as of February 1, 2008, between Hertz Global Holdings, Inc. and Joseph R. Nothwang (Incorporated by reference to Exhibit 10.41 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008)†
10.42
Form of Director Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan for awards to directors in May 2008 (Incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008)†
10.43	Hertz Global Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B of Hertz Global Holdings, Inc.'s Definitive Proxy Statement on Schedule 14A, as filed on April 7, 2008)†
10.44
Letter Agreement, dated as of December 18, 2008, between Hertz Global Holdings, Inc. and Joseph R. Nothwang (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)†
10.45
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)†
10.45.1
Form of Amendment to Performance Stock Unit Agreement between [Participant] and Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 10.45.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009)†
10.46
Form of Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)†
10.47
Subscription Agreement, dated as of May 19, 2009, between Hertz Global Holdings, Inc. and Clayton, Dubilier & Rice Fund VII, L.P. (Incorporated by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)
10.48
Subscription Agreement, dated as of May 19, 2009, between Hertz Global Holdings, Inc. and CD&R Parallel Fund VII, L.P. (Incorporated by reference to Exhibit 10.48 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)
10.49
Subscription Agreement, dated as of May 19, 2009, between Hertz Global Holdings, Inc. and Carlyle Partners IV, L.P. (Incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)
10.50
Subscription Agreement, dated as of May 19, 2009, between Hertz Global Holdings, Inc. and CP IV Coinvestment, L.P. (Incorporated by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 7, 2009)
12	Computation of Consolidated Ratio of Earnings to Fixed Charges for the years ended December 31, 2009, 2008, 2007, 2006, and the periods ended December 31, 2005 and December 20, 2005
21.1	List of subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer

Exhibit Number	Description
32.1-32.2	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

†
Indicates management compensation plan.

*
Incorporated by reference to the exhibit of the same number to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006.

**
Incorporated by reference to the exhibit of the same number to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 30, 2007.

As of December 31, 2009, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

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
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
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