Form 10-K/A
period 2009-12-31
HERTZ GLOBAL HOLDINGS INC
filed 2010-03-01
CIK 1364479

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

 Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the U.S. Securities and Exchange Commission on February 26, 2010, or the "Original Filing." The sole purpose of this Amendment No. 1 is to correct a typographical error in the opinion date on the Report of Independent Registered Public Accounting Firm as presented on page 93 of the Original Filing. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 8 of the Original Filing in this Amendment No. 1. However, we have made no other changes to the Original Filing other than the correction noted above. Except as expressly set forth above, this Amendment No. 1 does not, and does not purport to, amend or restate the information in any other item of the Original Filing.

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
February 26, 2010

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

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the borough of Park Ridge, and state of New Jersey, on the 1st day of March, 2010.

HERTZ GLOBAL HOLDINGS, INC. (Registrant)
By:	/s/ ELYSE DOUGLAS
Name:	Elyse Douglas
Title:	Executive Vice President and Chief Financial Officer

 EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of PricewaterhouseCoopers LLP
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

QuickLinks

Explanatory Note
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX