Form 10-Q
period 2010-03-31
HERTZ GLOBAL HOLDINGS INC
filed 2010-05-05
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

There were 411,722,103 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding as of April 30, 2010.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

ITEM l.    Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Hertz Global Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Hertz Global Holdings, Inc. and its subsidiaries as of March 31, 2010, and the related consolidated statements of operations for the three-month periods ended March 31, 2010 and March 31, 2009 and the consolidated statements of cash flows for the three month periods ended March 31, 2010 and March 31, 2009. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, the related consolidated statements of operations, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 5, 2010

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

Unaudited

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$800,749	$985,642
Restricted cash and cash equivalents	221,338	365,159
Receivables, less allowance for doubtful accounts of $20,361 and $21,268	1,446,373	1,325,332
Inventories, at lower of cost or market	92,933	93,415
Prepaid expenses and other assets	283,516	300,125
Revenue earning equipment, at cost:
Cars	8,764,868	8,205,579
Less accumulated depreciation	(1,115,837)	(1,186,299)
Other equipment	2,567,353	2,582,029
Less accumulated depreciation	(823,925)	(749,724)

Total revenue earning equipment	9,392,459	8,851,585

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,031,177	1,023,891
Service equipment and other	850,159	838,906

	1,881,336	1,862,797
Less accumulated depreciation	(711,347)	(674,668)

Total property and equipment	1,169,989	1,188,129

Other intangible assets, net	2,580,697	2,597,682
Goodwill	290,311	295,350

Total assets	$16,278,365	$16,002,419

LIABILITIES AND EQUITY
Accounts payable	$1,223,859	$658,671
Accrued liabilities	885,952	1,024,822
Accrued taxes	143,727	108,356
Debt	10,387,856	10,364,367
Public liability and property damage	267,017	277,828
Deferred taxes on income	1,429,919	1,470,934

Total liabilities	14,338,330	13,904,978

Commitments and contingencies (Note 16)
Equity:
Hertz Global Holdings Inc. and Subsidiaries stockholders' equity
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 411,366,789 and 410,245,225 shares issued and outstanding	4,114	4,102
Preferred Stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	3,146,981	3,141,695
Accumulated deficit	(1,212,723)	(1,062,318)
Accumulated other comprehensive loss	(16,233)	(3,331)

Total Hertz Global Holdings, Inc. and Subsidiaries stockholders' equity	1,922,139	2,080,148
Noncontrolling interest	17,896	17,293

Total equity	1,940,035	2,097,441

Total liabilities and equity	$16,278,365	$16,002,419

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, except share and per share data)

Unaudited

	Three Months Ended March 31,
	2010	2009
Revenues:
Car rental	$1,396,571	$1,260,902
Equipment rental	236,971	279,332
Other	27,346	24,652

Total revenues	1,660,888	1,564,886

Expenses:
Direct operating	1,012,999	955,320
Depreciation of revenue earning equipment	459,173	489,828
Selling, general and administrative	167,743	166,724
Interest expense	181,098	165,109
Interest and other income, net	(2,278)	(2,021)

Total expenses	1,818,735	1,774,960

Loss before income taxes	(157,847)	(210,074)
Benefit for taxes on income	11,020	49,654

Net loss	(146,827)	(160,420)
Less: Net income attributable to noncontrolling interest	(3,578)	(3,089)

Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(150,405)	$(163,509)

Weighted average shares outstanding (in thousands)
Basic	410,740	323,371
Diluted	410,740	323,371
Loss per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders:
Basic	$(0.37)	$(0.51)
Diluted	$(0.37)	$(0.51)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

Unaudited

	Three Months Ended March 31,
	2010	2009
		(Note 2)
Cash flows from operating activities:
Net loss	$(146,827)	$(160,420)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of revenue earning equipment	459,173	489,828
Depreciation of property and equipment	39,630	38,086
Amortization of other intangible assets	16,372	15,514
Amortization and write-off of deferred financing costs	15,573	11,693
Amortization of debt discount	12,356	5,823
Stock-based compensation charges	8,997	7,364
Loss on derivative	1,649	—
Amortization of cash flow hedges	20,899	7,487
Provision for losses on doubtful accounts	5,087	8,317
Asset writedowns	676	3,130
Deferred taxes on income	32,233	7,256
Gain on sale of property and equipment	(409)	(1,291)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(28,545)	96,058
Inventories, prepaid expenses and other assets	(5,338)	8,460
Accounts payable	48,868	(47,564)
Accrued liabilities	(118,560)	(226,547)
Accrued taxes	(56,487)	(62,258)
Public liability and property damage	(4,175)	(16,456)

Net cash provided by operating activities	301,172	184,480

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	139,905	401,225
Revenue earning equipment expenditures	(2,214,469)	(1,399,612)
Proceeds from disposal of revenue earning equipment	1,589,945	2,026,075
Property and equipment expenditures	(51,292)	(26,723)
Proceeds from disposal of property and equipment	6,683	5,266
Acquisitions, net of cash acquired	—	(10,153)
Sales of short-term investments	3,360	—
Other investing activities	341	844

Net cash provided by (used in) investing activities	$(525,527)	$996,922

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands of Dollars)

Unaudited

	Three Months Ended March 31,
	2010	2009
		(Note 2)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$8,472	$1,286
Repayment of long-term debt	(262,593)	(470,523)
Short-term borrowings:
Proceeds	66,581	69,339
Repayments	(79,279)	(108,062)
Proceeds (repayments) under the revolving lines of credit, net	347,175	(690,025)
Distributions to noncontrolling interest	(2,975)	(2,800)
Proceeds from employee stock purchase plan	610	725
Proceeds from exercise of stock options	690	926
Proceeds from disgorgement of stockholder short-swing profits	41	9
Net settlement on vesting of restricted stock	(5,262)	—
Payment of financing costs	(1,311)	(1,504)

Net cash provided by (used in) financing activities	72,149	(1,200,629)

Effect of foreign exchange rate changes on cash and cash equivalents	(32,687)	(17,968)

Net decrease in cash and cash equivalents during the period	(184,893)	(37,195)
Cash and cash equivalents at beginning of period	985,642	594,266

Cash and cash equivalents at end of period	$800,749	$557,071

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$173,247	$204,101
Income taxes	24,564	7,823
Supplemental disclosures of non-cash flow information:
Purchases of revenue earning equipment included in accounts payable	$709,052	$409,606
Sales of revenue earning equipment included in receivables	632,336	331,501
Purchases of property and equipment included in accounts payable	26,164	14,467
Sales of property and equipment included in receivables	6,271	5,627

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1—Background and Liquidity

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

On December 21, 2005, investment funds associated with or designated by:

  •
  Clayton, Dubilier & Rice, Inc., or "CD&R,"

  •
  The Carlyle Group, or "Carlyle," and

  •
  Merrill Lynch Global Private Equity, or "MLGPE,"

or collectively the "Sponsors," acquired all of Hertz's common stock from Ford Holdings LLC. We refer to the acquisition of all of Hertz's common stock by the Sponsors as the "Acquisition." Following our initial public offering in November 2006 and subsequent offerings in June 2007, May 2009 and June 2009, the Sponsors currently own approximately 51% of the common stock of Hertz Holdings.

In January 2009, Bank of America Corporation, or "Bank of America," acquired Merrill Lynch & Co., Inc., the parent company of MLGPE. Accordingly, Bank of America is now an indirect beneficial owner of our common stock held by MLGPE and certain of its affiliates.

Liquidity

Our primary liquidity needs include servicing of corporate and fleet related debt, the payment of operating expenses and purchases of rental vehicles and equipment to be used in our operations. Our primary sources of funding are operating revenue, cash received on the disposal of vehicles and equipment, borrowings under our asset-backed borrowing arrangements and our revolving credit facility.

As of March 31, 2010, we had $10,387.9 million of total indebtedness outstanding. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Acquisition and from the funding of our costs of operations and capital expenditures.

Our liquidity as of March 31, 2010 consists of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our Fleet Financing Facilities. For a description of these amounts, see Note 8—Debt.

Based on all that we accomplished in 2009, our current availability under our various credit facilities and our business plan, we believe we have sufficient liquidity to meet our U.S. debt maturities over the next

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

twelve months. However, we have approximately $1.0 billion of international fleet debt outstanding as of March 31, 2010, that matures in December 2010. We are currently in discussions regarding our refinancing options, and based on these discussions and our ability to access the capital markets we expect to refinance these facilities on or prior to maturity. However, the availability of financing is subject to a variety of factors not in our control including economic and market conditions and investor demand, so there is no guarantee that such facilities can be refinanced or that the terms of such financings will be acceptable. In the event financing is not available or is not available on terms we deem acceptable, we would expect to utilize our corporate liquidity to repay these obligations which could reduce our ability to fund operations and replace our fleet. See Note 18—Subsequent Events.

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

MBIA Insurance Corporation, or "MBIA," and Ambac Assurance Corporation, or "Ambac," provide credit enhancements in the form of financial guaranties for our 2005 Notes, with each providing guaranties for approximately half of the $2,622.0 million in principal amount of the 2005 Notes that was outstanding as of March 31, 2010, all of which matures during 2010.

An event of bankruptcy with respect to MBIA or Ambac between now and the maturities of the 2005 Notes in 2010 would result in an amortization event under the portion of the 2005 Notes guaranteed by the affected insurer. In addition, if an amortization event continues for 30 days or longer, the noteholders of the affected series of notes would have the right to require liquidation of a portion of the fleet sufficient to repay such notes, provided that the exercise of the right was exercised by a majority of the affected noteholders. Ambac has publicly stated that it has insufficient capital to finance its debt service and operating expense requirements beyond the second quarter of 2011 and may need to seek bankruptcy protection.

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

Note 2—Basis of Presentation

The significant accounting policies summarized in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

December 31, 2009, filed with the United States Securities and Exchange Commission, or "SEC," on February 26, 2010 and March 1, 2010, respectively, or collectively known as our "Annual Report," have been followed in preparing the accompanying condensed consolidated financial statements.

The December 31, 2009 condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, or "GAAP."

In our opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

Certain prior period amounts have been reclassified to conform with current reporting.

For the three months ended March 31, 2009, we have revised our consolidated statements of cash flows to exclude the impact of non-cash purchases and sales of revenue earning equipment and property and equipment which were included in "accounts payable" or "receivables" at the end of the period. See Note 17 in our Form 10-Q for the quarterly period ended June 30, 2009 filed with the SEC on August 7, 2009.

Note 3—Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued guidance, which contains amendments to Accounting Standards Codification 810, "Consolidation," relating to how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. These provisions became effective for us on January 1, 2010, but did not have a material impact on our financial position or results of operations.

Note 4—Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

In our Consolidated Statements of Cash Flows, we net cash flows from revolving borrowings in the line item "Proceeds (repayments) under the revolving lines of credit, net." The contractual maturities of such borrowings may exceed 90 days in certain cases.

Restricted cash and cash equivalents includes cash and cash equivalents that are not readily available for our normal disbursements. Restricted cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, for our Like-Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. As of March 31, 2010 and December 31, 2009, the portion of total restricted cash and cash equivalents that was associated with our Fleet Debt facilities was $129.6 million and $295.0 million, respectively. The decrease in restricted cash associated with our Fleet Debt of $165.4 million from December 31, 2009 to March 31, 2010, primarily related to payments to reduce fleet debt and the timing of purchases and sales of revenue earning vehicles.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 5—Goodwill and Other Intangible Assets

The following summarizes the changes in our goodwill, by segment, for the periods presented (in millions of dollars):

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2010
Goodwill	$335.8	$654.5	$990.3
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	292.8	2.6	295.4

Other changes during the year(1)	(4.9)	(0.2)	(5.1)

Balance as of March 31, 2010
Goodwill	330.9	654.3	985.2
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	$287.9	$2.4	$290.3

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2009
Goodwill	$307.1	$651.9	$959.0
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	264.1	—	264.1

Goodwill acquired during the year	24.0	2.4	26.4
Other changes during the year(1)	4.7	0.2	4.9

Balance as of December 31, 2009
Goodwill	335.8	654.5	990.3
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	$292.8	$2.6	$295.4

(1)
Primarily consists of changes resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Other intangible assets, net, consisted of the following major classes (in millions of dollars):

	March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$600.3	$(260.9)	$339.4
Other	49.7	(14.0)	35.7

Total	650.0	(274.9)	375.1

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other	15.6	—	15.6

Total	2,205.6	—	2,205.6

Total other intangible assets, net	$2,855.6	$(274.9)	$2,580.7

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$600.6	$(246.5)	$354.1
Other	50.0	(12.0)	38.0

Total	650.6	(258.5)	392.1

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other	15.6	—	15.6

Total	2,205.6	—	2,205.6

Total other intangible assets, net	$2,856.2	$(258.5)	$2,597.7

Amortization of other intangible assets for the three months ended March 31, 2010 and 2009, was approximately $16.4 million and $15.5 million, respectively. Based on our amortizable intangible assets as of March 31, 2010, we expect amortization expense to be approximately $48.3 million for the remainder of 2010 and range from $58.2 million to $63.6 million for each of the next five fiscal years.

Note 6—Taxes on Income

The effective tax rate for the three months ended March 31, 2010 and 2009 was 7.0% and 23.6%, respectively. The benefit for taxes on income of $11.0 million in the three months ended March 31, 2010 decreased from $49.6 million in the three months ended March 31, 2009, primarily due to losses in certain non-U.S. jurisdictions for which a tax benefit cannot be recognized and an increase in discrete items which includes a $4.3 million tax charge from the newly enacted tax law in France which became effective January 1, 2010.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 7—Depreciation of Revenue Earning Equipment

Depreciation of revenue earning equipment includes the following (in millions of dollars):

	Three Months Ended March 31,
	2010	2009
Depreciation of revenue earning equipment	$431.6	$429.3
Adjustment of depreciation upon disposal	14.8	45.1
Rents paid for vehicles leased	12.8	15.4

Total	$459.2	$489.8

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended March 31, 2010 and 2009, included net losses of $11.2 million and $15.0 million, respectively, on the disposal of vehicles used in our car rental operations and net losses of $3.6 million and $30.1 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations.

Depreciation rates are reviewed on an ongoing basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the three months ended March 31, 2010, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net increases of $7.5 million in depreciation expense for the three months ended March 31, 2010. During the three months ended March 31, 2010, depreciation rate changes in our equipment rental operations resulted in net increases of $2.0 million in depreciation expense.

For the three months ended March 31, 2010 and 2009, our worldwide car rental operations sold approximately 38,900 and 28,400 non-program cars, respectively, a 37.0% year over year increase primarily due to a higher average fleet size.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 8—Debt

Our debt consists of the following (in millions of dollars):

	March 31, 2010	December 31, 2009
Corporate Debt
Senior Term Facility, average interest rate: 2010, 2.0%; 2009, 2.0% (effective average interest rate: 2010, 2.0%; 2009, 2.0%); net of unamortized discount: 2010, $12.7; 2009, $13.9	$1,342.4	$1,344.7
Senior ABL Facility; net of unamortized discount: 2010, $8.5; 2009, $9.6	(8.5)	(9.6)
Senior Notes, average interest rate: 2010, 8.7%; 2009, 8.7%	2,035.1	2,054.7
Senior Subordinated Notes, average interest rate: 2010, 10.5%; 2009, 10.5%	518.5	518.5
Promissory Notes, average interest rate: 2010, 7.3%; 2009, 7.3% (effective average interest rate: 2010, 7.4%; 2009, 7.4%); net of unamortized discount: 2010, $3.7; 2009, $3.3	392.0	391.4
Convertible Senior Notes, average interest rate: 2010, 5.25%; 2009, 5.25%; (effective average interest rate: 2010, 6.7%; 2009, 6.8%); net of unamortized discount: 2010, $102.7; 2009, $107.3	372.1	367.4
Notes payable, average interest rate: 2010, 6.2%; 2009, 8.0%	9.4	9.6
Foreign subsidiaries' debt denominated in foreign currencies:
Short-term bank borrowings, average interest rate: 2010, 9.0%; 2009, 10.8%	8.3	7.3
Other borrowings, average interest rate: 2010, 2.5%; 2009, 2.5%	5.4	5.4

Total Corporate Debt	4,674.7	4,689.4

Fleet Debt
U.S. Fleet Debt, average interest rate: 2010, 4.5%; 2009, 4.7% (effective average interest rate: 2010, 4.5%; 2009, 4.7%); net of unamortized discount: 2010, $15.5; 2009, $16.7	4,284.5	4,058.3
International Fleet Debt, average interest rate: 2010, 2.3%; 2009, 2.1% (effective average interest rate: 2010, 2.4%; 2009, 2.2%); net of unamortized discount: 2010, $6.1; 2009, $8.7	555.4	705.3
International ABS Fleet Financing Facility, average interest rate: 2010, 3.7%; 2009, 3.6%; (effective average interest rate: 2010, 3.7%; 2009, 3.6%); net of unamortized discount: 2010, $4.1; 2009, $5.7	313.3	383.2
Fleet Financing Facility, average interest rate: 2010, 1.5%; 2009, 1.5% (effective average interest rate: 2010, 1.5%; 2009, 1.5%); net of unamortized discount: 2010, $0.7; 2009, $0.8	162.4	147.2
Brazilian Fleet Financing Facility, average interest rate: 2010, 9.9%; 2009, 13.3%	70.0	69.3
Canadian Fleet Financing Facility, average interest rate: 2010, 0.4%; 2009, 0.5%	96.3	55.6
Belgian Fleet Financing Facility, average interest rate: 2010, 1.8%; 2009, 1.8%	32.9	33.7
Capitalized Leases, average interest rate: 2010, 4.3%; 2009, 4.8%	198.4	222.4

Total Fleet Debt	5,713.2	5,675.0

Total Debt	$10,387.9	$10,364.4

Note:
For further information on the definitions and terms of our debt, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

The aggregate amounts of maturities of debt for each of the twelve-month periods ending March 31 (in millions of dollars) are as follows: 2011, $4,727.5 (including $1,927.4 of other short-term borrowings); 2012, $4.3; 2013, $2,032.2; 2014, $2,035.6; 2015, $1,196.0; after 2015, $546.3.

Our short-term borrowings as of March 31, 2010 include, among other items, the amounts outstanding under our International Fleet Debt facility, International ABS Fleet Financing Facility, Fleet Financing

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Facility, Brazilian Fleet Financing Facility, Canadian Fleet Financing Facility, Belgian Fleet Financing Facility and Capitalized Leases. These amounts are considered short-term in nature since they have maturity dates of three months or less; however these facilities are revolving in nature and do not expire at the time of the short-term debt maturity. In addition, we include certain scheduled payments of principal under our ABS Program as short-term borrowings.

As of March 31, 2010, there were outstanding standby letters of credit totaling $598.2 million. Of this amount, $310.0 million has been issued for the benefit of the ABS Program ($200.0 million of which was issued by Ford Motor Company, or "Ford," and $110.0 million of which was used under the Senior Credit Facilities) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have indemnified the policy issuers for any losses) in the United States, Canada and Europe and to support airport concession obligations in the United States and Canada. As of March 31, 2010, none of these letters of credit have been drawn upon. In November 2010 the "Ford" letter of credit will expire in conjunction with the maturity of the 2005 Series Notes.

Guarantees and Security

There have been no material changes to the guarantees and security provisions of the debt instruments and credit facilities under which our indebtedness as of March 31, 2010 has been issued from the terms as disclosed in our Annual Report.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of March 31, 2010, we were in compliance with all of these financial covenants.

As of March 31, 2010, we had an aggregate principal amount outstanding of $1,355.1 million pursuant to our Senior Term Facility and no amounts outstanding in our Senior ABL Facility. As of March 31, 2010, Hertz was required under the Senior Term Facility to have a consolidated leverage ratio of not more than 4.75:1 and a consolidated interest expense coverage ratio of not less than 2.25:1. In addition, under our Senior ABL Facility, if there was less than $200.0 million of available borrowing capacity under that facility as of March 31, 2010, Hertz was required to have a consolidated leverage ratio of not more than 4.75:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the quarter then ended. Under the Senior Term Facility, as of March 31, 2010, we had a consolidated leverage ratio of 3.71:1 and a consolidated interest expense coverage ratio of 3.29:1. Since we had maintained sufficient borrowing capacity under our Senior ABL Facility as of March 31, 2010, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Derivatives

We utilize certain derivative instruments to enhance our ability to manage risks relating to cash flow and interest rate exposure. See Note 14—Financial Instruments.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Credit Facilities

As of March 31, 2010, the following credit facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior Term Facility	$—	$—
Senior ABL Facility	1,636.1	866.1

Total Corporate Debt	1,636.1	866.1

Fleet Debt
U.S. Fleet Debt	1,663.1	28.0
International Fleet Debt	899.6	101.6
International ABS Fleet Financing Facility	674.1	88.8
Fleet Financing Facility	—	—
Brazilian Fleet Financing Facility	6.3	—
Canadian Fleet Financing Facility	124.0	38.8
Belgian Fleet Financing Facility	—	—
Capitalized Leases	107.0	—

Total Fleet Debt	3,474.1	257.2

Total	$5,110.2	$1,123.3

As of March 31, 2010, the Senior Term Facility had approximately $4.1 million available under the letter of credit facility and the Senior ABL Facility had $96.1 million available under the letter of credit facility sublimit.

Our liquidity as of March 31, 2010 was $5,140.9 million, which consisted of $800.7 million of cash and cash equivalents, $866.1 million of unused commitments under our Senior ABL Facility and $3,474.1 million of unused commitments under our Fleet Financing Facilities. Taking into consideration the borrowing base limitations in our Senior ABL Facility and in our Fleet Debt, the amount that we had available for immediate use as of March 31, 2010 under our Senior ABL Facility was $866.1 million and we had $257.2 million of over-enhancement that was available under our Fleet Debt. Accordingly, as of March 31, 2010 we had $1,924.0 million ($800.7 million in cash and cash equivalents, $866.1 million available under our Senior ABL Facility and $257.2 million available under our various Fleet Debt facilities) in liquidity that was available for our immediate use. Future availability of borrowings under these facilities will depend on borrowing base requirements and other factors, many of which are outside our control.

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of our lenders under our various credit facilities. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under our various credit facilities. None of these assets would be available to satisfy the claims of our general creditors, if we failed to perform our obligations to such creditors.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Some of these special purpose entities are consolidated variable interest entities whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of March 31, 2010 and December 31, 2009, our International Fleet Funding and Hertz Fleet Limited variable interest entities had total assets primarily comprised of revenue earning equipment of $396.6 million and $367.6 million, respectively, and total liabilities primarily comprised of debt of $691.7 million and $710.3 million, respectively. For further information on the terms of our International Fleet Debt, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Accrued Interest

As of March 31, 2010 and December 31, 2009, accrued interest was $78.8 million and $120.9 million, respectively, which is reflected in our condensed consolidated balance sheet in "Accrued liabilities."

Note 9—Employee Retirement Benefits

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Three Months Ended March 31,
	2010	2009	2010	2009	2010	2009
Components of Net Periodic Benefit Cost:
Service cost	$6.7	$5.4	$1.3	$1.3	$0.1	$—
Interest cost	6.8	7.0	2.6	2.2	0.2	0.2
Expected return on plan assets	(6.7)	(5.9)	(2.5)	(1.7)	—	—
Net amortizations	1.7	0.1	(0.1)	(0.1)	(0.1)	(0.1)
Settlement loss	0.3	0.7	—	—	—	—

Net pension/postretirement expense	$8.8	$7.3	$1.3	$1.7	$0.2	$0.1

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time we make contributions beyond those legally required. For the three months ended March 31, 2010 and 2009, we contributed $36.0 million and $8.6 million, respectively, to our worldwide pension plans, including discretionary contributions of $1.8 million and $1.2 million, respectively, to our U.K. defined benefit pension plan and benefit payments made through unfunded plans. Based upon the significant decline in asset values in 2008, which were in line with the overall market declines, we will make cash contributions in 2010 and possibly in future years. We expect to contribute up to $65 million to our U.S. pension plan in the full year of 2010. The level of 2010 and future contributions will vary, and is dependent on a number of factors including actual and projected investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

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

Note 10—Stock-Based Compensation

In March 2010, we granted 527,574 Restricted Stock Units, or "RSUs," to key executives and employees at fair values ranging from $9.70 to $9.99 and 800,613 Performance Stock Units, or "PSUs," at a fair value of $9.70 under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan."

In March 2010, we granted options to acquire 3,208,155 shares of our common stock to certain executives at exercise prices ranging from $9.70 to $9.99 under the Omnibus Plan.

A summary of the total compensation expense and associated income tax benefits recognized under our Hertz Global Holdings, Inc. Stock Incentive Plan and Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Prior Plans," and the Omnibus Plan, including the cost of stock options, RSUs, and PSUs, is as follows (in millions of dollars):

	Three Months Ended March 31,
	2010	2009
Compensation Expense	$9.0	$7.4
Income Tax Benefit	(3.5)	(2.9)

Total	$5.5	$4.5

As of March 31, 2010, there was approximately $67.0 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect special cash dividends of $4.32 per share paid on June 30, 2006 and $1.12 per share paid on November 21, 2006. These remaining costs are expected to be recognized over the remaining 1.5 years, on a weighted average basis, of the requisite service period that began on the grant dates.

For the three months ended March 31, 2010 and 2009, we recognized compensation cost of approximately $0.1 million ($0.1 million, net of tax) and $0.1 million ($0.1 million, net of tax), respectively, for the amount of the discount on the stock purchased by our employees under the Hertz Global Holdings, Inc. Employee Stock Purchase Plan.

Note 11—Segment Information

Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. We have identified two reportable segments: rental of cars and light trucks, or "car rental," and rental of industrial, construction and material handling equipment, or "equipment rental." Other reconciling items includes

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

general corporate assets and expenses, certain interest expense (including net interest on corporate debt), as well as other business activities such as our third party claim management services.

Adjusted pre-tax income (loss) is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. We believe this measure best reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes plus other reconciling items, non-cash purchase accounting charges, non-cash debt charges and certain one-time charges and non-operational items. The contribution of our reportable segments to revenues and adjusted pre-tax income (loss) and the reconciliation to consolidated amounts for the three months ended March 31, 2010 and 2009 are summarized below (in millions of dollars).

	Three Months Ended March 31,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2010	2009	2010	2009
Car rental	$1,421.7	$1,282.9	$27.1	$(33.5)
Equipment rental	237.0	279.5	(5.0)	0.7

Total reportable segments	1,658.7	1,562.4	22.1	(32.8)
Other	2.2	2.5

Total	$1,660.9	$1,564.9

Adjustments:
Other reconciling items(1)			(91.3)	(83.8)
Purchase accounting(2)			(22.1)	(26.0)
Non-cash debt charges(3)			(48.8)	(25.0)
Restructuring charges			(10.7)	(29.5)
Restructuring related charges(4)			(5.3)	(8.9)
Management transition costs			—	(0.7)
Derivative gains (losses)(5)			(1.7)	1.0
Third-party bankruptcy accrual(6)			—	(4.3)

Loss before income taxes			$(157.8)	$(210.0)

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

(3)
Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the three months ended March 31, 2010 and 2009, also includes $20.9 million and $7.5 million, respectively, associated with the amortization of amounts pertaining to the de-designation of the Hertz Vehicle Financing LLC, or "HVF," interest rate swaps as effective hedging instruments.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

(5)
In 2010, represents the mark-to-market adjustment on our interest rate cap. In 2009, represents the mark-to-market adjustments on our gasoline swap.

(6)
Represents an allowance for uncollectible program car receivables related to a bankrupt European dealer affiliated with a U.S. car manufacturer.

Note 12—Total Equity

(in Millions)	Number of Shares	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
December 31, 2009	410.2	$4.1	$—	$3,141.7	$(1,062.3)	$(3.3)	$17.2	$2,097.4
Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					(150.4)			(150.4)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $9.5						14.6		14.6
Translation adjustment changes						(39.0)		(39.0)
Unrealized gain on Euro-denominated debt, net of tax of $7.6						11.9		11.9
Defined benefit pension plans, net						(0.4)		(0.4)

Total Comprehensive Loss								(163.3)

Dividend payment to noncontrolling interest							(3.0)	(3.0)
Net income relating to noncontrolling interest							3.6	3.6
Employee stock purchase plan	0.1			0.7				0.7
Net settlement on vesting of restricted stock				(5.3)				(5.3)
Restricted stock	1.0			—				—
Stock-based employee compensation charges, net of tax of $0	0.1			9.0				9.0
Exercise of stock options				0.7				0.7
Common shares issued to Directors	—			0.1				0.1
Phantom shares issued to Directors				0.1				0.1

March 31, 2010	411.4	$4.1	$—	$3,147.0	$(1,212.7)	$(16.2)	$17.8	$1,940.0

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

(in Millions)	Number of Shares	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
December 31, 2008	323.0	$3.2	$—	$2,503.8	$(936.3)	$(100.1)	$17.7	$1,488.3
Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					(163.5)			(163.5)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $0.1						(0.2)		(0.2)
Translation adjustment changes						(34.8)		(34.8)
Unrealized gain on Euro-denominated debt, net of tax of $5.6						8.7		8.7

Total Comprehensive Loss								(189.8)

Dividend payment to noncontrolling interest							(2.8)	(2.8)
Net income relating to noncontrolling interest							3.1	3.1
Employee stock purchase plan	0.2			0.9				0.9
Stock-based employee compensation charges, net of tax of $0	0.2			7.4				7.4
Exercise of stock options				0.9				0.9
Phantom shares issued to Directors				0.1				0.1

March 31, 2009	323.4	$3.2	$—	$2,513.1	$(1,099.8)	$(126.4)	$18.0	$1,308.1

Accumulated other comprehensive loss as of March 31, 2010 and December 31, 2009 includes accumulated translation gains of $93.1 million and $132.1 million, respectively, unrealized losses on cash flow hedges of $(35.1) million and $(49.8) million, respectively, changes due to the pension mark-to-market adjustment of $(66.9) million and $(66.5) million, respectively and unrealized losses on our Euro-denominated debt of $(7.3) million and $(19.2) million, respectively.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

For further information on actions taken in 2009, see Note 11 to the Notes to our audited annual consolidated financial statements included in our Annual Report under caption "Item 8—Financial Statements and Supplementary Data."

During the first quarter of 2010 our equipment rental business incurred charges for losses on the disposal of surplus equipment and recognition of future facility lease obligations related to branch closures in North America. Additionally, first quarter restructuring charges included employee termination liabilities covering approximately 200 employees.

For the three months ended March 31, 2010, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $10.7 million which is composed of $3.6 million in facility closure and lease obligation costs, $3.4 million of termination benefits, $1.3 million in relocation and temporary labor costs, $0.7 million in revenue earning equipment and fixed asset impairment charges, $0.5 million in consulting costs, and $1.2 million of other restructuring charges. The after-tax effect of the restructuring charges increased diluted loss per share by $0.02 for the three months ended March 31, 2010.

For the three months ended March 31, 2009, our consolidated statement of operations includes restructuring charges of $29.5 million which is composed of $10.3 million of involuntary termination benefits, $9.8 million in facility closure and lease obligation costs, $5.7 million in consulting costs, $1.7 million in contract termination costs and $2.0 million of other restructuring charges. The after-tax effect of the restructuring charges increased diluted loss per share by $0.07 for the three months ended March 31, 2009.

Additional efficiency and cost saving initiatives are being developed during 2010. However, we presently do not have firm plans or estimates of any related expenses.

Restructuring charges in our consolidated statement of operations can be summarized as follows (in millions of dollars):

	Three Months Ended March 31,
	2010	2009
By Caption:
Direct operating	$7.0	$16.8
Selling, general and administrative	3.7	12.7

Total	$10.7	$29.5

	Three Months Ended March 31,
	2010	2009
By Segment:
Car rental	$5.3	$15.1
Equipment rental	4.9	7.0
Other reconciling items	0.5	7.4

Total	$10.7	$29.5

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Our condensed consolidated balance sheet as of March 31, 2010, included accruals relating to the restructuring program of $22.0 million. We expect to pay substantially all of the remaining restructuring obligations by the end of the second quarter 2010. The following table sets forth the activity affecting the accrual during the three months ended March 31, 2010 (in millions of dollars):

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2010	$19.6	$—	$0.4	$9.7	$29.7
Charges incurred	3.4	0.3	0.5	6.5	10.7
Cash payments	(9.3)	—	(0.7)	(4.0)	(14.0)
Other(1)	(1.7)	(0.3)	—	(2.4)	(4.4)

Balance as of March 31, 2010	$12.0	$—	$0.2	$9.8	$22.0

(1)
Primarily consists of a decrease of $2.4 million for facility closures, $0.7 million for the impairment of revenue earning equipment and other assets, $0.3 million for executive pension liability settlements and a $1.2 million loss in foreign currency translation, partially offset by a ($0.3) million settlement gain related to executive pension plan distributions.

Note 14—Financial Instruments

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Fair value approximates the amount indicated on the balance sheet at March 31, 2010 and December 31, 2009 because of the short-term maturity of these instruments. Money market accounts, whose fair value at March 31, 2010, is measured using Level 1 inputs, totaling $249.7 million and $125.6 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively. Money market accounts, whose fair value at December 31, 2009, is measured using Level 1 inputs, totaling $106.8 million and $294.4 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively. Level 1 inputs are observable inputs such as quoted prices in active markets.

Debt

For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities. The aggregate fair value of all debt at March 31, 2010 approximated $10,891.2 million, compared to its aggregate carrying value of $10,541.9 million. The aggregate fair value of all debt at December 31, 2009 approximated $10,795.7 million, compared to its aggregate carrying value of $10,530.4 million.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Derivative Instruments and Hedging Activities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in millions of dollars):

	Fair Value of Derivative Instruments(1)
	Asset Derivatives(2)		Liability Derivatives(2)
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:
HVF interest rate swaps	$—	$—	$9.6	$12.8

Derivatives not designated as hedging instruments under ASC 815:
Gasoline swaps	2.3	2.2	—	—
Interest rate caps	3.7	8.2	2.9	5.6
Foreign exchange forward contracts	11.3	7.6	1.1	5.7
Foreign exchange options	0.2	—	—	—

Total derivatives not designated as hedging instruments under ASC 815	17.5	18.0	4.0	11.3

Total derivatives	$17.5	$18.0	$13.6	$24.1

(1)
All fair value measurements were primarily based upon significant observable (Level 2) inputs.

(2)
All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" on our condensed consolidated balance sheets.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)				Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended March 31,
	2010	2009	2010		2009		2010	2009
Derivatives in ASC 815 Cash Flow Hedging Relationship:
HVF interest rate swaps	$(9.6)	$(11.5)	$(20.9)	(1)	$(7.5)	(1)	$—	$—

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized on Derivative
		2010	2009
Derivatives Not Designated as Hedging Instruments under ASC 815:
Gasoline swaps	Direct operating	$0.8	$1.0
Interest rate caps	Selling, general and administrative	(1.7)	—
Foreign exchange forward contracts	Selling, general and administrative	8.7	(5.8)
Foreign exchange options	Selling, general and administrative	(0.1)	(0.1)

Total		$7.7	$(4.9)

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, our subsidiary HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with GAAP. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, until February 2009, HVF was paying monthly interest at a fixed rate of 4.5% per annum in exchange for monthly interest at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. In March 2009, HVF made a cash payment to have the fixed rate on these swaps reset to the then current market rates of 0.872% and 1.25% for the swaps that matured in February 2010 and that will mature in November 2010, respectively. $80.4 million of this payment was made to an affiliate of MLGPE which is a counterparty to the HVF Swaps. Concurrently with this payment, the hedging relationship was de-designated and the amount remaining in "Accumulated other comprehensive loss" associated with this cash flow hedging relationship was frozen and is being amortized into "Interest expense" over the respective terms of the associated debt in accordance with GAAP. We expect to amortize approximately $47.9 million from "Accumulated other comprehensive loss" into "Interest expense" over the next eight months. Additionally, a new hedging relationship was designated between the HVF Swaps, which also qualifies for cash flow hedge accounting in accordance with GAAP. Both at the inception of the hedge and on an ongoing basis, we measure ineffectiveness by comparing the fair value of the HVF Swaps and the fair value of hypothetical swaps, with similar terms, using the Hypothetical Method in accordance with GAAP. The hypothetical swaps represent a perfect hedge of the variability in interest payments associated with the U.S. Fleet Debt. Subsequent to the resetting of the swaps at current market rates, we anticipate that there will be no ineffectiveness in the hedging relationship because the critical terms of the HVF Swaps match the terms of the hypothetical swaps.

As of March 31, 2010 and December 31, 2009, the balance reflected in "Accumulated other comprehensive loss," was a loss of $35.1 million (net of tax of $22.3 million) and a loss of $49.7 million (net of tax of $31.8 million), respectively. The fair values of the HVF Swaps were calculated using the income approach and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads).

In connection with the entrance into the HVF Swaps, Hertz entered into seven differential interest rate swap agreements, or the "differential swaps." These differential swaps were required to be put in place to protect the counterparties to the HVF Swaps in the event of an "amortization event" under the asset-backed notes agreements. An "event of bankruptcy" (as defined in the ABS Base Indenture) with

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

respect to MBIA or Ambac would constitute an "amortization event" under the portion of the U.S. Fleet Debt facilities guaranteed by the affected insurer. In the event of an "amortization event," the amount by which the principal balance on the floating rate portion of the U.S. Fleet Debt is reduced, exclusive of the originally scheduled amortization, becomes the notional amount of the differential swaps and is transferred to Hertz. There was no payment associated with these differential swaps and their notional amounts are and will continue to be zero unless (1) there is an amortization event, which causes the amortization of the loan balance, or (2) the debt is prepaid.

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

We purchase unleaded gasoline and diesel fuel at prevailing market rates. In January 2009, we began a program to manage our exposure to changes in prices through the use of derivative commodity instruments. We currently have in place swaps to cover a portion of our exposure through December 2010. We presently hedge a portion of our overall unleaded gasoline and diesel fuel purchases with commodity swaps and have contracts in place that settle on a monthly basis. As of March 31, 2010, our outstanding commodity instruments for unleaded gasoline and diesel fuel totaled approximately 7.9 million gallons and 1.8 million gallons, respectively. The fair value of these commodity instruments was calculated using a discounted cash flow method and applying observable market data (i.e. NYMEX RBOB Gasoline and Department of Energy surveys, etc.). Gains and losses resulting from changes in the fair value of these commodity instruments are included in our results of operations in the periods incurred.

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of March 31, 2010, were approximately $0.3 million and we limit counterparties to financial institutions that have strong credit ratings. As of March 31, 2010 and December 31, 2009, the total notional amount of these foreign exchange options was $5.6 million and $0.3 million, respectively, maturing through January 2011. The fair value of the foreign exchange options was calculated using a discounted cash flow method and applying observable market data (i.e. foreign currency exchange rates). Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations. As of March 31, 2010, the total notional amount of these forward contracts was $849.0 million, maturing within three months. The fair value of these foreign currency forward contracts was calculated based on foreign currency forward exchange rates.

On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our international operations. As a result of this net investment hedge designation, as of March 31, 2010 and December 31, 2009, losses of $7.3 million (net of tax of $10.2 million) and $19.2 million (net of tax of $17.8 million), respectively, attributable to the translation of our Senior Euro Notes into the U.S. dollar are recorded in our condensed consolidated balance sheet in "Accumulated other comprehensive loss."

Note 15—Related Party Transactions

Relationship with Hertz Investors, Inc. and the Sponsors

Other than as disclosed below, in the three months ended March 31, 2010, there were no material changes to our relationship with Hertz Investors, Inc. or the Sponsors.

Director Compensation Policy

For the three months ended March 31, 2010 and 2009, we recognized $0.4 million and $0.4 million, respectively, of expense relating to the Director Compensation Policy in our consolidated statement of operations in "Selling, general and administrative" expenses.

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

As of March 31, 2010 and December 31, 2009, approximately $253 million and $246 million, respectively, of our outstanding debt was with related parties.

See Note 8—Debt.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 16—Commitments and Contingencies

Off-Balance Sheet Commitments

As of March 31, 2010 and December 31, 2009, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of March 31, 2010 and December 31, 2009, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in "Accrued liabilities" were $1.8 million and $2.0 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Legal Proceedings

From time to time we are a party to various legal proceedings. We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us and our licensees. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on our balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At March 31, 2010 and December 31, 2009 our liability recorded for public liability and property damage matters was $267.0 million and $277.8 million, respectively. The decrease in the reserve balance primarily reflects lower claim costs, the timing of payment activity during the quarter and the effects of foreign currency translation. We believe that our analysis was based on the most relevant information available, combined with reasonable assumptions, and that we may prudently rely on this information to determine the estimated liability. We note the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

For a detailed description of certain of our legal proceedings please see Note 10 of the Notes to our audited annual consolidated financial statements included in our Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

The following recent developments pertaining to legal proceedings described in our Annual Report are furnished on a supplemental basis:

In March 2010, in Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company, the court ruled on the cross motions for summary judgment holding that Hertz violated the since amended Nevada "bundled pricing" statute by separately disclosing and charging airport concession fee recoveries. However, the court also found that Hertz's full disclosure of the estimated total price of the airport rentals was not deceptive within the meaning of Nevada's Deceptive Trade Practices Act. Some additional discovery will now be taken and additional motions are expected to be filed by both sides in the coming months.

Aside from the above mentioned, there were no material changes in the legal proceedings described in our Annual Report and we are not otherwise required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K.

In addition to those described in our Form 10-K, various other legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. Other than with respect to the aggregate claims for public liability and property damage

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

pending against us, management does not believe that any of the matters resolved, or pending against us, are material to us and our subsidiaries taken as a whole.

We have established reserves for matters where we believe that the losses are probable and reasonably estimated. Other than with respect to the reserve established for claims for public liability and property damage, none of those reserves are material. For matters where we have not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. Litigation is subject to many uncertainties and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to us or any of our subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to our consolidated financial condition, results of operations or cash flows in any particular reporting period.

Note 17—Loss Per Share

Basic loss per share has been computed based upon the weighted average number of common shares outstanding. Diluted loss per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share (in millions of dollars, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Basic and diluted loss per share:
Numerator:
Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(150.4)	$(163.5)

Denominator:
Weighted average shares used in basic and diluted computation	410.7	323.4

Loss per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, basic	$(0.37)	$(0.51)
Loss per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, diluted	$(0.37)	$(0.51)

Diluted earnings (loss) per share computations for the three months ended March 31, 2010 and 2009 excluded the weighted-average impact of the assumed exercise of approximately 21.8 million and 23.2 million stock options, RSUs and PSUs, respectively, because such impact would be antidilutive. Additionally, for the three months ended March 31, 2010, there was no impact to the earnings (loss) per share computations associated with the Convertible Senior Notes, because such impact would be anti-dilutive.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 18—Subsequent Events

On April 25, 2010, we entered into a definitive merger agreement under which we will acquire Dollar Thrifty Automotive Group, or "Dollar Thrifty," for a purchase price of $41.00 per share, or a total of $1.27 billion, in a mix of cash and Hertz Holdings common stock, based on our closing stock price on the trading day before the agreement was signed. Under the terms of the agreement, Dollar Thrifty has agreed to pay a special cash dividend of $200 million (expected to be approximately $6.88 per share) to its stockholders immediately prior to closing, and each outstanding share of Dollar Thrifty common stock will be converted into the right to receive from us 0.6366 of a share of our common stock and a cash payment from us equal to $32.80 less the amount of the special cash dividend paid by Dollar Thrifty. At the closing, we will issue an aggregate of approximately 18 million shares of our common stock (excluding shares issuable upon the exercise of stock options that are being converted to Hertz Holdings stock options) and pay an aggregate of approximately $750 million in cash (which does not include the $200 million special cash dividend to be paid by Dollar Thrifty.) We intend to fund the cash portion of the purchase price with existing liquidity from the combined company. We will also assume or refinance Dollar Thrifty's existing fleet debt outstanding at closing. The transaction is subject to customary closing conditions, regulatory approvals, approval by Dollar Thrifty stockholders and payment of the special dividend. The transaction is not conditioned on receipt of financing by us.

In connection with this transaction, on April 28, 2010, a plaintiff filed a purported class action lawsuit on behalf of himself and other similarly situated shareholders of Dollar Thrifty, entitled Henzel v. Dollar Thrifty Automotive Group, Inc. et al., Case No. CJ-2010-02761, in the District Court of the State of Oklahoma, Tulsa County. The lawsuit was filed against us, Dollar Thrifty, and the members of the board of directors of Dollar Thrifty. The complaint alleges, among other things, that the proposed transaction is the result of an unfair process and that the individual defendants breached their fiduciary duties by failing to maximize shareholder value. In addition, the lawsuit asserts that we and Dollar Thrifty aided and abetted the individual defendants' alleged breaches of fiduciary duties. The complaint seeks to, among other things, enjoin the consummation of the merger, or, to the extent already implemented, rescind the proposed transaction. We believe that this action is wholly without merit and intend to defend vigorously against it. However, because this case is in the early stages, we cannot predict the outcome at this time, and we cannot be assured that the action will not delay the consummation of the merger or result in substantial costs.

On May 3, 2010, Avis Budget Group, Inc., or "Avis," sent a letter to the Board of Directors of Dollar Thrifty requesting access to management and due diligence information for the stated purpose of formulating a competing offer. The Avis letter also requested the elimination of certain provisions of our merger agreement with Dollar Thrifty. That merger agreement contains provisions that set forth each party's rights and obligations with respect to potentially competing offers, but at this time we cannot predict the outcome of, or real motivation behind, the Avis letter. It is of course possible that the Avis letter might result in a delay in, and/or jeopardize the completion of, our acquisition of Dollar Thrifty pursuant to the already announced terms.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations

The following discussion and analysis provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. Unless the context otherwise requires, in this Report on Form 10-Q, (i) "Hertz Holdings" means Hertz Global Holdings, Inc., our top-level holding company, (ii) "Hertz" means The Hertz Corporation, our primary operating company and a direct wholly-owned subsidiary of Hertz Investors, Inc., which is wholly-owned by Hertz Holdings, (iii) "we," "us" and "our" mean (a) prior to December 21, 2005, Hertz and its consolidated subsidiaries and (b) on and after December 21, 2005, Hertz Holdings and its consolidated subsidiaries, including Hertz, (iv) "HERC" means Hertz Equipment Rental Corporation, Hertz's wholly-owned equipment rental subsidiary, together with our various other wholly-owned international subsidiaries that conduct our industrial, construction and material handling equipment rental business, (v) "cars" means cars and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles), (vi) "program cars" means cars purchased by car rental companies under repurchase or guaranteed depreciation programs with car manufacturers, (vii) "non-program cars" mean cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk and (viii) "equipment" means industrial, construction and material handling equipment.

You should read the following discussion and analysis together with the section below entitled "Cautionary Note Regarding Forward-Looking Statements," with the financial statements and the related notes thereto contained elsewhere in this Form 10-Q, or this "Report."

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained or incorporated by reference in this Report and in reports we subsequently file with the United States Securities and Exchange Commission, or the "SEC," on Forms10-K, 10-Q and file or furnish on Form 8-K, and in related comments by our management, include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K.

Some important factors that could affect our actual results, include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under "Item 1A—Risk Factors" included in Hertz Holdings' Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2009, filed with the SEC, on February 26, 2010 and March 1, 2010, respectively, or collectively known as our "Annual Report", and the following, which were derived in part from the risks set forth in the Annual Report:

  •
  our ability to consummate our contemplated acquisition of Dollar Thrifty Automotive Group, within the timeframe and upon the terms contemplated by our management;

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

Corporate History

We are a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Hertz Holdings was incorporated in Delaware in 2005 and had no operations prior to the Acquisition (as defined below).

On December 21, 2005 investment funds associated with or designated by:

  •
  Clayton, Dubilier & Rice, Inc., or "CD&R,"

  •
  The Carlyle Group, or "Carlyle," and

  •
  Merrill Lynch Global Private Equity, or "MLGPE,"

or collectively the "Sponsors," acquired all of Hertz's common stock from Ford Holdings LLC. We refer to the acquisition of all of Hertz's common stock by the Sponsors as the "Acquisition." Following our initial public offering in November 2006 and subsequent offerings in June 2007, May 2009 and June 2009, the Sponsors currently own approximately 51% of the common stock of Hertz Holdings.

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

  •
  Selling, general and administrative expenses (including advertising); and

  •
  Interest expense.

Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price or residual values of cars and equipment or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to balance our mix of non-program and program vehicles based on market conditions. In the U.S., as of March 31, 2010, the percentage of non-program cars was 66% as compared to 75% as of March 31, 2009. Internationally, as of March 31, 2010, the percentage of non-program cars was 65%, compared to 70% as of March 31, 2009. In the U.S., for the year ended December 31, 2009, the percentage of non-program cars was 51% as compared to 45% for the year ended December 31, 2008. For the year ended December 31, 2009, the percentage of non-program cars in our international fleet was 39%, compared to 41% for the year ended December 31, 2008.

For the three months ended March 31, 2010, we experienced an 8.3% increase in transaction days versus the prior period in the United States, while rental rate revenue per transaction day, or "RPD," improved by 0.3%. During the three months ended March 31, 2010, in our European operations, we experienced a 1.4% decline in transaction days and a 0.8% decline in our car rental RPD compared to the three months ended March 31, 2009.

Our U.S. off-airport operations represented $231.6 million and $212.5 million of our total car rental revenues in the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, we have approximately 1,800 off-airport locations. Our strategy includes selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy also includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.

In early 2010, Toyota announced recalls of several of its models. As such, we temporarily took a portion of our Toyota fleet out of service. Approximately 13% of our total U.S. car rental fleet was affected by the largest of these recalls. We rapidly made repairs to the recalled vehicles and returned them to our car rental fleet. There was a short-term impact on our business to cover the costs associated with repairing these vehicles; however, we believe that this recall will not have a long-term material impact on our business. Also, we unfortunately turned away some, but not a significant number of rentals as a result of this recall. See "Item 1A—Risk Factors" in our Annual Report.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

In the year ended December 31, 2009, our per car vehicle depreciation costs decreased approximately 4% and increased approximately 7% in the United States and Europe, respectively, as compared to the prior year period. In the three months ended March 31, 2010, our per car vehicle depreciation costs decreased 14% and 10% in the United States and Europe, respectively, as compared to the prior year period. We expect our per car vehicle depreciation costs in the United States and in Europe for 2010 to be lower than 2009. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures. See "Liquidity and Capital Resources" section below.

HERC experienced lower rental volumes and pricing worldwide for the three months ended March 31, 2010 compared to the prior year period.

HERC locations:

	Total	U.S.	Canada	France	Spain	China
December 31, 2009	322	214	35	66	4	3
Net increase (decrease)	(1)	(1)	—	—	—	—
Additions relating to acquisitions	—	—	—	—	—	—

March 31, 2010	321	213	35	66	4	3

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

During the first quarter of 2010 our equipment rental business incurred charges for losses on the disposal of surplus equipment and recognition of future facility lease obligations related to branch closures in North America. Additionally, first quarter restructuring charges included employee termination liabilities covering approximately 200 employees.

For the three months ended March 31, 2010 and 2009, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $10.7 million and $29.5 million, respectively.

Additional efficiency and cost saving initiatives are being developed during 2010. However, we presently do not have firm plans or estimates of any related expenses. See Note 13 to the Notes to our condensed consolidated financial statements included in this Report.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

RESULTS OF OPERATIONS

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statements of operations for the three months ended March 31, 2010 and 2009 (in millions of dollars):

			Percentage of Revenues
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Revenues:
Car rental	$1,396.6	$1,260.9	84.1%	80.6%
Equipment rental	237.0	279.3	14.3	17.8
Other	27.3	24.7	1.6	1.6

Total revenues	1,660.9	1,564.9	100.0	100.0

Expenses:
Direct operating	1,013.0	955.3	61.0	61.1
Depreciation of revenue earning equipment	459.2	489.8	27.6	31.3
Selling, general and administrative	167.7	166.7	10.1	10.6
Interest expense	181.1	165.1	10.9	10.5
Interest and other income, net	(2.3)	(2.0)	(0.1)	(0.1)

Total expenses	1,818.7	1,774.9	109.5	113.4

Loss before income taxes	(157.8)	(210.0)	(9.5)	(13.4)
Benefit for taxes on income	11.0	49.6	0.6	3.2

Net loss	(146.8)	(160.4)	(8.9)	(10.2)
Less: Net income attributable to noncontrolling interest	(3.6)	(3.1)	(0.2)	(0.2)

Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(150.4)	$(163.5)	(9.1)%	(10.4)%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of March 31, 2010 and 2009:

	Three Months Ended or as of March 31,
	2010	2009
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	5,860	5,548
Domestic	4,398	4,042
International	1,462	1,506
Worldwide transaction days (in thousands)(a)	28,110	26,683
Domestic	19,939	18,411
International	8,171	8,272
Worldwide rental rate revenue per transaction day(b)	$43.05	$42.89
Domestic	$41.96	$41.82
International	$45.72	$45.28
Worldwide average number of company-operated cars during the period	417,700	383,500
Domestic	293,700	260,000
International	124,000	123,500
Adjusted pre-tax income (loss) (in millions of dollars)(c)	$27.1	$(33.5)
Worldwide revenue earning equipment, net (in millions of dollars)	$7,649.0	$6,274.4
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$215.7	$264.6
Same store revenue decline, including growth initiatives(e)	(17.8)%	(23.6)%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,780.0	$2,963.4
Adjusted pre-tax income (loss) (in millions of dollars)(c)	$(5.0)	$0.7
Revenue earning equipment, net (in millions of dollars)	$1,743.4	$2,009.1

(a)
Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units in the U.S. and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The optional insurance products are packaged within certain negotiated corporate, government and membership programs and within certain retail rates being charged. Based upon these existing programs and rate packages, management believes that these optional insurance products should be consistently included in the daily pricing of car rental transactions. On the other hand, non-rental rate revenue items such as refueling and concession pass-through expense items are driven by factors beyond the control of management (i.e. the price of fuel and the concession fees charged by airports). Additionally, NeverLost units are an optional revenue product which management does not consider to be part of their daily pricing of car rental transactions. The following table reconciles our car rental

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

  segment revenues to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2009 foreign exchange rates) for the three months ended March 31, 2010 and 2009 (in millions of dollars, except as noted):

	Three Months Ended March 31,
	2010	2009
Car rental segment revenues	$1,421.7	$1,282.9
Non-rental rate revenue	(223.2)	(197.1)
Foreign currency adjustment	11.7	58.6

Rental rate revenue	$1,210.2	$1,144.4

Transaction days (in thousands)	28,110	26,683
Rental rate revenue per transaction day (in whole dollars)	$43.05	$42.89
(c)
Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes plus non-cash purchase accounting charges, non-cash debt charges and certain one-time charges and non-operational items. Adjusted pre-tax income is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects the financial results from ongoing operations. The following table reconciles income (loss) before income taxes by segment to adjusted pre-tax income (loss) by segment for the three months ended March 31, 2010 and 2009 (in millions of dollars):

	Three Months Ended March 31, 2010
	Car Rental	Equipment Rental
Loss before income taxes	$(30.1)	$(23.4)
Adjustments:
Purchase accounting(1)	9.8	11.5
Non-cash debt charges(2)	37.0	1.9
Restructuring charges	5.3	4.9
Restructuring related charges(3)	5.1	0.1

Adjusted pre-tax income (loss)	$27.1	$(5.0)

	Three Months Ended March 31, 2009
	Car Rental	Equipment Rental
Loss before income taxes	$(90.2)	$(24.8)
Adjustments:
Purchase accounting(1)	9.4	16.1
Non-cash debt charges(2)	19.3	2.3
Restructuring charges	15.1	7.0
Restructuring related charges(3)	8.6	0.1
Third-party bankruptcy reserve(4)	4.3	—

Adjusted pre-tax income (loss)	$(33.5)	$0.7

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

  (2)
  Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the three months ended March 31, 2010 and 2009, also includes $20.9 million and $7.5 million, respectively, associated with the amortization of amounts pertaining to the de-designation of the Hertz Vehicle Financing LLC interest rate swaps as effective hedging instruments.

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

(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental segment revenues to our equipment rental and rental related revenue (based on December 31, 2009 foreign exchange rates) for the three months ended March 31, 2010 and 2009 (in millions of dollars):

	Three Months Ended March 31,
	2010	2009
Equipment rental segment revenues	$237.0	$279.5
Equipment sales and other revenue	(22.1)	(26.4)
Foreign currency adjustment	0.8	11.5

Rental and rental related revenue	$215.7	$264.6

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

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

REVENUES

	Three Months Ended March 31,
(in millions of dollars)	2010	2009	$ Change	% Change
Revenues by Segment
Car rental	$1,421.7	$1,282.9	$138.8	10.8%
Equipment rental	237.0	279.5	(42.5)	(15.2)%
Other reconciling items	2.2	2.5	(0.3)	(12.0)%

Total revenues	$1,660.9	$1,564.9	$96.0	6.1%

Car Rental Segment

Revenues from our car rental segment increased 10.8%, primarily as a result of a 5.3% increase in car rental transaction days worldwide, higher RPD and increases in refueling fees of $11.3 million and airport concession recovery fees of $9.4 million. These increases include revenue relating to Advantage which was acquired in April 2009 and the effects of foreign currency translation of approximately $46.4 million.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

RPD for worldwide car rental for the three months ended March 31, 2010 increased 0.3% from 2009, due to increases in U.S. and International RPD of 0.3% and 1.0%, respectively. U.S. off-airport RPD improved by 1.9% and U.S. airport RPD decreased 0.5%. U.S. airport RPD decreased due to the lower RPD that our Advantage brand generates.

Equipment Rental Segment

Revenues from our equipment rental segment decreased 15.2%, primarily due to a 14.4% decrease in equipment rental volume, an 8.0% decline in pricing and a decrease in equipment sales of $4.1 million, partly offset by the effects of foreign currency translation of approximately $11.0 million.

Other

Revenues from all other sources decreased 12.0%, due to a decrease in revenues from our third-party claim management services, partly offset by revenues from our car sharing technology subsidiary.

EXPENSES

	Three Months Ended March 31,
(in millions of dollars)	2010	2009	$ Change	% Change
Expenses:
Fleet related expenses	$229.0	$195.8	$33.2	16.9%
Personnel related expenses	346.4	324.0	22.4	6.9%
Other direct operating expenses	437.6	435.5	2.1	0.5%

Direct operating	1,013.0	955.3	57.7	6.0%
Depreciation of revenue earning equipment	459.2	489.8	(30.6)	(6.3)%
Selling, general and administrative	167.7	166.7	1.0	0.6%
Interest expense	181.1	165.1	16.0	9.7%
Interest and other income, net	(2.3)	(2.0)	(0.3)	12.7%

Total expenses	$1,818.7	$1,774.9	$43.8	2.5%

Total expenses increased 2.5%, but total expenses as a percentage of revenues decreased from 113.4% for the three months ended March 31, 2009 to 109.5% for the three months ended March 31, 2010.

Direct Operating Expenses

Direct operating expenses increased 6.0% as a result of increases in fleet related expenses, personnel related expenses and other direct operating expenses.

  Fleet related expenses increased 16.9%. The increase was primarily related to worldwide car rental volume demand which resulted in increases in vehicle damage and maintenance costs of $14.2 million, gasoline costs of $11.0 million and self insurance expense of $7.4 million. All of these increases include the effects of foreign currency translation of approximately $10.6 million.

  Personnel related expenses increased 6.9%. The increase was primarily related to wages and benefits as a result of restructuring activities of $16.9 million and management incentive compensation costs of $6.0 million. These increases include the effects of foreign currency translation of approximately $10.6 million.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

  Other direct operating expenses increased 0.5%. The increase was primarily related to worldwide car rental volume demand which resulted in increases in fleet related expenses, including the effects of foreign currency translation of approximately $16.4 million. These increases were partly offset by a decrease in restructuring and restructuring related charges, a reimbursement received from a car manufacturer and a decrease in equipment rental cost of goods sold.

Depreciation of Revenue Earning Equipment

Car Rental Segment

Depreciation of revenue earning equipment for our car rental segment of $388.3 million for the three months ended March 31, 2010 decreased 0.7% from $391.1 million for the three months ended March 31, 2009. The decrease was primarily related to higher residual values on the disposal of used vehicles, partly offset by the effects of foreign currency translation of approximately $14.0 million and a $7.5 million net increase in depreciation in certain of our car rental operations resulting from changes in depreciation rates to reflect the estimated residual value of vehicles.

Equipment Rental Segment

Depreciation of revenue earning equipment in our equipment rental segment of $70.9 million for the three months ended March 31, 2010 decreased 28.2% from $98.7 million for the three months ended March 31, 2009. The decrease was primarily due to a 6.2% reduction in average acquisition cost of rental equipment operated during the period and higher residual values on the disposal of used equipment, partly offset by the effects of foreign currency translation of approximately $2.1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 0.6%, due to an increase in advertising and the effects of foreign currency translation of approximately $5.4 million, partly offset by decreases in administrative expenses and sales promotion expenses.

  Advertising expenses increased $8.8 million, or 32.3%, primarily due to increased media advertising and the effects of foreign currency translation of approximately $1.6 million.

  Administrative expenses decreased $7.2 million, or 6.7%, primarily due to decreases in restructuring and restructuring related charges of $11.3 million, partly offset by the loss on derivatives relating to our interest rate cap of $1.7 million, an increase in stock compensation expense of $1.6 million and an increase in management incentive compensation costs of $1.6 million, including the effects of foreign currency translation of approximately $2.5 million.

  Sales promotion expenses decreased $0.6 million, or 1.8%, primarily related to decreases in sales salaries and commissions, partly offset by the effects of foreign currency translation of approximately $1.3 million.

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $89.3 million for the three months ended March 31, 2010 increased 14.9% from $77.7 million for the three months ended March 31, 2009. The increase was

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

primarily due to an increase in the weighted average debt outstanding as a result of an increased fleet size.

Equipment Rental Segment

Interest expense for our equipment rental segment of $10.2 million for the three months ended March 31, 2010 decreased 30.1% from $14.6 million for the three months ended March 31, 2009. The decrease was primarily due to a decrease in weighted average interest rate on our borrowings and a decrease in the weighted average debt outstanding as a result of reduced fleet size.

Other

Other interest expense relating to interest on corporate debt of $81.6 million for the three months ended March 31, 2010 increased 12.1% from $72.8 million for the three months ended March 31, 2009. The increase was primarily due to interest expense on the Convertible Senior Notes issued in May 2009.

Interest and Other Income, Net

Interest and other income, net increased $0.3 million due to a value added tax reclaim, partly offset by decreases in interest income related to lower cash balances and interest rates during the period.

ADJUSTED PRE-TAX INCOME (LOSS)

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $27.1 million increased $60.6 million from an adjusted pre-tax loss of $33.5 million for the three months ended March 31, 2009. The increase was primarily due to stronger volumes, higher RPD and disciplined cost management. Adjustments to our car rental segment income before income taxes on a GAAP basis for the three months ended March 31, 2010 and 2009, totaled $57.2 million and $56.7 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax loss for our equipment rental segment of $5.0 million decreased $5.7 million from adjusted pre-tax income of $0.7 million for the three months ended March 31, 2009. The decrease was primarily due to reductions in volume and pricing, partly offset by strong cost management performance and higher residual values on the disposal of used equipment. Adjustments to our equipment rental segment income before income taxes on a GAAP basis for the three months ended March 31, 2010 and 2009, totaled $18.4 million and $25.5 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

BENEFIT FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS AND NET LOSS ATTRIBUTABLE TO HERTZ HOLDINGS, INC. AND SUBSIDIARIES' COMMON STOCKHOLDERS

	Three Months Ended March 31,
(in millions of dollars)	2010	2009	$ Change	% Change
Loss before income taxes	$(157.8)	$(210.0)	$52.2	(24.9)%
Benefit for taxes on income	11.0	49.6	(38.6)	(77.8)%

Net loss	(146.8)	(160.4)	13.6	(8.5)%
Less: Net income attributable to noncontrolling interests	(3.6)	(3.1)	(0.5)	15.8%

Net loss attributable to Hertz Holdings, Inc. and Subsidiaries' common stockholders	$(150.4)	$(163.5)	$13.1	(8.0)%

Benefit for Taxes on Income

The effective tax rate for the three months ended March 31, 2010 was 7.0% as compared to 23.6% in the three months ended March 31, 2009. The benefit for taxes on income decreased 77.8%, primarily due to losses in certain non-U.S. jurisdictions for which a tax benefit cannot be recognized and an increase in discrete items which includes a $4.3 million tax charge from the newly enacted tax law in France which became effective January 1, 2010.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased 15.8% due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Net Loss Attributable to Hertz Holdings, Inc. and Subsidiaries' Common Stockholders

The net loss attributable to Hertz Holdings, Inc. and Subsidiaries' common stockholders decreased 8.0% primarily due to higher rental volume and pricing in our worldwide car rental operations and disciplined cost management, partly offset by lower rental volume and pricing in our worldwide equipment rental operations, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on net loss was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

LIQUIDITY AND CAPITAL RESOURCES

Our domestic and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Puerto Rico, Australia, New Zealand, Canada and Brazil.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Cash Flows

As of March 31, 2010, we had cash and cash equivalents of $800.7 million, a decrease of $184.9 million from $985.6 million as of December 31, 2009. The following table summarizes such decrease:

	Three Months Ended March 31,
(in millions of dollars)	2010	2009	$ Change
Cash provided by (used in):
Operating activities	$301.2	$184.5	$116.7
Investing activities	(525.5)	996.9	(1,522.4)
Financing activities	72.1	(1,200.6)	1,272.7
Effect of exchange rate changes	(32.7)	(18.0)	(14.7)

Net change in cash and cash equivalents	$(184.9)	$(37.2)	$(147.7)

During the three months ended March 31, 2010, we generated $116.7 million more cash from operating activities compared with the same period in 2009. The increase was primarily driven by a decrease in net loss before depreciation, amortization and other non-cash expenses, an increase in cash payments in 2009 relating to the buydown of our rate on our interest rate swaps, restructuring and taxes, partly offset by changes in accounts receivable due to increased collections in 2009.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. During the three months ended March 31, 2010, we generated $1,522.4 million less cash from investing activities compared with the same period in 2009. The use of funds was primarily due to an increase in revenue earning equipment expenditures, a decrease in proceeds from the disposal of revenue earning equipment and the year-over-year change in restricted cash and cash equivalents. The increase in revenue earning equipment expenditures and decrease in proceeds from the disposal of revenue earning equipment was related to higher car rental volumes and a general improvement in the car rental market. The year-over-year change in restricted cash and cash equivalents was primarily related to the economic conditions which affected the demand for revenue earning equipment and our Like Kind Exchange Program, or "LKE Program." As of March 31, 2010 and December 31, 2009, we had $221.3 million and $365.1 million, respectively, of restricted cash and cash equivalents to be used for the purchase of revenue earning vehicles and other specified uses under our Fleet Financing facilities, our LKE Program and to satisfy certain of our self-insurance regulatory reserve requirements. The decrease in restricted cash and cash equivalents of $143.8 million from December 31, 2009 to March 31, 2010, primarily related to the timing of purchases and sales of revenue earning vehicles.

During the three months ended March 31, 2010, we generated $1,272.7 million more cash from financing activities compared with the same period in 2009. The increase is primarily due to increases in proceeds under the revolving lines of credit, net and from a decrease in the repayment of long-term debt.

Financing

Our car rental and equipment rental operations are seasonal businesses with decreased levels of business in the winter months and typically heightened activity during the spring and summer. To accommodate increased demand, we maintain a larger fleet by holding vehicles and equipment and purchasing additional fleet which increases our financing requirements. These seasonal financing

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

needs are funded by increasing the utilization of our various corporate and fleet credit facilities and the variable funding notes portion of our U.S. Fleet Debt facilities as defined in Note 3 to the Notes to our audited annual consolidated financial statements included in our Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." As business demand moderates during the winter, we reduce our fleet accordingly and dispose of vehicles and equipment. The disposal proceeds are used to reduce debt.

Our primary liquidity needs include servicing of corporate and fleet related debt, the payment of operating expenses and purchases of rental vehicles and equipment to be used in our operations. Our primary sources of funding are operating revenue, cash received on the disposal of vehicles and equipment, borrowings under our asset-backed borrowing arrangements and our revolving credit facility.

As of March 31, 2010, we had approximately $10,387.9 million of total indebtedness outstanding. Cash paid for interest during the three months ended March 31, 2010, was $173.2 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Acquisition and from the funding of our costs of operations and capital expenditures.

Our liquidity as of March 31, 2010 consists of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our Fleet Financing Facilities. For a description of these amounts, see Note 8 to the Notes to our condensed consolidated financial statements included in this Report as well as "Credit Facilities" below.

Based on all that we accomplished in 2009, our current availability under our various credit facilities and our business plan, we believe we have sufficient liquidity to meet our U.S. debt maturities over the next twelve months. However, we have approximately $1.0 billion of international fleet debt outstanding as of March 31, 2010, that matures in December 2010. We are currently in discussions regarding our refinancing options, and based on these discussions and our ability to access the capital markets we expect to refinance these facilities on or prior to maturity. However, the availability of financing is subject to a variety of factors not in our control including economic and market conditions and investor demand, so there is no guarantee that such facilities can be refinanced or that the terms of such financings will be acceptable. In the event financing is not available or is not available on terms we deem acceptable, we would expect to utilize our corporate liquidity to repay these obligations which could reduce our ability to fund operations and replace our fleet.

MBIA Insurance Corporation, or "MBIA," and Ambac Assurance Corporation, or "Ambac," provide credit enhancements in the form of financial guaranties for our 2005 Notes, with each providing guaranties for approximately half of the $2,622.0 million in principal amount of the 2005 Notes that was outstanding as of March 31, 2010, all of which matures during 2010.

An event of bankruptcy with respect to MBIA or Ambac between now and the maturities of the 2005 Notes in 2010 would result in an amortization event under the portion of the 2005 Notes guaranteed by the affected insurer. In addition, if an amortization event continues for 30 days or longer, the noteholders of the affected series of notes would have the right to require liquidation of a portion of the fleet sufficient to repay such notes, provided that the exercise of the right was exercised by a majority of the affected noteholders. Ambac has publicly stated that it has insufficient capital to finance its debt service and operating expense requirements beyond the second quarter of 2011 and may need to seek bankruptcy protection.

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

On April 25, 2010, we entered into a definitive merger agreement under which we will acquire Dollar Thrifty Automotive Group, or "Dollar Thrifty," for a purchase price of $41.00 per share, or a total of $1.27 billion, in a mix of cash and Hertz Holdings common stock, based on our closing stock price on the trading day before the agreement was signed. Under the terms of the agreement, Dollar Thrifty has agreed to pay a special cash dividend of $200 million (expected to be approximately $6.88 per share) to its stockholders immediately prior to closing, and each outstanding share of Dollar Thrifty common stock will be converted into the right to receive from us 0.6366 of a share of our common stock and a cash payment from us equal to $32.80 less the amount of the special cash dividend paid by Dollar Thrifty. At the closing, we will issue an aggregate of approximately 18 million shares of our common stock (excluding shares issuable upon the exercise of stock options that are being converted to Hertz Holdings stock options) and pay an aggregate of approximately $750 million in cash (which does not include the $200 million special cash dividend to be paid by Dollar Thrifty.) We intend to fund the cash portion of the purchase price with existing liquidity from the combined company. We will also assume or refinance Dollar Thrifty's existing fleet debt outstanding at closing. The transaction is subject to customary closing conditions, regulatory approvals, approval by Dollar Thrifty stockholders and payment of the special dividend. The transaction is not conditioned on receipt of financing by us.

While we anticipate that we have sufficient liquidity to consummate the acquisition of Dollar Thrifty without raising additional funds, it is likely that we will incur additional financing either before or after the acquisition to replenish our liquidity levels. See "Item 1A—Risk Factors" in this Report.

A significant number of cars that we purchase are subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, car manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition and mileage requirements. We use this specified price or guaranteed depreciation rate to calculate our asset-backed financing capacity. If any manufacturer of our cars fails to fulfill its repurchase or guaranteed depreciation obligations, due to bankruptcy or otherwise, our asset-backed financing capacity could be decreased, or we may be required to materially increase the credit enhancement levels relating to the financing of the fleet vehicles provided by such bankrupt manufacturer under certain of our Fleet Financing Facilities. For a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed financing, see "Item 1A—Risk Factors" in our Annual Report.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleet. The amount of financing available to us pursuant to these programs depends on a number of factors, many of which are outside our control. For further information concerning our asset-backed financing programs, see Note 3 to the Notes to our audited annual consolidated financial statements included in our Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see "Item 1A—Risk Factors" in our Annual Report.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

In the event of a bankruptcy of a car manufacturer, our liquidity would be impacted by several factors including reductions in fleet residual values, as discussed above, and the risk that we would be unable to collect outstanding receivables due to us from such bankrupt manufacturer. In addition, the program cars manufactured by any such company would need to be removed from our fleet or re-designated as non-program vehicles, which would require us to furnish additional collateral enhancement associated with these program vehicles. For a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed financing, see "Item 1A—Risk Factors" in our Annual Report.

We have a significant amount of debt that will mature over the next several years. The aggregate amounts of maturities of debt for each of the twelve-month periods ending March 31 (in millions of dollars) are as follows: 2011, $4,727.5 (including $1,927.4 of other short-term borrowings); 2012, $4.3; 2013, $2,032.2; 2014, $2,035.6; 2015, $1,196.0; after 2015, $546.3. For a discussion of maturities, see Note 3 to the Notes to our audited annual consolidated financial statements included in our Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." The $1,927.4 million of short-term borrowings included in the 2011 maturity are revolving in nature and do not expire in 2011. As a result of our successful refinancing efforts in 2009 and the strategic cost reduction actions taken in the past as well as those planned for the remainder of 2010, we believe that we will remain in compliance with our debt covenants and that cash generated from operations, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next twelve months. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

For further information on our indebtedness, see Note 8 to the Notes to our condensed consolidated financial statements included in this Report.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of March 31, 2010, we were in compliance with all of these financial covenants.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

As of March 31, 2010, we had an aggregate principal amount outstanding of $1,355.1 million pursuant to our Senior Term Facility and no amounts outstanding in our Senior ABL Facility. As of March 31, 2010, Hertz was required under the Senior Term Facility to have a consolidated leverage ratio of not more than 4.75:1 and a consolidated interest expense coverage ratio of not less than 2.25:1. In addition, under our Senior ABL Facility, if there was less than $200.0 million of available borrowing capacity under that facility as of March 31, 2010, Hertz was required to have a consolidated leverage ratio of not more than 4.75:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the quarter then ended. Under the Senior Term Facility, as of March 31, 2010, we had a consolidated leverage ratio of 3.71:1 and a consolidated interest expense coverage ratio of 3.29:1. Since we had maintained sufficient borrowing capacity under our Senior ABL Facility as of March 31, 2010, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." In addition to the borrowings under our senior credit facilities, we have a significant amount of additional debt outstanding. For a discussion of the risks associated with our significant leverage, see "Item 1A—Risk Factors" in our Annual Report.

Credit Facilities

As of March 31, 2010, the following credit facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior Term Facility	$—	$—
Senior ABL Facility	1,636.1	866.1

Total Corporate Debt	1,636.1	866.1

Fleet Debt
U.S. Fleet Debt	1,663.1	28.0
International Fleet Debt	899.6	101.6
International ABS Fleet Financing Facility	674.1	88.8
Fleet Financing Facility	—	—
Brazilian Fleet Financing Facility	6.3	—
Canadian Fleet Financing Facility	124.0	38.8
Belgian Fleet Financing Facility	—	—
Capitalized Leases	107.0	—

Total Fleet Debt	3,474.1	257.2

Total	$5,110.2	$1,123.3

As of March 31, 2010, the Senior Term Facility had approximately $4.1 million available under the letter of credit facility and the Senior ABL Facility had $96.1 million available under the letter of credit facility sublimit.

Our liquidity as of March 31, 2010 was $5,140.9 million, which consisted of $800.7 million of cash and cash equivalents, $866.1 million of unused commitments under our Senior ABL Facility and $3,474.1 million of unused commitments under our Fleet Financing Facilities. Taking into consideration the borrowing base limitations in our Senior ABL Facility and in our Fleet Debt, the amount that we had

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

available for immediate use as of March 31, 2010 under our Senior ABL Facility was $866.1 million and we had $257.2 million of over-enhancement that was available under our Fleet Debt. Accordingly, as of March 31, 2010 we had $1,924.0 million ($800.7 million in cash and cash equivalents, $866.1 million available under our Senior ABL Facility and $257.2 million available under our various Fleet Debt facilities) in liquidity that was available for our immediate use. Future availability of borrowings under these facilities will depend on borrowing base requirements and other factors, many of which are outside our control. See "Item 1A—Risk Factors" in our Annual Report.

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of our lenders under our various credit facilities. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under our various credit facilities. None of these assets would be available to satisfy the claims of our general creditors, if we failed to perform our obligations to such creditors.

Some of these special purpose entities are consolidated variable interest entities whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of March 31, 2010 and December 31, 2009, our International Fleet Funding and Hertz Fleet Limited variable interest entities had total assets primarily comprised of revenue earning equipment of $396.6 million and $367.6 million, respectively, and total liabilities primarily comprised of debt of $691.7 million and $710.3 million, respectively. For further information on the terms of our International Fleet Debt, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Capital Expenditures

The following tables set forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds received on a cash basis consistent with our revised consolidated statements of cash flows for the first quarter of 2010 and 2009 (in millions of dollars).

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2010
First Quarter	$2,214.5	$(1,589.9)	$624.6	$51.3	$(6.7)	$44.6

2009
First Quarter	$1,399.6	$(2,026.1)	$(626.5)	$26.7	$(5.2)	$21.5

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Revenue earning equipment expenditures
Car rental	$2,181.8	$1,371.6	$810.2	59.1%
Equipment rental	32.7	28.0	4.7	16.8%

Total	$2,214.5	$1,399.6	$814.9	58.2%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Property and equipment expenditures
Car rental	$44.4	$21.8	$22.6	103.7%
Equipment rental	3.3	3.7	(0.4)	(10.8)%
Other	3.6	1.2	2.4	200.0%

Total	$51.3	$26.7	$24.6	92.1%

The increase in our car rental operations revenue earning equipment expenditures was primarily due to higher rental volumes during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, which required us to increase our fleet levels. The increase in our equipment rental operations revenue earning equipment expenditures was primarily due to our efforts to meet current year's goal in updating aged fleet during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

The increase in car rental property and equipment expenditures are due to increased spending in response to an increase in demand. The level of expenditures in our equipment rental operations remained relatively the same.

Off-Balance Sheet Commitments

As of March 31, 2010 and December 31, 2009, the following guarantees (including indemnification commitments) were issued and outstanding:

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of March 31, 2010 and December 31, 2009, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in "Accrued liabilities" were $1.8 million and $2.0 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Risk Management

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see "Item 1—Business—Risk Management" in our Annual Report.

Market Risks

We are exposed to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and fluctuations in gasoline prices. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. For more information on these exposures, see Note 12 to the Notes to our audited annual consolidated financial statements included in our Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Interest Rate Risk

From time to time, we may enter into interest rate swap agreements and/or interest rate cap agreements to manage interest rate risk. See Notes 8 and 14 to the Notes to our condensed consolidated financial statements included in this Report and Notes 3 and 12 to the Notes to our audited annual consolidated financial statements included in our Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

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

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of March 31, 2010, our net income would decrease by an estimated $23.9 million over a twelve-month period.

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

See Note 14 to the Notes to our condensed consolidated financial statements included in this Report.

Other Risks

We purchase unleaded gasoline and diesel fuel at prevailing market rates. In January 2009, we began a program to manage our exposure to changes in prices through the use of derivative commodity instruments. See Note 14 to the Notes to our condensed consolidated financial statements included in this Report.

Inflation

The increased cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs and gasoline. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Income Taxes

In January 2006, we implemented a LKE Program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes for fiscal 2007, 2008 and 2009. A LKE Program for HERC has been in place for several years. The program allows tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. For strategic purposes, such as cash management and fleet reduction, we have triggered some taxable gains in the program. The bankruptcy filing of an OEM also resulted in minimal gain recognition. We had sufficient net operating losses to fully offset the taxable gains recognized. We cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the programs will remain in its current form. An extended reduction in purchases or downsizing of our car rental fleet could result in reduced deferrals in the future, which in turn could require us to make material cash payments for federal and state income tax liabilities. Our inability to obtain replacement financing as our fleet financing facilities mature would likely result in an extended reduction in purchases or downsizing of the fleet. However, we believe the likelihood of making material cash payments in the near future is low because of our significant net operating losses. For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see "Item 1A—Risk Factors" in our Annual Report.

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

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 4 of the Notes to our audited annual consolidated financial statements included in our Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." Based on present assumptions, our 2010 worldwide pre-tax pension expense is expected to be approximately $39.1 million, which would represent an increase of $3.2 million from 2009. The anticipated increase in expense compared to 2009 is primarily due to the lower discount rates. We expect to contribute up to $65 million to our U.S. pension plan in the full year of 2010. These contributions are necessary primarily because of the significant decline in asset values.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to the Notes to our condensed consolidated financial statements included in this Report.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

There is no material change in the information reported under "Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk," contained in our Annual Report for the fiscal year ended December 31, 2009. See "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks," included in this Report.

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 10 to the Notes to our annual audited consolidated financial statements included in our Annual Report.

The following recent developments pertaining to legal proceedings described in our Annual Report are furnished on a supplemental basis:

In March 2010, in Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company, the court ruled on the cross motions for summary judgment holding that Hertz violated the since amended Nevada "bundled pricing" statute by separately disclosing and charging airport concession fee recoveries. However, the court also found that Hertz's full disclosure of the estimated total price of the airport rentals was not deceptive within the meaning of Nevada's Deceptive Trade Practices Act. Some additional discovery will now be taken and additional motions are expected to be filed by both sides in the coming months.

Aside from the above mentioned, there were no material changes in the legal proceedings described in our Annual Report and we are not otherwise required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K.

ITEM 1A.    RISK FACTORS

There is no material change in the information reported under "Item 1A—Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 with the exception of the following.

If we are unable to complete our contemplated acquisition of Dollar Thrifty Automotive Group, our expected financial results could be adversely affected.

On April 26, 2010, we announced that we entered into a definitive merger agreement under which we will acquire Dollar Thrifty Automotive Group, or "Dollar Thrifty," in a cash and stock transaction valued on that date at $41 per share, or a total of $1.27 billion. Consummation of the merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and the approval of Dollar Thrifty's shareholders. If any condition to the merger is not satisfied or waived, the merger will not be completed. We and Dollar Thrifty also may terminate the merger agreement under certain circumstances. As explained elsewhere in this Report, the Avis Budget Group, Inc. recently sent a letter to the Dollar Thrifty Board of Directors making certain requests for the stated purpose of formulating a competing offer. Any or all of the preceding could jeopardize our ability to consummate the merger on the already negotiated terms. To the extent the transaction is not completed for any reason, we would have devoted substantial resources and management attention to the transaction without realizing the accompanying benefits expected by our management, and our stock price, financial condition and results of operations may be adversely affected.

While we anticipate that we have sufficient liquidity to consummate the acquisition of Dollar Thrifty without raising additional funds, it is likely that we will incur additional financing either before or after the acquisition to replenish our liquidity levels. There can be no assurance that we will be able to raise the necessary financing on acceptable terms, if at all. If we are unable to generate additional liquidity when needed or on acceptable terms, we may be in breach of the financial covenants contained in certain of our debt instruments and credit facilities.

ITEM 1A.    RISK FACTORS (Continued)

Even if the Dollar Thrifty acquisition is consummated, we may fail to realize all of the anticipated benefits of the acquisition.

We agreed to acquire Dollar Thrifty because we believe that the merger will be beneficial to us and our stockholders. To realize these anticipated benefits, after the completion of the merger, we expect to achieve significant cost savings as we integrate our respective businesses. However, there is no assurance that if the Dollar Thrifty acquisition is consummated, we will be able to integrate the operations of Dollar Thrifty without encountering unexpected difficulties, including unanticipated costs, difficulty in retaining customers, challenges associated with information technology integration, and failure to retain key employees. We may also incur substantial delays or costs in connection with the completion of the acquisition, including with respect to any legal proceedings instituted against us or Dollar Thrifty as a result of the acquisition. As explained elsewhere in this Report, at least one class action lawsuit has been filed seeking to block consummation of the merger. Additionally, as a condition to their approval of the merger, regulatory agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company's business. Any or all of the preceding could jeopardize our ability to obtain the anticipated benefits of the merger, which could have a material adverse effect on our stock price, financial condition and results of operations.

ITEM 6.    EXHIBITS

(a)
Exhibits:

Exhibit Number	Description
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 5, 2010, relating to Financial Information
31.1–31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1–32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

Note:	Certain instruments with respect to various additional obligations, which could be considered as long-term debt, have not been filed as exhibits to this Report because the total amount of securities authorized under any such instrument does not exceed 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2010	HERTZ GLOBAL HOLDINGS, INC. (Registrant)
	By:	/s/ ELYSE DOUGLAS
Elyse Douglas
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 5, 2010, relating to Financial Information
31.1–31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1–32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

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