Form 10-K
period 2010-12-31
HERTZ GLOBAL HOLDINGS INC
filed 2011-02-25
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date was $1,818,131,741.

As of February 22, 2011, 413,616,166 shares of the registrant's common stock were outstanding.

Documents incorporated by reference:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders scheduled for May 26, 2011 are incorporated by reference into Part III.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

INTRODUCTORY NOTE

Unless the context otherwise requires, in this Annual Report on Form 10-K, or "Annual Report," (i) "Hertz Holdings" means Hertz Global Holdings, Inc., our top-level holding company, (ii) "Hertz" means The Hertz Corporation, our primary operating company and a direct wholly-owned subsidiary of Hertz Investors, Inc., which is wholly-owned by Hertz Holdings, (iii) "we," "us" and "our" mean Hertz Holdings and its consolidated subsidiaries, including Hertz, (iv) "HERC" means Hertz Equipment Rental Corporation, Hertz's wholly-owned equipment rental subsidiary, together with our various other wholly-owned international subsidiaries that conduct our industrial, construction and material handling equipment rental business, (v) "cars" means cars, crossovers and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles), (vi) "program cars" means cars purchased by car rental companies under repurchase or guaranteed depreciation programs with car manufacturers, (vii) "non-program cars" mean cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk and (viii) "equipment" means industrial, construction and material handling equipment.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained or incorporated by reference in this Annual Report and in reports we subsequently file with the United States Securities and Exchange Commission, or the "SEC," on Forms 10-K, 10-Q and file or furnish on Form 8-K, and in related comments by our management, include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K. Some important factors that could affect our actual results include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under "Risk Factors" set forth in Item 1A of this Annual Report, and the following, which were derived in part from the risks set forth in Item 1A of this Annual Report:

  •
  levels of travel demand, particularly with respect to airline passenger traffic in the United States and in global markets;

  •
  significant changes in the competitive environment, including as a result of industry consolidation, and the effect of competition in our markets, including on our pricing policies or use of incentives;

  •
  occurrences that disrupt rental activity during our peak periods;

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

  •
  any impact on us from the actions of our licensees, franchisees, dealers and independent contractors;

  •
  our ability to maintain profitability during adverse economic cycles and unfavorable external events (including war, terrorist acts, natural disasters and epidemic disease);

  •
  shortages of fuel and increases or volatility in fuel costs;

  •
  our ability to successfully integrate future acquisitions and complete future dispositions;

  •
  our ability to maintain favorable brand recognition;

  •
  costs and risks associated with litigation;

  •
  risks related to our indebtedness, including our substantial amount of debt, our ability to incur substantially more debt and increases in interest rates or in our borrowing margins;

  •
  our ability to meet the financial and other covenants contained in our Senior Credit Facilities, our outstanding unsecured Senior Notes and certain asset-backed and asset-based arrangements;

  •
  changes in accounting principles, or their application or interpretation, and our ability to make accurate estimates and the assumptions underlying the estimates, which could have an effect on earnings;

  •
  changes in the existing, or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect our operations, the cost thereof or applicable tax rates;

  •
  changes to our senior management team;

  •
  the effect of tangible and intangible asset impairment charges;

  •
  the impact of our derivative instruments, which can be affected by fluctuations in interest rates and commodity prices;

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

PART I

ITEM 1.    BUSINESS

Our Company

We own what we believe is the largest worldwide airport general use car rental brand, operating from approximately 8,500 locations in 146 countries as of December 31, 2010. Our Hertz brand name is one of the most recognized in the world, signifying leadership in quality rental services and products. Hertz operates both corporate and licensee locations in cities and airports in North America, Europe, Latin America, Australia, Asia and New Zealand. In addition, we have licensee locations in cities and airports in Africa and the Middle East. We are the only car rental company that has an extensive network of company-operated rental locations both in the United States and in all major European markets. We believe that we maintain the leading airport car rental brand market share, by overall reported revenues, in the United States and at the 83 major airports in Europe where we have company-operated locations and where data regarding car rental concessionaire activity is available. We believe that we also maintain the second largest market share, by revenues, in the off-airport car rental market in the United States. In our equipment rental business segment, we rent equipment through approximately 320 branches in the United States, Canada, France, Spain, Italy and China, as well as through our international licensees. We and our predecessors have been in the car rental business since 1918 and in the equipment rental business since 1965. We have a diversified revenue base and a highly variable cost structure and are able to dynamically manage fleet capacity, the most significant determinant of our costs. Our revenues have grown at a compound annual growth rate of 4.7% over the last 20 years, with year-over-year growth in 16 of those 20 years.

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

On December 21, 2005, investment funds associated with or designated by:

  •
  Clayton, Dubilier & Rice, Inc., or "CD&R,"

  •
  The Carlyle Group, or "Carlyle," and

  •
  BAML Capital Partners, or "BAMLCP" (formerly known as Merrill Lynch Global Private Equity),

or collectively the "Sponsors," acquired all of Hertz's common stock from Ford Holdings LLC. We refer to the acquisition of all of Hertz's common stock by the Sponsors as the "Acquisition." Following our initial public offering in November 2006 and subsequent offerings in June 2007, May 2009 and June 2009, the Sponsors currently own approximately 51% of the common stock of Hertz Holdings.

In January 2009, Bank of America Corporation, or "Bank of America," acquired Merrill Lynch & Co., Inc., the parent company of BAMLCP. Accordingly, Bank of America is now an indirect beneficial owner of our common stock held by BAMLCP and certain of its affiliates.

Our Markets

We operate in the global car rental industry and in the equipment rental industry.

ITEM 1.    BUSINESS (Continued)

Worldwide Car Rental

We believe that the global car rental industry exceeds $35 billion in annual revenues. According to Auto Rental News, car rental revenues in the United States are estimated to be approximately $20 billion for 2010 and grew in 2010 by 2.5%. We believe car rental revenues in Europe account for approximately $15 billion in annual revenues, with the airport portion of the industry comprising approximately 40% of the total. Within Europe, the largest markets are France, Germany, Italy, the United Kingdom and Spain. We believe total rental revenues for the car rental industry in Europe in 2010 were approximately $11.8 billion in nine countries—France, Germany, Italy, the United Kingdom, Spain, The Netherlands, Switzerland, Belgium and Luxembourg—where we have company-operated rental locations and approximately $2.6 billion in eight other countries—Greece, Ireland, Portugal, Sweden, Norway, Denmark, Austria and Finland—where our brand is present through our licensees.

We estimate that rentals by airline travelers at or near airports, or "airport rentals," accounted for approximately one-half of the total market in the United States in 2010. This portion of the market is significantly influenced by developments in the travel industry and particularly in airline passenger traffic, or "enplanements." We believe domestic enplanements increased in 2010 by approximately 0.4% and are expected to increase by 1.8% in 2011. The International Air Transport Association, or "IATA," projected in December 2010 that annual global enplanements would increase 5.2% in 2011.

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

Worldwide Equipment Rental

We estimate the size of the U.S. equipment rental industry, which is highly fragmented with few national competitors and many regional and local operators, declined to approximately $28 billion in annual revenues for 2010 from approximately $29 billion in 2009, but the part of the rental industry dealing with equipment of the type HERC rents is somewhat smaller than that. We believe that the industry grew at a 1.7% compound annual growth rate between 2000 and 2010. Other market data indicates that the equipment rental industries in France, Spain, Italy and China generate approximately $4.5 billion, $2.5 billion, $2.1 billion and $5.1 billion in annual revenues, respectively, although the portions of those markets in which HERC competes are smaller.

The equipment rental industry serves a broad range of customers from small local contractors to large industrial national accounts and encompasses a wide range of rental equipment from small tools to heavy earthmoving equipment. We believe U.S. non-residential construction spending decreased at an annual rate of 10% in 2010 but is projected to increase at an annual rate of 4% in 2011. We also believe that rental equipment accounted for approximately 40% of all equipment sold into the U.S. construction industry in 2010, up from approximately 5% in 1993. In addition, we believe that the trend toward rental instead of ownership of equipment in the U.S. construction industry will continue and that as much as 50% of the equipment used in the industry could be rental equipment by 2014.

Our Business Segments

Our business consists of two reportable segments, car rental and equipment rental. General corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities, such as third-party claim management services are included as "other reconciling items."

ITEM 1.    BUSINESS (Continued)

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

Equipment Rental: We believe, based on an article in Rental Equipment Register published in May 2010, that HERC is one of the largest equipment rental companies in the United States and Canada combined. HERC rents a broad range of earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, generators, pumps, small tools, compaction equipment and construction-related trucks. HERC also derives revenues from the sale of new equipment and consumables.

Set forth below are charts showing revenues by reportable segment, and revenues by geographic area, both for the year ended December 31, 2010 and revenue earning equipment at net book value as of December 31, 2010 (the majority of our international operations are in Europe).

Revenues by Segment for Year Ended December 31, 2010(1) $7.6 billion

Revenues by Geographic Area for Year Ended December 31, 2010 $7.6 billion	Revenue Earning Equipment at net book value as of December 31, 2010 $8.9 billion

(1)
Car rental segment revenue includes fees and certain cost reimbursements from licensees. See Note 10 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

ITEM 1.    BUSINESS (Continued)

For further information on our business segments, including financial information for the years ended December 31, 2010, 2009 and 2008, see Note 10 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

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

Our international car rental operations have company-operated locations in France, Germany, Italy, Australia, the United Kingdom, Spain, Canada, Brazil, The Netherlands, Switzerland, New Zealand, Belgium, Puerto Rico, China, the Czech Republic, the Slovak Republic, Luxembourg and the U.S. Virgin Islands.

As of December 31, 2010, we had 2,360 staffed rental locations in the United States, of which approximately one-fifth were airport locations and four-fifths were off-airport locations, and we regularly rent cars from approximately 1,340 other locations that are not staffed. As of December 31, 2010, we had approximately 1,120 staffed rental locations internationally, of which approximately one-fifth were airport locations and four-fifths were off-airport locations, and we regularly rent cars from approximately 120 other locations that are not staffed. We believe that our extensive U.S. and international network of company-operated locations contributes to the consistency of our service, cost control, fleet utilization, yield management, competitive pricing and ability to offer one-way rentals.

In order to operate airport rental locations, we have obtained concessions or similar leasing, licensing or permitting agreements or arrangements, or "concessions," granting us the right to conduct a car rental business at all major, and many other airports in each country where we have company-operated rental locations, except for airports where our licensees operate rental locations. Our concessions were obtained from the airports' operators, which are typically governmental bodies or authorities, following either negotiation or bidding for the right to operate a car rental business there. The terms of an airport concession typically require us to pay the airport's operator concession fees based upon a specified percentage of the revenues we generate at the airport, subject to a minimum annual guarantee. Under most concessions, we must also pay fixed rent for terminal counters or other leased properties and facilities. Most concessions are for a fixed length of time, while others create operating rights and payment obligations that are terminable at any time.

ITEM 1.    BUSINESS (Continued)

The terms of our concessions typically do not forbid us from seeking, and in a few instances actually require us to seek, reimbursement from customers of concession fees we pay; however, in certain jurisdictions the law limits or forbids our doing so. Where we are required or permitted to seek such reimbursement, it is our general practice to do so. The number of car rental concessions available at airports varies considerably, but, except at small, regional airports, it is rarely less than four. Certain of our concession agreements require the consent of the airport's operator in connection with material changes in our ownership. See "Item 1A—Risk Factors" in this Annual Report.

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

In late 2008, we introduced Connect by Hertz, a new global car-sharing service, which rents cars by the hour, at various locations in the U.S., Canada and Europe. In April 2009, we completed the acquisition of Eileo, S.A.S., or "Eileo," a Paris, France-based developer of car sharing technology. Eileo's end-to-end solutions are utilized by Connect by Hertz. Connect by Hertz allows customers to sign up for the service and start renting cars by the hour. Customers pay an annual or monthly membership fee, pick up cars in locations scattered around a city, at a university or a corporate campus without checking in at a Hertz rental office, and then pay an hourly car-rental fee. Connect by Hertz fees include fuel, insurance, 24/7 roadside assistance, in-car customer service and 180 miles per day.

In April 2009, we completed the acquisition of certain assets of Advantage Rent A Car, or "Advantage." Advantage is a popular brand for price-oriented customers at key U.S. leisure travel destinations. The purchase agreement provided us with the rights to purchase certain rights, trademarks and copyrights to use the Advantage brand name, website and phone numbers. In addition, the agreement provides us with the option to have assigned to us certain leases, fixed assets, airport concession agreements and other agreements associated with approximately 20 locations that Advantage is or previously was operating. As of December 31, 2010, we had 46 corporate Advantage brand rental locations in the United States and Europe and 14 affiliates in Latin America and the Carribean.

During the fourth quarter of 2010, we completed the acquisition of Flexicar, a leading Australian car sharing company.

Beginning in December 2010, we made the next generation of electric vehicles available to the general public through our Connect by Hertz car sharing operation. We plan to add additional electric vehicles to our fleet over the coming months making electric vehicles available at locations in Manhattan, Washington D.C. and San Francisco and we plan further deployment of electric vehicles and plug-in hybrid electric vehicles in both the U.S. and other countries throughout 2011.

Based on the latest available data, in the United States, the Hertz brand had the highest market share, by revenues, in 2009 and in the first nine months of 2010 at approximately 200 of the largest airports where we have company-operated locations. Out of the approximately 170 major European airports at which we have company-operated rental locations, data regarding car rental concessionaire activity for the

ITEM 1.    BUSINESS (Continued)

year ended December 31, 2010 was available at 83 of these airports. Based upon this data, we believe that we were the largest airport car rental company, measured by aggregate airport rental revenues during that period, at those 83 airports taken together. In the United States, we intend to maintain or expand our market share in the airport rental business. For a further description of our competitors, market share and competitive position see "—Competition" below.

At our major airport rental locations, as well as at some smaller airport and off-airport locations, customers participating in our Hertz #1 Club Gold program are able to rent vehicles in an expedited manner. In the United States, participants in our Hertz #1 Club Gold program often bypass the rental counter entirely and proceed directly to their vehicles upon arrival at our facility. For the year ended December 31, 2010, rentals by Hertz #1 Club Gold members accounted for approximately 37% of our worldwide rental transactions. We believe the Hertz #1 Club Gold program provides a significant competitive advantage to us, particularly among frequent travelers, and we have, through travel industry relationships, targeted such travelers for participation in the program.

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

We believe that the off-airport portion of the car rental market offers opportunities for us on several levels. First, presence in the off-airport market can provide customers a more convenient and geographically extensive network of rental locations, thereby creating revenue opportunities from replacement renters, non-airline travel renters and airline travelers with local rental needs. Second, it can give us a more balanced revenue mix by reducing our reliance on airport travel and therefore limiting our exposure to external events that may disrupt airline travel trends. Third, it can produce higher fleet utilization as a result of the longer average rental periods associated with off-airport business, compared to those of airport rentals. Fourth, replacement rental volume is far less seasonal than that of other business and leisure rentals, which permits efficiencies in both fleet and labor planning. Finally, cross-selling opportunities exist for us to promote off-airport rentals among frequent airport Hertz #1 Club Gold program renters and, conversely, to promote airport rentals to off-airport renters. In view of those benefits, along with our belief that our market share for off-airport rentals is generally smaller than our market share for airport rentals, we intend to seek profitable growth in the off-airport rental market, both in the United States and internationally.

ITEM 1.    BUSINESS (Continued)

Since January 1, 2008, we increased the number of our off-airport rental locations in the United States by approximately 22% to approximately 1,930 locations. Our strategy includes selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. We anticipate that same-store sales growth will be driven by our traditional leisure and business traveler customers and by increasing penetration of the insurance replacement market, of which we currently have a low market share. In the United States during the year ended December 31, 2010, approximately one-third of our rental revenues at off-airport locations were related to replacement rentals. We believe that if we successfully pursue our strategy of profitable off-airport growth, the proportion of replacement rental revenues will increase. As we move forward, our determination of whether to continue to expand our U.S. off-airport network will be based upon a combination of factors, including, commercial activity and potential profitability as well as the concentration of target insurance company policyholders, car dealerships and auto body shops. We also intend to increase the number of our staffed off-airport rental locations internationally based on similar criteria.

Our worldwide car rental segment generated $6,486.2 million in revenues during the year ended December 31, 2010.

Customers and Business Mix

We categorize our car rental business based on two primary criteria—the purpose for which customers rent from us (business or leisure) and the type of location from which they rent (airport or off-airport). The table below sets forth, for the year ended December 31, 2010, the percentages of rental revenues and rental transactions in our U.S. and international operations derived from business and leisure rentals and from airport and off-airport rentals.

	Year ended December 31, 2010
	U.S.		International
	Revenues	Transactions	Revenues	Transactions
Type of Car Rental
By Customer:
Business	46%	51%	51%	54%
Leisure	54	49	49	46

	100%	100%	100%	100%

By Location:
Airport	72%	75%	54%	58%
Off-airport	28	25	46	42

	100%	100%	100%	100%

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

ITEM 1.    BUSINESS (Continued)

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

Off-airport rentals typically involve people wishing to rent cars closer to home for business or leisure purposes, as well as those needing to travel to or from airports. This category also includes people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies because their cars have been damaged. In order to attract these renters, we must establish agreements with the referring insurers establishing the relevant rental terms, including the arrangements made for billing and payment. While we estimate our share of the insurance replacement rental market was approximately 10% of the estimated insurance rental revenue volume for the year ended December 31, 2010, we have identified 204 insurance companies, ranging from local or regional carriers to large, national companies, as our target insurance replacement market. As of December 31, 2010, we were a preferred or recognized supplier of 188 of these 204 insurance companies.

We conduct active sales and marketing programs to attract and retain customers. Our commercial and travel industry sales force calls on companies and other organizations whose employees and associates need to rent cars for business purposes. In addition, our sales force works with membership associations, tour operators, travel companies and other groups whose members, participants and customers rent cars for either business or leisure purposes. A specialized sales force calls on companies with replacement rental needs, including insurance and leasing companies and car dealers. We also advertise our car rental offerings through a variety of traditional media channels, such as television and newspapers, direct mail and the Internet. In addition to advertising, we also conduct a variety of other forms of marketing and promotion, including travel industry business partnerships and press and public relations activities.

In almost all cases, when we rent a car, we rent it directly to an individual who is identified in a written rental agreement that we prepare. Except when we are accommodating someone who cannot drive, the individual to whom we rent a car is required to have a valid driver's license and meet other rental criteria (including minimum age and creditworthiness requirements) that vary on the basis of location and type of rental. Our rental agreements permit only licensed individuals renting the car, people signing additional authorized operator forms and certain defined categories of other individuals (such as fellow employees, parking attendants and in some cases spouses or domestic partners) to operate the car.

With rare exceptions, individuals renting cars from us are personally obligated to pay all amounts due under their rental agreements. They typically pay us with a charge, credit or debit card issued by a third party, although certain customers use a Hertz charge account that we have established for them, usually as part of an agreement between us and their employer. For the year ended December 31, 2010, all amounts charged to Hertz charge accounts established in the United States and by our international subsidiaries, were billed directly to a company or other organization or were guaranteed by a company. We also issue rental vouchers and certificates that may be used to pay rental charges, mostly for prepaid

ITEM 1.    BUSINESS (Continued)

and tour-related rentals. In addition, where the law requires us to do so, we rent cars on a cash basis. For the year ended December 31, 2010, no customer accounted for more than 1.5% of our car rental revenues.

In the United States for the year ended December 31, 2010, 84% of our car rental revenues came from customers who paid us with third-party charge, credit or debit cards, while 8% came from customers using Hertz charge accounts or direct billing, 7% came from customers using rental vouchers or another method of payment and 1% came from cash transactions. In our international operations for the year ended December 31, 2010, 52% of our car rental revenues came from customers who paid us with third-party charge, credit or debit cards, while 27% came from customers using Hertz charge accounts, 20% came from customers using rental vouchers or another method of payment and 1% came from cash transactions. For the year ended December 31, 2010, bad debt expense represented 0.2% of car rental revenues for our U.S. operations and 0.3% of car rental revenues for our international operations.

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

For the year ended December 31, 2010, approximately 32% of the worldwide reservations we accepted came through travel agents using GDSs, while 30% came through our websites, 22% through phone calls to our reservations center, 11% through third-party websites and 5% through local booking sources.

Fleet

We believe we are one of the largest private sector purchasers of new cars in the world. During the year ended December 31, 2010, we operated a peak rental fleet in the United States of approximately 321,300 cars and a combined peak rental fleet in our international operations of approximately 170,800 cars, and in each case exclusive of our licensees' fleet. During the year ended December 31, 2010, our approximate average holding period for a rental car was thirteen months in the United States and fourteen months in our international operations.

Under our repurchase programs, the manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during established repurchase or auction periods, subject to, among other things, certain car condition, mileage and holding period requirements. Repurchase prices under repurchase programs are based on either a predetermined percentage of original car cost and the month in which the car is returned or the original capitalized cost less a set daily depreciation amount. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the cars covered by the programs upon sale according to certain parameters which include the holding period, mileage and condition of the cars. These repurchase and guaranteed depreciation programs limit our residual risk with respect to cars purchased under the programs and allow us to determine

ITEM 1.    BUSINESS (Continued)

depreciation expense in advance, however, typically the acquisition cost is higher for these program cars.

Program cars as a percentage of all cars purchased by our U.S., International and worldwide operations were as follows:

	Years ended December 31,
	2010	2009	2008	2007	2006
U.S.	54%	48%	55%	42%	61%
International	56%	57%	59%	65%	71%
Worldwide	55%	51%	57%	50%	64%

We have purchased a significant percentage of our car rental fleet from General Motors Corporation and its successor, General Motors Company, together "General Motors." During the year ended December 31, 2010, approximately 34% of the cars acquired by our U.S. car rental fleet, and approximately 16% of the cars acquired by us for our international fleet, were manufactured by General Motors. We have also increased the percentage of our car rental fleet purchased from Toyota Motor Corporation, or "Toyota." During the year ended December 31, 2010, approximately 17% of the cars acquired by our U.S. car rental fleet, and approximately 4% of the cars acquired by us for our international fleet, were manufactured by Toyota. During the year ended December 31, 2010, approximately 10% of the cars acquired by us domestically were manufactured by Ford and its subsidiaries and approximately 24% of the cars acquired by us for our international fleet were manufactured by Ford and its subsidiaries.

Purchases of cars are financed through cash from operations and by active and ongoing global borrowing programs. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," in this Annual Report.

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

During 2009, we launched Rent2Buy, an innovative program designed to sell used rental cars. The program was operating in 28 states as of December 31, 2010. Customers have an opportunity for a three-day test rental of a competitively priced car from our rental fleet. If the customer purchases the car, he or she is credited with up to three days of rental charges, and the purchase transaction is completed through the internet and by mail in those states where permitted.

During the year ended December 31, 2010, of the cars that were not repurchased by manufacturers, we sold approximately 75% at auction, 11% through dealer direct, 8% through our Rent2Buy program or at retail locations and approximately 6% through other channels.

ITEM 1.    BUSINESS (Continued)

Licensees

We believe that our extensive worldwide ownership of car rental operations contributes to the consistency of our high-quality service, cost control, fleet utilization, yield management, competitive pricing and our ability to offer one-way rentals. However, in certain U.S. and international markets, we have found it more efficient to utilize independent licensees, which rent cars that they own. Our licensees operate locations in over 140 countries, including most of the countries where we have company-operated locations. See "Item 1A—Risk Factors" in this Annual Report.

We believe that our licensee arrangements are important to our business because they enable us to offer expanded national and international service and a broader one-way rental program. Licenses are issued principally by our wholly-owned subsidiaries, under franchise arrangements to independent licensees and affiliates who are engaged in the car rental business in the United States and in many other countries.

Licensees generally pay fees based on a percentage of their revenues or the number of cars they operate. The operations of all licensees, including the purchase and ownership of vehicles, are financed independently by the licensees, and we do not have any investment interest in the licensees or their fleets. Licensees in the U.S. share in the cost of our U.S. advertising program, reservations system, sales force and certain other services. Our European and other international licensees also share in the cost of our reservations system, sales force and certain other services. In return, licensees are provided the use of the Hertz brand name, management and administrative assistance and training, reservations through our reservations channels, the Hertz #1 Club and #1 Club Gold programs, our "Rent-it-Here/Leave-it-There" one-way rental program and other services. In addition to car rental, certain licensees outside the United States engage in car leasing, chauffeur-driven rentals and renting camper vans under the Hertz name.

U.S. licensees ordinarily are limited as to transferability without our consent and are terminable by us only for cause or after a fixed term. Licensees in the United States may generally terminate for any reason on 90 days' notice. In Europe and certain other international jurisdictions, licensees typically do not have early termination rights. Initial license fees or the price for the sale to a licensee of a company-owned location may be payable over a term of several years. We continue to issue new licenses and, from time to time, purchase licensee businesses.

During the year ended December 31, 2010, we added eight locations by acquiring former licensees of our domestic and international car rental operations. See Note 3 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Competition

In the United States, our principal car rental industry competitors are Avis Budget Group, Inc., or "ABG," which currently operates the Avis and Budget brands, Enterprise Rent-A-Car Company, or "Enterprise," which also operates the National Car Rental and Alamo brands, and Dollar Thrifty Automotive Group, Inc., or "Dollar Thrifty," which operates the Dollar and Thrifty brands. In the United States, the Hertz brand had the highest market share, by revenues, in 2009 and in the first nine months of 2010 at approximately 200 of the largest airports where we have company-operated locations

We have a significant presence in the off-airport market. We believe that we maintain the second largest market share, by revenues, in the off-airport car rental market in the United States. Since January 1, 2008, we increased the number of our off-airport rental locations in the United States by approximately 22% to approximately 1,930 locations. Revenues from our U.S. off-airport operations represented $1,079.5 million, $953.1 million and $975.9 million of our total car rental revenues in the years ended December 31, 2010, 2009 and 2008, respectively. Many smaller companies also operate in the airport and off-airport rental markets.

ITEM 1.    BUSINESS (Continued)

In Europe, in addition to us, the principal pan-European participants in the car rental industry are Avis Europe plc (which is not an affiliate of ABG but is operating under a license from ABG), which operates the Avis and Budget brands, and Europcar. Europcar also operates the National Car Rental and Alamo brands in the United Kingdom and Germany, and through franchises in Spain, Italy and France. In certain European countries, there are also other companies and brands with substantial market shares, including Sixt AG (operating the Sixt brand) and Enterprise (operating the Enterprise brand) in the United Kingdom, Ireland and Germany. In every European country, there are also national, regional or other, smaller companies operating in the airport and off-airport rentals markets. Apart from Enterprise-branded operations, all of which Enterprise owns, the other major car rental brands are present in European car rental markets through a combination of company-operated and franchisee- or licensee-operated locations.

Competition among car rental industry participants is intense and is primarily based on price, vehicle availability, service, reliability, distribution locations and product innovation. We believe, however, that the prominence and service reputation of the Hertz brand and our extensive worldwide ownership of car rental operations provide us with a competitive advantage.

Worldwide Equipment Rental

Operations

We, through HERC, operate an equipment rental business in the United States, Canada, France, Spain, Italy and China. On the basis of total revenues, we believe HERC is one of the largest equipment rental companies in the United States and Canada combined. HERC has operated in the United States since 1965.

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

ITEM 1.    BUSINESS (Continued)

As of December 31, 2008, 2009 and 2010, HERC had branches in the following countries:

	Total	U.S.	Canada	France	Spain	Italy	China
January 1, 2008	376	248	34	84	10	—	—
Net increase (decrease)	(34)	(27)	2	(4)	(6)	—	1
Additions relating to acquisitions	3	1	—	—	2	—	—

December 31, 2008	345	222	36	80	6	—	1
Net increase (decrease)	(24)	(8)	(1)	(14)	(3)	—	2
Additions relating to acquisitions	1	—	—	—	1	—	—

December 31, 2009	322	214	35	66	4	—	3
Net increase (decrease)	(7)	(10)	3	(1)	—	—	1
Additions relating to acquisitions	7	6	—	—	—	1	—

December 31, 2010	322	210	38	65	4	1	4

HERC's rental locations generally are situated in industrial or commercial zones. A growing number of locations have highway or major thoroughfare visibility. The typical location includes a customer service center, an equipment service area and storage facilities for equipment. The branches are built or conform to the specifications of the HERC prototype branch, which stresses efficiency, safety and environmental compliance. Most branches have stand-alone maintenance and fueling facilities and showrooms.

HERC's broad equipment line in the United States and Canada includes more equipment with an acquisition cost of under $10,000 per unit, ranging from air compressors and generators to small tools and accessories, in order to supply customers who are local contractors with a greater proportion of their overall equipment rental needs. As of December 31, 2010, these activities, referred to as "general rental activities," were conducted at approximately 40% of HERC's U.S. and Canadian rental locations. Before it begins to conduct general rental activities at a location, HERC typically renovates the location to make it more appealing to walk-in customers and adds staff and equipment in anticipation of subsequent demand.

In early 2010, Hertz launched Hertz Entertainment Services, a division which provides single-source car and equipment rental solutions to the entertainment and special events industries. Hertz Entertainment Services provides customized vehicle and equipment rental solutions to movie, film and television productions, live sports and entertainment events, and all-occasion special events, such as weddings, conventions, and fairs. Hertz Entertainment Services are tailored to fit the needs of large and small productions alike with competitive pricing and customized, monthly billing. Hertz delivers vehicles and equipment to production locations and a dedicated staff is available 24/7 to address specific client needs. Productions can also rent equipment for use at special events such as lighting, generators and other machinery.

In February 2010, HERC entered into a joint venture with Saudi Arabia based Dayim Holdings Company, Ltd. to set up equipment rental operations in the Kingdom of Saudi Arabia. The new joint venture entity will rent and sell equipment and tools to construction and industrial markets throughout the Kingdom of Saudi Arabia.

Our worldwide equipment rental segment generated $1,070.1 million in revenues during the year ended December 31, 2010.

ITEM 1.    BUSINESS (Continued)

Customers

HERC's customers consist predominantly of commercial accounts and represent a wide variety of industries, such as construction, petrochemical, automobile manufacturing, railroad, power generation and shipbuilding. Serving a number of different industries enables HERC to reduce its dependence on a single or limited number of customers in the same business and somewhat reduces the seasonality of HERC's revenues and its dependence on construction cycles. HERC primarily targets customers in medium to large metropolitan markets. For the year ended December 31, 2010, no customer of HERC accounted for more than 2% of HERC's rental revenues. Of HERC's combined U.S. and Canadian rental revenues for the year ended December 31, 2010, approximately 40% were derived from customers operating in the construction industry (the majority of which were in the non-residential sector) and approximately 30% were derived from customers in the industrial business, while the remaining revenues were derived from rentals to governmental and other types of customers.

Unlike in our car rental business, where we enter into rental agreements with the end-user who will operate the cars being rented, HERC ordinarily enters into a rental agreement with the legal entity—typically a company, governmental body or other organization—seeking to rent HERC's equipment. Moreover, unlike in our car rental business, where our cars are normally picked up and dropped off by customers at our rental locations, HERC delivers much of its rental equipment to its customers' job sites and retrieves the equipment from the job sites when the rentals conclude. HERC extends credit terms to many of its customers to pay for rentals. Thus, for the year ended December 31, 2010, 95% of HERC's revenues came from customers who were invoiced by HERC for rental charges, while 4% came from customers paying with third-party charge, credit or debit cards and 1% came from customers who paid with cash or used another method of payment. For the year ended December 31, 2010, bad debt expense represented 0.4% of HERC's revenues.

Fleet

HERC acquires its equipment from a variety of manufacturers. The equipment is typically new at the time of acquisition and is not subject to any repurchase program. The per-unit acquisition cost of units of rental equipment in HERC's fleet varies from over $200,000 to under $100. As of December 31, 2010, the average per-unit acquisition cost (excluding small equipment purchased for less than $5,000 per unit) for HERC's fleet in the United States was approximately $36,000. As of December 31, 2010, the average age of HERC's rental fleet in the United States was 50 months, 50 months in Canada, 49 months in France, 31 months in Spain, 21 months in Italy and 19 months in China.

HERC disposes of its used equipment through a variety of channels, including private sales to customers and other third parties, sales to wholesalers, brokered sales and auctions.

Licensees

HERC licenses the Hertz name to equipment rental businesses in five countries in Europe. The terms of those licenses are broadly similar to those we grant to our international car rental licensees.

Competition

HERC's competitors in the equipment rental industry range from other large national companies to small regional and local businesses. In each of the six countries where HERC operates, the equipment rental industry is highly fragmented, with large numbers of companies operating on a regional or local scale. The number of industry participants operating on a national scale is, however, much smaller. HERC is one of the principal national-scale industry participants in the U.S., Canada and France. HERC's

ITEM 1.    BUSINESS (Continued)

operations in the United States represented approximately 65% of our worldwide equipment rental revenues during the year ended December 31, 2010. In the United States and Canada, the other top national-scale industry participants are United Rentals, Inc., or "URI," RSC Equipment Rental, Inc., or "RSC," and Sunbelt Rentals. A number of individual Caterpillar dealers also participate in the equipment rental market in the United States, Canada, France, Spain and Italy. In France, the other principal national-scale industry participants are Loxam, Kiloutou and Laho. Aggreko also participates in the power generation rental markets in France, Spain and Italy.

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

Seasonality

Generally, car rental and equipment rental are seasonal businesses, with decreased levels of business in the winter months and heightened activity during spring and summer. To accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, fleet and staff are decreased accordingly. However, certain operating expenses, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and cannot be adjusted for seasonal demand. See "Item 1A—Risk Factors" in this Annual Report. The following tables set forth this seasonal effect by providing quarterly revenues for each of the quarters in the years ended December 31, 2010 and 2009.

ITEM 1.    BUSINESS (Continued)

Employees

As of December 31, 2010, we employed approximately 22,900 persons, consisting of approximately 15,500 persons in our U.S. operations and 7,400 persons in our international operations. International employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Labor contracts covering the terms of employment of approximately 5,800 employees in the United States (including those in the U.S. territories) are presently in effect under approximately 140 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. Labor contracts covering approximately 1,500 of these employees will expire during 2011. We have had no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good. Nonetheless, we may be unable to negotiate new labor contracts on terms advantageous to us, or without labor interruptions.

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

ITEM 1.    BUSINESS (Continued)

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

For our car and equipment rental operations in Europe, we have established a wholly-owned insurance subsidiary, Probus, a direct writer of insurance domiciled in Ireland. In European countries with company-operated locations, we have purchased from Probus the vehicle liability insurance required by law, and Probus reinsured the risks under such insurance with Hertz International RE, a reinsurer organized in Ireland, or "HIRE," and / or HIRE Bermuda Limited, a wholly-owned reinsurance company domiciled in Bermuda. Thus, as with our domestic operations, we bear economic responsibility for vehicle liability in our European car and equipment rental operations, except to the extent that we transfer such liability to others through insurance or contractual arrangements. For our international operations outside of Europe, we maintain some form of vehicle liability insurance coverage with unaffiliated carriers. The nature of such coverage, and our economic responsibility for covered losses, varies considerably. In all cases, though, we believe the amounts and nature of the coverage we obtain is adequate in light of the respective potential hazards.

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

To mitigate these exposures, we maintain excess liability insurance coverage with unaffiliated insurance carriers at an aggregate of $200 million for policy period ended December 21, 2010 and $200 million for the policy period ended December 21, 2011. In the past this policy limit has ranged from $100 million to $235 million for policy periods from December 2004 through December 2009. For our international car rental operations outside of Europe, we also maintain liability insurance coverage with unaffiliated

ITEM 1.    BUSINESS (Continued)

carriers in such amounts as we deem adequate in light of the respective potential hazards, where such insurance is obtainable on commercially reasonable terms.

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

Our offering of LIS and PAI/PEC coverage in our domestic car rental operations is conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance producers. In our international car rental operations, our offering of PAI/PEC coverage historically has not been regulated; however, in the countries of the European Union, the regulatory environment for insurance intermediaries is evolving, and we cannot assure you that we will be able to continue offering PAI/PEC coverage without substantial changes in its offering process or in the terms of the coverage or that such changes, if required, would not render uneconomic our continued offering of the coverage. We do not sell insurance products in Australia.

Provisions on our books for self-insured vehicle liability losses are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2010, this liability was estimated at $278.7 million for our combined domestic and international operations.

ITEM 1.    BUSINESS (Continued)

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

We utilize tanks worldwide, approximately 500 of which, at December 31, 2010, are underground and approximately 1,800 of which are aboveground, to store petroleum products, and we believe our tanks are maintained in material compliance with environmental regulations, including federal and state financial responsibility requirements for corrective action and third-party claims due to releases. Our compliance program for our tanks is intended to ensure that (i) the tanks are properly registered with the

ITEM 1.    BUSINESS (Continued)

state or other jurisdiction in which the tanks are located and (ii) the tanks have been either replaced or upgraded to meet applicable leak detection and spill, overfill and corrosion protection requirements.

We are also incurring and providing for expenses for the investigation and cleanup of contamination from the discharge of petroleum substances at, or emanating from, currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our consolidated financial statements. As of December 31, 2010 and 2009, the aggregate amounts accrued for environmental liabilities reflected in our consolidated balance sheets in "Other accrued liabilities" were $1.6 million and $2.0 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including ongoing maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the nature of the contamination, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

Changes in Regulation

Changes in government regulation of our businesses have the potential to materially alter our business practices, or our profitability. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have not just prospective but also retroactive effect; this is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have either more or less impact on us than on our competitors, depending on the circumstances. Several U.S. State Attorneys General have taken the position that car rental companies either may not pass through to customers, by means of separate charges, expenses such as vehicle licensing and concession fees or may do so only in certain limited circumstances. Recent or potential changes in law or regulation that affect us relate to insurance intermediaries, customer privacy and data security and rate regulation, each as described under "Item 1A—Risk Factors" in this Annual Report.

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

ITEM 1.    BUSINESS (Continued)

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

ITEM 1A.    RISK FACTORS

In addition to the other information in this Annual Report, you should carefully consider each of the following risks and uncertainties. We believe that the following information identifies the material risks and uncertainties affecting our company, but it is possible that other risks and uncertainties might significantly impact us. Risks that we are not aware of could arise, and issues that we now view as minor could become more important. Any of those risks and uncertainties may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Business

Our car rental business, which provides the majority of our revenues, is particularly sensitive to reductions in the levels of airline passenger travel, and reductions in air travel could materially adversely impact our financial condition and results of operations.

The car rental industry is particularly affected by reductions in business and leisure travel, especially with respect to levels of airline passenger traffic. Reductions in levels of air travel, whether caused by general economic conditions, airfare increases (such as due to capacity reductions or increases in fuel costs borne by commercial airlines) or other events (such as work stoppages, military conflicts, terrorist incidents, natural disasters, epidemic diseases, or the response of governments to any of these events) could materially adversely affect us.

We face intense competition that may lead to downward pricing or an inability to increase prices.

The markets in which we operate are highly competitive. We believe that price is one of the primary competitive factors in the car and equipment rental markets and that the Internet has enabled cost-conscious customers, including business travelers, to more easily obtain the lowest rates available from rental companies. If we try to increase our pricing, our competitors, some of whom may have greater resources and better access to capital than us, may seek to compete aggressively on the basis of pricing. In addition, our competitors may reduce prices in order to attempt to gain a competitive advantage or to compensate for declines in rental activity. To the extent we do not match or remain within a reasonable competitive margin of our competitors' pricing, our revenues and results of operations could be materially adversely affected. If competitive pressures lead us to match any of our competitors' downward pricing and we are not able to reduce our operating costs, then our margins and results of operations could be materially adversely impacted. Additionally, we could be further affected if we are not able to adjust the size of our car rental fleet in response to changes in demand, whether such changes are due to competition or otherwise. See "Item 1—Business—Worldwide Car Rental—Competition" and "Item 1—Business—Worldwide Equipment Rental—Competition" in this Annual Report.

Our business is highly seasonal and any occurrence that disrupts rental activity during our peak periods could materially adversely affect our liquidity and results of operations.

Certain significant components of our expenses are fixed in the short-run, including minimum concession fees, real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs. Seasonal changes in our revenues do not alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher. The second and third quarters of the year have historically been our strongest quarters due to their increased levels of leisure travel and construction activity. Any occurrence that disrupts rental activity during the second or third quarters could have a disproportionately material adverse effect on our liquidity and results of operations.

ITEM 1A.    RISK FACTORS (Continued)

A material downsizing of our rental car fleet could require us to make additional cash payments for tax liabilities, which could be material.

The Like-Kind Exchange Program, or "LKE Program," allows tax gains on the disposition of vehicles in our car rental fleet to be deferred and has resulted in deferrals of federal and state income taxes for prior years. If a qualified replacement vehicle is not purchased within a specific time period after vehicle disposal, then taxable gain is recognized. A material and extended reduction in vehicle purchases or a downsizing of our car rental fleet, for any reason, could result in fewer qualified replacement vehicles and therefore could result in reduced tax deferrals in the future, which in turn could require us to make material cash payments for U.S. federal and state income tax liabilities.

If we are unable to purchase adequate supplies of competitively priced cars or equipment and the cost of the cars or equipment we purchase increases, our financial condition and results of operations may be materially adversely affected.

We are not a party to any long-term car supply arrangements with manufacturers. The price and other terms at which we can acquire cars thus varies based on market and other conditions. For example, certain car manufacturers have in the past, and may in the future, utilize strategies to de-emphasize sales to the car rental industry, which can negatively impact our ability to obtain cars on competitive terms and conditions. Consequently, there is no guarantee that we can purchase a sufficient number of vehicles at competitive prices and on competitive terms and conditions. Reduced or limited supplies of equipment together with increased prices are risks that we also face in our equipment rental business. If we are unable to obtain an adequate supply of cars or equipment, or if we obtain less favorable pricing and other terms when we acquire cars or equipment and are unable to pass on any increased costs to our customers, then our financial condition and results of operations may be materially adversely affected.

Declines in the value of the non-program cars in our fleet and declines in the overall number of program cars in our fleet could materially adversely impact our financial condition and results of operations.

Over the last few years the percentage of "program cars" in our car rental fleet (that is, cars that are subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs) has decreased and for the year ended December 31, 2010 it was 55%. We expect this percentage to continue to decrease in the future.

With respect to program cars, manufacturers agree to repurchase these cars at a specified price or guarantee the depreciation rate on the cars during a specified time period. Therefore, with fewer program cars in our fleet, we have an increased risk that the market value of a car at the time of its disposition will be less than its estimated residual value at such time. Any decrease in residual values with respect to our non-program cars and equipment (prior to disposition) could also materially adversely affect our financial condition and results of operations.

The use of program cars enables us to determine our depreciation expense in advance and this is useful to us because depreciation is a significant cost factor in our operations. Using program cars is also useful in managing our seasonal peak demand for fleet, because in certain cases we can sell certain program cars shortly after having acquired them at a higher value than what we could for a similar non-program car at that time. With fewer program cars in our fleet, these benefits have diminished. Accordingly, we are now bearing increased risk relating to residual value and the related depreciation on our car rental fleet and our flexibility to reduce the size of our fleet by returning cars sooner than originally expected without the risk of loss in the event of an economic downturn or to respond to changes in rental demand has been reduced.

ITEM 1A.    RISK FACTORS (Continued)

The failure of a manufacturer of our program cars to fulfill its obligations under a repurchase or guaranteed depreciation program could expose us to loss on those program cars and materially adversely affect certain of our financing arrangements, which could in turn materially adversely affect our liquidity and results of operations.

If any manufacturer of our program cars does not fulfill its obligations under its repurchase or guaranteed depreciation agreement with us, whether due to default, reorganization, bankruptcy or otherwise, then we would have to dispose of those program cars without receiving the benefits of the associated programs (we could be left with a substantial unpaid claim against the manufacturer with respect to program cars that were sold and returned to the manufacturer but not paid for, or that were sold for less than their agreed repurchase price or guaranteed value) and we would also be exposed to residual risk with respect to these cars.

The failure by a manufacturer to pay such amounts could cause a credit enhancement deficiency with respect to our asset-backed and asset-based financing arrangements, requiring us to either reduce the outstanding principal amount of debt or provide more collateral (in the form of cash, vehicles and/or certain other contractual rights) to the creditors under any such affected arrangement.

If one or more manufacturers were to adversely modify or eliminate repurchase or guaranteed depreciation programs in the future, our access to and the terms of asset-backed and asset-based debt financing could be adversely affected, which could in turn have a material adverse effect on our liquidity and results of operations.

We may not be successful in implementing our strategy of further reducing operating costs and our cost reduction initiatives may have adverse consequences.

We are continuing to implement initiatives to reduce our operating expenses. These initiatives may include headcount reductions, business process outsourcing, business process re-engineering, internal reorganization and other expense controls. We cannot assure you that our cost reduction initiatives will achieve any further success. Whether or not successful, our cost reduction initiatives involve significant expenses and we expect to incur further expenses associated with these initiatives, some of which may be material in the period in which they are incurred.

Even if we achieve further success with our cost reduction initiatives, we face risks associated with our initiatives, including declines in employee morale or the level of customer service we provide, the efficiency of our operations or the effectiveness of our internal controls. Any of these risks could have a material adverse impact on our results of operations, financial condition and cash flows.

An impairment of our goodwill or our indefinite lived intangible assets could have a material non-cash adverse impact on our results of operations.

We review our goodwill and indefinite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and at least annually. If economic deterioration occurs, then we may be required to record charges for goodwill or indefinite lived intangible asset impairments in the future, which could have a material adverse non-cash impact on our results of operations.

Significant increases in fuel prices or reduced supplies of fuel could harm our business.

Significant increases in fuel prices, reduced fuel supplies or the imposition of mandatory allocations or rationing of fuel could negatively impact our car rental business by discouraging consumers from renting cars, changing the types of cars our customers rent from us or the other services they purchase

ITEM 1A.    RISK FACTORS (Continued)

from us or disrupting air travel, on which a significant portion of our car rental business relies. In addition, significant increases in fuel prices or a reduction in fuel supplies could negatively impact our equipment rental business by increasing the cost of buying new equipment, since fuel is used in the manufacturing process and in delivering equipment to us, and by reducing the mobility of our fleet, due to higher costs of transporting equipment between facilities or regions. Accordingly, significant increases in fuel prices or reduced supplies of fuel could have a material adverse effect on our financial condition and results of operations.

Our foreign operations expose us to risks that may materially adversely affect our results of operations.

A significant portion of our annual revenues are generated outside the United States, and we intend to pursue additional international growth opportunities. Operating in many different countries exposes us to varying risks, which include: (i) multiple, and sometimes conflicting, foreign regulatory requirements and laws that are subject to change and are often much different than the domestic laws in the United States, including laws relating to taxes, automobile-related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, cost and fee recovery, and the protection of our trademarks and other intellectual property; (ii) the effect of foreign currency translation risk, as well as limitations on our ability to repatriate income; (iii) varying tax regimes, including consequences from changes in applicable tax laws; (iv) local ownership or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations; and (v) political and economic instability, natural calamities, war, and terrorism. The effects of these risks may, individually or in the aggregate, materially adversely affect our results of operations and ability to diversify internationally.

Manufacturer safety recalls could create risks to our business.

Our cars may be subject to safety recalls by their manufacturers. A recall may cause us to retrieve cars from renters and decline to rent recalled cars until we can arrange for the steps described in the recall to be taken. We could also face liability claims if a recall affects cars that we have sold. If a large number of cars are the subject of a recall or if needed replacement parts are not in adequate supply, we may not be able to rent recalled cars for a significant period of time. Those types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our vehicles, and could also result in the loss of business to our competitors. Depending on the severity of any recall, it could materially adversely affect our revenues, create customer service problems, reduce the residual value of the recalled cars and harm our general reputation.

Our business is heavily reliant upon communications networks and centralized information technology systems and the concentration of our systems creates risks for us.

We rely heavily on communication networks and information technology systems to accept reservations, process rental and sales transactions, manage our fleets of cars and equipment, account for our activities and otherwise conduct our business. Our reliance on these networks and systems exposes us to various risks that could cause a loss of reservations, interfere with our ability to manage our fleet, slow rental and sales processes and otherwise materially adversely affect our ability to manage our business effectively. We have centralized our reservations function for the United States in one facility in Oklahoma City, Oklahoma, and we have concentrated our accounting functions for the United States in two facilities in Oklahoma City. Our reservations and accounting functions for our European operations are similarly centralized in a single facility near Dublin, Ireland. In addition, our major information technology systems are centralized in two facilities in Oklahoma City. Any disruption, termination or substandard provision of these services, whether as the result of localized conditions

ITEM 1A.    RISK FACTORS (Continued)

(such as a fire or explosion) or as the result of events or circumstances of broader geographic impact (such as an earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and information technology functions.

The misuse or theft of information we possess could harm our brand, reputation or competitive position and give rise to material liabilities.

Because we regularly possess, store and handle non-public information about millions of individuals and businesses, our failure to maintain the security of that data, whether as the result of our own error or the malfeasance or errors of others, could harm our reputation, result in governmental investigations and give rise to a host of civil or criminal liabilities. Any such failure could lead to lower revenues, increased costs and other material adverse effects on our results of operations.

Maintaining favorable brand recognition is essential to our success, and failure to do so could materially adversely affect our results of operations.

While our "Hertz" brand name is one of the most recognized in the world, factors affecting brand recognition are often outside our control, and our efforts to maintain or enhance favorable brand recognition, such as marketing and advertising campaigns, may not have their desired effects. In addition, although our licensing partners are subject to contractual requirements to protect our brands, it may be difficult to monitor or enforce such requirements, particularly in foreign jurisdictions. Any decline in perceived favorable recognition of our brands could materially adversely affect our results of operations.

Our business operations could be significantly disrupted if we were to lose the services of members of our senior management team.

Our senior management team has extensive industry experience, and our success significantly depends upon the continued contributions of that team. If we were to lose the services of any one or more members of our senior management team, whether due to death, disability or termination of employment, our ability to successfully implement our business strategy, financial plans, marketing and other objectives, could be significantly impaired.

We may pursue strategic transactions which could be difficult to implement, disrupt our business or change our business profile significantly.

Any future strategic acquisition or disposition of assets or a business could involve numerous risks, including: (i) potential disruption of our ongoing business and distraction of management; (ii) difficulty integrating the acquired business or segregating assets to be disposed of; (iii) exposure to unknown, contingent or other liabilities, including litigation arising in connection with the acquisition or disposition or against any business we may acquire; (iv) changing our business profile in ways that could have unintended negative consequences; and (v) the failure to achieve anticipated synergies.

If we enter into significant strategic transactions, the related accounting charges may affect our financial condition and results of operations, particularly in the case of an acquisition. The financing of any significant acquisition may result in changes in our capital structure, including the incurrence of additional indebtedness. A material disposition could require the amendment or refinancing of our outstanding indebtedness or a portion thereof.

ITEM 1A.    RISK FACTORS (Continued)

We face risks related to liabilities and insurance.

Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the cars and equipment rented or sold by us, and for employment-related claims by our employees. Currently, we generally self-insure up to $10 million per occurrence in the United States and Europe for vehicle and general liability exposures, and we also maintain insurance with unaffiliated carriers in excess of such levels up to $200 million per occurrence for the current policy year, or in the case of international operations outside of Europe, in such lower amounts as we deem adequate given the risks. We cannot assure you that we will not be exposed to uninsured liability at levels in excess of our historical levels resulting from multiple payouts or otherwise, that liabilities in respect of existing or future claims will not exceed the level of our insurance, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See "Item 1—Business—Risk Management" and "Item 3—Legal Proceedings" in this Annual Report.

We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate and at least one multiemployer plan in which we participate is reported to have significant underfunded liabilities.

We participate in various "multiemployer" pension plans. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. At least one multiemployer plan in which we participate is reported to have, and other of our multiemployer plans could have, significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Environmental laws and regulations and the costs of complying with them, or any liability or obligation imposed under them, could materially adversely affect our financial position, results of operations or cash flows.

We are subject to federal, state, local and foreign environmental laws and regulations in connection with our operations, including with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and waste oils. We cannot assure you that our tanks will at all times remain free from leaks or that the use of these tanks will not result in significant spills or leakage. If leakage or a spill occurs, it is possible that the resulting costs of cleanup, investigation and remediation, as well as any resulting fines, could be significant. We cannot assure you that compliance with existing or future environmental laws and regulations will not require material expenditures by us or otherwise have a material adverse effect on our consolidated financial position, results of operations or cash flows. See "Item 1—Business—Governmental Regulation and Environmental Matters" in this Annual Report.

The U.S. Congress and other legislative and regulatory authorities in the United States and internationally have considered, and will likely continue to consider, numerous measures related to climate change and greenhouse gas emissions. Should rules establishing limitations on greenhouse

ITEM 1A.    RISK FACTORS (Continued)

gas emissions or rules imposing fees on entities deemed to be responsible for greenhouse gas emissions become effective, demand for our services could be affected, our fleet and/or other costs could increase, and our business could be adversely affected.

Changes in the U.S. legal and regulatory environment that affect our operations, including laws and regulations relating to taxes, automobile-related liability, insurance rates, insurance products, consumer privacy, data security, employment matters and cost and fee recovery, could disrupt our business, increase our expenses or otherwise have a material adverse effect on our results of operations.

We are subject to a wide variety of U.S. laws and regulations and changes in the level of government regulation of our business have the potential to materially alter our business practices and materially adversely affect our financial position and results of operations, including our profitability. Those changes may come about through new laws and regulations or changes in the interpretation of existing laws and regulations.

Any new, or change in existing, U.S. law and regulation with respect to optional insurance products or policies could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. See "Item 1—Business—Risk Management" in this Annual Report for further discussion regarding how changes in the regulation of insurance intermediaries may affect us. If customers decline to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations could be materially adversely affected.

Changes in the U.S. legal and regulatory environment in the areas of customer privacy, data security and cross-border data flow could have a material adverse effect on our business, primarily through the impairment of our marketing and transaction processing activities, and the resulting costs of complying with such legal and regulatory requirements. It is also possible that we could face significant liability for failing to comply with any such requirements.

In most places where we operate, we pass through various expenses, including the recovery of vehicle licensing costs and airport concession fees, to our rental customers as separate charges. We believe that our expense pass-throughs, where imposed, are properly disclosed and are lawful. However, we may in the future be subject to potential legislative, regulatory or administrative changes or actions which could limit, restrict or prohibit our ability to separately state, charge and recover vehicle licensing costs and airport concession fees, which could result in a material adverse effect on our results of operations.

Certain new or proposed laws and regulations with respect to the banking and finance industries, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and amendments to Regulation AB, could restrict our access to certain financing arrangements and increase our financing costs, which could have a material adverse effect on our financial position and results of operations.

Investment funds associated with or designated by the Sponsors will continue to exercise significant control over our board of directors, management, policies and significant transactions, and may have interests that differ from our other stockholders.

Investment funds associated with or designated by the Sponsors currently beneficially own, in the aggregate, a majority of the outstanding shares of our common stock. These funds are party to a stockholders agreement pursuant to which each of the funds has agreed to vote in favor of the other funds' nominees to our board of directors. Therefore, the Sponsors control our board of directors and as

ITEM 1A.    RISK FACTORS (Continued)

a result control our management and policies. Moreover, the Sponsors will continue to have significant influence over matters requiring stockholder approval and our policies and affairs for so long as the investment funds associated with or designated by the Sponsors continue to hold a significant amount of our common stock, even if this amount is less than a majority. There can be no assurance that the interests of the Sponsors will not conflict with those of our other stockholders. The Sponsors currently have the ability to prevent any transaction that requires the approval of stockholders, including many possible change in control transactions, regardless of whether or not our other stockholders believe that such a transaction is in the company's or their own best interests.

Additionally, the Sponsors may from time to time acquire and hold interests in businesses that compete directly with us. One or more of the Sponsors may also pursue acquisition opportunities and other corporate opportunities that may be complementary to our business and as a result, those opportunities may not be available to us.

We are currently a "controlled company" within the meaning of the rules of the New York Stock Exchange ("NYSE") and therefore we are not required to comply with certain corporate governance requirements of the NYSE. If we cease to be a controlled company within the meaning of the NYSE rules, then the stockholders agreement with the Sponsors provides that, if required to comply with the NYSE rules, the number of directors that each of the funds is entitled to nominate may be reduced, or the board may be expanded. However, certain other provisions of the stockholders agreement will remain in effect, and we will continue to be subject to the stockholders agreement.

Risks Related to Our Substantial Indebtedness

Our substantial level of indebtedness could materially adversely affect our results of operations, cash flows and ability to compete in our industry.

As of December 31, 2010, we had debt outstanding of $11,306.4 million. Our substantial indebtedness could materially adversely affect us. For example, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our various credit facilities, resulting in possible defaults on, and acceleration of, such indebtedness; (ii) limit our ability to refinance our existing indebtedness or borrow additional funds in the future; (iii) require us to dedicate a substantial portion of our cash flows from operations to make payments on our debt, which would reduce our ability to fund working capital, capital expenditures or other general corporate purposes; (iv) increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings are at floating rates of interest and are not hedged against rising interest rates; (v) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; and (vi) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins. While the terms of the agreements and instruments governing our outstanding indebtedness contain certain restrictions upon our ability to incur additional indebtedness, they do not fully prohibit us from incurring substantial additional indebtedness and do not prevent us from incurring obligations that do not constitute indebtedness. If new debt or other obligations are added to our current liability levels without a corresponding refinancing or redemption of our existing indebtedness and obligations, these risks would increase. For a description of the amounts we have available under certain of our debt facilities, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities," in this Annual Report.

ITEM 1A.    RISK FACTORS (Continued)

Our ability to manage these risks depends on financial market conditions as well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described under "—Risks Related to Our Business."

If our capital resources (including borrowings under the revolving portion of our various credit facilities and access to other refinancing indebtedness) and operating cash flows are not sufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to do, among other things, one or more of the following: (i) sell certain of our assets; (ii) reduce the size of our rental fleet; (iii) reduce the percentage of program cars in our rental fleet; (iv) reduce or delay capital expenditures; (iv) obtain additional equity capital; (v) forgo business opportunities, including acquisitions and joint ventures; or (vi) restructure or refinance all or a portion of our debt on or before maturity.

We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. Furthermore, we cannot assure you that we will maintain financing activities and cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If we cannot refinance or otherwise pay our obligations as they mature and fund our liquidity needs, our business, financial condition, results of operations, cash flows, ability to obtain financing, and ability to compete in our industry could be materially adversely affected.

Our reliance on asset-backed and asset-based financing arrangements to purchase cars subjects us to a number of risks, many of which are beyond our control.

We rely significantly on asset-backed and asset-based financing to purchase cars for our domestic and international car rental fleets. If we are unable to refinance or replace our existing asset-backed and asset-based financing or continue to finance new car acquisitions through asset-backed or asset-based financing on favorable terms, on a timely basis, or at all, then our costs of financing could increase significantly and have a material adverse effect on our liquidity, interest costs, financial condition and results of operations.

Our asset-backed and asset-based financing capacity could be decreased, our financing costs and interest rates could be increased, or our future access to the financial markets could be limited, as a result of risks and contingencies, many of which are beyond our control, including: (i) the acceptance by credit markets of the structures and structural risks associated with our asset-backed and asset-based financing arrangements; (ii) the credit ratings provided by credit rating agencies for our asset-backed indebtedness; (iii) third parties requiring changes in the terms and structure of our asset-backed or asset-based financing arrangements, including increased credit enhancement or required cash collateral and/or other liquid reserves; (iv) the insolvency or deterioration of the financial condition of one or more of our principal car manufacturers; or (v) changes in laws or regulations, including judicial review of issues of first impression, that negatively impact any of our asset-backed or asset-based financing arrangements.

Any reduction in the value of our car rental fleet could effectively increase our car rental fleet costs, adversely impact our profitability and potentially lead to decreased borrowing base availability in our asset-backed vehicle financing facilities due to the credit enhancement requirements for such facilities, which effectively increase as market values for vehicles decrease. In addition, if disposal of vehicles in the used vehicle marketplace were to become severely limited at a time when required collateral levels were rising and as a result we failed to meet the minimum required collateral levels, the principal under our asset-backed financing arrangements may be required to be repaid sooner than anticipated with vehicle disposition proceeds and lease payments we make to our special purpose financing subsidiaries. If that were to occur, the holders of our asset backed debt may have the ability to exercise

ITEM 1A.    RISK FACTORS (Continued)

their right to direct the trustee to foreclose on and sell vehicles to generate proceeds sufficient to repay such debt.

The occurrence of certain events, including those described in the paragraph above, could result in the occurrence of an amortization event pursuant to which the proceeds of sales of cars that collateralize the affected asset-backed financing arrangement would be required to be applied to the payment of principal and interest on the affected facility or series, rather than being reinvested in our car rental fleet. The continuation of an amortization event for 30 days, as well as certain other events, including defaults by us and our affiliates in the performance of covenants set forth in the agreements governing certain fleet debt, could result in the occurrence of a liquidation event pursuant to which the trustee or holders of the affected asset-backed financing arrangement would be permitted to require the sale of the assets collateralizing that series. Any of these consequences could affect our liquidity and our ability to maintain sufficient fleet levels to meet customer demands and could trigger cross-defaults under certain of our other financing arrangements.

Any reduction in the value of the equipment rental fleet of HERC (which could occur due to a reduction in the size of the fleet or the value of the assets within the fleet) could not only effectively increase our equipment rental fleet costs and adversely impact our profitability, but would result in decreased borrowing base availability under certain of our asset-based financing arrangements, which would have a material adverse effect on our financial position, liquidity and results of operations.

Substantially all of our consolidated assets secure certain of our outstanding indebtedness, which could materially adversely affect our debt and equity holders and our business.

Substantially all of our consolidated assets, including our car and equipment rental fleets, are subject to security interests or are otherwise encumbered for the lenders under our asset-backed and asset-based financing arrangements. As a result, the lenders under those facilities would have a prior claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay in full, or at all, all of our creditors or make any amount available to holders of our equity. The same is true with respect to structurally senior obligations: in general, all liabilities and other obligations of a subsidiary must be satisfied before the assets of such subsidiary can be made available to the creditors (or equity holders) of the parent entity.

Because substantially all of our assets are encumbered under financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have a material adverse effect on our financial flexibility and force us to attempt to incur additional unsecured indebtedness, which may not be available to us.

Restrictive covenants in certain of the agreements and instruments governing our indebtedness may materially adversely affect our financial flexibility or may have other material adverse effects on our business, financial condition and results of operations.

Certain of our credit facilities contain covenants that, among other things, restrict Hertz's and its subsidiaries' ability to: (i) dispose of assets; (ii) incur additional indebtedness; (iii) incur guarantee obligations; (iv) prepay other indebtedness or amend other financing arrangements; (v) pay dividends; (vi) create liens on assets; (vii) enter into sale and leaseback transactions; (viii) make investments, loans, advances or capital expenditures; (ix) make acquisitions; (x) engage in mergers or consolidations; (xi) change the business conducted by us; and (xii) engage in certain transactions with affiliates.

Our Senior Term Facility includes financial covenants that require us to maintain a specified Corporate debt to Corporate EBITDA (as defined below) leverage ratio and a specified Corporate EBITDA to

ITEM 1A.    RISK FACTORS (Continued)

interest expense coverage ratio. Our Senior ABL Facility contains financial covenants that obligate us to maintain a specified debt to Corporate EBITDA leverage ratio and a specified Corporate EBITDA to Corporate fixed charges coverage ratio if we fail to maintain a specified minimum level of borrowing base availability thereunder. Our ability to comply with these covenants will depend on our ongoing financial and operating performance, which in turn are subject to, among other things, the risks identified in "—Risks Related to Our Business."

The agreements governing our financing arrangements contain numerous covenants. The breach of any of these covenants or restrictions could result in a default under the relevant agreement, which can, in turn, cause cross-defaults under our other financing arrangements. In such event, we may be unable to borrow under the Senior ABL Facility and certain of our other financing arrangements and may not be able to repay the amounts due under such arrangements. Therefore, we would need to raise refinancing indebtedness, which may not be available to us on favorable terms, on a timely basis or at all. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent. Additionally, such defaults could require us to sell assets, if possible, and otherwise curtail our operations in order to pay our creditors. Such alternative measures could have a material adverse effect on our business, financial condition and results of operations.

An increase in interest rates or in our borrowing margin would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt bears interest at floating rates. As a result, to the extent we have not hedged against rising interest rates, an increase in the applicable benchmark interest rates would increase our cost of servicing our debt and could materially adversely affect our liquidity and results of operations.

In addition, we regularly refinance our indebtedness. If interest rates or our borrowing margins increase between the time an existing financing arrangement was consummated and the time such financing arrangement is refinanced, the cost of servicing our debt would increase and our liquidity and results of operations could be materially adversely affected.

Risks Relating to Our Common Stock

Hertz Holdings is a holding company with no operations of its own and depends on its subsidiaries for cash.

The operations of Hertz Holdings are conducted almost entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations or to pay dividends on its common stock is dependent on the earnings and the receipt of funds from its subsidiaries via dividends or intercompany loans. However, none of the subsidiaries of Hertz Holdings are obligated to make funds available to Hertz Holdings for the payment of dividends or the service of its debt. In addition, certain states' laws and the terms of certain of our debt agreements significantly restrict, or prohibit, the ability of Hertz and its subsidiaries to pay dividends, make loans or otherwise transfer assets to Hertz Holdings, including state laws that require dividends to be paid only from surplus. If Hertz Holdings does not receive cash from its subsidiaries, then Hertz Holdings financial condition could be materially adversely affected.

Our share price may decline if our Sponsors sell a large number of our shares or if we issue a large number of new shares.

A majority of our outstanding shares are held by our Sponsors. We have a significant number of authorized but unissued shares, including shares available for issuance pursuant to our various equity

ITEM 1A.    RISK FACTORS (Continued)

plans. A sale of a substantial number of our shares or other equity-related securities in the public market pursuant to new issuances (by us or upon the conversion of our Convertible Senior Notes (as defined below)) or by significant stockholders (such as by our Sponsors) could depress the market price of our stock and impair our ability to raise capital through the sale of additional equity securities. Any such sale or issuance would dilute the ownership interests of the then-existing stockholders, and could have material adverse effect on the market price of our common stock or the value of the Convertible Senior Notes. The price of our common stock could be materially adversely affected by possible sales of our common stock by investors who view the Convertible Senior Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity. In addition, the price of our common stock could be materially adversely affected if the existence of the Convertible Senior Notes encourages short selling by market participants.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We operate car rental locations at or near airports and in central business districts and suburban areas of major cities in the United States, including Puerto Rico and the U.S. Virgin Islands, Canada, France, Germany, Italy, the United Kingdom, Spain, The Netherlands, Switzerland, Belgium, Luxembourg, the Czech Republic, the Slovak Republic, Australia, New Zealand, China and Brazil, as well as retail used car sales locations in the United States, France and Australia. We operate equipment rental locations in the United States, Canada, France, Spain, Italy and China. We also operate headquarters, sales offices and service facilities in the foregoing countries in support of our car rental and equipment rental operations, as well as small car rental sales offices and service facilities in a select number of other countries in Europe and Asia.

We own approximately 7% of the locations from which we operate our car and equipment rental businesses. The remaining locations are leased or operated under concessions from governmental authorities and private entities. Those leases and concession agreements typically require the payment of minimum rents or minimum concession fees and often also require us to pay or reimburse operating expenses; to pay additional rent, or concession fees above guaranteed minimums, based on a percentage of revenues or sales arising at the relevant premises; or to do both. See Note 9 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

In addition to the above operational locations, we own three major facilities in the vicinity of Oklahoma City, Oklahoma at which reservations for our car rental operations are processed, global information technology systems are serviced and major domestic and international accounting functions are performed. We also have a long-term lease for a reservation and financial center near Dublin, Ireland, at which we have centralized our European car rental reservation and customer relations and accounting functions. We lease a European regional office in Geneva, Switzerland which we constructed and occupied during 2010. We maintain our executive offices in an owned facility in Park Ridge, New Jersey and lease a European headquarters office in Uxbridge, England.

ITEM 3.    LEGAL PROCEEDINGS

From time to time we are a party to various legal proceedings. Other than with respect to the aggregate claims for public liability and property damage pending against us, management does not believe that any of the matters resolved, or pending against us, during 2010 are material to us and our subsidiaries taken as a whole. While we have accrued a liability with respect to claims for public liability and property damage of $278.7 million at December 31, 2010, management does not believe any of the other pending matters described below are material. We have summarized below, for purposes of providing background, various legal proceedings to which we were and/or are a party during 2010 or the period after December 31, 2010 but before the filing of this Annual Report. In addition to the following, various other legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries.

  1.
  Hertz Equipment Rental Corporation, or "HERC," Loss Damage Waiver

    On August 15, 2006, Davis Landscape, Ltd., individually and on behalf of all others similarly situated, filed a complaint against HERC in the United States District Court for the District of New Jersey. In November 2006, the complaint was amended to add another plaintiff, Miguel V. Pro, and more claims. The Davis Landscape matter purports to be a nationwide class action on behalf of all persons and business entities who rented equipment from HERC and who paid a Loss Damage Waiver, or "LDW," or an Environmental Recovery Fee, or "ERF." The plaintiffs seek a declaratory judgment and injunction prohibiting HERC from engaging in acts with respect to the LDW and ERF charges that violate the New Jersey Consumer Fraud Act and claim that the charges violate the Uniform Commercial Code. The plaintiffs also seek an unspecified amount of compensatory damages with the return of all LDW and ERF charges paid, attorneys' fees and costs as well as other damages. The court has granted class certification, denied our motion for summary judgment and the case is in the discovery stages.

  2.
  Concession Fee Recoveries

    On October 13, 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company, or "Enterprise," was filed in the United States District Court for the District of Nevada. The plaintiffs agreed to not pursue claims against Enterprise for the time being and the case only proceeded against Hertz. The Sobel case purports to be a nationwide class action on behalf of all persons who rented cars from Hertz at airports in Nevada and were separately charged airport concession recovery fees by Hertz as part of their rental charges. The plaintiffs seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz from quoting or charging those airport fees that are alleged not to be allowed by Nevada law. The complaint also seeks attorneys' fees and costs. Relevant documents were produced, depositions were taken and pre-trial motions were filed. After the court rendered a mixed ruling on the parties' cross-motions for summary judgment and after the Lydia Lee case was refiled against Enterprise, the parties engaged in mediation which resulted in a proposed settlement wherein Hertz and Enterprise, without admitting wrongdoing and in order to avoid further litigation, agreed to provide rental certificates to proposed class members who register for same and to pay attorneys' fees to the plaintiffs' attorneys. In November 2010, the court certified settlement classes for purposes of implementing the proposed settlement and preliminarily approved the proposed settlement. Notification of the proposed settlement was mailed or e-mailed in February of 2011 and a final approval hearing on the settlement is scheduled for May of 2011.

ITEM 3.    LEGAL PROCEEDINGS (Continued)

  3.
  Telephone Consumer Protection Act

    On May 3, 2007, Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation was commenced in the District Court of Wyandotte County, Kansas. The case was subsequently transferred to the District Court of Johnson County, Kansas. The Fun Services matter purports to be a class action on behalf of all persons in Kansas and throughout the United States who on or after four years prior to the filing of the action were sent facsimile messages of advertising materials relating to the availability of property, goods or services by HERC and who did not provide express permission for sending such faxes. The plaintiffs seek an unspecified amount of compensatory damages, attorney's fees and costs. In August 2009, the court issued an order that stayed all activity in this litigation pending a decision by the Kansas Supreme Court in Critchfield Physical Therapy, Inc. v. Taranto Group, Inc., another Telephone Consumer Protection Act case. The Kansas Supreme Court heard oral argument in the Critchfield case in January of 2010 and has not yet rendered a decision in that case.

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

    Originally filed in November of 2007, the action is pending in the United States District Court for the Southern District of California, and plaintiffs claim to represent a class of individuals or entities that purchased rental car services from a defendant at airports located in California after January 1, 2007. Plaintiffs allege that the defendants agreed to charge consumers a 2.5% tourism assessment and not to compete with respect to this assessment, while misrepresenting that this assessment is owed by consumers, rather than the rental car defendants, to the California Travel and Tourism Commission, or the "CTTC." Plaintiffs also allege that defendants agreed to pass through to consumers a fee known as the Airport Concession Fee, which fee had previously been required to be included in the rental car defendants' individual base rates, without reducing their base rates. Based on these allegations, the amended complaint seeks treble damages, disgorgement, injunctive relief, interest, attorneys' fees and costs. Plaintiffs dropped their claims against Caroline Beteta. Plaintiffs' claims against the rental car defendants have been dismissed, except for the federal antitrust claim. In June 2010, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of the plaintiffs' antitrust case against the CTTC as a state agency immune from antitrust complaint because the California Legislature foresaw the alleged price-fixing conspiracy that was the subject of the complaint. The plaintiffs subsequently filed a petition with the Ninth Circuit seeking a rehearing and that petition was granted. In November 2010, the Ninth Circuit withdrew its June opinion and instead held that state action immunity was improperly invoked. The Ninth Circuit reinstated the plaintiffs' antitrust claims and the case has now been remanded to the district court for further proceedings.

    We were also a defendant in a consolidated action captioned "In re Tourism Assessment Fee Litigation" in the United States District Court for the Southern District of California. Originally filed as two separate actions in December of 2007, the consolidated action purported to be a class action brought on behalf of all persons and entities that paid an assessment since the inception of the Passenger Car Rental Industry Tourism Assessment Program in California on

ITEM 3.    LEGAL PROCEEDINGS (Continued)

    January 1, 2007. The other defendants included various of our competitors, including Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Dollar Thrifty Automotive Group, Inc., Advantage Rent-A-Car, Inc., Avalon Global Group, Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Beverly Hills Rent-A-Car, Inc., Rent4Less, Inc., Autorent Car Rental, Inc., Pacific Rent-A-Car, Inc., ABC Rent-A-Car, Inc., as well as the California Travel and Tourism Commission, and Dale E. Bonner. The complaint sought injunctive and declaratory relief, that all assessments collected and to be collected be held in trust, unspecified monetary damages, interest, attorneys' fees and costs. In August 2010, the United States Court of Appeals for the Ninth Circuit affirmed the district court's dismissal of plaintiffs' claims against all defendants. The deadline for plaintiffs to seek review of the Ninth Circuit's opinion has passed.

  5.
  Public Liability and Property Damage

    We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on our balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At December 31, 2010 and December 31, 2009 our liability recorded for public liability and property damage matters was $278.7 million and $277.8 million, respectively. We believe that our analysis was based on the most relevant information available, combined with reasonable assumptions, and that we may prudently rely on this information to determine the estimated liability. We note the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

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

ITEM 4.    (REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, number of years employed by our Company as of February 25, 2011 and positions of our executive officers.

Name	Age	Number of Years Employed by Us	Position
Mark P. Frissora	55	4	Chief Executive Officer and Chairman of the Board
Elyse Douglas	54	4	Executive Vice President and Chief Financial Officer
Scott Sider	50	28	Executive Vice President & President, Car Rental and Leasing The Americas
Michel Taride	54	25	Executive Vice President and President, Hertz International
LeighAnne G. Baker	52	3	Senior Vice President, Chief Human Resources Officer
Lois I. Boyd	57	3	Senior Vice President, Advantage Rent A Car
Richard D. Broome	52	10	Senior Vice President, Corporate Affairs and Communications
Joseph F. Eckroth, Jr.	52	3	Senior Vice President and Chief Information Officer
Jatindar S. Kapur	52	22	Senior Vice President, Finance and Corporate Controller
Michael P. Senackerib	45	2	Senior Vice President, Chief Marketing Officer
Robert J. Stuart	49	3	Senior Vice President, Global Sales
J. Jeffrey Zimmerman	51	3	Senior Vice President, General Counsel & Secretary
R. Scott Massengill	48	2	Vice President and Treasurer
Todd Poste	48	—	Vice President, Global Procurement

Mr. Frissora has served as the Chief Executive Officer and Chairman of the Board of the Corporation and Hertz since January 1, 2007, and as Chief Executive Officer and a director of the Corporation and Hertz since July 2006. Additionally, on January 25, 2011, following Mr. Plescia's retirement, Mr. Frissora has temporarily assumed the senior management responsibility for HERC until a successor is named. Mr. Plescia, who was the Executive Vice President and President of HERC, announced his retirement effective on January 25, 2011. Prior to joining the Corporation and Hertz, Mr. Frissora served as Chief Executive Officer of Tenneco Inc. from November 1999 to July 2006 and as President of the automotive operations of Tenneco Inc. from April 1999 to July 2006. He also served as the Chairman of Tenneco from March 2000 to July 2006. From 1996 to April 1999, he held various positions within Tenneco Inc.'s automotive operations, including Senior Vice President and General Manager of the worldwide original equipment business. Previously Mr. Frissora served as a Vice President of Aeroquip Vickers Corporation from 1991 to 1996. In the 15 years prior to joining Aeroquip Vickers, he served for 10 years with General Electric and five years with Philips Lighting Company in management roles focusing on product development and marketing. He is a director of Walgreen Co., where he serves as the Chairman of the finance committee and is a member of the governance committee. Mr. Frissora is also a director of Delphi Automotive LLP, where he is a member of their audit/finance committee and a member of their governance committee.

Ms. Douglas has served as the Executive Vice President and Chief Financial Officer of Hertz Holdings and Hertz since October 2007 and served as the Treasurer of Hertz Holdings and Hertz from July 2006 until July 2008. Ms. Douglas served as Interim Chief Financial Officer of Hertz and Hertz Holdings from

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

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

Mr. Sider has served as the Executive Vice President & President, Car Rental and Leasing The Americas of Hertz and Hertz Holdings since January 2010. Mr. Sider also oversees the fleet planning and re-marketing functions for the Americas since December 2010. Mr. Sider has held several senior management positions in the U.S. car rental business since 1983, including Manhattan Area Manager, Vice President of the New England, West Central and Western Regions and, since 2008, Vice President and President, Off-Airport Operations for North America.

Mr. Taride has served as the Executive Vice President and President, Hertz International since January 2010. Mr. Taride also oversees the fleet planning and re-marketing functions of Hertz International since December 2010. Mr. Taride has served as the Executive Vice President and President, Hertz Europe Limited, of Hertz since January 2004 and as Executive Vice President and President, Hertz Europe Limited, of Hertz Holdings since June 2006 until December 2009. From January 2003 until December 2003, he served as Vice President and President, Hertz Europe Limited. From April 2000 until December 2002, he served as Vice President and General Manager, Rent A Car, Hertz Europe Limited. From July 1998 to March 2000, he was General Manager, Rent A Car France and HERC Europe. Previously, he served in various other operating positions in Europe from 1980 to 1983 and from 1985 to 1998.

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

Ms. Boyd has served as the Senior Vice President, Advantage Rent A Car since March 2010. From November of 2007 until February of 2010, she served as Senior Vice President of Process Improvement and Project Management of Hertz Holdings and Hertz. Prior to joining Hertz Holdings and Hertz, Ms. Boyd served in a variety of senior leadership roles at Tenneco Inc. from April 1997 to November 2007, including Vice President and General Manager of Global Commercial Vehicle Systems and Specialty Markets, and Vice President, Global Program Management.

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

Mr. Eckroth has served as Senior Vice President and Chief Information Officer of Hertz Holdings and Hertz since June 2007 and Global Customer Care since April 2009. Mr. Eckroth also oversees the Global Document Management function and Navigations Solutions business since December 2010 and serves as a member of the Board of Navigation Solutions L.L.C., which is the exclusive provider of the Hertz Neverlost units and related services. Prior to joining Hertz Holdings and Hertz, Mr. Eckroth served as Executive Vice President and Chief Operating Officer of New Century Financial Corporation from

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

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

Mr. Zimmerman has served as the Senior Vice President, General Counsel & Secretary of Hertz Holdings and Hertz since December 2007. Mr. Zimmerman also oversees the Real Estate and Concessions function since December 2010. Prior to joining Hertz Holdings and Hertz, Mr. Zimmerman served Tenneco Inc. in various positions from January 2000 through November 2007, most recently as Vice President, Law. Prior to joining Tenneco, Mr. Zimmerman was engaged in the private practice of law from August 1984 to December 1999, most recently as a partner in the law firm of Jenner & Block.

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

Mr. Poste has served as Vice President Global Procurement of Hertz Holdings and Hertz since March 2010. Prior to joining Hertz Holding and Hertz, Mr. Poste served as Vice President, Integrated Supply Chain for Ingersoll Rand, Inc., Compressor Manufacturing from November 2008 through January 2010 and Vice President of Supply Chain from April 2006 through November 2008. Prior to Ingersoll Rand's acquisition of Trane Inc., Mr. Poste held a number of increasing responsibilities at Trane Inc. from October 2000 through 2006. Mr. Poste has also worked for Honeywell for seven years through 1993 to 2000, Englehard Corp. from 1991 through 1993 and Chrysler Canada Ltd. from 1986 through 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF COMMON STOCK

Our common stock began trading on the NYSE on November 16, 2006. On February 22, 2011, there were 1,773 registered holders of our common stock. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported by the NYSE:

2009	High	Low
1st Quarter	$6.27	$1.97
2nd Quarter	9.55	3.61
3rd Quarter	11.99	7.72
4th Quarter	12.55	8.82
2010
1st Quarter	12.25	9.06
2nd Quarter	15.60	9.13
3rd Quarter	12.20	8.36
4th Quarter	14.93	9.59

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

CURRENT DIVIDEND POLICY

We paid no cash dividends on our common stock in 2009 or 2010, and we do not expect to pay dividends on our common stock for the foreseeable future. The agreements governing our indebtedness restrict our ability to pay dividends. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing," in this Annual Report.

USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

None.

RECENT SALES OF UNREGISTERED SECURITIES

None.

RECENT PERFORMANCE

The following graph compares the cumulative total stockholder return on Hertz Global Holdings, Inc. common stock with the Russell 1000 Index and the Morningstar Rental & Leasing Services Industry Group (formerly known as Hemscott Industry Group 761—Rental & Leasing Services). The Russell 1000 Index is included because it is comprised of the 1,000 largest publicly traded issuers and has a median total market capitalization of approximately $5.3 billion, which is similar to our total market capitalization. The Morningstar Rental & Leasing Services Industry Group is a published, market capitalization-weighted index representing 41 stocks of companies that rent or lease various durable goods to the commercial and consumer market including cars and trucks, medical and industrial equipment, appliances, tools and other miscellaneous goods, including Hertz Holdings, ABG, Dollar Thrifty, RSC and URI.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

The results are based on an assumed $100 invested on November 15, 2006, at the market close, through December 31, 2010. Trading in our common stock began on the NYSE on November 16, 2006.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG HERTZ GLOBAL HOLDINGS, INC.,
RUSSELL 1000 INDEX AND MORNINGSTAR RENTAL & LEASING SERVICES
INDUSTRY GROUP

ASSUMES DIVIDEND REINVESTMENT

Equity Compensation Plan Information

The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	21,460,493	$9.69	*	20,110,660
Equity compensation plans not approved by security holders	—	N/A		—

Total	21,460,493	$9.69	*	20,110,660

*
Applies to stock options only.

 ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information and other data for our business. The selected consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008, and the selected consolidated balance sheet data as of December 31, 2010 and 2009 presented below were derived from our consolidated financial statements and the related notes thereto included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

You should read the following information in conjunction with the section of this Annual Report entitled "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

	Years ended December 31,
(In millions of dollars, except per share data)	2010	2009	2008	2007	2006
Statement of Operations Data
Revenues:
Car rental	$6,355.2	$5,872.9	$6,730.4	$6,800.7	$6,273.6
Equipment rental	1,069.8	1,110.2	1,657.3	1,755.3	1,672.1
Other(a)	137.5	118.4	137.4	129.6	112.7

Total revenues	7,562.5	7,101.5	8,525.1	8,685.6	8,058.4

Expenses:
Direct operating	4,282.4	4,084.2	4,930.0	4,644.1	4,476.0
Depreciation of revenue earning equipment and lease charges(b)	1,868.1	1,931.4	2,194.2	2,003.4	1,757.2
Selling, general and administrative	664.5	641.1	769.6	775.9	723.9
Interest expense	773.4	680.3	870.0	916.7	943.3
Interest and other income, net(c)	(12.3)	(64.5)	(24.8)	(41.3)	(42.6)
Impairment charges(d)	—	—	1,168.9	—	—

Total expenses	7,576.1	7,272.5	9,907.9	8,298.8	7,857.8

Income (loss) before income taxes	(13.6)	(171.0)	(1,382.8)	386.8	200.6
(Provision) benefit for taxes on income(e)	(17.0)	59.7	196.9	(102.6)	(68.0)

Net income (loss)	(30.6)	(111.3)	(1,185.9)	284.2	132.6
Noncontrolling interest	(17.4)	(14.7)	(20.8)	(19.7)	(16.7)

Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(48.0)	$(126.0)	$(1,206.7)	$264.5	$115.9

Weighted average shares outstanding (in millions)
Basic	411.9	371.5	322.7	321.2	242.5
Diluted	411.9	371.5	322.7	325.5	243.4
Earnings (loss) per share
Basic	$(0.12)	$(0.34)	$(3.74)	$0.82	$0.48
Diluted	$(0.12)	$(0.34)	$(3.74)	$0.81	$0.48

ITEM 6.    SELECTED FINANCIAL DATA (Continued)

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data
Cash and cash equivalents	$2,374.2	$985.6	$594.3	$730.2	$674.5
Total assets(f)	17,332.2	16,002.4	16,451.4	19,255.7	18,677.4
Total debt	11,306.4	10,364.4	10,972.3	11,960.1	12,276.2
Total equity	2,131.3	2,097.4	1,488.3	2,934.4	2,549.4

(a)
Includes fees and certain cost reimbursements from our licensees and revenues from our car leasing operations and third-party claim management services.

(b)
For the years ended December 31, 2010, 2009, 2008, 2007 and 2006, depreciation of revenue earning equipment increased by $22.7 million, $19.3 million, $32.7 million and $0.6 million and reduced by $13.1 million, respectively, resulting from the net effects of changing depreciation rates to reflect changes in the estimated residual value of revenue earning equipment. For the years ended December 31, 2010, 2009, 2008, 2007 and 2006, depreciation of revenue earning equipment and lease charges includes net losses of $42.9 million, $72.0 million, $74.3 million and $13.3 million and a net gain of $40.1 million, respectively, from the disposal of revenue earning equipment.

(c)
For the year ended December 31, 2009, reflects interest income of $16.0 million and a gain of $48.5 million, net of transaction costs, recorded in connection with the buyback of portions of certain of our Senior Notes and Senior Subordinated Notes. This amount for all other years reflected above primarily consists of interest income.

(d)
For the year ended December 31, 2008, we recorded non-cash impairment charges related to our goodwill, other intangible assets and property and equipment.

(e)
For the year ended December 31, 2010, 2009 and 2008, tax valuation allowances increased by $27.5 million, $39.7 million and $58.5 million, respectively, (excluding the effects of foreign currency translation) relating to the realization of deferred tax assets attributable to net operating losses, credits and other temporary differences in various jurisdictions. Additionally, certain tax reserves were recorded and certain tax reserves were released due to settlement for various uncertain tax positions in Federal, state and foreign jurisdictions. For the year ended December 31, 2007, we reversed a valuation allowance of $9.1 million relating to the realization of deferred tax assets attributable to net operating losses and other temporary differences in certain European countries. Additionally, certain tax reserves were recorded for various uncertain tax positions in Federal, state and foreign jurisdictions. For the year ended December 31, 2006, we established valuation allowances of $9.8 million relating to the realization of deferred tax assets attributable to net operating losses and other temporary differences in certain European countries. Additionally, certain tax reserves were recorded for certain federal and state uncertain tax positions.

(f)
Substantially all of our revenue earning equipment, as well as certain related assets, are owned by special purpose entities, or are subject to liens in favor of our lenders under our various credit facilities, other secured financings and asset-backed securities programs. None of such assets are available to satisfy the claims of our general creditors. For a description of those facilities, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in this Annual Report.

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

  •
  Equipment rental revenues (revenues from all company-operated equipment rental operations, including amounts charged to customers for the fueling and delivery of equipment and sale of loss damage waivers, as well as revenues from the sale of new equipment and consumables); and

  •
  Other revenues (fees and certain cost reimbursements from our licensees and revenues from our car leasing operations and our third-party claim management services).

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

  •
  Depreciation expense and lease charges relating to revenue earning equipment (including net gains or losses on the disposal of such equipment). Revenue earning equipment includes cars and rental equipment;

  •
  Selling, general and administrative expenses (including advertising); and

  •
  Interest expense.

Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price or residual values of cars and equipment or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to balance our mix of non-program and program vehicles based on market conditions. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures. See

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

"Liquidity and Capital Resources" below. In the U.S., as of December 31, 2010, the percentage of non-program cars was 72% as compared to 67% as of December 31, 2009. Internationally, as of December 31, 2010, the percentage of non-program cars was 70%, compared to 71% as of December 31, 2009.

In the year ended December 31, 2010, our vehicle depreciation costs decreased as compared to the prior year period due to improved residual values, a continued move towards a greater proportion of non-program vehicles, mix optimization and improved procurement and remarketing efforts.

For the year ended December 31, 2010, we experienced a 8.5% increase in transaction days versus the prior period in the United States while rental rate revenue per transaction day, or "RPD," decreased 0.1%. During the year ended December 31, 2010, in our European operations, we experienced a 4.1% improvement in transaction days and a 1.4% improvement in our car rental RPD compared to the year ended December 31, 2009.

Since January 1, 2008, we increased the number of our off-airport rental locations in the United States by 22% to approximately 1,930 locations. Revenues from our U.S. off-airport operations represented $1,079.5 million, $953.1 million and $975.9 million of our total car rental revenues in the years ended December 31, 2010, 2009 and 2008, respectively. Our strategy includes selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy also includes increasing penetration in the off-airport market and growing the online leisure market with our Advantage brand, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.

HERC experienced lower rental volumes and pricing worldwide for year ended December 31, 2010 compared to the prior year period as commercial construction markets continued to be suppressed and credit markets for capital expansion remained tight especially in the first half of 2010. Pricing pressures continued as industry fleet levels exceeded demand creating competitive downward movement and irrational actions. Volume and price declines were partly offset by industrial performance and HERC balancing the customer portfolio in this arena.

Our car rental and equipment rental operations are seasonal businesses, with decreased levels of business in the winter months and heightened activity during the spring and summer. We have the ability to dynamically manage fleet capacity, the most significant portion of our cost structure, to meet market demand. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, fleet and staff are decreased accordingly. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements, including efficiency initiatives and the use of our information technology systems, to help manage our variable costs. Approximately two-thirds of our typical annual operating costs represent variable costs, while the remaining one-third is fixed or semi-fixed. We also maintain a flexible workforce, with a significant

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

number of part time and seasonal workers. However, certain operating expenses, including rent, insurance, and administrative overhead, remain fixed and cannot be adjusted for seasonal demand.

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

During 2007 through 2010, we announced several initiatives to improve our competitiveness and industry leadership through targeted job reductions. These initiatives included, but were not limited to, job reductions at our corporate headquarters and back-office operations in the U.S. and Europe. As part of our re-engineering optimization we outsourced selected functions globally. In addition, we streamlined operations and reduced costs by initiating the closure of targeted car rental locations and equipment rental branches throughout the world. The largest of these closures occurred in 2008 which resulted in closures of approximately 250 off-airport locations and 22 branches in our U.S. equipment rental business. These initiatives impacted approximately 12,000 employees.

For the years ended December 31, 2010, 2009 and 2008, our consolidated statement of operations includes restructuring charges relating to various initiatives of $54.7 million, $106.8 million and $216.2 million, respectively.

See Note 12 of the Notes to our consolidated financial statements included in this Annual Report under caption "Item 8—Financial Statements and Supplementary Data."

On April 25, 2010, we entered into a definitive merger agreement, or the "Merger Agreement," under which we agreed to acquire Dollar Thrifty Automotive Group, Inc. or "Dollar Thrifty," subject to certain conditions, including the condition that Dollar Thrifty shareholders vote to adopt the Merger Agreement. The Merger Agreement was subsequently amended on September 10, 2010, to increase the consideration payable by us to Dollar Thrifty stockholders. On September 30, 2010, stockholders of Dollar Thrifty did not vote in favor of the proposal to adopt the Merger Agreement. As a result, on October 1, 2010, we terminated the Merger Agreement. We incurred legal, accounting, financial advisory and other expenses of approximately $21.3 million during the year ended December 31, 2010 in connection with the terminated Dollar Thrifty transaction.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements and changes in these judgments and estimates may impact our future results of operations and financial condition. For additional discussion of our accounting policies, see Note 2 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Revenue Earning Equipment

Our principal assets are revenue earning equipment, which represented approximately 52% of our total assets as of December 31, 2010. Revenue earning equipment consists of vehicles utilized in our car rental operations and equipment utilized in our equipment rental operations. For the year ended December 31, 2010, 55% of the vehicles purchased for our combined U.S. and international car rental fleets were subject to repurchase by automobile manufacturers under contractual repurchase and guaranteed depreciation programs, subject to certain manufacturers' car condition and mileage requirements, at a specific price during a specified time period. These programs limit our residual risk with respect to vehicles purchased under these programs. For all other vehicles, as well as equipment acquired by our equipment rental business, we use historical experience and monitor market conditions to set depreciation rates. When revenue earning equipment is acquired, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage and equipment usage) and the targeted age of equipment at the time of disposal. We also estimate the residual value of the applicable revenue earning equipment at the expected time of disposal. The residual values for rental vehicles are affected by many factors, including make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct). The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded on a straight-line basis over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used vehicle and equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices and incentives offered by manufacturers of new cars. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of revenue earning equipment in response to changing market conditions. Upon disposal of revenue earning equipment, depreciation expense is adjusted for the difference between the net proceeds received and the remaining net book value.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Pensions

Our employee pension costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension costs and obligations. The various employee-related actuarial assumptions (e.g., retirement rates, mortality rates, salary growth) used in determining pension costs and plan liabilities are reviewed periodically by management, assisted by the enrolled actuary, and updated as warranted. The discount rate used to value the pension liabilities and related expenses and the expected rate of return on plan assets are the two most significant assumptions impacting pension expense. The discount rate used is a market-based spot rate as of the valuation date. For the expected return on assets assumption, we use a forward-looking rate that is based on the expected return for each asset class (including the value added by active investment management), weighted by the target asset allocation. The past annualized long-term performance of the Plans' assets has generally exceeded the long-term rate of return assumption. See Note 5 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." For a discussion of the risks associated with our pension plans, see "Item 1A—Risk Factors" in this Annual Report.

Goodwill and Other Intangible Assets

We review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable, and also review goodwill annually. Goodwill impairment is deemed to exist if the carrying value of goodwill exceeds its fair value. Goodwill must be tested at least annually using a two-step process. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. We estimate the fair value of our reporting units using a discounted cash flow methodology. The cash flows represent management's most recent planning assumptions. These assumptions are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings generated by our past restructuring activities. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. A significant decline in the projected cash flows or a change in the weighted average cost of capital used to determine fair value could result in a future goodwill impairment charge.

In the fourth quarter 2010, we performed our annual impairment analysis based upon market data as of October 1, 2010 and concluded that there was no impairment related to our goodwill and our other indefinite-lived intangible assets.

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

We re-evaluate the estimated useful lives of our intangible assets annually or as circumstances change. Those intangible assets considered to have indefinite useful lives, including our trade name, are evaluated for impairment on an annual basis, by comparing the fair value of the intangible assets to their carrying value. Intangible assets with finite useful lives are amortized over their respective estimated

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

useful lives. In addition, whenever events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable, we will perform an impairment review.

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

Derivatives

We periodically enter into cash flow and other hedging transactions to specifically hedge exposure to various risks related to interest rates, fuel prices and foreign currency rates. Derivative financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. All derivatives are recorded on the balance sheet as either assets or liabilities measured at their fair value. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is recognized currently in earnings within the same line item as the hedged item, based upon the nature of the hedged item. For derivative instruments that are not part of a qualified hedging relationship, the changes in their fair value are recognized currently in earnings. The valuation methods used to mark these to market are either market quotes (for fuel swaps and foreign exchange instruments) or a discounted cash flow method (for interest rate swaps and interest rate caps). The key inputs for the discounted cash flow method are the current yield curve and the credit default swap spread. These valuations are subject to change based on movements in items such as the London inter-bank offered rate, or "LIBOR," our credit worthiness and unleaded gasoline and diesel fuel prices.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Stock-Based Compensation

The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award. We estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected term, dividend yield, risk-free interest rate and forfeiture rate. These factors combined with the stock price on the date of grant result in a fixed expense which is recorded on a straight-line basis over the vesting period. The key factors used in the valuation process, other than the forfeiture rate, remained unchanged from the date of grant. Because the stock of Hertz Holdings became publicly traded in November 2006 and has a short trading history, it is not practicable for us to estimate the expected volatility of our share price, or a peer company share price, because there is not sufficient historical information about past volatility. Therefore, we use the calculated value method to estimate the expected volatility, based on the Dow Jones Specialized Consumer Services sub-sector within the consumer services industry, and we use the U.S. large capitalization component, which includes the top 70% of the index universe (by market value). We use the simplified method for estimating the expected term. We believe it is appropriate to continue to use this simplified method because we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time our common stock has been publicly traded. The assumed dividend yield is zero. The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity approximately equal to the expected term of the options, as of the grant dates. The non-cash stock-based compensation expense associated with the Hertz Global Holdings, Inc. Stock Incentive Plan, or the "Stock Incentive Plan," the Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Director Plan," and the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan," are pushed down from Hertz Holdings and recorded on the books at the Hertz level. See Note 6 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Results of Operations

In the following discussion, comparisons are made between the years ended December 31, 2010, 2009 and 2008. The following table sets forth for each of the periods indicated, the percentage of total

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

revenues represented by the various line items in our consolidated statements of operations (in millions of dollars):

				Percentage of Revenues
	Years Ended December 31,			Years Ended December 31,
	2010	2009	2008	2010	2009	2008
Revenues:
Car rental	$6,355.2	$5,872.9	$6,730.4	84.0%	82.7%	79.0%
Equipment rental	1,069.8	1,110.2	1,657.3	14.2	15.6	19.4
Other	137.5	118.4	137.4	1.8	1.7	1.6

Total revenues	7,562.5	7,101.5	8,525.1	100.0	100.0	100.0

Expenses:
Direct operating	4,282.4	4,084.2	4,930.0	56.7	57.5	57.8
Depreciation of revenue earning equipment and lease charges	1,868.1	1,931.4	2,194.2	24.7	27.2	25.8
Selling, general and administrative	664.5	641.1	769.6	8.8	9.0	9.0
Interest expense	773.4	680.3	870.0	10.2	9.6	10.2
Interest and other income, net	(12.3)	(64.5)	(24.8)	(0.2)	(0.9)	(0.3)
Impairment charges	—	—	1,168.9	—	—	13.7

Total expenses	7,576.1	7,272.5	9,907.9	100.2	102.4	116.2

Loss before income taxes	(13.6)	(171.0)	(1,382.8)	(0.2)	(2.4)	(16.2)
(Provision) benefit for taxes on income	(17.0)	59.7	196.9	(0.2)	0.8	2.3

Net loss	(30.6)	(111.3)	(1,185.9)	(0.4)	(1.6)	(13.9)
Noncontrolling interest	(17.4)	(14.7)	(20.8)	(0.2)	(0.2)	(0.2)

Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(48.0)	$(126.0)	$(1,206.7)	(0.6)%	(1.8)%	(14.1)%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for each of the periods indicated:

	Years Ended, or as of December 31,
	2010	2009	2008
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	25,970	24,549	27,400
Domestic	19,101	17,791	19,822
International	6,869	6,758	7,578
Worldwide transaction days (in thousands)(a)	127,159	118,459	128,693
Domestic	86,422	79,644	85,701
International	40,737	38,815	42,992
Worldwide rental rate revenue per transaction day(b)	$43.76	$43.68	$44.31
Domestic	$42.16	$42.20	$42.88
International	$47.15	$46.71	$47.16
Worldwide average number of company-operated cars during the period	445,200	413,500	457,600
Domestic	297,900	274,000	302,200
International	147,300	139,500	155,400
Adjusted pre-tax income (in millions of dollars)(c)	$642.9	$465.3	$289.1
Worldwide revenue earning equipment, net (in millions of dollars)	$7,235.7	$7,019.3	$6,501.4
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$976.1	$1,021.8	$1,475.1
Same store revenue growth (decline), including growth initiatives(e)	(5.4)%	(29.1)%	(5.7)%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,732.6	$2,874.7	$3,369.2
Adjusted pre-tax income (in millions of dollars)(c)	$78.0	$76.4	$272.0
Revenue earning equipment, net (in millions of dollars)	$1,703.7	$1,832.3	$2,190.1

(a)
Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units in the U.S. and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The optional insurance products are packaged within certain negotiated corporate, government and membership programs and within certain retail rates being charged. Based upon these existing programs and rate packages, management believes that these optional insurance products should be consistently included in the daily pricing of car rental transactions. On the other hand, non-rental rate revenue items such as refueling and concession pass-through expense items are driven by factors beyond the control of management (i.e. the price of fuel and the concession fees charged by airports). Additionally, NeverLost units are an optional revenue product which management does not consider to be part of their daily pricing of car rental transactions. The following table reconciles our car rental

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

  revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2009 foreign exchange rates) for the years ended December 31, 2010, 2009 and 2008 (in millions of dollars, except as noted):

	Years Ended December 31,
	2010	2009	2008
Car rental segment revenues	$6,486.2	$5,979.0	$6,858.2
Non-rental rate revenue	(1,043.5)	(905.2)	(1,080.6)
Foreign currency adjustment	121.5	99.9	(75.7)

Rental rate revenue	$5,564.2	$5,173.7	$5,701.9

Transaction days (in thousands)	127,159	118,459	128,693
Rental rate revenue per transaction day (in whole dollars)	$43.76	$43.68	$44.31
(c)
Adjusted pre-tax income is calculated as income (loss) before income taxes plus non-cash purchase accounting charges, non-cash debt charges and certain one-time charges and non-operational items. Adjusted pre-tax income is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects the financial results from ongoing operations. The following table reconciles income (loss) before income taxes by segment to adjusted pre-tax income by segment for the years ended December 31, 2010, 2009 and 2008 (in millions of dollars):

	Year Ended December 31, 2010
	Car Rental	Equipment Rental
Income (loss) before income taxes	$442.8	$(14.6)
Adjustments:
Purchase accounting(1)	37.0	50.1
Non-cash debt charges(2)	133.3	7.5
Restructuring charges	18.1	34.7
Restructuring related charges(3)	11.9	0.3
Derivative gains(4)	(0.2)	—

Adjusted pre-tax income	$642.9	$78.0

	Year Ended December 31, 2009
	Car Rental	Equipment Rental
Income (loss) before income taxes	$190.1	$(20.7)
Adjustments:
Purchase accounting(1)	38.2	49.6
Non-cash debt charges(2)	131.7	9.0
Restructuring charges	58.7	38.2
Restructuring related charges(3)	42.3	0.3
Third-party bankruptcy reserve(5)	4.3	—

Adjusted pre-tax income	$465.3	$76.4

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

	Year Ended December 31, 2008
	Car Rental	Equipment Rental
Loss before income taxes	$(385.3)	$(629.3)
Adjustments:
Purchase accounting(1)	40.2	58.8
Non-cash debt charges(2)	71.1	10.3
Restructuring charges	98.4	103.2
Restructuring related charges(3)	19.5	3.1
Derivative losses(4)	2.2	—
Impairment charges(6)	443.0	725.9

Adjusted pre-tax income	$289.1	$272.0

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

(2)
Represents non-cash debt charges relating to the amortization and write-off of deferred debt financing costs and debt discounts. For the years ended December 31, 2010 and 2009, also includes $68.9 million and $74.6 million, respectively, associated with the amortization of amounts pertaining to the de-designation of the Hertz Vehicle Financing LLC, or "HVF," interest rate swaps as effective hedging instruments. During the year ended December 31, 2008, also includes $11.8 million associated with the ineffectiveness of our HVF interest rate swaps and $30.0 million related to the write-off of deferred financing costs associated with those countries outside the United States as to which take-out asset-based facilities have not been entered into.

(3)
Represents incremental costs incurred directly supporting our business transformation initiatives. Such costs include transition costs incurred in connection with our business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes.

(4)
In 2010, represents the mark-to-market adjustment on our interest rate cap. In 2008, represents unrealized and realized gains and losses on our interest rate swaptions.

(5)
Represents an allowance for uncollectible program car receivables related to a bankrupt European dealer affiliated with a U.S. car manufacturer.

(6)
Represents non-cash impairment charges related to our goodwill, other intangible assets and property and equipment.
(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2009 foreign exchange rates) for the years ended December 31, 2010, 2009 and 2008 (in millions of dollars):

	Years ended December 31,
	2010	2009	2008
Equipment rental segment revenues	$1,070.1	$1,110.9	$1,658.1
Equipment sales and other revenue	(100.1)	(109.8)	(177.8)
Foreign currency adjustment	6.1	20.7	(5.2)

Rental and rental related revenue	$976.1	$1,021.8	$1,475.1

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

(e)
Same store revenue growth or decline is calculated as the year over year change in revenue for locations that are open at the end of the period reported and have been operating under our direction for more than twelve months. The same store revenue amounts are adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

REVENUES

	Years Ended December 31,
(in millions of dollars)	2010	2009	$ Change	% Change
Revenues by Segment:
Car rental	$6,486.2	$5,979.0	$507.2	8.5%
Equipment rental	1,070.1	1,110.9	(40.8)	(3.7)%
Other reconciling items	6.2	11.6	(5.4)	(46.6)%

Total revenues	$7,562.5	$7,101.5	$461.0	6.5%

Car Rental Segment

Revenues from our car rental segment increased 8.5%, primarily as a result of increases in car rental transaction days worldwide of 7.3%, worldwide RPD of 0.2%, airport concession recovery fees of $49.1 million and refueling fees of $43.7 million, partly offset by the effects of foreign currency translation of approximately $18.2 million.

RPD for worldwide car rental for the year ended December 31, 2010 increased 0.2% from 2009, due to an increase in International RPD of 0.9%, partly offset by a decrease in U.S. RPD of 0.1%. The increase in International RPD was primarily driven by an increase in Europe RPD of 1.4%. U.S. off-airport RPD improved by 2.9% and U.S. airport RPD decreased 1.1%. U.S. airport RPD decreased due to the lower RPD that our Advantage brand generates, as well as the competitive pricing environment.

Equipment Rental Segment

Revenues from our equipment rental segment decreased 3.7%, primarily due to a 1.7% decrease in equipment rental volume, a 4.2% decline in pricing and a decrease in equipment sales of $12.3 million, partly offset by the effects of foreign currency translation of approximately $17.3 million. Decreases in equipment rental volume and equipment pricing, were due to continued suppression of commercial construction markets and continued tightening of credit markets for capital expansion, especially in the first half of 2010. Pricing also declined as industry fleet levels exceeded demand.

Other

Revenues from all other sources decreased 46.6%, primarily due to a decrease in revenues from our third-party claim management services.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

EXPENSES

	Years Ended December 31,
(in millions of dollars)	2010	2009	$ Change	% Change
Expenses:
Fleet related expenses	$1,003.2	$880.1	$123.1	14.0%
Personnel related expenses	1,411.2	1,321.3	89.9	6.8%
Other direct operating expenses	1,868.0	1,882.8	(14.8)	(0.8)%

Direct operating	4,282.4	4,084.2	198.2	4.9%
Depreciation of revenue earning equipment and lease charges	1,868.1	1,931.4	(63.3)	(3.3)%
Selling, general and administrative	664.5	641.1	23.4	3.6%
Interest expense	773.4	680.3	93.1	13.7%
Interest and other income, net	(12.3)	(64.5)	52.2	(80.9)%

Total expenses	$7,576.1	$7,272.5	$303.6	4.2%

Total expenses increased 4.2%, and total expenses as a percentage of revenues decreased from 102.4% for the year ended December 31, 2009 to 100.2% for the year ended December 31, 2010.

Direct Operating Expenses

Direct operating expenses increased 4.9% as a result of increases in fleet related expenses and personnel related expenses, partly offset by a decrease in other direct operating expenses.

  Fleet related expenses increased 14.0%. The increase was primarily related to a worldwide rental volume demand which resulted in increases in gasoline costs of $41.5 million, self insurance expense of $33.1 million, vehicle license taxes of $16.5 million and vehicle damage costs of $14.8 million. Equipment maintenance costs and freight costs increased by $13.7 million and $9.0 million, respectively, relating to efforts to maximize the use of our existing fleet.

  Personnel related expenses increased 6.8%. The increase was primarily related to increases in incentive compensation costs of $30.8 million, wages and benefits of $29.1 million, outside services, including transporter wages, of $22.5 million and payroll taxes of $4.8 million. These increases primarily related to improved results in our worldwide car rental operations, as well as additional U.S. off-airport locations and Advantage locations opened during 2010.

  Other direct operating expenses decreased 0.8%. The decrease was primarily related to decreases in restructuring and restructuring related charges of $51.3 million, equipment rental cost of goods sold of $10.9 million, field administrative of $9.2 million, field systems of $7.3 million, equipment rental credit and collections expense of $7.3 million, facility expenses of $6.2 million and customer service costs of $5.1 million. The decreases in fleet related expenses primarily related to disciplined cost management and reductions in equipment rental volume. The decreases in other direct operating expenses were partly offset by increases in commissions of $30.1 million, concession fees in our car rental operations of $27.4 million, charge card fees of $14.0 million and reservation costs of $5.1 million primarily related to improved car rental volume demand.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Depreciation of Revenue Earning Equipment and Lease Charges

Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our car rental segment of $1,594.6 million for the year ended December 31, 2010 decreased 1.2% from $1,614.2 million for the year ended December 31, 2009. The decrease was primarily due to an improvement in certain vehicle residual values and a change in mix of vehicles, partly offset by the effects of foreign currency translation of approximately $9.2 million.

Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our equipment rental segment of $273.5 million for the year ended December 31, 2010 decreased 13.8% from $317.2 million for the year ended December 31, 2009. The decrease was primarily due to a 4.9% reduction in average acquisition cost of rental equipment operated during the period and higher residual values on the disposal of used equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 3.6%, due to increases in advertising, sales promotion expenses and administrative expenses.

  Advertising expenses increased $20.7 million, or 18.3%, primarily due to a new television campaign in the U.S., as well as, a reduction in advertising funding received from third parties.

  Sales promotion expenses increased $1.6 million, or 1.2%, primarily related to the effects of foreign currency translation.

  Administrative expenses increased $1.1 million, or 0.3%, primarily due to increases in legal expenses related to the Dollar Thrifty Automotive Group transaction which has now been terminated, as well as consulting expenses, salaries and related expenses, foreign exchange losses and stock option expense, partly offset by a decrease in restructuring and restructuring related expenses.

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $401.3 million for the year ended December 31, 2010 increased 27.0% from $316.1 million for the year ended December 31, 2009. The increase was primarily due to an increase in the weighted average debt outstanding as a result of an increased fleet size.

Equipment Rental Segment

Interest expense for our equipment rental segment of $39.4 million for the year ended December 31, 2010 decreased 26.1% from $53.3 million for the year ended December 31, 2009. The decrease was primarily due to a reduction in the weighted average debt outstanding as a result of reduced fleet size.

Other

Other interest expense relating to interest on corporate debt of $332.7 million for the year ended December 31, 2010 increased 7.0% from $310.9 million for the year ended December 31, 2009. The increase was primarily due to interest expense on the Convertible Senior Notes issued in May 2009.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Interest and Other Income, Net

Interest and other income, net decreased $52.2 million primarily due to a gain of $48.5 million, net of transaction costs, recorded in connection with the buyback of portions of certain of our Senior Notes and Senior Subordinated Notes in 2009.

ADJUSTED PRE-TAX INCOME

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $642.9 million increased 38.2% from $465.3 million for the year ended December 31, 2009. The increase was primarily due to stronger volumes, increased pricing and disciplined cost management. Adjustments to our car rental segment income before income taxes on a GAAP basis for the years ended December 31, 2010 and 2009, totaled $200.1 million and $275.2 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $78.0 million increased 2.1% from $76.4 million for the year ended December 31, 2009. The increase was primarily due to strong cost management performance and higher residual values on the disposal of used equipment, partly offset by reductions in volume and pricing. Adjustments to our equipment rental segment loss before income taxes on a GAAP basis for the years ended December 31, 2010 and 2009, totaled $92.6 million and $97.1 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments.

(PROVISION) BENEFIT FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS AND NET LOSS ATTRIBUTABLE TO HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES' COMMON STOCKHOLDERS

	Years Ended December 31,
(in millions of dollars)	2010	2009	$ Change	% Change
Loss before income taxes	$(13.6)	$(171.0)	$157.4	(92.1)%
(Provision) benefit for taxes on income	(17.0)	59.7	(76.7)	(128.6)%

Net loss	(30.6)	(111.3)	80.7	(72.5)%
Less: Net income attributable to noncontrolling interests	(17.4)	(14.7)	(2.7)	18.4%

Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(48.0)	$(126.0)	$78.0	(61.9)%

(Provision) Benefit for Taxes on Income

The effective tax rate for the year ended December 31, 2010 was (125.6)% as compared to 34.9% in the year ended December 31, 2009. The negative effective tax rate in 2010 is primarily due to a lower loss before income taxes in 2010, valuation allowances for losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized and differences in foreign tax rates versus the U.S. Federal tax rate. See Note 8 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased 18.4% due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Net Loss Attributable to Hertz Global Holdings, Inc. and Subsidiaries' Common Stockholders

The net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders decreased 61.9% primarily due to higher rental volume and increased pricing in our worldwide car rental operations, improved residual values on the disposal of used equipment and certain vehicles and disciplined cost management, partly offset by lower rental volume and pricing in our worldwide equipment rental operations. The impact of changes in exchange rates on net loss was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

REVENUES

	Years Ended December 31,
(in millions of dollars)	2009	2008	$ Change	% Change
Revenues by Segment:
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

EXPENSES

	Years Ended December 31,
(in millions of dollars)	2009	2008	$ Change	% Change
Expenses:
Fleet related expenses	$880.1	$1,210.9	$(330.8)	(27.3)%
Personnel related expenses	1,321.3	1,560.1	(238.8)	(15.3)%
Other direct operating expenses	1,882.8	2,159.0	(276.2)	(12.8)%

Direct operating	4,084.2	4,930.0	(845.8)	(17.2)%
Depreciation of revenue earning equipment and lease charges	1,931.4	2,194.2	(262.8)	(12.0)%
Selling, general and administrative	641.1	769.6	(128.5)	(16.7)%
Interest expense	680.3	870.0	(189.7)	(21.8)%
Interest and other income, net	(64.5)	(24.8)	(39.7)	160.1%
Impairment charges	—	1,168.9	(1,168.9)	(100.0)%

Total expenses	$7,272.5	$9,907.9	$(2,635.4)	(26.6)%

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Depreciation of Revenue Earning Equipment and Lease Charges

Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our car rental segment of $1,614.2 million for the year ended December 31, 2009 decreased 12.5% from $1,843.8 million for the year ended December 31, 2008. The decrease was primarily due to a reduction in average fleet operated, higher net proceeds received in excess of book value on the disposal of used vehicles and the effects of foreign currency translation of approximately $42.8 million, partly offset by a $13.2 million net increase in depreciation in certain of our car rental operations resulting from changes in depreciation rates to reflect the estimated residual value of vehicles.

Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our equipment rental segment of $317.2 million for the year ended December 31, 2009 decreased 9.5% from $350.4 million for the year ended December 31, 2008. The decrease was primarily due to a 14.7% reduction in average acquisition cost of rental equipment operated during the period and the effects of foreign currency translation of approximately $6.2 million, partly offset by lower net proceeds received in excess of book value on the disposal of used equipment and a $6.1 million net increase in depreciation in certain of our equipment rental operations resulting from changes in depreciation rates to reflect the estimated residual value of equipment.

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

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $316.1 million for the year ended December 31, 2009 decreased 30.1% from $452.4 million for the year ended December 31, 2008. The decrease was primarily due to a decrease in weighted average interest rate on our borrowings and a decrease in the weighted average debt outstanding due to a reduction in revenue earning equipment.

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

Interest and Other Income, Net

Interest and other income, net increased $39.7 million due to a gain of $48.5 million, net of transaction costs recorded in connection with the buyback of portions of certain of our Senior Notes and Senior Subordinated Notes, partly offset by a decrease in interest income of $8.8 million. The decrease in interest income related to lower cash balances and interest rates during the period, partly offset by interest income received in connection with a value added tax reclaim in the United Kingdom.

Impairment Charges

Impairment charges represent non-cash impairment charges incurred during the fourth quarter of 2008 relating to our goodwill, other intangible assets and property and equipment.

ADJUSTED PRE-TAX INCOME

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $465.3 million increased 60.9% from $289.1 million for the year ended December 31, 2008. The increase was primarily due to strong cost management performance, lower overall fleet costs and staffing/wage levels commensurate with rental volumes. Adjustments to our car rental segment income before income taxes on a GAAP basis for the years ended December 31, 2009 and 2008, totaled $275.2 million and $674.4 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $76.4 million decreased 71.9% from $272.0 million for the year ended December 31, 2008. The decrease was primarily due to reductions in volume and pricing and lower net proceeds received in excess of book value on the disposal of used equipment, partly offset by strong cost management performance. Adjustments to our equipment rental segment income before income taxes on a GAAP basis for the years ended December 31, 2009 and 2008, totaled $97.1 million and $901.3 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments.

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

BENEFIT FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS AND NET LOSS ATTRIBUTABLE TO HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES' COMMON STOCKHOLDERS

	Years Ended December 31,
(in millions of dollars)	2009	2008	$ Change	% Change
Loss before income taxes	$(171.0)	$(1,382.8)	$1,211.8	(87.6)%
Benefit for taxes on income	59.7	196.9	(137.2)	(69.7)%

Net loss	(111.3)	(1,185.9)	1,074.6	(90.6)%
Less: Net income attributable to noncontrolling interests	(14.7)	(20.8)	6.1	(29.4)%

Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(126.0)	$(1,206.7)	$1,080.7	(89.6)%

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

Net Loss Attributable to Hertz Global Holdings, Inc. and Subsidiaries' Common Stockholders

The net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders decreased 89.6% primarily due to the impairment of our goodwill, other intangible assets and property and equipment in 2008 and strong cost management performance, partly offset by lower rental volume and pricing in our worldwide car and equipment rental operations, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on the net loss was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Our domestic and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States and internationally.

Cash Flows

As of December 31, 2010, we had cash and cash equivalents of $2,374.2 million, an increase of $1,388.5 million from December 31, 2009. The following table summarizes the change:

	Years Ended December 31,
				2010 vs. 2009 $ Change	2009 vs. 2008 $ Change
(in millions of dollars)	2010	2009	2008
Cash provided by (used in):
Operating activities	$2,208.7	$1,693.3	$2,435.7	$515.4	$(742.4)
Investing activities	(943.6)	(1,208.0)	(1,799.8)	264.4	591.8
Financing activities	133.7	(129.1)	(695.3)	262.8	566.2
Effect of exchange rate changes	(10.3)	35.2	(76.5)	(45.5)	111.7

Net change in cash and cash equivalents	$1,388.5	$391.4	$(135.9)	$997.1	$527.3

During the year ended December 31, 2010, we generated $515.4 million more cash from operating activities compared with the same period in 2009. The increase was primarily due to a change in accounts payable driven by effective management of vendor terms taken in 2010, a change in accrued liabilities due to cash payments in 2009 relating to the buydown of our rate on our interest rate swaps as well as increased restructuring payments in 2009 and an increase in net income before depreciation, amortization and other non-cash expenses. During the year ended December 31, 2009, we generated $742.4 million less of cash from operating activities compared with the same period in 2008. The decrease was primarily driven by a decrease in net income before depreciation, amortization, non-cash impairment charges and other non-cash expenses as well as a significant change in accounts payable driven by effective management of vendor terms taken in late 2008 and an increase in cash payments relating to the buydown of our rate on our interest rate swaps and restructuring.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. During the year ended December 31, 2010, we used $264.4 million less cash for investing activities compared with the same period in 2009. The decrease in the use of funds was primarily due to an increase in proceeds from the disposal of revenue earning equipment, partly offset by an increase in revenue earning equipment expenditures, the year-over-year change in restricted cash and cash equivalents and an increase in property and equipment expenditures. The increase in revenue earning equipment expenditures and in proceeds from the disposal of revenue earning equipment was related to higher car rental volumes and a general improvement in the car rental market. As of December 31, 2010 and 2009, we had $207.6 million and $365.2 million, respectively, of restricted cash and cash equivalents to be used for the purchase of revenue earning vehicles and other specified uses under our fleet financing facilities, our Like Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. The decrease in restricted cash and cash equivalents of $157.6 million from December 31, 2009, primarily related to the timing of purchases and sales of revenue earning vehicles and also due to the temporary suspension of our U.S. car rental LKE program. The suspension of the U.S. car rental LKE program enabled us to build liquidity in anticipation of future growth initiatives. See "Income Taxes" below. During the year ended December 31, 2009, we used $591.8 million less of cash for investing activities compared with the same

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

period in 2008. The decrease is primarily due to a reduction in revenue earning equipment expenditures and the year-over-year change in restricted cash and cash equivalents, partly offset by a decrease in proceeds from the disposal of revenue earning equipment.

During the year ended December 31, 2010, we generated $262.8 million more cash from financing activities compared with the same period in 2009. The increase was primarily due to increases in net proceeds under the revolving lines of credit and proceeds from the issuance of long-term debt (includes $700 million Senior Notes issued in September 2010 and $500 million Senior Notes issued in December 2010), partly offset by the payment of long-term debt and short-term borrowings and prior year's proceeds from the sale of common stock and convertible debt offering. During the year ended December 31, 2009, we used $566.2 million less cash for financing activities compared with the same period in 2008. The decrease is primarily due to increases in proceeds from the issuance of long-term debt, sale of common stock and debt offering, partly offset by increases in payments under revolving lines of credit, net and payment of long-term debt.

Capital Expenditures

The tables below set forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds, on a cash basis consistent with our consolidated statements of cash flows, by quarter for 2010, 2009 and 2008 (in millions of dollars).

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2010
First Quarter	$2,214.5	$(1,606.4)	$608.1	$51.3	$(6.7)	$44.6
Second Quarter	3,215.4	(1,836.8)	1,378.6	40.7	(8.5)	32.2
Third Quarter	1,714.5	(1,702.8)	11.7	42.3	(10.3)	32.0
Fourth Quarter	1,296.5	(2,372.4)	(1,075.9)	44.9	(13.4)	31.5

Total Year	$8,440.9	$(7,518.4)	$922.5	$179.2	$(38.9)	$140.3

2009
First Quarter	$1,399.6	$(2,045.1)	$(645.5)	$26.7	$(5.2)	$21.5
Second Quarter	2,140.9	(1,195.1)	945.8	21.6	0.2	21.8
Third Quarter	1,654.0	(986.6)	667.4	20.7	(1.1)	19.6
Fourth Quarter	2,332.8	(1,879.8)	453.0	31.7	(17.6)	14.1

Total Year	$7,527.3	$(6,106.6)	$1,420.7	$100.7	$(23.7)	$77.0

2008
First Quarter	$2,451.0	$(2,057.5)	$393.5	$48.2	$(34.5)	$13.7
Second Quarter	3,626.4	(2,190.6)	1,435.8	47.8	(13.6)	34.2
Third Quarter	2,811.5	(1,846.4)	965.1	56.8	(14.2)	42.6
Fourth Quarter	1,262.1	(2,525.2)	(1,263.1)	41.0	(6.2)	34.8

Total Year	$10,151.0	$(8,619.7)	$1,531.3	$193.8	$(68.5)	$125.3

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

	Years Ended December 31,
	2010	2009	2008
Revenue earning equipment expenditures:
Car rental	$8,274.1	$7,442.3	$9,838.7
Equipment rental	166.8	85.0	312.3

Total	$8,440.9	$7,527.3	$10,151.0

Revenue earning equipment expenditures in our car rental and equipment rental operations for the year ended December 31, 2010 increased by 11.2% and 96.2%, respectively, compared to the year ended December 31, 2009. The increase in our car rental revenue earning equipment expenditures was primarily due to higher rental volumes during the year ended December 31, 2010 as compared to the year ended December 31, 2009, which required us to increase fleet levels. The increase in our equipment rental operations revenue earning equipment expenditures is primarily due to an improvement in the economic conditions during the second half of the year ended December 31, 2010.

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

	Years Ended December 31,
	2010	2009	2008
Property and equipment expenditures:
Car rental	$156.0	$90.8	$139.8
Equipment rental	19.3	9.4	44.4
Other	3.9	0.5	9.6

Total	$179.2	$100.7	$193.8

Property and equipment expenditures in our car rental operations, equipment rental operations and for all other activities for the year ended December 31, 2010 increased by $65.2 million, $9.9 million and $3.4 million, respectively, compared to the year ended December 31, 2009. The car rental increase is a result of increased car rental volumes, an improvement in the economic conditions during the year, as well as, the opening of new off-airport locations. Property and equipment expenditures in our car rental operations, equipment rental operations and for all other activities for the year ended December 31, 2009 decreased by $49.0 million, $35.0 million and $9.1 million, respectively, compared to the year ended December 31, 2008. These decreases are a result of managing our capital expenditures during the economic downturn.

Financing

Our primary liquidity needs include servicing of corporate and fleet related debt, the payment of operating expenses and purchases of rental vehicles and equipment to be used in our operations. Our primary sources of funding are operating revenue, cash received on the disposal of vehicles and

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

equipment, borrowings under our asset-backed securitizations and our asset-based revolving credit facilities and access to the credit markets generally.

As of December 31, 2010, we had $11,306.4 million of total indebtedness outstanding. Cash paid for interest during the year ended December 31, 2010, was $533.0 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of December 31, 2010 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet debt. For a description of these amounts, see Note 4 to the Notes to our consolidated financial statements included in this Annual Report under caption "Item 8—Financial Statements and Supplementary Data."

We have a significant amount of debt that will mature over the next several years. The aggregate amounts of maturities of debt for each of the twelve-month periods ending December 31 (in millions of dollars) are as follows:

2011	$5,067.5	(including $3,277.1 of other short-term borrowings)
2012	$1,813.0
2013	$462.1
2014	$1,436.1
2015	$1,182.8
After 2015	$1,468.1

Our short-term borrowings as of December 31, 2010 include, among other items, the amounts outstanding under the European Securitization, Australian Securitization, U.S. Fleet Financing Facility, Brazilian Fleet Financing Facility, Canadian Securitization, Capitalized Leases and European Revolving Credit Facility. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. Short-term borrowings also include the Convertible Senior Notes which became convertible on January 1, 2011.

In January 2011, Hertz redeemed in full its outstanding ($518.5 million principal amount) 10.5% Senior Subordinated Notes due 2016 which resulted in premiums paid of $27.2 million and the write-off of unamortized debt costs of $8.6 million. In January and February 2011, Hertz redeemed $1,105 million principal amount of its outstanding 8.875% Senior Notes due 2014 which resulted in premiums paid of $24.5 million and the write-off of unamortized debt costs of $14.4 million. We used the proceeds from the September 2010 issuance of $700 million aggregate principal amount of 7.50% Senior Notes, the December 2010 issuance of $500 million aggregate principal amount of 7.375% Senior Notes and the February 2011 issuance of $500 million aggregate principal amount of 6.75% Senior Notes for these redemptions. The redeemed 10.5% Senior Subordinated Notes and portion of the 8.875% Senior Notes have been included in the 2011 maturities in the table above.

The agreements governing our indebtedness require us to comply with certain covenants. Our failure to comply with the obligations contained in any agreements governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt becoming immediately due and payable and could further result in a cross default or cross acceleration of our debt issued under other instruments.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

As a result of our successful refinancing efforts in 2009 and 2010 and the strategic cost reduction actions taken in the past, we believe that we will remain in compliance with our debt covenants and that cash generated from operations, together with amounts available under various facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next twelve months.

For further information on our indebtedness, see Note 4 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

A significant number of cars that we purchase are subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, car manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition and mileage requirements. We use book values derived from this specified price or guaranteed depreciation rate to calculate financing capacity under certain asset-backed and asset-based financing arrangements.

In the event of a bankruptcy of a car manufacturer, our liquidity would be impacted by several factors including reductions in fleet residual values and the risk that we would be unable to collect outstanding receivables due to us from such bankrupt manufacturer. In addition, the program cars manufactured by any such company would need to be removed from our fleet or re-designated as non-program vehicles, which would require us to furnish additional credit enhancement associated with these program vehicles. For a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed and asset-based financing, see "Item 1A—Risk Factors" included in this Annual Report.

We rely significantly on asset-backed and asset-based financing arrangements to purchase cars for our domestic and international car rental fleet. The amount of financing available to us pursuant to these programs depends on a number of factors, many of which are outside our control, including recently adopted legislation, proposed SEC rules and regulations and other legislative and administrative developments. In this regard, there has been uncertainty regarding the potential impact of recently proposed SEC rules and regulations governing the issuance of asset-backed securities and additional requirements contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act. While we will continue to monitor these developments and their impact on our ABS program, the SEC rules and regulations, once adopted and implemented, may impact our ability and/or desire to engage in asset-backed financings in the future. For further information concerning our asset-backed financing programs and our indebtedness, see Note 4 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." For a discussion of the risks associated with our reliance on asset-backed and asset-based financing and the significant amount of indebtedness, see "Item 1A—Risk Factors" in this Annual Report.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally changing the nature of their business, make capital expenditures, or engage in certain transactions with certain affiliates. Some

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

of these agreements also require the maintenance of certain financial covenants. As of December 31, 2010, we were in compliance with all of these financial covenants.

Under the Senior Term Facility, the Hertz credit group is subject to financial covenants, including a requirement to maintain a specified leverage ratio and a specified Corporate EBITDA to interest coverage ratio for specified periods. Under the Senior ABL Facility, if the borrowers fail to maintain a specified minimum level of borrowing base availability, the Hertz credit group will then be subject to financial covenants under such facility, including a specified debt to Corporate EBITDA leverage ratio and a specified fixed charge coverage ratio. The "Hertz credit group" refers to Hertz and its subsidiaries. As of December 31, 2010, Hertz was required under the Senior Term Facility to have a leverage ratio of not more than 4.75:1 and an interest coverage ratio of not less than 2.25:1. In addition, under our Senior ABL Facility, if there was less than $200.0 million of available borrowing capacity under that facility as of December 31, 2010, Hertz was required to have a leverage ratio of not more than 4.75:1 and a fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. Under the Senior Term Facility, as of December 31, 2010, we had a leverage ratio of 4.42:1 and an interest coverage ratio of 3.50:1. Our leverage ratio as of December 31, 2010 has increased over the prior year as a result of the timing of corporate debt issuances in late 2010 which were used to redeem other corporate debt in early 2011. Since we had maintained sufficient borrowing capacity under our Senior ABL Facility as of December 31, 2010, and expect to maintain such capacity in the future, the fixed charge coverage ratio was not deemed relevant for presentation. "EBITDA" means consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation and amortization and "Corporate EBITDA" means "EBITDA" as that term is defined under Hertz's Senior Credit Facilities, which is generally consolidated net income before net interest expense (other than interest expense relating to certain fleet debt), consolidated income taxes, consolidated depreciation (other than depreciation related to the car rental fleet) and amortization and before certain other items, in each case as more fully described in the agreements governing Hertz's Senior Credit Facilities. In addition to the borrowings under our Senior Credit Facilities, we have a significant amount of additional debt outstanding. For further information on the terms of our Senior Credit Facilities as well as our significant amount of debt outstanding, see Note 4 to the Notes to our consolidated financial statements included in this Annual Report under caption "Item 8—Financial Statements and Supplementary Data." For a discussion of the risks associated with our significant indebtedness, see "Item 1A—Risk Factors" in this Annual Report.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Borrowing Capacity and Availability

As of December 31, 2010, the following facilities were available for our use (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,467.2	$795.8

Total Corporate Debt	1,467.2	795.8

Fleet Debt
U.S. Fleet Variable Funding Notes	615.1	88.1
U.S. Fleet Financing Facility	2.0	2.0
European Revolving Credit Facility	121.5	121.5
European Securitization	253.4	71.3
Canadian Securitization	144.4	11.2
Australian Securitization	71.2	10.0
Brazilian Fleet Financing Facility	0.9	—
Capitalized Leases	82.9	—

Total Fleet Debt	1,291.4	304.1

Total	$2,758.6	$1,099.9

Our borrowing capacity and availability primarily comes from our "revolving credit facilities," which are a combination of asset-backed securitization facilities and asset-based revolving credit facilities. Creditors under each of our revolving credit facilities have a claim on a specific pool of assets as collateral. Our ability to borrow under each revolving credit facility is a function of, among other things, the value of the assets in the relevant collateral pool. We refer to the amount of debt we can borrow given a certain pool of assets as the "borrowing base."

We refer to "Remaining Capacity" as the maximum principal amount of debt permitted to be outstanding under the respective facility (i.e., the amount of debt we could borrow assuming we possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under such facility.

We refer to "Availability Under Borrowing Base Limitation" and "borrowing base availability" as the lower of Remaining Capacity or the borrowing base less the principal amount of debt then-outstanding under such facility (i.e., the amount of debt we could borrow given the collateral we possess at such time).

As of December 31, 2010, the Senior Term Facility had approximately $54.5 million available under the letter of credit facility and the Senior ABL Facility had $282.2 million available under the letter of credit facility sublimit.

Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.

Some of these special purpose entities are consolidated variable interest entities, of which Hertz is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

International, Ltd.'s subsidiaries. As of December 31, 2010 and 2009, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of loans receivable and revenue earning equipment of $652.1 million and $819.0 million, respectively, and total liabilities primarily comprised of debt of $651.6 million and $818.8 million, respectively.

Contractual Obligations

The following table details the contractual cash obligations for debt and related interest payable, operating leases and concession agreements, liability for uncertain tax positions and related interest and other purchase obligations as of December 31, 2010 (in millions of dollars):

		Payments Due by Period
	Total	2011	2012 to 2013	2014 to 2015	After 2015	All Other
Debt(1)	$11,429.6	$5,067.5	$2,275.1	$2,618.9	$1,468.1	$—
Interest on debt(2)	2,016.7	480.3	819.0	350.0	367.4	—
Operating leases and concession agreements(3)	1,997.7	447.4	665.4	359.4	525.5	—
Uncertain tax positions liability and interest(4)	26.8	—	—	—	—	26.8
Purchase obligations(5)	4,492.7	4,463.9	20.7	5.6	2.5	—

Total	$19,963.5	$10,459.1	$3,780.2	$3,333.9	$2,363.5	$26.8

(1)
Amounts represent aggregate debt obligations included in "Debt" in our consolidated balance sheet and include $3,277.1 million of other short-term borrowings. See Note 4 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Our short-term borrowings as of December 31, 2010 include, among other items, the amounts outstanding under the European Securitization, Australian Securitization, U.S. Fleet Financing Facility, Brazilian Fleet Financing Facility, Canadian Securitization, Capitalized Leases and European Revolving Credit Facility. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. Short-term borrowings also include the Convertible Senior Notes which became convertible on January 1, 2011.

In January 2011, Hertz redeemed in full its outstanding ($518.5 million principal amount) 10.5% Senior Subordinated Notes due 2016 which resulted in premiums paid of $27.2 million and the write-off of unamortized debt costs of $8.6 million. In January and February 2011, Hertz redeemed $1,105 million principal amount of its outstanding 8.875% Senior Notes due 2014 which resulted in premiums paid of $24.5 million and the write-off of unamortized debt costs of $14.4 million. The redeemed 10.5% Senior Subordinated Notes and portion of the 8.875% Senior Notes have been included in the 2011 maturities in the table above.

(2)
Amounts represent the estimated interest payments based on the principal amounts, minimum non-cancelable maturity dates and applicable interest rates on the debt at December 31, 2010. The minimum non-cancelable obligations under the U.S. Fleet Variable Funding Notes, Senior ABL Facility, U.S. Fleet Financing Facility, European Revolving Credit Facility, European Securitization, Canadian Securitization, Australian Securitization and Brazilian Fleet Financing Facility mature between February 2011 and June 2013.

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

(4)
As of December 31, 2010, represents our liability for uncertain tax positions and related net accrued interest and penalties of $25.0 million and $1.8 million, respectively. We are unable to reasonably estimate the timing of our uncertain tax positions liability and interest and penalty payments in individual years beyond twelve months due to uncertainties in the timing of the effective settlement of tax positions. See Note 8 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

(5)
Purchase obligations represent agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts, which state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Of the total purchase obligations as of December 31, 2010, $4,373.5 million represent fleet purchases where contracts have been signed or are pending with committed orders under the terms of such arrangements. We do not regard our employment relationships with our employees as "agreements to purchase services" for these purposes.

The table excludes our pension and other postretirement benefit obligations. We contributed $54.2 million to our U.S. pension plan during 2010 and expect to contribute between $45 million and $90 million to our U.S. pension plan during 2011. The level of 2011 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation. See Note 5 of the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Off-Balance Sheet Commitments and Arrangements

As of December 31, 2010 and December 31, 2009, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our consolidated financial statements. As of December 31, 2010 and 2009, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our consolidated balance sheets in "Other accrued liabilities" were $1.6 million and $2.0 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Risk Management

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see "Item 1—Business—Risk Management" in this Annual Report.

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

Interest Rate Risk

From time to time, we may enter into interest rate swap agreements and/or interest rate cap agreements to manage interest rate risk. See Notes 4 and 13 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

We have a significant amount of debt with variable rates of interest based generally on LIBOR, Euro inter-bank offered rate, or "EURIBOR," or their equivalents for local currencies or bank conduit commercial paper rates plus an applicable margin. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. See Note 4 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

point in interest rates on our debt portfolio as of December 31, 2010, our net loss would increase by an estimated $10.8 million over a twelve-month period.

Consistent with the terms of the agreements governing the respective debt obligations, we may hedge a portion of the floating rate interest exposure under the various debt facilities to provide protection in respect of such exposure.

Foreign Currency Risk

We have foreign currency exposure to exchange rate fluctuations worldwide and primarily with respect to the Euro, Canadian dollar, Australian dollar and British pound.

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

On October 1, 2006, we designated our 7.875% Senior Notes due 2014 as an effective net investment hedge of our Euro-denominated net investment in our international operations.

For the year ended December 31, 2010, our consolidated statement of operations contained realized and unrealized losses relating to the effects of foreign currency of $6.2 million.

See Note 13 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Other Risks

We purchase unleaded gasoline and diesel fuel at prevailing market rates. In January 2009, we began a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. For the year ended December 31, 2010, we recognized a gain of $2.8 million in "Direct operating" on our consolidated statement of operations relating to our gasoline swaps. See Note 13 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Income Taxes

In January 2006, we implemented a LKE Program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes for fiscal years 2007, 2008 and 2009 and part of 2010. A LKE Program for HERC has also been in place for several years. The program allows tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. Over the last few years, for strategic purposes, such as cash management and fleet reduction, we have recognized some taxable gains in the program. In 2009, the bankruptcy filing of an original equipment manufacturer, or "OEM," also resulted in minimal gain recognition. We had sufficient net operating losses to fully offset the taxable gains recognized. We cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the programs will remain in its current form. An extended reduction in our car rental fleet could result in reduced deferrals in the future, which in turn could require us to make material cash payments for federal and state income tax liabilities. Our inability to obtain replacement financing as our fleet financing facilities mature would likely result in an extended reduction in the fleet. In the event of an extended fleet reduction, we believe the likelihood of making material cash tax payments in the near future is low because of our significant net operating losses. In August 2010, we elected to temporarily suspend the U.S. car rental LKE Program allowing cash proceeds from sales of vehicles to be utilized for various business purposes, one being building liquidity in anticipation of future growth initiatives. In addition, new tax legislation effective September 2010 through December 2011 enables us to temporarily suspend the LKE Program with an expected neutral effect on our federal net operating loss position for U.S. tax purposes.

For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see "Item 1A—Risk Factors" included in this Annual Report.

On January 1, 2009, Bank of America acquired Merrill Lynch & Co., Inc., the parent company of BAMLCP. Accordingly, Bank of America is now an indirect beneficial owner of our common stock held by BAMLCP and certain of its affiliates. For U.S. income tax purposes the transaction, when combined with other unrelated transactions during the previous 36 months, resulted in a change in control as that term is defined in Section 382 of the Internal Revenue Code. Consequently, utilization of all pre-2009 U.S. net operating losses is subject to an annual limitation. The limitation is not expected to result in a loss of net operating losses or have a material adverse impact on taxes.

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 5 of the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." Our 2010 worldwide pre-tax pension expense was approximately $32.2 million, which is a decrease of $3.7 million from 2009. The decrease in expense compared to 2009 is primarily due to higher expected return on assets based on higher asset values.

The funded status (i.e., the dollar amount by which the projected benefit obligations exceeded the market value of pension plan assets) of our U.S. qualified plan, in which most domestic employees

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

participate, improved as of December 31, 2010, compared with December 31, 2009 because asset values increased due to gains in the securities markets. We contributed $54.2 million to our U.S. pension plan during 2010 and expect to contribute between $45 million and $90 million to our U.S. pension plan during 2011. These contributions are necessary primarily because of the plans under funded status.

We participate in various "multiemployer" pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. Some multiemployer plans, including one in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability. For a discussion of the risks associated with our pension plans, see "Item 1A—Risk Factors" in this Annual Report.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hertz Global Holdings, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 25, 2011

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$2,374,170	$985,642
Restricted cash and cash equivalents	207,576	365,159
Receivables, less allowance for doubtful accounts of $19,708 and $21,268	1,356,553	1,325,332
Inventories, at lower of cost or market	87,429	93,415
Prepaid expenses and other assets	352,782	300,125
Revenue earning equipment, at cost:
Cars	8,435,077	8,205,579
Less accumulated depreciation	(1,199,355)	(1,186,299)
Other equipment	2,756,101	2,582,029
Less accumulated depreciation	(1,052,414)	(749,724)

Total revenue earning equipment	8,939,409	8,851,585

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,071,987	1,023,891
Service equipment and other	900,271	838,906

	1,972,258	1,862,797
Less accumulated depreciation	(808,689)	(674,668)

Total property and equipment	1,163,569	1,188,129

Other intangible assets, net	2,550,559	2,597,682
Goodwill	300,174	295,350

Total assets	$17,332,221	$16,002,419

LIABILITIES AND EQUITY
Accounts payable	$944,973	$658,671
Accrued salaries and other compensation	439,217	465,281
Other accrued liabilities	630,865	559,541
Accrued taxes	108,940	108,356
Debt	11,306,429	10,364,367
Public liability and property damage	278,685	277,828
Deferred taxes on income	1,491,789	1,470,934

Total liabilities	15,200,898	13,904,978

Commitments and contingencies
Equity:
Hertz Global Holdings Inc. and Subsidiaries stockholders' equity
Preferred Stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 413,462,889 and 410,245,225 shares issued and outstanding	4,135	4,102
Additional paid-in capital	3,183,225	3,141,695
Accumulated deficit	(1,110,362)	(1,062,318)
Accumulated other comprehensive income (loss)	37,823	(3,331)

Total Hertz Global Holdings, Inc. and Subsidiaries stockholders' equity	2,114,821	2,080,148
Noncontrolling interest	16,502	17,293

Total equity	2,131,323	2,097,441

Total liabilities and equity	$17,332,221	$16,002,419

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, except share and per share data)

	Years ended December 31,
	2010	2009	2008
Revenues:
Car rental	$6,355,205	$5,872,905	$6,730,349
Equipment rental	1,069,820	1,110,243	1,657,277
Other	137,509	118,359	137,429

Total revenues	7,562,534	7,101,507	8,525,055

Expenses:
Direct operating	4,282,351	4,084,176	4,930,018
Depreciation of revenue earning equipment and lease charges	1,868,147	1,931,358	2,194,164
Selling, general and administrative	664,512	641,148	769,632
Interest expense	773,427	680,273	869,950
Interest and other income, net	(12,310)	(64,439)	(24,802)
Impairment charges	—	—	1,168,900

Total expenses	7,576,127	7,272,516	9,907,862

Loss before income taxes	(13,593)	(171,009)	(1,382,807)
(Provision) benefit for taxes on income	(17,068)	59,666	196,847

Net loss	(30,661)	(111,343)	(1,185,960)
Less: Net income attributable to noncontrolling interest	(17,383)	(14,679)	(20,786)

Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(48,044)	$(126,022)	$(1,206,746)

Weighted average shares outstanding (in thousands)
Basic	411,941	371,456	322,701
Diluted	411,941	371,456	322,701
Loss per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders:
Basic	$(0.12)	$(0.34)	$(3.74)
Diluted	$(0.12)	$(0.34)	$(3.74)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands of Dollars, except share data)

		Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Preferred Stock			Additional Paid-In Capital			Non- controlling Interest	Total Equity
		Shares	Amount
Balance at:
December 31, 2007	$—	321,862,083	$3,219	$2,469,213	$270,450	$170,507	$21,028	$2,934,417
Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					(1,206,746)			(1,206,746)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $(28,429)						(44,012)		(44,012)
Translation adjustment changes, net of tax of $(7,606)						(163,359)		(163,359)
Unrealized holding gains on securities, net of tax of $6						120		120
Unrealized gain on Euro-denominated debt, net of tax of $5,665						12,116		12,116
Defined benefit pension plans:
Amortization or settlement recognition of net gain						505		505
Net loss arising during the period						(114,279)		(114,279)
Income tax related to defined pension plans						38,267		38,267

Defined benefit pension plans, net						(75,507)		(75,507)

Total Comprehensive Loss								(1,477,388)

Dividend payment to noncontrolling interest							(24,150)	(24,150)
Net income relating to noncontrolling interest							20,786	20,786
Stock-based employee compensation charges, net of tax of $643				27,380				27,380
Exercise of stock options		1,086,360	11	6,743				6,754
Common shares issued to Directors		38,856		243				243
Phantom shares issued to Directors				150				150
Proceeds from disgorgement of stockholder short-swing profits, net of tax of $48				90				90

December 31, 2008	—	322,987,299	3,230	2,503,819	(936,296)	(100,135)	17,664	1,488,282
Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					(126,022)			(126,022)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $(25,555)						39,852		39,852
Translation adjustment changes, net of tax of $3,100						77,528		77,528
Unrealized holding losses on securities, net of tax of $0						(20)		(20)
Unrealized loss on Euro-denominated debt, net of tax of $5,182						(3,509)		(3,509)
Defined benefit pension plans:
Amortization or settlement recognition of net gain						1,132		1,132
Net loss arising during the period						(31,864)		(31,864)
Income tax related to defined pension plans						13,685		13,685

Defined benefit pension plans, net						(17,047)		(17,047)

Total Comprehensive Loss								(29,218)

Dividend payment to noncontrolling interest							(15,050)	(15,050)
Net income relating to noncontrolling interest							14,679	14,679
Proceeds from sale of common stock		85,001,182	850	527,908				528,758
Proceeds from sale of Convertible Senior Notes, net of tax of $46,204				68,140				68,140
Employee stock purchase plan		513,638	5	2,818				2,823
Net settlement on vesting of restricted stock		402,593	4	(2,223)				(2,219)
Stock-based employee compensation charges, net of tax of $0				35,464				35,464
Exercise of stock options		1,158,892	12	5,330				5,342
Common shares issued to Directors		181,621	1	245				246
Phantom shares issued to Directors				182				182
Proceeds from disgorgement of stockholder short-swing profits, net of tax of $7				12				12

December 31, 2009	$—	410,245,225	$4,102	$3,141,695	$(1,062,318)	$(3,331)	$17,293	$2,097,441

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In Thousands of Dollars, except share data)

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Preferred Stock			Additional Paid-In Capital	Accumulated Deficit		Non- controlling Interest	Total Equity
		Shares	Amount
December 31, 2009	$—	410,245,225	$4,102	$3,141,695	$(1,062,318)	$(3,331)	$17,293	$2,097,441
Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					(48,044)			(48,044)
Unrealized loss on investment, net of tax of $0						(19)		(19)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $31,885						49,759		49,759
Translation adjustment changes, net of tax of $6,938						(17,213)		(17,213)
Unrealized holding gains on securities, net of tax of $0						31		31
Unrealized gain on Euro-denominated debt, net of tax of $12,656						12,358		12,358
Defined benefit pension plans:
Amortization or settlement recognition of net gain						4,073		4,073
Net loss arising during the period						(8,629)		(8,629)
Income tax related to defined pension plans						794		794

Defined benefit pension plans, net						(3,762)		(3,762)

Total Comprehensive Loss								(6,890)

Dividend payment to noncontrolling interest							(18,200)	(18,200)
Net income relating to noncontrolling interest							17,409	17,409
Employee stock purchase plan		344,542	4	3,770				3,774
Net settlement on vesting of restricted stock		1,421,705	14	(7,850)				(7,836)
Stock-based employee compensation charges, net of tax of $0				36,560				36,560
Exercise of stock options, net of tax of $(258)		1,343,659	14	7,621				7,635
Common shares issued to Directors		107,758	1	1,187				1,188
Phantom shares issued to Directors				238				238
Proceeds from disgorgement of stockholder short-swing profits, net of tax of $3				4				4

December 31, 2010	$—	413,462,889	$4,135	$3,183,225	$(1,110,362)	$37,823	$16,502	$2,131,323

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(30,661)	$(111,343)	$(1,185,960)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of revenue earning equipment	1,789,903	1,849,674	2,085,665
Depreciation of property and equipment	154,031	159,693	172,848
Amortization of other intangible assets	64,713	66,059	66,282
Amortization and write-off of deferred financing costs	73,120	58,849	70,193
Amortization of debt discount	40,701	38,458	17,908
Gain on debt buyback	—	(48,472)	—
Stock-based compensation charges	36,560	35,464	28,023
(Gain) loss on derivatives	10,810	(1,552)	22,938
Amortization and ineffectiveness of cash flow hedges	68,815	74,597	11,807
Provision for losses on doubtful accounts	19,667	27,951	31,068
Asset writedowns	20,448	36,063	93,211
Deferred taxes on income	(26,123)	111,233	(234,810)
Gain on sale of property and equipment	(5,740)	(1,072)	(9,602)
Impairment charges	—	—	1,168,900
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(7,459)	38,634	47,063
Inventories, prepaid expenses and other assets	(61,886)	7,538	17,956
Accounts payable	118,011	(227,479)	108,530
Accrued liabilities	(53,445)	(179,416)	(54,462)
Accrued taxes	272	(207,029)	(1,801)
Public liability and property damage	(3,058)	(34,536)	(20,068)

Net cash provided by operating activities	2,208,679	1,693,314	2,435,689

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	160,516	368,721	(71,836)
Revenue earning equipment expenditures	(8,440,872)	(7,527,317)	(10,150,982)
Proceeds from disposal of revenue earning equipment	7,518,446	6,106,624	8,619,715
Property and equipment expenditures	(179,209)	(100,701)	(193,766)
Proceeds from disposal of property and equipment	38,905	23,697	68,515
Acquisitions, net of cash acquired	(47,571)	(76,419)	(70,920)
(Purchase) sale of short-term investments, net	3,491	(3,492)	—
Other investing activities	2,726	828	(488)

Net cash used in investing activities	(943,568)	(1,208,059)	(1,799,762)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,635,713	1,200,896	22,565
Proceeds from sale of Convertible Senior Notes	—	459,483	—
Payment of long-term debt	(2,954,233)	(1,149,876)	(860,515)
Short-term borrowings:
Proceeds	490,490	364,065	396,679
Payments	(970,949)	(351,773)	(374,333)
Proceeds (payments) under the revolving lines of credit, net	1,026,070	(1,126,099)	198,761
Distributions to noncontrolling interest	(18,200)	(15,050)	(24,150)
Proceeds from sale of common stock	—	528,758	—
Proceeds from employee stock purchase plan	3,208	2,400	—
Net settlement on vesting of restricted stock	(7,836)	(2,219)	—
Proceeds from exercise of stock options	7,635	5,342	6,754
Proceeds from disgorgement of stockholder short-swing profits	7	19	138
Payment of financing costs	(78,151)	(45,017)	(61,223)

Net cash provided by (used in) financing activities	133,754	(129,071)	(695,324)

Effect of foreign exchange rate changes on cash and cash equivalents	(10,337)	35,192	(76,540)

Net change in cash and cash equivalents during the period	1,388,528	391,376	(135,937)
Cash and cash equivalents at beginning of period	985,642	594,266	730,203

Cash and cash equivalents at end of period	$2,374,170	$985,642	$594,266

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$533,044	$635,153	$763,953
Income taxes	50,688	31,321	33,408
Supplemental disclosures of non-cash flow information:
Purchases of revenue earning equipment included in accounts payable and other accrued liabilities	$266,354	$141,039	$347,581
Sales of revenue earning equipment included in receivables	504,217	537,862	1,025,832
Purchases of property and equipment included in accounts payable	37,379	38,210	19,490
Sales of property and equipment included in receivables	11,071	5,229	2,452

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Background

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

On December 21, 2005, investment funds associated with or designated by:

  •
  Clayton, Dubilier & Rice, Inc., or "CD&R,"

  •
  The Carlyle Group, or "Carlyle," and

  •
  BAML Capital Partners, or "BAMLCP" (formerly known as Merrill Lynch Global Private Equity),

or collectively the "Sponsors," acquired all of Hertz's common stock from Ford Holdings LLC. We refer to the acquisition of all of Hertz's common stock by the Sponsors as the "Acquisition." Following our initial public offering in November 2006 and subsequent offerings in June 2007, May 2009 and June 2009, the Sponsors currently own approximately 51% of the common stock of Hertz Holdings.

In January 2009, Bank of America Corporation, or "Bank of America," acquired Merrill Lynch & Co., Inc., the parent company of BAMLCP. Accordingly, Bank of America is now an indirect beneficial owner of our common stock held by BAMLCP and certain of its affiliates.

Note 2—Summary of Significant Accounting Policies

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

Significant estimates inherent in the preparation of the consolidated financial statements include depreciation of revenue earning equipment, reserves for litigation and other contingencies, accounting for income taxes and related uncertain tax positions, pension costs valuation, useful lives and impairment of long-lived tangible and intangible assets, valuation of stock-based compensation, public

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liability and property damage reserves, reserves for restructuring, allowance for doubtful accounts and fair value of derivatives.

Reclassifications

Certain prior period amounts have been reclassified to conform with current reporting. For the years ended December 31, 2009 and 2008, we have revised net cash provided by operating activities and net cash used in investing activities within our consolidated statements of cash flows due to a gross up of cash lease payments relating to our revenue earning equipment in the non-cash add back previously included in depreciation of revenue earning equipment and proceeds from disposal of revenue earning equipment.

Revenue Recognition

Rental and rental related revenue (including cost reimbursements from customers where we consider ourselves to be the principal versus an agent) are recognized over the period the revenue earning equipment is rented based on the terms of the rental or leasing contract. Revenue related to new equipment sales and consumables is recognized at the time of delivery to, or pick-up by, the customer and when collectability is reasonably assured. Fees from our licensees are recognized over the period the underlying licensees' revenue is earned (over the period the licensees' revenue earning equipment is rented).

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes cash and cash equivalents that are not readily available for our normal disbursements. Restricted cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, for our Like-Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. As of December 31, 2010 and 2009, the portion of total restricted cash and cash equivalents that was associated with our Fleet Debt facilities was $115.6 million and $295.0 million, respectively. The decrease in restricted cash and cash equivalents associated with our fleet debt of $179.4 million from December 31, 2009 to December 31, 2010, primarily related to payments to reduce fleet debt and the timing of purchases and sales of revenue earning vehicles and the temporary suspension of our U.S. car rental LKE Program. The suspension of the U.S. car rental LKE program enabled us to build liquidity in anticipation of future growth initiatives.

Receivables

Receivables are stated net of allowances for doubtful accounts, and represent credit extended to manufacturers and customers that satisfy defined credit criteria. The estimate of the allowance for

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

doubtful accounts is based on our historical experience and our judgment as to the likelihood of ultimate payment. Actual receivables are written-off against the allowance for doubtful accounts when we determine the balance will not be collected. Bad debt expense is reflected as a component of Selling, general and administrative in our consolidated statements of operations.

Depreciable Assets

The provisions for depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, or in the case of revenue earning equipment over the estimated holding period, as follows:

Revenue Earning Equipment:
Cars	4 to 26 months
Other equipment	24 to 108 months
Buildings	4 to 50 years
Furniture and fixtures	1 to 15 years
Capitalized internal use software	1 to 15 years
Service cars and service equipment	1 to 13 years
Other intangible assets	3 to 15 years
Leasehold improvements	The shorter of their economic lives or the lease term.

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

Foreign Currency Translation and Transactions

Assets and liabilities of international subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related translation adjustments are reflected in "Accumulated other comprehensive income (loss)" in the equity section of our consolidated balance sheet. As of December 31, 2010 and 2009, the accumulated foreign currency translation gain was $114.9 million and $132.1 million, respectively. Foreign currency gains and losses resulting from transactions are included in earnings.

Derivative Instruments

We are exposed to a variety of market risks, including the effects of changes in interest rates, gasoline and diesel fuel prices and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. We account for all derivatives in accordance with GAAP, which requires that all derivatives be recorded on the balance sheet as either assets or liabilities measured at their fair value. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income. The ineffective portion is recognized currently in earnings within the same line item as the hedged item, based upon the nature of the hedged item. For derivative instruments that are not part of a qualified hedging relationship, the changes in their fair value are recognized currently in earnings. See Note 13—Financial Instruments.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Subsequent changes to enacted tax rates and changes to the global mix of earnings will result in changes to the tax rates used to calculate deferred taxes and any related valuation allowances. Provisions are not made for income taxes on undistributed earnings of international subsidiaries that are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes. Future distributions, if any, from these international subsidiaries to the United States or changes in U.S. tax rules may require a change to reflect tax on these amounts. See Note 8—Taxes on Income.

Advertising

Advertising and sales promotion costs are expensed as incurred. Advertising costs are reflected as a component of "Selling, general and administrative" in our consolidated statements of operations and for the years ended December 31, 2010, 2009 and 2008 were $133.8 million, $113.1 million and $160.2 million, respectively.

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

Long-lived assets, other than goodwill and indefinite-lived intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable. The recoverability of these assets are based upon our estimates of the undiscounted cash flows that are expected to result from the use and eventual disposition of the assets. An impairment charge is recognized for the amount, if any, by which the carrying value of an asset exceeds its fair value.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Those intangible assets considered to have indefinite useful lives, including our trade name, are evaluated for impairment on an annual basis, by comparing the fair value of the intangible assets to their carrying value. In addition, whenever events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable, we will perform an impairment review. We estimate the fair value of our indefinite lived intangible assets using the relief from royalty method. Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with GAAP. We conducted the impairment review during the fourth quarter of 2010 and concluded that there was no impairment related to our goodwill and our other intangible assets. See Note 3—Goodwill and Other Intangible Assets.

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. We have estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected life, dividend yield and risk-free interest rate. See Note 6—Stock-Based Compensation.

We are using equity accounting for restricted stock unit and performance stock unit awards. For restricted stock units the expense is based on the grant-date fair value of the stock and the number of shares that vest, recognized over the service period. For performance stock units the expense is based on the grant-date fair value of the stock, recognized over a two or three year service period depending upon a performance condition. For performance stock units, we re-assess the probability of achievement at each reporting period and adjust the recognition of expense accordingly. The performance condition is not considered in determining the grant date fair value.

Other

In February 2010, Hertz Equipment Rental Corporation, or "HERC," entered into a joint venture with Saudi Arabia based Dayim Holdings Company Ltd. to set up equipment operations in the Kingdom of Saudi Arabia. During 2010, HERC invested $0.7 million under this agreement, which represents a 51% ownership interest. The investment (included in "Prepaid expense and other assets" in the consolidated balance sheet) is accounted for using the equity method of accounting.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or "FASB," issued guidance, which contains amendments to Accounting Standards Codification 810, "Consolidation," relating to how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. These provisions became effective for us on January 1, 2010, but did not have a material impact on our financial position or results of operations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Goodwill and Other Intangible Assets

The following summarizes the changes in our goodwill, by segment, for the periods presented (in millions of dollars):

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2010
Goodwill	$335.8	$654.5	$990.3
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	292.8	2.6	295.4

Goodwill acquired during the year	2.7	4.3	7.0
Other changes during the year(1)	(2.1)	(0.1)	(2.2)

Balance as of December 31, 2010
Goodwill	336.4	658.7	995.1
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	$293.4	$6.8	$300.2

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2009
Goodwill	$307.1	$651.9	$959.0
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	264.1	—	264.1

Goodwill acquired during the year	24.0	2.4	26.4
Other changes during the year(1)	4.7	0.2	4.9

Balance as of December 31, 2009
Goodwill	335.8	654.5	990.3
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	$292.8	$2.6	$295.4

(1)
Primarily consists of changes resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets, net, consisted of the following major classes (in millions of dollars):

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$606.5	$(304.6)	$301.9
Other(1)	59.1	(18.6)	40.5

Total	665.6	(323.2)	342.4

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other(2)	18.2	—	18.2

Total	2,208.2	—	2,208.2

Total other intangible assets, net	$2,873.8	$(323.2)	$2,550.6

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$600.6	$(246.5)	$354.1
Other(1)	50.0	(12.0)	38.0

Total	650.6	(258.5)	392.1

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other(2)	15.6	—	15.6

Total	2,205.6	—	2,205.6

Total other intangible assets, net	$2,856.2	$(258.5)	$2,597.7

(1)
Other amortizable intangible assets primarily consist of our Advantage trade name, concession rights, reacquired franchise rights, non-compete agreements and technology-related intangibles.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of other intangible assets for the years ended December 31, 2010, 2009 and 2008, was $64.7 million, $66.1 million and $66.3 million, respectively. Based on our amortizable intangible assets as of December 31, 2010, we expect amortization expense to range from $59.4 million to $66.0 million for each of the next five fiscal years.

During the year ended December 31, 2010, we added ten locations in our domestic and international car rental operations by acquiring former franchisees and from external acquisitions. Additionally, we added seven locations related to external acquisitions done within our equipment rental operations. Total intangible assets acquired during the year ended December 31, 2010 was $18.0 million, of which $15.4 million and $2.6 million was allocated to amortizable intangible assets and indefinite-lived intangible assets, respectively. During the year ended December 31, 2009, we added 32 car rental locations by acquiring former franchisees in our domestic and international car rental operations, as well as approximately 20 locations associated with our acquisition of Advantage Rent A Car and one location related to an external acquisition done within our equipment rental operations. Total intangible assets acquired during the year ended December 31, 2009 was $44.7 million, of which $39.1 million and $5.6 million was allocated to amortizable intangible assets and indefinite-lived intangible assets, respectively. Each of these transactions has been accounted for using the acquisition method of accounting in accordance with GAAP and operating results of the acquired locations from the dates of acquisition are included in our consolidated statements of operations. For certain 2010 acquisitions, the allocation of the purchase price to the tangible and intangible net assets acquired is preliminary and subject to finalization. These acquisitions are not material, individually or collectively, to the consolidated amounts presented within our statement of operations for the years ended December 31, 2010 and 2009.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Debt

Our debt consists of the following (in millions of dollars):

	Average Interest Rate at December 31, 2010(1)
		Fixed or Floating Interest Rate		December 31,
Facility			Maturity	2010	2009
Corporate Debt
Senior Term Facility	2.02%	Floating	12/2012	$1,345.0	$1,358.6
Senior ABL Facility	N/A	Floating	2/2012	—	—
Senior Notes	8.26%	Fixed	1/2014 – 1/2021	3,229.6	2,054.7
Senior Subordinated Notes	10.50%	Fixed	1/2016	518.5	518.5
Promissory Notes	7.45%	Fixed	3/2011 – 1/2028	345.6	394.7
Convertible Senior Notes	5.25%	Fixed	6/2014	474.8	474.8
Other Corporate Debt	4.74%	Floating	Various	22.0	22.3
Unamortized Discount (Corporate)(2)				(104.8)	(134.2)

Total Corporate Debt				5,830.7	4,689.4

Fleet Debt
U.S. ABS Program
U.S. Fleet Variable Funding Notes:
Series 2009-1(3)	1.20%	Floating	3/2013	1,488.0	—
Series 2010-2(3)	1.26%	Floating	3/2013	35.0	—
U.S. Fleet Medium Term Notes
Series 2005 Notes(4)	—	Fixed	12/2010	—	2,875.0
Series 2009-2 Notes(3)	4.95%	Fixed	3/2013 – 3/2015	1,384.3	1,200.0
Series 2010-1 Notes(3)	3.77%	Fixed	2/2014 – 2/2018	749.8	—
Other Fleet Debt
U.S. Fleet Financing Facility	1.51%	Floating	12/2011	163.0	148.0
European Revolving Credit Facility	4.47%	Floating	6/2013	168.6	—
European Fleet Notes	8.50%	Fixed	7/2015	529.0	—
European Securitization(3)	4.08%	Floating	7/2012	236.9	—
Canadian Securitization(3)	1.13%	Floating	5/2011	80.4	55.6
Australian Securitization(3)	6.24%	Floating	12/2012	183.2	—
Brazilian Fleet Financing Facility	15.56%	Floating	2/2011	77.8	69.3
Belgian Fleet Financing Facility(4)	—	Floating	12/2010	—	33.7
International ABS Fleet Financing Facility(4)	—	Floating	12/2010	—	388.9
International Fleet Debt(4)	—	Floating	12/2010	—	714.0
Capitalized Leases	5.10%	Floating	1/2011 – 2/2013	398.1	222.4
Unamortized Discount (Fleet)				(18.4)	(31.9)

Total Fleet Debt				5,475.7	5,675.0

Total Debt				$11,306.4	$10,364.4

(1)
As applicable, reference is to the December 31, 2010 weighted average interest rate (weighted by principal balance).

(2)
As of December 31, 2010 and 2009, $87.7 million and $107.4 million, respectively, of the unamortized corporate discount relates to the 5.25% Convertible Senior Notes.

(3)
Maturity reference is to the "expected final maturity date" as opposed to the subsequent "legal maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness expect the relevant indebtedness to be repaid. The legal final maturity date is the date on which the relevant indebtedness is legally due and payable.

(4)
Matured, refinanced and/or terminated in 2010.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities

The aggregate amounts of maturities of debt for each of the twelve-month periods ending December 31 (in millions of dollars) are as follows:

2011	$5,067.5	(including $3,277.1 of other short-term borrowings)
2012	$1,813.0
2013	$462.1
2014	$1,436.1
2015	$1,182.8
After 2015	$1,468.1

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures. We believe that cash generated from operations, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt maturities over the next twelve months.

Our short-term borrowings as of December 31, 2010 include, among other items, the amounts outstanding under the European Securitization, Australian Securitization, U.S. Fleet Financing Facility, Brazilian Fleet Financing Facility, Canadian Securitization, Capitalized Leases and European Revolving Credit Facility. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. Short-term borrowings also include the Convertible Senior Notes which became convertible on January 1, 2011. As of December 31, 2010, short-term borrowings had a weighted average interest rate of 3.10%.

In January 2011, Hertz redeemed in full its outstanding ($518.5 million principal amount) 10.5% Senior Subordinated Notes due 2016. In January and February 2011, Hertz redeemed $1,105 million principal amount of its outstanding 8.875% Senior Notes due 2014. The redeemed 10.5% Senior Subordinated Notes and portion of the 8.875% Senior Notes have been included in the 2011 maturities in the table above. See Note 17—Subsequent Events.

Letters of Credit

As of December 31, 2010, there were outstanding standby letters of credit totaling $560.5 million. Of this amount, $513.4 million was issued under the Senior Credit Facilities ($277.6 million of which was issued for the benefit of the ABS Program) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have agreed to indemnify the policy issuers for any losses) as well as airport concession obligations in the United States, Canada and Europe. As of December 31, 2010, none of these letters of credit have been drawn upon.

CORPORATE DEBT

Senior Credit Facilities

Senior Term Facility:    In December 2005, Hertz entered into a credit agreement that provides a $1,400.0 million secured term loan facility (as amended, the "Senior Term Facility"), $1,345.0 million of which was outstanding as of December 31, 2010. In addition, the Senior Term Facility includes a pre-funded synthetic letter of credit facility in an aggregate principal amount of $250.0 million.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior ABL Facility:    In December 2005, Hertz, HERC and certain other of our subsidiaries entered into a credit agreement that provides for aggregate maximum borrowings of $1,800.0 million (subject to borrowing base availability) on a revolving basis under an asset-based revolving credit facility (as amended, the "Senior ABL Facility"). Up to $600.0 million of the Senior ABL Facility is available for the issuance of letters of credit.

We refer to the Senior Term Facility and the Senior ABL Facility together as the "Senior Credit Facilities." Hertz's obligations under the Senior Credit Facilities are guaranteed by its immediate parent (Hertz Investors, Inc.) and most of its direct and indirect domestic subsidiaries (subject to certain exceptions, including Hertz International Limited, which ultimately owns entities carrying on most of our international operations, and subsidiaries involved in the U.S. ABS Program). In addition, the obligations of the "Canadian borrowers" under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions.

The lenders under the Senior Credit Facilities have been granted a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries (subject, in each case, to certain exceptions, including certain vehicles).

The Senior Credit Facilities contain a number of covenants that, among other things, limit or restrict the ability of Hertz and its subsidiaries (which we refer to as the "Hertz credit group") to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments (including to the parent entities of Hertz and other persons), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates that are not within the Hertz credit group.

Under the Senior Term Facility, the Hertz credit group is subject to financial covenants, including a requirement to maintain a specified leverage ratio and a specified interest coverage ratio for specified periods.

Under the Senior ABL Facility, if the borrowers fail to maintain a specified minimum level of borrowing availability, the Hertz credit group will then be subject to financial covenants under such facility, including a specified leverage ratio and a specified fixed charge coverage ratio.

Covenants in the Senior Term Facility restrict payment of cash dividends to any parent of Hertz, including Hertz Holdings, except (i) in an aggregate amount not to exceed the greater of a specified minimum amount and 1.0% of tangible assets less certain investments (which payments are deducted in determining the amount available as described in the next clause (ii)), (ii) in additional amounts up to a specified available amount determined by reference to, among other things, 50% of net income from October 1, 2005 to the end of the most recent fiscal quarter for which financial statements of Hertz are available (less certain investments) and (iii) in additional amounts, up to a specified amount of certain equity contributions made to Hertz (less certain investments).

Covenants in the Senior ABL Facility restrict payment of cash dividends to any parent of Hertz, including Hertz Holdings, except in an aggregate amount, taken together with certain other investments, acquisitions and optional prepayments, not to exceed $100 million. Hertz may also pay additional cash dividends under the Senior ABL Facility in any amount, so long as (a) there is at least $250 million of borrowing base availability under the Senior ABL Facility after giving effect to the proposed dividend, (b) if certain other payments when taken together with the proposed dividend would exceed $50 million in a 30-day period, Hertz can demonstrate projected average borrowing base availability in the following six

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

month period of $250 million or more, (c) (i) Hertz is in pro forma compliance with the specified leverage ratio and the specified fixed charge coverage ratio set forth in the Senior ABL Facility or (ii) the amount of the proposed dividend does not exceed the sum of (x) 1.0% of tangible assets plus (y) a specified available amount determined by reference to, among other things, 50% of net income from October 1, 2005 to the end of the most recent fiscal quarter for which financial statements of Hertz are available (which amount is net of amounts paid under the foregoing clause (x)) plus (z) a specified amount of certain equity contributions made to Hertz and (d) no default exists or would result from such dividends.

We are in the process of refinancing the Senior Credit Facilities. We expect to complete this process in the first half of 2011.

Senior Notes and Senior Subordinated Notes

References to our "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below. As of December 31, 2010, the outstanding principal amount for each such series of the Senior Notes is also specified below.

Senior Notes	Outstanding Principal
8.875% Senior Notes due January 2014	$1,747.3 million
7.875% Senior Notes due January 2014	$282.3 million (€213.5 million)
7.50% Senior Notes due October 2018 (issued September 2010)	$700 million
7.375% Senior Notes due January 2021 (issued December 2010)	$500 million

References to the "Senior Subordinated Notes" are to Hertz's 10.5% Senior Subordinated Notes due January 2016.

In January 2011, we redeemed the Senior Subordinated Notes in full and, in January and February 2011, we redeemed $1,105 million principal amount of the outstanding 8.875% Senior Notes. See Note 17—Subsequent Events.

Hertz's obligations under the indentures for the Senior Notes are guaranteed by each of its direct and indirect domestic subsidiaries that is a guarantor under the Senior Term Facility. The guarantees of all of the subsidiary guarantors may be released to the extent such subsidiaries no longer guarantee our Senior Credit Facilities in the United States. HERC may also be released from its guarantee under certain of the Senior Notes at any time at which no event of default under the indenture has occurred and is continuing, notwithstanding that HERC may remain a subsidiary of Hertz.

The indentures for the Senior Notes contain covenants that, among other things, limit or restrict the ability of the Hertz credit group to incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions to parent entities of Hertz and other persons outside of the Hertz credit group), make investments, create liens, transfer or sell assets, merge or consolidate, and enter into certain transactions with Hertz's affiliates that are not members of the Hertz credit group.

The covenants in the indentures for the Senior Notes also restrict Hertz and other members of the Hertz credit group from redeeming stock or making loans, advances, dividends, distributions or other restricted payments to any entity that is not a member of the Hertz credit group, including Hertz Holdings, subject to certain exceptions.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pursuant to the terms of exchange and registration rights agreements entered into in connection with the separate issuances of the 7.5% Senior Notes due 2018 and the 7.375% Senior Notes due 2021, Hertz has agreed to file a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of such notes for registered notes or, in the alternative, the registered resale of such notes. Hertz's failure to meet its obligations under the exchange and registration rights agreements, including by failing to have the respective registration statement become effective by a specified date or failing to complete the respective exchange offer by a specified date, will result in Hertz incurring special interest on such notes at a per annum rate of 0.25% for the first 90 days of any period where a default has occurred and is continuing, which rate will be increased by an additional 0.25% during each subsequent 90 day period, up to a maximum of 0.50%. We do not believe the special interest obligation is probable, and as such, we have not recorded any amounts with respect to this registration payment arrangement.

Promissory Notes

References to our "Promissory Notes" relate to our pre-2005 Acquisition promissory notes issued under three separate indentures.

Convertible Senior Notes

References to our "Convertible Senior Notes" are to Hertz Holdings' 5.25% Convertible Senior Notes due June 2014. Our Convertible Senior Notes may be convertible by holders into shares of Hertz Holdings' common stock, cash or a combination of cash and shares of our common stock, as elected by us, initially at a conversion rate of 120.6637 shares per $1,000 principal amount of notes, subject to adjustment.

We have a policy of settling the conversion of our Convertible Senior Notes using a combination settlement, which calls for settling the fixed dollar amount per $1,000 in principal amount in cash and settling in shares the excess conversion value, if any. Proceeds from the offering of the Convertible Senior Notes were allocated between "Debt" and "Additional paid-in capital." The value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the Convertible Senior Notes and the amount reflected as a debt liability was recorded as "Additional paid-in capital." As a result, at issuance the debt was recorded at a discount of $117.9 million reflecting that its coupon was below the market yield for a similar security without the conversion feature at issuance. The debt is subsequently accreted to its par value over its expected life, with the market rate of interest at issuance being reflected in the statements of operations. The effective interest rate on the Convertible Senior Notes on the issuance date was 12%.

On January 1, 2011, our Convertible Senior Notes became convertible. This conversion right was triggered because our closing common stock price per share exceeded $10.77 for at least 20 trading days during the 30 consecutive trading day period ending on December 31, 2010. The Convertible Senior Notes will continue to be convertible until March 31, 2011, and may be convertible thereafter, if one or more of the conversion conditions specified in the indenture is satisfied during future measurement periods.

FLEET DEBT

The governing documents of certain of the fleet debt financing arrangements specified below contain covenants that, among other things, significantly limit or restrict (or upon certain circumstances may significantly limit or restrict) the ability of the borrowers, and the guarantors if applicable, to make certain

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restricted payments (including paying dividends, redeeming stock, making other distributions, loans or advances) to Hertz Holdings and Hertz, whether directly or indirectly.

U.S. ABS Program

Hertz Vehicle Financing LLC, an insolvency remote, direct, wholly-owned, special purpose subsidiary of Hertz, or "HVF," is the issuer under the U.S. ABS Program. HVF has entered into a base indenture that permits it to issue term and revolving rental car asset-backed securities, the collateral for which consists primarily of a substantial portion of the rental car fleet used in Hertz's domestic car rental operations and contractual rights related to such vehicles.

References to the "U.S. ABS Program" include HVF's U.S. Fleet Variable Funding Notes together with HVF's U.S. Fleet Medium Term Notes.

U.S. Fleet Variable Funding Notes

References to the "U.S. Fleet Variable Funding Notes" include HVF's Series 2009-1 Variable Funding Rental Car Asset Backed Notes (as amended, the "Series 2009-1 Notes") and Series 2010-2 Variable Funding Rental Car Asset Backed Notes (the "Series 2010-2 Notes"), collectively. The U.S. Fleet Variable Funding Notes provide for aggregate maximum borrowings of $2,138.0 million (subject to borrowing base availability) on a revolving basis under two separate asset-backed variable funding note facilities. Although the terms of the Series 2010-2 Notes are similar to the terms of the Series 2009-1 Notes, the Series 2010-2 Notes are secured by a pool of collateral segregated from the collateral securing HVF's other outstanding notes, including the Series 2009-1 Notes.

In December 2010, HVF purchased interest rate caps relating to both the Series 2009-1 Notes and the Series 2010-2 Notes. Concurrently, Hertz sold offsetting interest rate caps relating to both the Series 2009-1 Notes and the Series 2010-2 Notes, thereby neutralizing the hedge on a consolidated basis and reducing the net cost of the hedge. See Note 13—Financial Instruments.

U.S. Fleet Medium Term Notes

References to the "U.S. Fleet Medium Term Notes" include HVF's Series 2009-2 Notes and Series 2010-1 Notes, collectively.

Series 2009-2 Notes.    In October 2009, HVF issued the Series 2009-2 Rental Car Asset Back Notes, Class A (the "Series 2009-2 Class A Notes") in an aggregate original principal amount of $1.2 billion. In June 2010, HVF issued the Subordinated Series 2009-2 Rental Car Asset Backed Notes, Class B (the "Series 2009-2 Class B Notes" and together with the Series 2009-2 Class A Notes, the "Series 2009-2 Notes") in an aggregate original principal amount of $184.3 million.

Series 2010-1 Notes.    In July 2010, HVF issued the Series 2010-1 Rental Car Asset Backed Notes (the "Series 2010-1 Notes") in an aggregate original principal amount of $750 million.

Fleet Debt—Other

U.S. Fleet Financing Facility

In September 2006, Hertz and Puerto Ricancars, Inc., a Puerto Rican corporation and wholly-owned indirect subsidiary of Hertz, or "PR Cars," entered into a credit agreement that provides for aggregate maximum borrowings of $165.0 million (subject to borrowing base availability) on a revolving basis under an asset-based revolving credit facility (as amended, the "U.S. Fleet Financing Facility"). The U.S.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fleet Financing Facility is the primary fleet financing for our rental car operations in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands ("St. Thomas").

The obligations of each of Hertz and PR Cars under the U.S. Fleet Financing Facility are guaranteed by certain of Hertz's direct and indirect domestic subsidiaries. In addition, the obligations of PR Cars under the U.S. Fleet Financing Facility are guaranteed by Hertz. The lenders under the U.S. Fleet Financing Facility have been granted a security interest primarily in the owned rental car fleet used in our car rental operations in Hawaii, Puerto Rico and St. Thomas and certain contractual rights related to such vehicles in Kansas, Hawaii, Puerto Rico and St. Thomas.

European Revolving Credit Facility and European Fleet Notes

In June 2010, Hertz Holdings Netherlands B.V., an indirect wholly-owned subsidiary of Hertz organized under the laws of The Netherlands ("HHN BV"), entered into a credit agreement that provides for aggregate maximum borrowings of €220 million (the equivalent of $291.0 million as of December 31, 2010) (subject to borrowing base availability) on a revolving basis under an asset-based revolving credit facility (the "European Revolving Credit Facility"), and issued the 8.50% Senior Secured Notes due July 2015 (the "European Fleet Notes") in an aggregate original principal amount of €400 million (the equivalent of $529.0 million as of December 31, 2010). References to the "European Fleet Debt" include HHN BV's European Revolving Credit Facility and the European Fleet Notes, collectively.

The European Fleet Debt is the primary fleet financing for our rental car operations in Germany, Italy, Spain, Belgium, Luxembourg and Switzerland, and can be expanded to provide fleet financing in Australia, Canada, France, The Netherlands, New Zealand, and the United Kingdom.

The obligations of HHN BV under the European Fleet Debt are guaranteed by Hertz and certain of Hertz's domestic and foreign subsidiaries.

The agreements governing the European Revolving Credit Facility and the indenture governing the European Fleet Notes contain covenants that apply to the Hertz credit group similar to those for the Senior Notes. In addition, the agreements and indenture contain a combination of security arrangements, springing covenants and "no liens" covenants intended to give the lenders under the European Fleet Debt enhanced recourse to certain assets of HHN BV and certain foreign subsidiaries of Hertz. The terms of the European Fleet Debt permit HHN BV to incur additional indebtedness that would be pari passu with either the European Revolving Credit Facility or the European Fleet Notes.

European Securitization

In July 2010, certain foreign subsidiaries entered into a credit agreement that provides for aggregate maximum borrowings of €400 million (the equivalent of $529.0 million as of December 31, 2010) (subject to borrowing base availability) on a revolving basis under an asset-backed securitization facility, or the "European Securitization." The European Securitization is the primary fleet financing for our rental car operations in France and The Netherlands. The lenders under the European Securitization have been granted a security interest primarily in the owned rental car fleet used in our car rental operations in France and The Netherlands and certain contractual rights related to such vehicles.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Canadian Securitization

In May 2007, certain foreign subsidiaries entered into a credit agreement that provides for aggregate maximum borrowings of CAD$225 million (the equivalent of $224.8 million as of December 31, 2010) (subject to borrowing base availability) on a revolving basis under an asset-backed securitization facility (as amended, the "Canadian Securitization"). The Canadian Securitization is the primary fleet financing for our rental car operations in Canada. The lenders under the Canadian Securitization have been granted a security interest primarily in the owned rental car fleet used in our car rental operations in Canada and certain contractual rights related to such vehicles.

Australian Securitization

In November 2010, certain foreign subsidiaries entered into a credit agreement that provides for aggregate maximum borrowings of A$250 million (the equivalent of $254.5 million as of December 31, 2010) (subject to borrowing base availability) on a revolving basis under an asset-backed securitization facility (the "Australian Securitization"). The Australian Securitization is the primary fleet financing for our rental car operations in Australia. The lenders under the Australian Securitization have been granted a security interest primarily in the owned rental car fleet used in our car rental operations in Australia and certain contractual rights related to such vehicles. In connection with the issuance of the Australian Securitization, an interest rate cap was purchased by the foreign subsidiaries. Concurrently, Hertz sold an offsetting interest rate cap, thereby neutralizing the hedge on a consolidated basis and reducing the net cost of the hedge. See Note 13—Financial Instruments.

Brazilian Fleet Financing Facility

In December 2010, a foreign subsidiary amended its asset-based credit facility (as amended, the "Brazilian Fleet Financing Facility") which was the primary fleet financing for our rental car operations in Brazil. In February 2011, we paid off the maturing amount of the Brazilian Fleet Financing Facility and the collateral thereunder was released and the guaranty thereunder was terminated.

Capitalized Leases

References to the "Capitalized Leases" include the capitalized lease financings outstanding in the United Kingdom (the "U.K. Leveraged Financing"), Australia, The Netherlands and the United States. The amount available under the U.K. Leveraged Financing, which is the largest portion of the Capitalized Leases, increases over the term of the facility to £195.0 million (the equivalent of $302.3 million as of December 31, 2010).

Restricted Net Assets

As a result of the contractual restrictions on Hertz's or its subsidiaries' ability to pay dividends to us (directly or indirectly) under various terms of our debt, as of December 31, 2010, the restricted net assets of our subsidiaries exceeded 25% of our total consolidated net assets.

Financial Covenant Compliance

As of December 31, 2010, we were in compliance with all financial covenants in our various debt instruments. Based on our current projections, we believe that we will remain in compliance with our corporate debt covenants over the next twelve months.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Borrowing Capacity and Availability

As of December 31, 2010, the following facilities were available for our use (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,467.2	$795.8

Total Corporate Debt	1,467.2	795.8

Fleet Debt
U.S. Fleet Variable Funding Notes	615.1	88.1
U.S. Fleet Financing Facility	2.0	2.0
European Revolving Credit Facility	121.5	121.5
European Securitization	253.4	71.3
Canadian Securitization	144.4	11.2
Australian Securitization	71.2	10.0
Brazilian Fleet Financing Facility	0.9	—
Capitalized Leases	82.9	—

Total Fleet Debt	1,291.4	304.1

Total	$2,758.6	$1,099.9

Our borrowing capacity and availability primarily comes from our "revolving credit facilities," which are a combination of asset-backed securitization facilities and asset-based revolving credit facilities. Creditors under each of our revolving credit facilities have a claim on a specific pool of assets as collateral. Our ability to borrow under each revolving credit facility is a function of, among other things, the value of the assets in the relevant collateral pool. We refer to the amount of debt we can borrow given a certain pool of assets as the "borrowing base."

We refer to "Remaining Capacity" as the maximum principal amount of debt permitted to be outstanding under the respective facility (i.e., the amount of debt we could borrow assuming we possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under such facility.

We refer to "Availability Under Borrowing Base Limitation" and "borrowing base availability" as the lower of Remaining Capacity or the borrowing base less the principal amount of debt then-outstanding under such facility (i.e., the amount of debt we could borrow given the collateral we possess at such time).

As of December 31, 2010, the Senior Term Facility had approximately $54.5 million available under the letter of credit facility and the Senior ABL Facility had $282.2 million available under the letter of credit facility sublimit.

Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.

Some of these special purpose entities are consolidated variable interest entities, of which Hertz is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

International, Ltd.'s subsidiaries. As of December 31, 2010 and 2009, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of loans receivable and revenue earning equipment of $652.1 million and $819.0 million, respectively, and total liabilities primarily comprised of debt of $651.6 million and $818.8 million, respectively.

Accrued Interest

As of December 31, 2010 and 2009, accrued interest was $166.4 million and $120.9 million, respectively, which is reflected in our consolidated balance sheet in "Other accrued liabilities."

Note 5—Employee Retirement Benefits

Qualified U.S. employees, after completion of specified periods of service, are eligible to participate in The Hertz Corporation Account Balance Defined Benefit Pension Plan, or the "Hertz Retirement Plan," a cash balance plan. Under this qualified Hertz Retirement Plan, we pay the entire cost and employees are not required to contribute.

Most of our international subsidiaries have defined benefit retirement plans or participate in various insured or multiemployer plans. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans. We participate in various multiemployer pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Contributions to U.S. multiemployer plans were $7.7 million, $6.3 million and $7.3 million for years ended December 31, 2010, 2009 and 2008, respectively.

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

The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan, other postretirement benefit plans (including health care and life insurance plans covering domestic ("U.S.") employees and the retirement plans for international operations ("Non-U.S."),

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

together with amounts included in our consolidated balance sheets and statements of operations (in millions of dollars):

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	2010	2009	2010	2009	2010	2009
Change in Benefit Obligation
Benefit obligation at January 1	$504.7	$438.8	$191.0	$163.5	$13.7	$12.9
Service cost	24.0	22.0	5.2	5.6	0.3	0.1
Interest cost	26.1	27.9	9.7	9.5	0.9	0.8
Employee contributions	—	—	1.1	1.1	0.9	0.5
Plan amendments	—	—	(13.6)	—	—	—
Plan curtailments	—	—	(0.2)	(0.3)	—	—
Plan settlements	(3.4)	(11.0)	(0.3)	(1.6)	—	—
Benefits paid	(18.4)	(36.4)	(3.9)	(4.7)	(2.3)	(1.3)
Foreign exchange translation	—	—	(9.4)	15.5	—	—
Actuarial loss	16.7	63.4	22.7	2.7	5.5	0.7
Other	—	—	(0.8)	(0.3)	—	—

Benefit obligation at December 31	$549.7	$504.7	$201.5	$191.0	$19.0	$13.7

Change in Plan Assets
Fair value of plan assets at January 1	$284.2	$237.0	$139.2	$103.3	$—	$—
Actual return on plan assets	43.5	39.3	17.6	23.1	—	—
Company contributions	60.0	55.3	6.1	6.7	1.4	0.7
Employee contributions	—	—	1.1	1.1	0.9	0.5
Plan settlements	(3.4)	(11.0)	(0.3)	(1.6)	—	—
Benefits paid	(18.4)	(36.4)	(3.9)	(4.7)	(2.3)	(1.2)
Foreign exchange translation	—	—	(6.1)	11.6	—	—
Other	—	—	(0.9)	(0.3)	—	—

Fair value of plan assets at December 31	$365.9	$284.2	$152.8	$139.2	$—	$—

Funded Status of the Plan
Plan assets less than benefit obligation	$(183.8)	$(220.5)	$(48.7)	$(51.8)	$(19.0)	$(13.7)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	2010	2009	2010	2009	2010	2009
Amounts recognized in balance sheet:
Liabilities	$(183.8)	$(220.5)	$(48.7)	$(51.8)	$(19.0)	$(13.7)

Net obligation recognized in the balance sheet	$(183.8)	$(220.5)	$(48.7)	$(51.8)	$(19.0)	$(13.7)

Prior service cost	$(0.1)	$(0.1)	$12.9	$—	$—	$—
Net gain (loss)	(115.6)	(120.7)	(11.4)	4.6	(1.9)	3.6

Accumulated other comprehensive income (loss)	(115.7)	(120.8)	1.5	4.6	(1.9)	3.6
Unfunded accrued pension or postretirement benefit	(68.1)	(99.7)	(50.2)	(56.4)	(17.1)	(17.3)

Net obligation recognized in the balance sheet	$(183.8)	$(220.5)	$(48.7)	$(51.8)	$(19.0)	$(13.7)

Total recognized in other comprehensive (income) loss	$(5.1)	$45.0	$3.1	$(11.9)	$5.5	$1.0

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$23.4	$74.0	$6.8	$(5.0)	$6.8	$1.5

Estimated amounts that will be amortized from accumulated other comprehensive (income) loss over the next fiscal year:
Net gain (loss)	$(7.6)	$(5.6)	$1.1	$0.4	$(0.1)	$0.3

Accumulated Benefit Obligation at December 31	$489.7	$449.4	$192.8	$183.7	N/A	N/A

Weighted-average assumptions as of December 31
Discount rate	5.12%	5.42%	5.36%	5.78%	4.95%	5.40%
Expected return on assets	8.40%	8.50%	7.46%	7.45%	N/A	N/A
Average rate of increase in compensation	4.4%	4.4%	3.7%	3.7%	N/A	N/A
Initial health care cost trend rate	—	—	—	—	8.36%	8.65%
Ultimate health care cost trend rate	—	—	—	—	4.5%	4.5%
Number of years to ultimate trend rate	—	—	—	—	19	20

The discount rate used to determine the December 31, 2010 benefit obligations for U.S. pension plans is based on the rate from the Citigroup Pension Discount Curve that is appropriate for the duration of our plan liabilities. For our plans outside the U.S., the discount rate reflects the market rates for high-quality corporate bonds currently available. The discount rate in a country was determined based on a yield curve constructed from high quality corporate bonds in that country. The rate selected from the yield curve has a duration that matches our plan.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The expected return on plan assets for each funded plan is based on expected future investment returns considering the target investment mix of plan assets.

	Pension Benefits
	U.S.			Non-U.S.
	Years ended December 31,			Years ended December 31,
	2010	2009	2008	2010	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$24.0	$22.0	$23.1	$5.2	$5.6	$8.1
Interest cost	26.1	27.9	27.4	9.7	9.5	10.2
Expected return on plan assets	(26.6)	(22.7)	(23.5)	(10.0)	(7.6)	(11.4)
Amortization:
Losses and other	4.6	0.4	0.4	(1.0)	(0.4)	(0.7)
Curtailment gain	—	—	—	(0.2)	(0.3)	(0.7)
Settlement loss	0.4	1.4	3.7	—	0.1	0.1
Special termination cost	—	—	2.1	—	—	—

Net pension expense	$28.5	$29.0	$33.2	$3.7	$6.9	$5.6

Weighted-average discount rate for expense (January 1)	5.42%	6.39%	6.30%	5.71%	5.59%	5.51%
Weighted-average assumed long-term rate of return on assets (January 1)	8.50%	8.25%	8.50%	7.46%	6.79%	7.22%

The balance in "Accumulated other comprehensive income (loss)" at December 31, 2010 and 2009 relating to pension benefits was $70.2 million and $66.5 million, respectively.

	Postretirement Benefits (U.S.)
	Years ended December 31,
	2010	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$0.3	$0.1	$0.1
Interest cost	0.9	0.7	0.7
Amortization:
Losses and other	—	(0.3)	(2.9)
Special termination benefit cost	—	—	—

Net postretirement expense	$1.2	$0.5	$(2.1)

Weighted-average discount rate for expense	5.4%	6.2%	6.3%
Initial health care cost trend rate	8.7%	9.0%	9.5%
Ultimate health care cost trend rate	4.5%	5.0%	5.0%
Number of years to ultimate trend rate	19	9	8

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changing the assumed health care cost trend rates by one percentage point is estimated to have the following effects (in millions of dollars):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on postretirement benefit obligation	$0.6	$(0.6)

The provisions charged to income for the years ended December 31, 2010, 2009 and 2008 for all other pension plans were approximately (in millions of dollars) $8.8, $7.3 and $8.0, respectively.

The provisions charged to income for the years ended December 31, 2010, 2009 and 2008 for the defined contribution plans were approximately (in millions of dollars) $14.8, $6.9 and $16.3, respectively.

Plan Assets

We have a long-term investment outlook for the assets held in our Company sponsored plans, which is consistent with the long-term nature of each plan's respective liabilities. We have two major plans which reside in the U.S. and the U.K.

The U.S. Plan, or the "Plan," currently has a target asset allocation of 70% equity and 30% fixed income. The equity portion of the Plan is invested in one passively managed S&P 500 index fund, one passively managed U.S. small/midcap fund and one actively managed international portfolio. The fixed income portion of the Plan is actively managed by a professional investment manager and is benchmarked to the Barclays Long Govt/Credit Index. The Plan assumes an 8.4% rate of return on assets, which represents the expected long-term annual weighted-average return for the Plan in total.

The U.K. Plan currently invests in a professionally managed Balanced Consensus Index Fund, which has the investment objective of achieving a total return relatively equal to its benchmark. The benchmark is based upon the average asset weightings of a broad universe of U.K. pension funds invested in pooled investment vehicles and each of their relevant indices. The asset allocation as of December 31, 2010, was 87% equity, 6% fixed income and 7% cash. The U.K. Plan currently assumes a rate of return on assets of 7.5%, which represents the expected long-term annual weighted-average return.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value measurements of our U.S. pension plan assets are based upon significant observable inputs (Level 2) and relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories (in millions of dollars):

	December 31,
Asset Category	2010	2009
Cash and cash equivalents	$4.0	$4.6
Equity Securities:
U.S. Large Cap	106.3	80.2
U.S. Mid Cap	29.5	23.8
U.S. Small Cap	23.5	18.4
International Large Cap	80.8	63.4
Fixed Income Securities:
U.S. Treasuries	49.8	44.6
Corporate Bonds	61.9	45.4
Government Bonds	1.3	—
Municipal Bonds	4.7	1.1
Real Estate (REITs)	4.1	2.7

Total fair value of pension plan assets	$365.9	$284.2

The fair value measurements of our U.K. pension plan assets are based upon significant observable inputs (Level 2) and relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories (in millions of dollars):

	December 31,
Asset Category	2010	2009
Cash and cash equivalents	$10.7	$8.4
U.K. Equities	54.1	48.7
Overseas Equities	72.3	60.6
U.K. Conventional Gilts	4.1	5.4
Overseas Bonds	—	4.9
Corporate Bonds	3.7	3.5
Index-Linked Gilts-Stocks	0.7	0.8

Total fair value of pension plan assets	$145.6	$132.3

Contributions

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time we make contributions beyond those legally required. In 2010, we made discretionary cash contributions to our U.S. qualified pension plan of $54.2 million. In 2009, we made discretionary cash contributions to our U.S. qualified pension plan of $42.6 million. Based upon the significant decline in asset values in 2008, which were in line with the overall market declines, it is likely we will continue to make cash contributions in 2011 and possibly in future years. We expect to contribute between $45 million and $90 million to our U.S. plan during 2011. The level of 2011 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Future Benefit Payments

The following table presents estimated future benefit payments (in millions of dollars):

	Pension Benefits	Postretirement Benefits (U.S.)
2011	$24.2	$1.5
2012	28.5	1.4
2013	31.9	1.4
2014	34.5	1.5
2015	37.5	1.5
2016-2020	242.8	7.2

	$399.4	$14.5

Note 6—Stock-Based Compensation

Plans

On February 28, 2008, our Board of Directors adopted the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan," which was approved by our stockholders at the annual meeting of stockholders held on May 15, 2008 and amended and restated on May 27, 2010. A maximum of 32.7 million shares are reserved for issuance under the Omnibus Plan. The Omnibus Plan provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units and deferred stock units to key executives, employees and non-management directors. We also granted awards under the Hertz Global Holdings, Inc. Stock Incentive Plan, or the "Stock Incentive Plan," and the Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Director Plan", or collectively the "Prior Plans."

The Omnibus Plan provides that no further awards will be granted pursuant to the Prior Plans. However, awards that had been previously granted pursuant to the Prior Plans will continue to be subject to and governed by the terms of the Prior Plans. As of December 31, 2010, there were 11.2 million shares of our common stock underlying awards outstanding under the Prior Plans. In addition, as of December 31, 2010, there were 10.3 million shares of our common stock underlying awards outstanding under the Omnibus Plan.

In addition to the 21.5 million shares underlying outstanding awards as of December 31, 2010, we had 20.1 million shares of our common stock available for issuance under the Omnibus Plan. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact on Results

A summary of the total compensation expense and associated income tax benefits recognized under our Prior Plans and the Omnibus Plan, including the cost of stock options, restricted stock units, or "RSUs," and performance stock units, or "PSUs," is as follows (in millions of dollars):

	Years ended December 31,
	2010	2009	2008
Compensation Expense	$36.6	$34.5	$27.8
Income Tax Benefit	(14.2)	(13.4)	(10.7)

Total	$22.4	$21.1	$17.1

As of December 31, 2010, there was approximately $39.8 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect special cash dividends of $4.32 per share paid on June 30, 2006 and $1.12 per share paid on November 21, 2006. The total unrecognized compensation cost is expected to be recognized over the remaining 1.4 years, on a weighted average basis, of the requisite service period that began on the grant dates.

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

We have accounted for our employee stock-based compensation awards in accordance with ASC 718, "Compensation—Stock Compensation." The options are being accounted for as equity-classified awards. We will recognize compensation cost on a straight-line basis over the vesting period. The value of each option award is estimated on the grant date using a Black-Scholes option valuation model that incorporates the assumptions noted in the following table. Because the stock of Hertz Holdings became publicly traded in November 2006 and has a short trading history, it is not practicable for us to estimate the expected volatility of our share price, or a peer company share price, because there is not sufficient historical information about past volatility. Therefore, we have used the calculated value method, substituting the historical volatility of an appropriate industry sector index for the expected volatility of Hertz Holdings' common stock price as an assumption in the valuation model. We selected the Dow Jones Specialized Consumer Services sub-sector within the consumer services industry, and we used the U.S. large capitalization component, which includes the top 70% of the index universe (by market value).

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

Assumption	2010 Grants	2009 Grants	2008 Grants
Expected volatility	36.1%	34.9%	30.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (years)	6.25	6.25	5.0 – 6.25
Risk-free interest rate	1.62% – 2.96%	2.90%	2.56 – 3.75%
Weighted-average grant date fair value	$4.00	$1.29	$4.42

A summary of option activity under the Stock Incentive Plan and the Omnibus Plan as of December 31, 2010 is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands of dollars)
Outstanding at January 1, 2010	14,110,304	$9.38	7.0	$56,221
Granted	3,291,918	$9.77
Exercised	(1,343,659)	$5.84
Forfeited or Expired	(642,659)	$11.35

Outstanding at December 31, 2010	15,415,904	$9.69	6.7	$84,534

Exercisable at December 31, 2010	9,068,178	$9.75	6.0	$52,529

A summary of non-vested options as of December 31, 2010, and changes during the year, is presented below.

	Non-vested Shares	Weighted- Average Exercise Price	Weighted- Average Grant- Date Fair Value
Non-vested as of January 1, 2010	6,679,380	$9.62	$6.16
Granted	3,291,918	$9.77	$4.00
Vested	(3,196,500)	$10.07	$6.75
Forfeited	(427,072)	$9.19	$4.98

Non-vested as of December 31, 2010	6,347,726	$9.61	$4.91

Additional information pertaining to option activity under the plans is as follows (in millions of dollars):

	Years ended December 31,
	2010	2009	2008
Aggregate intrinsic value of stock options exercised	$8.1	$4.2	$6.8
Cash received from the exercise of stock options	7.9	5.3	6.7
Fair value of options that vested	21.6	23.1	22.8
Tax benefit realized on exercise of stock options	0.3	—	—

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Stock, Performance Stock Units, Restricted Stock and Restricted Stock Units

Performance stock, PSUs and performance units granted under the Omnibus Plan will vest based on the achievement of pre-determined performance goals over performance periods determined by the compensation committee. Each of the units granted under the Omnibus Plan represent the right to receive one share of Hertz Holdings' common stock on a specified future date. In the event of an employee's death or disability, a pro rata portion of the employee's performance stock, performance stock units and performance units will vest to the extent performance goals are achieved at the end of the performance period. Restricted stock and RSUs granted under the Omnibus Plan will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the compensation committee.

A summary of RSU and PSU activity under the Omnibus Plan as of December 31, 2010 is presented below.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In thousands of dollars)
Outstanding at January 1, 2010	6,977,239	$3.53	$83,169
Granted	1,573,050	10.10
Vested	(2,173,179)	3.79
Forfeited or Expired	(332,521)	4.73

Outstanding at December 31, 2010	6,044,589	$5.08	$87,586

Additional information pertaining to RSU and PSU activity is as follows:

	Years ended December 31,
	2010	2009	2008
Total fair value of awards that vested ($ millions)	$8.2	$6.2	$—
Weighted average grant date fair value of awards	$10.10	$3.42	$4.98

Compensation expense for RSUs and PSUs is based on the grant date fair value, and is recognized ratably over the vesting period. For grants in 2008, the vesting period is two years (50% in the first year and 50% in the second year). For grants in 2009 and 2010, the vesting period is three years (25% in the first year, 25% in the second year and 50% in the third year). In addition to the service vesting condition, the PSUs granted in March, 2010 had an additional vesting condition which called for the number of units that will be awarded being based on achievement of a certain level of 2010 Corporate EBITDA.

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

For the years ended December 31, 2010, 2009 and 2008, we recognized compensation cost of approximately $0.6 million ($0.3 million, net of tax), $0.5 million ($0.3 million, net of tax) and $0.1 million ($0.1 million, net of tax), respectively, for the amount of the discount on the stock purchased by our employees under the ESPP. Approximately 1,500 employees participated in the ESPP as of December 31, 2010.

Note 7—Depreciation of Revenue Earning Equipment and Lease Charges

Depreciation of revenue earning equipment and lease charges includes the following (in millions of dollars):

	Years ended December 31,
	2010	2009	2008
Depreciation of revenue earning equipment	$1,747.0	$1,777.7	$2,011.4
Adjustment of depreciation upon disposal of the equipment	42.9	72.0	74.3
Rents paid for vehicles leased	78.2	81.7	108.5

Total	$1,868.1	$1,931.4	$2,194.2

The adjustment of depreciation upon disposal of revenue earning equipment for the years ended December 31, 2010, 2009 and 2008 included (in millions of dollars) net losses of $10.0, $40.7 and $30.2, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations, and net losses of $32.9, $31.3 and $44.1, respectively, on the disposal of vehicles used in our car rental operations.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During 2010, 2009 and 2008, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net increases of $19.1 million, $13.2 million and $36.6 million in depreciation expense for the years ended December 31, 2010, 2009 and 2008, respectively. Depreciation rate changes in certain of our equipment rental operations resulted in increases of $3.6 million and $6.1 million and a net decrease of $3.9 million in depreciation expense for the years ended December 31, 2010, 2009 and 2008, respectively.

For the years ended December 31, 2010, 2009 and 2008, our worldwide car rental operations sold approximately 158,500, 154,300, 189,300 non-program cars, respectively, a 2.7% increase in 2010 versus 2009 primarily due to a higher average fleet size.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Taxes on Income

The components of loss before income taxes for the periods were as follows (in millions of dollars):

	Years ended December 31,
	2010	2009	2008
Domestic	$(127.1)	$(149.3)	$(1,166.7)
Foreign	113.5	(21.7)	(216.1)

Total	$(13.6)	$(171.0)	$(1,382.8)

The total provision (benefit) for taxes on income consists of the following (in millions of dollars):

	Years ended December 31,
	2010	2009	2008
Current:
Federal	$0.1	$0.4	$(1.5)
Foreign	41.5	15.8	36.5
State and local	1.5	(1.2)	3.0

Total current	43.1	15.0	38.0

Deferred:
Federal	(24.7)	(34.1)	(192.9)
Foreign	1.3	(23.0)	(12.7)
State and local	(2.7)	(17.6)	(29.3)

Total deferred	(26.1)	(74.7)	(234.9)

Total provision (benefit)	$17.0	$(59.7)	$(196.9)

The principal items of the U.S. and foreign net deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows (in millions of dollars):

	2010	2009
Deferred Tax Assets:
Employee benefit plans	$83.3	$88.0
Net operating loss carryforwards	1,407.4	1,135.2
Foreign tax credit carryforwards	20.8	20.8
Federal, state and foreign local tax credit carryforwards	4.8	8.2
Accrued and prepaid expenses	224.3	206.1

Total Deferred Tax Assets	1,740.6	1,458.3
Less: Valuation Allowance	(185.8)	(167.8)

Total Net Deferred Tax Assets	1,554.8	1,290.5

Deferred Tax Liabilities:
Depreciation on tangible assets	(2,004.1)	(1,694.4)
Intangible assets	(1,042.5)	(1,067.0)

Total Deferred Tax Liabilities	(3,046.6)	(2,761.4)

Net Deferred Tax Liability	$(1,491.8)	$(1,470.9)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2010, deferred tax assets of $1,111.5 million were recorded for unutilized U.S. Federal Net Operating Losses, or "NOL," carry forwards of $3,175.7 million. The total Federal NOL carry forwards are $3,199.7 million of which $24.0 million relate to excess tax deductions associated with stock option plans which have yet to reduce taxes payable. Upon the utilization of these carry forwards, the associated tax benefits of approximately $8.4 million will be recorded to Additional Paid-in Capital. The Federal NOLs begin to expire in 2025. State NOLs exclusive of the effects of the excess tax deductions, have generated a deferred tax asset of $101.4 million. The state NOLs expire over various years beginning in 2011 depending upon particular jurisdiction.

On January 1, 2009, Bank of America acquired Merrill Lynch & Co. For U.S. income tax purposes the transaction, when combined with other unrelated transactions during the previous 36 months, resulted in a change in control as that term is defined in Section 382 of the Internal Revenue Code. Consequently, utilization of all pre-2009 U.S. net operating losses is subject to an annual limitation. We have calculated the expected annual base limitation as well as additional limitation resulting from a net unrealized built in gain as of the acquisition date and other adjustments. Based on the calculations, the limitation is not expected to result in a loss of net operating losses or have a material adverse impact on taxes.

As of December 31, 2010, deferred tax assets of $196.3 million were recorded for foreign NOL carry forwards of $828.6 million. A valuation allowance of $146.6 million at December 31, 2010 was recorded against these deferred tax assets because those assets relate to jurisdictions that have historical losses and the likelihood exists that a portion of the NOL carry forwards may not be utilized in the future.

The foreign NOL carry forwards of $828.6 million include $692.8 million which have an indefinite carry forward period and associated deferred tax assets $156.1 million. The remaining foreign NOLs of $135.8 million are subject to expiration beginning in 2015 and have associated deferred tax assets of $40.2 million.

As of December 31, 2010, deferred tax assets for U.S. Foreign Tax Credit carry forwards were $20.8 million which relate to credits generated as of December 31, 2007. The carry forwards will begin to expire in 2015. A valuation allowance of $13.5 million at December 31, 2010 was recorded against a portion of the U.S. foreign tax credit deferred tax assets in the likelihood that they may not be utilized in the future. A deferred tax asset was also recorded for various state tax credit carry forwards of $3.0 million, which will begin to expire in 2027.

In determining the valuation allowance, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with ASC 740-10, "Accounting for Income Taxes," or "ASC 740-10." This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. Based on the assessment, as of December 31, 2010, total valuation allowances of $185.8 million were recorded against deferred tax assets. Although realization is not assured, we have concluded that it is more likely than not the remaining deferred tax assets of $1,554.8 million will be realized and as such no valuation allowance has been provided on these assets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant items in the reconciliation of the statutory and effective income tax rates consisted of the following:

	Years ended December 31,
	2010	2009	2008
Statutory Federal Tax Rate	35.0%	35.0%	35.0%
Foreign tax differential	116.7	21.1	(0.5)
State and local income taxes, net of federal income tax benefit	14.1	6.0	0.7
Change in state statutory rates, net of federal income tax benefit	(12.1)	3.5	0.1
Effect of impairment charges	—	—	(16.6)
Federal permanent differences	6.3	2.0	0.1
Withholding taxes	(62.5)	(4.8)	(0.5)
Uncertain tax positions	(26.7)	(2.8)	(0.4)
Change in valuation allowance	(202.2)	(26.2)	(3.8)
All other items, net	5.8	1.1	0.1

Effective Tax Rate	(125.6)%	34.9%	14.2%

The effective tax rate for the year ended December 31, 2010 was (125.6)% as compared to 34.9% in the year ended December 31, 2009. The negative effective tax rate in 2010 is primarily due to a lower loss before income taxes in 2010, valuation allowances for losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized and differences in foreign tax rates versus the U.S. Federal tax rate. The foreign rate differential includes the effects of changes in foreign statutory tax rates, foreign permanent differences and the impact of the newly enacted tax law in France which became effective for 2010. The increase in the 2009 effective tax rate versus 2008 is primarily due to nonrecurring impairment losses in 2008.

As of December 31, 2010, our foreign subsidiaries have an immaterial amount of net undistributed earnings. Deferred tax liabilities have not been recorded for such earnings because it is management's current intention to permanently reinvest undistributed earnings offshore. It is not practicable to estimate the amount of such deferred tax liabilities. If, in the future, undistributed earnings are repatriated to the United States, or it is determined such earnings will be repatriated in the foreseeable future, deferred tax liabilities will be recorded.

As of December 31, 2010, total unrecognized tax benefits were $27.2 million, all of which, if recognized, would favorably impact the effective tax rate in future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions of dollars):

	2010	2009	2008
Balance at January 1	$25.6	$21.7	$35.5
Increase (decrease) attributable to tax positions taken during prior periods	0.3	1.1	(5.7)
Increase attributable to tax positions taken during the current year	1.3	3.1	5.2
Decrease attributable to settlements with taxing authorities	—	(0.3)	(13.3)

Balance at December 31	$27.2	$25.6	$21.7

We conduct business globally and, as a result, file one or more income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. The open tax years for these jurisdictions span from 1998 to 2010. We

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are currently under audit by the Internal Revenue Service for tax years 2006 to 2008. Several U.S. state and non-U.S. jurisdictions are under audit.

In many cases the uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. It is reasonable that approximately $8.5 million of unrecognized tax benefits may reverse within the next twelve months due to settlement with the relevant taxing authorities and/or the filing of amended income tax returns.

Net, after-tax interest and penalties related to the liabilities for unrecognized tax benefits are classified as a component of "(Provision) benefit for taxes on income" in the consolidated statement of operations. During the years ended December 31, 2010, 2009 and 2008, approximately $0.2 million, $(0.2) million and $0.6 million, respectively, in net, after-tax interest and penalties were recognized. As of December 31, 2010 and 2009, approximately $1.8 million and $5.8 million, respectively, of net, after-tax interest and penalties was accrued in our consolidated balance sheet.

Note 9—Lease and Concession Agreements

We have various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and real estate leases under which the following amounts were expensed (in millions of dollars):

	Years ended December 31,
	2010	2009	2008
Rents	$133.9	$133.2	$144.2
Concession fees:
Minimum fixed obligations	252.0	260.1	251.0
Additional amounts, based on revenues	278.7	231.5	268.8

Total	$664.6	$624.8	$664.0

For the years ended December 31, 2010, 2009 and 2008, sublease income reduced rent expense included in the above table by $4.5 million, $5.0 million and $5.4 million, respectively.

As of December 31, 2010, minimum obligations under existing agreements referred to above are approximately as follows (in millions of dollars):

	Rents	Concessions
2011	$119.4	$312.0
2012	97.9	267.1
2013	78.7	218.1
2014	61.5	148.9
2015	45.6	103.3
Years after 2015	161.0	364.5

The future minimum rent payments in the above table have been reduced by minimum future sublease rental inflows in aggregate of $17.8 million.

Many of our concession agreements and real estate leases require us to pay or reimburse operating expenses, such as common area charges and real estate taxes, to pay concession fees above guaranteed minimums or additional rent based on a percentage of revenues or sales (as defined in those agreements) arising at the relevant premises, or both. Such obligations are not reflected in the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

table of minimum future obligations appearing immediately above. We operate from various leased premises under operating leases with terms up to 25 years. A number of our operating leases contain renewal options. These renewal options vary, but the majority include clauses for renewal for various term lengths at various rates, both fixed and market.

In addition to the above, we have various leases on revenue earning equipment and office and computer equipment under which the following amounts were expensed (in millions of dollars):

	Years ended December 31,
	2010	2009	2008
Revenue earning equipment	$78.2	$81.7	$108.5
Office and computer equipment	10.4	8.9	10.2

Total	$88.6	$90.6	$118.7

As of December 31, 2010, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in millions of dollars):

2011	$15.9
2012	$2.9
2013	$0.8
2014	$—
2015	$—
After 2015	$—

Commitments under capital leases within our vehicle rental programs have been reflected in Note 4—Debt.

Note 10—Segment Information

Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. We have identified two reportable segments: rental of cars, crossovers and light trucks, or "car rental," and rental of industrial, construction and material handling equipment, or "equipment rental." Other reconciling items includes general corporate assets and expenses, certain interest expense (including net interest on corporate debt), as well as other business activities, such as our third party claim management services.

Adjusted pre-tax income (loss) is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. We believe this measure best reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes plus other reconciling items, non-cash purchase accounting charges, non-cash debt charges and certain one-time charges and non-operational items. The contribution of our reportable segments for the years ended December 31, 2010, 2009 and 2008 is summarized below (in millions of dollars).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years ended December 31,
	2010	2009	2008
Revenues
Car rental	$6,486.2	$5,979.0	$6,858.2
Equipment rental	1,070.1	1,110.9	1,658.1
Other reconciling items	6.2	11.6	8.8

Total	$7,562.5	$7,101.5	$8,525.1

Adjusted pre-tax income(a)
Car rental	$642.9	$465.3	$289.1
Equipment rental	$78.0	$76.4	$272.0
Depreciation of revenue earning equipment and lease charges
Car rental	$1,594.6	$1,614.2	$1,843.8
Equipment rental	273.5	317.2	350.4

Total	$1,868.1	$1,931.4	$2,194.2

Depreciation of property and equipment
Car rental	$112.3	$115.9	$126.0
Equipment rental	34.3	37.6	40.8
Other reconciling items	7.4	6.1	6.0

Total	$154.0	$159.6	$172.8

Amortization of other intangible assets
Car rental	$30.2	$32.5	$33.9
Equipment rental	33.4	32.8	32.4
Other reconciling items	1.1	0.7	—

Total	$64.7	$66.0	$66.3

Interest expense
Car rental	$401.3	$316.1	$452.4
Equipment rental	39.4	53.3	110.8
Other reconciling items	332.7	310.9	306.8

Total	$773.4	$680.3	$870.0

Revenue earning equipment and property and equipment
Car rental
Expenditures	$8,430.1	$7,533.1	$9,978.5
Proceeds from disposals	(7,432.7)	(5,940.0)	(8,395.1)

Net expenditures	$997.4	$1,593.1	$1,583.4

Equipment rental
Expenditures	$186.1	$94.4	$356.7
Proceeds from disposals	(124.3)	(190.3)	(293.1)

Net expenditures (proceeds)	$61.8	$(95.9)	$63.6

Other reconciling items
Expenditures	$3.9	$0.5	$9.6
Proceeds from disposals	(0.3)	—	—

Net expenditures	$3.6	$0.5	$9.6

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
	2010	2009
Total assets at end of year
Car rental	$11,742.7	$12,356.5
Equipment rental	2,997.6	2,939.0
Other reconciling items	2,591.9	706.9

Total	$17,332.2	$16,002.4

Revenue earning equipment, net, at end of year
Car rental	$7,235.7	$7,019.3
Equipment rental	1,703.7	1,832.3

Total	$8,939.4	$8,851.6

Property and equipment, net, at end of year
Car rental	$875.9	$877.9
Equipment rental	222.8	243.6
Other reconciling items	64.9	66.6

Total	$1,163.6	$1,188.1

We operate in the United States and in international countries. International operations are substantially in Europe. The operations within major geographic areas are summarized below (in millions of dollars):

	Years ended December 31,
	2010	2009	2008
Revenues
United States	$4,993.7	$4,675.9	$5,506.1
International	2,568.8	2,425.6	3,019.0

Total	$7,562.5	$7,101.5	$8,525.1

	As of December 31,
	2010	2009
Total assets at end of year
United States	$12,085.9	$10,669.7
International	5,246.3	5,332.7

Total	$17,332.2	$16,002.4

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
	2010	2009
Revenue earning equipment, net, at end of year
United States	$6,404.1	$6,432.3
International	2,535.3	2,419.3

Total	$8,939.4	$8,851.6

Property and equipment, net, at end of year
United States	$947.1	$953.7
International	216.5	234.4

Total	$1,163.6	$1,188.1

(a)
The following table reconciles adjusted pre-tax income to loss before income taxes for the years ended December 31, 2010, 2009 and 2008 (in millions of dollars):

	Years ended December 31,
	2010	2009	2008
Adjusted pre-tax income
Car rental	$642.9	$465.3	$289.1
Equipment rental	78.0	76.4	272.0

Total reportable segments	720.9	541.7	561.1
Adjustments:
Other reconciling items(1)	(372.8)	(342.8)	(323.9)
Purchase accounting(2)	(90.3)	(90.3)	(101.0)
Non-cash debt charges(3)	(182.6)	(171.9)	(100.2)
Restructuring charges	(54.7)	(106.8)	(216.2)
Restructuring related charges(4)	(13.2)	(46.5)	(26.3)
Impairment charges(5)	—	—	(1,168.9)
Management transition costs	—	(1.0)	(5.2)
Derivative gains (losses)(6)	(3.2)	2.4	(2.2)
Gain on debt buyback(7)	—	48.5	—
Third-party bankruptcy accrual(8)	—	(4.3)	—
Acquisition related costs(9)	(17.7)	—	—

Loss before income taxes	$(13.6)	$(171.0)	$(1,382.8)

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

(3)
Represents non-cash debt charges relating to the amortization and write-off of deferred debt financing costs and debt discounts. For the years ended December 31, 2010 and 2009, also includes $68.9 million and $74.6 million, respectively, associated with the amortization of amounts pertaining to the de-designation of the HVF interest rate swaps as effective hedging instruments. During the year ended December 31, 2008, also includes $11.8 million associated with the ineffectiveness of our HVF interest rate swaps and $30.0 million related to the write-off of deferred financing costs associated with those countries outside the United States as to which take-out asset-based facilities have not been entered into.

(4)
Represents incremental costs incurred directly supporting our business transformation initiatives. Such costs include transition costs incurred in connection with our business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)
Represents non-cash impairment charges related to our goodwill, other intangible assets and property and equipment.

(6)
In 2010, represents the mark-to-market adjustment on our interest rate cap. In 2009, represents the mark-to-market adjustments on our interest rate cap and gasoline swap. In 2008, represents an unrealized loss on our HIL interest rate swaptions which were terminated in October 2008.

(7)
Represents a gain (net of transaction costs) recorded in connection with the buyback of portions of certain of our Senior Notes and Senior Subordinated Notes.

(8)
Represents an allowance for uncollectible program car receivables related to a bankrupt European dealer affiliated with a U.S. car manufacturer.

(9)
Represents costs incurred in connection with the Dollar Thrifty Automotive Group, Inc. transaction which has now been terminated.

Note 11—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

From time to time we are a party to various legal proceedings. Other than with respect to the aggregate claims for public liability and property damage pending against us, management does not believe that any of the matters resolved, or pending against us, during 2010 are material to us and our subsidiaries taken as a whole. While we have accrued a liability with respect to claims for public liability and property damage of $278.7 million at December 31, 2010, management does not believe any of the other pending matters described below are material. We have summarized below, for purposes of providing background, various legal proceedings to which we were and/or are a party during 2010 or the period after December 31, 2010 but before the filing of this Annual Report. In addition to the following, various other legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries.

  1.
  Hertz Equipment Rental Corporation, or "HERC," Loss Damage Waiver

    On August 15, 2006, Davis Landscape, Ltd., individually and on behalf of all others similarly situated, filed a complaint against HERC in the United States District Court for the District of New Jersey. In November 2006, the complaint was amended to add another plaintiff, Miguel V. Pro, and more claims. The Davis Landscape matter purports to be a nationwide class action on behalf of all persons and business entities who rented equipment from HERC and who paid a Loss Damage Waiver, or "LDW," or an Environmental Recovery Fee, or "ERF." The plaintiffs seek a declaratory judgment and injunction prohibiting HERC from engaging in acts with respect to the LDW and ERF charges that violate the New Jersey Consumer Fraud Act and claim that the charges violate the Uniform Commercial Code. The plaintiffs also seek an unspecified amount of compensatory damages with the return of all LDW and ERF charges paid, attorneys' fees and costs as well as other damages. The court has granted class certification, denied our motion for summary judgment and the case is in the discovery stages.

  2.
  Concession Fee Recoveries

    On October 13, 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company, or "Enterprise," was filed in the United States District Court for the District of Nevada. The plaintiffs agreed to not pursue claims against Enterprise for the time being and the case only proceeded against Hertz. The Sobel case purports to be a nationwide class action on behalf of all persons who rented cars from Hertz at airports in Nevada and were separately charged airport concession recovery fees by Hertz as part of their rental charges. The plaintiffs

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz from quoting or charging those airport fees that are alleged not to be allowed by Nevada law. The complaint also seeks attorneys' fees and costs. Relevant documents were produced, depositions were taken and pre-trial motions were filed. After the court rendered a mixed ruling on the parties' cross-motions for summary judgment and after the Lydia Lee case was refiled against Enterprise, the parties engaged in mediation which resulted in a proposed settlement wherein Hertz and Enterprise, without admitting wrongdoing and in order to avoid further litigation, agreed to provide rental certificates to proposed class members who register for same and to pay attorneys' fees to the plaintiffs' attorneys. In November 2010, the court certified settlement classes for purposes of implementing the proposed settlement and preliminarily approved the proposed settlement. Notification of the proposed settlement was mailed or e-mailed in February of 2011 and a final approval hearing on the settlement is scheduled for May of 2011.

  3.
  Telephone Consumer Protection Act

    On May 3, 2007, Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation was commenced in the District Court of Wyandotte County, Kansas. The case was subsequently transferred to the District Court of Johnson County, Kansas. The Fun Services matter purports to be a class action on behalf of all persons in Kansas and throughout the United States who on or after four years prior to the filing of the action were sent facsimile messages of advertising materials relating to the availability of property, goods or services by HERC and who did not provide express permission for sending such faxes. The plaintiffs seek an unspecified amount of compensatory damages, attorney's fees and costs. In August 2009, the court issued an order that stayed all activity in this litigation pending a decision by the Kansas Supreme Court in Critchfield Physical Therapy, Inc. v. Taranto Group, Inc., another Telephone Consumer Protection Act case. The Kansas Supreme Court heard oral argument in the Critchfield case in January of 2010 and has not yet rendered a decision in that case.

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

    Originally filed in November of 2007, the action is pending in the United States District Court for the Southern District of California, and plaintiffs claim to represent a class of individuals or entities that purchased rental car services from a defendant at airports located in California after January 1, 2007. Plaintiffs allege that the defendants agreed to charge consumers a 2.5% tourism assessment and not to compete with respect to this assessment, while misrepresenting that this assessment is owed by consumers, rather than the rental car defendants, to the California Travel and Tourism Commission, or the "CTTC." Plaintiffs also allege that defendants agreed to pass through to consumers a fee known as the Airport Concession Fee, which fee had previously been required to be included in the rental car defendants' individual base rates, without reducing their base rates. Based on these allegations, the amended complaint seeks treble damages, disgorgement, injunctive relief, interest, attorneys' fees and costs. Plaintiffs dropped their claims against Caroline Beteta.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Plaintiffs' claims against the rental car defendants have been dismissed, except for the federal antitrust claim. In June 2010, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of the plaintiffs' antitrust case against the CTTC as a state agency immune from antitrust complaint because the California Legislature foresaw the alleged price-fixing conspiracy that was the subject of the complaint. The plaintiffs subsequently filed a petition with the Ninth Circuit seeking a rehearing and that petition was granted. In November 2010, the Ninth Circuit withdrew its June opinion and instead held that state action immunity was improperly invoked. The Ninth Circuit reinstated the plaintiffs' antitrust claims and the case has now been remanded to the district court for further proceedings.

    We were also a defendant in a consolidated action captioned "In re Tourism Assessment Fee Litigation" in the United States District Court for the Southern District of California. Originally filed as two separate actions in December of 2007, the consolidated action purported to be a class action brought on behalf of all persons and entities that paid an assessment since the inception of the Passenger Car Rental Industry Tourism Assessment Program in California on January 1, 2007. The other defendants included various of our competitors, including Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Dollar Thrifty Automotive Group, Inc., Advantage Rent-A-Car, Inc., Avalon Global Group, Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Beverly Hills Rent-A-Car, Inc., Rent4Less, Inc., Autorent Car Rental, Inc., Pacific Rent-A-Car, Inc., ABC Rent-A-Car, Inc., as well as the California Travel and Tourism Commission, and Dale E. Bonner. The complaint sought injunctive and declaratory relief, that all assessments collected and to be collected be held in trust, unspecified monetary damages, interest, attorneys' fees and costs. In August 2010, the United States Court of Appeals for the Ninth Circuit affirmed the district court's dismissal of plaintiffs' claims against all defendants. The deadline for plaintiffs to seek review of the Ninth Circuit's opinion has passed.

  5.
  Public Liability and Property Damage

    We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on our balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At December 31, 2010 and December 31, 2009 our liability recorded for public liability and property damage matters was $278.7 million and $277.8 million, respectively. We believe that our analysis was based on the most relevant information available, combined with reasonable assumptions, and that we may prudently rely on this information to determine the estimated liability. We note the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

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

Off-Balance Sheet Commitments

At December 31, 2010 and 2009, the following guarantees (including indemnification commitments) were issued and outstanding.

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our consolidated financial statements. As of December 31, 2010 and 2009, the aggregate amounts accrued for environmental liabilities

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

including liability for environmental indemnities, reflected in our consolidated balance sheets in "Other accrued liabilities" were $1.6 million and $2.0 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

During 2007 through 2010, we announced several initiatives to improve our competitiveness and industry leadership through targeted job reductions. These initiatives included, but were not limited to, job reductions at our corporate headquarters and back-office operations in the U.S. and Europe. As part of our re-engineering optimization we outsourced selected functions globally. In addition, we streamlined operations and reduced costs by initiating the closure of targeted car rental locations and equipment rental branches throughout the world. The largest of these closures occurred in 2008 which resulted in closures of approximately 250 off-airport locations and 22 branches in our U.S. equipment rental business. These initiatives impacted approximately 12,000 employees. From January 1, 2007 through December 31, 2010, we incurred $474.1 million ($239.7 million for our car rental segment, $181.0 million for our equipment rental segment and $53.4 of other) of restructuring charges.

Additional efficiency and cost saving initiatives are being developed in 2011. However, we presently do not have firm plans or estimates of any related expenses.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring charges in our consolidated statement of operations can be summarized as follows (in millions of dollars):

	Years ended December 31,
By Type:	2010	2009	2008
Involuntary termination benefits	$12.2	$44.1	$83.8
Pension and post retirement expense	0.4	0.7	5.6
Consultant costs	1.1	7.6	10.0
Asset writedowns	20.4	36.1	93.2
Facility closure and lease obligation costs	14.3	9.3	14.1
Relocation costs	5.0	4.1	—
Contract termination costs	—	1.7	—
Other	1.3	3.2	9.5

Total	$54.7	$106.8	$216.2

	Years ended December 31
By Caption:	2010	2009	2008
Direct operating	$43.5	$65.4	$171.6
Selling, general and administrative	11.2	41.4	44.6

Total	$54.7	$106.8	$216.2

	Years ended December 31,
By Segment:	2010	2009	2008
Car rental	$18.1	$58.7	$98.4
Equipment rental	34.7	38.2	103.2
Other reconciling items	1.9	9.9	14.6

Total	$54.7	$106.8	$216.2

During the years ended December 31, 2010, 2009 and 2008, the after-tax effect of the restructuring charges increased the loss per share by $0.09, $0.23 and $0.48, respectively.

The following table sets forth the activity affecting the accrual during the years ended December 31, 2010 and 2009 (in millions of dollars). We expect to pay the remaining restructuring obligations relating to involuntary termination benefits over the next twelve months. The remainder of the restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2009	$43.4	$0.5	$—	$16.4	$60.3
Charges incurred	44.1	0.7	7.6	54.4	106.8
Cash payments	(67.3)	—	(6.9)	(25.1)	(99.3)
Other(1)	(0.6)	(1.2)	(0.3)	(36.0)	(38.1)

Balance as of December 31, 2009	19.6	—	0.4	9.7	29.7
Charges incurred	12.2	0.4	1.1	41.0	54.7
Cash payments	(23.5)	—	(1.5)	(12.4)	(37.4)
Other(2)	(2.0)	(0.2)	0.1	(27.4)	(29.5)

Balance as of December 31, 2010	$6.3	$0.2	$0.1	$10.9	$17.5

(1)
Primarily consists of a decrease of $36.1 million for asset writedowns, $1.6 million for executive pension liability settlements and $0.8 million for contract termination costs, partly offset by a $0.2 million gain in foreign currency translation.

(2)
Consists of decreases of $20.4 million for asset writedowns, $6.5 million for facility closures, $1.6 million loss in foreign currency translation, $0.9 million in involuntary benefits and $0.2 million for executive pension liability settlements, partly offset by an increase in consultant costs of $0.1 million.

Note 13—Financial Instruments

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, short-term investments and trade receivables. We place our cash equivalents and short-term investments with a number of financial institutions and investment funds to limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base, and their dispersion across different businesses and geographic areas. As of December 31, 2010, we had no significant concentration of credit risk.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Fair value approximates the amount indicated on the balance sheet at December 31, 2010 and December 31, 2009 because of the short-term maturity of these instruments. Money market accounts, whose fair value at December 31, 2010, is measured using Level 1 inputs, totaling $1,747.9 million and $24.1 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively. Money market accounts, whose fair value at December 31, 2009, is measured using Level 1 inputs, totaling $106.8 million and $294.4 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt

For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities (Level 2 inputs). The aggregate fair value of all debt at December 31, 2010 was $12,063.5 million, compared to its aggregate carrying value of $11,429.6 million. The aggregate fair value of all debt at December 31, 2009 was $10,795.7 million, compared to its aggregate carrying value of $10,530.4 million.

Derivative Instruments and Hedging Activities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in millions of dollars):

	Fair Value of Derivative Instruments(1)
	Asset Derivatives(2)		Liability Derivatives(2)
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:
HVF interest rate swaps	$—	$—	$—	$12.8

Derivatives not designated as hedging instruments under ASC 815:
Gasoline swaps	3.1	2.2	—	—
Interest rate caps	7.2	8.2	7.2	5.6
Foreign exchange forward contracts	2.6	7.6	11.1	5.7
Foreign exchange options	0.1	—	—	—

Total derivatives not designated as hedging instruments under ASC 815	13.0	18.0	18.3	11.3

Total derivatives	$13.0	$18.0	$18.3	$24.1

(1)
All fair value measurements were primarily based upon significant observable (Level 2) inputs.

(2)
All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Other accrued liabilities" on our consolidated balance sheets.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Years ended December 31,
	2010	2009	2010	2009		2010	2009
Derivatives in ASC 815 Cash Flow Hedging Relationship:
HVF interest rate swaps	$12.8	$(12.8)	$(85.1)	$(74.6)	(1)	$—	$—

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

	Location of Gain or (Loss) Recognized on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Years ended December 31,
		2010	2009
Derivatives Not Designated as Hedging Instruments under ASC 815:
Gasoline swaps	Direct operating	$2.8	$7.4
Interest rate caps	Selling, general and administrative	(3.1)	(2.6)
Foreign exchange forward contracts	Selling, general and administrative	(19.5)	2.0
Foreign exchange options	Selling, general and administrative	(0.2)	0.2

Total		$(20.0)	$7.0

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate Series 2005 Notes, our subsidiary, HVF, entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualified as cash flow hedging instruments in accordance with GAAP. These agreements matured at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, until February 2009, HVF was paying monthly interest at a fixed rate of 4.5% per annum in exchange for monthly interest at one-month LIBOR, effectively transforming the floating rate Series 2005 Notes to fixed rate obligations. In March 2009, HVF made a cash payment to have the fixed rate on these swaps reset to the then current market rates of 0.872% and 1.25% for the swaps that matured in February 2010 and November 2010, respectively. $80.4 million of this payment was made to an affiliate of BAMLCP which is a counterparty to the HVF Swaps. Concurrently with this payment, the hedging relationship was de-designated and the amount remaining in "Accumulated other comprehensive income (loss)" associated with this cash flow hedging relationship was frozen and was then amortized into "Interest expense" over the respective terms of the associated debt in accordance with GAAP. Additionally, a new hedging relationship was designated between the HVF Swaps, which also qualified for cash flow hedge accounting in accordance with GAAP. Both at the inception of the hedge and throughout its remaining term, we measured ineffectiveness by comparing the fair value of the HVF Swaps and the fair value of hypothetical swaps, with similar terms, using the Hypothetical Method in accordance with GAAP. The hypothetical swaps represent a perfect hedge of the variability in interest payments associated with the Series 2005 Notes. Subsequent to the resetting of the swaps at current market rates, there was no ineffectiveness in the hedging relationship because the critical terms of the HVF Swaps matched the terms of the hypothetical swaps.

As of December 31, 2010, the HVF Swaps and associated debt have matured. As of December 31, 2009, the balance reflected in "Accumulated other comprehensive income (loss)," relating to the HVF Swaps, including the amount frozen due to the designation of the previous cash flow hedging relationship, was a loss of $49.7 million (net of tax of $31.8 million). The fair values of the HVF Swaps were calculated using the income approach and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads).

In conjunction with the refinanced Series 2009-1 Notes and the new Series 2010-2 Notes, HVF purchased an interest rate cap for $6.7 million, with a maximum notional amount equal to the refinanced Series 2009-1 Notes and the new Series 2010-2 Notes with a combined maximum principal amount of $2.1 billion, a strike rate of 5% and expected maturity date of March 25, 2013. Additionally, Hertz sold a 5% interest rate cap for $6.2 million, with a matching notional amount and term to the HVF interest rate cap. Also in December 2010, the Australian Securitization was completed and our Australian operating

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subsidiary purchased an interest rate cap for $0.5 million, with a maximum notional amount equal to the Australian Securitization maximum principal amount of A$250 million, a strike rate of 7% and expected maturity date of December 2012. Additionally, Hertz sold a 7% interest rate cap, for $0.4 million with a matching notional amount and term to the Australian operating subsidiary's interest rate cap. The fair values of all interest rate caps were calculated using a discounted cash flow method and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads). Gains and losses resulting from changes in the fair value of these interest rate caps are included in our results of operations in the periods incurred.

We purchase unleaded gasoline and diesel fuel at prevailing market rates. In January 2009, we began a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. We currently have in place swaps to cover a portion of our fuel price exposure through June 2011. We presently hedge a portion of our overall unleaded gasoline and diesel fuel purchases with commodity swaps and have contracts in place that settle on a monthly basis. As of December 31, 2010, our outstanding commodity instruments for unleaded gasoline and diesel fuel totaled approximately 8.4 million gallons and 0.2 million gallons, respectively. The fair value of these commodity instruments was calculated using a discounted cash flow method and applying observable market data (i.e., NYMEX RBOB Gasoline and U.S. Department of Energy surveys, etc.). Gains and losses resulting from changes in the fair value of these commodity instruments are included in our results of operations in the periods incurred.

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of December 31, 2010, were approximately $0.1 million. We limit counterparties to the transactions to financial institutions that have strong credit ratings. As of December 31, 2010 and 2009, the total notional amount of these foreign exchange options was $3.5 million and $0.3 million, respectively. As of December 31, 2010, these foreign exchange options mature through January 2012. The fair value of the foreign exchange options was calculated using a discounted cash flow method and applying observable market data (i.e. foreign currency exchange rates). Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations. As of December 31, 2010, the total notional amount of these forward contracts was $721.8 million, maturing within three months. The fair value of these foreign currency forward contracts was calculated based on foreign currency forward exchange rates.

On October 1, 2006, we designated our 7.875% Senior Notes due 2014 as an effective net investment hedge of our Euro-denominated net investment in our international operations. As a result of this net investment hedge designation, as of December 31, 2010 and 2009, losses of $6.8 million (net of tax of $5.1 million) and $19.2 million (net of tax of $17.8 million), respectively, attributable to the translation of our 7.875% Senior Notes due 2014 into the U.S. dollar are recorded in our consolidated balance sheet in "Accumulated other comprehensive income (loss)."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Related Party Transactions

Relationship with Hertz Investors, Inc. and the Sponsors

Stockholders Agreement

In connection with the Acquisition, we entered into a stockholders agreement (as amended, the "Stockholders Agreement") with investment funds associated with or designated by the Sponsors. The Stockholders Agreement contains agreements that entitle investment funds associated with or designated by the Sponsors to nominate all of our directors. The director nominees are to include three nominees of an investment fund associated with CD&R (one of whom shall serve as the chairman or, if the chief executive officer is the chairman, the lead director), two nominees of investment funds associated with Carlyle, two nominees of an investment fund associated with BAMLCP (collectively, the "Sponsor Designees") and up to six independent directors (subject to unanimous consent of the Sponsor Designees, for so long as Hertz Holdings remains a "controlled company" within the meaning of the New York Stock Exchange rules), subject to adjustment in the case that the applicable investment fund sells more than a specified amount of its shareholdings in us. In addition, upon Hertz Holdings ceasing to be a "controlled company" within the meaning of the New York Stock Exchange rules, if necessary to comply with the New York Stock Exchange rules, the director nominees of the Sponsors shall be reduced to two nominees of an investment fund associated with CD&R (one of whom shall serve as the chairman or, if the chief executive officer is the chairman, the lead director), one nominee of investment funds associated with Carlyle, and one nominee of an investment fund associated with BAMLCP, and additional independent directors will be elected by our Board of Directors to fill the resulting director vacancies. The Stockholders Agreement also provides that our chief executive officer shall be designated as a director, unless otherwise approved by a majority of the Sponsor Designees. In addition, the Stockholders Agreement provides that one of the nominees of an investment fund associated with CD&R shall serve as the chairman of the executive and governance committee and, unless otherwise agreed by this fund, as Chairman of our Board of Directors or lead director. In order to comply with New York Stock Exchange rules, we will be required to have a majority of independent directors on our Board of Directors within one year of our ceasing to be a "controlled company" within the meaning of the New York Stock Exchange rules.

The Stockholders Agreement grants to the investment funds associated with CD&R or to the majority of the Sponsor Designees the right to remove our chief executive officer. Any replacement chief executive officer requires the consent of the investment funds associated with CD&R as well as investment funds associated with at least one other Sponsor. It also contains restrictions on the transfer of our shares, and provides for tag-along and drag-along rights, in certain circumstances. The rights described above apply only for so long as the investment funds associated with the applicable Sponsor maintain certain specified minimum levels of shareholdings in us.

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

Registration Rights Agreement

On December 21, 2005, we entered into a registration rights agreement (as amended, the "Registration Rights Agreement") with investment funds associated with or designated by the Sponsors. The Registration Rights Agreement grants to certain of these investment funds the right, to cause us, at our

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

own expense, to use our best efforts to register such securities held by the investment funds for public resale, subject to certain limitations. The exercise of this right is limited to three requests by the group of investment funds associated with each Sponsor, except for registrations effected pursuant to Form S-3, which are unlimited, subject to certain limitations, if we are eligible to use Form S-3. The secondary offering of our common stock in June 2007 was effected pursuant to this Registration Rights Agreement. In the event we register any of our common stock, these investment funds have the right to require us to use our best efforts to include shares of our common stock held by them, subject to certain limitations, including as determined by the underwriters. The Registration Rights Agreement provides for us to indemnify the investment funds party to that agreement and their affiliates in connection with the registration of our securities.

Director Compensation Policy

In May 2010, our Board of Directors amended and restated our Director Compensation Policy. Pursuant to the policy prior to May 2010 our directors who are not also our employees each received a $150,000 annual retainer fee, of which 40% ($60,000) was payable in cash and 60% ($90,000) was payable in the form of shares of our common stock. Starting in May 2010, the policy now provides that our directors who are not also our employees each receive a $170,000 annual retainer fee, of which $70,000 is payable in cash and $100,000 is payable in the form of shares of our common stock

The chairperson of our Audit Committee is paid an additional annual cash fee of $25,000 and each other member of our Audit Committee is paid an additional annual cash fee of $10,000. The chairperson of our Compensation Committee is paid an additional annual cash fee of $15,000 and each other member of our Compensation Committee receives an additional annual cash fee of $10,000.

For the years ended December 31, 2010, 2009 and 2008, we recognized $1.8 million, $1.6 million and $1.8 million, respectively, of expense relating to the Director Compensation Policy in our consolidated statement of operations in "Selling, general and administrative" expenses.

Financing Arrangements with Related Parties

Affiliates of BAML Capital Partners (which is one of the Sponsors), including Merrill Lynch & Co., Inc., Bank of America, N.A. and certain of their affiliates (which are stockholders of Hertz Holdings), have provided various investment and commercial banking and financial advisory services to us for which they have received customary fees and commissions. In addition, these parties have acted as agents, lenders, purchasers and/or underwriters to us under our respective financing arrangements, for which they have received customary fees, commissions, expenses and/or other compensation. More specifically, these parties have acted in the following capacities, or similar capacities, with respect to our financing arrangements: lenders and/or agents under the Senior Credit Facilities, the U.S. Fleet Financing Facility and certain of the U.S. Fleet Variable Funding Notes; purchasers and/or underwriters under the Senior Notes, the Senior Subordinated Notes and certain of the U.S. Fleet Medium Term Notes; and structuring advisors and/or agents under the ABS Program.

As of December 31, 2010 and December 31, 2009, approximately $255 million and $246 million, respectively, of our outstanding debt was with related parties.

See Note 4—Debt.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Sponsor Relationships

In May and June 2009, Merrill Lynch & Co., Inc., or "ML," an affiliate of one of our Sponsors, BAMLCP, acted as an underwriter in the common stock follow-on public offering and in the public offering of the Convertible Senior Notes, for which they received customary fees and expenses.

In May 2009 we entered into subscription agreements with investment funds affiliated with CD&R and Carlyle to purchase an additional 32,101,182 shares of our common stock at a price of $6.23 per share (the same price per share paid to us by the underwriters in the common stock public offering) with proceeds to us of approximately $200.0 million. This closed on July 7, 2009 and the 32,101,182 shares of our common stock were issued to CD&R and Carlyle affiliated investment funds on the same date. Giving effect to these offerings, the Sponsors' ownership percentage in us is approximately 51%.

To date, Bank of America Corporation, and certain of its affiliates, collectively, "B of A," (which are affiliates of BAMLCP and are stockholders of Hertz Holdings) has paid to us approximately $4.9 million for "short-swing" profit liability resulting from principal trading activity in our common stock, which is subject to recovery by us under Section 16 of the Securities Exchange Act of 1934, as amended. In the event that B of A continues principal trading activity in our common stock, this amount may change.

Note 15—Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share (in millions of dollars, except per share amounts):

	Years ended December 31,
	2010	2009	2008
Basic and diluted loss per share:
Numerator:
Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(48.0)	$(126.0)	$(1,206.7)

Denominator:
Weighted average shares used in basic and diluted computation	411.9	371.5	322.7

Loss per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, basic	$(0.12)	$(0.34)	$(3.74)
Loss per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, diluted	$(0.12)	$(0.34)	$(3.74)

Diluted loss per share computations for the years ended December 31, 2010, 2009 and 2008 excluded the weighted-average impact of the assumed exercise of approximately 22.6 million, 21.7 million and 17.6 million shares, respectively, of stock options, RSUs and PSUs because such impact would be antidilutive. Additionally, for the years ended December 31, 2010 and 2009, there was no impact to the diluted loss per share computations associated with the Convertible Senior Notes, because such impact would be antidilutive.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Quarterly Financial Information (Unaudited)

Provided below is a summary of the quarterly operating results during 2010 and 2009 (in millions of dollars, except per share data).

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's per share amount may not equal the total per share amount for the respective year.

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010
Revenues	$1,660.9	$1,879.6	$2,186.3	$1,835.8
Income (loss) before income taxes	(157.8)	(6.2)	158.3	(7.8)
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	(150.4)	(25.1)	156.6	(29.2)
Earnings (loss) per share, basic	$(0.37)	$(0.06)	$0.38	$(0.07)
Earnings (loss) per share, diluted	$(0.37)	$(0.06)	$0.36	$(0.07)

	First Quarter 2009	Second Quarter 2009	Third Quarter 2009	Fourth Quarter 2009
Revenues	$1,564.9	$1,754.5	$2,041.4	$1,740.7
Income (loss) before income taxes	(210.0)	30.7	75.8	(67.4)
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	(163.5)	3.9	64.5	(30.9)
Earnings (loss) per share, basic	$(0.51)	$0.01	$0.16	$(0.08)
Earnings (loss) per share, diluted	$(0.51)	$0.01	$0.15	$(0.08)

Note 17—Subsequent Events

In January 2011, Gerald A. Plescia, President, Hertz Equipment Rental Corporation, or "HERC," retired from the Company. Mark P. Frissora, our Chairman and Chief Executive Officer is assuming the temporary senior management responsibility for HERC until a successor is named.

In January 2011, Hertz redeemed in full its outstanding ($518.5 million principal amount) 10.5% Senior Subordinated Notes due 2016 which resulted in premiums paid of $27.2 million and the write-off of unamortized debt costs of $8.6 million. In January and February 2011, Hertz redeemed $1,105 million principal amount of its outstanding 8.875% Senior Notes due 2014 which resulted in premiums paid of $24.5 million and the write-off of unamortized debt costs of $14.4 million. We used the proceeds from the September 2010 issuance of $700 million aggregate principal amount of 7.50% Senior Notes, the December 2010 issuance of $500 million aggregate principal amount of 7.375% Senior Notes and the February 2011 issuance of $500 million aggregate principal amount of 6.75% Senior Notes (see below) for these redemptions.

In February 2011, Hertz issued $500 million aggregate principal amount of 6.75% Senior Notes due 2019. The 6.75% Senior Notes are guaranteed on a senior unsecured basis by the domestic subsidiaries of Hertz that guarantee its Senior Credit Facilities.

In February 2011, Hertz used existing corporate liquidity to pay off the maturing amount of the Brazilian Fleet Financing Facility.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY BALANCE SHEETS

(In Thousands of Dollars)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$164	$175
Accounts receivable from Hertz affiliate	1,396	7,569
Taxes receivable	27,457	17,450
Prepaid expenses and other assets	18	2
Investments in subsidiaries	2,498,688	2,456,782
Deferred charges	7,839	10,133

Total assets	$2,535,562	$2,492,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$4,315
Accrued liabilities	2,079	2,067
Debt	387,085	367,352
Deferred taxes on income	31,577	38,229

Total liabilities	420,741	411,963

Stockholders' equity:
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 413,462,889 and 410,245,225 shares issued and outstanding	4,135	4,102
Additional paid-in capital	3,183,225	3,141,695
Accumulated deficit	(1,110,362)	(1,062,318)
Accumulated other comprehensive income (loss)	37,823	(3,331)

Total stockholders' equity	2,114,821	2,080,148

Total liabilities and stockholders' equity	$2,535,562	$2,492,111

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)

HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS

(In Thousands of Dollars)

	Years ended December 31,
	2010	2009	2008
Revenues	$—	$—	$—
Expenses:
Selling, general and administrative	70	144	(8)
Interest expense, net of interest income	46,888	26,610	(580)

Total expenses (income)	46,958	26,754	(588)

Other income	23,000	—	—

Income (loss) before income taxes	(23,958)	(26,754)	588
(Provision) benefit for taxes on income	16,660	11,267	(809)
Equity in losses of subsidiaries, net of tax	(17,746)	(110,535)	(1,206,525)

Net loss	$(25,044)	$(126,022)	$(1,206,746)

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)

HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands of Dollars, except share data)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital			Total Stockholders' Equity
	Shares	Amount
Balance at:
December 31, 2007	321,862,083	$3,219	$2,469,213	$270,450	$170,507	$2,913,389
Net loss				(1,206,746)		(1,206,746)
Total Comprehensive Loss of subsidiaries					(270,642)	(270,642)

Total Comprehensive Loss						(1,477,388)

Stock-based employee compensation charges, including tax benefit of $643			27,380			27,380
Exercise of stock options	1,086,360	11	6,743			6,754
Common shares issued to Directors	38,856		243			243
Phantom shares issued to Directors			150			150
Proceeds from disgorgement of stockholder short-swing profits, net of tax of $48			90			90

December 31, 2008	322,987,299	3,230	2,503,819	(936,296)	(100,135)	1,470,618
Net loss				(126,022)		(126,022)
Total Comprehensive Income of subsidiaries					96,804	96,804

Total Comprehensive Loss						(29,218)

Proceeds from sale of common stock	85,001,182	850	527,908			528,758
Proceeds from debt offering, net of tax of $46,204			68,140			68,140
Stock-based employee compensation charges, net of tax of $0			35,464			35,464
Exercise of stock options	1,158,892	12	5,330			5,342
Employee stock purchase plan	513,638	5	2,818			2,823
Proceeds from disgorgement of stockholder short-swing profits, net of tax of $7			12			12
Net settlement on vesting of restricted stock	402,593	4	(2,223)			(2,219)
Common shares issued to Directors	181,621	1	245			246
Phantom shares issued to Directors			182			182

December 31, 2009	410,245,225	4,102	3,141,695	(1,062,318)	(3,331)	2,080,148
Net loss				(25,044)		(25,044)
Reduction in subsidiary equity for dividends received				(23,000)		(23,000)
Total Comprehensive Income of subsidiaries					41,154	41,154

Total Comprehensive Loss						(6,890)

Stock-based employee compensation charges, net of tax of $0			36,560			36,560
Exercise of stock options, net of tax of $(258)	1,343,659	14	7,621			7,635
Employee stock purchase plan	344,542	4	3,770			3,774
Proceeds from disgorgement of stockholder short-swing profits, net of tax of $3			4			4
Net settlement on vesting of restricted stock	1,421,705	14	(7,850)			(7,836)
Common shares issued to Directors	107,758	1	1,187			1,188
Phantom shares issued to Directors			238			238

December 31, 2010	413,462,889	$4,135	$3,183,225	$(1,110,362)	$37,823	$2,114,821

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)

HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(25,044)	$(126,022)	$(1,206,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and write-off of deferred financing costs	2,294	1,363	—
Amortization of debt discount	19,733	10,715	—
Deferred taxes on income	(6,652)	6,189	(328)
Changes in assets and liabilities:
Receivables	—	—	5
Taxes receivable	(10,007)	(17,450)	—
Prepaid expenses and other assets	(16)	—	22
Accounts payable	(4,315)	4,095	171
Accrued liabilities	12	2,036	(239)
Accrued taxes	—	(7)	(270)
Equity in losses of subsidiaries, net of tax	17,746	110,535	1,206,525

Net cash flows used in operating activities	(6,249)	(8,546)	(860)

Cash flows from investing activities:
Investment in and advances to consolidated subsidiaries	—	(990,117)	—

Net cash used in investing activities	—	(990,117)	—

Cash flows from financing activities:
Proceeds from sale of Convertible Senior Notes	—	459,483	—
Proceeds from exercise of stock options	7,894	5,342	6,754
Accounts receivable from Hertz affiliate	6,173	7,186	(6,273)
Proceeds from disgorgement of stockholders short swing profits	7	19	138
Net settlement on vesting of restricted stock	(7,836)	(2,219)	—
Proceeds from the sale of common stock	—	528,758	—

Net cash provided by financing activities	6,238	998,569	619

Net change in cash and cash equivalents during the period	(11)	(94)	(241)
Cash and cash equivalents at beginning of period	175	269	510

Cash and cash equivalents at end of period	$164	$175	$269

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$24,861	$12,538	$(576)
Income taxes	—	—	1,383

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

There are significant restrictions over the ability of Hertz Holdings to obtain funds from its indirect subsidiaries through dividends, loans or advances. Accordingly, these condensed financial statements have been presented on a "parent-only" basis. Under a parent-only presentation, the investments of Hertz Holdings in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with the consolidated financial statements of Hertz Holdings included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." For a discussion of background and basis of presentation, see Note 1 and Note 2 to the Notes to the consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Note 2—Debt

Convertible Senior Notes

In May and June 2009, we issued $474.8 million in aggregate principal amount of 5.25% convertible senior notes due January 2014, or the "Convertible Senior Notes." Our Convertible Senior Notes may be convertible by holders into shares of Hertz Holdings' common stock, cash or a combination of cash and shares of our common stock, as elected by us, initially at a conversion rate of 120.6637 shares per $1,000 principal amount of notes, subject to adjustment.

We have a policy of settling the conversion of our Convertible Senior Notes using a combination settlement, which calls for settling the fixed dollar amount per $1,000 in principal amount in cash and settling in shares the excess conversion value, if any. Proceeds from the offering of the Convertible Senior Notes were allocated between "Debt" and "Additional paid-in capital." The value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the Convertible Senior Notes and the amount reflected as a debt liability was recorded as "Additional paid-in capital." As a result, at issuance the debt was recorded at a discount of $117.9 million reflecting that its coupon was below the market yield for a similar security without the conversion feature at issuance. The debt is subsequently accreted to its par value over its expected life, with the market rate of interest at issuance being reflected in the statements of operations. The effective interest rate on the Convertible Senior Notes on the issuance date was 12%.

On January 1, 2011, our Convertible Senior Notes became convertible. This conversion right was triggered because our closing common stock price per share exceeded $10.77 for at least 20 trading days during the 30 consecutive trading day period ending on December 31, 2010. The Convertible Senior Notes will continue to be convertible until March 31, 2011, and may be convertible thereafter, if one or more of the conversion conditions specified in the indenture is satisfied during future measurement periods.

On June 1 and December 1, 2010, Hertz Holdings made semi-annual interest payments of approximately $12.5 million on the Convertible Senior Notes. Hertz Holdings made this payment with a

SCHEDULE I (Continued)

HERTZ GLOBAL HOLDINGS, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS (Continued)

combination of cash on hand and proceeds from the repayment of an inter-company loan from Hertz, and dividends received Hertz Holdings subsidiaries.

In the future, if our cash on hand and proceeds from the repayment of inter- company loans from Hertz is not sufficient to pay the semi-annual interest payment, we would need to receive a dividend, loan or advance from our subsidiaries. However, none of our subsidiaries are obligated to make funds available to us and certain of Hertz's credit facilities have requirements that must be met prior to it making dividends, loans or advances to us. In addition, Delaware law imposes requirements that may restrict Hertz's ability to make funds available to Hertz Holdings.

For a discussion of the debt obligations of the indirect subsidiaries of Hertz Holdings, see Note 4 to the Notes to the consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Note 3—Commitments and Contingencies

Hertz Holdings has no direct commitments and contingencies, but its indirect subsidiaries do. For a discussion of the commitments and contingencies of the indirect subsidiaries of Hertz Holdings, see Notes 9 and 11 to the Notes to the consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Note 4—Dividends

During 2010, Hertz Holdings received approximately $23 million of cash dividends from its subsidiaries. Hertz Holdings did not receive any cash dividends during 2009.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

(In Thousands of Dollars)

		Additions
	Balance at Beginning of Period	Charged to Expense	Translation Adjustments	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2010	$21,268	$19,667	$(695)	$(20,532)	(a)	$19,708
Year ended December 31, 2009	$16,572	$27,951	$1,823	$(25,078)	(a)	$21,268
Year ended December 31, 2008	$12,147	$31,068	$(554)	$(26,089)	(a)	$16,572
Tax valuation allowances:
Year ended December 31, 2010	$167,812	$27,473	$(9,478)	$—		$185,807
Year ended December 31, 2009	$123,210	$39,689	$4,913	$—		$167,812
Year ended December 31, 2008	$69,879	$58,526	$(5,195)	$—		$123,210

(a)
Amounts written off, net of recoveries.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, or the "Exchange Act," is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. Their report is included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to our directors is set forth under the caption "Election of Directors" of our proxy statement, or the "2011 Proxy Statement," for our annual meeting of stockholders scheduled for May 26, 2011. Such information is incorporated herein by reference.

Information relating to our Executive Officers is included in Part I of this Annual Report under the caption "Executive Officers of the Registrant."

Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of our 2011 Proxy Statement. Such information is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a "financial expert" as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption "Corporate Governance and General Information Concerning the Board of Directors and its Committees" of our 2011 Proxy Statement. Such information is incorporated herein by reference.

Information related to our code of ethics is set forth under the caption "Corporate Governance and General Information Concerning the Board of Directors and its Committees" of our 2011 Proxy Statement. Such information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information relating to this item is set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of our 2011 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item is set forth in this Annual Report under the caption "Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information" and under the caption "Security Ownership of Certain Beneficial Owners, Directors and Officers" of our 2011 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item is set forth under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance and General Information Concerning the Board of Directors and its Committees" of our 2011 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item is set forth under the caption "Independent Registered Public Accounting Firm Fees" of our 2011 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

			Page
(a)	1.	Financial Statements:
		Our financial statements filed herewith are set forth in Part II, Item 8 of this Annual Report as follows:
		Hertz Global Holdings, Inc. and Subsidiaries—
		Report of Independent Registered Public Accounting Firm	80
		Consolidated Balance Sheets	81
		Consolidated Statements of Operations	82
		Consolidated Statements of Changes in Equity	83
		Consolidated Statements of Cash Flows	85
		Notes to Consolidated Financial Statements	86
	2.	Financial Statement Schedules:
		Our financial statement schedules filed herewith are set forth in Part II, Item 8 of this Annual Report as follows:
		Hertz Global Holdings, Inc.—Schedule I—Condensed Financial Information of Registrant	137
		Hertz Global Holdings, Inc. and Subsidiaries—Schedule II—Valuation and Qualifying Accounts	143
	3.	Exhibits:

The attached list of exhibits in the "Exhibit Index" immediately following the signature pages to this Annual Report is filed as part of this Annual Report and is incorporated herein by reference in response to this item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the borough of Park Ridge, and state of New Jersey, on the 25th day of February, 2011.

HERTZ GLOBAL HOLDINGS, INC. (Registrant)
By:	/s/ ELYSE DOUGLAS
Name:	Elyse Douglas
Title:	Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2011:

Signature	Title

/s/ GEORGE W. TAMKE George W. Tamke	Lead Director
/s/ MARK P. FRISSORA Mark P. Frissora	Chief Executive Officer and Chairman of the Board of Directors
/s/ ELYSE DOUGLAS Elyse Douglas	Executive Vice President and Chief Financial Officer
/s/ JATINDAR S. KAPUR Jatindar S. Kapur	Senior Vice President, Finance and Corporate Controller
/s/ BARRY H. BERACHA Barry H. Beracha	Director
/s/ BRIAN A. BERNASEK Brian A. Bernasek	Director
/s/ CARL T. BERQUIST Carl T. Berquist	Director
/s/ MICHAEL J. DURHAM Michael J. Durham	Director
/s/ ROBERT F. END Robert F. End	Director

Signature	Title

/s/ ANGEL L. MORALES Angel L. Morales	Director
/s/ GREGORY S. LEDFORD Gregory S. Ledford	Director
/s/ NATHAN K. SLEEPER Nathan K. Sleeper	Director
/s/ DAVID H. WASSERMAN David H. Wasserman	Director
/s/ HENRY C. WOLF Henry C. Wolf	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 30, 2007).
3.2
Amended and Restated By-Laws of Hertz Global Holdings, Inc., effective August 12, 2009 (Incorporated by reference to Exhibit 3.1.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009).
4.1.1
Indenture, dated as of December 21, 2005, between CCMG Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.1.1 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).
4.1.2
Merger Supplemental Indenture, dated as of December 21, 2005, between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.1.2 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).
4.1.3
Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of December 21, 2005, between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.1.3 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).
4.1.4
Third Supplemental Indenture, dated as of July 7, 2006, between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006).
4.1.5
Fourth Supplemental Indenture, dated as of October 15, 2007, among Simply Wheelz LLC, The Hertz Corporation, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.1.4 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007).
4.2.1
Indenture, dated as of September 30, 2010, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.50% Senior Notes Due 2018 (Incorporated by reference to Exhibit 4.21 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 9, 2010).
4.2.2
Exchange and Registration Rights Agreement, dated as of September 30, 2010, among The Hertz Corporation, the Subsidiary Guarantors named therein and the representatives of the initial purchasers, relating to the 7.50% Senior Notes Due 2018 (Incorporated by reference to Exhibit 4.20 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 9, 2010).

Exhibit Number	Description
4.3.1	Indenture, dated as of December 20, 2010, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes Due 2021.
4.3.2
Exchange and Registration Rights Agreement, dated as of December 20, 2010, among The Hertz Corporation, the Subsidiary Guarantors named therein and the representative of the initial purchasers, relating to the 7.375% Senior Notes Due 2021.
4.4.1
Indenture, dated as of February 8, 2011, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes Due 2019.
4.4.2
Exchange and Registration Rights Agreement, dated as of February 8, 2011, among The Hertz Corporation, the Subsidiary Guarantors named therein and the representative of the initial purchasers, relating to the 6.75% Senior Notes Due 2019.
4.5.1
Indenture, dated as of May 27, 2009, between Hertz Global Holdings, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, relating to the 5.25% Convertible Senior Notes due 2014 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on May 27, 2009).
4.5.2
First Supplemental Indenture, dated as of August 19, 2009, between Hertz Global Holdings, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, relating to the 5.25% Convertible Senior Notes due 2014 (Incorporated by reference to Exhibit 4.19.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009).
4.6.1
Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Rental Car Asset Backed Notes (Issuable in Series) (Incorporated by reference to Exhibit 4.9.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009).
4.6.2	Supplemental Indenture No. 1, dated as of December 21, 2010, to the Third Amended and Restated Base Indenture, between Hertz Vehicle Financing LLC and The Bank of New York Mellon Trust Company, N.A.
4.6.3
Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of September 18, 2009, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor (Incorporated by reference to Exhibit 4.9.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009).
4.6.4
Amendment No. 1, dated as of December 21, 2010, to the Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor.
4.6.5
Second Amended and Restated Participation, Purchase and Sale Agreement, dated as of September 18, 2009, among Hertz General Interest LLC, Hertz Vehicle Financing LLC and The Hertz Corporation, as Lessee and Servicer (Incorporated by reference to Exhibit 4.9.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009).

Exhibit Number	Description
4.6.6	Amendment No. 1, dated as of December 21, 2010, to the Second Amended and Restated Purchase and Sale Agreement, among The Hertz Corporation, Hertz Vehicle Financing LLC and Hertz General Interest LLC.
4.6.7
Third Amended and Restated Collateral Agency Agreement, dated as of September 18, 2009, among Hertz Vehicle Financing LLC, as a Grantor, Hertz General Interest LLC, as a Grantor, The Hertz Corporation, as Servicer, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee and a Secured Party, and The Hertz Corporation, as a Secured Party (Incorporated by reference to Exhibit 4.9.11 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009).
4.6.8
Amendment No. 1, dated as of December 21, 2010, to the Third Amended and Restated Collateral Agency Agreement, among The Hertz Corporation, as a Secured Party and Servicer, Hertz Vehicle Financing LLC, as a Grantor, Hertz General Interest LLC, as a Grantor, and The Bank of New York Mellon Trust Company, N.A., as a Secured Party, Trustee and Collateral Agent.
4.6.9
Second Amended and Restated Administration Agreement, dated as of September 18, 2009, among The Hertz Corporation, Hertz Vehicle Financing LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.12 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009).
4.6.10
Second Amended and Restated Master Exchange Agreement, dated as of September 18, 2009, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and DB Services Tennessee, Inc. (Incorporated by reference to Exhibit 4.9.13 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009).
4.6.11
Second Amended and Restated Escrow Agreement, dated as of September 18, 2009, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 4.9.14 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009).
4.6.12
Supplement to Second Amended and Restated Collateral Agency Agreement, dated as of January 26, 2007, among The Hertz Corporation, as Grantor, Gelco Corporation d/b/a GE Fleet Services, as Secured Party and BNY Midwest Trust Company as Collateral Agent (Incorporated by reference to Exhibit 4.9.25 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 30, 2007).
4.7.1
Amended and Restated Series 2009-1 Supplement, dated as of December 16, 2010, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.
4.7.2
Amended and Restated Series 2009-1 Note Purchase Agreement, dated as of December 16, 2010, among Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, Certain Conduit Investors, each as a Conduit Investor, Certain Financial Institutions, each as a Committed Note Purchaser, Certain Funding Agents, and Deutsche Bank AG, New York Branch, as Administrative Agent.

Exhibit Number	Description
4.8.1	Series 2010-2 Supplement, dated as of December 16, 2010, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.
4.8.2
Series 2010-2 Note Purchase Agreement, dated as of December 16, 2010, among Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, Certain Conduit Investors, each as a Conduit Investor, Certain Financial Institutions, each as a Committed Note Purchaser, Certain Funding Agents, and Deutsche Bank AG, New York Branch, as Administrative Agent.
4.9
Amended and Restated Series 2009-2 Supplement, dated as of June 18, 2010, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.34 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 6, 2010).
4.10
Series 2010-1 Supplement, dated as of July 22, 2010, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.35 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 6, 2010).
10.1.1
Credit Agreement, dated as of December 21, 2005, between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (referred to as the Senior Term Facility) (Incorporated by reference to Exhibit 4.6.1 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).
10.1.2
Guarantee and Collateral Agreement, dated as of December 21, 2005, between CCMG Corporation, The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, relating to the Senior Term Facility (Incorporated by reference to Exhibit 4.6.2 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).
10.1.3
Amendment to Credit Agreement, dated as of June 30, 2006, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, relating to the Senior Term Facility (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006).

Exhibit Number	Description
10.1.4	Second Amendment to Credit Agreement, dated as of February 9, 2007, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, relating to the Senior Term Facility (Incorporated by reference to Exhibit 4.6.8 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 30, 2007).
10.1.5
Third Amendment to Credit Agreement, dated as of May 23, 2007, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, relating to the Senior Term Facility (Incorporated by reference to Exhibit 4.1.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007).
10.1.6
Fourth Amendment to Credit Agreement, dated as of March 31, 2009, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, relating to the Senior Term Facility (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on April 6, 2009).
10.1.7
Fifth Amendment to Credit Agreement, dated as of September 17, 2010, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, relating to the Senior Term Facility (Incorporated by reference to Exhibit 4.6.11 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 9, 2010).
10.2.1
Credit Agreement, dated as of December 21, 2005, between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (referred to as the Senior ABL Facility) (Incorporated by reference to Exhibit 4.7.1 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).
10.2.2
U.S. Guarantee and Collateral Agreement, dated as of December 21, 2005, between CCMG Corporation, The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, relating to the Senior ABL Facility (Incorporated by reference to Exhibit 4.7.2 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).
10.2.3
Canadian Guarantee and Collateral Agreement, dated as of December 21, 2005, between Matthews Equipment Limited, Western Shut-Down (1995) Limited, certain of its subsidiaries, and Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, relating to the Senior ABL Facility) (Incorporated by reference to Exhibit 4.7.3 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).

Exhibit Number	Description
10.2.4	Amendment to Credit Agreement, dated as of June 30, 2006, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, relating to the Senior ABL Facility) (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006).
10.2.5
Second Amendment to Credit Agreement, dated as of February 15, 2007, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, relating to the Senior ABL Facility (Incorporated by reference to Exhibit 4.7.10 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 30, 2007).
10.2.6
Third Amendment to Credit Agreement, dated as of May 23, 2007, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, relating to the Senior ABL Facility (Incorporated by reference to Exhibit 4.1.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007).
10.2.7
Fourth Amendment to Credit Agreement, dated as of September 30, 2007, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Hertz Canada Equipment Rental Corporation, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, relating to the Senior ABL Facility (Incorporated by reference to Exhibit 4.1.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007).
10.2.8
Fifth Amendment to Credit Agreement, dated as of September 17, 2010, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Hertz Canada Equipment Rental Partnership, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, relating to the Senior ABL Facility (Incorporated by reference to Exhibit 4.7.13 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 9, 2010).
10.3
Intercreditor Agreement, dated as of December 21, 2005, between Deutsche Bank AG, New York Branch, as ABL Agent, Deutsche Bank AG, New York Branch, as Term Agent, as acknowledged by CCMG Corporation, The Hertz Corporation and certain of its subsidiaries, relating to the Senior Term Facility and the Senior ABL Facility (Incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).
10.4.1
Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation and Puerto Ricancars, Inc., as Borrowers, the several lenders from time to time parties thereto, and Gelco Corporation d.b.a. GE Fleet Services, as Administrative Agent and Collateral Agent (referred to as the U.S. Fleet Financing Facility) (Incorporated by reference to Exhibit 4.13 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on October 27, 2006).

Exhibit Number	Description
10.4.2	First Amendment to Credit Agreement, dated as of October 6, 2006, among The Hertz Corporation and Puerto Ricancars, Inc., as Borrowers, the several lenders from time to time parties thereto, and Gelco Corporation d.b.a. GE Fleet Services, as Administrative Agent and Collateral Agent, relating to the U.S. Fleet Financing Facility (Incorporated by reference to Exhibit 4.13.1 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on October 27, 2006).
10.4.3
Second Amendment to Credit Agreement, dated as of October 31, 2006, among The Hertz Corporation and Puerto Ricancars, Inc., as Borrowers, the several lenders from time to time parties thereto, and Gelco Corporation d.b.a. GE Fleet Services, as Administrative Agent and Collateral Agent, relating to the U.S. Fleet Financing Facility (Incorporated by reference to Exhibit 4.13.2 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 30, 2007).
10.5.1	Hertz Global Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).†
10.5.2
First Amendment to the Hertz Global Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.1.1 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on October 27, 2006).†
10.5.3	Form of Stock Subscription Agreement under Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).†
10.5.4	Form of Stock Option Agreement under Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).†
10.5.5
Form of Management Stock Option Agreement under the Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on August 16, 2007).†
10.6.1
Hertz Global Holdings, Inc. Director Stock Incentive Plan (Incorporated by reference to Exhibit 10.33 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on November 7, 2006).†
10.6.2
Form of Director Stock Option Agreement under Director Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 29, 2008).†
10.7.1
Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (as amended and restated, effective as of March 4, 2010) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010).†
10.7.2
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010).†
10.7.3
Form of Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010).†

Exhibit Number	Description
10.7.4	Form of Employee Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010).†
10.7.5
Form of Director Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010).†
10.8.1
The Hertz Corporation Supplemental Retirement and Savings Plan (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005).†
10.8.2
Amendment of The Hertz Corporation Supplemental Retirement and Savings Plan (as amended and restated, effective as of December 31, 2008) (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009).†
10.9
The Hertz Corporation Supplemental Executive Retirement Plan (as amended and restated, effective December 31, 2008) (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009).†
10.10
The Hertz Corporation Benefit Equalization Plan (as amended and restated, effective December 31, 2008) (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009).†
10.11	Hertz Global Holdings, Inc. Senior Executive Bonus Plan (Incorporated by reference to 10.6 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010).†
10.12
Hertz Global Holdings, Inc. Severance Plan for Senior Executives (Incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008).†
10.13.1
Form of Change in Control Severance Agreement among Hertz Global Holdings, Inc. and executive officers (Incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008).†
10.13.2
Form of Change in Control Severance Agreement among Hertz Global Holdings, Inc. and executive officers (form used for agreements entered into after March 3, 2010) (Incorporated by reference to 10.7 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010).†
10.14
The Hertz Corporation Key Officer Postretirement Assigned Car Benefit Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005).†
10.15
The Hertz Corporation Account Balance Defined Benefit Pension Plan (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005).†
10.16
The Hertz Corporation (UK) 1972 Pension Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005).†
10.17
The Hertz Corporation (UK) Supplementary Unapproved Pension Scheme (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005).†

Exhibit Number	Description
10.18	Non-Compete Agreement, dated April 10, 2000, between Hertz Europe Limited and Michel Taride (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005).†
10.19
Amended and Restated Employment Agreement, dated as of December 31, 2008, between Hertz Global Holdings, Inc. and Mark P. Frissora (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009).†
10.20.1	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.29 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on October 23, 2006).
10.20.2
Amendment No. 1 to Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.29.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009).
10.20.3
Form of Director Indemnification Agreement (form used for agreements entered into after April 2009) (Incorporated by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 6, 2010).
10.21
Amended and Restated Indemnification Agreement, dated as of December 21, 2005, between The Hertz Corporation, Hertz Vehicles LLC, Hertz Funding Corp., Hertz General Interest LLC, and Hertz Vehicle Financing LLC (Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).
10.22.1
Indemnification Agreement, dated as of December 21, 2005, between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., and Clayton, Dubilier & Rice, Inc. (Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).
10.22.2
Amendment No. 1 to the Indemnification Agreement, dated as of March 3, 2009, between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., and Clayton, Dubilier & Rice, Inc. (Incorporated by reference to Exhibit 10.22.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 8, 2009).
10.23.1
Indemnification Agreement, dated as of December 21, 2005, between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l., and TC Group IV, L.L.C. (Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).
10.23.2
Amendment No. 1 to the Indemnification Agreement, dated as of March 3, 2009, between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l., and TC Group IV, L.L.C. (Incorporated by reference to Exhibit 10.23.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 8, 2009).

Exhibit Number	Description
10.24.1	Indemnification Agreement, dated as of December 21, 2005, between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, CMC-Hertz Partners, L.P., ML Hertz Co-Investor, L.P., and Merrill Lynch Global Partners, Inc. (Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).
10.24.2
Amendment No. 1 to the Indemnification Agreement, dated as of March 3, 2009, between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, CMC-Hertz Partners, L.P., ML Hertz Co-Investor, L.P., and Merrill Lynch Global Partners, Inc. (Incorporated by reference to Exhibit 10.24.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 8, 2009).
10.25
Tax Sharing Agreement, dated as of December 21, 2005, between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, The Hertz Corporation, and Hertz International, Ltd. (Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).
10.26
Tax Sharing Agreement, dated as of December 21, 2005, between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, and The Hertz Corporation (Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).
10.27.1
Amended and Restated Stockholders Agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc., Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., CD&R Parallel Fund VII, L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l SICAR, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P. (Incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 30, 2007).
10.27.2
Registration Rights Agreement, dated as of December 21, 2005, among CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P. (Incorporated by reference to Exhibit 4.11 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on October 23, 2006).
10.27.3
Amendment No. 1 to the Registration Rights Agreement, dated as of November 20, 2006, among CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., CD&R Parallel Fund VII, L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l SICAR, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P. (Incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 30, 2007).
12	Computation of Consolidated Ratio of Earnings to Fixed Charges (Unaudited) for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.
21.1	Subsidiaries of Hertz Global Holdings, Inc.

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

†
Indicates management contract or compensatory plan or arrangement.

As of December 31, 2010, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.