Form 10-Q
period 2011-06-30
HERTZ GLOBAL HOLDINGS INC
filed 2011-08-05
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

There were 416,494,442 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding as of August 2, 2011.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM l.    Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Hertz Global Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Hertz Global Holdings, Inc. and its subsidiaries as of June 30, 2011, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and June 30, 2010 and the consolidated statements of cash flows for the six-month periods ended June 30, 2011 and June 30, 2010. These interim financial statements are the responsibility of the Company's management.

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
August 5, 2011

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

Unaudited

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$747,582	$2,374,170
Restricted cash and cash equivalents	274,289	207,576
Receivables, less allowance for doubtful accounts of $19,099 and $19,708	1,447,170	1,356,553
Inventories, at lower of cost or market	99,999	87,429
Prepaid expenses and other assets	464,947	352,782
Revenue earning equipment, at cost:
Cars	10,787,553	8,435,077
Less accumulated depreciation	(1,264,859)	(1,199,355)
Other equipment	2,790,005	2,756,101
Less accumulated depreciation	(1,087,346)	(1,052,414)

Total revenue earning equipment	11,225,353	8,939,409

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,119,172	1,071,987
Service equipment and other	1,001,807	900,271

	2,120,979	1,972,258
Less accumulated depreciation	(902,437)	(808,689)

Total property and equipment	1,218,542	1,163,569

Other intangible assets, net	2,522,540	2,550,559
Goodwill	307,212	300,174

Total assets	$18,307,634	$17,332,221

LIABILITIES AND EQUITY
Accounts payable	$1,560,856	$944,973
Accrued liabilities	1,043,938	1,070,082
Accrued taxes	134,397	108,940
Debt	11,693,593	11,306,429
Public liability and property damage	286,018	278,685
Deferred taxes on income	1,457,194	1,491,789

Total liabilities	16,175,996	15,200,898

Commitments and contingencies
Equity:
Hertz Global Holdings, Inc. and Subsidiaries stockholders' equity
Preferred Stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 416,415,936 and 413,462,889 shares issued and outstanding	4,164	4,135
Additional paid-in capital	3,203,452	3,183,225
Accumulated deficit	(1,187,977)	(1,110,362)
Accumulated other comprehensive income	97,262	37,823

Total Hertz Global Holdings, Inc. and Subsidiaries stockholders' equity	2,116,901	2,114,821
Noncontrolling interest	14,737	16,502

Total equity	2,131,638	2,131,323

Total liabilities and equity	$18,307,634	$17,332,221

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, except share and per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Car rental	$1,731,200	$1,582,983	$3,210,138	$2,979,554
Equipment rental	301,641	265,706	569,727	502,677
Other	39,452	30,897	72,431	58,243

Total revenues	2,072,293	1,879,586	3,852,296	3,540,474

Expenses:
Direct operating	1,187,306	1,075,037	2,260,971	2,088,036
Depreciation of revenue earning equipment and lease charges	419,669	456,720	855,758	915,893
Selling, general and administrative	195,591	171,985	377,812	339,728
Interest expense	165,826	188,873	362,715	369,971
Interest income	(1,546)	(6,791)	(3,401)	(9,069)
Other (income) expense, net	10,801	—	62,677	—

Total expenses	1,977,647	1,885,824	3,916,532	3,704,559

Income (loss) before income taxes	94,646	(6,238)	(64,236)	(164,085)
Provision for taxes on income	(34,561)	(14,210)	(4,621)	(3,190)

Net income (loss)	60,085	(20,448)	(68,857)	(167,275)
Less: Net income attributable to noncontrolling interest	(5,087)	(4,673)	(8,760)	(8,251)

Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$54,998	$(25,121)	$(77,617)	$(175,526)

Weighted average shares outstanding (in thousands)
Basic	415,947	411,834	415,011	411,290
Diluted	451,818	411,834	415,011	411,290
Earnings (loss) per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders:
Basic	$0.13	$(0.06)	$(0.19)	$(0.43)
Diluted	$0.12	$(0.06)	$(0.19)	$(0.43)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

Unaudited

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(68,857)	$(167,275)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of revenue earning equipment	809,433	881,540
Depreciation of property and equipment	77,140	78,571
Amortization of other intangible assets	33,679	32,700
Amortization and write-off of deferred financing costs	64,251	38,508
Amortization and write-off of debt discount	22,677	21,104
Stock-based compensation charges	16,630	19,308
(Gain) loss on derivatives	(2,203)	5,047
Amortization of cash flow hedges	—	38,868
Provision for losses on doubtful accounts	14,313	10,295
Asset writedowns	23,311	14,215
Deferred taxes on income	(29,184)	(3,818)
Gain on sale of property and equipment	(4,748)	(2,176)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(187,818)	(105,472)
Inventories, prepaid expenses and other assets	(57,878)	(25,509)
Accounts payable	138,214	254,809
Accrued liabilities	(179,327)	(69,523)
Accrued taxes	21,667	(5,220)
Public liability and property damage	(4,393)	252

Net cash provided by operating activities	686,907	1,016,224

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(60,233)	(389,242)
Revenue earning equipment expenditures	(5,466,856)	(5,317,298)
Proceeds from disposal of revenue earning equipment	3,488,890	3,443,510
Property and equipment expenditures	(125,370)	(92,018)
Proceeds from disposal of property and equipment	28,388	15,194
Acquisitions, net of cash acquired	(10,976)	(157)
(Purchase) sale of short-term investments, net	(32,891)	3,171
Other investing activities	1,303	817

Net cash used in investing activities	$(2,177,745)	$(2,336,023)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands of Dollars)

Unaudited

	Six Months Ended June 30,
	2011	2010
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$3,028,591	$681,370
Payment of long-term debt	(3,631,480)	(756,964)
Short-term borrowings:
Proceeds	285,803	274,730
Payments	(489,217)	(281,009)
Proceeds (payments) under the revolving lines of credit, net	728,855	1,423,403
Distributions to noncontrolling interest	(10,500)	(7,630)
Proceeds from employee stock purchase plan	1,716	1,222
Proceeds from exercise of stock options	11,581	2,250
Proceeds from disgorgement of stockholder short-swing profits	72	111
Net settlement on vesting of restricted stock	(11,381)	(5,670)
Payment of financing costs	(81,392)	(24,972)

Net cash provided by (used in) financing activities	(167,352)	1,306,841

Effect of foreign exchange rate changes on cash and cash equivalents	31,602	(75,836)

Net change in cash and cash equivalents during the period	(1,626,588)	(88,794)
Cash and cash equivalents at beginning of period	2,374,170	985,642

Cash and cash equivalents at end of period	$747,582	$896,848

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$343,383	$264,563
Income taxes	25,338	30,694
Supplemental disclosures of non-cash flow information:
Purchases of revenue earning equipment included in accounts payable and accrued liabilities	$628,695	$828,881
Sales of revenue earning equipment included in receivables	263,954	530,856
Purchases of property and equipment included in accounts payable	59,633	29,125
Sales of property and equipment included in receivables	14,356	5,259

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

For the six months ended June 30, 2010, we have revised net cash provided by operating activities and net cash used in investing activities within our consolidated statement of cash flows due to a gross-up of cash lease payments relating to our revenue earning equipment in the non-cash add back previously included in depreciation of revenue earning equipment and proceeds from disposal of revenue earning equipment.

For the six months ended June 30, 2010, we have also revised net cash used in investing activities and net cash provided by financing activities within our consolidated statement of cash flows to classify certain payments to a third party finance company for purchases of revenue earning equipment as cash outflows from financing activities as opposed to investing activities.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income," requiring companies to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements of net income and other comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. These provisions will become effective for us beginning with our quarterly report for the period ended March 31, 2012.

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

Restricted cash and cash equivalents includes cash and cash equivalents that are not readily available for our normal disbursements. Restricted cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, for our Like-Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. As of June 30, 2011 and December 31, 2010, the portion of total restricted cash and cash equivalents that was associated with our Fleet Debt facilities was $183.2 million and $115.6 million, respectively. The increase in restricted cash and cash equivalents associated with our fleet debt of $67.6 million from December 31, 2010 to June 30, 2011 was primarily related to the timing of purchases and sales of revenue earning vehicles.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 4—Goodwill and Other Intangible Assets

The following summarizes the changes in our goodwill, by segment (in millions of dollars):

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2011
Goodwill	$336.4	$658.7	$995.1
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	293.4	6.8	300.2

Goodwill acquired during the period	1.8	0.2	2.0
Adjustments to previously recorded purchase price allocation	(0.9)	1.4	0.5
Other changes during the period(1)	4.3	0.2	4.5

	5.2	1.8	7.0
Balance as of June 30, 2011
Goodwill	341.6	660.5	1,002.1
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	$298.6	$8.6	$307.2

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2010
Goodwill	$335.8	$654.5	$990.3
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	292.8	2.6	295.4

Goodwill acquired during the year	2.7	4.3	7.0
Other changes during the year(1)	(2.1)	(0.1)	(2.2)

	0.6	4.2	4.8
Balance as of December 31, 2010
Goodwill	336.4	658.7	995.1
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	$293.4	$6.8	$300.2

(1)
Primarily consists of changes resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Other intangible assets, net, consisted of the following major classes (in millions of dollars):

	June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$606.6	$(334.0)	$272.6
Other(1)	64.6	(22.9)	41.7

Total	671.2	(356.9)	314.3

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other(2)	18.2	—	18.2

Total	2,208.2	—	2,208.2

Total other intangible assets, net	$2,879.4	$(356.9)	$2,522.5

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$606.5	$(304.6)	$301.9
Other(1)	59.1	(18.6)	40.5

Total	665.6	(323.2)	342.4

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other(2)	18.2	—	18.2

Total	2,208.2	—	2,208.2

Total other intangible assets, net	$2,873.8	$(323.2)	$2,550.6

(1)
Other amortizable intangible assets primarily consist of our Advantage trade name and concession rights, reacquired franchise rights, non-compete agreements and technology-related intangibles.

(2)
Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.

Amortization of other intangible assets for the three months ended June 30, 2011 and 2010, was approximately $16.9 million and $16.3 million, respectively, and for the six months ended June 30, 2011 and 2010, was approximately $33.7 million and $32.7 million, respectively. Based on our amortizable intangible assets as of June 30, 2011, we expect amortization expense to be approximately $32.8 million for the remainder of 2011, $65.3 million in 2012, $64.0 million in 2013, $61.0 million in 2014, $59.8 million in 2015 and $13.4 million in 2016.

During the six months ended June 30, 2011, we added eight international car rental locations and one domestic equipment rental location through external acquisitions. These transactions have been accounted for using the acquisition method of accounting in accordance with GAAP and operating results of the acquired locations from the date of acquisition are included in our consolidated statement

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

of operations. The allocation of the purchase price to the tangible and intangible net assets acquired is preliminary and subject to finalization. These acquisitions are not material to the consolidated amounts presented within our statement of operations for the three-month and six-month periods ended June 30, 2011.

Note 5—Taxes on Income

The effective tax rate for the three and six months ended June 30, 2011 was 36.5% and (7.2)%, respectively. The provision for taxes on income of $34.5 million in the three months ended June 30, 2011 increased from $14.2 million in the three months ended June 30, 2010, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized. The provision for taxes on income of $4.6 million in the six months ended June 30, 2011 increased from $3.2 million in the six months ended June 30, 2010, primarily due to lower loss before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized.

Note 6—Depreciation of Revenue Earning Equipment and Lease Charges

Depreciation of revenue earning equipment and lease charges includes the following (in millions of dollars):

	Three Months Ended June 30,
	2011	2010
Depreciation of revenue earning equipment	$453.3	$426.1
Adjustment of depreciation upon disposal of revenue earning equipment	(56.3)	12.7
Rents paid for vehicles leased	22.7	17.9

Total	$419.7	$456.7

	Six Months Ended June 30,
	2011	2010
Depreciation of revenue earning equipment	$871.8	$854.0
Adjustment of depreciation upon disposal of revenue earning equipment	(62.4)	27.5
Rents paid for vehicles leased	46.3	34.4

Total	$855.7	$915.9

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended June 30, 2011 and 2010, included a net gain of $53.6 million and a net loss of $9.4 million, respectively, on the disposal of vehicles used in our car rental operations and a net gain of $2.7 million and a net loss of $3.3 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations. The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 2011 and 2010, included a net gain of $59.7 million and a net loss of $20.6 million, respectively, on the disposal of vehicles used in our car rental operations and a net gain of $2.7 million and a net loss of $6.9 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the six months ended June 30, 2011, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net decreases of $8.0 million and $8.6 million in depreciation expense for the three and six months ended June 30, 2011, respectively. During the three and six months ended June 30, 2011, depreciation rate changes in certain of our equipment rental operations resulted in net decreases of $1.3 million and $2.3 million in depreciation expense.

For the three months ended June 30, 2011 and 2010, our worldwide car rental operations sold approximately 42,800 and 42,000 non-program cars, respectively, a 1.9% year over year increase. For the six months ended June 30, 2011 and 2010, our worldwide car rental operations sold approximately 74,900 and 84,000 non-program cars, respectively, a 10.8% year over year decrease primarily due to an increase in car rental demand.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 7—Debt

Our debt consists of the following (in millions of dollars):

Facility	Average Interest Rate at June 30, 2011(1)	Fixed or Floating Interest Rate	Maturity	June 30, 2011	December 31, 2010
Corporate Debt
Senior Term Facility(2)	3.75%	Floating	3/2018	$1,396.5	$1,345.0
Senior ABL Facility(2)	2.26%	Floating	3/2016	125.0	—
Senior Notes(3)	7.32%	Fixed	1/2014–1/2021	2,669.1	3,229.6
Senior Subordinated Notes	10.50%	Fixed	1/2016	—	518.5
Promissory Notes	7.48%	Fixed	6/2012–1/2028	224.8	345.6
Convertible Senior Notes	5.25%	Fixed	6/2014	474.7	474.8
Other Corporate Debt	4.45%	Floating	Various	34.3	22.0
Unamortized Net (Discount) Premium (Corporate)(4)				(77.6)	(104.8)

Total Corporate Debt				4,846.8	5,830.7

Fleet Debt
U.S. ABS Program
U.S. Fleet Variable Funding Notes:
Series 2009-1(5)	1.13%	Floating	3/2013	1,713.0	1,488.0
Series 2010-2(5)	1.22%	Floating	3/2013	127.0	35.0
U.S. Fleet Medium Term Notes
Series 2009-2 Notes(5)	4.95%	Fixed	3/2013–3/2015	1,384.3	1,384.3
Series 2010-1 Notes(5)	3.77%	Fixed	2/2014–2/2018	749.8	749.8
Series 2011-1 Notes(5)	2.86%	Fixed	3/2015–3/2017	598.0	—
Other Fleet Debt
U.S. Fleet Financing Facility	1.44%	Floating	12/2011	165.0	163.0
European Revolving Credit Facility	5.05%	Floating	6/2013	315.3	168.6
European Seasonal Revolving Credit Facility	3.81%	Floating	11/2011	100.6	—
European Fleet Notes	8.50%	Fixed	7/2015	574.8	529.0
European Securitization(5)	4.51%	Floating	7/2012	332.4	236.9
Canadian Securitization(5)	1.16%	Floating	11/2011	127.9	80.4
Australian Securitization(5)	6.44%	Floating	12/2012	142.3	183.2
Brazilian Fleet Financing Facility	13.34%	Floating	12/2011	19.4	77.8
Capitalized Leases	4.64%	Floating	Various	511.9	398.1
Unamortized Discount (Fleet)				(14.9)	(18.4)

Total Fleet Debt				6,846.8	5,475.7

Total Debt				$11,693.6	$11,306.4

Note:
For further information on the definitions and terms of our debt, see Note 4 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

(1)
As applicable, reference is to the June 30, 2011 weighted average interest rate (weighted by principal balance).

(2)
December 31, 2010 balance refers to the former facilities which were refinanced on March 11, 2011, see "2011 Events," below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

(3)
References to our "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below. As of June 30, 2011, the outstanding principal amount for each such series of the Senior Notes is also specified below.

Senior Notes	Outstanding Principal
8.875% Senior Notes due January 2014	$162.3 million
7.875% Senior Notes due January 2014	$306.8 million (€213.5 million)
7.50% Senior Notes due October 2018	$700 million
7.375% Senior Notes due January 2021	$500 million
6.75% Senior Notes due April 2019	$1,000 million
(4)
As of June 30, 2011 and December 31, 2010, $76.9 million and $87.7 million, respectively, of the unamortized corporate discount relates to the 5.25% Convertible Senior Notes.

(5)
Maturity reference is to the "expected final maturity date" as opposed to the subsequent "legal maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness expect the relevant indebtedness to be repaid. The legal final maturity date is the date on which the relevant indebtedness is legally due and payable.

Maturities

The aggregate amounts of maturities of debt for each of the twelve-month periods ending June 30 (in millions of dollars) are as follows:

2012	$4,364.1	(including $4,167.7 of other short-term borrowings)
2013	$597.8
2014	$743.1
2015	$1,210.7
2016	$963.9
After 2016	$3,906.5

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures. We believe that cash generated from operations and cash received on the disposal of vehicles and equipment, together with amounts available under various liquidity facilities, will be adequate to permit us to meet our debt maturities over the next twelve months.

Our short-term borrowings as of June 30, 2011 include, among other items, the amounts outstanding under the European Securitization, Australian Securitization, U.S. Fleet Financing Facility, U.S. Variable Funding Notes, Brazilian Fleet Financing Facility, Canadian Securitization, Capitalized Leases and European Revolving Credit Facility. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. Short-term borrowings also include the Convertible Senior Notes which became convertible on January 1, 2011 and remain as such through September 30, 2011. As of June 30, 2011, short-term borrowings had a weighted average interest rate of 3.0%.

Letters of Credit

As of June 30, 2011, there were outstanding standby letters of credit totaling $580.3 million. Of this amount, $532.8 million was issued under the Senior Credit Facilities ($288.6 million of which was issued for the benefit of the ABS Program) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have agreed to indemnify the policy issuers for

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

any losses) as well as airport concession obligations in the United States, Canada and Europe. As of June 30, 2011, none of these letters of credit have been drawn upon.

2011 Events

On January 1, 2011, our Convertible Senior Notes became convertible. This conversion right was triggered because our closing common stock price per share exceeded $10.77 for at least 20 trading days during the 30 consecutive trading day period ending on December 31, 2010. Since this same trigger was met in the periods ending March 31, 2011 and June 30, 2011, the Convertible Senior Notes continue to be convertible through September 30, 2011, and may be convertible thereafter, if one or more of the conversion conditions specified in the indenture is satisfied during future measurement periods. Our policy has been and continues to be to settle conversions of Convertible Senior Notes using a combination of cash and our common stock, which calls for settling the fixed dollar amount per $1,000 in principal amount in cash and settling in shares the excess conversion, if any.

In January 2011, Hertz redeemed in full its outstanding ($518.5 million principal amount) 10.50% Senior Subordinated Notes due 2016 which resulted in premiums paid of $27.2 million and the write-off of unamortized debt costs of $8.6 million. In January and February 2011, Hertz redeemed $1,105 million principal amount of its outstanding 8.875% Senior Notes due 2014 which resulted in premiums paid of $24.5 million and the write-off of unamortized debt costs of $14.4 million. Hertz used the proceeds from the September 2010 issuance of $700 million aggregate principal amount of 7.50% Senior Notes, the December 2010 issuance of $500 million aggregate principal amount of 7.375% Senior Notes and the February 2011 issuance of $500 million aggregate principal amount of 6.75% Senior Notes (see below) for these redemptions. Premiums paid during the six months ended June 30, 2011 of $51.7 million are recorded in "Other (income) expense, net" on our consolidated statement of operations.

In February 2011, Hertz issued $500 million aggregate principal amount of 6.75% Senior Notes due 2019. The 6.75% Senior Notes are guaranteed on a senior unsecured basis by the domestic subsidiaries of Hertz that guarantee its Senior Credit Facilities.

In February 2011, Hertz used existing corporate liquidity to pay off the maturing amount of the Brazilian Fleet Financing Facility.

In March 2011, Hertz issued an additional $500 million aggregate principal of the 6.75% Senior Notes due 2019 in a private offering. The proceeds of which were used in April 2011 to redeem $480 million principal amount of Hertz's outstanding 8.875% Senior Notes due 2014 which resulted in premiums paid during the three months ended June 30, 2011, of $10.7 million recorded in "Other (income) expense, net" on our consolidated statement of operations and the write-off of unamortized debt costs of $5.8 million.

In March 2011, Hertz refinanced its 2005 Senior Term Facility and 2005 Senior ABL Facility. A description of the new Senior Term Facility and Senior ABL Facility is set forth below. During the three months ended March 31, 2011, we recorded an expense of $9.3 million in "Interest expense" on our consolidated statement of operations associated with the write-off of unamortized debt costs in connection with the refinancing of our 2005 Senior Term Facility and 2005 Senior ABL Facility. Additionally, a portion of the unamortized debt costs associated with the 2005 Senior Term Facility and 2005 Senior ABL Facility are continuing to be amortized over the terms of the new Senior Term Facility and Senior ABL Facility. The determination of whether these costs were expensed or further deferred was dependent upon whether the terms of the old and new instruments were considered to be substantially different. In regards to the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Senior Term Facility, the determination as to whether the 2005 Senior Term Facility and the new Senior Term Facility were considered to be substantially different was made on a lender by lender basis using the "net method" which compares the cash flows related to the lowest common principal balance between the old and new instruments.

In March 2011, Hertz entered into a credit agreement that provides a $1,400.0 million secured term loan facility (as amended, the "Senior Term Facility"). In addition, the Senior Term Facility includes a pre-funded synthetic letter of credit facility in an aggregate principal amount of $200.0 million. Subject to the satisfaction of certain conditions and limitations, the Senior Term Facility allows for the addition of incremental term and/or revolving loans. Hertz used approximately $1,345.0 million of borrowings under the Senior Term Facility to refinance indebtedness under the 2005 Senior Term Facility. We reflected this transaction on a gross basis in our Consolidated Statement of Cash Flows in "Proceeds from issuance of long-term debt" and "Payment of long-term debt." During the six months ended June 30, 2011, we recorded financing costs of $6.6 million in "Interest expense" on our consolidated statement of operations associated with the new Senior Term Facility.

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

In March 2011, Hertz amended the Canadian Securitization to extend the maturity date from May 2011 to November 2011.

In June 2011, Hertz Vehicle Financing LLC, or "HVF," a special purpose bankruptcy remote limited liability company of which Hertz is the sole member, closed on $598 million in aggregate principal amount of 3.5 year and 5.5 year weighted average life Series 2011-1 Rental Car Asset Backed Notes, Class A and Class B.

In June 2011, Hertz Holdings Netherlands B.V., an indirect wholly-owned subsidiary of Hertz organized under the laws of The Netherlands, entered into an accordion facility, or the "European Seasonal Revolving Credit Facility," under the European Revolving Credit Facility that provides for aggregate maximum borrowings of €100 million (the equivalent of $143.7 million as of June 30, 2011), subject to borrowing base availability.

Registration Rights

Pursuant to the terms of exchange and registration rights agreements entered into in connection with the separate issuances of the 7.5% Senior Notes due 2018, the 7.375% Senior Notes due 2021 and the 6.75% Senior Notes due 2019, Hertz has agreed to file a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of such notes for registered notes or, in the alternative, the registered resale of such notes. Hertz's failure to meet its obligations under the exchange and registration rights agreements, including by failing to have the respective registration statement become effective by a specified date or failing to complete the respective exchange offer by a specified

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

date, will result in Hertz incurring special interest on such notes at a per annum rate of 0.25% for the first 90 days of any period where a default has occurred and is continuing, which rate will be increased by an additional 0.25% during each subsequent 90 day period, up to a maximum of 0.50%. On March 23, 2011, Hertz filed a registration statement for such notes and on May 25, 2011, Hertz filed an amended registration statement. We do not believe the special interest obligation is probable, and as such, we have not recorded any amounts with respect to this registration payment arrangement.

Guarantees and Security

There have been no material changes to the guarantees and security provisions of the debt instruments and credit facilities under which our indebtedness as of June 30, 2011 has been issued from the terms as disclosed in our Form 10-K.

Financial Covenant Compliance

Under the new terms of our amended Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility we are subject to a springing financial maintenance covenant upon the occurrence of certain triggering events. As of June 30, 2011, no triggering event had occurred requiring testing of the springing financial maintenance covenant.

Borrowing Capacity and Availability

As of June 30, 2011, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,340.8	$828.9

Total Corporate Debt	1,340.8	828.9

Fleet Debt
U.S. Fleet Variable Funding Notes	298.1	29.6
European Seasonal Revolving Credit Facility	43.1	43.1
European Securitization	174.3	34.6
Canadian Securitization	101.4	20.3
Australian Securitization	121.2	2.6
Brazilian Fleet Financing Facility	0.9	—
Capitalized Leases	15.0	—

Total Fleet Debt	754.0	130.2

Total	$2,094.8	$959.1

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

As of June 30, 2011, the Senior Term Facility had approximately $0.5 million available under the letter of credit facility and the Senior ABL Facility had $1,111.7 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.

Some of these special purpose entities are consolidated variable interest entities, of which Hertz is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of June 30, 2011 and December 31, 2010, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of loans receivable and revenue earning equipment of $651.4 million and $652.1 million, respectively, and total liabilities primarily comprised of debt of $650.8 million and $651.6 million, respectively.

Note 8—Employee Retirement Benefits

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefit Cost:
Service cost	$6.9	$6.7	$1.8	$1.2	$—	$—
Interest cost	7.5	6.8	2.8	2.5	0.3	0.2
Expected return on plan assets	(8.1)	(6.7)	(3.1)	(2.4)	—	—
Net amortization	2.3	1.6	(0.3)	—	0.1	(0.1)
Settlement loss	0.4	0.1	—	—	—	—
Curtailment gain	—	—	(13.1)	—	—	—

Net pension/postretirement expense	$9.0	$8.5	$(11.9)	$1.3	$0.4	$0.1

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Six Months Ended June 30
	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefit Cost:
Service cost	$13.1	$13.4	$3.5	$2.5	$0.1	$0.1
Interest cost	14.0	13.6	5.6	5.1	0.5	0.4
Expected return on plan assets	(15.2)	(13.4)	(6.2)	(4.9)	—	—
Net amortization	4.3	3.3	(0.6)	(0.1)	0.1	(0.2)
Settlement loss	0.7	0.4	—	—	—	—
Curtailment gain	—	—	(13.1)	—	—	—

Net pension/postretirement expense	$16.9	$17.3	$(10.8)	$2.6	$0.7	$0.3

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time we make contributions beyond those legally required. For the three and six months ended June 30, 2011, we contributed $12.3 million and $57.1 million, respectively, to our worldwide pension plans, including discretionary contributions of $0.8 million and $13.2 million, respectively, to our United Kingdom, or "U.K.," defined benefit pension plan and benefit payments made through unfunded plans. For the three and six months ended June 30, 2010, we contributed $10.6 million and $46.6 million, respectively, to our worldwide pension plans, including discretionary contributions of $1.4 million and $3.2 million, respectively, to our U.K. defined benefit pension plan and benefit payments made through unfunded plans. Based upon the significant decline in asset values in 2008, which were in line with the overall market declines, it is likely we will continue to make cash contributions in 2011 and possibly in future years.

We sponsor a defined benefit pension plan in the U.K. On June 30, 2011, we approved an agreement with the trustees of that plan to cease all future benefit accruals to existing members and to close the plan to new members. We will introduce a defined contribution plan with company matching contributions to replace the defined benefit pension plan. The company matching contributions will generally be 100% of the employee contributions, up to 8% of pay, except that current members of the defined benefit plan will receive an enhanced match for five years. On scheme closure this will result in somewhat lower contributions this year into the defined benefit plan, which will be offset by matching contributions to the new defined contribution plan. We have recognized a gain of $13.1 million for the U.K. plan that represents unamortized prior service cost from a 2010 amendment that eliminated discretionary pension increases related to pre-1997 service primarily related to inactive employees.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 9—Stock-Based Compensation

In March 2011, we granted 371,505 Restricted Stock Units, or "RSUs," to certain executives and employees at fair values ranging from $14.60 to $15.02, 499,515 Performance Stock Units, or "PSUs," at a fair value of $14.60, and 193,798 PSUs at a fair value of $10.19 under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan." For the PSUs, 499,515 have a performance condition under which the number of units that will ultimately be awarded will vary from 0% to 150% of the original grant, based on the sum of 2011 and 2012 Corporate EBITDA results. The remaining 193,798 PSUs granted contain a market condition whereby the 20 day average trailing stock price must equal or exceed a certain price target at any time during the five year performance period. In May 2011, we granted 130,275 RSUs at a fair value of $16.39.

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

A summary of the total compensation expense and associated income tax benefits recognized under our Hertz Global Holdings, Inc. Stock Incentive Plan and Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Prior Plans," and the Omnibus Plan, including the cost of stock options, RSUs, and PSUs, is as follows (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Compensation Expense	$7.6	$10.3	$16.6	$19.3
Income Tax Benefit	(3.0)	(4.0)	(6.4)	(7.5)

Total	$4.6	$6.3	$10.2	$11.8

As of June 30, 2011, there was approximately $49.4 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect special cash dividends of $4.32 per share paid on June 30, 2006 and $1.12 per share paid on November 21, 2006. The total unrecognized compensation cost is expected to be recognized over the remaining 1.7 years, on a weighted average basis, of the requisite service period that began on the grant dates.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 10—Segment Information

Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. We have identified two reportable segments: rental of cars, crossovers and light trucks, or "car rental," and rental of industrial, construction and material handling equipment, or "equipment rental." Other reconciling items include general corporate assets and expenses, certain interest expense (including net interest on corporate debt), as well as other business activities, such as our third party claim management services.

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

	Three Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2011	2010	2011	2010
Car rental	$1,768.8	$1,611.4	$242.2	$174.9
Equipment rental	301.7	265.8	33.4	14.4

Total reportable segments	2,070.5	1,877.2	275.6	189.3
Other	1.8	2.4

Total	$2,072.3	$1,879.6

Adjustments:
Other reconciling items(1)			(91.2)	(93.5)
Purchase accounting(2)			(22.5)	(22.5)
Non-cash debt charges(3)			(27.1)	(49.6)
Restructuring charges			(33.7)	(20.3)
Restructuring related charges(4)			(2.8)	(2.0)
Derivative losses(5)			—	(0.6)
Acquisition related costs			(6.1)	(7.0)
Pension adjustment(6)			13.1	—
Premiums paid on debt(7)			(10.7)	—

Income (loss) before income taxes			$94.6	$(6.2)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Six Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2011	2010	2011	2010
Car rental	$3,279.1	$3,033.1	$303.5	$202.0
Equipment rental	569.9	502.8	43.6	9.4

Total reportable segments	3,849.0	3,535.9	347.1	211.4
Other	3.3	4.6

Total	$3,852.3	$3,540.5

Adjustments:
Other reconciling items(1)			(178.7)	(184.9)
Purchase accounting(2)			(43.1)	(44.6)
Non-cash debt charges(3)			(87.0)	(98.4)
Restructuring charges			(38.4)	(31.0)
Restructuring related charges(4)			(3.3)	(7.3)
Derivative losses(5)			—	(2.3)
Acquisition related costs			(9.0)	(7.0)
Management transition costs			(2.5)	—
Pension adjustment(6)			13.1	—
Premiums paid on debt(7)			(62.4)	—

Loss before income taxes			$(64.2)	$(164.1)

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

(6)
Represents a gain for the U.K. pension plan relating to unamortized prior service cost from a 2010 amendment that eliminated discretionary pension increases related to pre-1997 service primarily pertaining to inactive employees.

(7)
Represents premiums paid to redeem our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes.

Total assets increased $975.4 million from December 31, 2010 to June 30, 2011. The increase was primarily related to an increase in our car rental segment's revenue earning equipment, partly offset by a decrease in other cash and cash equivalents primarily relating to the redemption of our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 11—Total Equity

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Preferred Stock			Additional Paid-In Capital	Accumulated Deficit		Non- controlling Interest	Total Equity
(in Millions)		Shares	Amount
December 31, 2010	$—	413.5	$4.1	$3,183.2	$(1,110.4)	$37.9	$16.5	$2,131.3
Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					(77.6)			(77.6)
Translation adjustment changes, net of tax						58.7		58.7
Unrealized holding gains on securities, net of tax						1.2		1.2
Unrealized gain on Euro-denominated debt, net of tax						(14.9)		(14.9)
Defined benefit pension plans, net of tax						14.4		14.4

Total Comprehensive Loss								(18.2)

Net income relating to noncontrolling interest							8.7	8.7
Dividend payment to noncontrolling interest							(10.5)	(10.5)
Employee stock purchase plan		0.1		2.0				2.0
Net settlement on vesting of restricted stock		1.2		(11.4)				(11.4)
Stock-based employee compensation charges, net of tax				16.6				16.6
Exercise of stock options, net of tax		1.6	0.1	11.6				11.7
Common shares issued to Directors				1.4				1.4

June 30, 2011	$—	416.4	$4.2	$3,203.4	$(1,188.0)	$97.3	$14.7	$2,131.6

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

						Accumulated Other Comprehensive Income (Loss)
		Common Stock
	Preferred Stock			Additional Paid-In Capital	Accumulated Deficit		Non- controlling Interest	Total Equity
(in Millions)		Shares	Amount
December 31, 2009	$—	410.2	$4.1	$3,141.7	$(1,062.3)	$(3.3)	$17.2	$2,097.4
Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					(175.5)			(175.5)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax						29.0		29.0
Translation adjustment changes, net of tax						(83.2)		(83.2)
Unrealized gain on Euro-denominated debt, net of tax						27.6		27.6
Defined benefit pension plans, net of tax						(0.9)		(0.9)

Total Comprehensive Loss								(203.0)

Dividend payment to noncontrolling interest							(7.5)	(7.5)
Net income relating to noncontrolling interest							8.2	8.2
Employee stock purchase plan		0.2		1.2				1.2
Net settlement on vesting of restricted stock		1.5		(5.7)				(5.7)
Stock-based employee compensation charges, net of tax				19.3				19.3
Exercise of stock options, net of tax				2.3				2.3
Common shares issued to Directors				1.3				1.3
Phantom shares issued to Directors				0.1				0.1
Proceeds from disgorgement of stockholder short-swing profits, net of tax				0.1				0.1

June 30, 2010	$—	411.9	$4.1	$3,160.3	$(1,237.8)	$(30.8)	$17.9	$1,913.7

Accumulated other comprehensive income as of June 30, 2011 and December 31, 2010 includes accumulated translation gains of $173.6 million and $114.9 million, respectively, pension benefits of $(55.8) million and $(70.2) million, respectively, unrealized losses on our Euro-denominated debt of $(21.7) million and $(6.8) million, respectively, and unrealized holding gains of $1.3 million and $0.1 million respectively.

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

During the second quarter of 2011, we continued to streamline operations and reduce costs with the closure of twelve equipment rental locations in the U.S., consolidation of our European headquarters and the reduction in our global workforce by approximately 50 employees.

From January 1, 2007 through June 30, 2011, we incurred $512.7 million ($244.2 million for our car rental segment, $214.7 million for our equipment rental segment and $53.8 million of other) of restructuring charges.

Additional efficiency and cost saving initiatives are being developed during 2011. However, we presently do not have firm plans or estimates of any related expenses.

Restructuring charges in our consolidated statement of operations can be summarized as follows (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
By Type:
Involuntary termination benefits	$3.4	$1.4	$4.4	$4.8
Pension and post retirement expense	0.3	0.3	0.3	0.6
Consultant costs	0.2	—	0.3	0.7
Asset writedowns	22.6	13.7	23.3	14.5
Facility closure and lease obligation costs	6.9	3.0	10.0	6.6
Relocation costs and temporary labor costs	—	1.2	—	2.5
Other	0.3	0.7	0.1	1.3

Total	$33.7	$20.3	$38.4	$31.0

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
By Caption:
Direct operating	$30.4	$18.3	$34.5	$25.3
Selling, general and administrative	3.3	2.0	3.9	5.7

Total	$33.7	$20.3	$38.4	$31.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
By Segment:
Car rental	$3.5	$4.2	$4.5	$9.5
Equipment rental	29.8	16.0	33.6	20.9
Other reconciling items	0.4	0.1	0.3	0.6

Total	$33.7	$20.3	$38.4	$31.0

During the three and six months ended June 30, 2011, the after-tax effect of the restructuring charges decreased the income per share by $0.05 and increased the loss per share by $0.06, respectively. During the three and six months ended June 30, 2010, the after-tax effect of the restructuring charges increased the loss per share by $0.03 and $0.05, respectively.

The following table sets forth the activity affecting the restructuring accrual during the six months ended June 30, 2011 (in millions of dollars). We expect to pay the remaining restructuring obligations relating to involuntary termination benefits over the next twelve months. The remainder of the restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2011	$6.3	$0.2	$0.1	$10.9	$17.5
Charges incurred	4.4	0.3	0.3	33.4	38.4
Cash payments	(7.8)	—	(0.1)	(0.8)	(8.7)
Other(1)	0.1	(0.2)	—	(26.0)	(26.1)

Balance as of June 30, 2011	$3.0	$0.3	$0.3	$17.5	$21.1

(1)
Consists of decreases of $23.3 million for asset writedowns, $2.8 million for facility closures, $0.3 million FAS 88 pension adjustment and $0.2 million for involuntary benefits, partly offset by an increase of $0.5 million due to foreign currency translation.

Note 13—Financial Instruments

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Fair value approximates the amount indicated on the balance sheet at June 30, 2011 and December 31, 2010 because of the short-term maturity of these instruments. Money market accounts, whose fair value at June 30, 2011, is measured using Level 1 inputs, totaling $309.8 million and $103.4 million are

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively. Money market accounts, whose fair value at December 31, 2010, is measured using Level 1 inputs, totaling $1,747.9 million and $24.1 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively.

Marketable Securities

Marketable securities held by us consist of equity securities classified as available-for-sale, which are carried at fair value and are included within "Prepaid expenses and other assets." Unrealized gains and losses, net of related income taxes, are included in "Accumulated other comprehensive income." As of June 30, 2011 and December 31, 2010, the fair value of marketable securities was $34.9 million and $0.0 million, respectively. For the three and six months ended June, 30, 2011, unrealized gains of $2.0 million and $2.0 million, respectively, were recorded in "Accumulated other comprehensive income." Fair values for marketable securities are based on Level 1 inputs consisting of quoted market prices.

Debt

For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities (Level 2 inputs). The aggregate fair value of all debt at June 30, 2011 was $12,496.1 million, compared to its aggregate unpaid principal balance of $11,786.1 million. The aggregate fair value of all debt at December 31, 2010 was $12,063.5 million, compared to its aggregate unpaid principal balance of $11,429.6 million.

Derivative Instruments and Hedging Activities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	Fair Value of Derivative Instruments(1)
	Asset Derivatives(2)		Liability Derivatives(2)
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments under ASC 815:
Gasoline swaps	$1.3	$3.1	$—	$—
Interest rate caps	2.4	7.2	2.4	7.2
Foreign exchange forward contracts	1.8	2.6	13.7	11.1
Foreign exchange options	0.2	0.1	—	—

Total derivatives not designated as hedging instruments under ASC 815	$5.7	$13.0	$16.1	$18.3

(1)
All fair value measurements were primarily based upon significant observable (Level 2) inputs.

(2)
All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" on our condensed consolidated balance sheets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)
	Three Months Ended June 30,
	2011	2010	2011	2010
Derivatives in ASC 815 Cash Flow Hedging Relationship:
HVF interest rate swaps	$—	$(5.6)	$—	$(23.6	)(1)

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)
	Six Months Ended June 30,
	2011	2010	2011	2010
Derivatives in ASC 815 Cash Flow Hedging Relationship:
HVF interest rate swaps	$—	$(8.8)	$—	$(50.5	)(1)

Note:
As of December 31, 2010, the HVF interest rate swaps and associated debt matured. The location of the effective portion reclassified from "Accumulated other comprehensive income" into income is in "Interest expense" on our consolidated statement of operations. No amount of gain or loss was recognized in income (ineffective portion) during the three and six months ended June 30, 2011 and 2010.

(1)
Includes the amortization of amounts in "Accumulated other comprehensive income" associated with the de-designation of a previous cash flow hedging relationship.

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized on Derivative	Three Months Ended June 30,
		2011	2010
Derivatives Not Designated as Hedging Instruments under ASC 815:
Gasoline swaps	Direct operating	$(0.2)	$(2.5)
Interest rate caps	Selling, general and administrative	—	(0.6)
Foreign exchange forward contracts	Selling, general and administrative	(7.3)	(10.1)
Foreign exchange options	Selling, general and administrative	—	—

Total		$(7.5)	$(13.2)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized on Derivative	Six Months Ended June 30,
		2011	2010
Derivatives Not Designated as Hedging Instruments under ASC 815:
Gasoline swaps	Direct operating	$2.9	$(1.7)
Interest rate caps	Selling, general and administrative	—	(2.3)
Foreign exchange forward contracts	Selling, general and administrative	(7.9)	(1.4)
Foreign exchange options	Selling, general and administrative	—	(0.1)

Total		$(5.0)	$(5.5)

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

We purchase unleaded gasoline and diesel fuel at prevailing market rates and maintain a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. We currently have in place swaps to cover a portion of our fuel price exposure through January 2012. We presently hedge a portion of our overall unleaded gasoline and diesel fuel purchases with commodity swaps and have contracts in place that settle on a monthly basis. As of June 30, 2011, our outstanding commodity instruments for unleaded gasoline and diesel fuel totaled approximately 6.6 million gallons and 1.8 million gallons, respectively. The fair value of these commodity instruments was calculated using a discounted cash flow method and applying observable market data (i.e., NYMEX RBOB Gasoline and U.S. Department of Energy surveys, etc.). Gains and losses resulting from changes in the fair value of these commodity instruments are included in our results of operations in the periods incurred.

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of June 30,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

2011, were approximately $0.2 million. We limit counterparties to the transactions to financial institutions that have strong credit ratings. As of June 30, 2011 and December 31, 2010, the total notional amount of these foreign exchange options was $7.1 million and $3.5 million, respectively. As of June 30, 2011, these foreign exchange options mature through January 2012. The fair value of the foreign exchange options was calculated using a discounted cash flow method and applying observable market data (i.e. foreign currency exchange rates). Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations. As of June 30, 2011 and December 31, 2010, the total notional amount of these forward contracts was $808.8 million and $721.8 million, respectively. As of June 30, 2011 these foreign currency forward contracts mature within four months. The fair value of these foreign currency forward contracts was calculated based on foreign currency forward exchange rates.

On October 1, 2006, we designated our 7.875% Senior Notes due 2014 as an effective net investment hedge of our Euro-denominated net investment in our international operations. As a result of this net investment hedge designation, as of June 30, 2011 and December 31, 2010, losses of $21.7 million (net of tax of $14.7 million) and $6.8 million (net of tax of $5.1 million), respectively, attributable to the translation of our 7.875% Senior Notes due 2014 into the U.S. dollar are recorded in our condensed consolidated balance sheet in "Accumulated other comprehensive income."

Note 14—Related Party Transactions

Relationship with Hertz Investors, Inc. and the Sponsors

Other than as disclosed below, in the six months ended June 30, 2011, there were no material changes to our relationship with Hertz Investors, Inc. or the Sponsors.

On March 31, 2011, the Sponsors sold 50 million of our common shares to Goldman, Sachs & Co. as the sole underwriter in the registered public offering of those shares. Following this offering, the Sponsors continue to own an aggregate of approximately 160 million shares, or approximately 39% of our outstanding common stock.

Financing Arrangements with Related Parties

Affiliates of BAMLCP (which is one of the Sponsors), including Merrill Lynch & Co., Inc., Bank of America, N.A. and certain of their affiliates (which are stockholders of Hertz Holdings), have provided various investment and commercial banking and financial advisory services to us for which they have received customary fees and commissions. In addition, these parties have acted as agents, lenders, purchasers and/or underwriters to us under our respective financing arrangements, for which they have received customary fees, commissions, expenses and/or other compensation. More specifically, these parties have acted in the following capacities, or similar capacities, with respect to our financing arrangements: lenders and/or agents under the Senior Credit Facilities, the U.S. Fleet Financing Facility and certain of the U.S. Fleet Variable Funding Notes; purchasers and/or underwriters under the Senior Notes and certain of the U.S. Fleet Medium Term Notes; and structuring advisors and/or agents under the ABS Program.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

As of June 30, 2011 and December 31, 2010, approximately $197 million and $255 million, respectively, of our outstanding debt was with related parties.

See Note 7—Debt.

Note 15—Contingencies and Off-Balance Sheet Commitments

Off-Balance Sheet Commitments

As of June 30, 2011 and December 31, 2010, the following guarantees (including indemnification commitments) were issued and outstanding.

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of June 30, 2011 and December 31, 2010, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed consolidated balance sheets in "Accrued liabilities" were $1.7 million and $1.6 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Legal Proceedings

From time to time we are a party to various legal proceedings. We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us and our licensees. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on our balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At June 30, 2011 and December 31, 2010 our liability recorded for public liability and property damage matters was $286.0 million and $278.7 million, respectively. We believe that our analysis was based on the most relevant information available, combined with reasonable assumptions, and that we may prudently rely on this information to determine the estimated liability. We note the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

For a detailed description of certain of our legal proceedings please see Note 11 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

The following recent development pertaining to a legal proceeding described in our Form 10-K is furnished on a supplemental basis:

In May 2011, the judge in the related cases of Janet Sobel et al. v. The Hertz Corporation and Lydia Lee et al. v. Enterprise Rent-A-Car Company et al. denied the plaintiffs' motion for final approval of the proposed settlement and denied the plaintiffs' motion for attorneys' fees, expenses and incentive awards as moot. The court concluded that the absence of evidence as to the actual value to the class of the coupons offered in settlement and the value of the claims to be surrendered precluded a finding that the settlement is fair, reasonable and adequate.

None of the other legal proceedings described in our Form 10-K have experienced material changes.

In addition to the above mentioned and those described in our Form 10-K or in our other filings with Securities and Exchange Commission, various other legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. Other than with respect to the aggregate claims for public liability and property damage

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

pending against us, management does not believe that any of the matters resolved, or pending against us, are material to us and our subsidiaries taken as a whole.

We have established reserves for matters where we believe that the losses are probable and reasonably estimated. Other than with respect to the reserve established for claims for public liability and property damage, none of those reserves are material. For matters where we have not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. Litigation is subject to many uncertainties and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed in our Form 10-K or in our other filings with Securities and Exchange Commission, could be decided unfavorably to us or any of our subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to our consolidated financial condition, results of operations or cash flows in any particular reporting period.

Note 16—Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions of dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$55.0	$(25.1)	$(77.6)	$(175.5)

Denominator:
Weighted average shares used in basic computation	415.9	411.8	415.0	411.3
Add: Stock options, RSUs and PSUs	8.3	—	—	—
Add: Potential issuance of common stock upon conversion of Convertible Senior Notes	27.6	—	—	—

Weighted average shares used in diluted computation	451.8	411.8	415.0	411.3

Earnings (loss) per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, basic	$0.13	$(0.06)	$(0.19)	$(0.43)
Earnings (loss) per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, diluted	$0.12	$(0.06)	$(0.19)	$(0.43)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Diluted earnings (loss) per share computations for the three and six months ended June 30, 2011 excluded the weighted-average impact of the assumed exercise of approximately 5.0 million and 21.2 million shares, respectively, of stock options, RSUs and PSUs, respectively, because such impact would be antidilutive. Additionally, for the six months ended June 30, 2011, there was no impact to the diluted earnings (loss) per share computations associated with the Convertible Senior Notes, because such impact would be antidilutive. Diluted earnings (loss) per share computations for the three and six months ended June 30, 2010 excluded the weighted-average impact of the assumed exercise of approximately 23.7 million stock options, RSUs and PSUs because such impact would be antidilutive. Additionally, for the three and six months ended June 30, 2010, there was no impact to the diluted earnings (loss) per share computations associated with the Convertible Senior Notes, because such impact would be antidilutive.

Note 17—Subsequent Events

On July 12, 2011, Hertz entered into a definitive merger agreement under which it will acquire a fleet leasing and management services company, Donlen Corporation, or "Donlen," for an aggregate purchase price of $250 million, subject to adjustment either upward or downward based on the net assets of Donlen at closing. In addition, Hertz will assume or refinance approximately $680 million of Donlen's outstanding fleet debt. The transaction is subject to customary closing conditions and regulatory approvals and has been approved by the board of directors and stockholders of Donlen.

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

On July 12, 2011, Hertz entered into a definitive merger agreement under which it will acquire a fleet leasing and management services company, Donlen Corporation, or "Donlen," for an aggregate purchase price of $250 million, subject to adjustment either upward or downward based on the net assets of Donlen at closing. In addition, Hertz will assume or refinance approximately $680 million of Donlen's outstanding fleet debt. The transaction is subject to customary closing conditions and regulatory approvals and has been approved by the board of directors and stockholders of Donlen.

Car Rental

In the U.S., as of June 30, 2011, the percentage of non-program cars was 68% as compared to 61% as of June 30, 2010. Internationally, as of June 30, 2011, the percentage of non-program cars was 58% as compared to 48% as of June 30, 2010. In the U.S., as of December 31, 2010, the percentage of non-program cars was 72% as compared to 67% as of December 31, 2009. Internationally, as of

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

December 31, 2010, the percentage of non-program cars was 70%, compared to 71% as of December 31, 2009.

In recent periods we have decreased the percentage of program cars in our car rental fleet. Non-program cars typically have lower acquisition costs and lower depreciation rates than comparable program cars. As a result of decreasing our reliance on program cars, we reduce our risk related to the creditworthiness of the vehicle manufacturers. With fewer program cars in our fleet, we have an increased risk that the market value of a car at the time of its disposition will be less than its estimated residual value. Program cars generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. This flexibility will be reduced as the percentage of non-program cars in our car rental fleet increases. Furthermore, it is expected that the average age of our fleet will increase since the average holding period for non-program vehicles is longer than program vehicles. However, the longer holding period does not necessarily equate to higher costs due to the stringent turnback requirements imposed by vehicle manufacturers for program cars.

In the six months ended June 30, 2011, our vehicle depreciation costs decreased as compared to the prior year period due to improved residual values, a continued move towards a greater proportion of non-program vehicles, mix optimization and improved procurement and remarketing efforts. We believe the increase in residual values is partially due to the recent events in Japan and we are unsure if they will remain this high as these events work their way through the vehicle and equipment supply chain.

For the six months ended June 30, 2011, we experienced a 6.5% increase in transaction days versus the prior period in the United States, while rental rate revenue per transaction day, or "RPD," declined by 3.0%. During the six months ended June 30, 2011, in our European operations, we experienced a 6.9% improvement in transaction days while RPD declined by 2.5% compared to the six months ended June 30, 2010.

Our U.S. off-airport operations represented $550.3 million and $496.0 million of our total car rental revenues in the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, we have approximately 2,030 off-airport locations. Our strategy includes selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy also includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.

Equipment Rental

HERC experienced higher rental volumes and pricing worldwide for the six months ended June 30, 2011 compared to the prior year period as the industry begins to recover and fleet levels begin to align with demand in the industry. Specifically, we saw increases in HERC specialty services as well as government work.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

HERC locations:

	Total	U.S.	Canada	France	Spain	Italy	China	Saudi Arabia
December 31, 2010	322	210	38	65	4	1	4	—
Net increase (decrease)	(8)	(9)	—	—	—	—	—	1
Additions relating to acquisitions	1	1	—	—	—	—	—	—

June 30, 2011	315	202	38	65	4	1	4	1

Seasonality

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

Restructuring

During the first quarter of 2011, we continued to streamline operations and reduce costs with the closure of several car rental and equipment rental locations globally as well as a reduction in our workforce by approximately 100 employees.

During the second quarter of 2011, we continued to streamline operations and reduce costs with the closure of twelve equipment rental locations in the U.S., consolidation of our European headquarters and the reduction in our global workforce by approximately 50 employees.

For the three and six months ended June 30, 2011, our consolidated statement of operations includes restructuring charges of $33.7 million and $38.4 million, respectively. For the three and six months ended June 30, 2010, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $20.3 million and $31.0 million, respectively.

Additional efficiency and cost saving initiatives are being developed during 2011. However, we presently do not have firm plans or estimates of any related expenses. See Note 12 to the Notes to our condensed consolidated financial statements included in this Report.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Summary

The following table sets forth the percentage of total revenues represented by the various line items in our consolidated statements of operations for the three months ended June 30, 2011 and 2010 (in millions of dollars):

			Percentage of Revenues
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Car rental	$1,731.2	$1,583.0	83.5%	84.2%
Equipment rental	301.6	265.7	14.6	14.1
Other	39.5	30.9	1.9	1.7

Total revenues	2,072.3	1,879.6	100.0	100.0

Expenses:
Direct operating	1,187.3	1,075.0	57.3	57.2
Depreciation of revenue earning equipment and lease charges	419.7	456.7	20.3	24.3
Selling, general and administrative	195.6	172.0	9.4	9.2
Interest expense	165.8	188.9	8.0	10.0
Interest income	(1.5)	(6.8)	(0.1)	(0.4)
Other (income) expense, net	10.8	—	0.5	—

Total expenses	1,977.7	1,885.8	95.4	100.3

Income (loss) before income taxes	94.6	(6.2)	4.6	(0.3)
Provision for taxes on income	(34.5)	(14.2)	(1.7)	(0.8)

Net income (loss)	60.1	(20.4)	2.9	(1.1)
Less: Net income attributable to noncontrolling interest	(5.1)	(4.7)	(0.2)	(0.2)

Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$55.0	$(25.1)	2.7%	(1.3)%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of June 30, 2011 and 2010:

	Three Months Ended or as of June 30,
	2011	2010
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	7,146	6,821
Domestic	5,255	5,021
International	1,891	1,800
Worldwide transaction days (in thousands)(a)	34,826	32,194
Domestic	23,889	22,061
International	10,937	10,133
Worldwide rental rate revenue per transaction day(b)	$41.16	$42.83
Domestic	$39.32	$41.07
International	$45.17	$46.66
Worldwide average number of company-operated cars during the period	487,600	448,400
Domestic	328,200	300,000
International	159,400	148,400
Adjusted pre-tax income (in millions of dollars)(c)	$242.2	$174.9
Worldwide revenue earning equipment, net (in millions of dollars)	$9,522.7	$8,762.1
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$267.8	$239.6
Same store revenue growth (decline), including growth initiatives(e)	10.4%	(5.0)%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,778.8	$2,704.4
Adjusted pre-tax income (in millions of dollars)(c)	$33.4	$14.4
Revenue earning equipment, net (in millions of dollars)	$1,702.7	$1,649.1

(a)
Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units in the U.S. and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The optional insurance products are packaged within certain negotiated corporate, government and membership programs and within certain retail rates being charged. Based upon these existing programs and rate packages, management believes that these optional insurance products should be consistently included in the daily pricing of car rental transactions. On the other hand, non-rental rate revenue items such as refueling and concession pass-through expense items are driven by factors beyond the control of management (i.e. the price of fuel and the concession fees charged by airports). Additionally, NeverLost units are an optional revenue product which management does not consider to be part of their daily pricing of car rental transactions. The following table reconciles our car rental

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

  segment revenues to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2010 foreign exchange rates) for the three months ended June 30, 2011 and 2010 (in millions of dollars, except as noted):

	Three Months Ended June 30,
	2011	2010
Car rental segment revenues	$1,768.8	$1,611.4
Non-rental rate revenue	(292.4)	(261.4)
Foreign currency adjustment	(43.1)	29.0

Rental rate revenue	$1,433.3	$1,379.0

Transaction days (in thousands)	34,826	32,194
Rental rate revenue per transaction day (in whole dollars)	$41.16	$42.83
(c)
Adjusted pre-tax income is calculated as income (loss) before income taxes plus non-cash purchase accounting charges, non-cash debt charges and certain one-time charges and non-operational items. Adjusted pre-tax income is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects the financial results from ongoing operations. The contribution of our reportable segments to adjusted pre-tax income and reconciliation to consolidated amounts are presented below (in millions of dollars):

	Three Months Ended June 30,
	2011	2010
Adjusted pre-tax income:
Car rental	$242.2	$174.9
Equipment rental	33.4	14.4

Total reportable segments	275.6	189.3
Adjustments:
Other reconciling items(1)	(91.2)	(93.5)
Purchase accounting(2)	(22.5)	(22.5)
Non-cash debt charges(3)	(27.1)	(49.6)
Restructuring charges	(33.7)	(20.3)
Restructuring related charges(4)	(2.8)	(2.0)
Derivative losses(5)	—	(0.6)
Acquisition related costs	(6.1)	(7.0)
Pension adjustment(6)	13.1	—
Premiums paid on debt(7)	(10.7)	—

Income (loss) before income taxes	$94.6	$(6.2)

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

  (3)
  Represents non-cash debt charges relating to the amortization and write-off of deferred debt financing costs and debt discounts. For the three months ended June 30, 2010, also includes $18.0 million associated with the amortization of amounts pertaining to the de-designation of the Hertz Vehicle Financing LLC, or "HVF," interest rate swaps as effective hedging instruments.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

  (5)
  Represents the mark-to-market adjustment on our interest rate cap.

  (6)
  Represents a gain for the U.K. pension plan relating to unamortized prior service cost from a 2010 amendment that eliminated discretionary pension increases related to pre-1997 service primarily pertaining to inactive employees.

  (7)
  Represents premiums paid to redeem our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes.
(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental segment revenues to our equipment rental and rental related revenue (based on December 31, 2010 foreign exchange rates) for the three months ended June 30, 2011 and 2010 (in millions of dollars):

	Three Months Ended June 30,
	2011	2010
Equipment rental segment revenues	$301.7	$265.8
Equipment sales and other revenue	(29.4)	(28.7)
Foreign currency adjustment	(4.5)	2.5

Rental and rental related revenue	$267.8	$239.6

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

REVENUES

	Three Months Ended June 30,
(in millions of dollars)	2011	2010	$ Change	% Change
Revenues by Segment
Car rental	$1,768.8	$1,611.4	$157.4	9.8%
Equipment rental	301.7	265.8	35.9	13.5%
Other reconciling items	1.8	2.4	(0.6)	(25.0)%

Total revenues	$2,072.3	$1,879.6	$192.7	10.3%

Car Rental Segment

Revenues from our car rental segment increased 9.8%, primarily as a result of increases in car rental transaction days worldwide of 8.2%, refueling fees of $15.2 million and airport concession recovery fees of $9.8 million as well as the effects of foreign currency translation of approximately $74.1 million, partly offset by a decrease in worldwide RPD.

RPD for worldwide car rental for the three months ended June 30, 2011 decreased 3.9% from 2010, due to decreases in U.S. and International RPD of 4.3% and 3.2%, respectively. U.S. off-airport RPD declined by 1.8% and U.S. airport RPD decreased 5.1%. U.S. airport RPD decreased due to the lower RPD that our Advantage brand generates, as well as the competitive pricing environment. International RPD decreased primarily due to a decrease in Europe's airport RPD.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Equipment Rental Segment

Revenues from our equipment rental segment increased 13.5%, primarily due to increases of 11.3% and 2.2% in equipment rental volumes and pricing, respectively, as well as the effects of foreign currency translation of approximately $8.1 million. The increase in volume was primarily due to strong industrial performance.

Other

Revenues from all other sources decreased $0.6 million.

EXPENSES

	Three Months Ended June 30,
(in millions of dollars)	2011	2010	$ Change	% Change
Expenses:
Fleet related expenses	$287.0	$248.8	$38.2	15.4%
Personnel related expenses	373.5	354.7	18.8	5.3%
Other direct operating expenses	526.8	471.5	55.3	11.7%

Direct operating	1,187.3	1,075.0	112.3	10.4%
Depreciation of revenue earning equipment and lease charges	419.7	456.7	(37.0)	(8.1)%
Selling, general and administrative	195.6	172.0	23.6	13.7%
Interest expense	165.8	188.9	(23.1)	(12.2)%
Interest income	(1.5)	(6.8)	5.3	(77.2)%
Other (income) expense, net	10.8	—	10.8	100.0%

Total expenses	$1,977.7	$1,885.8	$91.9	4.9%

Total expenses increased 4.9%, but total expenses as a percentage of revenues decreased from 100.3% for the three months ended June 30, 2010 to 95.4% for the three months ended June 30, 2011.

Direct Operating Expenses

Car Rental Segment

Direct operating expenses for our car rental segment of $977.9 million for the three months ended June 30, 2011 increased 9.7% from $891.5 million for the three months ended June 30, 2010 as a result of increases in other direct operating expenses, fleet related expenses and personnel related expenses.

  Other direct operating expenses for our car rental segment of $434.7 million for the three months ended June 30, 2011 increased $40.7 million, or 10.3%, from the three months ended June 30, 2010. The increase was primarily related to increases in concession fees of $7.8 million, a value added tax reclaim of approximately $4.0 million received in the three months ended June 30, 2010, field administrative expenses of $2.8 million, commissions of $2.1 million and charge card fees of $1.7 million, as well as the effects of foreign currency translation of approximately $18.4 million. These increases were primarily a result of improved worldwide rental volume demand. The increases in other direct operating expenses were partly offset by decreases in field systems of $3.7 million and restructuring and restructuring related charges of $2.8 million.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

  Fleet related expenses for our car rental segment of $236.6 million for the three months ended June 30, 2011 increased $34.1 million, or 16.9%, from the three months ended June 30, 2010. The increase was primarily related to worldwide rental volume demand which resulted in increases in gasoline costs of $17.4 million and self insurance expenses of $6.8 million, as well as the effects of foreign currency translation of approximately $10.4 million. The increase in gasoline costs also related to higher gasoline prices.

  Personnel related expenses for our car rental segment of $306.6 million for the three months ended June 30, 2011 increased $11.6 million, or 3.9%, from the three months ended June 30, 2010. The increase was primarily related to the effects of foreign currency translation of approximately $10.6 million, as well as an increase in salaries of $7.4 million, partly offset by a decrease in benefits of $9.2 million. The increase in salaries was primarily related to improved volume, as well as additional U.S. off-airport locations in 2011. The decrease in benefits primarily related to the U.K. pension curtailment gain.

Equipment Rental Segment

Direct operating expenses for our equipment rental segment of $208.7 million for the three months ended June 30, 2011 increased 15.7% from $180.5 million for the three months ended June 30, 2010 as a result of increases in other direct operating expenses, fleet related expenses and personnel related expenses.

  Other direct operating expenses for our equipment rental segment of $101.4 million for the three months ended June 30, 2011 increased $18.2 million, or 21.8% from the three months ended June 30, 2010. The increase was primarily related to increases in restructuring charges of $13.7 million and legal expenses of $2.0 million, as well as the effects of foreign currency translation of approximately $2.1 million.

  Fleet related expenses for our equipment rental segment of $50.4 million for the three months ended June 30, 2011 increased $5.1 million, or 11.2% from the three months ended June 30, 2010. The increase was primarily related to increased worldwide rental volume resulting in increased freight and delivery costs of $2.6 million and continued aging of the fleet which resulted in an increase in maintenance costs of $1.6 million, as well as the effects of foreign currency translation of approximately $1.3 million.

  Personnel related expenses for our equipment rental segment of $56.9 million for the three months ended June 30, 2011 increased $5.0 million, or 9.6%, from the three months ended June 30, 2010. The increase was related to wages and benefits of $1.4 million and incentives of $1.7 million primarily related to improved results, as well as the effects of foreign currency translation of approximately $1.5 million.

Depreciation of Revenue Earning Equipment and Lease Charges

Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our car rental segment of $355.1 million for the three months ended June 30, 2011 decreased 8.9% from $389.7 million for the three months ended June 30, 2010. The decrease was primarily due to an improvement in certain vehicle residual values and a higher mix of non-program cars, partly offset by the effects of foreign currency translation of approximately $16.8 million.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our equipment rental segment of $64.6 million for the three months ended June 30, 2011 decreased 3.6% from $67.0 million for the three months ended June 30, 2010. The decrease was primarily due to higher residual values on the disposal of used equipment, partly offset by a 2.8% increase in the average acquisition cost of rental equipment operated during the period and the effects of foreign currency translation of approximately $1.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 13.7%, due to increases in administrative expenses, advertising expenses and sales promotion expenses.

  Administrative expenses increased $12.1 million, or 11.3%, primarily due to increases in salaries and related expenses of $5.0 million, restructuring and restructuring related charges of $2.8 million and consultant fees of $1.7 million, as well as the effects of foreign currency translation of approximately $4.4 million. These increases were partly offset by a decrease in stock option expense of $2.8 million.

  Advertising expenses increased $6.8 million, or 20.6%, primarily due to increased media and production related to the new campaign ("Gas and Brake"), as well as the effects of foreign currency translation of approximately $2.3 million.

  Sales promotion expenses increased $4.7 million, or 14.7%, primarily related to increases in sales salaries and commissions due to improved results, as well as the effects of foreign currency translation of approximately $1.4 million.

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $79.0 million for the three months ended June 30, 2011 decreased 18.5% from $96.9 million for the three months ended June 30, 2010. The decrease was primarily due to a decrease in interest rates, as well as a decrease in the weighted average debt outstanding.

Equipment Rental Segment

Interest expense for our equipment rental segment of $12.2 million for the three months ended June 30, 2011 increased 19.6% from $10.2 million for the three months ended June 30, 2010. The increase was primarily due to an increase in Senior Term Facility and Senior ABL Facility interest rates in 2011.

Other

Other interest expense relating to interest on corporate debt of $74.6 million for the three months ended June 30, 2011 decreased 8.8% from $81.8 million for the three months ended June 30, 2010. The decrease was primarily due to lower interest rates in 2011, partly offset by the write-off of unamortized debt costs in connection with the redemption of a portion of our 8.875% Senior Notes in 2011.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Interest Income

Interest income decreased $5.3 million primarily due to a value added tax reclaim received in the three months ended June 30, 2010.

Other (Income) Expense, Net

Other (income) expense, net increased $10.8 million primarily due to premiums paid in connection with the redemption of portions of our 8.875% Senior Notes during 2011.

ADJUSTED PRE-TAX INCOME (LOSS)

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $242.2 million increased $67.3 million from $174.9 million for the three months ended June 30, 2010. The increase was primarily due to stronger volumes, improved residual values and disciplined cost management, partly offset by decreased pricing. Adjustments to our car rental segment income before income taxes for the three months ended June 30, 2011 totaled $10.1 million (which consists of non-cash debt charges of $10.6 million, purchase accounting of $8.5 million, restructuring and related charges of $4.0 million, pension adjustment of $(13.1) million and loss on derivatives of $0.1 million). Adjustments to our car rental segment income before income taxes for the three months ended June 30, 2010 totaled $53.5 million (which consists of non-cash debt charges of $37.7 million, purchase accounting of $9.7 million and restructuring and related charges of $6.1 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $33.4 million increased $19.0 million from $14.4 million for the three months ended June 30, 2010. The increase was primarily due to stronger volumes and pricing, strong cost management performance and higher residual values on the disposal of used equipment. Adjustments to our equipment rental segment loss before income taxes for the three months ended June 30, 2011 totaled $46.7 million (which consists of restructuring and related charges of $32.1 million, purchase accounting of $13.1 million and non-cash debt charges of $1.5 million). Adjustments to our equipment rental loss before income taxes for the three months ended June 30, 2010 totaled $30.2 million (which consists of restructuring charges of $16.0 million, purchase accounting of $12.0 million and non-cash debt charges of $2.2 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

PROVISION FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST AND NET (INCOME) LOSS ATTRIBUTABLE TO HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES' COMMON STOCKHOLDERS

	Three Months Ended June 30,
(in millions of dollars)	2011	2010	$ Change	% Change
Income (loss) before income taxes	$94.6	$(6.2)	$100.8	1,617.2%
Provision for taxes on income	(34.5)	(14.2)	(20.3)	143.2%

Net income (loss)	60.1	(20.4)	80.5	393.8%
Less: Net income attributable to noncontrolling interest	(5.1)	(4.7)	(0.4)	8.9%

Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$55.0	$(25.1)	$80.1	318.9%

Provision for Taxes on Income

The effective tax rate for the three months ended June 30, 2011 was 36.5% as compared to (227.8)% in the three months ended June 30, 2010. The provision for taxes on income increased $20.3 million, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest increased $0.4 million due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Net Income (Loss) Attributable to Hertz Global Holdings, Inc. and Subsidiaries' Common Stockholders

The net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders increased $80.1 million primarily due to higher rental volumes in our worldwide car and equipment rental operations, improved residual values on the disposal of certain vehicles and used equipment and disciplined cost management, partly offset by lower pricing in our worldwide car rental operations. The impact of changes in exchange rates on net loss was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Summary

The following table sets forth the percentage of total revenues represented by the various line items in our consolidated statements of operations for the six months ended June 30, 2011 and 2010 (in millions of dollars):

			Percentage of Revenues
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Car rental	$3,210.1	$2,979.6	83.3%	84.2%
Equipment rental	569.7	502.7	14.8	14.2
Other	72.5	58.2	1.9	1.6

Total revenues	3,852.3	3,540.5	100.0	100.0

Expenses:
Direct operating	2,261.0	2,088.0	58.7	59.0
Depreciation of revenue earning equipment and lease charges	855.7	915.9	22.2	25.9
Selling, general and administrative	377.8	339.8	9.8	9.6
Interest expense	362.7	370.0	9.4	10.4
Interest income	(3.4)	(9.1)	—	(0.3)
Other (income) expense, net	62.7	—	1.6	—

Total expenses	3,916.5	3,704.6	101.7	104.6

Loss before income taxes	(64.2)	(164.1)	(1.7)	(4.6)
Provision for taxes on income	(4.6)	(3.2)	(0.1)	(0.1)

Net loss	(68.8)	(167.3)	(1.8)	(4.7)
Less: Net income attributable to noncontrolling interest	(8.8)	(8.2)	(0.2)	(0.3)

Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(77.6)	$(175.5)	(2.0)%	(5.0)%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the six months ended or as of June 30, 2011 and 2010:

	Six Months Ended or as of June 30,
	2011	2010
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	13,174	12,678
Domestic	9,733	9,418
International	3,441	3,260
Worldwide transaction days (in thousands)(a)	64,476	60,310
Domestic	44,710	42,001
International	19,766	18,309
Worldwide rental rate revenue per transaction day(a)(b)	$41.66	$42.77
Domestic	$40.26	$41.49
International	$44.83	$45.69
Worldwide average number of company-operated cars during the period	457,500	433,100
Domestic	311,900	296,900
International	145,600	136,200
Adjusted pre-tax income (in millions of dollars)(a)(c)	$303.5	$202.0
Worldwide revenue earning equipment, net (in millions of dollars)	$9,522.7	$8,762.1
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(a)(d)	$511.0	$455.2
Same store revenue growth (decline), including growth initiatives(a)	9.9%	(11.3)%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,769.2	$2,741.7
Adjusted pre-tax income (in millions of dollars)(a)(c)	$43.6	$9.4
Revenue earning equipment, net (in millions of dollars)	$1,702.7	$1,649.1

(a)
For further details relating to car rental transaction days, car rental rate revenue per transaction day, adjusted pre-tax income, equipment rental and rental related revenue and equipment rental same store revenue growth (decline) including growth initiatives, see "Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010—Summary."

(b)
The following table reconciles our car rental segment revenues to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2010 foreign exchange rates) for the six months ended June 30, 2011 and 2010 (in millions of dollars, except as noted):

	Six Months Ended June 30,
	2011	2010
Car rental segment revenues	$3,279.1	$3,033.1
Non-rental rate revenue	(540.4)	(484.3)
Foreign currency adjustment	(52.6)	30.5

Rental rate revenue	$2,686.1	$2,579.3

Transaction days (in thousands)	64,476	60,310
Rental rate revenue per transaction day (in whole dollars)	$41.66	$42.77

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

(c)
The contribution of our reportable segments to adjusted pre-tax income (loss) and reconciliation to consolidated amounts are presented below (in millions of dollars):

	Six Months Ended June 30,
	2011	2010
Adjusted pre-tax income:
Car rental	$303.5	$202.0
Equipment rental	43.6	9.4

Total reportable segments	347.1	211.4
Adjustments:
Other reconciling items(1)	(178.7)	(184.9)
Purchase accounting(2)	(43.1)	(44.6)
Non-cash debt charges(3)	(87.0)	(98.4)
Restructuring charges	(38.4)	(31.0)
Restructuring related charges(4)	(3.3)	(7.3)
Derivative losses(5)	—	(2.3)
Acquisition related costs	(9.0)	(7.0)
Management transition costs	(2.5)	—
Pension adjustment(6)	13.1	—
Premiums paid on debt(7)	(62.4)	—

Loss before income taxes	$(64.2)	$(164.1)

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

  (3)
  Represents non-cash debt charges relating to the amortization and write-off of deferred debt financing costs and debt discounts. For the six months ended June 30, 2010, also includes $38.9 million associated with the amortization of amounts pertaining to the de-designation of the HVF interest rate swaps as effective hedging instruments.

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

  (6)
  Represents a gain for the U.K. pension plan relating to unamortized prior service cost from a 2010 amendment that eliminated discretionary pension increases related to pre-1997 service primarily pertaining to inactive employees.

  (7)
  Represents premiums paid to redeem our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

(d)
The following table reconciles our equipment rental segment revenues to our equipment rental and rental related revenue (based on December 31, 2010 foreign exchange rates) for the six months ended June 30, 2011 and 2010 (in millions of dollars):

	Six Months Ended June 30,
	2011	2010
Equipment rental segment revenues	$569.9	$502.8
Equipment sales and other revenue	(52.8)	(50.8)
Foreign currency adjustment	(6.1)	3.2

Rental and rental related revenue	$511.0	$455.2

REVENUES

	Six Months Ended June 30,
(in millions of dollars)	2011	2010	$ Change	% Change
Revenues by Segment
Car rental	$3,279.1	$3,033.1	$246.0	8.1%
Equipment rental	569.9	502.8	67.1	13.3%
Other reconciling items	3.3	4.6	(1.3)	(28.3)%

Total revenues	$3,852.3	$3,540.5	$311.8	8.8%

Car Rental Segment

Revenues from our car rental segment increased 8.1%, primarily as a result of increases in car rental transaction days worldwide of 6.9%, refueling fees of $23.5 million and airport concession recovery fees of $18.0 million as well as the effects of foreign currency translation of approximately $88.6 million, partly offset by a decrease in worldwide RPD.

RPD for worldwide car rental for the six months ended June 30, 2011 decreased 2.6% from 2010, due to decreases in U.S. and International RPD of 3.0% and 1.9%, respectively. U.S. off-airport RPD declined by 0.7% and U.S. airport RPD decreased 3.4%. U.S. airport RPD decreased due to the lower RPD that our Advantage brand generates, as well as the competitive pricing environment. International RPD decreased primarily due to a decrease in Europe's airport RPD.

Equipment Rental Segment

Revenues from our equipment rental segment increased 13.3%, primarily due to increases of 12.7% and 1.1% in equipment rental volumes and pricing, respectively, as well as the effects of foreign currency translation of approximately $11.0 million. The increase in volume was primarily due to strong industrial performance.

Other

Revenues from all other sources decreased $1.3 million, primarily due to a decrease in revenues from our third-party claim management services.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

EXPENSES

	Six Months Ended June 30,
(in millions of dollars)	2011	2010	$ Change	% Change
Expenses:
Fleet related expenses	$536.9	$477.8	$59.1	12.4%
Personnel related expenses	739.5	701.1	38.4	5.5%
Other direct operating expenses	984.6	909.1	75.5	8.3%

Direct operating	2,261.0	2,088.0	173.0	8.3%
Depreciation of revenue earning equipment and lease charges	855.7	915.9	(60.2)	(6.6)%
Selling, general and administrative	377.8	339.8	38.0	11.2%
Interest expense	362.7	370.0	(7.3)	(2.0)%
Interest income	(3.4)	(9.1)	5.7	(62.5)%
Other (income) expense, net	62.7	—	62.7	100.0%

Total expenses	$3,916.5	$3,704.6	$211.9	5.7%

Total expenses increased 5.7%, but total expenses as a percentage of revenues decreased from 104.6% for the six months ended June 30, 2010 to 101.7% for the six months ended June 30, 2011.

Direct Operating Expenses

Car Rental Segment

Direct operating expenses for our car rental segment of $1,881.7 million for the six months ended June 30, 2011 increased $135.5 million, or 7.8%, from the six months ended June 30, 2010 as a result of increases in other direct operating expenses, fleet related expenses and personnel related expenses.

  Other direct operating expenses for our car rental segment of $833.5 million for the six months ended June 30, 2011 increased $59.3 million or 7.7% from the six months ended June 30, 2010. The increase was primarily related to increases in field administrative expenses of $16.8 million, concession fees of $9.1 million, third-party claim management expenses of $6.9 million, charge card fees of $3.1 million and reservation costs of $2.1 million, as well as the effects of foreign currency translation of approximately $21.1 million. The increases were primarily a result of improved worldwide rental volume demand. The increase in field administrative expenses also related to a reimbursement received from a manufacturer in the six months ended June 30, 2010. The increases in other direct operating expenses were partly offset by a decrease in restructuring and restructuring related charges of $8.5 million.

  Fleet related expenses for our car rental segment of $441.5 million for the six months ended June 30, 2011 increased $48.6 million, or 12.4% from the six months ended June 30, 2010. The increase was primarily related to worldwide rental volume demand which resulted in increases in gasoline costs of $22.8 million, vehicle license taxes of $4.8 million, vehicle registration fees of $3.6 million and self insurance expenses of $3.0 million, as well as the effects of foreign currency translation of approximately $17.5 million. The increase in gasoline costs also related to higher gasoline prices. These increases were partly offset by a decrease in vehicle damage costs of $5.3 million.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

  Personnel related expenses for our car rental segment of $606.7 million for the six months ended June 30, 2011 increased $27.5 million, or 4.7%, from the six months ended June 30, 2010. The increase was related to increases in salaries of $9.6 million, outside services, including transporter wages of $7.2 million and incentive compensation costs of $5.9 million, as well as the effects of foreign currency translation of approximately $12.7 million, partly offset by a decrease in benefits of $10.9 million. The expense increases were primarily related to improved results, as well as additional U.S. off-airport and Advantage locations in 2011. The decrease in benefits primarily related to the U.K. pension plan curtailment gain.

Equipment Rental Segment

Direct operating expenses for our equipment rental segment of $379.5 million for the six months ended June 30, 2011 increased 12.4% from $337.7 million for the six months ended June 30, 2010 as a result of increases in other direct operating expenses, fleet related expenses and personnel related expenses.

  Other direct operating expenses for our equipment rental segment of $171.2 million for the six months ended June 30, 2011 increased $22.6 million, or 15.2% from the six months ended June 30, 2010. The increase was primarily related to increases in restructuring charges of $12.6 million, legal expenses of $2.3 million and re-rent expense of $1.9 million, as well as the effects of foreign currency translation of approximately $2.8 million. The increase in re-rent expense primarily related to improved worldwide rental volume demand.

  Fleet related expenses for our equipment rental segment of $95.3 million for the six months ended June 30, 2011 increased $10.7 million, or 12.6% from the six months ended June 30, 2010. The increase was primarily related to continued aging of the fleet which resulted in an increase in maintenance costs of $7.7 million and increased worldwide rental volume resulting in increased freight and delivery costs of $5.0 million, as well as the effects of foreign currency translation of approximately $1.7 million.

  Personnel related expenses for our equipment rental segment of $113.0 million for the six months ended June 30, 2011 increased $8.6 million, or 8.2% from the six months ended June 30, 2010. The increase was related to an increase in wages of $5.1 million primarily related to improved results, as well as the effects of foreign currency translation of approximately $2.0 million.

Depreciation of Revenue Earning Equipment and Lease Charges

Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our car rental segment of $723.9 million for the six months ended June 30, 2011 decreased 7.0% from $778.0 million for the six months ended June 30, 2010. The decrease was primarily due to an improvement in certain vehicle residual values and a higher mix of non-program cars, partly offset by the effects of foreign currency translation of approximately $20.3 million.

Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our equipment rental segment of $131.8 million for the six months ended June 30, 2011 decreased 4.4% from $137.9 million for the six months ended June 30, 2010. The decrease was primarily due to higher residual values on the disposal of used equipment, partly offset by a 1.0% increase in the average acquisition cost of rental equipment operated during the period, as well as the effects of foreign currency translation of approximately $1.8 million.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 11.2%, due to increases in administrative expenses, sales promotion expenses and advertising expenses.

  Administrative expenses increased $24.6 million, or 11.9%, primarily due to increases in salaries and related expenses of $14.0 million and consulting expenses of $4.7 million, as well as the effects of foreign currency translation of approximately $5.6 million.

  Sales promotion expenses increased $9.4 million, or 14.7%, primarily related to increases in sales salaries and commissions due to improved results.

  Advertising expenses increased $4.0 million, or 5.8%, primarily due to increased media and production related to the new campaign ("Gas and Brake").

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $154.5 million for the six months ended June 30, 2011 decreased 17.0% from $186.2 million for the six months ended June 30, 2010. The decrease was primarily due to lower interest rates in 2011, as well as a decrease in the weighted average debt outstanding.

Equipment Rental Segment

Interest expense for our equipment rental segment of $23.3 million for the six months ended June 30, 2011 increased 14.2% from $20.4 million for the six months ended June 30, 2010. The increase was primarily due to a portion of the write-off of the unamortized debt costs in connection with the refinancing of our Senior ABL Facility which was allocated to our equipment rental segment in 2011.

Other

Other interest expense relating to interest on corporate debt of $184.9 million for the six months ended June 30, 2011 increased 13.2% from $163.4 million for the six months ended June 30, 2010. The increase was primarily due to the write-off of unamortized debt costs in connection with the refinancing of our Senior Term Facility and Senior ABL Facility, financing costs incurred in connection with the new Senior Term Facility and the write-off of unamortized debt costs in connection with the redemption of our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes in 2011.

Interest Income

Interest income decreased $5.7 million primarily due to a value added tax reclaim received in the six months ended June 30, 2010.

Other (Income) Expense, Net

Other (income) expense, net increased $62.7 million primarily due to premiums paid in connection with the redemption of our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes during 2011.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

ADJUSTED PRE-TAX INCOME (LOSS)

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $303.5 million increased $101.5 million from $202.0 million for the six months ended June 30, 2010. The increase was primarily due to stronger volumes, improved residual values and disciplined cost management, partly offset by decreased pricing. Adjustments to our car rental segment income before income taxes for the six months ended June 30, 2011 totaled $30.4 million (which consists of non-cash debt charges of $20.8 million, purchase accounting of $16.6 million, restructuring and restructuring related charges of $5.5 million, pension adjustment of $(13.1) million and loss on derivatives of $0.6 million). Adjustments to our car rental segment income before income taxes for the six months ended June 30, 2010 totaled $110.7 million (which consists of non-cash debt charges of $74.7 million, purchase accounting of $19.5 million and restructuring and restructuring related charges of $16.5 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $43.6 million increased $34.2 million from $9.4 million for the six months ended June 30, 2010. The increase was primarily due to stronger volumes and pricing, strong cost management performance and higher residual values on the disposal of used equipment. Adjustments to our equipment rental segment loss before income taxes for the six months ended June 30, 2011 totaled $64.6 million (which consists of restructuring and restructuring related charges of $35.9 million, purchase accounting of $24.8 million and non-cash debt charges of $3.9 million). Adjustments to our equipment rental loss before income taxes for the six months ended June 30, 2010 totaled $48.6 million (which consists of purchase accounting of $23.5 million, restructuring and restructuring related charges of $21.0 million and non-cash debt charges of $4.1 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

PROVISION FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST AND NET LOSS ATTRIBUTABLE TO HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES' COMMON STOCKHOLDERS

	Six Months Ended June 30,
(in millions of dollars)	2011	2010	$ Change	% Change
Loss before income taxes	$(64.2)	$(164.1)	$99.9	(60.9)%
Provision for taxes on income	(4.6)	(3.2)	(1.4)	44.9%

Net loss	(68.8)	(167.3)	98.5	(58.8)%
Less: Net income attributable to noncontrolling interest	(8.8)	(8.2)	(0.6)	6.2%

Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(77.6)	$(175.5)	$97.9	(55.8)%

Provision for Taxes on Income

The effective tax rate for the six months ended June 30, 2011 was (7.2)% as compared to (1.9)% in the six months ended June 30, 2010. The provision for taxes on income increased $1.4 million, primarily due to

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

lower loss before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest increased $0.6 million due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Net Loss Attributable to Hertz Global Holdings, Inc. and Subsidiaries' Common Stockholders

The net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders decreased 55.8% primarily due to higher rental volumes in our worldwide car and equipment rental operations, improved residual values on the disposal of certain vehicles and used equipment and disciplined cost management, partly offset by lower pricing in our worldwide car rental operations, costs incurred in connection with the refinancing of our Senior Term Facility and Senior ABL Facility and the write-off of unamortized debt costs and premiums paid in connection with the redemption of our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes during 2011. The impact of changes in exchange rates on net loss was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

LIQUIDITY AND CAPITAL RESOURCES

Our domestic and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States and internationally.

Cash Flows

As of June 30, 2011, we had cash and cash equivalents of $747.6 million, a decrease of $1,626.6 million from $2,374.2 million as of December 31, 2010. The following table summarizes such decrease:

	Six Months Ended June 30,
(in millions of dollars)	2011	2010	$ Change
Cash provided by (used in):
Operating activities	$686.9	$1,016.2	$(329.3)
Investing activities	(2,177.7)	(2,336.0)	158.3
Financing activities	(167.4)	1,306.8	(1,474.2)
Effect of exchange rate changes	31.6	(75.8)	107.4

Net change in cash and cash equivalents	$(1,626.6)	$(88.8)	$(1,537.8)

During the six months ended June 30, 2011, we generated $329.3 million less cash from operating activities compared with the same period in 2010. The decrease was primarily due to the timing of our equipment rental customer receivables, VAT receivables and vendor payments as a result of improvements in the operating performance of our business. The decrease was also due to premiums paid to redeem debt in 2011 and timing of interest payments.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. During the six months ended June 30, 2011, we used $158.3 million less cash for investing activities compared with the same period in 2010. The decrease in the use of funds

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

was primarily due to the year-over-year change in restricted cash and cash equivalents and increase in proceeds from disposal of revenue earning equipment, partly offset by increases in revenue earning equipment and property and equipment expenditures. The increase in proceeds from the disposal of revenue earning equipment was primarily related to opportunistically selling our fleet while residuals are at peak levels as well as refreshing the age of our fleet. The increase in revenue earning equipment expenditures was primarily due to higher equipment rental volumes. As of June 30, 2011 and December 31, 2010, we had $274.3 million and $207.6 million, respectively, of restricted cash and cash equivalents to be used for the purchase of revenue earning vehicles and other specified uses under our fleet financing facilities, our Like Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. The increase in restricted cash and cash equivalents of $66.7 million from December 31, 2010 to June 30, 2011, primarily related to the timing of purchases and sales of revenue earning vehicles.

During the six months ended June 30, 2011, we generated $1,474.2 million less cash from financing activities compared with the same period in 2010. The decrease was primarily due to payment of long-term debt (includes redemption of $518.5 million principal amount of 10.5% Senior Subordinated Notes, redemption of $1,585 million principal amount of our outstanding 8.875% Senior Notes and a payment of $1.3 billion for the 2005 Senior Term Facility), a decrease in proceeds under the revolving lines of credit, net and payments of short-term borrowings, partly offset by an increase in proceeds from the issuance of long-term debt (includes $1.4 billion Senior Term Facility issued March 2011 and $1 billion of 6.75% Senior Notes issued in February and March 2011).

Capital Expenditures

The tables below set forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds on a cash basis consistent with our consolidated statements of cash flows for the first and second quarters of 2011 and 2010 (in millions of dollars).

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2011
First Quarter	$1,963.8	$(1,690.2)	$273.6	$56.8	$(14.5)	$42.3
Second Quarter	3,503.0	(1,798.7)	1,704.3	68.6	(13.9)	54.7

	5,466.8	(3,488.9)	1,977.9	125.4	(28.4)	97.0

2010
First Quarter	$2,214.5	$(1,606.4)	$608.1	$51.3	$(6.7)	$44.6
Second Quarter	3,102.8	(1,837.1)	1,265.7	40.7	(8.5)	32.2

	$5,317.3	$(3,443.5)	$1,873.8	$92.0	$(15.2)	$76.8

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Revenue earning equipment expenditures
Car rental	$5,211.3	$5,259.9	$(48.6)	(0.9)%
Equipment rental	255.5	57.4	198.1	345.1%

Total	$5,466.8	$5,317.3	$149.5	2.8%

The decrease in our car rental operations revenue earning equipment expenditures was primarily due to continued efforts to increase utilization of existing fleet during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase in our equipment rental operations revenue earning equipment expenditures was primarily due to a continued improvement in economic conditions as well as efforts to reduce the age of our fleet during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Property and equipment expenditures
Car rental	$98.5	$82.2	$16.3	19.8%
Equipment rental	12.7	5.7	7.0	122.8%
Other	14.2	4.1	10.1	246.3%

Total	$125.4	$92.0	$33.4	36.3%

The increases in property and equipment expenditures were primarily due to a continued improvement in economic conditions.

Financing

Our primary liquidity needs include servicing of corporate and fleet related debt, the payment of operating expenses and purchases of rental vehicles and equipment to be used in our operations. Our primary sources of funding are operating cash flows, cash received on the disposal of vehicles and equipment, borrowings under our asset-backed securitizations and our asset-based revolving credit facilities and access to the credit markets generally.

As of June 30, 2011, we had $11,693.6 million of total indebtedness outstanding. Cash paid for interest during the six months ended June 30, 2011, was $343.4 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of June 30, 2011 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet debt. For a description of these amounts, see Note 7 to the Notes to our condensed consolidated financial statements included in this Report as well as "Borrowing Capacity and Availability," below.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

We have a significant amount of debt that will mature over the next several years. The aggregate amounts of maturities of debt for each of the twelve-month periods ending June 30 (in millions of dollars) are as follows:

2012	$4,364.1	(including $4,167.7 of other short-term borrowings)
2013	$597.8
2014	$743.1
2015	$1,210.7
2016	$963.9
After 2016	$3,906.5

Our short-term borrowings as of June 30, 2011 include, among other items, the amounts outstanding under the European Securitization, Australian Securitization, U.S. Fleet Financing Facility, U.S. Variable Funding Notes, Brazilian Fleet Financing Facility, Canadian Securitization, Capitalized Leases and European Revolving Credit Facility. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. Short-term borrowings also include the Convertible Senior Notes which became convertible on January 1, 2011 and remain as such through September 30, 2011.

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

As a result of our successful refinancing efforts in 2009, 2010 and the six months ended June 30, 2011 and the strategic cost reduction actions taken in the past, we believe that we will remain in compliance with our debt covenants and that cash generated from operations and cash received on the disposal of vehicles and equipment, together with amounts available under various facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next twelve months.

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

On May 9, 2011, we announced an offer to exchange each issued and outstanding share of common stock of Dollar Thrifty for $57.60 in cash and 0.8546 shares of our common stock, or the "tender offer." Based on the closing stock price for Hertz Holdings on May 6, 2011, Dollar Thrifty shareholders would have received $72.00 per share, or approximately $2.2 billion in the aggregate. We intend, promptly after completion of the tender offer, to consummate a second-step merger of HDTMS, Inc., or another of our wholly owned subsidiaries, with and into Dollar Thrifty, or the "second-step merger." We intend to fund the transactions contemplated by the tender offer and second-step merger using cash on hand, borrowings under bank credit facilities and/or the issuance of debt securities. We estimate that the total amount of cash required to complete the transactions contemplated by the tender offer and second-step merger, including payment of any fees, expenses and other related amounts incurred in connection with the offer and second-step merger and the refinancing of a portion of Dollar Thrifty's outstanding indebtedness, will be approximately $1.9 billion (exclusive of fees and expenses related to new borrowings and/or issuances of debt securities in connection with the offer and second-step merger and exclusive of any cash and cash equivalents available from Dollar Thrifty). The tender offer is subject to a number of conditions, including, among others, a minimum tender of a number of shares of Dollar Thrifty common stock which, together with Dollar Thrifty shares then owned by Hertz Holdings and its subsidiaries, represents at least a majority of the then outstanding shares of Dollar Thrifty common stock on a fully diluted basis, as well as the receipt of required regulatory approvals.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of their business, make capital expenditures, or engage in certain transactions with certain affiliates.

Under the new terms of our amended Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility we are subject to a

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

springing financial maintenance covenant upon the occurrence of certain triggering events. As of June 30, 2011, no triggering event had occurred requiring testing of the springing financial maintenance covenant.

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

Borrowing Capacity and Availability

As of June 30, 2011, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,340.8	$828.9

Total Corporate Debt	1,340.8	828.9

Fleet Debt
U.S. Fleet Variable Funding Notes	298.1	29.6
European Seasonal Revolving Credit Facility	43.1	43.1
European Securitization	174.3	34.6
Canadian Securitization	101.4	20.3
Australian Securitization	121.2	2.6
Brazilian Fleet Financing Facility	0.9	—
Capitalized Leases	15.0	—

Total Fleet Debt	754.0	130.2

Total	$2,094.8	$959.1

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

As of June 30, 2011, the Senior Term Facility had approximately $0.5 million available under the letter of credit facility and the Senior ABL Facility had $1,111.7 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.

Some of these special purpose entities are consolidated variable interest entities, of which Hertz is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of June 30, 2011 and December 31, 2010, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of loans receivable and revenue earning equipment of $651.4 million and $652.1 million, respectively, and total liabilities primarily comprised of debt of $650.8 million and $651.6 million, respectively.

Off-Balance Sheet Commitments and Arrangements

As of June 30, 2011 and December 31, 2010, the following guarantees (including indemnification commitments) were issued and outstanding:

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of June 30, 2011 and December 31, 2010, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheets in "Accrued liabilities" were $1.7 million and $1.6 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Risk Management

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see "Item 1—Business—Risk Management" in our Form 10-K and "Part II, Item 1A—Risk Factors" in our subsequent quarterly reports on Form 10-Q.

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

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of June 30, 2011, our net loss would increase by an estimated $26.4 million over a twelve-month period.

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

For the three-month and six-month periods ended June 30, 2011, our consolidated statement of operations contained realized and unrealized losses relating to the effects of foreign currency of $5.1 million and $7.7 million, respectively.

See Note 13 to the Notes to our condensed consolidated financial statements included in this Report.

Other Risks

We purchase unleaded gasoline and diesel fuel at prevailing market rates. In January 2009, we began a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. For the three-month and six-month periods ended June 30, 2011, we recognized a loss of $0.2 million and a gain of $2.9 million, respectively, in "Direct operating" on our consolidated statement of operations relating to our gasoline swaps. See Note 13 to the Notes to our condensed consolidated financial statements included in this Report.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 5 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." Our 2011 worldwide pre-tax pension expense is expected to be approximately $38.3 million, which would represent an increase of $6.1 million from 2010. The anticipated increase in expense compared to 2010 is primarily due to lower expected rates of return on assets as well as adverse exchange rate movements.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income," requiring companies to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements of net income and other comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. These provisions will become effective for us beginning with our quarterly report for the period ended March 31, 2012.

Other Financial Information

With respect to the unaudited interim financial information of Hertz Global Holdings, Inc. as of June 30, 2011 and for the three-month and six-month periods ended June 30, 2011 and 2010 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they applied limited procedures in accordance with professional standards for reviews of such unaudited interim financial information. However, their separate report dated August 5, 2011 included in this Form 10-Q herein states that they did not audit and they do not express an opinion on such unaudited interim financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on such unaudited interim financial information because that report is not a "report" or "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 11 to the Notes to our annual audited consolidated financial statements included in our Form 10-K.

The following recent development pertaining to a legal proceeding described in our Form 10-K is furnished on a supplemental basis:

In May 2011, the judge in the related cases of Janet Sobel et al. v. The Hertz Corporation and Lydia Lee et al. v. Enterprise Rent-A-Car Company et al. denied the plaintiffs' motion for final approval of the proposed settlement and denied the plaintiffs' motion for attorneys' fees, expenses and incentive awards as moot. The court concluded that the absence of evidence as to the actual value to the class of the coupons offered in settlement and the value of the claims to be surrendered precluded a finding that the settlement is fair, reasonable and adequate.

Aside from the above mentioned, none of the other legal proceedings described in our Form 10-K have experienced material changes.

On June 15, 2011 we received a subpoena from the staff of the Securities and Exchange Commission, or "SEC," seeking production of documents related to our proposed business combination with Dollar Thrifty Automotive Group, Inc. We intend to cooperate fully with the SEC's investigation. We do not expect this investigation to have any effect on our proposed business combination with Dollar Thrifty.

ITEM 1A. RISK FACTORS

There is no material change in the information reported under "Part I—Item 1A—Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and "Part II, Item 1A—Risk Factors" in our subsequent quarterly reports on Form 10-Q with the exception of the following:

Risks Related to Acquisition of Dollar Thrifty

If we acquire Dollar Thrifty Automotive Group, or "Dollar Thrifty," in addition to the risks described below, we may be subject to the risks and uncertainties associated with Dollar Thrifty's business. See "Item 1A—Risk Factors" in the Dollar Thrifty Form 10-K for the fiscal year ended December 31, 2010 for a discussion of these risks. This item is not incorporated by reference into this quarterly report on Form 10-Q and you should not consider the contents of this item to be a part of this quarterly report on Form 10-Q.

Even if the proposed acquisition of Dollar Thrifty is consummated, we may fail to realize all of the anticipated benefits of the proposed acquisition.

We announced the Dollar Thrifty exchange offer because we believe that acquiring Dollar Thrifty will be beneficial to us and our stockholders. To realize these anticipated benefits, after the completion of the transactions contemplated by the tender offer and second-step merger, we expect to achieve significant cost savings as we integrate our respective businesses. However, there is no assurance that if the transactions contemplated by the tender offer and second-step merger are consummated, we will be able to integrate the operations of Dollar Thrifty without encountering unexpected difficulties, including unanticipated costs, difficulty in retaining customers, challenges associated with information technology integration, and failure to retain key employees. We may also incur substantial delays or costs in connection with the completion of the transactions contemplated by the tender offer and second-step merger. Additionally, as a condition to their approval of our acquisition of Dollar Thrifty, regulatory agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company's business. Any or all of the preceding could jeopardize our ability to obtain the anticipated benefits of the transactions contemplated by the tender offer and

ITEM 1A. RISK FACTORS (Continued)

second-step merger, which could have a material adverse effect on our stock price, financial condition and results of operations.

We will incur a substantial amount of indebtedness to acquire the shares of Dollar Thrifty common stock pursuant to the offer and second-step merger, to refinance a portion of Dollar Thrifty's outstanding indebtedness, and to pay related fees and expenses.

We cannot guarantee that the combined company will be able to generate sufficient cash flow to make all of the principal and interest payments under this indebtedness when such payments are due or that it will be able to refinance such indebtedness.

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

Date: August 5, 2011	HERTZ GLOBAL HOLDINGS, INC. (Registrant)
	By:	/s/ ELYSE DOUGLAS
Elyse Douglas Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
4.11	Series 2011-1 Supplement, dated as of June 16, 2011, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.22
Amended and Restated Indemnification Agreement, dated as of November 23, 2009, by and among Hertz Global Holdings, Inc., The Hertz Corporation, Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., Clayton, Dubilier & Rice, Inc., Clayton, Dubilier & Rice, LLC and Clayton Dubilier & Rice Holdings, L.P.
10.6.3
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for agreements entered into after January 1, 2011) (Incorporated by reference to Exhibit 10.6.6 to the Registration Statement on Form S-4 (File No. 333-173023) of The Hertz Corporation, as filed on March 23, 2011).†
10.6.4
Form of Special Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan approved for fiscal year 2011 grant to Mark P. Frissora (Incorporated by reference to Exhibit 10.6.7 to the Registration Statement on Form S-4 (File No. 333-173023) of The Hertz Corporation, as filed on March 23, 2011).†
10.28	Form of Special Award Agreement (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 (File No. 333-173023) of The Hertz Corporation, as filed on March 23, 2011).†
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 5, 2011, relating to Financial Information
31.1–31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1–32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

†
Indicates management contract or compensatory plan or arrangement.

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