Form 10-Q
period 2011-09-30
HERTZ GLOBAL HOLDINGS INC
filed 2011-11-07
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

There were 416,689,677 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding as of November 3, 2011.

 HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION

ITEM l.    Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Hertz Global Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Hertz Global Holdings, Inc. and its subsidiaries as of September 30, 2011, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and September 30, 2010. These interim financial statements are the responsibility of the Company's management.

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
November 7, 2011

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

Unaudited

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$385,788	$2,374,170
Restricted cash and cash equivalents	332,806	207,576
Receivables, less allowance for doubtful accounts of $21,909 and $19,708	1,996,038	1,356,553
Inventories, at lower of cost or market	94,476	87,429
Prepaid expenses and other assets	441,073	352,782
Revenue earning equipment, at cost:
Cars	11,184,823	8,435,077
Less accumulated depreciation	(1,325,457)	(1,215,012)
Other equipment	2,836,745	2,756,101
Less accumulated depreciation	(1,057,578)	(1,052,414)

Total revenue earning equipment	11,638,533	8,923,752

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,126,324	1,071,987
Service equipment and other	1,038,323	900,271

	2,164,647	1,972,258
Less accumulated depreciation	(922,601)	(808,689)

Total property and equipment	1,242,046	1,163,569

Other intangible assets, net	2,579,345	2,550,559
Goodwill	379,861	328,560

Total assets	$19,089,966	$17,344,950

LIABILITIES AND EQUITY
Accounts payable	$997,287	$954,261
Accrued liabilities	1,224,204	1,070,082
Accrued taxes	167,705	108,940
Debt	12,506,251	11,306,429
Public liability and property damage	289,430	278,685
Deferred taxes on income	1,639,482	1,508,102

Total liabilities	16,824,359	15,226,499

Commitments and contingencies
Equity:
Hertz Global Holdings, Inc. and Subsidiaries stockholders' equity
Preferred Stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 416,686,499 and 413,462,889 shares issued and outstanding	4,167	4,135
Additional paid-in capital	3,213,201	3,183,225
Accumulated deficit	(994,113)	(1,123,234)
Accumulated other comprehensive income	21,845	37,823

Total Hertz Global Holdings, Inc. and Subsidiaries stockholders' equity	2,245,100	2,101,949
Noncontrolling interest	20,507	16,502

Total equity	2,265,607	2,118,451

Total liabilities and equity	$19,089,966	$17,344,950

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, except share and per share data)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Car rental	$2,062,457	$1,862,600	$5,272,595	$4,842,154
Equipment rental	321,555	281,138	891,282	783,815
Other	48,254	42,566	120,685	100,809

Total revenues	2,432,266	2,186,304	6,284,562	5,726,778

Expenses:
Direct operating	1,247,617	1,159,634	3,508,588	3,248,365
Depreciation of revenue earning equipment and lease charges	523,283	501,009	1,379,041	1,416,902
Selling, general and administrative	197,557	168,717	575,369	508,445
Interest expense	169,339	202,158	532,054	572,129
Interest income	(1,248)	(1,416)	(4,650)	(10,485)
Other (income) expense, net	29	61	62,706	61

Total expenses	2,136,577	2,030,163	6,053,108	5,735,417

Income (loss) before income taxes	295,689	156,141	231,454	(8,639)
(Provision) benefit for taxes on income	(83,180)	3,852	(87,802)	934

Net income (loss)	212,509	159,993	143,652	(7,705)
Less: Net income attributable to noncontrolling interest	(5,771)	(4,664)	(14,531)	(12,915)

Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$206,738	$155,329	$129,121	$(20,620)

Weighted average shares outstanding (in thousands)
Basic	416,611	412,179	415,551	411,590
Diluted	440,908	430,385	447,304	411,590
Earnings (loss) per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders:
Basic	$0.50	$0.38	$0.31	$(0.05)
Diluted	$0.47	$0.36	$0.29	$(0.05)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

Unaudited

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$143,652	$(7,705)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of revenue earning equipment	1,306,661	1,359,878
Depreciation of property and equipment	117,837	116,238
Amortization of other intangible assets	51,175	48,990
Amortization and write-off of deferred financing costs	77,614	56,722
Amortization and write-off of debt discount	30,324	31,298
Stock-based compensation charges	24,438	28,011
(Gain) loss on derivatives	(14,330)	16,406
Amortization of cash flow hedges	—	56,836
Provision for losses on doubtful accounts	21,211	15,203
Asset writedowns	22,782	19,523
Deferred taxes on income	27,791	(30,731)
Gain on sale of property and equipment	(5,199)	(2,660)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(150,212)	(97,820)
Inventories, prepaid expenses and other assets	(12,616)	(47,604)
Accounts payable	66,808	206,023
Accrued liabilities	(124,288)	(66,724)
Accrued taxes	56,268	14,952
Public liability and property damage	8,628	12,720

Net cash provided by operating activities	1,648,544	1,729,556

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(123,511)	(378,796)
Revenue earning equipment expenditures	(7,864,609)	(7,113,678)
Proceeds from disposal of revenue earning equipment	4,932,410	5,146,068
Property and equipment expenditures	(202,276)	(134,269)
Proceeds from disposal of property and equipment	48,133	25,459
Acquisitions, net of cash acquired	(222,988)	(12,074)
(Purchase) sale of short-term investments, net	(32,891)	3,171
Other investing activities	760	1,694

Net cash used in investing activities	$(3,464,972)	$(2,462,425)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands of Dollars)

Unaudited

	Nine Months Ended September 30,
	2011	2010
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$3,058,395	$2,133,958
Payment of long-term debt	(3,641,290)	(2,074,930)
Short-term borrowings:
Proceeds	371,994	392,187
Payments	(814,894)	(528,333)
Proceeds (payments) under the revolving lines of credit, net	934,364	1,406,666
Distributions to noncontrolling interest	(10,500)	(12,600)
Proceeds from employee stock purchase plan	2,690	1,857
Proceeds from exercise of stock options	12,292	3,155
Proceeds from disgorgement of stockholder short-swing profits	73	111
Net settlement on vesting of restricted stock	(11,425)	(5,670)
Payment of financing costs	(87,640)	(51,515)

Net cash provided by (used in) financing activities	(185,941)	1,264,886

Effect of foreign exchange rate changes on cash and cash equivalents	13,987	(34,339)

Net change in cash and cash equivalents during the period	(1,988,382)	497,678
Cash and cash equivalents at beginning of period	2,374,170	985,642

Cash and cash equivalents at end of period	$385,788	$1,483,320

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$487,968	$448,871
Income taxes	32,544	41,451
Supplemental disclosures of non-cash flow information:
Purchases of revenue earning equipment included in accounts payable and accrued liabilities	$217,675	$172,188
Sales of revenue earning equipment included in receivables	949,824	751,130
Purchases of property and equipment included in accounts payable	52,787	26,251
Sales of property and equipment included in receivables	10,777	8,352

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

On September 1, 2011, Hertz completed the acquisition of Donlen Corporation, or "Donlen," a leading provider of fleet leasing and management services. See Note 4—Goodwill and Other Intangible Assets.

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

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

During the third quarter of 2011, we identified certain errors in our previously issued consolidated financial statements. While these errors did not, individually or in the aggregate, result in a material misstatement of the Company's previously issued consolidated financial statements, correcting these items in the third quarter would have been material to the third quarter and nine-months ending September 30, 2011 results. Accordingly, management has revised in this filing and will revise in its 2011 Form 10-K and its subsequent quarterly filings on Form 10-Q, its previously reported balance sheets and consolidated statement of operations as noted below. These errors relate to additional telecommunication charges and depreciation of revenue earning equipment, as well as certain corrections to deferred taxes on income for years 2005 through 2010 and the related impact on the 2008 goodwill impairment. We are recording the cumulative effect $(26.9) million of these adjustments for the periods prior to 2008 as a decrease to the previously reported December 31, 2007 Retained earnings of $270.4 million, resulting in revised December 31, 2007 Retained earnings of $243.5 million. These adjustments also resulted in a decrease to revenue earning equipment, net and increases to goodwill, accounts payable and deferred taxes on income as of December 31, 2010 and 2009. As such, total assets were revised from the previously reported $17,332.2 million to $17,345.0 million, total liabilities were revised from the previously reported $15,200.9 million to $15,226.5 million and total equity was revised from the previously reported $2,131.3 million to $2,118.5 million as of December 31, 2010. Also, total assets were revised from the previously reported $16,002.4 million to $16,015.1 million, total liabilities were revised from the previously reported $13,905.0 million to $13,929.9 million and total equity was revised from the previously reported $2,097.4 million to $2,087.2 million as of December 31, 2009.

The following tables present the effect of this correction on our Consolidated Statements of Operations (in thousands, except per share data):

	Year Ended December 31, 2010			Year Ended December 31, 2009
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Direct operating	$4,282,351	$1,043	$4,283,394	$4,084,176	$6,300	$4,090,476
Depreciation of revenue earning equipment and lease charges	1,868,147	—	1,868,147	1,931,358	2,453	1,933,811
Other corrections	—	—	—	—	(2,870)	(2,870)
(Provision) benefit for taxes on income	(17,068)	407	(16,661)	59,666	2,377	62,043
Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	(48,044)	(636)	(48,680)	(126,022)	(3,506)	(129,528)
Loss per share:
Basic	$(0.12)	—	$(0.12)	$(0.34)	$(0.01)	$(0.35)
Diluted	$(0.12)	—	$(0.12)	$(0.34)	$(0.01)	$(0.35)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Year Ended December 31, 2008
	As Previously Reported	Adjustment	As Revised
Direct operating	$4,930,018	$1,638	$4,931,656
Depreciation of revenue earning equipment and lease charges	2,194,164	2,703	2,196,867
Impairment charges	1,168,900	26,087	1,194,987
Other corrections	—	2,870	2,870
Benefit for taxes on income	196,847	51,483	248,330
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	(1,206,746)	18,185	(1,188,561)
Earnings (loss) per share:
Basic	$(3.74)	$0.06	$(3.68)
Diluted	$(3.74)	$0.06	$(3.68)

	Three Months Ended March 31, 2010			Three Months Ended June 30, 2010
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Direct operating	$1,012,999	$1,069	$1,014,068	$1,075,037	$(374)	$1,074,663
(Provision) benefit for taxes on income	11,020	417	11,437	(14,210)	(146)	(14,356)
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	(150,405)	(652)	(151,057)	(25,121)	228	(24,893)
Loss per share:
Basic	$(0.37)	—	$(0.37)	$(0.06)	—	$(0.06)
Diluted	$(0.37)	—	$(0.37)	$(0.06)	—	$(0.06)

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Direct operating	$1,157,485	$2,149	$1,159,634	$3,245,521	$2,844	$3,248,365
(Provision) benefit for taxes on income	3,014	838	3,852	(176)	1,110	934
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	156,640	(1,311)	155,329	(18,886)	(1,734)	(20,620)
Earnings (loss) per share:
Basic	$0.38	—	$0.38	$(0.05)	—	$(0.05)
Diluted	$0.36	—	$0.36	$(0.05)	—	$(0.05)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

As previously reported, for the nine months ended September 30, 2010, we have revised net cash provided by operating activities and net cash used in investing activities within our consolidated statements of cash flows due to a gross-up of cash lease payments relating to our revenue earning equipment in the non-cash add back previously included in depreciation of revenue earning equipment and proceeds from disposal of revenue earning equipment.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or "FASB," issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income," requiring companies to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements of net income and other comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. These provisions will become effective for us beginning with our quarterly report for the period ended March 31, 2012. In October 2011, the FASB decided to propose a deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement, which was also included in this accounting standards update.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, "Testing Goodwill for Impairment," which gives companies the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This option is available to us effective immediately for all future goodwill impairment tests.

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, "Disclosures about an Employer's Participation in a Multiemployer Plan," which require that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. These provisions will become effective for us beginning with our annual report for the period ended December 31, 2011.

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

Restricted cash and cash equivalents includes cash and cash equivalents that are not readily available for our normal disbursements. Restricted cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, for our Like-Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. As of September 30, 2011 and December 31, 2010, the portion of total restricted cash and cash equivalents that was associated with our Fleet Debt facilities was $215.6 million and $115.6 million, respectively. The increase in restricted cash and cash equivalents associated with our fleet debt of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

$100.0 million from December 31, 2010 to September 30, 2011 was primarily related to the timing of purchases and sales of revenue earning vehicles.

Note 4—Goodwill and Other Intangible Assets

The following summarizes the changes in our goodwill, by segment (in millions of dollars):

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2011
Goodwill	$367.9	$681.7	$1,049.6
Accumulated impairment losses	(46.1)	(674.9)	(721.0)

	321.8	6.8	328.6

Goodwill acquired during the period	50.9	0.2	51.1
Adjustments to previously recorded purchase price allocation	(0.8)	—	(0.8)
Other changes during the period(1)	1.0	—	1.0

	51.1	0.2	51.3
Balance as of September 30, 2011
Goodwill	419.0	681.9	1,100.9
Accumulated impairment losses	(46.1)	(674.9)	(721.0)

	$372.9	$7.0	$379.9

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2010
Goodwill	$367.3	$677.5	$1,044.8
Accumulated impairment losses	(46.1)	(674.9)	(721.0)

	321.2	2.6	323.8

Goodwill acquired during the year	2.7	4.3	7.0
Other changes during the year(1)	(2.1)	(0.1)	(2.2)

	0.6	4.2	4.8
Balance as of December 31, 2010
Goodwill	367.9	681.7	1,049.6
Accumulated impairment losses	(46.1)	(674.9)	(721.0)

	$321.8	$6.8	$328.6

(1)
Primarily consists of changes resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Other intangible assets, net, consisted of the following major classes (in millions of dollars):

	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$671.6	$(349.3)	$322.3
Other(1)	73.9	(25.1)	48.8

Total	745.5	(374.4)	371.1

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other(2)	18.2	—	18.2

Total	2,208.2	—	2,208.2

Total other intangible assets, net	$2,953.7	$(374.4)	$2,579.3

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$606.5	$(304.6)	$301.9
Other(1)	59.1	(18.6)	40.5

Total	665.6	(323.2)	342.4

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other(2)	18.2	—	18.2

Total	2,208.2	—	2,208.2

Total other intangible assets, net	$2,873.8	$(323.2)	$2,550.6

(1)
Other amortizable intangible assets primarily consist of our Advantage trade name and concession rights, Donlen trade name, reacquired franchise rights, non-compete agreements and technology-related intangibles.

(2)
Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.

Amortization of other intangible assets for the three months ended September 30, 2011 and 2010, was approximately $17.5 million and $16.3 million, respectively, and for the nine months ended September 30, 2011 and 2010, was approximately $51.2 million and $49.0 million, respectively. Based on our amortizable intangible assets as of September 30, 2011, we expect amortization expense to be approximately $17.7 million for the remainder of 2011, $72.5 million in 2012, $71.2 million in 2013, $67.9 million in 2014, $66.4 million in 2015 and $19.3 million in 2016.

Donlen Acquisition

On September 1, 2011, Hertz acquired 100% of the equity interest in Donlen, a leading provider of fleet leasing and management services. Donlen provides Hertz an immediate leadership position in

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

long-term car, truck and equipment leasing and fleet management. This transaction is part of the overall growth strategy of Hertz to provide the most flexible transportation programs for corporate and general consumers. Additionally, Donlen brings to Hertz a specialized consulting and technology expertise that we expect to enable us to better model, measure and manage fleet performance. All goodwill recognized as part of this acquisition is reported in the car rental segment.

The Donlen base equity valuation for the transaction was $250.0 million, subject to adjustment based on the net assets of Donlen at closing. The preliminary purchase price adjustment at closing resulted in a downward adjustment of $2.4 million (resulting in a closing cash payment for equity of $247.6 million) and is subject to further adjustment upon finalization of the Donlen closing date balance sheet. None of the goodwill recognized as part of this acquisition is expected to be deductible for tax purposes.

The following summarizes the fair values of the assets purchased and liabilities assumed as of the acquisition date (in millions):

Cash and cash equivalents	$35.6
Receivables	64.0
Prepaid expenses and other assets	7.0
Revenue earning equipment	1,120.6
Property and equipment	13.5
Other intangible assets	75.0
Goodwill	48.8
Accounts payable	(39.4)
Accrued liabilities	(235.2)
Deferred taxes on income	(113.5)
Debt	(728.8)

Total	$247.6

Other intangible assets and their amortization periods are as follows:

	Useful life (in years)	Fair value (in millions)
Customer relationships	16	$65.0
Trademark	20	7.0
Non-compete agreement	5	3.0

Total		$75.0

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

The amount of Donlen's revenue and earnings included in Hertz's consolidated statement of operations for the three and nine months ended September 30, 2011, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2010, are as follows (in millions):

	Revenue	Earnings
Actual from 9/1/11–9/30/11	$35.1	$0.1
2011 supplemental pro forma from 7/1/11–9/30/11	$2,500.8	$211.1
2011 supplemental pro forma from 1/1/11–9/30/11	$6,545.8	$139.0
2010 supplemental pro forma from 7/1/10–9/30/10	$2,272.1	$151.6
2010 supplemental pro forma from 1/1/10–9/30/10	$5,977.8	$(22.0)

Donlen's actual earnings for the month of September 2011 was impacted by $0.7 million related to the amortization expense associated with the acquired intangible assets and the fair value adjustment related to acquired software, as well as, the write-off of certain unamortized debt costs.

2011 supplemental pro forma revenue for the three and nine months ended September 30, 2011 excludes $0.6 million and $3.2 million, respectively, related to deferred revenue which was eliminated as part of acquisition accounting. 2011 supplemental pro forma earnings for the three and nine months ended September 30, 2011 excludes $0.4 million and $2.0 million, respectively, related to deferred income which was eliminated as part of acquisition accounting; and $5.3 million and $5.3 million, respectively, of acquisition related costs incurred in 2011.

2010 supplemental pro forma revenue for the three and nine months ended September 30, 2010 excludes $2.0 million and $7.0 million, respectively, related to deferred revenue which was eliminated as part of acquisition accounting. 2010 supplemental pro forma earnings for the three and nine months ended September 30, 2010 excludes $1.2 million and $4.3 million, respectively, related to deferred income which was eliminated as part of acquisition accounting, and includes $5.3 million and $5.3 million, respectively, of acquisition related costs incurred.

This transaction has been accounted for using the acquisition method of accounting in accordance with GAAP and operating results of Donlen from the date of acquisition are included in our consolidated statement of operations. The allocation of the purchase price to the tangible and intangible net assets acquired is preliminary and subject to finalization.

Other Acquisitions

Additionally, during the nine months ended September 30, 2011, we added eight international car rental locations and one domestic equipment rental location through external acquisitions. These acquisitions are not material to the consolidated amounts presented within our statement of operations for the three-month and nine-month periods ended September 30, 2011.

Note 5—Taxes on Income

The effective tax rate for the three and nine months ended September 30, 2011 was 28.1% and 37.9%, respectively. The provision for taxes on income was $83.2 million in the three months ended September 30, 2011 compared to the benefit for taxes of $3.9 million in the three months ended September 30, 2010, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized. The provision for taxes on income was $87.9 million in the nine months ended September 30, 2011 compared to a benefit for taxes of $0.9 million in the nine months ended September 30, 2010,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized.

Note 6—Depreciation of Revenue Earning Equipment and Lease Charges

Depreciation of revenue earning equipment and lease charges includes the following (in millions of dollars):

	Three Months Ended September 30,
	2011	2010
Depreciation of revenue earning equipment	$528.1	$467.5
Adjustment of depreciation upon disposal of revenue earning equipment	(30.9)	10.6
Rents paid for vehicles leased	26.1	22.9

Total	$523.3	$501.0

	Nine Months Ended September 30,
	2011	2010
Depreciation of revenue earning equipment	$1,399.9	$1,321.9
Adjustment of depreciation upon disposal of revenue earning equipment	(93.3)	38.0
Rents paid for vehicles leased	72.4	57.0

Total	$1,379.0	$1,416.9

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended September 30, 2011 and 2010, included a net gain of $26.3 million and a net loss of $7.1 million, respectively, on the disposal of vehicles used in our car rental operations and a net gain of $4.6 million and a net loss of $3.5 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations. The adjustment of depreciation upon disposal of revenue earning equipment for the nine months ended September 30, 2011 and 2010, included a net gain of $86.0 million and a net loss of $27.6 million, respectively, on the disposal of vehicles used in our car rental operations and a net gain of $7.3 million and a net loss of $10.4 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the nine months ended September 30, 2011, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net decreases of $7.7 million and $16.3 million in depreciation expense for the three and nine months ended September 30, 2011, respectively. During the three and nine months ended September 30, 2011, depreciation rate changes in certain of our equipment rental operations resulted in net decreases of $1.3 million and $3.6 million in depreciation expense.

For the three months ended September 30, 2011 and 2010, our worldwide car rental operations sold approximately 46,000 and 44,400 non-program cars, respectively, a 3.6% year over year increase primarily due to higher average number of vehicles in our fleet. For the nine months ended September 30, 2011 and 2010, our worldwide car rental operations sold approximately 121,700 and 130,900 non-program cars, respectively, a 7.0% year over year decrease primarily due to an increase in rental demand which required us to maintain our fleet size.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 7—Debt

Our debt consists of the following (in millions of dollars):

Facility	Average Interest Rate at September 30, 2011(1)	Fixed or Floating Interest Rate	Maturity	September 30, 2011	December 31, 2010
Corporate Debt
Senior Term Facility(2)	3.75%	Floating	3/2018	$1,393.0	$1,345.0
Senior ABL Facility(2)	2.47%	Floating	3/2016	200.0	—
Senior Notes(3)	7.32%	Fixed	1/2014–1/2021	2,651.4	3,229.6
Senior Subordinated Notes	10.50%	Fixed	1/2016	—	518.5
Promissory Notes	7.48%	Fixed	6/2012–1/2028	224.8	345.6
Convertible Senior Notes	5.25%	Fixed	6/2014	474.8	474.8
Other Corporate Debt	3.93%	Floating	Various	70.4	22.0
Unamortized Net (Discount) Premium (Corporate)(4)				(72.0)	(104.8)

Total Corporate Debt				4,942.4	5,830.7

Fleet Debt
U.S. ABS Program
U.S. Fleet Variable Funding Notes:
Series 2009-1(5)	1.25%	Floating	3/2013	1,538.0	1,488.0
Series 2010-2(5)	1.29%	Floating	3/2013	185.0	35.0
U.S. Fleet Medium Term Notes
Series 2009-2 Notes(5)	4.95%	Fixed	3/2013–3/2015	1,384.3	1,384.3
Series 2010-1 Notes(5)	3.77%	Fixed	2/2014–2/2018	749.8	749.8
Series 2011-1 Notes(5)	2.86%	Fixed	3/2015–3/2017	598.0	—
Donlen ABS Program
Donlen GN II Variable Funding Note Facility	1.17%	Floating	8/2012	769.3	—
Other Fleet Debt
U.S. Fleet Financing Facility	2.97%	Floating	9/2015	151.0	163.0
European Revolving Credit Facility	5.10%	Floating	6/2013	297.2	168.6
European Seasonal Revolving Credit Facility	3.86%	Floating	11/2011	135.4	—
European Fleet Notes	8.50%	Fixed	7/2015	541.7	529.0
European Securitization(5)	3.76%	Floating	7/2013	454.2	236.9
Canadian Securitization(5)	1.11%	Floating	11/2011	126.3	80.4
Australian Securitization(5)	6.32%	Floating	12/2012	136.9	183.2
Brazilian Fleet Financing Facility	19.01%	Floating	12/2011	30.8	77.8
Capitalized Leases	4.60%	Floating	Various	478.6	398.1
Unamortized Discount (Fleet)				(12.6)	(18.4)

Total Fleet Debt				7,563.9	5,475.7

Total Debt				$12,506.3	$11,306.4

Note:
For further information on the definitions and terms of our debt, see Note 4 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

(1)
As applicable, reference is to the September 30, 2011 weighted average interest rate (weighted by principal balance).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

(2)
December 31, 2010 balance refers to the former facilities which were refinanced on March 11, 2011, see "2011 Events," below.

(3)
References to our "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below. As of September 30, 2011, the outstanding principal amount for each such series of the Senior Notes is also specified below.

Senior Notes	Outstanding Principal
8.875% Senior Notes due January 2014	$162.3 million
7.875% Senior Notes due January 2014	$289.1 million (€213.5 million)
7.50% Senior Notes due October 2018	$700 million
7.375% Senior Notes due January 2021	$500 million
6.75% Senior Notes due April 2019	$1,000 million
(4)
As of September 30, 2011 and December 31, 2010, $71.3 million and $87.7 million, respectively, of the unamortized corporate discount relates to the 5.25% Convertible Senior Notes.

(5)
Maturity reference is to the "expected final maturity date" as opposed to the subsequent "legal maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness expect the relevant indebtedness to be repaid. The legal final maturity date is the date on which the relevant indebtedness is legally due and payable.

Maturities

The aggregate amounts of maturities of debt for each of the twelve-month periods ending September 30 (in millions of dollars) are as follows:

2012	$5,198.9	(including $4,989.2 of other short-term borrowings)
2013	$672.6
2014	$703.0
2015	$884.1
2016	$1,236.3
After 2016	$3,896.0

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

Our short-term borrowings as of September 30, 2011 include, among other items, the amounts outstanding under the Senior ABL Facility, European Securitization, Australian Securitization, U.S. Fleet Financing Facility, U.S. Variable Funding Notes, Brazilian Fleet Financing Facility, Canadian Securitization, Capitalized Leases, European Revolving Credit Facility, Donlen GN II Variable Funding Note Facility and European Seasonal Revolving Facility. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. Short-term borrowings also include the Convertible Senior Notes which became convertible on January 1, 2011 and remained as such through September 30, 2011. As of September 30, 2011, short-term borrowings had a weighted average interest rate of 2.8%.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Letters of Credit

As of September 30, 2011, there were outstanding standby letters of credit totaling $595.3 million. Of this amount, $541.0 million was issued under the Senior Credit Facilities ($291.1 million of which was issued for the benefit of the U.S. ABS Program and $45.1 million was related to other debt obligations) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have agreed to indemnify the policy issuers for any losses) as well as airport concession obligations in the United States, Canada and Europe. As of September 30, 2011, none of these letters of credit have been drawn upon.

2011 Events

On January 1, 2011, our Convertible Senior Notes became convertible. This conversion right was triggered because our closing common stock price per share exceeded $10.77 for at least 20 trading days during the 30 consecutive trading day period ending on December 31, 2010. Since this same trigger was met in the periods ending March 31, 2011 and June 30, 2011, the Convertible Senior Notes were convertible through September 30, 2011. As of October 1, 2011, the Convertible Senior Notes are no longer convertible but may become convertible thereafter, if one or more of the conversion conditions specified in the indenture is satisfied during future measurement periods. Our policy has been and continues to be to settle conversions of Convertible Senior Notes using a combination of cash and our common stock, which calls for settling the fixed dollar amount per $1,000 in principal amount in cash and settling in shares the excess conversion, if any.

In January 2011, Hertz redeemed in full its outstanding ($518.5 million principal amount) 10.50% Senior Subordinated Notes due 2016 which resulted in premiums paid of $27.2 million and the write-off of unamortized debt costs of $8.6 million. In January and February 2011, Hertz redeemed $1,105 million principal amount of its outstanding 8.875% Senior Notes due 2014 which resulted in premiums paid of $24.5 million and the write-off of unamortized debt costs of $14.4 million. Hertz used the proceeds from the September 2010 issuance of $700 million aggregate principal amount of 7.50% Senior Notes, the December 2010 issuance of $500 million aggregate principal amount of 7.375% Senior Notes and the February 2011 issuance of $500 million aggregate principal amount of 6.75% Senior Notes (see below) for these redemptions. Premiums paid are recorded in "Other (income) expense, net" on our consolidated statement of operations.

In February 2011, Hertz issued $500 million aggregate principal amount of 6.75% Senior Notes due 2019. The 6.75% Senior Notes are guaranteed on a senior unsecured basis by the domestic subsidiaries of Hertz that guarantee its Senior Credit Facilities.

In February 2011, Hertz used existing corporate liquidity to pay off the maturing amount of the Brazilian Fleet Financing Facility. A foreign subsidiary continues to maintain another facility as a source of financing for our rental car operations in Brazil.

In March 2011, Hertz issued an additional $500 million aggregate principal of the 6.75% Senior Notes due 2019. The proceeds of this March 2011 offering were used in April 2011 to redeem $480 million principal amount of Hertz's outstanding 8.875% Senior Notes due 2014 which resulted in premiums paid during the three months ended June 30, 2011, of $10.7 million recorded in "Other (income) expense, net" on our consolidated statement of operations and the write-off of unamortized debt costs of $5.8 million.

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

In June 2011, Hertz Holdings Netherlands B.V., an indirect wholly-owned subsidiary of Hertz organized under the laws of The Netherlands, entered into an accordion facility, or the "European Seasonal Revolving Credit Facility," under the European Revolving Credit Facility that provides for aggregate maximum borrowings of €100 million (the equivalent of $135.4 million as of September 30, 2011), subject to borrowing base availability.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

In August 2011, we extended the expected maturity of our European Securitization Facility to July 2013. In connection with the extension, we made a number of modifications to the financing arrangement including increasing the advance rate and decreasing pricing.

In September 2011, we extended the maturity of our U.S. Fleet Financing Facility to September 2015 and increased the facility size to $190.0 million. In connection with the extension, we made a number of modifications to the financing arrangement including decreasing the advance rate and increasing pricing.

On September 1, 2011, in connection with our acquisition of Donlen Corporation, Donlen's GN II Variable Funding Note Facility remained outstanding and lender commitments thereunder were increased to permit aggregate maximum borrowings of $850.0 million (subject to borrowing base availability).

Registration Rights

Pursuant to the terms of exchange and registration rights agreements entered into in connection with the separate issuances of the 7.5% Senior Notes due 2018, the 7.375% Senior Notes due 2021 and the 6.75% Senior Notes due 2019, Hertz agreed to file a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of such notes for registered notes or, in the alternative, the registered resale of such notes. The registration statement was declared effective on August 19, 2011 and the exchange offers were consummated in September 2011.

Guarantees and Security

In September 2011, we added Donlen as a guarantor under certain of our debt instruments and credit facilities. There have been no material changes to the guarantees and security provisions of the debt instruments and credit facilities under which our indebtedness as of September 30, 2011 has been issued from the terms as disclosed in our Form 10-K.

Financial Covenant Compliance

Under the new terms of our amended Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility we are subject to a springing financial maintenance covenant upon the occurrence of certain triggering events. As of September 30, 2011, no triggering event had occurred requiring testing of the springing financial maintenance covenant.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Borrowing Capacity and Availability

As of September 30, 2011, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,258.7	$786.4

Total Corporate Debt	1,258.7	786.4

Fleet Debt
Donlen GN II Variable Funding Note Facility	85.7	85.7
U.S. Fleet Variable Funding Notes	415.1	76.7
U.S. Fleet Financing Facility	39.0	3.6
European Securitization	57.2	30.1
Canadian Securitization	91.4	12.5
Australian Securitization	107.6	1.2
Capitalized Leases	7.4	1.0

Total Fleet Debt	803.4	210.8

Total	$2,062.1	$997.2

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

As of September 30, 2011, the Senior Term Facility had approximately $0.3 million available under the letter of credit facility and the Senior ABL Facility had $1,103.7 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.

Some of these special purpose entities are consolidated variable interest entities, of which Hertz is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

International, Ltd.'s subsidiaries. As of September 30, 2011 and December 31, 2010, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of loans receivable and revenue earning equipment of $693.8 million and $652.1 million, respectively, and total liabilities primarily comprised of debt of $693.3 million and $651.6 million, respectively.

Note 8—Employee Retirement Benefits

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefit Cost:
Service cost	$6.6	$4.6	$(0.5)	$1.4	$0.1	$0.1
Interest cost	6.6	6.0	2.9	2.6	0.2	0.3
Expected return on plan assets	(7.7)	(6.6)	(3.5)	(2.5)	—	—
Net amortizations	1.1	0.2	0.1	(0.1)	(0.1)	0.2
Settlement loss	1.5	—	—	—	—	—

Net pension/postretirement expense	$8.1	$4.2	$(1.0)	$1.4	$0.2	$0.6

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefit Cost:
Service cost	$19.7	$18.0	$3.0	$3.9	$0.2	$0.2
Interest cost	20.6	19.6	8.5	7.7	0.7	0.7
Expected return on plan assets	(22.9)	(20.0)	(9.7)	(7.4)	—	—
Net amortizations	5.4	3.5	(0.5)	(0.2)	—	—
Settlement loss	2.2	0.4	—	—	—	—
Curtailment gain	—	—	(13.1)	—	—	—

Net pension/postretirement expense	$25.0	$21.5	$(11.8)	$4.0	$0.9	$0.9

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time we make contributions beyond those legally required. For the three and nine months ended September 30, 2011, we contributed $16.6 million and $73.7 million, respectively, to our worldwide pension plans, including discretionary contributions of $0.5 million and $13.7 million, respectively, to our United Kingdom, or "U.K.," defined benefit pension plan and benefit payments made through unfunded plans. For the three and nine months ended September 30, 2010, we contributed $11.2 million and $57.8 million, respectively, to our worldwide pension plans, including discretionary contributions of $2.3 million and $5.5 million, respectively, to our U.K. defined benefit pension plan and benefit payments made through unfunded plans. Based upon the significant decline in asset values in 2008, which were in line with the overall market declines, it is likely we will continue to make cash contributions in 2011 and possibly in future years.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

We sponsored a defined benefit pension plan in the U.K. On June 30, 2011, we approved an agreement with the trustees of that plan to cease all future benefit accruals to existing members and to close the plan to new members. Effective July 1, 2011, we introduced a defined contribution plan with company matching contributions to replace the defined benefit pension plan. The company matching contributions are generally 100% of the employee contributions, up to 8% of pay, except that former members of the defined benefit plan receive an enhanced match for five years. This will result in somewhat lower contributions this year into the defined benefit plan, which will be offset by matching contributions to the new defined contribution plan. In the three months ended June 30, 2011, we recognized a gain of $13.1 million for the U.K. plan that represented unamortized prior service cost from a 2010 amendment that eliminated discretionary pension increases related to pre-1997 service primarily related to inactive employees.

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

Note 9—Stock-Based Compensation

In March 2011, we granted 371,505 Restricted Stock Units, or "RSUs," to certain executives and employees at fair values ranging from $14.60 to $15.02, 499,515 Performance Stock Units, or "PSUs," at a fair value of $14.60, and 193,798 PSUs at a fair value of $10.19 under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan." For the PSUs, 499,515 have a performance condition under which the number of units that will ultimately be awarded will vary from 0% to 150% of the original grant, based on the sum of 2011 and 2012 Corporate EBITDA results. The remaining 193,798 PSUs granted contain a market condition whereby the 20 day average trailing stock price must equal or exceed a certain price target at any time during the five year performance period. In May 2011, we granted 130,275 RSUs at a fair value of $16.39. In August 2011, we granted 47,473 RSUs at a fair value of $11.79.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

A summary of the total compensation expense and associated income tax benefits recognized under our Hertz Global Holdings, Inc. Stock Incentive Plan and Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Prior Plans," and the Omnibus Plan, including the cost of stock options, RSUs, and PSUs, is as follows (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Compensation Expense	$7.8	$8.7	$24.4	$28.0
Income Tax Benefit	(3.0)	(3.4)	(9.4)	(10.8)

Total	$4.8	$5.3	$15.0	$17.2

As of September 30, 2011, there was approximately $43.5 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan. The total unrecognized compensation cost is expected to be recognized over the remaining 1.7 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Note 10—Segment Information

Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. We have identified two reportable segments: rental and leasing of cars, crossovers and light trucks, or "car rental," and rental of industrial, construction and material handling equipment, or "equipment rental." Other reconciling items include general corporate assets and expenses, certain interest expense (including net interest on corporate debt), as well as other business activities, such as our third party claim management services. Donlen is included in the car rental reportable segment.

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

	Three Months Ended September 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2011	2010	2011	2010
Car rental	$2,109.1	$1,903.5	$375.3	$307.1
Equipment rental	321.7	281.2	55.9	33.7

Total reportable segments	2,430.8	2,184.7	431.2	340.8
Other	1.5	1.6

Total	$2,432.3	$2,186.3

Adjustments:
Other reconciling items(1)			(84.3)	(89.4)
Purchase accounting(2)			(19.1)	(23.8)
Non-cash debt charges(3)			(21.0)	(46.4)
Restructuring charges			(1.9)	(14.6)
Restructuring related charges(4)			(3.2)	(0.6)
Derivative gains (losses)(5)			0.1	(0.2)
Management transition costs			(1.5)	—
Acquisition related costs			(4.6)	(9.7)

Income before income taxes			$295.7	$156.1

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Nine Months Ended September 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2011	2010	2011	2010
Car rental	$5,388.3	$4,938.2	$678.8	$509.9
Equipment rental	891.6	784.1	99.5	43.0

Total reportable segments	6,279.9	5,722.3	778.3	552.9
Other	4.7	4.5

Total	$6,284.6	$5,726.8

Adjustments:
Other reconciling items(1)			(263.0)	(275.6)
Purchase accounting(2)			(62.2)	(68.4)
Non-cash debt charges(3)			(108.0)	(144.9)
Restructuring charges			(40.4)	(45.5)
Restructuring related charges(4)			(6.4)	(7.9)
Derivative gains (losses)(5)			0.1	(2.5)
Acquisition related costs			(13.6)	(16.7)
Management transition costs			(4.0)	—
Pension adjustment(6)			13.1	—
Premiums paid on debt(7)			(62.4)	—

Income (loss) before income taxes			$231.5	$(8.6)

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

Total assets increased $1,745.0 million from December 31, 2010 to September 30, 2011. The increase was primarily related to an increase in our car rental segment's revenue earning equipment and receivables, partly offset by a decrease in other cash and cash equivalents primarily relating to the redemption of our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 11—Total Equity

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Preferred Stock			Additional Paid-In Capital	Accumulated Deficit		Non- controlling Interest	Total Equity
(in Millions)		Shares	Amount
December 31, 2010	$—	413.5	$4.1	$3,183.2	$(1,123.2)	$37.9	$16.5	$2,118.5
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					129.1			129.1
Translation adjustment changes, net of tax						(7.9)		(7.9)
Unrealized holding gains on securities, net of tax						(3.8)		(3.8)
Unrealized gain on Euro-denominated debt, net of tax						(4.2)		(4.2)
Defined benefit pension plans, net of tax						(0.2)		(0.2)

Total Comprehensive Loss								113.0

Net income relating to noncontrolling interest							14.5	14.5
Dividend payment to noncontrolling interest							(10.5)	(10.5)
Employee stock purchase plan		0.2		3.2				3.2
Net settlement on vesting of restricted stock		1.2		(11.4)				(11.4)
Stock-based employee compensation charges, net of tax				24.4				24.4
Exercise of stock options, net of tax		1.6	0.1	12.3				12.4
Common shares issued to Directors		0.2		1.5				1.5

September 30, 2011	$—	416.7	$4.2	$3,213.2	$(994.1)	$21.8	$20.5	$2,265.6

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Preferred Stock			Additional Paid-In Capital	Accumulated Deficit		Non- controlling Interest	Total Equity
(in Millions)		Shares	Amount
December 31, 2009	$—	410.2	$4.1	$3,141.7	$(1,072.6)	$(3.3)	$17.3	$2,087.2
Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					(20.6)			(20.6)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax						41.9		41.9
Translation adjustment changes, net of tax						(16.6)		(16.6)
Unrealized gain on Euro-denominated debt, net of tax						10.5		10.5
Defined benefit pension plans, net of tax						(0.4)		(0.4)

Total Comprehensive Income								14.8

Dividend payment to noncontrolling interest							(12.7)	(12.7)
Net income relating to noncontrolling interest							13.0	13.0
Employee stock purchase plan		0.2		2.2				2.2
Net settlement on vesting of restricted stock		1.6		(5.7)				(5.7)
Stock-based employee compensation charges, net of tax				28.0				28.0
Exercise of stock options, net of tax		0.3		3.2				3.2
Common shares issued to Directors		0.0		1.0				1.0
Phantom shares issued to Directors		0.0		0.3				0.3
Proceeds from disgorgement of stockholder short-swing profits, net of tax				0.1				0.1

September 30, 2010	$—	412.3	$4.1	$3,170.8	$(1,093.2)	$32.1	$17.6	$2,131.4

Accumulated other comprehensive income (loss) as of September 30, 2011 and December 31, 2010 includes accumulated translation gains of $107.0 million and $114.9 million, respectively, pension benefits of $(70.5) million and $(70.2) million, respectively, unrealized losses on our Euro-denominated debt of $(11.0) million and $(6.8) million, respectively, and unrealized holding losses of $(3.7) million and unrealized holding gains of $0.1 million, respectively.

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

During the third quarter of 2011, we continued to streamline operations and reduce costs by reducing our global workforce by approximately 170 employees.

From January 1, 2007 through September 30, 2011, we incurred $514.6 million ($247.0 million for our car rental segment, $213.8 million for our equipment rental segment and $53.8 million of other) of restructuring charges.

Additional efficiency and cost saving initiatives are being developed, however, we presently do not have firm plans or estimates of any related expenses.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Restructuring charges in our consolidated statement of operations can be summarized as follows (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
By Type:
Involuntary termination benefits	$2.4	$2.7	$6.8	$7.5
Pension and post retirement expense	—	—	0.3	0.6
Consultant costs	0.3	0.2	0.6	0.9
Asset writedowns	(0.5)	5.0	22.8	19.5
Facility closure and lease obligation costs	(0.4)	5.3	9.6	11.9
Relocation costs and temporary labor costs	0.1	1.3	0.1	3.8
Other	—	0.1	0.2	1.3

Total	$1.9	$14.6	$40.4	$45.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
By Caption:
Direct operating	$0.7	$12.5	$35.3	$37.7
Selling, general and administrative	1.2	2.1	5.1	7.8

Total	$1.9	$14.6	$40.4	$45.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
By Segment:
Car rental	$2.8	$4.0	$7.3	$13.4
Equipment rental	(0.9)	10.6	32.7	31.4
Other reconciling items	—	—	0.4	0.7

Total	$1.9	$14.6	$40.4	$45.5

During the three and nine months ended September 30, 2011, the after-tax effect of the restructuring charges decreased diluted earnings per share by $0.00 and $0.06, respectively. During the three and nine months ended September 30, 2010, the after-tax effect of the restructuring charges decreased diluted earnings per share by $0.03 and increased the diluted loss per share by $0.08, respectively.

The following table sets forth the activity affecting the restructuring accrual during the nine months ended September 30, 2011 (in millions of dollars). We expect to pay the remaining restructuring obligations relating to involuntary termination benefits over the next twelve months. The remainder of the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2011	$6.3	$0.2	$0.1	$10.9	$17.5
Charges incurred	6.8	0.3	0.6	32.7	40.4
Cash payments	(10.7)	—	(0.5)	(1.7)	(12.9)
Other(1)	0.9	(0.3)	—	(31.1)	(30.5)

Balance as of September 30, 2011	$3.3	$0.2	$0.2	$10.8	$14.5

(1)
Primarily consists of decreases of $(22.8) million for asset writedowns, $(8.3) million for facility closures and $(0.3) million FAS 88 pension adjustment, partly offset by increases of $0.8 million for involuntary benefits and an increase of $0.2 million due to foreign currency translation.

Note 13—Financial Instruments

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Fair value approximates the amount indicated on the balance sheet at September 30, 2011 and December 31, 2010 because of the short-term maturity of these instruments. Money market accounts, whose fair value at September 30, 2011, is measured using Level 1 inputs, totaling $45.9 million and $177.6 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively. Money market accounts, whose fair value at December 31, 2010, is measured using Level 1 inputs, totaling $1,747.9 million and $24.1 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively.

Marketable Securities

Marketable securities held by us consist of equity securities classified as available-for-sale, which are carried at fair value and are included within "Prepaid expenses and other assets." Unrealized gains and losses, net of related income taxes, are included in "Accumulated other comprehensive income." As of September 30, 2011 and December 31, 2010, the fair value of marketable securities was $26.6 million and $0.0 million, respectively. For the three and nine months ended September, 30, 2011, unrealized losses of $8.2 million and $6.3 million, respectively, were recorded in "Accumulated other comprehensive income." Fair values for marketable securities are based on Level 1 inputs consisting of quoted market prices.

Debt

For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities (Level 2 inputs). The aggregate fair value of all debt at September 30, 2011 was $12,630.4 million, compared to its aggregate unpaid principal balance of $12,590.9 million. The aggregate fair value of all debt at December 31, 2010 was $12,063.5 million, compared to its aggregate unpaid principal balance of $11,429.6 million.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Derivative Instruments and Hedging Activities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	Fair Value of Derivative Instruments(1)
	Asset Derivatives(2)		Liability Derivatives(2)
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments under ASC 815:
Gasoline swaps	$—	$3.1	$2.2	$—
Interest rate caps	0.6	7.2	0.6	7.2
Foreign exchange forward contracts	15.5	2.6	4.7	11.1
Interest rate swaps	—	—	0.3	—
Foreign exchange options	0.1	0.1	—	—

Total derivatives not designated as hedging instruments under ASC 815	$16.2	$13.0	$7.8	$18.3

(1)
All fair value measurements were primarily based upon significant observable (Level 2) inputs.

(2)
All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" on our condensed consolidated balance sheets.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)
	Three Months Ended September 30,
	2011	2010	2011	2010
Derivatives in ASC 815 Cash Flow Hedging Relationship:
HVF interest rate swaps	$—	$3.1	$—	$(21.6	)(1)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)
	Nine Months Ended September 30,
	2011	2010	2011	2010
Derivatives in ASC 815 Cash Flow Hedging Relationship:
HVF interest rate swaps	$—	$11.9	$—	$(72.1	)(1)

Note:
As of December 31, 2010, the HVF interest rate swaps and associated debt matured. The location of the effective portion reclassified from "Accumulated other comprehensive income" into income is in "Interest expense" on our consolidated statement of operations. No amount of gain or loss was recognized in income (ineffective portion) during the three and nine months ended September 30, 2011 and 2010.

(1)
Includes the amortization of amounts in "Accumulated other comprehensive income" associated with the de-designation of a previous cash flow hedging relationship.

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized on Derivative	Three Months Ended September 30,
		2011	2010
Derivatives Not Designated as Hedging Instruments under ASC 815:
Gasoline swaps	Direct operating	$(1.9)	$1.7
Interest rate caps	Selling, general and administrative	0.1	(0.2)
Foreign exchange forward contracts	Selling, general and administrative	11.3	(18.5)
Foreign exchange options	Selling, general and administrative	(0.1)	(0.1)

Total		$9.4	$(17.1)

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized on Derivative	Nine Months Ended September 30,
		2011	2010
Derivatives Not Designated as Hedging Instruments under ASC 815:
Gasoline swaps	Direct operating	$1.0	$—
Interest rate caps	Selling, general and administrative	0.1	(2.5)
Foreign exchange forward contracts	Selling, general and administrative	3.4	(19.9)
Foreign exchange options	Selling, general and administrative	(0.1)	(0.2)

Total		$4.4	$(22.6)

In conjunction with the refinanced Series 2009-1 Notes and the Series 2010-2 Notes, HVF purchased an interest rate cap for $6.7 million, with a maximum notional amount equal to the refinanced Series 2009-1 Notes and the Series 2010-2 Notes with a combined maximum principal amount of $2.1 billion, a strike

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

rate of 5% and expected maturity date of March 25, 2013. Additionally, Hertz sold a 5% interest rate cap for $6.2 million, with a matching notional amount and term to the HVF interest rate cap. Also in December 2010, the Australian Securitization was completed and our Australian operating subsidiary purchased an interest rate cap for $0.5 million, with a maximum notional amount equal to the Australian Securitization maximum principal amount of A$250 million, a strike rate of 7% and expected maturity date of December 2012. Additionally, Hertz sold a 7% interest rate cap, for $0.4 million with a matching notional amount and term to the Australian operating subsidiary's interest rate cap. The fair values of all interest rate caps were calculated using a discounted cash flow method and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads). Gains and losses resulting from changes in the fair value of these interest rate caps are included in our results of operations in the periods incurred.

In connection with our acquisition of Donlen, we acquired interest rate swaps with a total notional amount of $30.4 million at September 30, 2011, associated with floating rate debt. These interest rate swaps are used to effectively convert an amount of floating rate debt into fixed rate debt. The fair values of these interest rate swaps were calculated using a discounted cash flow method and applying observable market data (i.e. the 1-month LIBOR yield curve). Gains and losses resulting from changes in the fair value of these interest rate swaps are included in our results of operations in the periods incurred (in Selling, general and administrative).

We purchase unleaded gasoline and diesel fuel at prevailing market rates and maintain a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. We currently have in place swaps to cover a portion of our fuel price exposure through November 2012. We presently hedge a portion of our overall unleaded gasoline and diesel fuel purchases with commodity swaps and have contracts in place that settle on a monthly basis. As of September 30, 2011, our outstanding commodity instruments for unleaded gasoline and diesel fuel totaled approximately 9.3 million gallons and 2.1 million gallons, respectively. The fair value of these commodity instruments was calculated using a discounted cash flow method and applying observable market data (i.e., NYMEX RBOB Gasoline and U.S. Department of Energy surveys, etc.). Gains and losses resulting from changes in the fair value of these commodity instruments are included in our results of operations in the periods incurred.

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of September 30, 2011, were approximately $0.2 million. We limit counterparties to the transactions to financial institutions that have strong credit ratings. As of September 30, 2011 and December 31, 2010, the total notional amount of these foreign exchange options was $5.3 million and $3.5 million, respectively. As of September 30, 2011, these foreign exchange options mature through January 2013. The fair value of the foreign exchange options was calculated using a discounted cash flow method and applying observable market data (i.e. foreign currency exchange rates). Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations. As of September 30, 2011 and December 31, 2010, the total notional amount of these forward contracts was $1,043.0 million and $721.8 million, respectively. As of September 30, 2011 these foreign currency forward contracts mature within four months. The fair value of these foreign currency forward contracts was calculated based on foreign currency forward exchange rates.

On October 1, 2006, we designated our 7.875% Senior Notes due 2014 as an effective net investment hedge of our Euro-denominated net investment in our international operations. As a result of this net investment hedge designation, as of September 30, 2011 and December 31, 2010, losses of $11.0 million (net of tax of $7.8 million) and $6.8 million (net of tax of $5.1 million), respectively, attributable to the translation of our 7.875% Senior Notes due 2014 into the U.S. dollar are recorded in our condensed consolidated balance sheet in "Accumulated other comprehensive income."

Note 14—Related Party Transactions

Relationship with Hertz Investors, Inc. and the Sponsors

Other than as disclosed below, in the nine months ended September 30, 2011, there were no material changes to our relationship with Hertz Investors, Inc. or the Sponsors.

On March 31, 2011, the Sponsors sold 50 million of our common shares to Goldman, Sachs & Co. as the sole underwriter in the registered public offering of those shares. Following this offering, the Sponsors continue to own an aggregate of approximately 160 million shares, or approximately 39% of our outstanding common stock.

Financing Arrangements with Related Parties

Affiliates of BAMLCP (which is one of the Sponsors), including Merrill Lynch & Co., Inc., Bank of America, N.A. and certain of their affiliates (which are stockholders of Hertz Holdings), have provided various investment and commercial banking and financial advisory services to us for which they have received customary fees and commissions. In addition, these parties have acted as agents, lenders, purchasers and/or underwriters to us under our respective financing arrangements, for which they have received customary fees, commissions, expenses and/or other compensation. More specifically, these parties have acted in the following capacities, or similar capacities, with respect to our financing arrangements: lenders and/or agents under the Senior Credit Facilities, the U.S. Fleet Financing Facility and certain of the U.S. Fleet Variable Funding Notes; purchasers and/or underwriters under the Senior Notes and certain of the U.S. Fleet Medium Term Notes; and structuring advisors and/or agents under the U.S. ABS Program.

As of September 30, 2011 and December 31, 2010, approximately $182 million and $255 million, respectively, of our outstanding debt was with related parties.

See Note 7—Debt.

Note 15—Contingencies and Off-Balance Sheet Commitments

Off-Balance Sheet Commitments

As of September 30, 2011 and December 31, 2010, the following guarantees (including indemnification commitments) were issued and outstanding.

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of September 30, 2011 and December 31, 2010, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed consolidated balance sheets in "Accrued liabilities" were $1.8 million and $1.6 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Legal Proceedings

From time to time we are a party to various legal proceedings. We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us and our licensees. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on our balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At September 30, 2011 and December 31, 2010 our liability recorded for public liability and property damage matters was $289.4 million and $278.7 million, respectively. We believe that our analysis was based on the most relevant information available, combined with reasonable assumptions, and that we may prudently rely on this information to determine the estimated liability. We note the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

For a detailed description of certain of our legal proceedings please see Note 11 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

The following recent developments pertaining to legal proceedings described in our Form 10-K are furnished on a supplemental basis:

Following the entry of the Court's June 27, 2011 Order in Janet Sobel et al. v. The Hertz Corporation et al. which formally denied the plaintiffs' motion for final approval of the settlement, the plaintiffs filed a motion for class certification—which we opposed—and discovery has again commenced. A separate action is proceeding against Enterprise, National and Alamo.

The Kansas Supreme Court issued its decision in Critchfield Physical Therapy, Inc. v. Taranto Group, Inc.—another Telephone Consumer Protection Act case—in September of 2011, so the stay that had been pending in Fun Services of Kansas City, Inc. v. Hertz Equipment Rental Corporation has now been lifted and the case will proceed.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions of dollars, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$206.7	$155.3	$129.1	$(20.6)

Denominator:
Weighted average shares used in basic computation	416.6	412.2	415.6	411.6
Add: Stock options, RSUs and PSUs	6.4	7.6	8.0	—
Add: Potential issuance of common stock upon conversion of Convertible Senior Notes	17.9	10.6	23.7	—

Weighted average shares used in diluted computation	440.9	430.4	447.3	411.6

Earnings (loss) per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, basic	$0.50	$0.38	$0.31	$(0.05)
Earnings (loss) per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, diluted	$0.47	$0.36	$0.29	$(0.05)

Diluted earnings (loss) per share computations for the three and nine months ended September 30, 2011 excluded the weighted-average impact of the assumed exercise of approximately 8.9 million shares of stock options, RSUs and PSUs because such impact would be antidilutive. Diluted earnings (loss) per share computations for the three and nine months ended September 30, 2010 excluded the weighted-average impact of the assumed exercise of approximately 9.5 million and 23.6 million shares, respectively, of stock options, RSUs and PSUs because such impact would be antidilutive. Additionally, for the nine months ended September 30, 2010, there was no impact to the diluted earnings (loss) per share computations associated with the Convertible Senior Notes, because such impact would be antidilutive.

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

Some important factors that could affect our actual results include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under "Item 1A—Risk Factors" included in Hertz Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC, on February 25, 2011, or our "Form 10-K," in Part II, "Item 1A—Risk Factors" included in Hertz Holdings' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the SEC, on August 5, 2011, or our "Second Quarter Form 10-Q," and in Part II, "Item 1A—Risk Factors" included in this Form 10-Q, and the following, which were derived in part from the risks set forth in the Form 10-K and the Second Quarter Form 10-Q:

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

  •
  our ability to successfully integrate acquisitions and complete dispositions;

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

On September 1, 2011, Hertz completed the acquisition of Donlen Corporation, or "Donlen," a leading provider of fleet leasing and management services.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Overview of Our Business

We are engaged principally in the business of renting and leasing of cars and equipment.

Our revenues primarily are derived from rental and related charges and consist of:

  •
  Car rental revenues (revenues from all company-operated car rental and fleet leasing operations and management services, including charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and the sale of loss or collision damage waivers, liability insurance coverage and other products);

  •
  Equipment rental revenues (revenues from all company-operated equipment rental operations, including amounts charged to customers for the fueling and delivery of equipment and sale of loss damage waivers, as well as revenues from the sale of new equipment and consumables); and

  •
  Other revenues (primarily relates to fees and certain cost reimbursements from our licensees and revenues from our third-party claim management services).

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

We have revised our consolidated statement of operations as a result of adjustments relating to additional telecommunication charges (direct operating expenses) and depreciation of revenue earning equipment and lease charges. See Note 2 to the Notes to our condensed consolidated financial statements included in this Report.

Car Rental

In the U.S., as of September 30, 2011, the percentage of non-program cars was 70% as compared to 64% as of September 30, 2010. Internationally, as of September 30, 2011, the percentage of non-program cars was 61% as compared to 60% as of September 30, 2010. In the U.S., as of December 31, 2010, the percentage of non-program cars was 72% as compared to 67% as of

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

December 31, 2009. Internationally, as of December 31, 2010, the percentage of non-program cars was 70%, compared to 71% as of December 31, 2009.

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

In the nine months ended September 30, 2011, our vehicle depreciation costs decreased as compared to the prior year period due to improved residual values in the U.S., a continued move towards a greater proportion of non-program vehicles, mix optimization and improved procurement and remarketing efforts. We believe the increase in residual values in the U.S. was partially due to the events in Japan earlier this year which have started to level off as these events have worked their way through the vehicle supply chain.

For the nine months ended September 30, 2011, we experienced an 8.4% increase in transaction days versus the prior period in the United States, while rental rate revenue per transaction day, or "RPD," declined by 4.2%. During the nine months ended September 30, 2011, in our European operations, we experienced a 7.1% improvement in transaction days while RPD declined by 3.3% compared to the nine months ended September 30, 2010.

Our U.S. off-airport operations represented $907.1 million and $816.9 million of our total car rental revenues in the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, we have approximately 2,090 off-airport locations. Our strategy includes selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy also includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.

Equipment Rental

HERC experienced higher rental volumes and pricing worldwide for the nine months ended September 30, 2011 compared to the prior year period as the industry continued its recovery and fleet levels began to align with demand in the industry. Specifically, we continued to see growth in our

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

specialty services such as Pump & Power, Industrial Plant Services and Hertz Entertainment Services capitalizing on the opportunities in these strategic market niches.

HERC locations:

	Total	U.S.	Canada	France	Spain	Italy	China	Saudi Arabia
December 31, 2010	322	210	38	65	4	1	4	—
Net increase (decrease)	(10)	(9)	—	—	(2)	—	—	1
Additions relating to acquisitions	1	1	—	—	—	—	—	—

September 30, 2011	313	202	38	65	2	1	4	1

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

During the third quarter of 2011, we continued to streamline operations and reduce costs by reducing our global workforce by approximately 170 employees.

For the three and nine months ended September 30, 2011, our consolidated statement of operations includes restructuring charges of $1.9 million and $40.4 million, respectively. For the three and nine months ended September 30, 2010, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $14.6 million and $45.5 million, respectively.

Additional efficiency and cost saving initiatives are being developed, however, we presently do not have firm plans or estimates of any related expenses. See Note 12 to the Notes to our condensed consolidated financial statements included in this Report.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Summary

The following table sets forth the percentage of total revenues represented by the various line items in our consolidated statements of operations for the three months ended September 30, 2011 and 2010 (in millions of dollars):

			Percentage of Revenues
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Car rental	$2,062.5	$1,862.6	84.8%	85.2%
Equipment rental	321.6	281.1	13.2	12.9
Other	48.2	42.6	2.0	1.9

Total revenues	2,432.3	2,186.3	100.0	100.0

Expenses:
Direct operating	1,247.6	1,159.6	51.2	53.0
Depreciation of revenue earning equipment and lease charges	523.3	501.0	21.5	22.9
Selling, general and administrative	197.6	168.7	8.1	7.7
Interest expense	169.3	202.2	7.0	9.3
Interest income	(1.2)	(1.3)	—	—

Total expenses	2,136.6	2,030.2	87.8	92.9

Income before income taxes	295.7	156.1	12.2	7.1
(Provision) benefit for taxes on income	(83.2)	3.9	(3.4)	0.2

Net income	212.5	160.0	8.8	7.3
Less: Net income attributable to noncontrolling interest	(5.8)	(4.7)	(0.3)	(0.2)

Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$206.7	$155.3	8.5%	7.1%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of September 30, 2011 and 2010:

	Three Months Ended or as of September 30,
	2011	2010
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	7,401	6,969
Domestic (Hertz)	5,368	5,016
International (Hertz)	2,033	1,953
Worldwide transaction days (in thousands)(a)	40,240	36,441
Domestic (Hertz)	26,452	23,637
International (Hertz)	13,788	12,804
Worldwide rental rate revenue per transaction day(b)	$42.50	$44.85
Domestic (Hertz)	$41.44	$44.21
International (Hertz)	$44.52	$46.03
Worldwide average number of company-operated cars during the period	667,800	487,100
Domestic (Hertz)	352,700	312,400
International (Hertz)	186,000	174,700
Donlen	129,100	N/A
Adjusted pre-tax income (in millions of dollars)(c)	$375.3	$307.1
Worldwide revenue earning equipment, net (in millions of dollars)	$9,859.4	$8,103.7
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$292.3	$259.9
Same store revenue growth (decline), including growth initiatives(e)	11.3%	2.6%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,830.3	$2,691.9
Adjusted pre-tax income (in millions of dollars)(c)	$55.9	$33.7
Revenue earning equipment, net (in millions of dollars)	$1,779.1	$1,681.4

(a)
Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units in the U.S. and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The optional insurance products are packaged within certain negotiated corporate, government and membership programs and within certain retail rates being charged. Based upon these existing programs and rate packages, management believes that these optional insurance products should be consistently included in the daily pricing of car rental transactions. On the other hand, non-rental rate revenue items such as refueling and concession pass-through expense items are driven by factors beyond the control of management (i.e. the price of fuel and the concession fees charged by airports). Additionally, NeverLost units are an optional revenue product which management does not consider to be part of their daily pricing of car rental transactions. The following table reconciles our car rental

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

  segment revenues to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2010 foreign exchange rates) for the three months ended September 30, 2011 and 2010 (in millions of dollars, except as noted):

	Three Months Ended September 30,
	2011	2010
Car rental segment revenues	$2,109.1	$1,903.5
Non-rental rate revenue	(354.1)	(291.1)
Foreign currency adjustment	(44.9)	22.0

Rental rate revenue	$1,710.1	$1,634.4

Transaction days (in thousands)	40,240	36,441
Rental rate revenue per transaction day (in whole dollars)	$42.50	$44.85
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

	Three Months Ended September 30,
	2011	2010
Adjusted pre-tax income:
Car rental	$375.3	$307.1
Equipment rental	55.9	33.7

Total reportable segments	431.2	340.8
Adjustments:
Other reconciling items(1)	(84.3)	(89.4)
Purchase accounting(2)	(19.1)	(23.8)
Non-cash debt charges(3)	(21.0)	(46.4)
Restructuring charges	(1.9)	(14.6)
Restructuring related charges(4)	(3.2)	(0.6)
Derivative gains (losses)(5)	0.1	(0.2)
Acquisition related costs	(4.6)	(9.7)
Management transition costs	(1.5)	—

Income before income taxes	$295.7	$156.1

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

  (3)
  Represents non-cash debt charges relating to the amortization and write-off of deferred debt financing costs and debt discounts. For the three months ended September 30, 2010, also includes $18.0 million associated with the amortization of amounts pertaining to the de-designation of the Hertz Vehicle Financing LLC, or "HVF," interest rate swaps as effective hedging instruments.

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
(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental segment revenues to our equipment rental and rental related revenue (based on December 31, 2010 foreign exchange rates) for the three months ended September 30, 2011 and 2010 (in millions of dollars):

	Three Months Ended September 30,
	2011	2010
Equipment rental segment revenues	$321.7	$281.2
Equipment sales and other revenue	(26.0)	(24.1)
Foreign currency adjustment	(3.4)	2.8

Rental and rental related revenue	$292.3	$259.9

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

REVENUES

	Three Months Ended September 30,
(in millions of dollars)	2011	2010	$ Change	% Change
Revenues by Segment
Car rental	$2,109.1	$1,903.5	$205.6	10.8%
Equipment rental	321.7	281.2	40.5	14.4%
Other reconciling items	1.5	1.6	(0.1)	(6.3)%

Total revenues	$2,432.3	$2,186.3	$246.0	11.3%

Car Rental Segment

Revenues from our car rental segment increased 10.8%, primarily as a result of increases in car rental transaction days worldwide of 10.4%, refueling fees of $12.2 million and airport concession recovery fees of $10.1 million, as well as the effects of foreign currency translation of approximately $109.8 million. The three months ended September 30, 2011 also includes $35.1 million of revenues related to Donlen. These increases were partly offset by a decrease in worldwide RPD.

RPD for worldwide car rental for the three months ended September 30, 2011 decreased 5.2% from 2010, due to decreases in U.S. and International RPD of 6.3% and 3.3%, respectively. U.S. off-airport RPD decreased by 4.3% and U.S. airport RPD decreased 6.8%. A mix shift to longer life, lower RPD

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

rentals (including increased growth of off-airport and the Advantage brand); as well as a difficult year-over-year RPD comparison to last year, reduced U.S. RPD. International RPD decreased due to a decrease in Europe's airport RPD which was due to the competitive pricing environment and a mix shift of increased growth of the Advantage brand.

Equipment Rental Segment

Revenues from our equipment rental segment increased 14.4%, primarily due to increases of 9.9% and 3.4% in equipment rental volumes and pricing, respectively, as well as the effects of foreign currency translation of approximately $7.0 million. The increase in volume was primarily due to strong industrial performance.

Other

Revenues from all other sources decreased $0.1 million, primarily due to a decrease in revenues from our third-party claim management services.

EXPENSES

	Three Months Ended September 30,
(in millions of dollars)	2011	2010	$ Change	% Change
Expenses:
Fleet related expenses	$318.5	$284.3	$34.2	12.0%
Personnel related expenses	378.4	353.0	25.4	7.2%
Other direct operating expenses	550.7	522.3	28.4	5.4%

Direct operating	1,247.6	1,159.6	88.0	7.6%
Depreciation of revenue earning equipment and lease charges	523.3	501.0	22.3	4.4%
Selling, general and administrative	197.6	168.7	28.9	17.1%
Interest expense	169.3	202.2	(32.9)	(16.2)%
Interest income	(1.2)	(1.3)	0.1	(11.9)%

Total expenses	$2,136.6	$2,030.2	$106.4	5.2%

Total expenses increased 5.2%, but total expenses as a percentage of revenues decreased from 92.9% for the three months ended September 30, 2010 to 87.8% for the three months ended September 30, 2011.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Direct Operating Expenses

Car Rental Segment

Direct operating expenses for our car rental segment of $1,071.8 million for the three months ended September 30, 2011 increased 8.4% from $988.6 million for the three months ended September 30, 2010 as a result of increases in other direct operating expenses, fleet related expenses and personnel related expenses

  Other direct operating expenses for our car rental segment was $490.6 million for the three months ended September 30, 2011, an increase of 6.5%, from the three months ended September 30, 2010. The increase was primarily related to increases in field systems of $5.8 million, third-party claim management expenses of $3.9 million, customer service costs of $3.2 million, concession fees of $3.1 million and charge card fees of $1.9 million, as well as the effects of foreign currency translation of approximately $17.3 million. These increases were primarily a result of improved worldwide rental volume demand.

  Fleet related expenses for our car rental segment was $267.8 million for the three months ended September 30, 2011, an increase of 13.3%, from the three months ended September 30, 2010. The increase was primarily related to worldwide rental volume demand which resulted in increases in gasoline costs of $18.6 million and self insurance expenses of $2.5 million, as well as the effects of foreign currency translation of approximately $13.2 million. The increase in gasoline costs also related to higher gasoline prices. These increases were partly offset by a decrease of $4.0 million in vehicle damage costs.

  Personnel related expenses for our car rental segment was $313.4 million for the three months ended September 30, 2011, an increase of 7.5%, from the three months ended September 30, 2010. The increase was primarily related to the effects of foreign currency translation of approximately $9.8 million, as well as increases in salaries and outside services, including transporter wages associated with improved volume and additional U.S. off-airport locations in 2011.

Equipment Rental Segment

Direct operating expenses for our equipment rental segment of $175.4 million for the three months ended September 30, 2011 increased 2.0% from $172.0 million for the three months ended September 30, 2010 as a result of increases in personnel related expenses and fleet related expenses, partly offset by a decrease in other direct operating expenses.

  Personnel related expenses for our equipment rental segment of $56.0 million for the three months ended September 30, 2011 increased $4.7 million, or 9.1%, from the three months ended September 30, 2010. The increase was related to wages and benefits of $2.3 million and incentives of $1.3 million primarily related to improved results, as well as the effects of foreign currency translation of approximately $1.1 million.

  Fleet related expenses for our equipment rental segment of $50.7 million for the three months ended September 30, 2011 increased $2.7 million, or 5.7% from the three months ended September 30, 2010. The increase was primarily related to continued aging of the fleet which resulted in an increase in maintenance costs of $1.7 million, as well as the effects of foreign currency translation of approximately $0.8 million.

  Other direct operating expenses for our equipment rental segment of $68.7 million for the three months ended September 30, 2011 decreased $4.0 million, or 5.5% from the three months ended

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

  September 30, 2010. The decrease was primarily related to a decrease in restructuring charges of $11.4 million, partly offset by increases in credit and collection expenses of $1.3 million, legal expenses of $0.8 million, facilities of $0.8 million and field systems and administrative expenses of $0.8 million, as well as the effects of foreign currency translation of approximately $1.6 million.

Depreciation of Revenue Earning Equipment and Lease Charges

Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our car rental segment of $461.3 million for the three months ended September 30, 2011 increased 6.6% from $432.7 million for the three months ended September 30, 2010. The increase was primarily due to the effects of foreign currency translation of approximately $45.0 million and a 10.6% increase in the size of our average fleet, partly offset by an improvement in certain vehicle residual values and a higher mix of non-program cars.

Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our equipment rental segment of $62.0 million for the three months ended September 30, 2011 decreased 9.2% from $68.3 million for the three months ended September 30, 2010. The decrease was primarily due to higher residual values on the disposal of used equipment, partly offset by a 5.1% increase in the average acquisition cost of rental equipment operated during the period and the effects of foreign currency translation of approximately $1.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $28.9 million or 17.1% from the prior year period, due to increases in administrative expenses, advertising expenses and sales promotion expenses.

  Administrative expenses increased $15.7 million, or 15.6%, primarily due to the effects of foreign currency translation of approximately $11.0 million, as well as increases in salaries and related expenses of $2.7 million and consultant fees of $1.6 million. These increases were partly offset by decreases in legal expenses of $2.1 million and restructuring and restructuring related charges of $1.4 million.

  Advertising expenses increased $9.2 million, or 25.1%, primarily due to increased media and production related to the new campaign ("Gas and Brake"), as well as the effects of foreign currency translation of approximately $2.3 million.

  Sales promotion expenses increased $4.0 million, or 12.5%, primarily related to increases in sales salaries and commissions due to improved results, as well as the effects of foreign currency translation of approximately $1.1 million.

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $91.2 million for the three months ended September 30, 2011 decreased 19.8% from $113.7 million for the three months ended September 30, 2010. The decrease was primarily due to a decrease in interest rates, partly offset by an increase in the weighted average debt outstanding as result of an increased fleet size.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Equipment Rental Segment

Interest expense for our equipment rental segment of $10.7 million for the three months ended September 30, 2011 increased 17.6% from $9.1 million for the three months ended September 30, 2010. The increase was primarily due to an increase in Senior Term Facility and Senior ABL Facility interest rates in 2011 and an increase in weighted average debt outstanding as a result of an increased fleet size.

Other

Other interest expense relating to interest on corporate debt of $67.4 million for the three months ended September 30, 2011 decreased 15.1% from $79.4 million for the three months ended September 30, 2010. The decrease was primarily due to lower interest rates in 2011.

Interest Income

Interest income decreased $0.1 million from the prior year period.

ADJUSTED PRE-TAX INCOME (LOSS)

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $375.3 million increased 22.2% from $307.1 million for the three months ended September 30, 2010. The increase was primarily due to stronger volumes, improved residual values and disciplined cost management, partly offset by decreased pricing. Adjustments to our car rental segment income before income taxes for the three months ended September 30, 2011 totaled $23.3 million (which consists of non-cash debt charges of $11.1 million, purchase accounting of $8.0 million and restructuring and related charges of $4.3 million, partly offset by a gain on derivatives of $0.1 million). Adjustments to our car rental segment income before income taxes for the three months ended September 30, 2010 totaled $48.1 million (which consists of non-cash debt charges of $34.4 million, purchase accounting of $9.1 million and restructuring and restructuring related charges of $4.6 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $55.9 million increased 65.9% from $33.7 million for the three months ended September 30, 2010. The increase was primarily due to stronger volumes and pricing, strong cost management performance and higher residual values on the disposal of used equipment. Adjustments to our equipment rental segment income before income taxes for the three months ended September 30, 2011 totaled $10.7 million (which consists of purchase accounting of $10.2 million and non-cash debt charges of $0.6 million, partly offset by a reversal of restructuring and related charges of $0.1 million). Adjustments to our equipment rental income before income taxes for the three months ended September 30, 2010 totaled $26.1 million (which consists of purchase accounting of $13.9 million, restructuring charges of $10.6 million and non-cash debt charges of $1.6 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

(PROVISION) BENEFIT FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST AND NET INCOME ATTRIBUTABLE TO HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES' COMMON STOCKHOLDERS

	Three Months Ended September 30,
(in millions of dollars)	2011	2010	$ Change	% Change
Income before income taxes	$295.7	$156.1	$139.6	89.4%
(Provision) benefit for taxes on income	(83.2)	3.9	(87.1)	N/M

Net income	212.5	160.0	52.5	32.8%
Less: Net income attributable to noncontrolling interest	(5.8)	(4.7)	(1.1)	23.7%

Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$206.7	$155.3	$51.4	33.1%

(Provision) Benefit for Taxes on Income

The effective tax rate for the three months ended September 30, 2011 was 28.1% as compared to (2.5)% in the three months ended September 30, 2010. The provision for taxes on income increased $87.1 million, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest increased $1.1 million due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Net Income Attributable to Hertz Global Holdings, Inc. and Subsidiaries' Common Stockholders

The net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders increased 33.1% primarily due to higher rental volumes in our worldwide car and equipment rental operations, improved residual values on the disposal of certain vehicles and used equipment, disciplined cost management and increased pricing in our equipment rental operations, partly offset by lower pricing in our worldwide car rental operations. The impact of changes in exchange rates on net income was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Summary

The following table sets forth the percentage of total revenues represented by the various line items in our consolidated statements of operations for the nine months ended September 30, 2011 and 2010 (in millions of dollars):

			Percentage of Revenues
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Car rental	$5,272.6	$4,842.2	83.9%	84.5%
Equipment rental	891.3	783.8	14.2	13.7
Other	120.7	100.8	1.9	1.8

Total revenues	6,284.6	5,726.8	100.0	100.0

Expenses:
Direct operating	3,508.6	3,248.4	55.8	56.7
Depreciation of revenue earning equipment and lease charges	1,379.0	1,416.9	21.9	24.8
Selling, general and administrative	575.4	508.4	9.2	8.9
Interest expense	532.1	572.1	8.5	10.0
Interest income	(4.7)	(10.4)	(0.1)	(0.2)
Other (income) expense, net	62.7	—	1.0	—

Total expenses	6,053.1	5,735.4	96.3	100.2

Income (loss) before income taxes	231.5	(8.6)	3.7	(0.2)
Provision for taxes on income	(87.9)	0.9	(1.4)	—

Net income (loss)	143.6	(7.7)	2.3	(0.2)
Less: Net income attributable to noncontrolling interest	(14.5)	(12.9)	(0.2)	(0.2)

Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$129.1	$(20.6)	2.1%	(0.4)%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the nine months ended or as of September 30, 2011 and 2010:

	Nine Months Ended or as of September 30,
	2011	2010
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	20,575	19,647
Domestic (Hertz)	15,102	14,434
International (Hertz)	5,473	5,213
Worldwide transaction days (in thousands)(a)	104,715	96,751
Domestic (Hertz)	71,162	65,638
International (Hertz)	33,553	31,113
Worldwide rental rate revenue per transaction day(a)(b)	$41.98	$43.55
Domestic (Hertz)	$40.70	$42.47
International (Hertz)	$44.70	$45.83
Worldwide average number of company-operated cars during the period	613,700	451,100
Domestic (Hertz)	325,500	302,000
International (Hertz)	159,100	149,100
Donlen	129,100	N/A
Adjusted pre-tax income (in millions of dollars)(a)(c)	$678.8	$509.9
Worldwide revenue earning equipment, net (in millions of dollars)	$9,859.4	$8,103.7
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(a)(d)	$803.2	$715.1
Same store revenue growth (decline), including growth initiatives(a)	10.1%	(6.9)%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,791.7	$2,728.5
Adjusted pre-tax income (in millions of dollars)(a)(c)	$99.5	$43.0
Revenue earning equipment, net (in millions of dollars)	$1,779.1	$1,681.4

(a)
For further details relating to car rental transaction days, car rental rate revenue per transaction day, adjusted pre-tax income, equipment rental and rental related revenue and equipment rental same store revenue growth (decline) including growth initiatives, see "Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010—Summary."

(b)
The following table reconciles our car rental segment revenues to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2010 foreign exchange rates) for the nine months ended September 30, 2011 and 2010 (in millions of dollars, except as noted):

	Nine Months Ended September 30,
	2011	2010
Car rental segment revenues	$5,388.3	$4,938.2
Non-rental rate revenue	(894.5)	(777.0)
Foreign currency adjustment	(97.6)	52.5

Rental rate revenue	$4,396.2	$4,213.7

Transaction days (in thousands)	104,715	96,751
Rental rate revenue per transaction day (in whole dollars)	$41.98	$43.55

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

(c)
The contribution of our reportable segments to adjusted pre-tax income and reconciliation to consolidated amounts are presented below (in millions of dollars):

	Nine Months Ended September 30,
	2011	2010
Adjusted pre-tax income:
Car rental	$678.8	$509.9
Equipment rental	99.5	43.0

Total reportable segments	778.3	552.9
Adjustments:
Other reconciling items(1)	(263.0)	(275.6)
Purchase accounting(2)	(62.2)	(68.4)
Non-cash debt charges(3)	(108.0)	(144.9)
Restructuring charges	(40.4)	(45.5)
Restructuring related charges(4)	(6.4)	(7.9)
Derivative gains (losses)(5)	0.1	(2.5)
Acquisition related costs	(13.6)	(16.7)
Management transition costs	(4.0)	—
Pension adjustment(6)	13.1	—
Premiums paid on debt(7)	(62.4)	—

Income (loss) before income taxes	$231.5	$(8.6)

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

  (3)
  Represents non-cash debt charges relating to the amortization and write-off of deferred debt financing costs and debt discounts. For the nine months ended September 30, 2010, also includes $56.9 million associated with the amortization of amounts pertaining to the de-designation of the HVF interest rate swaps as effective hedging instruments.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

(d)
The following table reconciles our equipment rental segment revenues to our equipment rental and rental related revenue (based on December 31, 2010 foreign exchange rates) for the nine months ended September 30, 2011 and 2010 (in millions of dollars):

	Nine Months Ended September 30,
	2011	2010
Equipment rental segment revenues	$891.6	$784.1
Equipment sales and other revenue	(78.8)	(75.0)
Foreign currency adjustment	(9.6)	6.0

Rental and rental related revenue	$803.2	$715.1

REVENUES

	Nine Months Ended September 30,
(in millions of dollars)	2011	2010	$ Change	% Change
Revenues by Segment
Car rental	$5,388.3	$4,938.2	$450.1	9.1%
Equipment rental	891.6	784.1	107.5	13.7%
Other reconciling items	4.7	4.5	0.2	4.4%

Total revenues	$6,284.6	$5,726.8	$557.8	9.7%

Car Rental Segment

Revenues from our car rental segment increased 9.1%, primarily as a result of increases in car rental transaction days worldwide of 8.2%, refueling fees of $35.7 million and airport concession recovery fees of $28.1 million, as well as the effects of foreign currency translation of approximately $201.5 million. The nine months ended September 30, 2011 also includes $35.1 million of revenues related to Donlen. These increases were partly offset by a decrease in worldwide RPD.

RPD for worldwide car rental for the nine months ended September 30, 2011 decreased 3.6% from 2010, due to decreases in U.S. and International RPD of 4.2% and 2.5%, respectively. U.S. off-airport RPD declined by 2.1% and U.S. airport RPD decreased 4.6%. A mix shift to longer life, lower RPD rentals (including increased growth of off-airport and the Advantage brand); the competitive environment in the first half of the year, as well as a difficult year-over-year RPD comparison to last year in the latest quarter, reduced U.S. RPD. International RPD decreased primarily due to a decrease in Europe's airport RPD which was due to the competitive pricing environment.

Equipment Rental Segment

Revenues from our equipment rental segment increased 13.7%, primarily due to increases of 11.7% and 2.0% in equipment rental volumes and pricing, respectively, as well as the effects of foreign currency translation of approximately $18.0 million. The increase in volume was primarily due to strong industrial performance.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Other

Revenues from all other sources increased $0.2 million, primarily due to an increase in revenues from our third-party claim management services.

EXPENSES

	Nine Months Ended September 30,
(in millions of dollars)	2011	2010	$ Change	% Change
Expenses:
Fleet related expenses	$855.4	$762.1	$93.3	12.2%
Personnel related expenses	1,117.9	1,056.4	61.5	5.8%
Other direct operating expenses	1,535.3	1,429.9	105.4	7.4%

Direct operating	3,508.6	3,248.4	260.2	8.0%
Depreciation of revenue earning equipment and lease charges	1,379.0	1,416.9	(37.9)	(2.7)%
Selling, general and administrative	575.4	508.4	67.0	13.2%
Interest expense	532.1	572.1	(40.0)	(7.0)%
Interest income	(4.7)	(10.4)	5.7	(55.7)%
Other (income) expense, net	62.7	—	62.7	N/M

Total expenses	$6,053.1	$5,735.4	$317.7	5.5%

Total expenses increased 5.5%, but total expenses as a percentage of revenues decreased from 100.2% for the nine months ended September 30, 2010 to 96.3% for the nine months ended September 30, 2011.

Direct Operating Expenses

Car Rental Segment

Direct operating expenses for our car rental segment of $2,953.5 million for the nine months ended September 30, 2011 increased $215.8 million, or 7.9%, from the nine months ended September 30, 2010 as a result of increases in other direct operating expenses, fleet related expenses and personnel related expenses.

  Other direct operating expenses for our car rental segment was $1,324.1 million for the nine months ended September 30, 2011, an increase of 7.0% from the nine months ended September 30, 2010. The increase was primarily related to increases in field administrative expenses of $17.9 million, concession fees of $12.2 million, third-party claim management expenses of $10.7 million, customer service costs of $9.8 million, charge card fees of $4.9 million and reservation costs of $2.8 million, as well as the effects of foreign currency translation of approximately $38.7 million. The increases were primarily a result of improved worldwide rental volume demand. The increase in field administrative expenses also related to a reimbursement received from a manufacturer in the nine months ended September 30, 2010. The increases in other direct operating expenses were partly offset by a decrease in restructuring and restructuring related charges of $7.3 million.

  Fleet related expenses for our car rental segment was $709.4 million for the nine months ended September 30, 2011, an increase of 12.7% from the nine months ended September 30, 2010. The

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

  increase was primarily related to worldwide rental volume demand which resulted in increases in gasoline costs of $41.4 million, vehicle license taxes of $6.0 million, self insurance expenses of $4.9 million and vehicle registration fees of $4.1 million, as well as the effects of foreign currency translation of approximately $31.2 million. The increase in gasoline costs also related to higher gasoline prices. These increases were partly offset by a decrease in vehicle damage costs of $9.3 million.

  Personnel related expenses for our car rental segment was $920.0 million for the nine months ended September 30, 2011, an increase of 5.7%, from the nine months ended September 30, 2010. The increase was related to increases in salaries and related expenses of $21.1 million, outside services, including transporter wages of $14.1 million and incentive compensation costs of $1.7 million, as well as the effects of foreign currency translation of approximately $23.1 million, partly offset by a decrease in benefits of $10.6 million. The expense increases were primarily related to improved results, as well as additional U.S. off-airport and Advantage locations in 2011. The decrease in benefits primarily related to the U.K. pension plan curtailment gain.

Equipment Rental Segment

Direct operating expenses for our equipment rental segment of $554.9 million for the nine months ended September 30, 2011 increased 8.9% from $509.6 million for the nine months ended September 30, 2010 as a result of increases in other direct operating expenses, fleet related expenses and personnel related expenses.

  Other direct operating expenses for our equipment rental segment of $239.9 million for the nine months ended September 30, 2011 increased $18.6 million, or 8.4% from the nine months ended September 30, 2010. The increase was primarily related to increases in legal expenses of $3.1 million, re-rent expense of $2.7 million, amortization expense of $1.9 million, restructuring and restructuring related charges of $1.2 million and credit and collections expense of $1.1 million, as well as the effects of foreign currency translation of approximately $4.8 million. The increase in re-rent expense primarily related to improved worldwide rental volume demand.

  Fleet related expenses for our equipment rental segment of $146.0 million for the nine months ended September 30, 2011 increased $13.4 million, or 10.1% from the nine months ended September 30, 2010. The increase was primarily related to continued aging of the fleet which resulted in an increase in maintenance costs of $9.3 million and increased worldwide rental volume resulting in increased freight and delivery costs of $5.8 million, as well as the effects of foreign currency translation of approximately $2.5 million. These increases were partly offset by a decrease in insurance and licenses of $2.4 million.

  Personnel related expenses for our equipment rental segment of $169.0 million for the nine months ended September 30, 2011 increased $13.3 million, or 8.5% from the nine months ended September 30, 2010. The increase was related to increases in wages and benefits of $8.1 million and incentives of $2.0 million primarily related to improved results, as well as the effects of foreign currency translation of approximately $3.1 million.

Depreciation of Revenue Earning Equipment and Lease Charges

Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our car rental segment of $1,185.3 million for the nine months ended September 30, 2011 decreased 2.1% from $1,210.7 million

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

for the nine months ended September 30, 2010. The decrease was primarily due to an improvement in certain vehicle residual values and a higher mix of non-program cars, partly offset by the effects of foreign currency translation of approximately $65.2 million.

Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our equipment rental segment of $193.7 million for the nine months ended September 30, 2011 decreased 6.1% from $206.2 million for the nine months ended September 30, 2010. The decrease was primarily due to higher residual values on the disposal of used equipment, partly offset by a 2.3% increase in the average acquisition cost of rental equipment operated during the period, as well as the effects of foreign currency translation of approximately $3.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 13.2%, due to increases in administrative expenses, sales promotion expenses and advertising expenses.

  Administrative expenses increased $40.4 million, or 13.1%, primarily due to increases in salaries and related expenses of $16.7 million and consulting expenses of $6.0 million, as well as the effects of foreign currency translation of approximately $19.2 million.

  Sales promotion expenses increased $13.4 million, or 14.0%, primarily related to increases in sales salaries and commissions due to improved results, as well as the effects of foreign currency translation of approximately $2.8 million.

  Advertising expenses increased $13.2 million, or 12.5%, primarily due to increased media and production related to the new campaign ("Gas and Brake"), as well as the effects of foreign currency translation of approximately $4.8 million.

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $245.7 million for the nine months ended September 30, 2011 decreased 18.5% from $301.4 million for the nine months ended September 30, 2010. The decrease was primarily due to lower interest rates in 2011.

Equipment Rental Segment

Interest expense for our equipment rental segment of $34.1 million for the nine months ended September 30, 2011 increased 15.2% from $29.6 million for the nine months ended September 30, 2010. The increase was primarily due to a portion of the write-off of the unamortized debt costs in connection with the refinancing of our Senior ABL Facility which was allocated to our equipment rental segment in 2011.

Other

Other interest expense relating to interest on corporate debt of $252.3 million for the nine months ended September 30, 2011 increased 4.6% from $241.1 million for the nine months ended September 30, 2010. The increase was primarily due to the write-off of unamortized debt costs in connection with the refinancing of our Senior Term Facility and Senior ABL Facility, financing costs incurred in connection

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

with the new Senior Term Facility and the write-off of unamortized debt costs in connection with the redemption of our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes in 2011.

Interest Income

Interest income decreased $5.7 million primarily due to a value added tax reclaim received in the nine months ended September 30, 2010.

Other (Income) Expense, Net

Other (income) expense, net increased $62.7 million primarily due to premiums paid in connection with the redemption of our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes during 2011.

ADJUSTED PRE-TAX INCOME (LOSS)

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $678.8 million increased 33.1% million from $509.9 million for the nine months ended September 30, 2010. The increase was primarily due to stronger volumes, improved residual values and disciplined cost management, partly offset by decreased pricing. Adjustments to our car rental segment income before income taxes for the nine months ended September 30, 2011 totaled $53.7 million (which consists of non-cash debt charges of $31.9 million, purchase accounting of $24.6 million, restructuring and restructuring related charges of $9.7 million, pension adjustment of $(13.1) million and loss on derivatives of $0.6 million). Adjustments to our car rental segment income before income taxes for the nine months ended September 30, 2010 totaled $157.5 million (which consists of non-cash debt charges of $107.8 million, purchase accounting of $28.6 million and restructuring and restructuring related charges of $21.1 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $99.5 million increased $56.5 million from $43.0 million for the nine months ended September 30, 2010. The increase was primarily due to stronger volumes and pricing, strong cost management performance and higher residual values on the disposal of used equipment. Adjustments to our equipment rental segment income before income taxes for the nine months ended September 30, 2011 totaled $75.3 million (which consists of restructuring and restructuring related charges of $35.8 million, purchase accounting of $35.0 million and non-cash debt charges of $4.5 million). Adjustments to our equipment rental loss before income taxes for the nine months ended September 30, 2010 totaled $74.6 million (which consists of purchase accounting of $37.4 million, restructuring and restructuring related charges of $31.5 million and non-cash debt charges of $5.7 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

(PROVISION) BENEFIT FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST AND NET INCOME (LOSS) ATTRIBUTABLE TO HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES' COMMON STOCKHOLDERS

	Nine Months Ended September 30,
				% Change
(in millions of dollars)	2011	2010	$ Change
Income (loss) before income taxes	$231.5	$(8.6)	$240.1	N/M
(Provision) benefit for taxes on income	(87.9)	0.9	(88.8)	N/M

Net income (loss)	143.6	(7.7)	151.3	N/M
Less: Net income attributable to noncontrolling interest	(14.5)	(12.9)	(1.6)	12.5%

Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$129.1	$(20.6)	$149.7	N/M

(Provision) Benefit for Taxes on Income

The effective tax rate for the nine months ended September 30, 2011 was 37.9% as compared to 10.8% in the nine months ended September 30, 2010. The provision for taxes on income increased $88.8 million, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest increased $1.6 million due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Net Income (Loss) Attributable to Hertz Global Holdings, Inc. and Subsidiaries' Common Stockholders

The net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders increased $149.7 million primarily due to higher rental volumes in our worldwide car and equipment rental operations, improved residual values on the disposal of certain vehicles and used equipment, disciplined cost management and increased pricing in our equipment rental operations, partly offset by lower pricing in our worldwide car rental operations, costs incurred in connection with the refinancing of our Senior Term Facility and Senior ABL Facility and the write-off of unamortized debt costs and premiums paid in connection with the redemption of our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes during 2011. The impact of changes in exchange rates on net income was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Our domestic and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States and internationally.

Cash Flows

As of September 30, 2011, we had cash and cash equivalents of $385.8 million, a decrease of $1,988.4 million from $2,374.2 million as of December 31, 2010. The following table summarizes such decrease:

	Nine Months Ended September 30,
(in millions of dollars)	2011	2010	$ Change
Cash provided by (used in):
Operating activities	$1,648.5	$1,729.5	$(81.0)
Investing activities	(3,465.0)	(2,462.4)	(1,002.6)
Financing activities	(185.9)	1,264.9	(1,450.8)
Effect of exchange rate changes	14.0	(34.3)	48.3

Net change in cash and cash equivalents	$(1,988.4)	$497.7	$(2,486.1)

During the nine months ended September 30, 2011, we generated $81.0 million less cash from operating activities compared with the same period in 2010. The decrease was primarily due to the timing of our vendor payments as a result of improvements in the operating performance of our business, equipment rental customer receivables and VAT receivables. The decrease was also due to premiums paid to redeem debt in 2011 and timing of interest payments.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. During the nine months ended September 30, 2011, we used $1,002.6 million more cash for investing activities compared with the same period in 2010. The increase in the use of funds was primarily due to increases in revenue earning equipment and property and equipment expenditures, a decrease in proceeds from disposal of revenue earning equipment and the Donlen acquisition, partly offset by a decrease in the year-over-year change in restricted cash and cash equivalents. The decrease in proceeds from the disposal of revenue earning equipment in our car rental operations was primarily related to the higher mix of less expensive non-program cars sold, partly offset by an increase in proceeds from the disposal of revenue earning equipment in our equipment rental operations primarily related to strategically refreshing the age of our fleet. The increase in revenue earning equipment expenditures was primarily due to higher car and equipment rental volumes. As of September 30, 2011 and December 31, 2010, we had $332.8 million and $207.6 million, respectively, of restricted cash and cash equivalents to be used for the purchase of revenue earning vehicles and other specified uses under our fleet financing facilities, our Like Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. The increase in restricted cash and cash equivalents of $125.2 million from December 31, 2010 to September 30, 2011, primarily related to the timing of purchases and sales of revenue earning vehicles.

During the nine months ended September 30, 2011, we used $1,450.8 million more cash for financing activities compared with the same period in 2010. The increase was primarily due to payment of long-term debt (includes redemption of $518.5 million principal amount of 10.5% Senior Subordinated Notes, redemption of $1,585 million principal amount of our outstanding 8.875% Senior Notes and a

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

payment of $1.3 billion for the 2005 Senior Term Facility), a decrease in proceeds under the revolving lines of credit, net and payments of short-term borrowings, partly offset by an increase in proceeds from the issuance of long-term debt (includes $1.4 billion Senior Term Facility issued March 2011 and $1 billion of 6.75% Senior Notes issued in February and March 2011).

Capital Expenditures

The tables below set forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds on a cash basis consistent with our consolidated statements of cash flows, by quarter for 2011 and 2010 (in millions of dollars).

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2011
First Quarter	$1,963.8	$(1,690.2)	$273.6	$56.8	$(14.5)	$42.3
Second Quarter	3,503.0	(1,798.7)	1,704.3	68.6	(13.9)	54.7
Third Quarter	2,397.8	(1,443.5)	954.3	76.9	(19.7)	57.2

	7,864.6	(4,932.4)	2,932.2	202.3	(48.1)	154.2

2010
First Quarter	$2,214.5	$(1,606.4)	$608.1	$51.3	$(6.7)	$44.6
Second Quarter	3,102.8	(1,836.8)	1,266.0	40.7	(8.5)	32.2
Third Quarter	1,796.4	(1,702.8)	93.6	42.3	(10.3)	32.0

	$7,113.7	$(5,146.0)	$1,967.7	$134.3	$(25.5)	$108.8

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Revenue earning equipment expenditures
Car rental	$7,452.1	$7,009.6	$442.5	6.3%
Equipment rental	412.5	104.1	308.4	296.2%

Total	$7,864.6	$7,113.7	$750.9	10.6%

The increase in our car rental operations revenue earning equipment expenditures was primarily due to higher rental volumes during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase in our equipment rental operations revenue earning equipment expenditures was primarily due to a continued improvement in economic conditions as well

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

as efforts to reduce the age of our fleet during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Property and equipment expenditures
Car rental	$169.2	$116.9	$52.3	44.7%
Equipment rental	19.7	9.7	10.0	103.2%
Other	13.4	7.7	5.7	75.2%

Total	$202.3	$134.3	$68.0	50.6%

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

As of September 30, 2011, we had $12,506.3 million of total indebtedness outstanding. Cash paid for interest during the nine months ended September 30, 2011, was $488.0 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of September 30, 2011 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet debt. For a description of these amounts, see Note 7 to the Notes to our condensed consolidated financial statements included in this Report as well as "Borrowing Capacity and Availability," below.

We have a significant amount of debt that will mature over the next several years. The aggregate amounts of maturities of debt for each of the twelve-month periods ending September 30 (in millions of dollars) are as follows:

2012	$5,198.9	(including $4,989.2 of other short-term borrowings)
2013	$672.6
2014	$703.0
2015	$884.1
2016	$1,236.3
After 2016	$3,896.0

Our short-term borrowings as of September 30, 2011 include, among other items, the amounts outstanding under the Senior ABL Facility, European Securitization, Australian Securitization, U.S. Fleet Financing Facility, U.S. Variable Funding Notes, Brazilian Fleet Financing Facility, Canadian Securitization, Capitalized Leases, European Revolving Credit Facility, Donlen GN II Variable Funding Note Facility and European Seasonal Revolving Facility. These amounts are reflected as short-term

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. Short-term borrowings also include the Convertible Senior Notes which became convertible on January 1, 2011 and remained as such through September 30, 2011.

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

As a result of our successful refinancing efforts in 2009, 2010 and the nine months ended September 30, 2011 and the strategic cost reduction actions taken in the past, we believe that we will remain in compliance with our debt covenants and that cash generated from operations and cash received on the disposal of vehicles and equipment, together with amounts available under various facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next twelve months.

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

Under the new terms of our amended Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility we are subject to a springing financial maintenance covenant upon the occurrence of certain triggering events. As of September 30, 2011, no triggering event had occurred requiring testing of the springing financial maintenance covenant.

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

Borrowing Capacity and Availability

As of September 30, 2011, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,258.7	$786.4

Total Corporate Debt	1,258.7	786.4

Fleet Debt
Donlen GN II Variable Funding Note Facility	85.7	85.7
U.S. Fleet Variable Funding Notes	415.1	76.7
U.S. Fleet Financing Facility	39.0	3.6
European Securitization	57.2	30.1
Canadian Securitization	91.4	12.5
Australian Securitization	107.6	1.2
Capitalized Leases	7.4	1.0

Total Fleet Debt	803.4	210.8

Total	$2,062.1	$997.2

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

As of September 30, 2011, the Senior Term Facility had approximately $0.3 million available under the letter of credit facility and the Senior ABL Facility had $1,103.7 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.

Some of these special purpose entities are consolidated variable interest entities, of which Hertz is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of September 30, 2011 and December 31, 2010, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of loans receivable and revenue earning equipment of $693.8 million and $652.1 million, respectively, and total liabilities primarily comprised of debt of $693.3 million and $651.6 million, respectively.

Off-Balance Sheet Commitments and Arrangements

As of September 30, 2011 and December 31, 2010, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of September 30, 2011 and December 31, 2010, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheets in "Accrued liabilities" were $1.8 million and $1.6 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of September 30, 2011, our net income would decrease by an estimated $34.4 million over a twelve-month period.

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

For the three-month and nine-month periods ended September 30, 2011, our consolidated statement of operations contained realized and unrealized losses relating to the effects of foreign currency of $9.2 million and $16.9 million, respectively.

See Note 13 to the Notes to our condensed consolidated financial statements included in this Report.

Other Risks

We purchase unleaded gasoline and diesel fuel at prevailing market rates. In January 2009, we began a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. For the three-month and nine-month periods ended September 30, 2011, we recognized a loss of $1.9 million and a gain of $1.0 million, respectively, in "Direct operating" on our consolidated statement of operations relating to our gasoline swaps. See Note 13 to the Notes to our condensed consolidated financial statements included in this Report.

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

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 5 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." Our 2011 worldwide pre-tax pension expense is expected to be approximately $21.2 million, which would represent a decrease of $11.0 million from 2010. The anticipated decrease in expense compared to 2010 is primarily due to a curtailment gain resulting from suspending the U.K. pension plan.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board "FASB" issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income," requiring companies to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements of net income and

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

other comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. These provisions will become effective for us beginning with our quarterly report for the period ended March 31, 2012. In October 2011, the FASB decided to propose a deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement, which was also included in this accounting standards update.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, "Testing Goodwill for Impairment," which gives companies the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This option is available to us effective immediately for all future goodwill impairment tests.

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, "Disclosures about an Employer's Participation in a Multiemployer Plan," which require that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. These provisions will become effective for us beginning with our annual report for the period ended December 31, 2011.

Other Financial Information

With respect to the unaudited interim financial information of Hertz Global Holdings, Inc. as of September 30, 2011 and for the three-month and nine-month periods ended September 30, 2011 and 2010 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they applied limited procedures in accordance with professional standards for reviews of such unaudited interim financial information. However, their separate report dated November 7, 2011 included in this Form 10-Q herein states that they did not audit and they do not express an opinion on such unaudited interim financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on such unaudited interim financial information because that report is not a "report" or "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 11 to the Notes to our annual audited consolidated financial statements included in our Form 10-K.

The following recent developments pertaining to legal proceedings described in our Form 10-K are furnished on a supplemental basis:

Following the entry of the Court's June 27, 2011 Order in Janet Sobel et al. v. The Hertz Corporation et al. which formally denied the plaintiffs' motion for final approval of the settlement, the plaintiffs filed a motion for class certification—which we opposed—and discovery has again commenced. A separate action is proceeding against Enterprise, National and Alamo.

The Kansas Supreme Court issued its decision in Critchfield Physical Therapy, Inc. v. Taranto Group, Inc.—another Telephone Consumer Protection Act case—in September of 2011, so the stay that had been pending in Fun Services of Kansas City, Inc. v. Hertz Equipment Rental Corporation has now been lifted and the case will proceed.

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

As of September 30, 2011, we had debt outstanding of $12,506.3 million. Our substantial indebtedness could materially adversely affect us. For example, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our various credit facilities, resulting in possible defaults on, and acceleration of, such indebtedness; (ii) limit our ability to refinance our existing indebtedness or borrow additional funds in the future; (iii) require us to dedicate a substantial portion of our cash flows from operations to make payments on our debt, which would reduce our ability to fund working capital, capital expenditures or other general corporate purposes; (iv) increase our vulnerability to general adverse economic and industry conditions (such as credit-related disruptions in Europe); including interest rate fluctuations, because a portion of our borrowings are at floating rates of interest and are not hedged against rising interest rates, or the risk that one or more of the financial institutions providing commitments under our revolving credit facilities fails to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected; (v) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; and (vi) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins. While the terms of the agreements and instruments governing our outstanding indebtedness contain certain restrictions upon our ability to incur additional indebtedness, they do not fully prohibit us from incurring substantial additional indebtedness and do not prevent us from incurring obligations that do not constitute indebtedness. If new debt or other obligations are added to our current liability levels without a corresponding refinancing or redemption of our existing indebtedness and obligations, these risks would increase. For a description of the amounts we have available under certain of our debt facilities,

ITEM 1A. RISK FACTORS (Continued)

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

Date: November 7, 2011	HERTZ GLOBAL HOLDINGS, INC. (Registrant)
	By:	/s/ ELYSE DOUGLAS
Elyse Douglas Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among The Hertz Corporation, DNL Merger Corp., Donlen Corporation, Gary Rappeport, as Shareholder Representative and Subsidiary Shareholder (solely with respect to Section 2.2, Section 3.3, Section 3.4, Section 6.5, Section 6.8, Section 6.9, Article IX and Article X) and Nancy Liace as Subsidiary Shareholder (solely with respect to Section 2.2 and Article X) dated July 12, 2011 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrant as filed on July 18, 2011).
2.2
Amendment No. 1 to Agreement and Plan of Merger, dated August 25, 2011, by and among The Hertz Corporation, DNL Merger Corp., Donlen Corporation, Gary Rappeport, as Shareholder Representative and Subsidiary Shareholder and Nancy Liace as Subsidiary Shareholder dated July 12, 2011.
4.1.6
Fifth Supplemental Indenture, dated as of March 11, 2011, among Hertz Entertainment Services Corporation, The Hertz Corporation, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.1.6 of the Registration Statement on Form S-4 (File No. 333-173023) of the Hertz Corporation as filed on March 23, 2011).
4.1.7
Sixth Supplemental Indenture, dated as of March 21, 2011, among The Hertz Corporation, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.1.7 of the Registration Statement on Form S-4 (File No. 333-173023) of the Hertz Corporation as filed on March 23, 2011).
4.1.8
Seventh Supplemental Indenture, dated as of September 2, 2011, among Donlen Corporation, The Hertz Corporation, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014.
4.2.3
First Supplemental Indenture, dated as of March 11, 2011, among Hertz Entertainment Services Corporation, The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.50% Senior Notes due 2018 (Incorporated by reference to Exhibit 4.2.2 of the Registration Statement on Form S-4 (File No. 333-173023) of the Hertz Corporation as filed on March 23, 2011).
4.2.4
Second Supplemental Indenture, dated as of March 21, 2011, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.50% Senior Notes due 2018 (Incorporated by reference to Exhibit 4.2.3 of the Registration Statement on Form S-4 (File No. 333-173023) of the Hertz Corporation as filed on March 23, 2011).
4.2.5
Third Supplemental Indenture, dated as of September 2, 2011, among Donlen Corporation, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.50% Senior Notes due 2018.
4.3.3
First Supplemental Indenture, dated as of March 11, 2011, among Hertz Entertainment Services Corporation, The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.3.2 of the Registration Statement on Form S-4 (File No. 333-173023) of the Hertz Corporation as filed on March 23, 2011).

Exhibit Number	Description
4.3.4	Second Supplemental Indenture, dated as of March 21, 2011, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.3.3 of the Registration Statement on Form S-4 (File No. 333-173023) of the Hertz Corporation as filed on March 23, 2011).
4.3.5
Third Supplemental Indenture, dated as of September 2, 2011, among Donlen Corporation, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021.
4.4.3
First Supplemental Indenture, dated as of March 11, 2011, among Hertz Entertainment Services Corporation, The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.4.2 of the Registration Statement on Form S-4 (File No. 333-173023) of the Hertz Corporation as filed on March 23, 2011).
4.4.4
Second Supplemental Indenture, dated as of September 2, 2011, among Donlen Corporation, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019.
10.4
Credit Agreement, dated as of September 22, 2011, among The Hertz Corporation, and Puerto Ricancars, Inc., as Borrowers, the several lenders from time to time parties thereto, Gelco Corporation d/b/a GE Fleet Services, as Administrative Agent, Domestic Collateral Agent and PRUSVI Collateral Agent, Bank of America, N.A., as Documentation Agent and Bank of America, N.A. and GE Capital Markets, Inc. as Joint Lead Arrangers and Bookrunning Managers.
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 7, 2011, relating to Financial Information
31.1–31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1–32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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