Form 10-Q
period 2012-03-31
HERTZ GLOBAL HOLDINGS INC
filed 2012-05-04
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

There were 419,741,032 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding as of May 1, 2012.

 HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION

ITEM l.    Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Hertz Global Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Hertz Global Holdings, Inc. and its subsidiaries as of March 31, 2012, and the related consolidated statements of operations and comprehensive income (loss) for the three-month periods ended March 31, 2012 and March 31, 2011 and the consolidated statements of cash flows for the three-month periods ended March 31, 2012 and March 31, 2011. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of operations, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 4, 2012

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

Unaudited

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$594,701	$931,779
Restricted cash and cash equivalents	211,872	308,039
Receivables, less allowance for doubtful accounts of $23,050 and $20,282	1,398,702	1,616,382
Inventories, at lower of cost or market	99,527	83,978
Prepaid expenses and other assets	408,560	421,758
Revenue earning equipment, at cost:
Cars	10,833,316	9,678,765
Less accumulated depreciation	(1,479,223)	(1,360,012)
Other equipment	2,960,938	2,830,176
Less accumulated depreciation	(1,049,860)	(1,043,520)

Total revenue earning equipment	11,265,171	10,105,409

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,162,646	1,146,112
Service equipment and other	1,098,397	1,050,915

	2,261,043	2,197,027
Less accumulated depreciation	(995,119)	(945,173)

Total property and equipment	1,265,924	1,251,854

Other intangible assets, net	2,564,222	2,562,234
Goodwill	471,430	392,094

Total assets	$18,280,109	$17,673,527

LIABILITIES AND EQUITY
Accounts payable	$1,320,805	$897,489
Accrued liabilities	1,211,443	1,128,458
Accrued taxes	131,631	125,803
Debt	11,425,702	11,317,090
Public liability and property damage	281,047	281,534
Deferred taxes on income	1,703,987	1,688,478

Total liabilities	16,074,615	15,438,852

Commitments and contingencies
Equity:
Hertz Global Holdings, Inc. and Subsidiaries stockholders' equity
Preferred Stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 419,734,253 and 417,022,853 shares issued and outstanding	4,197	4,170
Additional paid-in capital	3,200,750	3,205,964
Accumulated deficit	(1,003,395)	(947,064)
Accumulated other comprehensive income (loss)	3,922	(28,414)

Total Hertz Global Holdings, Inc. and Subsidiaries stockholders' equity	2,205,474	2,234,656
Noncontrolling interest	20	19

Total equity	2,205,494	2,234,675

Total liabilities and equity	$18,280,109	$17,673,527

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, except share and per share data)

Unaudited

	Three Months Ended March 31,
	2012	2011
Revenues:
Car rental	$1,623,231	$1,478,938
Equipment rental	301,326	268,086
Other	36,368	32,979

Total revenues	1,960,925	1,780,003

Expenses:
Direct operating	1,115,147	1,073,665
Depreciation of revenue earning equipment and lease charges	514,117	436,089
Selling, general and administrative	207,752	182,221
Interest expense	162,267	196,889
Interest income	(1,092)	(1,855)
Other (income) expense, net	(457)	51,876

Total expenses	1,997,734	1,938,885

Loss before income taxes	(36,809)	(158,882)
(Provision) benefit for taxes on income	(19,524)	29,940

Net loss	(56,333)	(128,942)
Less: Net income attributable to noncontrolling interest	—	(3,673)

Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(56,333)	$(132,615)

Weighted average shares outstanding (in thousands):
Basic	418,076	414,065
Diluted	418,076	414,065
Loss per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders:
Basic	$(0.13)	$(0.32)
Diluted	$(0.13)	$(0.32)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands of Dollars)

Unaudited

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Net loss		$(56,333)		$(128,942)

Other comprehensive income (loss), net of tax:
Translation adjustment changes, (net of tax of 2012: ($1,374) and 2011: ($1,975))	$29,570		$42,471
Unrealized holding gains on securities, (net of tax of 2012: $1,958 and 2011: $0)	3,086		33
Other, (net of tax of 2012: $0 and 2011: $0)	(87)		(44)
Unrealized loss on Euro-denominated debt, (net of tax of 2012: $0 and 2011: $7,399)	—		(11,558)
Defined benefit pension plans
Net gains (losses) arising during the period	(231)		148

Defined benefit pension plans	(231)		148

Other comprehensive income		32,338		31,050

Comprehensive loss		(23,995)		(97,892)
Less: Comprehensive income attributable to noncontrolling interest		—		(3,673)

Comprehensive loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders		$(23,995)		$(101,565)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

Unaudited

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(56,333)	$(128,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of revenue earning equipment	491,064	412,508
Depreciation of property and equipment	42,304	37,695
Amortization of other intangible assets	19,166	16,784
Amortization and write-off of deferred financing costs	17,135	44,598
Amortization and write-off of debt discount	7,742	15,297
Stock-based compensation charges	7,515	9,078
Gain on derivatives	(2,956)	(6,917)
Loss on revaluation of foreign denominated debt	2,498	—
Provision for losses on doubtful accounts	6,917	6,362
Asset writedowns	2,734	742
Deferred taxes on income	2,370	(26,465)
Gain on sale of property and equipment	(197)	(2,317)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(57,554)	(26,035)
Inventories, prepaid expenses and other assets	(5,471)	(48,280)
Accounts payable	53,589	28,813
Accrued liabilities	(38,712)	(165,747)
Accrued taxes	5,334	3,934
Public liability and property damage	(5,144)	(5,468)

Net cash provided by operating activities	492,001	165,640

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	97,639	20,611
Revenue earning equipment expenditures	(2,648,695)	(1,963,814)
Proceeds from disposal of revenue earning equipment	2,009,336	1,690,159
Property and equipment expenditures	(74,222)	(56,770)
Proceeds from disposal of property and equipment	47,631	14,451
Acquisitions, net of cash acquired	(147,314)	(9,774)
Other investing activities	(140)	1,192

Net cash used in investing activities	$(715,765)	$(303,945)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands of Dollars)

Unaudited

	Three Months Ended March 31,
	2012	2011
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$264,599	$2,429,456
Payment of long-term debt	(453,279)	(3,138,875)
Short-term borrowings:
Proceeds	40,650	67,155
Payments	(243,276)	(225,302)
Proceeds under the revolving lines of credit, net	325,247	47,928
Purchase of noncontrolling interest	(38,000)	—
Proceeds from employee stock purchase plan	985	871
Proceeds from exercise of stock options	4,514	1,728
Proceeds from disgorgement of stockholder short-swing profits	4	40
Net settlement on vesting of restricted stock	(18,494)	(10,703)
Payment of financing costs	(4,217)	(64,091)

Net cash used in financing activities	(121,267)	(891,793)

Effect of foreign exchange rate changes on cash and cash equivalents	7,953	21,687

Net change in cash and cash equivalents during the period	(337,078)	(1,008,411)
Cash and cash equivalents at beginning of period	931,779	2,374,170

Cash and cash equivalents at end of period	$594,701	$1,365,759

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$126,945	$205,812
Income taxes	22,433	11,555
Supplemental disclosures of non-cash flow information:
Purchases of revenue earning equipment included in accounts payable and accrued liabilities	$518,231	$487,921
Sales of revenue earning equipment included in receivables	299,577	387,620
Purchases of property and equipment included in accounts payable	41,917	38,782
Sales of property and equipment included in receivables	9,299	6,760

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

As a result of our initial public offering in November 2006 and subsequent offerings in June 2007, May 2009, June 2009 and March 2011, the Sponsors reduced their holdings to approximately 38% of our outstanding shares of common stock.

On September 1, 2011, Hertz completed the acquisition of Donlen Corporation, or "Donlen," a leading provider of fleet leasing and management services.

On December 31, 2011, Hertz purchased the noncontrolling interest of Navigation Solutions, L.L.C., thereby increasing its ownership interest from 65% to 100%.

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

The significant accounting policies summarized in Note 2 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the United States Securities and Exchange Commission, or "SEC," on February 27, 2012, or the "Form 10-K," have been followed in preparing the accompanying condensed consolidated financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

The December 31, 2011 condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, or "GAAP."

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

In our opinion, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

Certain prior period amounts have been reclassified to conform with current period presentation.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or "FASB," issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income," requiring companies to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements of net income and other comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. These provisions are effective for us beginning with this quarterly report for the period ended March 31, 2012. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," which defers the timing of implementing only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments.

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

Restricted cash and cash equivalents includes cash and cash equivalents that are not readily available for our normal disbursements. Restricted cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, for our Like-Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. As of March 31, 2012 and December 31, 2011, the portion of total restricted cash and cash equivalents that was associated with our Fleet Debt facilities was $126.5 million and $213.6 million, respectively. The decrease in restricted cash and cash equivalents associated with our fleet debt of $87.1 million from December 31, 2011 to March 31, 2012 was primarily related to the timing of purchases and sales of revenue earning vehicles.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 4—Goodwill and Other Intangible Assets

The following summarizes the changes in our goodwill, by segment (in millions of dollars):

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2012
Goodwill	$419.3	$693.8	$1,113.1
Accumulated impairment losses	(46.1)	(674.9)	(721.0)

	373.2	18.9	392.1

Goodwill acquired during the period	—	76.8	76.8
Adjustments to previously recorded purchase price allocation	0.2	—	0.2
Other changes during the period(1)	2.2	0.1	2.3

	2.4	76.9	79.3
Balance as of March 31, 2012
Goodwill	421.7	770.7	1,192.4
Accumulated impairment losses	(46.1)	(674.9)	(721.0)

	$375.6	$95.8	$471.4

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2011
Goodwill	$367.9	$681.7	$1,049.6
Accumulated impairment losses	(46.1)	(674.9)	(721.0)

	321.8	6.8	328.6

Goodwill acquired during the year	53.1	12.3	65.4
Adjustments to previously recorded purchase price allocation	(0.9)	(0.1)	(1.0)
Other changes during the year(1)	(0.8)	(0.1)	(0.9)

	51.4	12.1	63.5
Balance as of December 31, 2011
Goodwill	419.3	693.8	1,113.1
Accumulated impairment losses	(46.1)	(674.9)	(721.0)

	$373.2	$18.9	$392.1

(1)
Primarily consists of changes resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Other intangible assets, net, consisted of the following major classes (in millions of dollars):

	March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$689.7	$(382.2)	$307.5
Other(1)	78.8	(30.3)	48.5

Total	768.5	(412.5)	356.0

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other(2)	18.2	—	18.2

Total	2,208.2	—	2,208.2

Total other intangible assets, net	$2,976.7	$(412.5)	$2,564.2

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$672.6	$(365.5)	$307.1
Other(1)	74.7	(27.8)	46.9

Total	747.3	(393.3)	354.0

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other(2)	18.2	—	18.2

Total	2,208.2	—	2,208.2

Total other intangible assets, net	$2,955.5	$(393.3)	$2,562.2

(1)
Other amortizable intangible assets primarily consist of our Advantage trade name and concession rights, Donlen trade name, reacquired franchise rights, non-compete agreements and technology-related intangibles.

(2)
Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.

Amortization of other intangible assets for the three months ended March 31, 2012 and 2011, was approximately $19.2 million and $16.8 million, respectively. Based on our amortizable intangible assets as of March 31, 2012, we expect amortization expense to be approximately $57.7 million for the remainder of 2012, $75.3 million in 2013, $71.4 million in 2014, $69.1 million in 2015, $20.6 million in 2016 and $8.6 million in 2017.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

On September 1, 2011, Hertz acquired 100% of the equity interest in Donlen, a leading provider of fleet leasing and management services. The amount of revenue and earnings of the combined entity had the acquisition date been January 1, 2010, are as follows (in millions):

	Revenue	Earnings (Loss)
2011 supplemental pro forma for the first quarter of 2011 (combined entity)	$1,874.1	$(130.3)

2011 supplemental pro forma revenue for the three months ended March 31, 2011 excludes $1.4 million related to deferred revenue which was eliminated as part of acquisition accounting. 2011 supplemental pro forma earnings for the three months ended March 31, 2011 excludes $0.9 million related to deferred income which was eliminated as part of acquisition accounting.

This transaction has been accounted for using the acquisition method of accounting in accordance with GAAP and operating results of Donlen from the date of acquisition are included in our consolidated statement of operations. The allocation of the purchase price to the tangible and intangible net assets acquired is substantially complete, except with regards to deferred taxes on income, which could change based upon the completion of Donlen's pre-acquisition tax return.

Other Acquisitions

Additionally, during the three months ended March 31, 2012, we added nine domestic equipment rental locations through external acquisitions. These acquisitions are not material to the consolidated amounts presented within our statement of operations for the three-month period ended March 31, 2012.

Note 5—Taxes on Income

The effective tax rate for the three months ended March 31, 2012 and 2011 was (53.0)% and 18.8%, respectively. The provision for taxes on income was $19.5 million in the three months ended March 31, 2012 compared with a benefit of $30.0 million in the three months ended March 31, 2011. This was primarily due to lower loss before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized.

Note 6—Depreciation of Revenue Earning Equipment and Lease Charges

Depreciation of revenue earning equipment and lease charges includes the following (in millions of dollars):

	Three Months Ended March 31,
	2012	2011
Depreciation of revenue earning equipment	$530.4	$418.7
Adjustment of depreciation upon disposal of revenue earning equipment	(39.4)	(6.2)
Rents paid for vehicles leased	23.1	23.6

Total	$514.1	$436.1

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended March 31, 2012 and 2011, included net gains of $34.9 million and $6.1 million, respectively, on the disposal of vehicles used in our car rental operations and a gain of $4.5 million and a net gain of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

$0.1 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the three months ended March 31, 2012, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in a net decrease of $0.2 million in depreciation expense for the three months ended March 31, 2012.

For the three months ended March 31, 2012 and 2011, our worldwide car rental operations sold approximately 40,000 and 30,600 non-program cars, respectively, a 30.6% year over year increase primarily due to an overall increase in the number of cars in the fleet, an increase in the percentage of non-program cars, and a robust used car market. We believe the positive trending of residual values is primarily due to continued short supply of used vehicle inventory and improving consumer confidence. This, along with an overall strong car sales market (with fewer incentives on new vehicle sales), is expected to keep the demand for nearly new used vehicles on a positive trend for the near term.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 7—Debt

Our debt consists of the following (in millions of dollars):

Facility	Average Interest Rate at March 31, 2012(1)	Fixed or Floating Interest Rate	Maturity	March 31, 2012	December 31, 2011
Corporate Debt
Senior Term Facility	3.75%	Floating	3/2018	$1,386.0	$1,389.5
Senior ABL Facility	2.50%	Floating	3/2016	120.0	—
Senior Notes(2)	7.09%	Fixed	10/2018–1/2021	2,450.0	2,638.6
Promissory Notes	7.48%	Fixed	6/2012–1/2028	224.7	224.7
Convertible Senior Notes	5.25%	Fixed	6/2014	474.7	474.7
Other Corporate Debt	5.00%	Floating	Various	45.9	49.6
Unamortized Net Discount (Corporate)(3)				(56.1)	(72.3)

Total Corporate Debt				4,645.2	4,704.8

Fleet Debt
U.S. ABS Program
U.S. Fleet Variable Funding Notes:
Series 2009-1(4)	1.27%	Floating	3/2013	1,450.0	1,000.0
Series 2010-2(4)	1.35%	Floating	3/2013	200.0	170.0
Series 2011-2(4)	2.82%	Floating	4/2012	70.0	175.0

				1,720.0	1,345.0

U.S. Fleet Medium Term Notes
Series 2009-2(4)	4.95%	Fixed	3/2013–3/2015	1,384.3	1,384.3
Series 2010-1(4)	3.77%	Fixed	2/2014–2/2018	749.8	749.8
Series 2011-1(4)	2.86%	Fixed	3/2015–3/2017	598.0	598.0

				2,732.1	2,732.1

Donlen ABS Program
Donlen GN II Variable Funding Notes	1.26%	Floating	8/2012	835.0	811.2

Other Fleet Debt
U.S. Fleet Financing Facility	3.31%	Floating	9/2015	161.0	136.0
European Revolving Credit Facility	4.11%	Floating	6/2013	44.0	200.6
European Fleet Notes	8.50%	Fixed	7/2015	532.7	517.7
European Securitization(4)	2.82%	Floating	7/2013	229.3	256.2
Canadian Securitization(4)	2.10%	Floating	5/2012	60.1	68.3
Australian Securitization(4)	6.00%	Floating	12/2012	165.2	169.3
Brazilian Fleet Financing Facility	17.35%	Floating	6/2012	16.8	23.1
Capitalized Leases	4.60%	Floating	Various	293.7	363.7
Unamortized Discount (Fleet)				(9.4)	(10.9)

				1,493.4	1,724.0

Total Fleet Debt				6,780.5	6,612.3

Total Debt				$11,425.7	$11,317.1

Note:
For further information on the definitions and terms of our debt, see Note 4 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

(1)
As applicable, reference is to the March 31, 2012 weighted average interest rate (weighted by principal balance).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

(2)
References to our "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below. As of March 31, 2012, the outstanding principal amount for each such series of the Senior Notes is also specified below.

	Outstanding Principal (in millions)
Senior Notes	March 31, 2012	December 31, 2011
8.875% Senior Notes due January 2014	$—	$162.3
7.875% Senior Notes due January 2014	—	276.3	(€213.5)
7.50% Senior Notes due October 2018	700.0	700.0
7.375% Senior Notes due January 2021	500.0	500.0
6.75% Senior Notes due April 2019	1,250.0	1,000.0

	$2,450.0	$2,638.6

(3)
As of March 31, 2012 and December 31, 2011, $59.5 million and $65.5 million, respectively, of the unamortized corporate discount relates to the 5.25% Convertible Senior Notes.

(4)
Maturity reference is to the "expected final maturity date" as opposed to the subsequent "legal maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness expect the relevant indebtedness to be repaid. The legal final maturity date is the date on which the relevant indebtedness is legally due and payable.

Maturities

The aggregate amounts of maturities of debt for each of the twelve-month periods ending March 31 (in millions of dollars) are as follows:

2013	$4,920.2	(including $4,070.5 of other short-term borrowings*)
2014	$285.5
2015	$1,210.7
2016	$921.7
2017	$244.1
After 2017	$3,909.0

*
Our short-term borrowings as of March 31, 2012 include, among other items, the amounts outstanding under the European Securitization, Australian Securitization, Senior ABL Facility, U.S. Fleet Financing Facility, U.S. Fleet Variable Funding Notes, Brazilian Fleet Financing Facility, Canadian Securitization, Capitalized Leases, European Revolving Credit Facility and the Donlen GN II Variable Funding Notes. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. Short-term borrowings also include the Convertible Senior Notes which became convertible on January 1, 2012 and remain as such through June 30, 2012. As of March 31, 2012, short-term borrowings had a weighted average interest rate of 2.5%.

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

Letters of Credit

As of March 31, 2012, there were $607.0 million total outstanding standby letters of credit. Of this amount, $291.0 million was issued for the benefit of the U.S. ABS Program and $57.8 million was related to other debt obligations. The remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have agreed to indemnify the policy issuers for any losses)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

as well as airport concession obligations in the United States, Canada and Europe. As of March 31, 2012, none of these letters of credit have been drawn upon.

2012 Events

On January 1, 2012, our Convertible Senior Notes became convertible. This conversion right was triggered because our closing common stock price per share exceeded $10.77 for at least 20 trading days during the 30 consecutive trading day period ending on December 31, 2011. Since this same trigger was met in the first quarter of 2012, the Convertible Senior Notes continue to be convertible through June 30, 2012, and may be convertible thereafter, if one or more of the conversion conditions specified in the indenture is satisfied during future measurement periods. Our policy has been and continues to be to settle conversions of Convertible Senior Notes using a combination of cash and our common stock, which calls for settling the fixed dollar amount per $1,000 in principal amount in cash and settling in shares the excess conversion, if any.

In February 2012, Hertz called the remainder of its outstanding 8.875% Senior Notes due 2014 and 7.875% Senior Notes due January 2014 for redemption. Hertz redeemed these notes in full during March 2012.

In March 2012, Hertz issued an additional $250 million in aggregate principal amount of the 6.75% Senior Notes due 2019. The proceeds of this March 2012 offering were used to redeem all of the outstanding 8.875% Senior Notes due 2014 and together with cash on hand, all of the outstanding 7.875% Senior Notes due 2014 which resulted in the write-off of unamortized debt costs of $3.2 million.

In March 2012, Hertz amended the Canadian Securitization to extend the maturity date from March 2012 to May 2012.

See Note 17—Subsequent Events.

Guarantees and Security

There have been no material changes to the guarantees and security provisions of the debt instruments and credit facilities under which our indebtedness as of March 31, 2012 has been issued from the terms disclosed in our Form 10-K.

Financial Covenant Compliance

Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of March 31, 2012, we were not subject to such contractually specified fixed charge coverage ratio.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Borrowing Capacity and Availability

As of March 31, 2012, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,320.3	$953.6

Total Corporate Debt	1,320.3	953.6

Fleet Debt
U.S. Fleet Variable Funding Notes	618.1	159.7
Donlen GN II Variable Funding Notes	20.1	20.1
U.S. Fleet Financing Facility	29.0	29.0
European Revolving Credit Facility	249.0	91.0
European Securitization	282.9	26.2
Canadian Securitization	140.2	4.9
Australian Securitization	94.6	3.6
Capitalized Leases	230.2	25.2

Total Fleet Debt	1,664.1	359.7

Total	$2,984.4	$1,313.3

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

We refer to "Availability Under Borrowing Base Limitation" as the lower of Remaining Capacity or the borrowing base less the principal amount of debt then-outstanding under such facility (i.e., the amount of debt we could borrow given the collateral we possess at such time).

As of March 31, 2012, the Senior Term Facility had approximately $0.3 million available under the letter of credit facility and the Senior ABL Facility had $1,086.5 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.

Some of these special purpose entities are consolidated variable interest entities, of which Hertz is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

International, Ltd.'s subsidiaries. As of March 31, 2012 and December 31, 2011, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of loans receivable and revenue earning equipment of $383.0 million and $456.3 million, respectively, and total liabilities primarily comprised of debt of $382.5 million and $455.8 million, respectively.

Note 8—Employee Retirement Benefits

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
Components of Net Periodic Benefit Cost:
Service cost	$6.3	$6.2	$0.3	$1.7	$0.1	$0.1
Interest cost	6.5	6.5	2.3	2.8	0.2	0.2
Expected return on plan assets	(7.3)	(7.1)	(3.0)	(3.1)	—	—
Net amortizations	2.8	2.0	—	(0.3)	—	—
Settlement loss	—	0.3	—	—	—	—

Net pension/postretirement expense	$8.3	$7.9	$(0.4)	$1.1	$0.3	$0.3

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time we make contributions beyond those legally required. For the three months ended March 31, 2012 and 2011, we contributed $20.3 million and $44.8 million, respectively, to our worldwide pension plans, including discretionary contributions of $3.2 million and $12.3 million, respectively, to our United Kingdom, or "U.K.," defined benefit pension plan and benefit payments made through unfunded plans. The level of 2012 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

We have a defined benefit pension plan in the U.K. On June 30, 2011, we approved an agreement with the trustees of that plan to cease all future benefit accruals to existing members and to close the plan to new members. Effective July 1, 2011, we introduced a defined contribution plan with company matching contributions to replace the defined benefit pension plan. The company matching contributions are generally 100% of the employee contributions, up to 8% of pay, except that former members of the defined benefit plan receive an enhanced match for five years. This will result in lower contributions this year into the defined benefit plan, which will be offset by matching contributions to the new defined contribution plan. In the year ended December 31, 2011, we recognized a gain of $13.1 million for the U.K. plan that represented unamortized prior service cost from a 2010 amendment that eliminated discretionary pension increases related to pre-1997 service primarily for inactive employees.

We also sponsor postretirement health care and life insurance benefits for a limited number of employees with hire dates prior to January 1, 1990. The postretirement health care plan is contributory with participants' contributions adjusted annually. An unfunded liability is recorded. We also have a key officer postretirement car benefit plan that provides the use of a vehicle from our fleet for retired Senior Vice Presidents and above who have a minimum of 20 years of service and who retire at age 58 or above.

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

Note 9—Stock-Based Compensation

In March 2012, we granted 527,360 Restricted Stock Units, or "RSUs," to certain executives and employees at fair values ranging from $13.65 to $14.47, 747,423 Performance Stock Units, or "PSUs," at a fair value of $13.65, and 1,083,962 PSUs (referred to as Price Vesting Units, or "PVUs") at fair values ranging from $10.13 to $11.26 under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan." The PSUs have a performance condition under which the number of units that will ultimately be awarded will vary from 0% to 150% of the original grant, based on 2012 and 2013 Corporate EBITDA results. "EBITDA" means consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation (which includes revenue earning equipment lease charges) and amortization and "Corporate EBITDA," represents EBITDA as adjusted for car rental fleet interest, car rental fleet depreciation and certain other items, as described within the provisions of the Plan. Of the PVUs granted, one half will fully vest after three years if the stock price appreciates 15%, and one half will fully vest after four years if the stock price appreciates 25%. Partial attainment of the stock appreciation targets will result in partial vesting. The achievement of the market condition for the PVUs is determined based on the average closing stock price for the 20 trading day period ending March 6, 2015 and 2016, respectively.

A summary of the total compensation expense and associated income tax benefits recognized under our Hertz Global Holdings, Inc. Stock Incentive Plan and Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Prior Plans," and the Omnibus Plan, including the cost of stock options, RSUs and PSUs, is as follows (in millions of dollars):

	Three Months Ended March 31,
	2012	2011
Compensation expense	$7.5	$9.1
Income tax benefit	(2.9)	(3.5)

Total	$4.6	$5.6

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

As of March 31, 2012, there was approximately $55.5 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan. The total unrecognized compensation cost is expected to be recognized over the remaining 1.5 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Note 10—Segment Information

Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. We have identified two reportable segments: rental and leasing of cars, crossovers and light trucks, or "car rental," and rental of industrial, construction, material handling and other equipment, or "equipment rental." Other reconciling items include general corporate assets and expenses, certain interest expense (including net interest on corporate debt), as well as other business activities, such as our third party claim management services. Donlen is included in the car rental reportable segment.

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

	Three Months Ended March 31,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2012	2011	2012	2011
Car rental	$1,658.2	$1,510.3	$91.6	$61.3
Equipment rental	302.1	268.2	25.9	10.2

Total reportable segments	1,960.3	1,778.5	117.5	71.5
Other	0.6	1.5

Total	$1,960.9	$1,780.0

Adjustments:
Other reconciling items(1)			(88.1)	(87.5)
Purchase accounting(2)			(24.1)	(20.6)
Non-cash debt charges(3)			(25.2)	(59.9)
Restructuring charges			(9.4)	(4.9)
Restructuring related charges(4)			(0.6)	(0.5)
Acquisition related costs			(6.9)	(2.8)
Management transition costs			—	(2.5)
Premiums paid on debt(5)			—	(51.7)

Loss before income taxes			$(36.8)	$(158.9)

(1)
Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities such as our third-party claim management services.

(2)
Represents the purchase accounting effects of the Acquisition on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

  property damage liabilities. Also represents the purchase accounting effects of subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets.

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

Total assets increased $606.6 million from December 31, 2011 to March 31, 2012. The increase was primarily related to increases in our car rental and equipment rental segments' revenue earning equipment, partly offset by decreases in our cash and cash equivalents, primarily relating to the redemption of our 8.875% Senior Notes and our 7.875% Senior Notes, and fleet receivables, due to the timing of sales of revenue earning equipment.

Note 11—Total Equity

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Preferred Stock			Additional Paid-In Capital	Accumulated Deficit		Total Equity
(in Millions)		Shares	Amount
December 31, 2011	$—	417.0	$4.2	$3,206.0	$(947.1)	$(28.4)	$2,234.7
Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					(56.3)		(56.3)
Other comprehensive income						32.3	32.3
Employee stock purchase plan		0.1		1.2			1.2
Net settlement on vesting of restricted stock		1.8		(18.5)			(18.5)
Stock-based employee compensation charges, net of tax				7.5			7.5
Exercise of stock options, net of tax		0.8		4.5			4.5
Common shares issued to Directors				0.1			0.1

March 31, 2012	$—	419.7	$4.2	$3,200.8	$(1,003.4)	$3.9	$2,205.5

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Preferred Stock			Additional Paid-In Capital	Accumulated Deficit		Non- controlling Interest	Total Equity
(in Millions)		Shares	Amount
December 31, 2010	$—	413.5	$4.1	$3,183.2	$(1,123.2)	$37.8	$16.5	$2,118.4
Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					(132.6)			(132.6)
Other comprehensive income						31.0		31.0
Net income relating to noncontrolling interest							3.7	3.7
Employee stock purchase plan		0.1		1.0				1.0
Net settlement on vesting of restricted stock		1.0		(10.7)				(10.7)
Stock-based employee compensation charges, net of tax				9.1				9.1
Exercise of stock options, net of tax		0.3		1.8				1.8
Common shares issued to Directors				0.1				0.1

March 31, 2011	$—	414.9	$4.1	$3,184.5	$(1,255.8)	$68.8	$20.2	$2,021.8

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Accumulated other comprehensive income (loss) as of March 31, 2012 and December 31, 2011 includes accumulated translation gains of $120.9 million and $91.3 million, respectively, pension benefits of $(99.8) million and $(99.6) million, respectively, unrealized losses on our Euro-denominated debt of $(19.4) million and $(19.4) million, respectively, unrealized holding gains of $3.4 million and $0.3 million, respectively, and other of $(1.2) million and $(1.0) million, respectively.

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

During the first quarter of 2012, we continued to streamline operations and reduce costs with the closure of several car rental and equipment rental locations globally as well as a reduction in our workforce by approximately 65 employees.

From January 1, 2007 through March 31, 2012, we incurred $539.9 million ($261.5 million for our car rental segment, $225.7 million for our equipment rental segment and $52.7 million of other) of restructuring charges.

Additional efficiency and cost saving initiatives are being developed, however, we presently do not have firm plans or estimates of any related expenses.

Restructuring charges in our consolidated statement of operations can be summarized as follows (in millions of dollars):

	Three Months Ended March 31,
	2012	2011
By Type:
Involuntary termination benefits	$2.7	$1.0
Consultant costs	0.2	0.1
Asset writedowns	2.7	0.7
Facility closure and lease obligation costs	3.8	3.1

Total	$9.4	$4.9

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Three Months Ended March 31,
	2012	2011
By Caption:
Direct operating	$7.6	$4.3
Selling, general and administrative	1.8	0.6

Total	$9.4	$4.9

	Three Months Ended March 31,
	2012	2011
By Segment:
Car rental	$5.2	$1.0
Equipment rental	4.2	3.9
Other reconciling items	—	—

Total	$9.4	$4.9

During the three months ended March 31, 2012 and 2011, the after-tax effect of the restructuring charges increased the loss per share by $0.02 and $0.01, respectively.

The following table sets forth the activity affecting the restructuring accrual during the three months ended March 31, 2012 (in millions of dollars). We expect to pay the remaining restructuring obligations relating to involuntary termination benefits over the next twelve months. The remainder of the restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2012	$9.1	$0.2	$0.6	$11.7	$21.6
Charges incurred	2.7	—	0.2	6.5	9.4
Cash payments	(2.1)	—	(0.1)	(0.8)	(3.0)
Other(1)	0.3	—	(0.1)	(6.0)	(5.8)

Balance as of March 31, 2012	$10.0	$0.2	$0.6	$11.4	$22.2

(1)
Consists of decreases of $3.4 million for facility closures and $2.7 million for asset writedowns, partly offset by an increase of $0.3 million due to foreign currency translation.

Note 13—Financial Instruments

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Fair value approximates the amount indicated on the balance sheet at March 31, 2012 and December 31, 2011 because of the short-term maturity of these instruments. Money market accounts, whose fair value at March 31, 2012, is measured using Level 1 inputs, totaling $146.3 million and $194.9 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively. Money market accounts, whose fair value at December 31, 2011, is measured using Level 1 inputs, totaling $566.0 million and $142.9 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Marketable Securities

Marketable securities held by us consist of equity securities classified as available-for-sale, which are carried at fair value and are included within "Prepaid expenses and other assets." Unrealized gains and losses, net of related income taxes, are included in "Accumulated other comprehensive income (loss)." As of March 31, 2012 and December 31, 2011, the fair value of marketable securities was $38.2 million and $33.2 million, respectively. For the three months ended March 31, 2012, unrealized gains of $5.0 million were recorded in "Accumulated other comprehensive income (loss)." Fair values for marketable securities are based on Level 1 inputs consisting of quoted market prices.

Debt

For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities (Level 2 inputs). The aggregate fair value of all debt at March 31, 2012 was $12,228.9 million, compared to its aggregate unpaid principal balance of $11,491.2 million. The aggregate fair value of all debt at December 31, 2011 was $11,832.5 million, compared to its aggregate unpaid principal balance of $11,400.3 million.

Derivative Instruments and Hedging Activities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	Fair Value of Derivative Instruments(1)
	Asset Derivatives(2)		Liability Derivatives(2)
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments under ASC 815:
Gasoline swaps	$1.2	$—	$—	$0.4
Interest rate caps	0.1	0.5	0.1	0.4
Foreign exchange forward contracts	6.5	4.4	2.8	1.9
Interest rate swaps	—	—	0.1	0.2
Foreign exchange options	0.1	0.1	—	—

Total derivatives not designated as hedging instruments under ASC 815	$7.9	$5.0	$3.0	$2.9

(1)
All fair value measurements were primarily based upon significant observable (Level 2) inputs.

(2)
All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" on our condensed consolidated balance sheets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2012	2011
Derivatives Not Designated as Hedging Instruments under ASC 815:
Gasoline swaps	Direct operating	$1.8	$3.1
Foreign exchange forward contracts	Selling, general and administrative	(5.4)	(0.6)

Total		$(3.6)	$2.5

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

In connection with our acquisition of Donlen, we acquired interest rate swaps with a total notional amount of $25.6 million at March 31, 2012, associated with floating rate debt. These interest rate swaps are used to effectively convert an amount of floating rate debt into fixed rate debt. The fair values of these interest rate swaps were calculated using a discounted cash flow method and applying observable market data (i.e. the 1-month LIBOR yield curve). Gains and losses resulting from changes in the fair value of these interest rate swaps are included in our results of operations in the periods incurred (in Selling, general and administrative).

We purchase unleaded gasoline and diesel fuel at prevailing market rates and maintain a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. We currently have in place swaps to cover a portion of our fuel price exposure through May 2013. We presently hedge a portion of our overall unleaded gasoline and diesel fuel purchases with commodity swaps and have contracts in place that settle on a monthly basis. As of March 31, 2012, our outstanding commodity instruments for unleaded gasoline and diesel fuel totaled approximately 8.2 million gallons and 0.6 million gallons, respectively. The fair value of these commodity instruments was calculated using a discounted cash flow method and applying observable market data (i.e., NYMEX RBOB Gasoline and U.S. Department of Energy surveys, etc.). Gains and losses resulting from changes in the fair value of these commodity instruments are included in our results of operations in the periods incurred.

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing locally. Also, we have purchased foreign exchange options to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of March 31, 2012, were approximately $0.2 million. We limit counterparties to the transactions to financial institutions that have strong credit ratings. As of March 31, 2012 and December 31, 2011, the total notional amount of these foreign exchange options was $8.6 million and $9.1 million, respectively. As of March 31, 2012, these foreign exchange options mature through April 2013. The fair value of the foreign exchange options was calculated using a discounted cash flow method and applying observable market data (i.e. foreign currency exchange rates). Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations. As of March 31, 2012, the total notional amount of these forward contracts was $578.8 million, maturing within four months. The fair value of these foreign currency forward contracts was calculated based on foreign currency forward exchange rates.

Note 14—Related Party Transactions

Relationship with Hertz Investors, Inc. and the Sponsors

Other than as disclosed below, in the three months ended March 31, 2012, there were no material changes to our relationship with Hertz Investors, Inc. or the Sponsors.

Financing Arrangements with Related Parties

Affiliates of BAMLCP (which is one of the Sponsors), including Merrill Lynch & Co., Inc., Bank of America, N.A., have provided various investment and commercial banking and financial advisory services to us for which they have received customary fees and commissions. In addition, these parties have acted as agents, lenders, purchasers and/or underwriters to us under our respective financing arrangements, for which they have received customary fees, commissions, expenses and/or other compensation. More specifically, these parties have acted in the following capacities, or similar capacities, with respect to our financing arrangements: lenders and/or agents under the Senior Credit Facilities, the U.S. Fleet Financing Facility and certain of the U.S. Fleet Variable Funding Notes; purchasers and/or underwriters under the Senior Notes and certain of the U.S. Fleet Medium Term Notes; and structuring advisors and/or agents under the U.S. ABS Program.

As of March 31, 2012 and December 31, 2011, approximately $187 million and $174 million, respectively, of our outstanding debt was with related parties.

For information on our total indebtedness, see Note 7—Debt.

Note 15—Contingencies and Off-Balance Sheet Commitments

Off-Balance Sheet Commitments

As of March 31, 2012 and December 31, 2011, the following guarantees (including indemnification commitments) were issued and outstanding.

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of March 31, 2012 and December 31, 2011, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed consolidated balance sheets in "Accrued liabilities" were $1.5 million and $1.5 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials therein, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Legal Proceedings

From time to time we are a party to various legal proceedings. We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us and our licensees. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on our balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and costs. At March 31, 2012 and December 31, 2011 our liability recorded for public liability and property damage matters was $281.0 million and $281.5 million, respectively. We believe that our analysis is based on the most relevant information available, combined with reasonable assumptions, and that we may prudently rely on this information to determine the estimated liability. We note the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

For a detailed description of certain of our legal proceedings please see Note 11 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

The following recent developments pertaining to legal proceedings described in our Form 10-K are furnished on a supplemental basis:

In February 2012, we filed separate motions for partial summary judgment on the Loss Damage Waiver and the Environmental Recovery Fee claims and we filed a motion to decertify the class in Davis Landscape, Ltd. et al. v. Hertz Equipment Rental Corporation.

In March 2012, the federal magistrate entered an order in Fun Services of Kansas City, Inc. v. Hertz Equipment Rental Corporation requiring the parties to engage in mediation and report back to her regarding their progress by June 6, 2012.

Aside from the above mentioned, none of the other legal proceedings described in our Form 10-K have experienced any material changes.

As previously disclosed, on June 15, 2011 we received a subpoena from the staff of the Securities and Exchange Commission, or "SEC," seeking production of documents related to our proposed business combination with Dollar Thrifty Automotive Group, Inc. We are cooperating fully with the SEC's investigation. We do not expect this investigation to have any effect on a proposed business combination with Dollar Thrifty.

In addition to the above mentioned and those described in our Form 10-K or in our other filings with Securities and Exchange Commission, various other legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. Other than with respect to the aggregate claims for public liability and property damage pending against us, management, based on the advice of legal counsel, does not believe that any of the matters resolved, or pending against us, are material to us and our subsidiaries taken as a whole.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

We have established reserves for matters where we believe that the losses are probable and reasonably estimated. Other than with respect to the aggregate reserve established for claims for public liability and property damage, none of those reserves are material. For matters where we have not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. Litigation is subject to many uncertainties and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed in our Form 10-K or in our other filings with Securities and Exchange Commission, could be decided unfavorably to us or any of our subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to our consolidated financial condition, results of operations or cash flows in any particular reporting period.

Note 16—Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share (in millions of dollars, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Basic and diluted loss per share:
Numerator:
Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(56.3)	$(132.6)

Denominator:
Weighted average shares used in basic and diluted computation	418.1	414.1

Loss per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, basic	$(0.13)	$(0.32)
Loss per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, diluted	$(0.13)	$(0.32)

Diluted loss per share computations for the three months ended March 31, 2012 and 2011 excluded the weighted-average impact of the assumed exercise of approximately 19.4 million and 21.6 million stock options, RSUs and PSUs, respectively, because such impact would be antidilutive. Additionally, for the three months ended March 31, 2012 and 2011, there was no impact to the diluted loss per share computations associated with the outstanding Convertible Senior Notes, because such impact would be anti-dilutive

Note 17—Subsequent Events

In April 2012, Hertz paid off the remaining $70.0 million of debt outstanding under the U.S. ABS Program Series 2011-2 U.S. Fleet Variable Funding Notes and terminated the facility.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained or incorporated by reference in this Report and in reports we subsequently file with the United States Securities and Exchange Commission, or the "SEC," on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K.

Some important factors that could affect our actual results include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under "Item 1A—Risk Factors" included in Hertz Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC, on February 27, 2012, or our "Form 10-K" and the following:

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

Car Rental

In the U.S., as of March 31, 2012, the percentage of non-program cars was 84% as compared to 77% as of March 31, 2011. Internationally, as of March 31, 2012, the percentage of non-program cars was 75%, compared to 65% as of March 31, 2011. In the U.S., as of December 31, 2011, the percentage of non-program cars was 79% as compared to 72% as of December 31, 2010. Internationally, as of December 31, 2011, the percentage of non-program cars was 75%, compared to 70% as of December 31, 2010.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

In the three months ended March 31, 2012, our monthly per vehicle depreciation costs decreased as compared to the prior year period due to improved residual values in the U.S., a continued move towards a greater proportion of non-program vehicles, mix optimization and improved procurement and remarketing efforts. We believe the positive trending of residual values is primarily due to continued short supply of used vehicle inventory and improving consumer confidence. This, along with an overall strong car sales market (with fewer incentives on new vehicle sales), is expected to keep the demand for nearly new used vehicles on a positive trend for the near term.

For the three months ended March 31, 2012, we experienced a 9.6% increase in transaction days versus the prior period in the United States while rental rate revenue per transaction day, or "RPD," declined by 4.4% compared to the three months ended March 31, 2011. During the three months ended March 31, 2012, in our European operations, we experienced a 3.2% decline in transaction days and a 2.8% decline in RPD compared to the three months ended March 31, 2011.

Our U.S. off-airport operations represented $283.8 million and $262.3 million of our total car rental revenues in the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we have approximately 2,245 off-airport locations. Our strategy includes selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy also includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.

On September 1, 2011, Hertz acquired 100% of the equity interest in Donlen, a leading provider of fleet leasing and management services for corporate fleets that, for the three months ended March 31, 2012, had an average of approximately 141,500 vehicles under lease and management. Donlen provides Hertz an immediate leadership position in long-term car, truck and equipment leasing and fleet management. Donlen's fleet management programs provide outsourced solutions to reduce fleet operating costs and improve driver productivity. These programs include administration of preventive maintenance, advisory services, and fuel and accident management along with other complementary services. This transaction is part of the overall growth strategy of Hertz to provide the most flexible transportation programs for corporate and general consumers. Additionally, Donlen brings to Hertz a specialized consulting and technology expertise that will enable us to model, measure and manage fleet performance more effectively and efficiently.

As of March 31, 2012, our worldwide car rental operations had a total of approximately 8,650 corporate and licensee locations in approximately 150 countries in North America, Europe, Latin America, Asia, Australia, Africa, the Middle East and New Zealand.

While Hertz Holdings withdrew its exchange offer for Dollar Thrifty's common stock in October 2011, we continue to believe that a merger with Dollar Thrifty is in the best interests of both companies. We believe we have made substantial progress toward our goal to obtaining antitrust clearance that would allow us to consider the terms on which we might move forward with that acquisition. We have agreed on the material terms of a divestiture of our Advantage business with a potential buyer, contingent on a

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

successful acquisition of Dollar Thrifty and have provided those terms to the staff at the Federal Trade Commission, or "FTC." We are optimistic this divestiture will satisfy the FTC staff. In addition, Hertz has made significant progress in negotiating a draft consent order with the FTC staff. We are working with the FTC staff on the next steps toward obtaining a final consent order from the FTC. We can offer no assurance that any transaction with Dollar Thrifty will be consummated.

Equipment Rental

HERC experienced higher rental volumes and pricing for three months ended March 31, 2012 compared to the prior year period as the industry continued its recovery in North America. We continued to see growth in our specialty services such as Pump & Power, Industrial Plant Services and Hertz Entertainment Services capitalizing on the opportunities in these strategic markets. Additionally, there are increased opportunities for the remainder of 2012 as the uncertain economic outlook makes rental solutions attractive to customers, enabling HERC and other large rental companies to gain market share.

As of March 31, 2012, HERC had a total of approximately 325 branches in the U.S., Canada, France, Spain, China and Saudi Arabia.

Seasonality

Our car rental and equipment rental operations are seasonal businesses, with decreased levels of business in the winter months and heightened activity during the spring and summer. We have the ability to dynamically manage fleet capacity, the most significant portion of our cost structure, to meet market demand. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, fleet and staff are decreased accordingly. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements, including efficiency initiatives and the use of our information technology systems, to help manage our variable costs. Approximately two-thirds of our typical annual operating costs represent variable costs, while the remaining one-third is fixed or semi-fixed. We also maintain a flexible workforce, with a significant number of part time and seasonal workers. However, certain operating expenses, including rent, insurance, and administrative overhead, remain fixed and cannot be adjusted for seasonal demand. Revenues related to our fleet leasing and management services are generally not seasonal.

Restructuring

During the first quarter of 2012, we continued to streamline operations and reduce costs with the closure of several car rental and equipment rental locations globally as well as a reduction in our workforce by approximately 65 employees.

For the three months ended March 31, 2012 and 2011, our consolidated statement of operations includes restructuring charges of $9.4 million and $4.9 million, respectively.

Additional efficiency and cost saving initiatives are being developed, however, we presently do not have firm plans or estimates of any related expenses. See Note 12 to the Notes to our condensed consolidated financial statements included in this Report.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Summary

The following table sets forth the percentage of total revenues represented by the various line items in our consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in millions of dollars):

			Percentage of Revenues
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Revenues:
Car rental	$1,623.2	$1,478.9	82.8%	83.1%
Equipment rental	301.3	268.1	15.4	15.1
Other	36.4	33.0	1.8	1.8

Total revenues	1,960.9	1,780.0	100.0	100.0

Expenses:
Direct operating	1,115.1	1,073.7	56.9	60.3
Depreciation of revenue earning equipment and lease charges	514.1	436.1	26.2	24.5
Selling, general and administrative	207.8	182.2	10.6	10.2
Interest expense	162.3	196.9	8.3	11.1
Interest income	(1.1)	(1.9)	(0.1)	(0.1)
Other (income) expense, net	(0.5)	51.9	—	2.9

Total expenses	1,997.7	1,938.9	101.9	108.9

Loss before income taxes	(36.8)	(158.9)	(1.9)	(8.9)
(Provision) benefit for taxes on income	(19.5)	30.0	(1.0)	1.7

Net loss	(56.3)	(128.9)	(2.9)	(7.2)
Less: Net income attributable to noncontrolling interest	—	(3.7)	—	(0.2)

Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(56.3)	$(132.6)	(2.9)%	(7.4)%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of March 31, 2012 and 2011:

	Three Months Ended or as of March 31,
	2012	2011
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	6,388	6,028
Domestic (Hertz)	4,837	4,479
International (Hertz)	1,551	1,549
Worldwide transaction days (in thousands)(a)	31,669	29,650
Domestic (Hertz)	22,825	20,821
International (Hertz)	8,844	8,829
Worldwide rental rate revenue per transaction day(b)	$40.36	$41.99
Domestic (Hertz)	$39.54	$41.34
International (Hertz)	$42.48	$43.51
Worldwide average number of cars during the period	595,300	427,300
Domestic (Hertz company-operated)	320,500	295,600
International (Hertz company-operated)	133,300	131,700
Donlen (under lease and maintenance)	141,500	N/A
Adjusted pre-tax income (in millions of dollars)(c)	$91.6	$61.3
Worldwide revenue earning equipment, net (in millions of dollars)	$9,354.1	$7,714.2
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$274.3	$241.5
Same store revenue growth, including growth initiatives(e)	8.9%	10.6%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,902.0	$2,756.8
Adjusted pre-tax income (in millions of dollars)(c)	$25.9	$10.2
Revenue earning equipment, net (in millions of dollars)	$1,911.1	$1,687.1

(a)
Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units in the U.S. and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The optional insurance products are packaged within certain negotiated corporate, government and membership programs and within certain retail rates being charged. Based upon these existing programs and rate packages, management believes that these optional insurance products should be consistently included in the daily pricing of car rental transactions. On the other hand, non-rental rate revenue items such as refueling and concession pass-through expense items are driven by factors beyond the control of management (i.e. the price of fuel and the concession fees charged by airports). Additionally, NeverLost units are an optional revenue product which management does not consider to be part of their daily pricing of car rental transactions. The following table reconciles our

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

  car rental revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2011 foreign exchange rates) for the three months ended March 31, 2012 and 2011 (in millions of dollars, except as noted):

	Three Months Ended March 31,
	2012	2011
Car rental segment revenues	$1,658.2	$1,510.3
Non-rental rate revenue	(369.3)	(245.6)
Foreign currency adjustment	(10.8)	(19.8)

Rental rate revenue	$1,278.1	$1,244.9

Transaction days (in thousands)	31,669	29,650
Rental rate revenue per transaction day (in whole dollars)	$40.36	$41.99
(c)
Adjusted pre-tax income is calculated as income (loss) before income taxes plus non-cash purchase accounting charges, non-cash debt charges relating to the amortization and write-off of debt financing costs and debt discounts and certain one-time charges and non-operational items. Adjusted pre-tax income is important to management because it allows management to assess operational performance of our business, exclusive of the items mentioned above. It also allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally. The contribution of our reportable segments to adjusted pre-tax income and reconciliation to consolidated amounts are presented below (in millions of dollars):

	Three Months Ended March 31,
	2012	2011
Adjusted pre-tax income:
Car rental	$91.6	$61.3
Equipment rental	25.9	10.2

Total reportable segments	117.5	71.5
Adjustments:
Other reconciling items(1)	(88.1)	(87.5)
Purchase accounting(2)	(24.1)	(20.6)
Non-cash debt charges(3)	(25.2)	(59.9)
Restructuring charges	(9.4)	(4.9)
Restructuring related charges(4)	(0.6)	(0.5)
Acquisition related costs	(6.9)	(2.8)
Management transition costs	—	(2.5)
Premiums paid on debt(5)	—	(51.7)

Loss before income taxes	$(36.8)	$(158.9)

  (1)
  Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities such as our third-party claim management services.

  (2)
  Represents the purchase accounting effects of the Acquisition on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities. Also represents the purchase accounting effects of subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets.

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
(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2011 foreign exchange rates) for the three months ended March 31, 2012 and 2011 (in millions of dollars):

	Three Months Ended March 31,
	2012	2011
Equipment rental segment revenues	$302.1	$268.2
Equipment sales and other revenue	(26.3)	(23.3)
Foreign currency adjustment	(1.5)	(3.4)

Rental and rental related revenue	$274.3	$241.5

(e)
Same store revenue growth is calculated as the year over year change in revenue for locations that are open at the end of the period reported and have been operating under our direction for more than twelve months. The same store revenue amounts are adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends.

REVENUES

	Three Months Ended March 31,
(in millions of dollars)	2012	2011	$ Change	% Change
Revenues by Segment
Car rental	$1,658.2	$1,510.3	$147.9	9.8%
Equipment rental	302.1	268.2	33.9	12.6%
Other reconciling items	0.6	1.5	(0.9)	(61.7)%

Total revenues	$1,960.9	$1,780.0	$180.9	10.2%

Car Rental Segment

Revenues from our car rental segment increased 9.8%, primarily as a result of increases in car rental transaction days worldwide of 6.8%, refueling fees of $8.3 million and airport concession recovery fees of $4.8 million. The three months ended March 31, 2012 also includes $110.4 million of revenues related to Donlen which was acquired on September 1, 2011. These increases were partly offset by a decrease in worldwide RPD and the effects of foreign currency translation of approximately $7.6 million.

RPD for worldwide car rental for the three months ended March 31, 2012 decreased 3.9% from 2011, due to decreases in U.S. and International RPD of 4.4% and 2.4%, respectively. U.S. off-airport RPD decreased by 3.3% and U.S. airport RPD decreased 4.6%. U.S. RPD was negatively impacted by a mix

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

shift to longer life, lower RPD rentals (including mix shift towards off-airport and the Advantage brand). International RPD decreased primarily due to a decrease in Europe's airport RPD which was due to the competitive pricing environment and uncertain economic conditions.

Equipment Rental Segment

Revenues from our equipment rental segment increased 12.6%, primarily due to increases of 9.3% and 3.7% in equipment rental volumes and pricing, respectively, partially offset by the effects of foreign currency translation of approximately $2.0 million. The increase in volume was primarily due to strong industrial and improving construction performance. Our acquisition of Cinelease in January 2012 also contributed to the revenue increase. Our pricing metric now reflects our adoption of the American Rental Association methodology.

Other

Revenues from all other sources decreased $0.9 million, primarily due to a decrease in revenues from our third-party claim management services.

EXPENSES

	Three Months Ended March 31,
(in millions of dollars)	2012	2011	$ Change	% Change
Expenses:
Fleet related expenses	$251.1	$249.9	$1.2	0.5%
Personnel related expenses	381.4	366.0	15.4	4.2%
Other direct operating expenses	482.6	457.8	24.8	5.4%

Direct operating	1,115.1	1,073.7	41.4	3.9%
Depreciation of revenue earning equipment and lease charges	514.1	436.1	78.0	17.9%
Selling, general and administrative	207.8	182.2	25.6	14.0%
Interest expense	162.3	196.9	(34.6)	(17.6)%
Interest income	(1.1)	(1.9)	0.8	(41.1)%
Other (income) expense, net	(0.5)	51.9	(52.4)	(100.9)%

Total expenses	$1,997.7	$1,938.9	$58.8	3.0%

Total expenses increased 3.0%, but total expenses as a percentage of revenues decreased from 108.9% for the three months ended March 31, 2011 to 101.9% for the three months ended March 31, 2012.

Direct Operating Expenses

Car Rental Segment

Direct operating expenses for our car rental segment of $929.7 million for the three months ended March 31, 2012 increased 2.9% from $903.8 million for the three months ended March 31, 2011 as a result of increases in other direct operating expenses and personnel related expenses, partially offset by lower fleet related expenses.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

  Other direct operating expenses for our car rental segment of $417.6 million for the three months ended March 31, 2012 increased $18.8 million, or 4.7% from the three months ended March 31, 2011. The increase was primarily related to increases in field administrative expenses of $4.5 million, facilities expense of $3.7 million, concession fees of $3.7 million, commissions of $3.0 million, and restructuring and restructuring related charges of $3.0 million. These increases were primarily a result of improved worldwide rental volume demand, additional locations associated with off-airport expansion and increased litigation expenses.

  Personnel related expenses for our car rental segment of $311.0 million for the three months ended March 31, 2012 increased $10.8 million, or 3.6% from the three months ended March 31, 2011. The increase was primarily related to increases in salaries associated with improved volume and compensation for employees at additional U.S. off-airport locations in 2012.

  Fleet related expenses for our car rental segment of $201.1 million for the three months ended March 31, 2012 decreased $3.8 million, or 1.8% from the three months ended March 31, 2011. The decrease was primarily related to lower vehicle damage costs due to higher collections from customers on damaged or wrecked vehicles. Fleet related expenses were also lower due to reduced fleet levels in Europe associated with decreased volume, as well as the effects of foreign currency translation. These decreases were partially offset by increases in gasoline costs.

Equipment Rental Segment

Direct operating expenses for our equipment rental segment of $187.4 million for the three months ended March 31, 2012 increased 9.7% from $170.8 million for the three months ended March 31, 2011 as a result of increases in other direct operating expenses, personnel related expenses and fleet related expenses.

  Other direct operating expenses for our equipment rental segment of $76.3 million for the three months ended March 31, 2012 increased $6.5 million, or 9.3% from the three months ended March 31, 2011. The increase was primarily related to $3.1 million of other direct operating expenses associated with Cinelease, which was acquired in January 2012, as well as higher legal expenses of $1.3 million, cost of sales of $0.9 million, and restructuring and restructuring related charges of $0.7 million.

  Personnel related expenses for our equipment rental segment of $61.2 million for the three months ended March 31, 2012 increased $5.2 million, or 9.2%, from the three months ended March 31, 2011. The increase was primarily related to incentives of $2.0 related mainly to improved results, and salaries and related expenses of $2.1 million. Additionally, Cinelease added $1.5 million of personnel related expenses.

  Fleet related expenses for our equipment rental segment of $49.9 million for the three months ended March 31, 2012 increased $5.0 million, or 11.0% from the three months ended March 31, 2011. The increase was primarily related to increased rental volume resulting in higher maintenance costs of $1.5 million, increased freight and delivery costs of $1.1 million, and increased insurance, license and tax expenses of $0.9 million. Additionally, Cinelease added $0.9 million of fleet related expenses.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Depreciation of Revenue Earning Equipment and Lease Charges

Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our car rental segment of $451.7 million for the three months ended March 31, 2012 increased 22.5% from $368.9 million for the three months ended March 31, 2011. The increase was primarily due to the acquisition of Donlen and its related depreciation expense of $90.0 million, as well as an increase in average fleet size of 6.2% (exclusive of vehicles acquired through the Donlen acquisition). These increases were partially offset by an improvement in certain vehicle residual values and a higher mix of non-program vehicles.

Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our equipment rental segment of $62.4 million for the three months ended March 31, 2012 decreased 7.2% from $67.2 million for the three months ended March 31, 2011. The decrease was primarily due to higher residual values on the disposal of used equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $25.6 million or 14.0% from the prior year period, due to increases in administrative expenses, advertising expenses and sales promotion expenses.

  Administrative expenses increased $17.6 million, or 15.6%, primarily due to the acquisition of Donlen, which added $6.1 million in administrative expenses. Additionally, consultant fees increased $4.0 million, salaries and related expenses increased $3.5 million, legal expense increased $2.7 million, incentives increased $1.6 million and benefits expenses increased $1.3 million. These increases were partially offset by the effects of foreign currency translation of approximately $3.1 million.

  Advertising expenses increased $8.2 million, or 24.6%, primarily due to increased media advertising, higher airline miles expense associated with increased volume, and costs related to our new customer loyalty program.

  Sales promotion expenses decreased $0.2 million, or 0.4%, primarily related to the effects of foreign currency translation.

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $80.5 million for the three months ended March 31, 2012 increased 6.7% from $75.4 million for the three months ended March 31, 2011. The increase was primarily due to the Donlen acquisition, an increase in the weighted average debt outstanding as result of an increased fleet size and a slight increase in the weighted average interest rate.

Equipment Rental Segment

Interest expense for our equipment rental segment of $12.8 million for the three months ended March 31, 2012 increased 15.9% from $11.1 million for the three months ended March 31, 2011. The increase was

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

primarily due to an increase in Senior Term Facility and Senior ABL Facility interest rates and an increase in weighted average debt outstanding as a result of an increase in average fleet size.

Other

Other interest expense relating to interest on corporate debt of $69.0 million for the three months ended March 31, 2012 decreased 37.5% from $110.4 million for the three months ended March 31, 2011. The decrease was primarily due to the prior year's write-off of unamortized debt costs in connection with the refinancing of our Senior Term Facility and Senior ABL Facility, and with the redemption of our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes, partly offset by the write-off of unamortized debt costs of our remaining 8.875% Senior Notes and our 7.875% Senior Notes in 2012, and also due to a decrease in the weighted average debt outstanding and interest rates.

Interest Income

Interest income decreased $0.8 million from the prior year period.

Other (Income) Expense, Net

Other (income) expense, net for the three months ended March 31, 2012 and 2011, reflected income of $0.5 million and expense of $51.9 million, respectively. The expense in 2011 was primarily due to $51.7 million in premiums paid in connection with the redemption of our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes.

ADJUSTED PRE-TAX INCOME

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $91.6 million increased 49.5% from $61.3 million for the three months ended March 31, 2011. The increase was primarily due to stronger volumes, improved residual values and disciplined cost management, partly offset by decreased pricing. Adjustments to our car rental segment income before income taxes for the three months ended March 31, 2012 totaled $30.1 million (which consists of purchase accounting of $13.1 million, non-cash debt charges of $11.2 million and restructuring and restructuring related charges of $5.8 million). Adjustments to our car rental segment income before income taxes for the three months ended March 31, 2011 totaled $20.3 million (which consists of non-cash debt charges of $10.2 million, purchase accounting of $8.1 million, restructuring and restructuring related charges of $1.5 million and loss on derivatives of $0.5 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $25.9 million increased 153.9% from $10.2 million for the three months ended March 31, 2011. The increase was primarily due to stronger volumes and pricing, strong cost management performance and higher residual values on the disposal of used equipment. Adjustments to our equipment rental segment income before income taxes for the three months ended March 31, 2012 totaled $15.7 million (which consists of purchase accounting of $10.0 million, restructuring and restructuring related charges of $4.2 million and non-cash debt charges of $1.5 million). Adjustments to our equipment rental income before income taxes for the three months ended March 31, 2011 totaled $18.0 million (which consists of purchase accounting of $11.6 million,

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

restructuring charges of $3.9 million and non-cash debt charges of $2.5 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

(PROVISION) BENEFIT FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST AND NET LOSS ATTRIBUTABLE TO HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES' COMMON STOCKHOLDERS

	Three Months Ended March 31,
(in millions of dollars)	2012	2011	$ Change	% Change
Loss before income taxes	$(36.8)	$(158.9)	$122.1	(76.8)%
(Provision) benefit for taxes on income	(19.5)	30.0	(49.5)	N/M

Net loss	(56.3)	(128.9)	72.6	(56.3)%
Less: Net income attributable to noncontrolling interest	—	(3.7)	3.7	(100.0)%

Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$(56.3)	$(132.6)	$76.3	(57.5)%

(Provision) Benefit for Taxes on Income

The effective tax rate for the three months ended March 31, 2012 was (53.0)% as compared to 18.8% in the three months ended March 31, 2011. The provision for taxes on income increased $49.5 million, primarily due to lower loss before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest decreased $3.7 million due to Hertz's purchase of the noncontrolling interest of Navigation Solutions, L.L.C. on December 31, 2011, thereby increasing its ownership interest from 65% to 100%.

Net Loss Attributable to Hertz Global Holdings, Inc. and Subsidiaries' Common Stockholders

The net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders decreased 57.5% primarily due to higher rental volumes in our worldwide car and equipment rental operations, improved residual values on the disposal of certain vehicles and used equipment, disciplined cost management and increased pricing in our equipment rental operations, partly offset by lower pricing in our worldwide car rental operations. The impact of changes in exchange rates on net income was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

LIQUIDITY AND CAPITAL RESOURCES

Our domestic and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States and internationally.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Cash Flows

As of March 31, 2012, we had cash and cash equivalents of $594.7 million, a decrease of $337.1 million from $931.8 million as of December 31, 2011. The following table summarizes such decrease:

	Three Months Ended March 31,
(in millions of dollars)	2012	2011	$ Change
Cash provided by (used in):
Operating activities	$492.0	$165.6	$326.4
Investing activities	(715.8)	(303.9)	(411.9)
Financing activities	(121.3)	(891.8)	770.5
Effect of exchange rate changes	8.0	21.7	(13.7)

Net change in cash and cash equivalents	$(337.1)	$(1,008.4)	$671.3

During the three months ended March 31, 2012, we generated $326.4 million more cash from operating activities compared with the same period in 2011. The increase was primarily due to the timing of our vendor payments and a result of improvements in the operating performance of our business.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. During the three months ended March 31, 2012, we used $411.9 million more cash for investing activities compared with the same period in 2011. The increase in the use of funds was primarily due to increases in revenue earning equipment expenditures and acquisitions during the period, partly offset by increases in the proceeds from the disposal of revenue earning equipment in our car rental operations and an increase in the year-over-year change in restricted cash and cash equivalents. The increase in the proceeds from the disposal of revenue earning equipment in our car rental operations was primarily related to improved residual values. The increase in revenue earning equipment expenditures was primarily due to higher car and equipment rental volumes. As of March 31, 2012 and December 31, 2011, we had $211.9 million and $308.0 million, respectively, of restricted cash and cash equivalents to be used for the purchase of revenue earning vehicles and other specified uses under our fleet financing facilities, our Like Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. The decrease in restricted cash and cash equivalents of $96.1 million from December 31, 2011 to March 31, 2012, primarily related to the timing of purchases and sales of revenue earning vehicles.

During the three months ended March 31, 2012, we used $770.5 million less cash for financing activities compared with the same period in 2011. The decrease was primarily due to payment of a greater amount of long-term debt in the prior year.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Capital Expenditures

The tables below set forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds on a cash basis consistent with our consolidated statements of cash flows, by quarter for 2012 and 2011 (in millions of dollars).

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2012
First Quarter	$2,648.7	$(2,009.3)	$639.4	$74.2	$(47.6)	$26.6

2011
First Quarter	$1,963.8	$(1,690.2)	$273.6	$56.8	$(14.5)	$42.3

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Revenue earning equipment expenditures
Car rental	$2,524.7	$1,792.2	$732.5	40.9%
Equipment rental	124.0	171.6	(47.6)	(27.7)%

Total	$2,648.7	$1,963.8	$684.9	34.9%

The increase in our car rental operations revenue earning equipment expenditures was primarily due to higher rental volumes during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 which required us to increase our fleet levels. The decrease in our equipment rental operations revenue earning equipment expenditures was primarily due to the timing of purchases and payments as well as due to better utilization of our existing equipment during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Property and equipment expenditures
Car rental	$59.2	$47.7	$11.5	24.0%
Equipment rental	8.2	8.6	(0.4)	(4.1)%
Other	6.8	0.5	6.3	N/M

Total	$74.2	$56.8	$17.4	30.7%

The net increase in property and equipment expenditures were primarily due to increased locations in our car rental operations, continued improvement in economic conditions and business performance during the quarter.

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

As of March 31, 2012, we had $11,425.7 million of total indebtedness outstanding. Cash paid for interest during the three months ended March 31, 2012, was $126.9 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of March 31, 2012 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet debt. For a description of these amounts, see Note 7 to the Notes to our condensed consolidated financial statements included in this Report as well as "Borrowing Capacity and Availability," below.

Maturities

The aggregate amounts of maturities of debt for each of the twelve-month periods ending March 31 (in millions of dollars) are as follows:

2013	$4,920.2	(including $4,070.5 of other short-term borrowings*)
2014	$285.5
2015	$1,210.7
2016	$921.7
2017	$244.1
After 2017	$3,909.0

*
Our short-term borrowings as of March 31, 2012 include, among other items, the amounts outstanding under the European Securitization, Australian Securitization, Senior ABL Facility, U.S. Fleet Financing Facility, U.S. Fleet Variable Funding Notes, Brazilian Fleet Financing Facility, Canadian Securitization, Capitalized Leases, European Revolving Credit Facility and the Donlen GN II Variable Funding Notes. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. Short-term borrowings also include the Convertible Senior Notes which became convertible on January 1, 2012 and remain as such through June 30, 2012.

We believe that cash generated from operations and cash received on the disposal of vehicles and equipment, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt maturities over the next twelve months.

In February 2012, Hertz called the remainder of its outstanding 8.875% Senior Notes due 2014 and 7.875% Senior Notes due January 2014 for redemption. Hertz redeemed these notes in full in March 2012.

In March 2012, Hertz issued an additional $250 million aggregate principal of the 6.75% Senior Notes due 2019. The proceeds of this March 2012 offering were used to redeem all of it outstanding 8.875% Senior Notes due 2014 and together with cash on hand, all of its outstanding 7.875% Senior Notes due 2014 which resulted in the write-off of unamortized debt costs of $3.2 million.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of March 31, 2012, we were not subject to such contractually specified fixed charge coverage ratio.

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

Borrowing Capacity and Availability

As of March 31, 2012, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,320.3	$953.6

Total Corporate Debt	1,320.3	953.6

Fleet Debt
U.S. Fleet Variable Funding Notes	618.1	159.7
Donlen GN II Variable Funding Notes	20.1	20.1
U.S. Fleet Financing Facility	29.0	29.0
European Revolving Credit Facility	249.0	91.0
European Securitization	282.9	26.2
Canadian Securitization	140.2	4.9
Australian Securitization	94.6	3.6
Capitalized Leases	230.2	25.2

Total Fleet Debt	1,664.1	359.7

Total	$2,984.4	$1,313.3

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

We refer to "Availability Under Borrowing Base Limitation" as the lower of Remaining Capacity or the borrowing base less the principal amount of debt then-outstanding under such facility (i.e., the amount of debt we could borrow given the collateral we possess at such time).

As of March 31, 2012, the Senior Term Facility had approximately $0.3 million available under the letter of credit facility and the Senior ABL Facility had $1,086.5 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.

Some of these special purpose entities are consolidated variable interest entities, of which Hertz is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of March 31, 2012 and December 31, 2011, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of loans receivable and revenue earning equipment of $383.0 million and $456.3 million, respectively, and total liabilities primarily comprised of debt of $382.5 million and $455.8 million, respectively.

Off-Balance Sheet Commitments and Arrangements

As of March 31, 2012 and December 31, 2011, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of March 31, 2012 and December 31, 2011, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed consolidated balance sheets in "Accrued liabilities" were $1.5 million and $1.5 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials therein, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of March 31, 2012, our net loss would increase by an estimated $29.5 million over a twelve-month period.

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

For the three months ended March 31, 2012, our consolidated statement of operations contained realized and unrealized losses relating to the effects of foreign currency of $4.4 million.

See Note 13 to the Notes to our condensed consolidated financial statements included in this Report.

Other Risks

We purchase unleaded gasoline and diesel fuel at prevailing market rates and maintain a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. For the three months ended March 31, 2012, we recognized a gain of $1.8 million in "Direct operating" on our consolidated statement of operations relating to our gasoline swaps. See Note 13 to the Notes to our condensed consolidated financial statements included in this Report.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Income Taxes

In January 2006, we implemented a LKE Program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes for fiscal years 2006, 2007, 2008 and 2009 and part of 2010. A LKE Program for HERC has also been in place for several years. The program allows tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. Over the last few years, for strategic purposes, such as cash management and fleet reduction, we have recognized some taxable gains in the program. In 2009, the bankruptcy filing of an original equipment manufacturer, or "OEM," also resulted in minimal gain recognition. We had sufficient net operating losses to fully offset the taxable gains recognized. We cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the programs will remain in its current form. An extended reduction in our car rental fleet could result in reduced deferrals in the future, which in turn could require us to make material cash payments for federal and state income tax liabilities. Our inability to obtain replacement financing as our fleet financing facilities mature would likely result in an extended reduction in the fleet. In the event of an extended fleet reduction, we believe the likelihood of making material cash tax payments in the near future is low because of our significant net operating losses. In August 2010, we elected to temporarily suspend the U.S. car rental LKE Program allowing cash proceeds from sales of vehicles to be utilized for various business purposes, including paying down existing debt obligations, future growth initiatives and for general operating purposes. From August 2010 through 2011, recognized tax gains on vehicle dispositions resulting from the LKE suspension were more than offset by 100% tax depreciation on newly acquired vehicles. During 2012 50% bonus depreciation is allowed, which will continue to support suspension of the LKE Program through 2012 without adverse implications. Our federal net operating loss position for U.S. tax purposes will not be adversely effected when the LKE Program is re-instated. The timing of reinstating the LKE Program is under continued analysis.

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

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 5 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." Our 2012 worldwide pre-tax pension expense is expected to be approximately $34.5 million, which would represent an increase of $13.2 million from 2011. The anticipated increase in expense compared to 2011 is primarily due to lower expected rates of return in 2012, lower discount rates at the end of 2011 compared to 2010 and a curtailment gain in the U.K. recorded in 2011.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or "FASB," issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income," requiring companies to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements of net income and other comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. These provisions are effective for us beginning with this quarterly report for the period ended March 31, 2012. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," which defers the timing of implementing only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments.

Other Financial Information

With respect to the unaudited interim financial information of Hertz Global Holdings, Inc. as of March 31, 2012 and for the three-month periods ended March 31, 2012 and 2011 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they applied limited procedures in accordance with professional standards for reviews of such unaudited interim financial information. However, their separate report dated May 4, 2012 included in this Form 10-Q herein states that they did not audit and they do not express an opinion on such unaudited interim financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on such unaudited interim financial information because that report is not a "report" or "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

There is no material change in the information reported under "Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk," included in our Form 10-K for the fiscal year ended December 31, 2011. See "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks," included in this Report.

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 11 to the Notes to our annual audited consolidated financial statements included in our Form 10-K.

The following recent developments pertaining to legal proceedings described in our Form 10-K are furnished on a supplemental basis:

In February 2012, we filed separate motions for partial summary judgment on the Loss Damage Waiver and the Environmental Recovery Fee claims and we filed a motion to decertify the class in Davis Landscape, Ltd. et al. v. Hertz Equipment Rental Corporation.

In March 2012, the federal magistrate entered an order in Fun Services of Kansas City, Inc. v. Hertz Equipment Rental Corporation requiring the parties to engage in mediation and report back to her regarding their progress by June 6, 2012.

Aside from the above mentioned, none of the other legal proceedings described in our Form 10-K have experienced any material changes.

As previously disclosed, on June 15, 2011 we received a subpoena from the staff of the Securities and Exchange Commission, or "SEC," seeking production of documents related to our proposed business combination with Dollar Thrifty Automotive Group, Inc. We are cooperating fully with the SEC's investigation. We do not expect this investigation to have any effect on a proposed business combination with Dollar Thrifty.

ITEM 1A.    RISK FACTORS

There is no material change in the information reported under "Part I—Item 1A—Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and "Part II, Item 1A—Risk Factors."

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

Date: May 4, 2012	HERTZ GLOBAL HOLDINGS, INC. (Registrant)
	By:	/s/ ELYSE DOUGLAS
Elyse Douglas Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
4.2.6	Fourth Supplemental Indenture, dated as of February 27, 2012, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.50% Senior Notes due 2018.
4.2.7
Fifth Supplemental Indenture, dated as of March 30, 2012, among Cinelease Holdings, Inc., Cinelease, Inc., Cinelease, LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.50% Senior Notes due 2018.
4.3.6
Fourth Supplemental Indenture, dated as of February 27, 2012, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021.
4.3.7
Fifth Supplemental Indenture, dated as of March 30, 2012, among Cinelease Holdings, Inc., Cinelease, Inc., Cinelease, LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021.
4.4.6
Third Supplemental Indenture, dated as of February 27, 2012, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019.
4.4.7
Exchange and Registration Rights Agreement, dated as of March 13, 2012, among The Hertz Corporation, the Guarantors named therein, and Barclays Capital Inc., as the Initial Purchaser, relating to the 6.75% Senior Notes due 2019.
4.4.8
Fourth Supplemental Indenture, dated as of March 30, 2012, among Cinelease Holdings, Inc., Cinelease, Inc., Cinelease, LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019.
10.7.8	Form of Price Vested Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan.
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 4, 2012, relating to Financial Information
31.1–31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1–32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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