Form 10-Q
period 2013-06-30
HERTZ GLOBAL HOLDINGS INC
filed 2013-08-02
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2013, 401,512,817 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM l.    Condensed Consolidated Financial Statements (Unaudited)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Hertz Global Holdings, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Hertz Global Holdings, Inc. and its subsidiaries as of June 30, 2013, and the related consolidated statements of operations and of comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, the consolidated statement of changes in equity for the six-month period ended June 30, 2013 and the consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.
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
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 2, 2013

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Millions of Dollars, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$483.1	$533.3
Restricted cash and cash equivalents	393.2	571.6
Receivables, less allowance for doubtful accounts of $26.2 and $25.1	1,656.0	1,886.6
Inventories, at lower of cost or market	128.3	105.7
Prepaid expenses and other assets	765.3	470.1
Revenue earning equipment, at cost:
Cars	15,489.8	12,591.1
Less accumulated depreciation	(2,169.1)	(1,881.0)
Other equipment	3,425.2	3,240.1
Less accumulated depreciation	(1,039.9)	(1,041.9)
Total revenue earning equipment	15,706.0	12,908.3
Property and equipment, at cost:
Land, buildings and leasehold improvements	1,333.7	1,288.8
Service equipment and other	1,257.8	1,261.1
	2,591.5	2,549.9
Less accumulated depreciation	(1,125.9)	(1,113.5)
Total property and equipment	1,465.6	1,436.4
Other intangible assets, net	3,968.5	4,032.1
Goodwill	1,366.3	1,341.9
Total assets	$25,932.3	$23,286.0
LIABILITIES AND EQUITY
Accounts payable	$1,484.5	$999.1
Accrued liabilities	1,184.4	1,180.5
Accrued taxes	134.9	118.6
Debt	17,842.0	15,448.6
Public liability and property damage	327.5	332.2
Deferred taxes on income	2,794.8	2,699.7
Total liabilities	23,768.1	20,778.7
Commitments and contingencies
Equity:
Hertz Global Holdings, Inc. and Subsidiaries stockholders' equity
Preferred Stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 424,617,879 and 421,485,862 shares issued and 401,417,879 and 421,485,862 outstanding	4.2	4.2
Additional paid-in capital	3,265.1	3,234.0
Accumulated deficit	(564.6)	(704.0)
Accumulated other comprehensive loss	(73.3)	(26.9)
	2,631.4	2,507.3
Treasury Stock, at cost, 23,200,000 shares and 0 shares	(467.2)	—
Total Hertz Global Holdings, Inc. and Subsidiaries stockholders' equity	2,164.2	2,507.3
Total liabilities and equity	$25,932.3	$23,286.0
   The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions of Dollars, except share and per share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Car rental	$2,329.5	$1,889.6	$4,414.3	$3,547.9
Equipment rental	384.3	335.0	735.4	637.1
Other	0.8	0.5	1.5	1.1
Total revenues	2,714.6	2,225.1	5,151.2	4,186.1
Expenses:
Direct operating	1,405.9	1,188.9	2,757.1	2,303.1
Depreciation of revenue earning equipment and lease charges	641.1	519.8	1,228.1	1,034.9
Selling, general and administrative	275.0	206.6	526.7	414.3
Interest expense	183.8	152.2	360.6	314.5
Interest income	(2.0)	(0.5)	(3.8)	(1.6)
Other income, net	(1.1)	(0.6)	(1.7)	(1.0)
Total expenses	2,502.7	2,066.4	4,867.0	4,064.2
Income before income taxes	211.9	158.7	284.2	121.9
Provision for taxes on income	(90.5)	(65.8)	(144.8)	(85.3)
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$121.4	$92.9	$139.4	$36.6
Weighted average shares outstanding (in millions):
Basic	400.8	420.0	408.3	419.1
Diluted	465.1	447.4	463.0	447.9
Earnings per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders (See Note 17—Earnings Per Share):
Basic	$0.30	$0.22	$0.34	$0.09
Diluted	$0.27	$0.21	$0.31	$0.08

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions of Dollars)
Unaudited

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
Net income		$121.4		$92.9
Other comprehensive income (loss), net of tax:
Translation adjustment changes	(26.7)		(46.1)
Unrealized holding gains on securities, (net of tax of 2013: $0 and 2012: $0)	2.1		—
Other, (net of tax of 2013: $0 and 2012: $0)	0.1		0.2
Defined benefit pension plans:
Net gains (losses) arising during the period, (net of tax of 2013: $1.5 and 2012: $1.2)	2.3		3.9
Defined benefit pension plans	2.3		3.9
Other comprehensive loss		(22.2)		(42.0)
Comprehensive income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders		$99.2		$50.9

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
Net income		$139.4		$36.6
Other comprehensive income (loss), net of tax:
Translation adjustment changes	(54.0)		(16.5)
Unrealized holding gains on securities, (net of tax of 2013: $0 and 2012: $2.0)	2.1		3.1
Other, (net of tax of 2013: $0 and 2012: $0)	0.1		0.1
Defined benefit pension plans:
Net gains (losses) arising during the period, (net of tax of 2013: $3.2 and 2012: $2.3)	5.4		3.7
Defined benefit pension plans	5.4		3.7
Other comprehensive loss		(46.4)		(9.6)
Comprehensive income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders		$93.0		$27.0

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In Millions of Dollars)
Unaudited

	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
		Shares	Amount
December 31, 2012	$—	421.5	$4.2	$3,234.0	$(704.0)	$(26.9)	$—	$2,507.3
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					139.4			139.4
Other comprehensive loss						(46.4)		(46.4)
Employee stock purchase plan		0.2	—	2.8				2.8
Net settlement on vesting of restricted stock units		0.9	—	(11.7)				(11.7)
Share repurchase(a)							(467.2)	(467.2)
Stock-based employee compensation charges, net of tax				19.7				19.7
Exercise of stock options, net of tax		2.0	—	18.6				18.6
Common shares issued to Directors		—	—	1.7				1.7
June 30, 2013	$—	424.6	$4.2	$3,265.1	$(564.6)	$(73.3)	$(467.2)	$2,164.2
_________________________________________________
(a) In March 2013, Hertz Holdings repurchased 23.2 million shares at a price of $20.14 per share.

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions of Dollars)
Unaudited

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$139.4	$36.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of revenue earning equipment	1,194.8	990.3
Depreciation of property and equipment	101.8	85.5
Amortization of other intangible assets	60.7	39.0
Amortization and write-off of deferred financing costs	26.3	30.6
Amortization and write-off of debt discount	10.5	14.9
Stock-based compensation charges	19.7	15.0
Gain on derivatives	(3.6)	(0.9)
Loss on disposal of business	1.5	0.4
Loss on revaluation of foreign denominated debt	—	2.5
Provision for losses on doubtful accounts	21.4	13.6
Deferred taxes on income	93.5	31.3
Gain on sale of property and equipment	(1.5)	(0.7)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(227.4)	(226.6)
Inventories, prepaid expenses and other assets	(58.6)	(21.0)
Accounts payable	85.3	142.1
Accrued liabilities	(6.1)	7.9
Accrued taxes	15.7	16.8
Public liability and property damage	(14.8)	(6.8)
Net cash provided by operating activities	1,458.6	1,170.5
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	175.4	130.1
Revenue earning equipment expenditures	(6,825.5)	(5,711.0)
Proceeds from disposal of revenue earning equipment	3,742.8	3,608.3
Property and equipment expenditures	(168.1)	(137.2)
Proceeds from disposal of property and equipment	42.5	56.4
Acquisitions, net of cash acquired	(229.2)	(161.8)
Other investing activities	(2.0)	(0.6)
Net cash used in investing activities	$(3,264.1)	$(2,215.8)
   The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Millions of Dollars)
Unaudited

	Six Months Ended June 30,
	2013	2012
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$1,204.4	$270.5
Payment of long-term debt	(320.7)	(643.1)
Short-term borrowings:
Proceeds	332.0	246.7
Payments	(435.9)	(656.2)
Proceeds under the revolving lines of credit	3,680.1	3,535.5
Payments under the revolving lines of credit	(2,217.9)	(1,991.7)
Purchase of noncontrolling interest	—	(38.0)
Proceeds from employee stock purchase plan	2.4	2.0
Proceeds from exercise of stock options	18.6	5.7
Purchase of treasury shares	(467.2)	—
Net settlement on vesting of restricted stock units	(11.7)	(20.0)
Payment of financing costs	(20.6)	(6.9)
Net cash provided by financing activities	1,763.5	704.5
Effect of foreign exchange rate changes on cash and cash equivalents	(8.2)	(4.8)
Net decrease in cash and cash equivalents during the period	(50.2)	(345.6)
Cash and cash equivalents at beginning of period	533.3	931.8
Cash and cash equivalents at end of period	$483.1	$586.2
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$316.4	$281.9
Income taxes	43.0	37.7
Supplemental disclosures of non-cash flow information:
Purchases of revenue earning equipment included in accounts payable and accrued liabilities	$561.6	$598.6
Sales of revenue earning equipment included in receivables	118.8	178.4
Purchases of property and equipment included in accounts payable	58.6	42.1
Sales of property and equipment included in receivables	18.5	9.2
Consideration for acquisitions and divestitures	18.0	—

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background
Hertz Global Holdings, Inc., or “Hertz Holdings,” is a holding company that operates its business through its subsidiaries, including The Hertz Corporation, or “Hertz,” which is our primary operating company and a direct wholly owned subsidiary of Hertz Investors, Inc., which is wholly owned by Hertz Holdings. “We,” “us” and “our” mean Hertz Holdings and its consolidated subsidiaries, including Hertz and Dollar Thrifty Automotive Group, Inc., or "Dollar Thrifty."
We operate our car rental business through the Hertz, Dollar and Thrifty brands from corporate, licensee and franchisee locations in North America, Europe, Latin America, Asia, Australia, Africa, the Middle East and New Zealand and our equipment rental business our equipment rental business segment, we rent equipment through in the United States, Canada, France, Spain, China and Saudi Arabia, as well as through our international licensees. We and our predecessors have been in the car rental business since 1918 and in the equipment rental business since 1965. We also own Donlen Corporation, or "Donlen," based in Northbrook, Illinois, which is a leader in providing fleet leasing and management services.
On November 19, 2012, Hertz completed the acquisition of Dollar Thrifty, a car rental business. On December 12, 2012, Hertz completed the sale of Simply Wheelz LLC, a wholly owned subsidiary of Hertz that operated our Advantage Rent A Car business. See Note 5—Business Combinations and Divestitures.
In May 2013, we announced plans to relocate our worldwide headquarters to Estero, Florida from Park Ridge, New Jersey over a two-year period.
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
The Company has revised its consolidated statement of cash flows to correctly present borrowings and repayments related to its revolving lines of credits on a gross basis. These amounts had previously been presented on a net basis within the financing section. This revision had no impact on the Company's total operating, investing or financing cash flows.
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
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," an amendment to FASB Accounting Standards Codification, or "ASC" Topic 740, Income Taxes, or "FASB ASC Topic 740." This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. This accounting guidance is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.
Note 3—Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
Restricted cash and cash equivalents includes cash and cash equivalents that are not readily available for our normal disbursements. Restricted cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, for our Like-Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. As of June 30, 2013 and December 31, 2012, the portion of total restricted cash and cash equivalents that was associated with our Fleet Debt facilities and LKE Program was $351.6 million and $494.0 million, respectively. The decrease in restricted cash and cash equivalents associated with our fleet of $142.4 million from December 31, 2012 to June 30, 2013 was primarily related to the timing of purchases and sales of revenue earning vehicles.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 4—Goodwill and Other Intangible Assets
The following summarizes the changes in our goodwill, by segment (in millions of dollars):

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2013
Goodwill	$1,287.5	$775.4	$2,062.9
Accumulated impairment losses	(46.1)	(674.9)	(721.0)
	1,241.4	100.5	1,341.9

Goodwill acquired during the period	9.4	—	9.4
Adjustments to previously recorded purchase price allocation(a)	15.0	1.7	16.7
Other changes during the period(b)	(1.6)	(0.1)	(1.7)
	22.8	1.6	24.4

Balance as of June 30, 2013
Goodwill	1,310.3	777.0	2,087.3
Accumulated impairment losses	(46.1)	(674.9)	(721.0)
	$1,264.2	$102.1	$1,366.3

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2012
Goodwill	$419.3	$693.8	$1,113.1
Accumulated impairment losses	(46.1)	(674.9)	(721.0)
	373.2	18.9	392.1

Goodwill acquired during the year	884.9	82.0	966.9
Adjustments to previously recorded purchase price allocation(c)	(15.3)	—	(15.3)
Other changes during the year(d)	(1.4)	(0.4)	(1.8)
	868.2	81.6	949.8

Balance as of December 31, 2012
Goodwill	1,287.5	775.4	2,062.9
Accumulated impairment losses	(46.1)	(674.9)	(721.0)
	$1,241.4	$100.5	$1,341.9
_______________________________________________________________________________

(a)	Consists of adjustments related to purchase accounting and deferred tax during 2013.

(b)	Primarily consists of changes resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

(c)	Consists of deferred tax adjustments recorded during 2012.

(d)	Primarily consists of changes resulting from disposals and the translation of foreign currencies at different exchange rates from the beginning of the year to the end of the year.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Other intangible assets, net, consisted of the following major classes (in millions of dollars):

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$694.6	$(468.5)	$226.1
Other(1)	454.0	(59.8)	394.2
Total	1,148.6	(528.3)	620.3
Indefinite-lived intangible assets:
Trade name	3,330.0	—	3,330.0
Other(2)	18.2	—	18.2
Total	3,348.2	—	3,348.2
Total other intangible assets, net	$4,496.8	$(528.3)	$3,968.5

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$694.7	$(434.0)	$260.7
Other(1)	459.6	(33.8)	425.8
Total	1,154.3	(467.8)	686.5
Indefinite-lived intangible assets:
Trade name	3,330.0	—	3,330.0
Other(2)	15.6	—	15.6
Total	3,345.6	—	3,345.6
Total other intangible assets, net	$4,499.9	$(467.8)	$4,032.1
_______________________________________________________________________________

(1)	Other amortizable intangible assets primarily include Dollar Thrifty concession agreements, Donlen trade name, reacquired franchise rights, non-compete agreements and technology-related intangibles.

(2)	Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.
Amortization of other intangible assets for the three months ended June 30, 2013 and 2012 was approximately $30.2 million and $19.8 million, respectively. Amortization of other intangible assets for the six months ended June 30, 2013 and 2012 was approximately $60.7 million and $39.0 million, respectively. Based on our amortizable intangible assets as of June 30, 2013, we expect amortization expense to be approximately $60.0 million for the remainder of 2013, $116.4 million in 2014, $113.9 million in 2015, $64.9 million in 2016 and $51.8 million in 2017.
Note 5—Business Combinations and Divestitures
Dollar Thrifty Acquisition
On November 19, 2012, Hertz Holdings completed the Dollar Thrifty acquisition pursuant to the terms of the Merger Agreement with Dollar Thrifty and a wholly owned Hertz subsidiary, or "Merger Sub." In accordance with the terms of the Merger Agreement, Merger Sub completed a tender offer in which it purchased a majority of the shares of Dollar Thrifty common stock then outstanding at a price equal to $87.50 per share in cash. Merger Sub subsequently acquired the remaining shares of Dollar Thrifty common stock by means of a short-form merger in which such shares were converted into the right to receive the same $87.50 per share in cash paid in the tender offer. The total purchase price was approximately $2,592.0 million, comprised of $2,551.0 million of cash, including our use of approximately $404.0

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

million of cash and cash equivalents available from Dollar Thrifty, and the fair value of our previously held equity interest in Dollar Thrifty of $41.0 million. As a condition of the Merger Agreement, and pursuant to a divestiture agreement reached with the Federal Trade Commission, or "FTC," Hertz divested its Simply Wheelz subsidiary, which owned and operated the Advantage brand, and secured for the buyer of Advantage certain Dollar Thrifty on-airport car rental concessions. Dollar Thrifty is now a wholly-owned subsidiary of Hertz.
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
Adjustments to the preliminary purchase price allocation have been made to reflect revised estimates of the fair value of the assets acquired and liabilities assumed at November 19, 2012 and is based on the best information available to management at the time of the preparation of this report and is preliminary pending the completion of the final valuation analysis of the Dollar Thrifty assets and liabilities, including the valuation of income taxes. The revisions primarily related to valuation of certain contracts and accrued liabilities, and the resulting changes to goodwill. Providing for these adjustments in previous periods would not have a material impact on the reported operating results for the three month periods ended December 31, 2012 and March 31, 2013.
Unaudited pro forma financial information
The following table presents unaudited pro forma financial information as if the acquisition of Dollar Thrifty had occurred on January 1, 2012 for the period presented below (in millions of dollars).

	Revenue	Earnings
2012 supplemental pro forma for the second quarter of 2012 (combined entity)	$2,555.1	$115.5
2012 supplemental pro forma for the first half of 2012 (combined entity)	$4,812.5	$74.4

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
Other Acquisitions
On April 15, 2013, Hertz entered into definitive agreements with China Auto Rental Holdings, Inc., or ‘‘China Auto Rental,’’ and related parties pursuant to which Hertz made a strategic investment in China Auto Rental. China Auto Rental is the largest car rental company in China. Pursuant to the transaction, Hertz invested cash in, and agreed to contribute its China Rent-a-Car entities to, China Auto Rental. For this investment, Hertz received common stock and a convertible note in return and will receive an additional convertible note upon completion of the contribution. Upon the initial closing of the transaction, which occurred on May 1, 2013, Hertz owns 10% of China Auto Rental’s ordinary shares and has a seat on China Auto Rental’s Board. We have de-consolidated Hertz China Rent-a-Car entities and classified the convertible notes as available for sale securities. Upon conversion of the convertible notes, Hertz would have 18.64% on a fully diluted basis. This transaction will be accounted for under the equity method of accounting in accordance with GAAP.
During the six months ended June 30, 2013, we re-acquired five domestic car rental locations from our former licensees and added five international locations through an external acquisition. These acquisitions are not material to the consolidated amounts presented within our statement of operations for the three-month and six-month periods ended June 30, 2013.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Divestitures
Potential Divestiture of Selected Dollar Thrifty Airport Locations
In order to obtain regulatory approval and clearance for the Dollar Thrifty acquisition, Hertz agreed to dispose of Advantage, to secure for the buyer of Advantage certain on-airport car rental concessions and related assets at certain locations where Dollar Thrifty operated at least one of its brands. As of June 30, 2013, Hertz completed the transfer of most of these Dollar Thrifty locations, and had a remaining loss reserve including estimated support payments, of $15.7 million.
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
Note 6—Taxes on Income
The effective tax rate for the three months ended June 30, 2013 and 2012 was 42.7% and 41.5%, respectively. The effective tax rate for the six months ended June 30, 2013 and 2012 was 50.9% and 70.0%, respectively. The effective tax rate for the full fiscal year 2013 is expected to be approximately 41%. The provision for taxes on income of $90.5 million for the three months ended June 30, 2013 increased from $65.8 million for the three months ended June 30, 2012, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits are not realized, and non-deductible acquisition costs related to the China transaction. The provision for taxes on income of $144.8 million for the six months ended June 30, 2013 increased from $85.3 million for the six months ended June 30, 2012, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits are not realized, and non-deductible acquisition costs related to the China transaction.
Note 7—Depreciation of Revenue Earning Equipment and Lease Charges
Depreciation of revenue earning equipment and lease charges includes the following (in millions of dollars):

	Three Months Ended June 30,
	2013	2012
Depreciation of revenue earning equipment	$611.8	$539.5
Adjustment of depreciation upon disposal of revenue earning equipment	11.3	(41.2)
Rents paid for vehicles leased	18.0	21.5
Total	$641.1	$519.8

	Six Months Ended June 30,
	2013	2012
Depreciation of revenue earning equipment	$1,184.8	$1,070.9
Adjustment of depreciation upon disposal of revenue earning equipment	10.0	(80.6)
Rents paid for vehicles leased	33.3	44.6
Total	$1,228.1	$1,034.9
The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended June 30, 2013 and 2012, included net losses of $17.5 million and net gains of $38.3 million, respectively, on the disposal of vehicles used in our car rental operations and gains of $6.2 million and $2.9 million, respectively, on the disposal of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

industrial and construction equipment used in our equipment rental operations. The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 2013 and 2012, included net losses of $20.8 million and net gains of $73.2 million, respectively, on the disposal of vehicles used in our car rental operations and net gains of $10.8 million and $7.4 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations.
Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the six months ended June 30, 2013, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net decreases of $14.8 million and $15.5 million in depreciation expense for the three-month and six-month periods ended June 30, 2013, respectively. Prospective changes include the impact of car sales channel diversification and acceleration of our retail sales expansion. During the three-month and six-month periods ended June 30, 2013, the depreciation rate changes in certain of our equipment rental operations resulted in a net decrease of $0.1 million and $0.0 million, respectively, in depreciation expense.
Note 8—Debt
Our debt consists of the following (in millions of dollars):

Facility	Average Interest Rate at June 30, 2013(1)	Fixed or Floating Interest Rate	Maturity	June 30, 2013	December 31, 2012
Corporate Debt
Senior Term Facility	3.26%	Floating	3/2018	$2,114.8	$2,125.5
Senior ABL Facility	2.89%	Floating	3/2016	1,005.8	195.0
Senior Notes(2)	6.58%	Fixed	4/2018–10/2022	3,900.0	3,650.0
Promissory Notes	6.96%	Fixed	6/2012–1/2028	48.7	48.7
Convertible Senior Notes	5.25%	Fixed	6/2014	474.7	474.7
Other Corporate Debt	3.51%	Floating	Various	58.5	88.7
Unamortized Net Discount (Corporate)(3)				(23.7)	(37.3)
Total Corporate Debt				7,578.8	6,545.3
Fleet Debt
HVF U.S. ABS Program
HVF U.S. Fleet Variable Funding Notes
HVF Series 2009-1(4)	1.04%	Floating	3/2014	2,590.0	2,350.0
				2,590.0	2,350.0
HVF U.S. Fleet Medium Term Notes
HVF Series 2009-2(4)	5.37%	Fixed	3/2013–3/2015	807.5	1,095.9
HVF Series 2010-1(4)	3.77%	Fixed	2/2014–2/2018	749.8	749.8
HVF Series 2011-1(4)	2.86%	Fixed	3/2015–3/2017	598.0	598.0
HVF Series 2013-1(4)	1.68%	Fixed	8/2016–8/2018	950.0	—
				3,105.3	2,443.7
RCFC U.S. ABS Program
RCFC U.S. Fleet Variable Funding Notes
RCFC Series 2010-3 Notes(4)(5)	1.03%	Floating	12/2013	540.0	519.0
RCFC U.S. Fleet Medium Term Notes

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Facility	Average Interest Rate at June 30, 2013(1)	Fixed or Floating Interest Rate	Maturity	June 30, 2013	December 31, 2012
RCFC Series 2011-1 Notes(4)(5)	2.81%	Fixed	2/2015	500.0	500.0
RCFC Series 2011-2 Notes(4)(5)	3.21%	Fixed	5/2015	400.0	400.0
				1,440.0	1,419.0
Donlen ABS Program
Donlen GN II Variable Funding Notes(4)	1.00%	Floating	12/2013	943.8	899.3
Other Fleet Debt
U.S. Fleet Financing Facility	2.95%	Floating	9/2015	171.0	166.0
European Revolving Credit Facility	2.67%	Floating	6/2015	357.9	185.3
European Fleet Notes	8.50%	Fixed	7/2015	520.5	529.4
European Securitization(4)	2.50%	Floating	7/2014	363.0	242.2
Hertz-Sponsored Canadian Securitization(4)	2.14%	Floating	3/2014	124.2	100.5
Dollar Thrifty-Sponsored Canadian Securitization(4)(5)	2.13%	Floating	8/2014	76.4	55.3
Australian Securitization(4)	4.17%	Floating	12/2014	119.7	148.9
Brazilian Fleet Financing Facility	13.89%	Floating	10/2013	13.0	14.0
Capitalized Leases	4.08%	Floating	Various	429.6	337.6
Unamortized Discount (Fleet)				8.8	12.1
				2,184.1	1,791.3
Total Fleet Debt				10,263.2	8,903.3
Total Debt				$17,842.0	$15,448.6
_______________________________________________________________________________

Note:
For further information on the definitions and terms of our debt, see Note 5 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

(1)	As applicable, reference is to the June 30, 2013 weighted average interest rate (weighted by principal balance).

(2)
References to our "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below. As of June 30, 2013 and December 31, 2012, the outstanding principal amount for each such series of the Senior Notes is as specified below.

	Outstanding Principal (in millions)
Senior Notes	June 30, 2013	December 31, 2012
4.25% Senior Notes due April 2018	$250.0	$—
7.50% Senior Notes due October 2018	700.0	700.0
6.75% Senior Notes due April 2019	1,250.0	1,250.0
5.875% Senior Notes due October 2020	700.0	700.0
7.375% Senior Notes due January 2021	500.0	500.0
6.25% Senior Notes due October 2022	500.0	500.0
	$3,900.0	$3,650.0

(3)	As of June 30, 2013 and December 31, 2012, $27.0 million and $40.6 million, respectively, of the unamortized corporate discount relates to the Convertible Senior Notes.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Maturities
The aggregate amounts of maturities of debt for each of the twelve-month periods ending June 30 (in millions of dollars) are as follows:

2014	$7,503.0	(including $7,215.8 of other short-term borrowings*)
2015	$2,124.4
2016	$1,140.0
2017	$366.5
2018	$2,819.1
After 2018	$3,903.9
_______________________________________________________________________________

*
Our short-term borrowings as of June 30, 2013 include, among other items, the amounts outstanding under the Senior ABL Facility, HVF U.S. Fleet Variable Funding Notes, RCFC U.S. Fleet Variable Funding Notes, Donlen GN II Variable Funding Notes, U.S. Fleet Financing Facility, European Revolving Credit Facility, European Securitization, Hertz-Sponsored Canadian Securitization, Dollar Thrifty-Sponsored Canadian Securitization, Australian Securitization, Brazilian Fleet Financing Facility and Capitalized Leases. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. Short-term borrowings also include the Convertible Senior Notes which became convertible on January 1, 2013 and remain as such through September 30, 2013. As of June 30, 2013, short-term borrowings had a weighted average interest rate of 2.1%.

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
Letters of Credit
As of June 30, 2013, there were outstanding standby letters of credit totaling $664.4 million. Of this amount, $638.0 million was issued under the Senior Credit Facilities. As of June 30, 2013, none of these letters of credit have been drawn upon.
2013 Events
On January 1, 2013, our Convertible Senior Notes became convertible again. This conversion right was triggered because our closing common stock price per share exceeded $10.77 for at least 20 trading days during the 30 consecutive trading day period ending on December 31, 2012. The Convertible Senior Notes continued to be convertible until June 30, 2013, and on July 1, 2013, our Convertible Senior Notes became convertible again. This conversion right was triggered because our closing common stock price per share exceeded $10.77 for at least 20 trading days during the 30 consecutive trading day period ending on June 30, 2013. The Convertible Senior Notes continue to be convertible through September 30, 2013, and may be convertible thereafter, if one or more of the conversion conditions specified in the indenture is satisfied during future measurement periods. In connection with our repurchase of the shares of our common stock in March 2013, we changed our settlement policy to provide that we will settle conversions of our Convertible Senior Notes using 100% shares of our common stock. Previously, we had a policy of settling the conversion of our Convertible Senior Notes using a combination settlement, which called for settling the fixed dollar amount per $1,000 in principal amount in cash and settling in shares the excess conversion value, if any.
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
The net proceeds from the sale of HVF's Series 2013-1 Rental Car Asset Backed Notes was, to the extent permitted by the applicable agreements, (i) used to pay the purchase price of vehicles acquired by HVF pursuant to HVF's U.S. ABS Program (as defined herein), (ii) used to pay the principal amount of other HVF U.S. ABS Program indebtedness

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

that is then permitted or required to be paid or (iii) released to HVF to be distributed to Hertz or otherwise used by HVF for general purposes.
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
In April 2013, Hertz entered into an Amendment No. 2, or "Amendment No. 2," to the Senior Term Facility, primarily to reduce the interest rate applicable to a portion of the outstanding term loans under the Senior Term Facility. Prior to Amendment No. 2, approximately $1,372.0 million of tranche B term loans, or “Tranche B Term Loans”, under the Senior Term Facility bore interest at a floating rate measured by reference to, at Hertz's option, either (i) an adjusted London inter-bank offered rate not less than 1.00 percent plus a borrowing margin of 2.75 percent per annum or (ii) an alternate base rate plus a borrowing margin of 1.75 percent per annum. Pursuant to Amendment No. 2, certain of the existing lenders under the Senior Term Facility converted their existing Tranche B Term Loans into a new tranche of tranche B-2 term loans, or the “Tranche B-2 Term Loans”, in an aggregate principal amount, along with new loans advanced by certain new lenders, of approximately $1,372.0 million. The proceeds of Tranche B-2 Term Loans advanced by the new lenders were used to prepay in full all of the Tranche B Term Loans that were not converted into Tranche B-2 Term Loans.
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
In May 2013, the U.K. Leveraged Financing was amended to provide for additional amounts available under the U.K. Leveraged Financing of £25 million (the equivalent of $38.3 million as of June 30, 2013) for a commitment period running from May 30, 2013 to October 30, 2013.
In May 2013, HVF amended the HVF Series 2009-1 Notes to permit aggregate maximum borrowings of $2,738.8 million (subject to borrowing base availability).
In June 2013, Hertz Holdings Netherlands B.V., an indirect wholly-owned subsidiary of Hertz organized under the laws of Netherlands, or "HHN BV," amended the European Revolving Credit Facility to provide for aggregate maximum borrowings of an additional €100 million (the equivalent of $130.1 million as of June 30, 2013), subject to borrowing base availability, for a commitment period running from June 12, 2013 to December 16, 2013.
In the second quarter of 2013, HC Limited Partnership amended the Hertz-Sponsored Canadian Securitization to extend the maturity from June 2013 to March 2014.
For subsequent events relating to our indebtedness, see Note 18—Subsequent Events.
Registration Rights
Pursuant to the terms of the exchange and registration rights agreement entered into in connection with the issuance of $250 million in aggregate principal amount of the 4.25% Senior Notes due 2018 in March 2013, Hertz agreed to file a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of such notes for registered notes or, in the alternative, the registered resale of such notes. Hertz's failure to meet its obligations under the exchange and registration rights agreement, including by failing to have the registration statement become effective by March 2014 or failing to complete the exchange offer by April 2014, will result in Hertz incurring special interest on such notes at a per annum rate of 0.25% for the first 90 days of any period where any such failure has occurred and is continuing, which rate will be increased by an additional 0.25% during each subsequent 90 day period, up to a maximum of 0.50%. A registration statement on Form S-4 was filed with the SEC on June 26, 2013 covering the exchange of such notes. We do not believe the special interest obligation is probable, and as such, we have not recorded any amounts with respect to this registration payment arrangement.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Guarantees and Security
In February 2013 and March 2013, we added Dollar Thrifty and certain of its subsidiaries as guarantors under certain of our debt instruments and credit facilities including the Senior Term Facility and the Senior Notes. There have been no material changes to the guarantees and security provisions of the debt instruments and credit facilities under which our indebtedness as of June 30, 2013 has been issued from the terms as disclosed in our Form 10-K.
Financial Covenant Compliance
Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of June 30, 2013, we were not subject to such contractually specified fixed charge coverage ratio.
Borrowing Capacity and Availability
As of June 30, 2013, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$357.3	$357.3
Total Corporate Debt	357.3	357.3
Fleet Debt
HVF U.S. Fleet Variable Funding Notes	148.8	—
RCFC U.S. Fleet Variable Funding Notes	60.0	—
Donlen GN II Variable Funding Notes	60.0	—
U.S. Fleet Financing Facility	19.0	—
European Revolving Credit Facility	58.5	—
European Securitization	157.4	—
Hertz-Sponsored Canadian Securitization	85.0	—
Dollar Thrifty-Sponsored Canadian Securitization	66.9	—
Australian Securitization	112.3	—
Total Fleet Debt	767.9	—
Total	$1,125.2	$357.3
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
As of June 30, 2013, the Senior Term Facility had approximately $0.1 million available under the letter of credit facility and the Senior ABL Facility had $1,006.5 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.
Some of these special purpose entities are consolidated variable interest entities, of which Hertz is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of June 30, 2013 and December 31, 2012, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities collectively had total assets primarily comprised of loans receivable and revenue earning equipment of $579.3 million and $440.8 million, respectively, and collectively had total liabilities primarily comprised of debt of $578.8 million and $440.3 million, respectively.
Note 9—Employee Retirement Benefits
The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Pension Benefits				Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Components of Net Periodic
Benefit Cost:
Service cost	$7.1	$7.0	$0.7	$0.3	$—	$0.1
Interest cost	6.9	7.4	2.3	2.3	0.1	0.2
Expected return on plan assets	(7.5)	(8.0)	(3.2)	(3.0)	—	—
Net amortizations	4.0	3.2	0.1	(0.1)	0.1	—
Net pension /
postretirement expense	$10.5	$9.6	$(0.1)	$(0.5)	$0.2	$0.3

	Pension Benefits				Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Components of Net Periodic
Benefit Cost:
Service cost	$14.4	$13.3	$1.3	$0.6	$0.1	$0.2
Interest cost	13.6	13.9	4.6	4.6	0.3	0.4
Expected return on plan assets	(15.0)	(15.3)	(6.3)	(6.0)	—	—
Net amortizations	8.3	6.0	0.2	(0.1)	0.1	—
Net pension /
postretirement expense	$21.3	$17.9	$(0.2)	$(0.9)	$0.5	$0.6
Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time we make contributions beyond those legally required. For the three and six months ended June 30, 2013, we contributed $6.9 million and $10.6 million, respectively, to our worldwide pension plans. For the three and six months ended June 30, 2012, we contributed $11.8 million and $32.2 million, respectively, to our worldwide pension plans. We expect to contribute between $10 million and $20 million to our U.S. plan during the remainder of 2013. The level of future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.
We also sponsor postretirement health care and life insurance benefits for a limited number of employees with hire dates prior to January 1, 1990. The postretirement health care plan is contributory with participants' contributions adjusted annually. An unfunded liability is recorded. We also have a key officer postretirement car benefit plan that

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

provides the use of a vehicle from our fleet and insurance for the participants' benefit for retired Executive Vice Presidents and above who have a minimum of 20 years of service and who retire at age 58 or above. The assigned car benefit is available for 15 years postretirement or until the participant reaches the age of 80, whichever occurs last.
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
Note 10—Stock-Based Compensation
In February 2013, we granted 5,247 Restricted Stock Units, or "RSUs," and 1,707,458 Performance Stock Units, or "PSUs," to certain executives and employees at a grant date fair value of $19.95, under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan." Of the total PSUs awarded 1,136,724 PSUs have a performance condition under which the number of units that will ultimately be awarded will vary from 0% to 150% of the original grant, based on 2013 and combined 2013-2014 Corporate EBITDA results. "EBITDA" means consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation (which includes revenue earning equipment lease charges) and amortization and "Corporate EBITDA," represents EBITDA as adjusted for car rental fleet interest, car rental fleet depreciation and certain other items, as provided in the applicable award agreements. These PSU awards vest evenly over a three year vesting period. Of the total PSUs awarded, 490,632 PSUs have a performance condition under which the number of units that will ultimately be awarded will be 0% to 100% of the original grant. Satisfaction of the performance condition under this grant is contingent upon final 2013 Corporate EBITDA Margin exceeding a minimum level. "Corporate EBITDA Margin" means Corporate EBITDA as a percentage of Consolidated Revenue. These PSU awards vest evenly over a three year vesting period. Of the total PSUs awarded, 83,567 PSUs have a performance condition under which the number of units that will ultimately be awarded will be 0% to 100% of the original grant. Satisfaction of the performance condition under this grant is contingent upon final 2013 Corporate EBITDA Margin exceeding a minimum level. These PSU awards vest evenly over a two year vesting period. The 5,247 RSUs awarded have a two year cliff vesting period.
In May 2013, we granted 166,576 RSUs at a fair value of $23.80. Of the total RSUs awarded, 162,584 vest 33 1/3% annually over three years, and 3,992 RSUs vest after two years.
A summary of the total compensation expense and associated income tax benefits recognized under our Hertz Global Holdings, Inc. Stock Incentive Plan and Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Prior Plans," and the Omnibus Plan, including the cost of stock options, RSUs, and PSUs, is as follows (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Compensation expense	$11.7	$7.5	$19.7	$15.0
Income tax benefit	(4.5)	(2.9)	(7.6)	(5.8)
Total	$7.2	$4.6	$12.1	$9.2
As of June 30, 2013, there was approximately $55.4 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan. The

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

total unrecognized compensation cost is expected to be recognized over the remaining 1.7 years, on a weighted average basis, of the requisite service period that began on the grant dates.
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
Adjusted pre-tax income is calculated as income before income taxes plus non-cash purchase accounting charges, non-cash debt charges relating to the amortization and write-off of debt financing costs and debt discounts and certain one-time charges and non-operational items. Adjusted pre-tax income is important to management because it allows management to assess operational performance of our business, exclusive of the items mentioned above. It also allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally. The contribution of our reportable segments to revenues and adjusted pre-tax income and the reconciliation to consolidated amounts are summarized below (in millions of dollars).

	Three Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income
	2013	2012	2013	2012
Car rental	$2,329.5	$1,889.6	$363.0	$277.4
Equipment rental	384.3	335.0	74.1	42.5
Total reportable segments	2,713.8	2,224.6	437.1	319.9
Other	0.8	0.5
Total	$2,714.6	$2,225.1
Adjustments:
Other reconciling items(1)			(122.6)	(86.0)
Purchase accounting(2)			(33.1)	(29.0)
Non-cash debt charges(3)			(19.5)	(20.6)
Restructuring charges			(17.6)	(16.1)
Restructuring related charges(4)			(8.6)	(5.0)
Integration expenses(5)			(9.2)	—
Derivative gains (losses)(6)			(0.1)	—
Acquisition related costs			(9.1)	(4.5)
Other(7)			(5.4)	—
Income before income taxes			$211.9	$158.7

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Six Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income
	2013	2012	2013	2012
Car rental	$4,414.3	$3,547.9	$571.4	$369.0
Equipment rental	735.4	637.1	119.9	68.4
Total reportable segments	5,149.7	4,185.0	691.3	437.4
Other	1.5	1.1
Total	$5,151.2	$4,186.1
Adjustments:
Other reconciling items(1)			(232.3)	(174.2)
Purchase accounting(2)			(66.8)	(53.0)
Non-cash debt charges(3)			(36.8)	(45.8)
Restructuring charges			(21.3)	(22.8)
Restructuring related charges(4)			(12.8)	(8.3)
Integration expenses(5)			(20.0)	—
Acquisition related costs			(11.7)	(11.4)
Other(7)			(5.4)	—
Income before income taxes			$284.2	$121.9
_______________________________________________________________________________

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)
Represents the purchase accounting effects of the 2005 sale of all of Hertz's stock on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities. Also represents the purchase accounting effects of certain subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets.

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

(5)	Primarily represents Dollar Thrifty related expenses and adjustments.

(6)	Represents the mark-to-market adjustment on our interest rate caps.

(7)	Primarily represents expenses related to litigation accruals.
Total assets increased $2,646.3 million from December 31, 2012 to June 30, 2013. The increase was primarily related to an increase in our car rental and equipment rental segments' revenue earning equipment, driven by increased volumes, partly offset by a decrease in fleet receivables within our car rental segment, primarily related to the timing of purchases and sales of revenue earning equipment.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 12—Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss balance by component (net of tax) were as follows (in millions of dollars):

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses on Terminated Net Investment Hedges	Unrealized Gains on Available for Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$(109.8)	$102.7	$(19.4)	$—	$(0.4)	$(26.9)
Other comprehensive income (loss) before reclassification	0.3	(55.5)	—	2.1	0.1	(53.0)

Amounts reclassified from accumulated other comprehensive income	5.1	1.5	—	—	—	6.6

Net current period other comprehensive income (loss)	5.4	(54.0)	—	2.1	0.1	(46.4)
Balance at June 30, 2013	$(104.4)	$48.7	$(19.4)	$2.1	$(0.3)	$(73.3)

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses on Terminated Net Investment Hedges	Unrealized Gains on Available for Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2012	$(99.6)	$91.3	$(19.4)	$0.3	$(1.0)	$(28.4)
Other comprehensive income (loss) before reclassification	—	(16.5)	—	3.1	0.1	(13.3)

Amounts reclassified from accumulated other comprehensive income	3.7	—	—	—	—	3.7

Net current period Other comprehensive income (loss)	3.7	(16.5)	—	3.1	0.1	(9.6)
Balance at June 30, 2012	$(95.9)	$74.8	$(19.4)	$3.4	$(0.9)	$(38.0)
Amounts reclassified from accumulated other comprehensive loss to earnings during the three-month and six-month periods ended June 30, 2013 and 2012 were as follows (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations Captions
	2013	2012	2013	2012
Pension and other postretirement benefit plans
Amortization of actuarial losses(1)	$4.0	$3.2	$8.3	$6.0	Selling, general and administrative
Tax provision	(1.5)	(1.2)	(3.2)	(2.3)
Net of tax	$2.5	$2.0	$5.1	$3.7

Foreign Currency Items(2)	$1.5	$—	$1.5	$—	Other Income
Total reclassifications for the period	$4.0	$2.0	$6.6	$3.7

(1)	Included in the computation of net periodic pension / postretirement expenses (see Note 9—Employee Retirement Benefits).

(2)	Tax amounts are included in "Provision for taxes on income" in the consolidation statements of operations.

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
During the first and second quarters of 2013, we continued to streamline operations (including actions associated with the Dollar Thrifty integration) and reduce costs with the closure of several car rental and equipment rental locations globally as well as a reduction in our workforce by approximately 50 and 515 employees, respectively.
From January 1, 2007 through June 30, 2013, we incurred $589.7 million ($301.6 million for our car rental segment, $231.6 million for our equipment rental segment and $56.5 million of other) of restructuring charges.
Additional efficiency and cost saving initiatives are being developed; however, we presently do not have firm plans or estimates of any related expenses.
Restructuring charges in our consolidated statement of operations can be summarized as follows (in millions of dollars).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
By Type:
Termination benefits	$15.2	$13.5	$17.4	$16.2
Consultant costs	0.5	0.4	0.8	0.6
Facility closure and lease obligation costs	1.9	2.2	3.1	6.0
Total	$17.6	$16.1	$21.3	$22.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
By Caption:
Direct operating	$6.8	$7.0	$8.3	$11.9
Selling, general and administrative	10.8	9.1	13.0	10.9
Total	$17.6	$16.1	$21.3	$22.8

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
By Segment:
Car rental	$15.8	$11.8	$18.9	$15.3
Equipment rental	0.8	2.6	1.3	5.8
Other reconciling items	1.0	1.7	1.1	1.7
Total	$17.6	$16.1	$21.3	$22.8
During the three and six months ended June 30, 2013, the after-tax effect of the restructuring charges decreased diluted earnings per share by $0.02 and $0.03 respectively. During the three and six months ended June 30, 2012, the after-tax effect of the restructuring charges decreased diluted earnings per share by $0.02 and increased the diluted loss per share by $0.04 respectively.
The following table sets forth the activity affecting the restructuring accrual during the three months ended June 30, 2013 (in millions of dollars). We expect to pay the remaining restructuring obligations relating to termination benefits over the next 12 months. The remainder of the restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

	Termination Benefits	Pension and Post-retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2013	$12.4	$0.2	$0.3	$8.1	$21.0
Charges incurred	17.4	—	0.8	3.1	21.3
Cash payments	(17.4)	(0.2)	(0.9)	(1.5)	(20.0)
Other(1)	(0.3)	—	—	(3.2)	(3.5)
Balance as of June 30, 2013	$12.1	$—	$0.2	$6.5	$18.8
_______________________________________________________________________________

(1)	Primarily consists of $3.2 million for facility closures and $0.3 million for foreign currency translation.
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
The following table summarizes the estimated fair value of derivatives (in millions of dollars):

	Fair Value of Derivative Instruments(1)
	Asset Derivatives(2)		Liability Derivatives(2)
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Derivatives not designated as hedging
instruments under ASC 815:
Gasoline swaps	$—	$—	$0.9	$0.1
Interest rate caps	0.6	0.9	0.6	0.9
Foreign exchange forward contracts	4.8	3.4	1.9	4.5
Foreign exchange options	0.1	0.2	—	—
Total derivatives not designated as hedging
instruments under ASC 815	$5.5	$4.5	$3.4	$5.5
_______________________________________________________________________________

(1)	All fair value measurements were primarily based upon significant observable (Level 2) inputs.

(2)	All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" on our condensed consolidated balance sheets.
The following table summarizes the gains and (losses) of derivatives (in millions of dollars):

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,
		2013	2012
Derivatives not designated as hedging
instruments under ASC 815:
Gasoline swaps	Direct operating	$(2.5)	$(3.3)
Interest rate caps	Selling, general and administrative	—	(0.1)
Foreign exchange forward contracts	Selling, general and administrative	(7.1)	(7.7)
Foreign exchange options	Selling, general and administrative	—	0.1
Total		$(9.6)	$(11.0)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Six Months Ended June 30,
		2013	2012
Derivatives not designated as hedging
instruments under ASC 815:
Gasoline swaps	Direct operating	$(0.8)	$(1.5)
Interest rate caps	Selling, general and administrative	0.1	(0.1)
Foreign exchange forward contracts	Selling, general and administrative	(2.9)	(5.6)
Foreign exchange options	Selling, general and administrative	(0.1)	0.1
Total		$(3.7)	$(7.1)

While our fuel derivatives, foreign currency forward contracts,foreign exchange options and certain interest rate caps are subject to enforceable master netting agreements with their counterparties, we do not offset the derivative assets and liabilities in our condensed consolidated balance sheets.

The impact of offsetting derivative instruments is depicted below (in millions of dollars):

As of June 30, 2013:				Gross amounts not offset in Balance Sheet
	Gross assets	Gross assets offset in Balance Sheet	Net recognized assets in Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate caps	$0.6	$—	$0.6	$—	$—	$0.6
Foreign exchange forward contracts	4.8	—	4.8	(2.8)	—	2.0
Foreign exchange options	0.1	—	0.1	—	—	0.1
Total	$5.5	$—	$5.5	$(2.8)	$—	$2.7

				Gross amounts not offset in Balance Sheet
	Gross liabilities	Gross liabilities offset in Balance Sheet	Net recognized liabilities in Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Gasoline swaps	$0.9	$—	$0.9	$(0.9)	$—	$—
Interest rate caps	0.6	—	0.6	—	—	0.6
Foreign exchange forward contracts	1.9	—	1.9	(1.9)	—	—
Total	$3.4	$—	$3.4	$(2.8)	$—	$0.6

As of December 31, 2012:				Gross amounts not offset in Balance Sheet
	Gross assets	Gross assets offset in Balance Sheet	Net recognized assets in Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate caps	$0.9	$—	$0.9	$—	$—	$0.9
Foreign exchange forward contracts	3.4	—	3.4	(1.3)	—	2.1
Foreign exchange options	0.2	—	0.2	(0.2)	—	—
Total	$4.5	$—	$4.5	$(1.5)	$—	$3.0

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

				Gross amounts not offset in Balance Sheet
	Gross liabilities	Gross liabilities offset in Balance Sheet	Net recognized liabilities in Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate caps	$0.9	$—	$0.9	$—	$—	$0.9
Gasoline swaps	0.1	—	0.1	—	—	0.1
Foreign exchange forward contracts	4.5	—	4.5	(1.5)	—	3.0
Total	$5.5	$—	$5.5	$(1.5)	$—	$4.0
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 were as follows (in millions):

	June 30, 2013
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid Expenses and Other Assets:
Interest rate caps	$0.6	$—	$0.6	$—
Foreign currency forward contracts	4.8	—	4.8	—
Foreign exchange options	0.1	—	0.1	—
Total	$5.5	$—	$5.5	$—

Other Liabilities:
Gasoline swaps	$0.9	$—	$0.9	$—
Interest rate caps	$0.6	$—	$0.6	$—
Foreign currency forward contracts	1.9	—	1.9	—
Total	$3.4	$—	$3.4	$—

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	December 31, 2012
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid Expenses and Other Assets:
Interest rate caps	$0.9	$—	$0.9	$—
Foreign currency forward contracts	3.4	—	3.4	—
Foreign exchange options	0.2	—	0.2	—
Total	$4.5	$—	$4.5	$—

Other Liabilities:
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
Marketable securities held by us consist of debt securities classified as available-for-sale, which are carried at fair value and are included within "Prepaid expenses and other assets." Unrealized gains and losses, net of related income taxes, are included in "Accumulated other comprehensive loss." As of June 30, 2013 and December 31, 2012, the fair value of debt securities was $132.0 million and $0.0 million, respectively. For the three and six months ended June 30, 2013, unrealized gains of $2.0 million were recorded in "Accumulated other comprehensive loss." Hertz classifies its investment in the convertible notes within Level 3 because it is valued using significant unobservable inputs. To estimate the fair value, Hertz utilized a binomial valuation model. The most significant unobservable inputs we use are our estimates of the underlying equity value of the investee. The discount rates and volatility used in the measurements of fair value were between 6% - 21% and 36% - 42%, respectively, and are based on the underlying risk associated with our estimate of the underlying equity value of the investee, as well as the terms of the respective contracts. The credit rating of the investee, general business conditions, liquidity, and underlying equity value could materially affect the fair value of the convertible notes. Hertz periodically conducts reviews and engages valuation specialists to verify pricing and assesses liquidity to determine if significant inputs have changed that would impact

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

the fair value hierarchy disclosure. For further information on assets classified as Level 3 measurement, see Note 5—Business Combinations and Divestitures.
The following table summarizes the changes in fair value measurement using Level 3 inputs for the three and six months ended June 30, 2013 (in millions of dollars):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Fair Value Measurements Using Level 3 Inputs Convertible Notes
Balance at the beginning of period	$—	$—
Realized gain (losses) included in earnings	—	—
Unrealized gain related to investments	2.0	2.0
Purchases	130.0	130.0
Settlements	—	—
Balance at June 30, 2013	$132.0	$132.0
For the three and six months ended June 30, 2012, unrealized gains of $0.0 million and $5.1 million, respectively, were recorded in "Accumulated other comprehensive loss." These mostly comprised previously held equity interest in Dollar Thrifty with fair values based on Level 1 inputs consisting of quoted market price. Hertz subsequently acquired all remaining shares of Dollar Thrifty common stock on November 19, 2012. For a further discussion of the Dollar Thrifty acquisition refer to Note 4 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption “Item 8—Financial Statements and Supplementary Data.”
For borrowings with an initial maturity of 90 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities (Level 2 inputs). The aggregate fair value of all debt at June 30, 2013 was $19,129.7 million, compared to its aggregate unpaid principal balance of $17,856.9 million. The aggregate fair value of all debt at December 31, 2012 was $16,493.1 million, compared to its aggregate unpaid principal balance of $15,473.8 million.
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
Other than as disclosed below, in the six months ended June 30, 2013, there were no material changes to our relationship with Hertz Investors, Inc. or the Sponsors.
In March 2013, the Sponsors sold 60,050,777 shares of their Hertz Holdings common stock to Citigroup Global Markets Inc. and Barclays Capital Inc. as the underwriters in the registered public offering of those shares. In connection with the offering, Hertz Holdings repurchased from the underwriters 23,200,000 of the 60,050,777 shares of common stock sold by the Sponsors.
In May 2013, the Sponsors sold 49,800,405 shares of their remaining Hertz Holdings common stock to Goldman, Sachs & Co. and J.P. Morgan Securities LLC as the underwriters in the registered public offering of those shares.
As a result of our initial public offering in November 2006 and subsequent offerings in June 2007, May 2009, June 2009, March 2011, December 2012, March 2013 and May 2013, the Sponsors do not own any shares of Hertz Holdings

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

common stock, other than de minimus amounts held from time to time by the Sponsors and their affiliates in the ordinary course of business.
Hertz Holdings was a party to (i) that certain Amended and Restated Stockholders’ Agreement, dated as of November 20, 2006, or the “Stockholders’ Agreement,” with the Sponsors, which granted to certain of the Sponsors, or funds affiliated with the Sponsors, the right to cause a certain number of nominees for director to be designated to the Hertz Holdings’ Board of Directors, based on the Sponsors’ relative level of ownership of Hertz Holdings’ common stock, and (ii) that certain Registration Rights Agreement, dated as of December 21, 2005 (as amended by Amendment No. 1, dated as of November 20, 2006, the “Holdings Registration Rights Agreement”), with the Sponsors, which granted to certain of the Sponsors, or funds affiliated with the Sponsors, the right to cause Hertz Holdings, at its own expense, to use its best efforts to register shares of Hertz Holdings’ common stock held by the Sponsors for public resale, subject to certain limitations. In connection with the offering of common stock completed in May 2013, Hertz Holdings entered into a termination letter agreement with the Sponsor Parties, pursuant to which, effective as of May 9, 2013, the Stockholders’ Agreement and the Holdings Registration Rights Agreement were terminated, except that certain indemnification obligations set forth in the Holdings Registration Rights Agreement survived termination.
On May 15, 2013, Angel L. Morales, a director of Hertz Holdings and its wholly-owned subsidiary Hertz, or the "Companies," notified the Boards of Directors of the Companies that he was resigning as a director of the Companies effective immediately after the Board of Directors meeting held after the 2013 Annual Meeting held on the same day. Mr. Morales' decision to resign did not involve any disagreement with the Companies, the management of the Companies or the Boards of Directors of the Companies.
Financing Arrangements with Related Parties
Based on the Sponsors' sale of shares in May 2013, none of our outstanding debt at June 30, 2013 was with related parties. As of December 31, 2012, approximately $189.8 million of our outstanding debt was with related parties.
For information on our total indebtedness, see Note 8—Debt.
Note 16—Contingencies and Off-Balance Sheet Commitments
Off-Balance Sheet Commitments
As of June 30, 2013 and December 31, 2012, the following guarantees (including indemnification commitments) were issued and outstanding:
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Environmental
We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of June 30, 2013 and December 31, 2012, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed consolidated balance sheets in "Accrued liabilities" were $2.6 million and $2.6 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).
Legal Proceedings
From time to time we are a party to various legal proceedings. We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us and our licensees. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on our balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and costs. At June 30, 2013 and December 31, 2012 our liability recorded for public liability and property damage matters was $327.5 million and $332.2 million, respectively. We believe that our analysis is based on the most relevant information available, combined with reasonable assumptions, and that we may prudently rely on this information to determine the estimated liability. We note the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.
For a detailed description of certain of our legal proceedings please see Note 12 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."
The following recent developments pertaining to legal proceedings described in our Form 10-K are furnished on a supplemental basis:
In Davis Landscape, Ltd., et al. v. Hertz Equipment Rental Corporation, the Court issued a Final Approval Order and Judgment in June 2013 giving final approval to the proposed class settlement that the court had preliminarily approved in March 2013. We have accrued our best estimate of the ultimate cost of the proposed class settlement which is not material to our financial condition, results of operations or cash flows.
In Fun Services of Kansas City, Inc., et al. v. Hertz Equipment Rental Corporation, the court issued a Final Approval Order in June 2013 giving final approval to the proposed class settlement which the court had preliminarily approved in January 2013. We have accrued our best estimate of the ultimate cost of the settlement, which is not material to our financial condition, results of operations or cash flows.
In March 2013, the court in Janet Sobel, et al. v. The Hertz Corporation granted, in part, the plaintiffs' motion for partial summary judgment with respect to restitution and granted the plaintiffs' motion for class certification, while denying the Company's motion for partial summary judgment. The court further indicated that the plaintiffs are entitled to prejudgment interest from the date of the plaintiffs' first amended complaint. A judgment has still not been entered in the case and there are expected to be further proceedings before the district court. The amount of a judgment could potentially exceed $40 million. The Company intends to appeal or seek other appropriate relief and believes that the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

court's liability, damages and class certification findings will be reversed. We continue to believe the outcome of this case will not be material to our financial condition, results of operations or cash flows.
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
Note 17—Earnings Per Share
Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic and diluted earnings per share:
Numerator:
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, basic	$121.4	$92.9	$139.4	$36.6
Interest on Convertible Senior Notes, net of tax	3.8	—	4.8	—
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, diluted	$125.2	$92.9	$144.2	$36.6
Denominator:
Weighted average shares used in basic computation	400.8	420.0	408.3	419.1
Add: Stock options, RSUs and PSUs	7.0	4.4	6.8	5.5
Add: Potential issuance of common stock upon conversion of Convertible Senior Notes	57.3	23.0	47.9	23.3
Weighted average shares used in diluted computation	465.1	447.4	463.0	447.9
Earnings per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, basic	$0.30	$0.22	$0.34	$0.09
Earnings per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, diluted	$0.27	$0.21	$0.31	$0.08
Diluted earnings per share computations for the three and six months ended June 30, 2013 excluded the weighted-average impact of the assumed exercise of approximately 6.9 million shares of stock options, RSUs and PSUs, because such impact would be antidilutive. Diluted earnings per share computations for the three and six months ended June

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

30, 2012 excluded the weighted-average impact of the assumed exercise of approximately 4.6 million shares of stock options, RSUs and PSUs, because such impact would be antidilutive.
In March 2013, the Sponsors sold 60,050,777 shares of their Hertz Holdings common stock to Citigroup Global Markets Inc. and Barclays Capital Inc. as the underwriters in the registered public offering of those shares. In connection with the offering, Hertz Holdings repurchased from the underwriters 23,200,000 of the 60,050,777 shares of common stock sold by the Sponsors.
Prior to this repurchase transaction, we had a policy of settling the conversion of our 5.25% Convertible Senior Notes due June 2014, or the "Convertible Senior Notes," using a combination of cash and shares of our common stock. Upon completion of the share repurchase from the underwriters, we announced a change to our former settlement policy and stated our intention to settle the Convertible Senior Notes in 100% shares of our common stock. We believe the repurchase of shares from the underwriters in the offering and the subsequent use of shares to settle the Convertible Senior Notes will prevent any further dilutive impact to our weighted average fully diluted shares outstanding.
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
Note 18—Subsequent Events
On July 1, 2013, our Convertible Senior Notes became convertible again. See Note 8—Debt for more information.
On July 31, 2013, Hertz entered into a supplement to the Senior ABL Facility to permit aggregate maximum borrowings of $1,865.0 million (subject to borrowing base availability).

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
Some important factors that could affect our actual results include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under "Item 1A—Risk Factors" included in Hertz Global Holding, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 4, 2013, or our "Form 10-K" and the following:

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
After giving effect to our initial public offering in November 2006, subsequent offerings and a March 2013 share repurchase, the Sponsors do not own any of the outstanding shares of common stock of Hertz Holdings, other than de minimus amounts held from time to time by the Sponsors and their affiliates in the ordinary course of business, as of June 30, 2013.
In May 2013, we announced plans to relocate our worldwide headquarters to Estero, Florida from Park Ridge, New Jersey over a two-year period.
Overview of Our Business
We are engaged principally in the business of renting and leasing of cars and equipment.
Our revenues primarily are derived from rental and related charges and consist of:

•
Car rental revenues (revenues from all company-operated car rental and fleet leasing operations and management services, including charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and the sale of loss or collision damage waivers, liability insurance coverage and other products and fees and certain cost reimbursements from our licensees and from Adreca Holdings Corp. for the sublease of vehicles);

•
Equipment rental revenues (revenues from all company-operated equipment rental operations, including amounts charged to customers for the fueling and delivery of equipment and sale of loss damage waivers, as well as revenues from the sale of new equipment and consumables); and

•	Other revenues (primarily relating to other unallocated business activities).

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
Car Rental
In the U.S., as of June 30, 2013, the percentage of non-program cars was 97% as compared to 83% as of June 30, 2012. Internationally, as of June 30, 2013, the percentage of non-program cars was 62%, compared to 65% as of June 30, 2012. In the U.S., as of December 31, 2012, the percentage of non-program cars was 95% as compared to 83% as of December 31, 2011. Internationally, as of December 31, 2012, the percentage of non-program cars was 79%, compared to 75% as of December 31, 2011.
In recent periods we have decreased the percentage of program cars in our car rental fleet and we expect this percentage to remain stable in the future, however, we continue to periodically review the efficiencies of an optimal mix between program and non-program cars in our fleet. With fewer program cars in our fleet, we have an increased risk that the market value of a car at the time of its disposition will be less than its estimated residual value. However, non-program cars allow us the opportunity for ancillary revenue, such as warranty and financing, during disposition. Program cars generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. This flexibility is reduced as the percentage of non-program cars in our car rental fleet increases. Furthermore, it is expected that the average age of our fleet will increase since the average holding period for non-program vehicles is longer than program vehicles. However, the longer holding period does not necessarily equate to higher costs due to the stringent turnback requirements imposed by vehicle manufacturers for program cars.
In the six months ended June 30, 2013, our monthly per vehicle depreciation costs decreased as compared to the prior year period due to improved residual values in the U.S., a continued move towards a greater proportion of non-program vehicles, mix optimization and improved procurement and remarketing efforts.
Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the six months ended June 30, 2013, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net decreases of $14.8 million and $15.5 million in depreciation expense for the three-month and six-month periods ended June 30, 2013, respectively. Prospective changes include the impact of car sales channel diversification and acceleration of our retail sales expansion.
For the three months ended June 30, 2013 and 2012, our worldwide car rental operations sold approximately 70,100 and 44,700 non-program cars, respectively, a 56.8% year over year increase. The year over year increase was primarily due to the continued shift from program to non-program vehicles as well as the Dollar Thrifty acquisition. In addition, residuals have remained relatively strong during the period. For the six months ended June 30, 2013 and 2012, our worldwide car rental operations sold approximately 146,800 and 90,400 non-program cars, respectively, a 62.4% year over year increase. The year over year increase was primarily due to the continued shift from program to non-program vehicles as well as the acquisition of Dollar Thrifty. In addition, residuals remained relatively strong during the period.
For the six months ended June 30, 2013, we experienced a 30.7% and 3.9% increase in transaction days and total revenue per transaction day, or "Total RPD," respectively, versus the prior year period in the United States. During the six months ended June 30, 2013, in our European operations, transaction days remained relatively flat, however, Total RPD declined 1.5% when compared to the six months ended June 30, 2012.
Our U.S. off-airport operations represented $682.5 million and $608.9 million of our total car rental revenues in the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, we have approximately 2,620 off-airport locations. Our strategy includes selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy also includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower Total RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location,

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.
For the three and six months ended June 30, 2013, Donlen had an average of approximately 168,000 vehicles and 166,800 vehicles, respectively, under lease and management. For the three and six months ended June 30, 2012, Donlen had an average of approximately 146,100 vehicles and 143,800 vehicles, respectively, under lease and management. Donlen's fleet management programs provide outsourced solutions to reduce fleet operating costs and improve driver productivity. These programs include administration of preventive maintenance, advisory services, and fuel and accident management along with other complementary services.
As of June 30, 2013, our worldwide car rental operations had a total of approximately 10,900 corporate and licensee locations in approximately 150 countries in North America, Europe, Latin America, Asia, Australia, Africa, the Middle East and New Zealand.
On November 19, 2012, Hertz acquired 100% of the equity of Dollar Thrifty, a car rental business. As of June 30, 2013, Dollar Thrifty had approximately 320 corporate locations in the United States and Canada, with approximately 5,400 employees located mainly in North America. In addition to its corporate operations, Dollar Thrifty had approximately 1,280 franchise locations in approximately 90 countries. Dollar Thrifty brings to Hertz an immediate leadership position in the value-priced rental vehicle market generally appealing to leisure customers, including domestic and foreign tourists, and to small businesses, government and independent business travelers.
Equipment Rental
HERC experienced higher rental volumes and pricing for the six months ended June 30, 2013 compared to the prior year period as the industry continued its recovery in North America. The recovery has been led by strong industrial performance, especially oil and gas related, and improvement in the construction sector in part reflecting higher rental penetration. We continued to see growth in our specialty services such as Pump & Power, Industrial Plant Services and Hertz Entertainment Services. Additionally, there continue to be opportunities for 2013 as the uncertain economic outlook makes rental solutions attractive to customers.
On January 19, 2012, HERC acquired Cinelease Holdings, LLC, or "Cinelease," a U.S. market leader in lighting and grip rentals to the television industry.
As of June 30, 2013, HERC had a total of approximately 340 branches in the U.S., Canada, France, Spain, China and Saudi Arabia.
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
Restructuring
During the first and second quarters of 2013, we continued to streamline operations (including actions associated with the Dollar Thrifty integration) and reduce costs with the closure of several car rental and equipment rental locations globally as well as a reduction in our workforce by approximately 50 and 515 employees, respectively.
For the three and six months ended June 30, 2013, our consolidated statement of operations includes restructuring charges of $17.6 million and $21.3 million, respectively. For the three and six months ended June 30, 2012, our

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

consolidated statement of operations includes restructuring charges of $16.1 million and $22.8 million, respectively. Additional efficiency and cost saving initiatives are being developed; however, we presently do not have firm plans or estimates of any related expenses. See Note 13 to the Notes to our condensed consolidated financial statements included in this Report.
In light of continuing economic uncertainty in Europe driven by high unemployment, tight credit markets and declining spending, we are currently considering a wide range of strategic transactions for our operations in Europe. These restructuring opportunities could include dispositions, additional capital investments, leveraging synergies from acquisition of certain operations or ownership stakes in outside businesses or joint ventures. This process is ongoing, and we expect to make announcements when and if decisions with respect to material transactions are made.
Disclosure under Section 13(r) of the Exchange Act
Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Our former affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A., or “SPIE,” an affiliate of CD&R based in France, maintained bank accounts during the period covered by this report at Bank Melli with the approval of the French financial regulator (applying European Union law) and, since May 21, 2013, with the approval of the Office of Foreign Assets Control in the U.S. Treasury Department, or “OFAC.” Bank Melli is an Iranian bank designated under Executive Order No. 13382. We had no knowledge of or control over the activities of SPIE or its subsidiaries. CD&R has informed us that the SPIE subsidiary has not used the accounts during the period covered by this report, that SPIE and its subsidiaries obtained no revenue or profit from the maintenance of these accounts, that CD&R and SPIE have disclosed past transactions in the accounts to OFAC, that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries intend to conduct only such transactions and dealings with Bank Melli in the future as are authorized by the applicable French governmental authority and OFAC.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

RESULTS OF OPERATIONS
Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012
Summary
The following table sets forth the percentage of total revenues represented by the various line items in our consolidated statements of operations for the three months ended June 30, 2013 and 2012 (in millions of dollars):

			Percentage of Revenues
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Car rental	$2,329.5	$1,889.6	85.8%	84.9%
Equipment rental	384.3	335.0	14.2	15.1
Other	0.8	0.5	—	—
Total revenues	2,714.6	2,225.1	100.0	100.0
Expenses:
Direct operating	1,405.9	1,188.9	51.8	53.4
Depreciation of revenue earning equipment and lease charges	641.1	519.8	23.6	23.4
Selling, general and administrative	275.0	206.6	10.1	9.3
Interest expense	183.8	152.2	6.8	6.8
Interest income	(2.0)	(0.5)	(0.1)	—
Other income, net	(1.1)	(0.6)	—	—
Total expenses	2,502.7	2,066.4	92.2	92.9
Income before income taxes	211.9	158.7	7.8	7.1
Provision for taxes on income	(90.5)	(65.8)	(3.3)	(3.0)
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$121.4	$92.9	4.5%	4.1%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of June 30, 2013 and 2012:

	Three Months Ended or as of June 30,
	2013	2012
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	9,208	7,517
Domestic (Hertz, Dollar and Thrifty)	7,208	5,620
International (Hertz, Dollar and Thrifty)	2,000	1,897
Worldwide transaction days (in thousands)(a)	45,439	37,256
Domestic (Hertz, Dollar and Thrifty)	34,178	26,312
International (Hertz, Dollar and Thrifty)	11,261	10,944
Worldwide Total RPD(b)	$48.58	$48.00
Domestic (Hertz, Dollar and Thrifty)	$46.78	$45.37
International (Hertz, Dollar and Thrifty)	$54.05	$54.31
Worldwide average number of cars during the period	830,300	656,200
Domestic (Hertz, Dollar and Thrifty company-operated)	470,400	353,100
Domestic and International (Leased)	28,400	—
International (Hertz, Dollar and Thrifty company-operated)	163,500	157,000
Donlen (under lease and maintenance)	168,000	146,100
Adjusted pre-tax income (in millions of dollars)(c)	$363.0	$277.4
Worldwide revenue earning equipment, net (in millions of dollars)	$13,320.7	$10,408.0
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$351.0	$303.0
Same store revenue growth, including growth initiatives(e)	11.4%	7.3%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,373.1	$3,003.6
Adjusted pre-tax income (in millions of dollars)(c)	$74.1	$42.5
Revenue earning equipment, net (in millions of dollars)	$2,385.3	$2,030.0
_______________________________________________________________________________

(a)	Transaction days represent the total number of days that vehicles were on rent in a given period.

(b)
Car rental revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, revenue from fleet subleases, Donlen lease transactions, and licensee transactions. But for purposes of calculating total revenue per transaction day, "Total RPD," we exclude non-rental revenues derived from Donlen. Total RPD is calculated as total rental revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The following table reconciles our car rental segment revenues to our rental revenue and rental revenue per transaction day (based on December 31, 2012 foreign exchange rates) for the three months ended June 30, 2013 and 2012 (in millions of dollars, except as noted):

	Three Months Ended June 30,
	2013	2012
Car rental segment revenues	$2,329.5	$1,889.6
Non-rental revenue	(134.3)	(115.5)
Foreign currency adjustment	12.4	14.2
Total rental revenue	$2,207.6	$1,788.3
Transaction days (in thousands)	45,439	37,256
Total RPD (in whole dollars)	$48.58	$48.00

(c)
Adjusted pre-tax income is calculated as income before income taxes plus non-cash purchase accounting charges, non-cash debt charges relating to the amortization and write-off of debt financing costs and debt discounts and certain one-time charges and non-operational items. Adjusted pre-tax income is important to management because it allows management to assess operational performance of our

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

business, exclusive of the items mentioned above. It also allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally. The contribution of our reportable segments to adjusted pre-tax income and reconciliation to consolidated amounts are presented below (in millions of dollars):

	Three Months Ended June 30,
	2013	2012
Adjusted pre-tax income:
Car rental	$363.0	$277.4
Equipment rental	74.1	42.5
Total reportable segments	437.1	319.9
Adjustments:
Other reconciling items(1)	(122.6)	(86.0)
Purchase accounting(2)	(33.1)	(29.0)
Non-cash debt charges(3)	(19.5)	(20.6)
Restructuring charges	(17.6)	(16.1)
Restructuring related charges(4)	(8.6)	(5.0)
Integration expenses(5)	(9.2)	—
Derivative gains (losses)(6)	(0.1)	—
Acquisition related costs	(9.1)	(4.5)
Other(7)	(5.4)	—
Income before income taxes	$211.9	$158.7
________________________________________________________________________

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)
Represents the purchase accounting effects of the 2005 sale of all of Hertz's stock on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities. Also represents the purchase accounting effects of certain subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets.

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

(5)	Primarily represents Dollar Thrifty related expenses and adjustments.

(6)	Represents the mark-to-market adjustment on our interest rate caps.

(7)	Primarily represents expenses related to litigation accruals.

(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental segment revenues to our equipment rental and rental related revenue (based on December 31, 2012 foreign exchange rates) for the three months ended June 30, 2013 and 2012 (in millions of dollars):

	Three Months Ended June 30,
	2013	2012
Equipment rental segment revenues	$384.3	$335.0
Equipment sales and other revenue	(35.5)	(31.3)
Foreign currency adjustment	2.2	(0.7)
Rental and rental related revenue	$351.0	$303.0

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

REVENUES

	Three Months Ended June 30,
(in millions of dollars)	2013	2012	$ Change	% Change
Revenues by Segment
Car rental	$2,329.5	$1,889.6	$439.9	23.3%
Equipment rental	384.3	335.0	49.3	14.7%
Other reconciling items	0.8	0.5	0.3	60.0%
Total revenues	$2,714.6	$2,225.1	$489.5	22.0%

Car Rental Segment

Revenues from our car rental segment increased 23.3%, primarily due to Dollar Thrifty, which was acquired on November 19, 2012, partially offset by the divestiture of Advantage. Excluding the effects of the Dollar Thrifty acquisition and the Advantage divestiture, rental revenues in the U.S. increased $48.9 million or 4.3%. In addition there were revenue increases in the U.S. of $22.2 million from fleet subleases, $18.9 million from Donlen transactions, and $3.1 million obtained from licensee transactions. These increases were partly offset by a decrease in international revenues of $2.7 million, which was partially offset by the effects of foreign currency translation of approximately $2.2 million.

Worldwide car rental transaction day volume was up 22.0%, due to an increase in U.S. transaction volume of 29.9% and an increase in international transaction day volume of 2.9%. The increase in the U.S. transaction volume was primarily due to Dollar Thrifty, partially offset by the divestiture of Advantage. Total worldwide revenue per transaction increased 0.8%, driven by an increase in U.S. revenue per transaction of 4.4% partially offset by a decrease in international revenue per transaction of 2.8%.

Our Total RPD metric now reflects total car rental revenue per transaction day. Total RPD for worldwide car rental for the three months ended June 30, 2013 increased 1.2% from 2012, due to an increase in U.S. Total RPD of 3.1%, partly offset by a decrease in International Total RPD of 0.5%. U.S. airport Total RPD, excluding the impact of Dollar Thrifty, increased 7.8% and U.S. off-airport Total RPD increased by 1.3%. The increase in U.S. airport Total RPD was due to a 4.5% increase in revenue, excluding the impact of Dollar Thrifty and Advantage, accompanied by the divestiture of Advantage which had a lower airport Total RPD average. International Total RPD decreased primarily driven by a decrease in Europe Total RPD of 0.5% due to the competitive pricing environment and continued slow economy growth.

Equipment Rental Segment

Revenues from our equipment rental segment increased 14.7%, primarily due to increases of 16.4% and 3.6% in equipment rental volumes and pricing, respectively, partly offset by the effects of foreign currency translation of approximately $0.6 million. The increase in volume was primarily due to strong industrial and improving construction performance.

Other

Revenues from all other sources increased $0.3 million from the prior year period.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

EXPENSES

	Three Months Ended June 30,
(in millions of dollars)	2013	2012	$ Change	% Change
Expenses:
Fleet related expenses	$333.0	$287.2	$45.8	15.9%
Personnel related expenses	449.3	384.0	65.3	17.0%
Other direct operating expenses	623.6	517.7	105.9	20.5%
Direct operating	1,405.9	1,188.9	217.0	18.3%
Depreciation of revenue earning equipment and lease charges	641.1	519.8	121.3	23.3%
Selling, general and administrative	275.0	206.6	68.4	33.1%
Interest expense	183.8	152.2	31.6	20.8%
Interest income	(2.0)	(0.5)	(1.5)	300.0%
Other income, net	(1.1)	(0.6)	(0.5)	83.3%
Total expenses	$2,502.7	$2,066.4	$436.3	21.1%
Total expenses increased 21.1%, primarily due to the acquisition of Dollar Thrifty, partially offset by the divestiture of Advantage. Total expenses as a percentage of revenues decreased from 92.9% for the three months ended June 30, 2012 to 92.2% for the three months ended June 30, 2013.

Direct Operating Expenses

Car Rental Segment

Direct operating expenses for our car rental segment of $1,200.9 million for the three months ended June 30, 2013 increased 20.6% from $995.8 million for the three months ended June 30, 2012 primarily due to the acquisition of Dollar Thrifty and the growth in U.S. revenue, partially offset by the divestiture of Advantage.

Other direct operating expenses for our car rental segment of $554.3 million for the three months ended June 30, 2013 increased 23.3% from the three months ended June 30, 2012. The increase was primarily related to the acquisition of Dollar Thrifty, partially offset by the divestiture of Advantage. Excluding the effects of Dollar Thrifty and Advantage there was an increase in field system expenses of $5.3 million associated largely with the roll out of Hertz 24/7, and concession fees of $1.4 million.

Personnel related expenses for our car rental segment of $374.0 million for the three months ended June 30, 2013 increased 18.8% from the three months ended June 30, 2012. The increase was primarily related to the acquisition of Dollar Thrifty, partly offset by the divestiture of Advantage.

Fleet related expenses for our car rental segment of $272.6 million for the three months ended June 30, 2013 increased 17.8% from the three months ended June 30, 2012. The increase was primarily related to the acquisition of Dollar Thrifty, partly offset by a decrease in fleet related expenses associated with the divestiture of Advantage. Excluding the effects of Dollar Thrifty and Advantage there was an increase in vehicle damage costs in the U.S. of $5.6 million due to increased winter storms this year versus the prior year along with an increase in the number of vehicles, and an increase in average loss per vehicle. In addition there was an increase in maintenance expense of $1.0 million driven mainly by the fleet growth.

Equipment Rental Segment

Direct operating expenses for our equipment rental segment of $206.8 million for the three months ended June 30, 2013 increased 5.8% from $195.4 million for the three months ended June 30, 2012 as a result of increases in other direct operating expenses, personnel related expenses and fleet related expenses associated with business growth.

Other direct operating expenses for our equipment rental segment of $80.8 million for the three months ended June 30, 2013 increased $1.6 million, or 2.0% from the three months ended June 30, 2012. The increase was

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

primarily related to increases of $2.9 million in cost of sales due to higher equipment sales, increased customer service costs of $0.7 million and field systems of $0.9 million, partly offset by a decrease in restructuring and restructuring related charges of $1.7 million.

Personnel related expenses for our equipment rental segment of $65.6 million for the three months ended June 30, 2013 increased $5.4 million, or 8.9%, from the three months ended June 30, 2012. The increase was related to increases in salaries and related expenses of $3.6 million and incentive pay of $1.8 million.

Fleet related expenses for our equipment rental segment of $60.4 million for the three months ended June 30, 2013 increased $4.4 million, or 8.0% from the three months ended June 30, 2012. The increase was primarily related to increased maintenance expense of $2.2 million and other equipment operating costs of $2.0 million.

Depreciation of Revenue Earning Equipment and Lease Charges

Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our car rental segment of $568.4 million for the three months ended June 30, 2013 increased 25.2% from $454.0 million for the three months ended June 30, 2012. As a percentage of car rental revenue, depreciation of car rental revenue earning equipment and lease charges increased slightly from 24.0% in the second quarter of 2012 to 24.4% in the second quarter of 2013. The increase as a percent of car rental revenues was driven primarily by a loss realized on vehicle sales in the second quarter of 2013, compared to gains realized on vehicle sales in the second quarter of 2012. The $114.4 million increase in depreciation of revenue earning equipment and lease charges was primarily due to higher depreciation expense related to the acquisition of Dollar Thrifty in November 2012, and increased fleet size in the U.S. and Donlen, partially offset by the divestiture of Advantage.

Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our equipment rental segment of $72.7 million for the three months ended June 30, 2013 increased 10.7% from $65.8 million for the three months ended June 30, 2012. The increase was primarily due to a 12.3% increase in the average acquisition cost of rental equipment operated during the period, partly offset by higher residual values on the disposal of used equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $68.4 million or 33.1% from the prior year period, due to increases in administrative expenses, advertising expenses and sales promotion expenses.

Administrative expenses increased $55.3 million or 41.6%, primarily due to the acquisition of Dollar Thrifty as well as increases in integration related costs of $7.1 million, and transaction related fees of $6.4 million.

Advertising expenses increased $12.6 million or 35.6%, primarily due to the acquisition of Dollar Thrifty, in addition to an increase in on-line media costs in the three months ended June 30, 2013 as compared to the prior year period.

Sales promotion expenses increased $0.5 million or 1.2%, primarily related to increases in sales salaries and commissions due to improved results, partly offset by lower sales related to general administrative expenses.

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $76.7 million for the three months ended June 30, 2013 decreased (0.6)% from $77.2 million for the three months ended June 30, 2012. The decrease was primarily lower weighted average interest rates in the U.S and Europe, partly offset by an increase in the weighted average debt outstanding as a result of an increase in fleet size in the U.S., and additional interest expense related to debt used to finance the Dollar Thrifty acquisition.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Equipment Rental Segment

Interest expense for our equipment rental segment of $11.7 million for the three months ended June 30, 2013 increased 1.9% from $11.5 million for the three months ended June 30, 2012. The increase was primarily due to an increase in weighted average debt outstanding as a result of an increased fleet size.

Other

Other interest expense relating to interest on corporate debt of $95.4 million for the three months ended June 30, 2013 increased 50.4% from $63.5 million for the three months ended June 30, 2012. The increase was primarily due to the debt used to finance the acquisition of Dollar Thrifty.

Interest Income

Interest income increased $1.5 million from the prior year period.

Other Income, Net

Other income increased $0.5 million from the prior year period.

ADJUSTED PRE-TAX INCOME

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $363.0 million increased 30.9% from $277.4 million for the three months ended June 30, 2012. The increase was primarily due to stronger volumes and pricing including the impact of the Dollar Thrifty acquisition, lower net depreciation per vehicle, lower interest expense due to favorable refinancing activity and disciplined cost management. Adjustments to our car rental segment income before income taxes for the three months ended June 30, 2013 totaled $56.0 million (which consists of restructuring and restructuring related charges of $22.4 million, purchase accounting of $22.3 million, other expenses of $6.4 million, non-cash debt charges of $5.4 million and derivative losses of $0.1 million, partly offset by a net benefit on integration expenses of $0.6 million). Adjustments to our car rental segment income before income taxes for the three months ended June 30, 2012 totaled $42.6 million (which consists of purchase accounting of $17.2 million, restructuring and restructuring related charges of $14.9 million and non-cash debt charges of $10.6 million, partly offset by a gain on derivatives of $0.1 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $74.1 million increased 74.4% from $42.5 million for the three months ended June 30, 2012. The increase was primarily due to stronger volumes and pricing, strong cost management performance and higher residual values on the disposal of used equipment. Adjustments to our equipment rental segment income before income taxes for the three months ended June 30, 2013 totaled $11.3 million (which consists of purchase accounting of $10.3 million, non-cash debt charges of $1.1 million and restructuring and restructuring related charges of $0.9 million, partly offset by other income, net of $1.0 million). Adjustments to our equipment rental segment income before income taxes for the three months ended June 30, 2012 totaled $14.4 million (which consists of purchase accounting of $10.8 million, restructuring and restructuring related charges of $2.5 million and non-cash debt charges of $1.1 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

PROVISION FOR TAXES ON INCOME AND NET INCOME ATTRIBUTABLE TO HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES' COMMON STOCKHOLDERS

	Three Months Ended June 30,
(in millions of dollars)	2013	2012	$ Change	% Change
Income before income taxes	$211.9	$158.7	$53.2	33.5%
Provision for taxes on income	(90.5)	(65.8)	(24.7)	37.5%
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$121.4	$92.9	$28.5	30.7%
Provision for Taxes on Income

The effective tax rate for the three months ended June 30, 2013 was 42.7% as compared to 41.5% in the three months ended June 30, 2012. The effective tax rate for the full fiscal year 2013 is expected to be approximately 41%. The provision for taxes on income increased $24.7 million, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits are not realized, and non-deductible acquisition costs related to the China transaction.

Net Income Attributable to Hertz Global Holdings, Inc. and Subsidiaries' Common Stockholders

The net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders increased $28.5 million primarily due to the Dollar Thrifty acquisition, higher rental volumes and pricing in our worldwide car and equipment rental operations, disciplined cost management, lower net depreciation per vehicle in our car rental operations and improved residual values on the disposal of certain used equipment. The impact of changes in exchange rates on net income was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

RESULTS OF OPERATIONS
Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012
Summary
The following table sets forth the percentage of total revenues represented by the various line items in our consolidated statements of operations for the six months ended June 30, 2013 and 2012 (in millions of dollars):

			Percentage of Revenues
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Car rental	$4,414.3	$3,547.9	85.7%	84.8%
Equipment rental	735.4	637.1	14.3	15.2
Other	1.5	1.1	—	—
Total revenues	5,151.2	4,186.1	100.0	100.0
Expenses:
Direct operating	2,757.1	2,303.1	53.5	55.0
Depreciation of revenue earning equipment and lease charges	1,228.1	1,034.9	23.9	24.7
Selling, general and administrative	526.7	414.3	10.2	9.9
Interest expense	360.6	314.5	7.0	7.5
Interest income	(3.8)	(1.6)	(0.1)	—
Other income, net	(1.7)	(1.0)	—	—
Total expenses	4,867.0	4,064.2	94.5	97.1
Income before income taxes	284.2	121.9	5.5	2.9
Provision for taxes on income	(144.8)	(85.3)	(2.8)	(2.0)
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$139.4	$36.6	2.7%	0.9%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the six months ended or as of June 30, 2013 and 2012:

	Six Months Ended or as of June 30,
	2013	2012
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	16,902	13,905
Domestic (Hertz, Dollar and Thrifty)	13,308	10,457
International (Hertz, Dollar and Thrifty)	3,594	3,448
Worldwide transaction days (in thousands)(a)	84,510	68,925
Domestic (Hertz, Dollar and Thrifty)	64,242	49,137
International (Hertz, Dollar and Thrifty)	20,268	19,788
Worldwide Total RPD(b)	$49.30	$48.39
Domestic (Hertz, Dollar and Thrifty)	$47.99	$46.17
International (Hertz, Dollar and Thrifty)	$53.48	$53.91
Worldwide average number of cars during the period	793,700	625,500
Domestic (Hertz, Dollar and Thrifty company-operated)	449,800	336,800
Domestic and International (Leased)	26,600	—
International (Hertz, Dollar and Thrifty company-operated)	150,500	144,900
Donlen (under lease and maintenance)	166,800	143,800
Adjusted pre-tax income (in millions of dollars)(c)	$571.4	$369.0
Worldwide revenue earning equipment, net (in millions of dollars)	$13,320.7	$10,408.0
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$673.1	$577.3
Same store revenue growth, including growth initiatives(e)	12.4%	8.1%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,324.7	$2,951.6
Adjusted pre-tax income (in millions of dollars)(c)	$119.9	$68.4
Revenue earning equipment, net (in millions of dollars)	$2,385.3	$2,030.0
_______________________________________________________________________________

(a)
For further details relating to car rental transaction days, Total RPD, adjusted pre-tax income, equipment rental and rental related revenue and equipment rental same store revenue growth including growth initiatives, see "Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012—Summary."

(b)
The following table reconciles our car rental segment revenues to our rental revenue and Total RPD (based on December 31, 2012 foreign exchange rates) for the six months ended June 30, 2013 and 2012 (in millions of dollars, except as noted):

	Six Months Ended June 30,
	2013	2012
Car rental segment revenues	$4,414.3	$3,547.9
Non-rental revenue	(262.1)	(225.9)
Foreign currency adjustment	14.3	13.4
Total rental revenue	$4,166.5	$3,335.4
Transaction days (in thousands)	84,510	68,925
Total RPD (in whole dollars)	$49.30	$48.39

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

	Six Months Ended June 30,
	2013	2012
Adjusted pre-tax income:
Car rental	$571.4	$369.0
Equipment rental	119.9	68.4
Total reportable segments	691.3	437.4
Adjustments:
Other reconciling items(1)	(232.3)	(174.2)
Purchase accounting(2)	(66.8)	(53.0)
Non-cash debt charges(3)	(36.8)	(45.8)
Restructuring charges	(21.3)	(22.8)
Restructuring related charges(4)	(12.8)	(8.3)
Integration expenses(5)	(20.0)	—
Acquisition related costs	(11.7)	(11.4)
Other(6)	(5.4)	—
Income before income taxes	$284.2	$121.9
________________________________________________________________________

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)
Represents the purchase accounting effects of the 2005 sale of all of Hertz's stock on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities. Also represents the purchase accounting effects of certain subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets.

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

(5)	Primarily represents Dollar Thrifty related expenses and adjustments.

(6)	Primarily represents expenses related to litigation accruals.

(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental segment revenues to our equipment rental and rental related revenue (based on December 31, 2012 foreign exchange rates) for the six months ended June 30, 2013 and 2012 (in millions of dollars):

	Six Months Ended June 30,
	2013	2012
Equipment rental segment revenues	$735.4	$637.1
Equipment sales and other revenue	(65.4)	(57.6)
Foreign currency adjustment	3.1	(2.2)
Rental and rental related revenue	$673.1	$577.3

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

REVENUES

	Six Months Ended June 30,
(in millions of dollars)	2013	2012	$ Change	% Change
Revenues by Segment
Car rental	$4,414.3	$3,547.9	$866.4	24.4%
Equipment rental	735.4	637.1	98.3	15.4%
Other reconciling items	1.5	1.1	0.4	36.4%
Total revenues	$5,151.2	$4,186.1	$965.1	23.1%

Car Rental Segment

Revenues from our car rental segment increased 24.4%, primarily due to Dollar Thrifty, which was acquired on November 19, 2012, partially offset by the divestiture of Advantage. Excluding the effects of the Dollar Thrifty acquisition and the Advantage divestiture, rental revenues in the U.S. increased $112.7 million or 5.2%. In addition there were revenue increases in the U.S. of $42.6 million from fleet subleases, $36.3 million from Donlen transactions, and $9.9 million obtained from licensee transactions. These increases were partly offset by a decrease in international revenues of $13.4 million, and the effects of foreign currency translation of approximately $0.5 million.

Worldwide car rental transaction day volume was up 22.6%, due to an increase in U.S. transaction volume of 30.7% and an increase in international transaction day volume of 2.4%. The increase in the U.S. transaction volume was primarily due to Dollar Thrifty, partially offset by the divestiture of Advantage. Total worldwide revenue per transaction increased 2.8%, driven by an increase in U.S. revenue per transaction of 6.8% partially offset by a decrease in international revenue per transaction of 2.5%.

Our Total RPD metric now reflects total car rental revenue per transaction day. Total RPD for worldwide car rental for the six months ended June 30, 2013 increased 1.9% from 2012, due to an increase in U.S. Total RPD of 3.9%, partly offset by a decrease in International Total RPD of 0.8%. U.S. airport Total RPD, excluding the impact of Dollar Thrifty, increased 9.9% and U.S. off-airport Total RPD increased by 0.9%. The increase in U.S. airport Total RPD was due to a 5.8% increase in revenue, excluding the impact of Dollar Thrifty and Advantage, accompanied by the divestiture of Advantage which had a lower airport Total RPD average. International Total RPD decreased primarily driven by a decrease in Europe Total RPD of 1.5% due to the competitive pricing environment and continued slow economy growth.

Equipment Rental Segment

Revenues from our equipment rental segment increased 15.4%, primarily due to increases of 16.2% and 3.6% in equipment rental volumes and pricing, respectively, partly offset by the effects of foreign currency translation of approximately $0.9 million. The increase in volume was primarily due to strong industrial and improving construction performance.

Other

Revenues from all other sources increased $0.4 million from the prior year period.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

EXPENSES

	Six Months Ended June 30,
(in millions of dollars)	2013	2012	$ Change	% Change
Expenses:
Fleet related expenses	$647.6	$538.3	$109.3	20.3%
Personnel related expenses	894.8	765.5	129.3	16.9%
Other direct operating expenses	1,214.7	999.3	215.4	21.6%
Direct operating	2,757.1	2,303.1	454.0	19.7%
Depreciation of revenue earning equipment and lease charges	1,228.1	1,034.9	193.2	18.7%
Selling, general and administrative	526.7	414.3	112.4	27.1%
Interest expense	360.6	314.5	46.1	14.7%
Interest income	(3.8)	(1.6)	(2.2)	137.5%
Other income, net	(1.7)	(1.0)	(0.7)	70.0%
Total expenses	$4,867.0	$4,064.2	$802.8	19.8%
Total expenses increased 19.8%, primarily due to the acquisition of Dollar Thrifty, partially offset by the divestiture of Advantage. Total expenses as a percentage of revenues decreased from 97.1% for the six months ended June 30, 2012 to 94.5% for the six months ended June 30, 2013.

Direct Operating Expenses

Car Rental Segment

Direct operating expenses for our car rental segment of $2,353.3 million for the six months ended June 30, 2013 increased 22.2% from $1,925.5 million for the six months ended June 30, 2012 primarily due to the acquisition of Dollar Thrifty and the growth in U.S. revenue, partially offset by the divestiture of Advantage.

Other direct operating expenses for our car rental segment of $1,080.2 million for the six months ended June 30, 2013 increased 24.6% from the six months ended June 30, 2012. The increase was primarily related to the acquisition of Dollar Thrifty, partially offset by the divestiture of Advantage. Excluding the effects of Dollar Thrifty and Advantage there was an increase in field systems of $7.7 million due to the roll out of Hertz 24/7, concession fees of $6.9 million, and customer service costs of $4.9 million due largely to our NeverLost system. In addition there were increases in commissions of $3.8 million associated with increased revenue.

Personnel related expenses for our car rental segment of $743.6 million for the six months ended June 30, 2013 increased 18.8% from the six months ended June 30, 2012. The increase was primarily related to the acquisition of Dollar Thrifty, partly offset by the divestiture of Advantage.

Fleet related expenses for our car rental segment of $529.5 million for the six months ended June 30, 2013 increased 22.4% from the six months ended June 30, 2012. The increase was primarily related to the acquisition of Dollar Thrifty, partly offset by a decrease in fleet related expenses associated with the divestiture of Advantage. Excluding the effects of Dollar Thrifty and Advantage there was an increase in vehicle damage costs in the U.S. of $16.8 million due to increased winter storms this year versus the prior year along with an increase in the number of vehicles, and an increase in average loss per vehicle. In addition there was an increase in maintenance expense of $3.7 million driven mainly by the fleet growth.

Equipment Rental Segment

Direct operating expenses for our equipment rental segment of $407.0 million for the six months ended June 30, 2013 increased 6.6% from $381.7 million for the six months ended June 30, 2012 as a result of increases in other direct operating expenses, personnel related expenses and fleet related expenses associated with business growth.

Other direct operating expenses for our equipment rental segment of $157.7 million for the six months ended June 30, 2013 increased $3.2 million, or 2.1% from the six months ended June 30, 2012. The increase was primarily

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

related to increases of $5.4 million in cost of sales due to higher equipment sales, and increases to field systems of $1.6 million, partly offset by a decrease in restructuring and restructuring related charges of $5.5 million.

Personnel related expenses for our equipment rental segment of $131.2 million for the six months ended June 30, 2013 increased $9.9 million, or 8.1%, from the six months ended June 30, 2012. The increase was related to increases in salaries and related expenses of $6.7 million and higher incentive pay of $1.6 million.

Fleet related expenses for our equipment rental segment of $118.1 million for the six months ended June 30, 2013 increased $12.2 million, or 11.5% from the six months ended June 30, 2012. The increase was primarily related to increased maintenance expense of $5.7 million and other equipment operating costs of $5.9 million.

Depreciation of Revenue Earning Equipment and Lease Charges

Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our car rental segment of $1,081.4 million for the six months ended June 30, 2013 increased 19.4% from $905.8 million for the six months ended June 30, 2012. As a percentage of car rental revenue, depreciation of car rental revenue earning equipment and lease charges decreased from 25.5% in the six months ended June 30, 2012 to 24.5% in the six months ended June 30, 2013. The decrease as a percent of car rental revenues was driven primarily by an increase in residual values and corresponding lower depreciation rates in the first half of 2013 compared to the first half of 2012. The $175.6 million increase in depreciation of revenue earning equipment and lease charges was primarily due to higher depreciation expense related to the acquisition of Dollar Thrifty, and increased fleet size in the U.S. and Donlen, partially offset by the divestiture of Advantage and lower per car depreciation rates and a higher mix of non-program cars.

Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our equipment rental segment of $146.7 million for the six months ended June 30, 2013 increased 13.7% from $129.1 million for the six months ended June 30, 2012. The increase was primarily due to a 12.6% increase in the average acquisition cost of rental equipment operated during the period, partly offset by higher residual values on the disposal of used equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $112.4 million or 27.1% from the prior year period, due to increases in administrative expenses, advertising and sales promotion expenses.

Administrative expenses increased $87.5 million or 33.3%, primarily due to the acquisition of Dollar Thrifty as well as increases in integration related costs of $15.3 million, and transaction related fees of $6.4 million.

Advertising expenses increased $23.1 million or 29.9%, primarily due to the acquisition of Dollar Thrifty, in addition to an increase in on-line media costs in the six months ended June 30, 2013 as compared to the prior year period.

Sales promotion expenses increased $1.8 million or 2.4%, primarily related to increases in sales salaries and commissions due to improved results, partly offset by lower sales related general administrative expenses.

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $152.5 million for the six months ended June 30, 2013 decreased (3.3)% from $157.7 million for the six months ended June 30, 2012. The decrease was primarily due to lower weighted average interest rates in the U.S. and Europe, partly offset by an increase in the weighted average debt outstanding as a result of an increase in fleet size in the U.S., and additional interest expense related to debt used to finance the Dollar Thrifty acquisition.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Equipment Rental Segment

Interest expense for our equipment rental segment of $25.1 million for the six months ended June 30, 2013 increased 3.4% from $24.3 million for the six months ended June 30, 2012. The increase was primarily due to an increase in weighted average debt outstanding as a result of an increased fleet size.

Other

Other interest expense relating to interest on corporate debt of $183.0 million for the six months ended June 30, 2013 increased 38.2% from $132.5 million for the six months ended June 30, 2012. The increase was primarily due to the debt used to finance the acquisition of Dollar Thrifty.

Interest Income

Interest income increased $2.2 million from the prior year period.

Other Income, Net

Other income increased $0.7 million from the prior year period.

ADJUSTED PRE-TAX INCOME

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $571.4 million increased 54.9% from $369.0 million for the six months ended June 30, 2012. The increase was primarily due to stronger volumes and pricing including the impact of the Dollar Thrifty acquisition, lower net depreciation per vehicle, lower interest expense due to favorable refinancing activity and disciplined cost management. Adjustments to our car rental segment income before income taxes for the six months ended June 30, 2013 totaled $94.8 million (which consists of purchase accounting of $44.9 million, restructuring and restructuring related charges of $28.2 million, non-cash debt charges of $11.1 million, other expenses of $6.4 million, integration expenses of $4.1 million and derivative losses of $0.1 million). Adjustments to our car rental segment income before income taxes for the six months ended June 30, 2012 totaled $72.6 million (which consists of purchase accounting of $30.2 million, non-cash debt charges of $21.7 million and restructuring and restructuring related charges of $20.7 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $119.9 million increased 75.3% from $68.4 million for the six months ended June 30, 2012. The increase was primarily due to stronger volumes and pricing, strong cost management performance and higher residual values on the disposal of used equipment. Adjustments to our equipment rental segment income before income taxes for the six months ended June 30, 2013 totaled $24.9 million (which consists of purchase accounting of $20.8 million, non-cash debt charges of $2.3 million, accelerated depreciation of $1.5 million and restructuring and restructuring related charges of $1.3 million, partly offset by other income, net of $1.0 million). Adjustments to our equipment rental segment income before income taxes for the six months ended June 30, 2012 totaled $30.2 million (which consists of purchase accounting of $20.8 million, restructuring and restructuring related charges of $6.7 million and non-cash debt charges of $2.7 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

PROVISION FOR TAXES ON INCOME AND NET INCOME ATTRIBUTABLE TO HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES' COMMON STOCKHOLDERS

	Six Months Ended June 30,
(in millions of dollars)	2013	2012	$ Change	% Change
Income before income taxes	$284.2	$121.9	$162.3	133.1%
Provision for taxes on income	(144.8)	(85.3)	(59.5)	69.8%
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$139.4	$36.6	$102.8	280.9%
Provision for Taxes on Income

The effective tax rate for the six months ended June 30, 2013 was 50.9% as compared to 70.0% in the six months ended June 30, 2012. The effective tax rate for the full fiscal year 2013 is expected to be approximately 41%. The provision for taxes on income increased $59.5 million, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits are not realized, and non-deductible acquisition costs related to the China transaction.

Net Income Attributable to Hertz Global Holdings, Inc. and Subsidiaries' Common Stockholders

The net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders increased $102.8 million primarily due to the Dollar Thrifty acquisition, higher rental volumes and pricing in our worldwide car and equipment rental operations, disciplined cost management, lower net depreciation per vehicle in our car rental operations and improved residual values on the disposal of certain used equipment. The impact of changes in exchange rates on net income was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.
LIQUIDITY AND CAPITAL RESOURCES
Our domestic and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States and internationally.
Cash Flows
As of June 30, 2013, we had cash and cash equivalents of $483.1 million, a decrease of $50.2 million from December 31, 2012. The following table summarizes the change:

	Six Months Ended June 30,
(in millions of dollars)	2013	2012	$ Change
Cash provided by (used in):
Operating activities	$1,458.6	$1,170.5	288.1
Investing activities	(3,264.1)	(2,215.8)	(1,048.3)
Financing activities	1,763.5	704.5	1,059.0
Effect of exchange rate changes	(8.2)	(4.8)	(3.4)
Net change in cash and cash equivalents	$(50.2)	$(345.6)	$295.4
During the six months ended June 30, 2013, we generated $288.1 million more cash from operating activities compared with the same period in 2012. The increase was primarily due to higher earnings before interest, depreciation and amortization, and refinancing activities which reduced interest expense, as well as due to the timing of our payments.
Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. During the six months ended June 30, 2013, we used $1,048.3 million more cash for investing activities compared with the same period in 2012. The increase in the use of funds was primarily due to increases in net revenue earning equipment expenditures and an increase in acquisition activity compared with the same period in 2012. The increase in revenue earning equipment expenditures was primarily due to increased volumes, the acquisition of Dollar Thrifty and timing of purchases and payments. As of June 30, 2013 and December 31, 2012, we

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

had $393.2 million and $571.6 million, respectively, of restricted cash and cash equivalents to be used for the purchase of revenue earning vehicles and other specified uses under our fleet financing facilities, our Like Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. The decrease in restricted cash and cash equivalents of $178.4 million from December 31, 2012 to June 30, 2013, primarily related to the timing of purchases and sales of revenue earning vehicles.
During the six months ended June 30, 2013, cash flows from financing activities increased by $1,059.0 million compared with the same period in 2012. The increase was primarily due to debt related activity to finance fleet purchases offset by the repurchase of shares of Hertz Holdings common stock in the first half of 2013.
Relocation of Headquarters
We anticipate that our expenditures related to the move of our corporate headquarters to Estero, Florida for employee relocation, severance and associated costs will be in the range of $30 million to $35 million to be incurred over the next two years. We are in the process of estimating the capital expenditures with respect to the construction of the headquarters building.
Capital Expenditures
The tables below set forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds on a cash basis consistent with our consolidated statements of cash flows, by quarter for 2013 and 2012 (in millions of dollars).

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2013
First Quarter	$3,253.0	$(2,237.9)	$1,015.1	$80.1	$(23.5)	$56.6
Second Quarter	3,572.5	(1,504.9)	2,067.6	88.0	(19.0)	69.0
	$6,825.5	$(3,742.8)	$3,082.7	$168.1	$(42.5)	$125.6
2012
First Quarter	$2,648.7	$(2,009.3)	$639.4	$74.2	$(47.6)	$26.6
Second Quarter	3,062.3	(1,599.0)	1,463.3	63.0	(8.8)	54.2
	$5,711.0	(3,608.3)	2,102.7	137.2	(56.4)	80.8

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Revenue earning equipment expenditures
Car rental	$6,460.3	$5,381.6	$1,078.7	20.0%
Equipment rental	365.2	329.4	35.8	10.9%
Total	$6,825.5	$5,711.0	$1,114.5	19.5%

The increase in our car rental operations revenue earning equipment expenditures was primarily due to the impact from the acquisition of Dollar Thrifty, increased volumes and timing of purchases and payments, partly offset by the impact of the divestiture of Advantage. The increase in our equipment rental operations revenue earning equipment expenditures was primarily due to the timing of purchases and payments during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Property and equipment expenditures
Car rental	$147.2	$109.8	$37.4	34.1%
Equipment rental	11.1	15.8	(4.7)	(29.7)%
Other	9.8	11.6	(1.8)	(15.5)%
Total	$168.1	$137.2	$30.9	22.5%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

The increase in our car rental operations property and equipment expenditures was primarily due to technology initiatives and an increase in our operating locations. The decreases in our equipment rental operations and other activities property and equipment expenditures were primarily due to timing of purchases and payments during the six months ended June 30, 2013.
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
As of June 30, 2013, we had $17,842.0 million of total indebtedness outstanding. Cash paid for interest during the six months ended June 30, 2013, was $316.4 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations, capital expenditures and acquisitions.
Our liquidity as of June 30, 2013 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet debt. For a description of these amounts, see Note 8 to the Notes to our condensed consolidated financial statements included in this Report as well as "Borrowing Capacity and Availability," below.
Maturities
The aggregate amounts of maturities of debt for each of the twelve-month periods ending June 30 (in millions of dollars) are as follows:

2014	$7,503.0	(including $7,215.8 of other short-term borrowings*)
2015	$2,124.4
2016	$1,140.0
2017	$366.5
2018	$2,819.1
After 2018	$3,903.9
_______________________________________________________________________________

*
Our short-term borrowings as of June 30, 2013 include, among other items, the amounts outstanding under the Senior ABL Facility, HVF U.S. Fleet Variable Funding Notes, RCFC U.S. Fleet Variable Funding Notes, Donlen GN II Variable Funding Notes, U.S. Fleet Financing Facility, European Revolving Credit Facility, European Securitization, Hertz-Sponsored Canadian Securitization, Dollar Thrifty-Sponsored Canadian Securitization, Australian Securitization, Brazilian Fleet Financing Facility and Capitalized Leases. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. Short-term borrowings also include the Convertible Senior Notes which became convertible on January 1, 2013 and remain as such through September 30, 2013. As of June 30, 2013, short-term borrowings had a weighted average interest rate of 2.1%.

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
The net proceeds from the sale of HVF's Series 2013-1 Rental Car Asset Backed Notes was, to the extent permitted by the applicable agreements, (i) used to pay the purchase price of vehicles acquired by HVF pursuant to HVF's U.S. ABS Program (as defined herein), (ii) used to pay the principal amount of other HVF U.S. ABS Program indebtedness that is then permitted or required to be paid or (iii) released to HVF to be distributed to Hertz or otherwise used by HVF for general purposes.

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
In April 2013, Hertz entered into an Amendment No. 2, or "Amendment No. 2," to the Senior Term Facility, primarily to reduce the interest rate applicable to a portion of the outstanding term loans under the Senior Term Facility. Prior to Amendment No. 2, approximately $1,372.0 million of tranche B term loans, or “Tranche B Term Loans”, under the Senior Term Facility bore interest at a floating rate measured by reference to, at Hertz's option, either (i) an adjusted London inter-bank offered rate not less than 1.00 percent plus a borrowing margin of 2.75 percent per annum or (ii) an alternate base rate plus a borrowing margin of 1.75 percent per annum. Pursuant to Amendment No. 2, certain of the existing lenders under the Senior Term Facility converted their existing Tranche B Term Loans into a new tranche of tranche B-2 term loans, or the “Tranche B-2 Term Loans”, in an aggregate principal amount, along with new loans advanced by certain new lenders, of approximately $1,372.0 million. The proceeds of Tranche B-2 Term Loans advanced by the new lenders were used to prepay in full all of the Tranche B Term Loans that were not converted into Tranche B-2 Term Loans.
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
In May 2013, the U.K. Leveraged Financing was amended to provide for additional amounts available under the U.K. Leveraged Financing of £25 million (the equivalent of $38.3 million as of June 30, 2013) for a commitment period running from May 30, 2013 to October 30, 2013.
In May 2013, HVF amended the HVF Series 2009-1 Notes to permit aggregate maximum borrowings of $2,738.8 million (subject to borrowing base availability).
In June 2013, Hertz Holdings Netherlands B.V., an indirect wholly-owned subsidiary of Hertz organized under the laws of Netherlands, or "HHN BV," amended the European Revolving Credit Facility to provide for aggregate maximum borrowings of an additional €100 million (the equivalent of $130.1 million as of June 30, 2013), subject to borrowing base availability, for a commitment period running from June 12, 2013 to December 16, 2013.
In the second quarter of 2013, HC Limited Partnership amended the Hertz-Sponsored Canadian Securitization to extend the maturity from June 2013 to March 2014.
For subsequent events relating to our indebtedness, see Note 18 to the Notes to our condensed consolidated financial statements included in this Report.
Registration Rights and Indentures for the Senior Notes
Pursuant to the terms of the exchange and registration rights agreement entered into in connection with the issuance of $250 million in aggregate principal amount of the 4.250% Senior Notes due 2018 in March 2013, Hertz agreed to file a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of such notes for registered notes or, in the alternative, the registered resale of such notes. Hertz's failure to meet its obligations under the exchange and registration rights agreement, including by failing to have the registration statement become effective by March 2014 or failing to complete the exchange offer by April 2014, will result in Hertz incurring special interest on such notes at a per annum rate of 0.25% for the first 90 days of any period where any such failure has occurred and is continuing, which rate will be increased by an additional 0.25% during each subsequent 90 day period, up to a maximum of 0.50%. A registration statement on Form S-4 was filed with the SEC on June 26, 2013 covering the exchange of such notes. We do not believe the special interest obligation is probable, and as such, we have not recorded any amounts with respect to this registration payment arrangement.

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
Other Financing Risks
A small percentage of cars that we purchase are subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, car manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition and mileage requirements. We use book values derived from this specified price or guaranteed depreciation rate to calculate financing capacity under certain asset-backed and asset-based financing arrangements.
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
Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of June 30, 2013, we were not subject to such contractually specified fixed charge coverage ratio.
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
Borrowing Capacity and Availability
As of June 30, 2013, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$357.3	$357.3
Total Corporate Debt	357.3	357.3
Fleet Debt
HVF U.S. Fleet Variable Funding Notes	148.8	—
RCFC U.S. Fleet Variable Funding Notes	60.0	—
Donlen GN II Variable Funding Notes	60.0	—
U.S. Fleet Financing Facility	19.0	—
European Revolving Credit Facility	58.5	—
European Securitization	157.4	—
Hertz-Sponsored Canadian Securitization	85.0	—
Dollar Thrifty-Sponsored Canadian Securitization	66.9	—
Australian Securitization	112.3	—
Total Fleet Debt	767.9	—
Total	$1,125.2	$357.3
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
As of June 30, 2013, the Senior Term Facility had approximately $0.1 million available under the letter of credit facility and the Senior ABL Facility had $1,006.5 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.
Some of these special purpose entities are consolidated variable interest entities, of which Hertz is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of June 30, 2013 and December 31, 2012, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities collectively had total assets primarily comprised of loans receivable and revenue earning equipment of $579.3 million and $440.8 million, respectively, and collectively had total liabilities primarily comprised of debt of $578.8 million and $440.3 million, respectively.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations

Off-Balance Sheet Commitments and Arrangements
As of June 30, 2013 and December 31, 2012, the following guarantees (including indemnification commitments) were issued and outstanding:
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
Environmental
We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of June 30, 2013 and December 31, 2012, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed consolidated balance sheets in "Accrued liabilities" were $2.6 million and $2.6 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).
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
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of June 30, 2013, our net income would decrease by an estimated $41.5 million over a twelve-month period.
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
For the three and six months ended June 30, 2013, our consolidated statement of operations contained realized and unrealized losses relating to the effects of foreign currency of $0.7 million and $3.0 million, respectively. For the three and six months ended June 30, 2012, our consolidated statement of operations contained realized and unrealized losses relating to the effects of foreign currency of $1.0 million and $5.4 million, respectively.
See Note 14 to the Notes to our condensed consolidated financial statements included in this Report.
Other Risks
We purchase unleaded gasoline and diesel fuel at prevailing market rates and maintain a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. For the three-month and six-month periods ended June 30, 2013, we recognized losses of $2.5 million and $0.8 million, respectively, in "Direct operating" on our consolidated statement of operations relating to our gasoline swaps. See Note 14 to the Notes to our condensed consolidated financial statements included in this Report.
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
Current year to date dispositions of Hertz Holdings' common stock by certain significant shareholders, when combined with other dispositions of Hertz Holdings' stock over the previous 36 months, have not resulted in a change in control as that term is defined in Section 382 of the Internal Revenue Code. Consequently, there is no limitation on the utilization of all pre-2013 U.S. net operating losses.
The Internal Revenue service completed their audit of the company's 2007-2009 tax returns and had no changes to the previously filed tax returns.
Employee Retirement Benefits
Pension
We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 6 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." Our 2013 worldwide pre-tax pension expense is expected to be approximately $39.7 million, which would represent an increase of $5.0 million from 2012. The anticipated increase in expense as compared to 2012 is primarily due to lower expected rates of return in 2013 and lower discount rates at the end of 2012 compared to 2011.
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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Recently Issued Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2 to the Notes to our condensed consolidated financial statements included in this Report under the caption "Item 1—Condensed Consolidated Financial Statements (Unaudited)."
Other Financial Information
With respect to the unaudited interim financial information of Hertz Global Holdings, Inc. as of June 30, 2013 and for the three-month and six-month periods ended June 30, 2013 and 2012 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they applied limited procedures in accordance with professional standards for reviews of such unaudited interim financial information. However, their separate report dated August 2, 2013 included in this Form 10-Q herein states that they did not audit and they do not express an opinion on such unaudited interim financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on such unaudited interim financial information because that report is not a "report" or "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.
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
Changes in Internal Control Over Financial Reporting
An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On November 19, 2012, the Company completed the acquisition of Dollar Thrifty. The Company is in the process of reviewing Dollar Thrifty's operations and is conducting control reviews pursuant to the Sarbanes-Oxley Act of 2002. See Note 5, "Business Combinations and Divestitures," to the unaudited interim consolidated financial statements included in this Quarterly report on Form 10-Q for a discussion of the acquisition and related financial data. Excluding the Dollar Thrifty acquisition, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
There is no material change in the information reported under "Part I—Item 1A—Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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

Date:	August 2, 2013	HERTZ GLOBAL HOLDINGS, INC. (Registrant)
		By:	/s/ ELYSE DOUGLAS
Elyse Douglas Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
3.2
Amended and Restated By-Laws of Hertz Global Holdings, Inc., effective May 15, 2013 (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 17, 2013).

4.6.3
Addendum to Second Amended and Restated Series 2009-1 Note Purchase Agreement, effective as of May 31, 2013, among Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, and Goldman Sachs Bank USA, as a Funding Agent and Committed Note Purchaser. (Incorporated by reference to Exhibit 4.6.3 of the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-189620), as filed on June 26, 2013).

15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 2, 2013, relating to Financial Information
31.1–31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1–32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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