Form 10-Q
period 2013-09-30
HERTZ GLOBAL HOLDINGS INC
filed 2013-11-07
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2013, 448,981,084 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM l.    Condensed Consolidated Financial Statements (Unaudited)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Hertz Global Holdings, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Hertz Global Holdings, Inc. and its subsidiaries as of September 30, 2013, and the related consolidated statements of operations and of comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, the consolidated statement of changes in equity for the nine-month period ended September 30, 2013 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.
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
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 6, 2013

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Millions of Dollars, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$548.7	$533.3
Restricted cash and cash equivalents	521.3	571.6
Receivables, less allowance for doubtful accounts of $35.4 and $25.1	1,700.9	1,886.6
Inventories, at lower of cost or market	106.7	105.7
Prepaid expenses and other assets	677.0	470.1
Revenue earning equipment, at cost:
Cars	15,245.7	12,591.1
Less accumulated depreciation	(2,440.4)	(1,881.0)
Other equipment	3,486.5	3,240.1
Less accumulated depreciation	(1,076.5)	(1,041.9)
Total revenue earning equipment	15,215.3	12,908.3
Property and equipment, at cost:
Land, buildings and leasehold improvements	1,350.3	1,288.8
Service equipment and other	1,220.8	1,261.1
	2,571.1	2,549.9
Less accumulated depreciation	(1,080.2)	(1,113.5)
Total property and equipment	1,490.9	1,436.4
Other intangible assets, net	3,944.7	4,032.1
Goodwill	1,366.3	1,341.9
Total assets	$25,571.8	$23,286.0
LIABILITIES AND EQUITY
Accounts payable	$952.4	$999.1
Accrued liabilities	1,285.8	1,180.5
Accrued taxes	171.1	118.6
Debt	17,136.2	15,448.6
Public liability and property damage	346.6	332.2
Deferred taxes on income	2,858.8	2,699.7
Total liabilities	22,750.9	20,778.7
Commitments and contingencies
Equity:
Hertz Global Holdings, Inc. and Subsidiaries stockholders' equity
Preferred Stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 448,926,909 and 421,485,862 shares issued and outstanding	4.5	4.2
Additional paid-in capital	3,217.7	3,234.0
Accumulated deficit	(349.9)	(704.0)
Accumulated other comprehensive loss	(51.4)	(26.9)
Total Hertz Global Holdings, Inc. and Subsidiaries stockholders' equity	2,820.9	2,507.3
Total liabilities and equity	$25,571.8	$23,286.0
   The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions of Dollars, except share and per share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Worldwide car rental	$2,534.1	$2,031.6	$6,686.3	$5,353.6
Worldwide equipment rental	401.8	363.0	1,137.1	1,000.1
All other operations	133.5	121.6	397.2	348.6
Total revenues	3,069.4	2,516.2	8,220.6	6,702.3
Expenses:
Direct operating	1,525.4	1,241.1	4,282.6	3,544.2
Depreciation of revenue earning equipment and lease charges	676.7	560.5	1,904.8	1,595.4
Selling, general and administrative	276.8	201.0	803.5	615.3
Interest expense	182.3	154.9	542.9	469.4
Interest income	(3.5)	(0.7)	(7.3)	(2.3)
Other (income) expense, net	83.4	(9.5)	81.7	(10.5)
Total expenses	2,741.1	2,147.3	7,608.2	6,211.5
Income before income taxes	328.3	368.9	612.4	490.8
Provision for taxes on income	(113.6)	(126.0)	(258.3)	(211.3)
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$214.7	$242.9	$354.1	$279.5
Weighted average shares outstanding (in millions):
Basic	424.9	420.6	413.9	419.6
Diluted	465.0	445.5	463.7	447.1
Earnings per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders (See Note 17—Earnings Per Share):
Basic	$0.51	$0.58	$0.86	$0.67
Diluted	$0.47	$0.55	$0.78	$0.63

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions of Dollars)
Unaudited

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
Net income		$214.7		$242.9
Other comprehensive income (loss), net of tax:
Translation adjustment changes	23.1		20.2
Unrealized holding gains (losses) on securities, (net of tax of 2013: $0.4 and 2012: $1.1)	(2.6)		1.7
Other, (net of tax of 2013: $0 and 2012: $0)	(0.2)		(0.1)
Defined benefit pension plans:
Net gains arising during the period, (net of tax of 2013: $1.4 and 2012: $1.1)	1.6		1.4
Defined benefit pension plans	1.6		1.4
Other comprehensive income		21.9		23.2
Comprehensive income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders		$236.6		$266.1

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
Net income		$354.1		$279.5
Other comprehensive income (loss), net of tax:
Translation adjustment changes	(30.9)		3.7
Unrealized holding gains (losses) on securities, (net of tax of 2013: $0.4 and 2012: $3.1)	(0.5)		4.8
Other, (net of tax of 2013: $0 and 2012: $0)	(0.1)		—
Defined benefit pension plans:
Net gains arising during the period, (net of tax of 2013: $4.6 and 2012: $3.3)	7.0		5.1
Defined benefit pension plans	7.0		5.1
Other comprehensive income (loss)		(24.5)		13.6
Comprehensive income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders		$329.6		$293.1

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In Millions of Dollars)
Unaudited

	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
		Shares	Amount
December 31, 2012	$—	421.5	$4.2	$3,234.0	$(704.0)	$(26.9)	$—	$2,507.3
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					354.1			354.1
Other comprehensive loss						(24.5)		(24.5)
Employee stock purchase plan		0.2	—	4.4				4.4
Net settlement on vesting of restricted stock units		0.9	—	(11.9)				(11.9)
Share repurchase(a)		(23.2)					(467.2)	(467.2)
Stock-based employee compensation charges, net of tax of $0				32.5				32.5
Exercise of stock options, net of tax of $0		2.4	—	21.6				21.6
Conversion of Convertible Senior Notes, net of tax of $3.5		47.1	0.3	(64.7)			467.2	402.8
Common shares issued to Directors		—	—	1.8				1.8
September 30, 2013	$—	448.9	$4.5	$3,217.7	$(349.9)	$(51.4)	$—	$2,820.9
(a) In March 2013, Hertz Holdings repurchased 23.2 million shares at a price of $20.14 per share.

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions of Dollars)
Unaudited

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$354.1	$279.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of revenue earning equipment	1,847.1	1,531.8
Depreciation of property and equipment	149.7	126.9
Amortization of other intangible assets	90.9	58.9
Amortization and write-off of deferred financing costs	42.3	43.4
Amortization and write-off of debt discount	12.1	22.5
Stock-based compensation charges	32.5	22.3
(Gain) loss on derivatives	(3.7)	0.7
(Gain) loss on disposal of business	1.8	(8.7)
Loss on revaluation of foreign denominated debt	—	2.5
Loss on extinguishment of debt	27.5	—
Provision for losses on doubtful accounts	38.4	23.5
Deferred taxes on income	162.8	104.4
Impairment charges and other	40.0	—
Gain on sale of property and equipment	(2.6)	(1.9)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(165.1)	(248.1)
Inventories, prepaid expenses and other assets	(22.6)	(4.8)
Accounts payable	92.4	98.8
Accrued liabilities	103.6	16.6
Accrued taxes	52.4	66.1
Public liability and property damage	(2.0)	(3.2)
Net cash provided by operating activities	2,851.6	2,131.2
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	50.0	(69.3)
Revenue earning equipment expenditures	(9,341.0)	(7,705.9)
Proceeds from disposal of revenue earning equipment	5,669.2	4,838.9
Property and equipment expenditures	(246.4)	(221.6)
Proceeds from disposal of property and equipment	62.3	86.8
Acquisitions, net of cash acquired	(226.9)	(196.2)
Proceeds from disposal of business	—	11.7
Other investing activities	(2.8)	(1.4)
Net cash used in investing activities	$(4,035.6)	$(3,257.0)
   The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Millions of Dollars)
Unaudited

	Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$1,207.5	$282.4
Payment of long-term debt	(371.3)	(656.1)
Short-term borrowings:
Proceeds	472.4	368.0
Payments	(710.9)	(962.7)
Proceeds under the revolving lines of credit	5,250.3	4,505.4
Payments under the revolving lines of credit	(4,167.5)	(2,829.4)
Purchase of noncontrolling interest	—	(38.0)
Proceeds from employee stock purchase plan	3.8	3.2
Proceeds from exercise of stock options	21.6	7.2
Purchase of treasury shares	(467.2)	—
Net settlement on vesting of restricted stock units	(11.9)	(20.0)
Payment of financing costs	(25.7)	(13.7)
Net cash provided by financing activities	1,201.1	646.3
Effect of foreign exchange rate changes on cash and cash equivalents	(1.7)	1.1
Net increase (decrease) in cash and cash equivalents during the period	15.4	(478.4)
Cash and cash equivalents at beginning of period	533.3	931.8
Cash and cash equivalents at end of period	$548.7	$453.4
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$445.5	$395.6
Income taxes	56.4	43.0
Supplemental disclosures of non-cash flow information:
Purchases of revenue earning equipment included in accounts payable and accrued liabilities	$184.2	$289.8
Sales of revenue earning equipment included in receivables	391.0	504.9
Purchases of property and equipment included in accounts payable	39.5	38.0
Sales of property and equipment included in receivables	2.5	22.3
Consideration for acquisitions and divestitures	22.9	—
Conversion of Convertible Senior Notes included in debt, common stock and additional paid-in capital	372.5	—
Capital leases included in property and equipment and debt	19.5	23.1

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
We operate our U.S. car rental and International car rental businesses through the Hertz, Dollar and Thrifty brands from corporate, licensee and franchisee locations in North America, Europe, Latin America, Asia, Australia, Africa, the Middle East and New Zealand. In our worldwide equipment rental business, we rent equipment in the United States, Canada, France, Spain, China and Saudi Arabia, as well as through our international licensees. We and our predecessors have been in the car rental business since 1918 and in the equipment rental business since 1965. We also own Donlen Corporation, or "Donlen," based in Northbrook, Illinois, which is a leader in providing fleet leasing and management services.
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
In the third quarter of 2013 we changed the composition of our reportable segments upon further consideration of the guidance provided in the Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” Topic 280, Segment Reporting. We historically aggregated our U.S., Europe, Other International and Donlen car rental operating segments together to produce a worldwide car rental reportable segment. We now present our operations as four reportable segments (U.S. car rental, international car rental, worldwide equipment rental and all other operations). We have revised our segment results presented herein to reflect this new segment structure, including for prior periods. Such revisions have no impact on our consolidated financial condition, results of operations or cash flows for the periods presented. See Note 11—Segment Information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Recently Issued Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board, or "FASB," issued Accounting Standards Update, or "ASU," No. 2013-05, “Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” or “ASU 2013-05”, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for reporting periods beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. This accounting guidance is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.
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
Restricted cash and cash equivalents includes cash and cash equivalents that are not readily available for our normal disbursements. Restricted cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, for our Like-Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. As of September 30, 2013 and December 31, 2012, the portion of total restricted cash and cash equivalents that was associated with our Fleet Debt facilities and LKE Program was $456.6 million and $494.0 million, respectively. The decrease in restricted cash and cash equivalents associated with our fleet of $37.4 million from December 31, 2012 to September 30, 2013 was primarily related to the timing of purchases and sales of revenue earning vehicles.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 4—Goodwill and Other Intangible Assets
The following summarizes the changes in our goodwill, by segment (in millions of dollars):

	U.S. Car Rental	International Car Rental	Worldwide Equipment Rental	All Other Operations	Total
Balance as of January 1, 2013
Goodwill	$1,006.6	$245.1	$775.4	$35.8	$2,062.9
Accumulated impairment losses	—	(46.1)	(674.9)	—	(721.0)
	1,006.6	199.0	100.5	35.8	1,341.9

Goodwill acquired during the period	—	1.5	—	—	1.5
Adjustments to previously recorded purchase price allocation(a)	20.1	—	1.7	—	21.8
Other changes during the period(b)	1.1	(0.1)	0.1	—	1.1
	21.2	1.4	1.8	—	24.4

Balance as of September 30, 2013
Goodwill	1,027.8	246.5	777.2	35.8	2,087.3
Accumulated impairment losses	—	(46.1)	(674.9)	—	(721.0)
	$1,027.8	$200.4	$102.3	$35.8	$1,366.3

	U.S. Car Rental	International Car Rental	Worldwide Equipment Rental	All Other Operations	Total
Balance as of January 1, 2012
Goodwill	$122.5	$245.7	$693.8	$51.1	$1,113.1
Accumulated impairment losses	—	(46.1)	(674.9)	—	(721.0)
	122.5	199.6	18.9	51.1	392.1

Goodwill acquired during the period	884.9	—	82.0	—	966.9
Adjustments to previously recorded purchase price allocation(c)	—	—	—	(15.3)	(15.3)
Other changes during the period(d)	(0.8)	(0.6)	(0.4)	—	(1.8)
	884.1	(0.6)	81.6	(15.3)	949.8

Balance as of December 31, 2012
Goodwill	1,006.6	245.1	775.4	35.8	2,062.9
Accumulated impairment losses	—	(46.1)	(674.9)	—	(721.0)
	$1,006.6	$199.0	$100.5	$35.8	$1,341.9
_______________________________________________________________________________

(a)	Consists of adjustments related to purchase accounting and deferred tax during 2013.

(b)	Primarily consists of changes resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

(c)	Consists of deferred tax adjustments recorded during 2012.

(d)	Primarily consists of changes resulting from disposals and the translation of foreign currencies at different exchange rates from the beginning of the year to the end of the year.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Other intangible assets, net, consisted of the following major classes (in millions of dollars):

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$693.0	$(485.3)	$207.7
Other(1)	462.2	(73.4)	388.8
Total	1,155.2	(558.7)	596.5
Indefinite-lived intangible assets:
Trade name	3,330.0	—	3,330.0
Other(2)	18.2	—	18.2
Total	3,348.2	—	3,348.2
Total other intangible assets, net	$4,503.4	$(558.7)	$3,944.7

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$694.7	$(434.0)	$260.7
Other(1)	459.6	(33.8)	425.8
Total	1,154.3	(467.8)	686.5
Indefinite-lived intangible assets:
Trade name	3,330.0	—	3,330.0
Other(2)	15.6	—	15.6
Total	3,345.6	—	3,345.6
Total other intangible assets, net	$4,499.9	$(467.8)	$4,032.1
_______________________________________________________________________________

(1)	Other amortizable intangible assets primarily include Dollar Thrifty concession agreements, Donlen trade name, reacquired franchise rights, non-compete agreements and technology-related intangibles.

(2)	Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.
Amortization of other intangible assets for the three months ended September 30, 2013 and 2012 was approximately $30.3 million and $19.9 million, respectively. Amortization of other intangible assets for the nine months ended September 30, 2013 and 2012 was approximately $90.9 million and $58.9 million, respectively. Based on our amortizable intangible assets as of September 30, 2013, we expect amortization expense to be approximately $30.5 million for the remainder of 2013, $118.5 million in 2014, $115.0 million in 2015, $65.6 million in 2016 and $52.8 million in 2017.
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
Adjustments to the preliminary purchase price allocation have been made to reflect revised estimates of the fair value of the assets acquired and liabilities assumed at November 19, 2012 and are based on the best information available to management at the time of the preparation of this report and are substantially complete, except with regards to deferred taxes on income, which could change based upon the completion of Dollar Thrifty's pre-acquisition state tax returns. These revisions primarily related to valuation of certain contracts, accrued liabilities and income taxes, and the resulting changes to goodwill. Providing for these adjustments in previous periods would not have a material impact on the reported operating results for the three month periods ended December 31, 2012, March 31, 2013 and June 30, 2013.
Unaudited pro forma financial information
The following table presents unaudited pro forma financial information as if the acquisition of Dollar Thrifty had occurred on January 1, 2012 for the period presented below (in millions of dollars).

	Revenue	Earnings
2012 supplemental pro forma for the third quarter of 2012 (combined entity)	$2,899.0	$267.6
2012 supplemental pro forma for the first nine months of 2012 (combined entity)	$7,711.5	$342.0

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
Other Acquisitions
On April 15, 2013, Hertz entered into definitive agreements with China Auto Rental Holdings, Inc., or ‘‘China Auto Rental,’’ and related parties pursuant to which Hertz made a strategic investment in China Auto Rental. China Auto Rental is the largest car rental company in China. Pursuant to the transaction, Hertz invested cash in, and agreed to contribute its China Rent-a-Car entities to, China Auto Rental. For this investment, Hertz received common stock and convertible notes in return. Upon the initial closing of the transaction, which occurred on May 1, 2013, Hertz became the owner of 10% of China Auto Rental’s ordinary shares and has a seat on China Auto Rental’s Board. We have de-consolidated Hertz China Rent-a-Car entities and classified the convertible notes as available for sale securities. Upon conversion of the convertible notes, Hertz would have 18.64% on a fully diluted basis. This transaction was accounted for under the equity method of accounting in accordance with GAAP.
During the nine months ended September 30, 2013, we re-acquired five domestic car rental locations from our former licensees and added five international locations through an external acquisition. These acquisitions are not material

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

to the consolidated amounts presented within our statement of operations for the three-month and nine-month periods ended September 30, 2013.
Divestitures
Potential Divestiture of Selected Dollar Thrifty Airport Locations
In order to obtain regulatory approval and clearance for the Dollar Thrifty acquisition, Hertz agreed to dispose of Advantage, and to secure for the buyer of Advantage certain on-airport car rental concessions and related assets at certain locations where Dollar Thrifty operated at least one of its brands. As of September 30, 2013, Hertz completed the transfer of most of these Dollar Thrifty locations, and had a remaining reserve including estimated support payments, of $8.5 million.
Advantage Divestiture
On December 12, 2012, Hertz completed the sale of Simply Wheelz LLC, or the “Advantage divestiture,” a wholly owned subsidiary of Hertz that operated our Advantage Rent A Car business, or “Advantage.” As part of the sale agreement, Hertz agreed to sublease vehicles to the buyer of Advantage for use in continuing the operations of Advantage, for a period no longer than two years from the closing date. As such, Hertz will have continuing cash flows in the operations of the disposed Advantage business. Therefore, the operating results associated with the Advantage business will continue to be classified as part of our continuing operations in the consolidated statements of operations for all periods presented.
See Note 18—Subsequent Events.
Note 6—Taxes on Income
The effective tax rate for the three months ended September 30, 2013 and 2012 was 34.6% and 34.2%, respectively. The effective tax rate for the nine months ended September 30, 2013 and 2012 was 42.2% and 43.1%, respectively. The effective tax rate for the full fiscal year 2013 is expected to be approximately 40%. The provision for taxes on income of $113.6 million for the three months ended September 30, 2013 decreased from $126.0 million for the three months ended September 30, 2012, primarily due to changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits are not realized. The provision for taxes on income of $258.3 million for the nine months ended September 30, 2013 increased from $211.3 million for the nine months ended September 30, 2012, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits are not realized.
Note 7—Depreciation of Revenue Earning Equipment and Lease Charges
Depreciation of revenue earning equipment and lease charges includes the following (in millions of dollars):

	Three Months Ended September 30,
	2013	2012
Depreciation of revenue earning equipment	$641.3	$554.1
Adjustment of depreciation upon disposal of revenue earning equipment	11.0	(12.7)
Rents paid for vehicles leased	24.4	19.1
Total	$676.7	$560.5

	Nine Months Ended September 30,
	2013	2012
Depreciation of revenue earning equipment	$1,826.1	$1,625.1
Adjustment of depreciation upon disposal of revenue earning equipment	21.0	(93.3)
Rents paid for vehicles leased	57.7	63.6
Total	$1,904.8	$1,595.4

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended September 30, 2013 and 2012, included net losses of $11.1 million and net gains of $15.2 million, respectively, on the disposal of vehicles used in our U.S. car rental operations, net losses of $4.3 million and $5.5 million, respectively, on the disposal of vehicles in our International car rental operations, and net gains of $4.4 million and $3.0 million, respectively, on the disposal of industrial and construction equipment used in our worldwide equipment rental operations. The adjustment of depreciation upon disposal of revenue earning equipment for the nine months ended September 30, 2013 and 2012, included net losses of $20.5 million and net gains of $94.1 million, respectively, on the disposal of vehicles in our U.S. car rental operations, net losses of $15.7 million and $11.2 million, respectively, on the disposal of vehicles used in our international car rental operations and net gains of $15.2 million and $10.4 million, respectively, on the disposal of industrial and construction equipment used in our worldwide equipment rental operations.
Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the nine months ended September 30, 2013, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our U.S. and International car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. The depreciation rate changes in our U.S. car rental operations from previous quarters resulted in net decreases of $18.0 million and $35.3 million, respectively, for the three-month and nine-month periods ended September 30, 2013. Prospective changes include the impact of car sales channel diversification and acceleration of our retail sales expansion. Our international car rental operations depreciation rate changes from previous quarters resulted in net increases of $2.1 million and $3.9 million, respectively, in depreciation expense for the three-month and nine-month periods ended September 30, 2013. During the three-month and nine-month periods ended September 30, 2013, the depreciation rate changes in certain of our worldwide equipment rental operations resulted in a net decrease of $0.1 million and $0.1 million, respectively, in depreciation expense.
Note 8—Debt
Our debt consists of the following (in millions of dollars):

Facility	Average Interest Rate at September 30, 2013(1)	Fixed or Floating Interest Rate	Maturity	September 30, 2013	December 31, 2012
Corporate Debt
Senior Term Facility	3.26%	Floating	3/2018	$2,109.5	$2,125.5
Senior ABL Facility	2.96%	Floating	3/2016	679.7	195.0
Senior Notes(2)	6.58%	Fixed	4/2018–10/2022	3,900.0	3,650.0
Promissory Notes	6.96%	Fixed	8/2014–1/2028	48.7	48.7
Convertible Senior Notes	5.25%	Fixed	6/2014	84.6	474.7
Other Corporate Debt	3.58%	Floating	Various	65.4	88.7
Unamortized Net Discount (Corporate)(3)				(0.2)	(37.3)
Total Corporate Debt				6,887.7	6,545.3
Fleet Debt
HVF U.S. ABS Program
HVF U.S. Fleet Variable Funding Notes
HVF Series 2009-1(4)	1.00%	Floating	3/2014	2,495.0	2,350.0
				2,495.0	2,350.0
HVF U.S. Fleet Medium Term Notes
HVF Series 2009-2(4)	5.37%	Fixed	3/2013–3/2015	807.5	1,095.9
HVF Series 2010-1(4)	3.83%	Fixed	2/2014–2/2018	706.6	749.8
HVF Series 2011-1(4)	2.86%	Fixed	3/2015–3/2017	598.0	598.0
HVF Series 2013-1(4)	1.68%	Fixed	8/2016–8/2018	950.0	—
				3,062.1	2,443.7

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Facility	Average Interest Rate at September 30, 2013(1)	Fixed or Floating Interest Rate	Maturity	September 30, 2013	December 31, 2012
RCFC U.S. ABS Program
RCFC U.S. Fleet Variable Funding Notes
RCFC Series 2010-3 Notes(4)(5)	1.01%	Floating	3/2014	468.0	519.0
RCFC U.S. Fleet Medium Term Notes
RCFC Series 2011-1 Notes(4)(5)	2.81%	Fixed	2/2015	500.0	500.0
RCFC Series 2011-2 Notes(4)(5)	3.21%	Fixed	5/2015	400.0	400.0
				1,368.0	1,419.0
Donlen ABS Program
Donlen GN II Variable Funding Notes(4)	N/A	Floating	12/2013	—	899.3
HFLF Variable Funding Notes
HFLF Series 2013-1 Notes(4)	1.05%	Floating	9/2014	730.2	—
HFLF Series 2013-2 Notes(4)	1.16%	Floating	9/2015	214.8	—
				945.0	899.3
Other Fleet Debt
U.S. Fleet Financing Facility	2.93%	Floating	9/2015	162.0	166.0
European Revolving Credit Facility	2.56%	Floating	6/2015	431.6	185.3
European Fleet Notes	8.50%	Fixed	7/2015	539.6	529.4
European Securitization(4)	2.52%	Floating	7/2014	461.3	242.2
Hertz-Sponsored Canadian Securitization(4)	2.15%	Floating	3/2014	145.5	100.5
Dollar Thrifty-Sponsored Canadian Securitization(4)(5)	2.13%	Floating	8/2014	60.1	55.3
Australian Securitization(4)	4.03%	Floating	12/2014	106.3	148.9
Brazilian Fleet Financing Facility	14.87%	Floating	10/2014	12.7	14.0
Capitalized Leases	4.10%	Floating	Various	452.1	337.6
Unamortized Premium (Fleet)				7.2	12.1
				2,378.4	1,791.3
Total Fleet Debt				10,248.5	8,903.3
Total Debt				$17,136.2	$15,448.6
_______________________________________________________________________________

Note:
For further information on the definitions and terms of our debt, see Note 5 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

(1)	As applicable, reference is to the September 30, 2013 weighted average interest rate (weighted by principal balance).

(2)
References to our "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below. As of September 30, 2013 and December 31, 2012, the outstanding principal amount for each such series of the Senior Notes is as specified below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Outstanding Principal (in millions)
Senior Notes	September 30, 2013	December 31, 2012
4.25% Senior Notes due April 2018	$250.0	$—
7.50% Senior Notes due October 2018	700.0	700.0
6.75% Senior Notes due April 2019	1,250.0	1,250.0
5.875% Senior Notes due October 2020	700.0	700.0
7.375% Senior Notes due January 2021	500.0	500.0
6.25% Senior Notes due October 2022	500.0	500.0
	$3,900.0	$3,650.0

(3)	As of September 30, 2013 and December 31, 2012, $3.5 million and $40.6 million, respectively, of the unamortized corporate discount relates to the Convertible Senior Notes.

(4)
Maturity reference is to the "expected final maturity date" as opposed to the subsequent "legal maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness expect the relevant indebtedness to be repaid. The legal final maturity date is the date on which the relevant indebtedness is legally due and payable.

(5)	RCFC U.S. ABS Program and the Dollar Thrifty-Sponsored Canadian Securitization represent fleet debt acquired in connection with the Dollar Thrifty acquisition on November 19, 2012.
Maturities
The aggregate amounts of maturities of debt for each of the twelve-month periods ending September 30 (in millions of dollars) are as follows:

2014	$6,643.6	(including $6,294.2 of other short-term borrowings*)
2015	$2,298.4
2016	$1,206.2
2017	$278.7
2018	$3,004.3
After 2018	$3,698.0
_______________________________________________________________________________

*
Our short-term borrowings as of September 30, 2013 include, among other items, the amounts outstanding under the Senior ABL Facility, HVF U.S. Fleet Variable Funding Notes, RCFC U.S. Fleet Variable Funding Notes, HFLF Variable Funding Notes, U.S. Fleet Financing Facility, European Revolving Credit Facility, European Securitization, Hertz-Sponsored Canadian Securitization, Dollar Thrifty-Sponsored Canadian Securitization, Australian Securitization, Brazilian Fleet Financing Facility and Capitalized Leases. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. Short-term borrowings also include the Convertible Senior Notes which became convertible on January 1, 2013 and remain as such through December 31, 2013. As of September 30, 2013, short-term borrowings had a weighted average interest rate of 1.9%.

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
Letters of Credit
As of September 30, 2013, there were outstanding standby letters of credit totaling $665.6 million. Of this amount, $640.3 million was issued under the Senior Credit Facilities. As of September 30, 2013, none of these letters of credit have been drawn upon.
2013 Events
On January 1, 2013, our Convertible Senior Notes became convertible again. This conversion right was triggered because our closing common stock price per share exceeded $10.77 for at least 20 trading days during the 30 consecutive trading day period ending on December 31, 2012. Our stock price has remained above $10.77 since then, so the Convertible Senior Notes continue to be convertible through at least December 31, 2013 and may be convertible thereafter, if our stock price remains above $10.77 or any of the other conversion conditions specified in the indenture is satisfied during future measurement periods. In connection with our repurchase of the shares of our common stock in March 2013, we changed our settlement policy to provide that we will settle conversions of our Convertible Senior Notes using 100% shares of our common stock. Previously, we had a policy of settling the conversion

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

of our Convertible Senior Notes using a combination settlement, which called for settling the fixed dollar amount per $1,000 in principal amount in cash and settling in shares the excess conversion value, if any.
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
The net proceeds from the sale of HVF's Series 2013-1 Rental Car Asset Backed Notes was, to the extent permitted by the applicable agreements, (i) used to pay the purchase price of vehicles acquired by HVF pursuant to HVF's U.S. ABS Program (as defined herein), (ii) used to pay the principal amount of other HVF U.S. ABS Program indebtedness that was then permitted or required to be paid or (iii) released to HVF to be distributed to Hertz or otherwise used by HVF for general purposes.
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
In May 2013, the U.K. Leveraged Financing was amended to provide for additional amounts available under the U.K. Leveraged Financing of £25 million (the equivalent of $38.3 million as of September 30, 2013) for a commitment period running from May 30, 2013 to October 30, 2013.
In May 2013, HVF amended the HVF Series 2009-1 Notes to permit aggregate maximum borrowings of $2,738.8 million (subject to borrowing base availability). In August 2013, HVF amended the expected final maturity of the HVF Series 2009-1 Notes to June 2014.
In June 2013, Hertz Holdings Netherlands B.V., an indirect wholly-owned subsidiary of Hertz organized under the laws of Netherlands, or "HHN BV," amended the European Revolving Credit Facility to provide for aggregate maximum borrowings of an additional €100 million (the equivalent of $130.1 million as of September 30, 2013), subject to borrowing base availability, for a commitment period running from June 12, 2013 to December 16, 2013.
In the second quarter of 2013, HC Limited Partnership amended the Hertz-Sponsored Canadian Securitization to extend the maturity from June 2013 to March 2014.
In August 2013, RCFC amended the expected final maturity of the RCFC Series 2010-3 Notes to March 2014.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

In August 2013, we entered into privately negotiated agreements with certain holders of approximately $390.1 million in aggregate principal amount of our Convertible Senior Notes providing for the conversion of Convertible Senior Notes in accordance with the terms of the indenture governing the Convertible Senior Notes. The Convertible Senior Notes were convertible at a rate of 120.6637 shares of Hertz Holdings' common stock for each $1,000 in principal amount of Convertible Senior Notes (with cash delivered in lieu of any fractional shares), which resulted in Hertz Holdings issuing an aggregate of approximately 47.1 million shares of its common stock, paying cash premiums of approximately $11.9 million and incurring a loss on extinguishment of debt of $27.5 million which was recorded in "Other (income) expense, net." Prior to the foregoing conversions, there was approximately $474.7 million in aggregate principal amount of the Convertible Senior Notes outstanding. As of September 30, 2013, approximately $84.6 million in aggregate principal amount of the Convertible Senior Notes remain outstanding.
On September 30, 2013, Donlen established a new securitization platform to finance its U.S. fleet lease operations going forward. In connection with the establishment of the new financing platform, Hertz Fleet Lease Funding LP, or “HFLF,” a wholly owned special purpose subsidiary of Donlen, executed a $1.1 billion committed financing arrangement, comprised of a one year variable funding note facility with an expected maturity date of September 29, 2014, or the “HFLF Series 2013-1 Notes,” and a two year variable funding note facility with an expected maturity date of September 29, 2015, or the “HFLF Series 2013-2 Notes.” The aggregate maximum principal amount of the HFLF Series 2013-1 Notes is $850.0 million, approximately $730.2 million of which was funded as of September 30, 2013. The aggregate maximum principal amount of the HFLF Series 2013-2 Notes is $250.0 million, approximately $214.8 million of which was funded as of September 30, 2013.
HFLF is structured as a master trust, with one or more revolving pools of collateral. The notes issued by HFLF are ultimately backed by a special unit of beneficial interest in a pool of leases and the related vehicles. The leases were originated in the name of Donlen Trust. A performance guarantee of Donlen’s obligations as servicer and administrator in respect of the HFLF Series 2013-1 Notes and HFLF Series 2013-2 Notes is provided by Hertz.
The proceeds of the HFLF Series 2013-1 Notes and the HFLF Series 2013-2 Notes were used to refinance the GN Funding II L.L.C. facility, that was due to mature on December 31, 2013 and the GN Funding II L.L.C. facility was terminated. The new HFLF financing platform also provides for the issuance from time to time of medium term asset backed notes.
For subsequent events relating to our indebtedness, see Note 18—Subsequent Events.
Registration Rights
Pursuant to the terms of the exchange and registration rights agreement entered into in connection with the issuance of $250 million in aggregate principal amount of the 4.25% Senior Notes due 2018 in March 2013, Hertz agreed to file a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of such notes for registered notes or, in the alternative, the registered resale of such notes. Hertz's failure to meet its obligations under the exchange and registration rights agreement, including by failing to have the registration statement become effective by March 2014 or failing to complete the exchange offer by April 2014, will result in Hertz incurring special interest on such notes at a per annum rate of 0.25% for the first 90 days of any period where any such failure has occurred and is continuing, which rate will be increased by an additional 0.25% during each subsequent 90 day period, up to a maximum of 0.50%. A registration statement on Form S-4 was declared effective by the SEC on October 21, 2013 covering the exchange of such notes. We do not believe the special interest obligation is probable, and as such, we have not recorded any amounts with respect to this registration payment arrangement.
Guarantees and Security
In February 2013 and March 2013, we added Dollar Thrifty and certain of its subsidiaries as guarantors under certain of our debt instruments and credit facilities including the Senior Term Facility and the Senior Notes. There have been no material changes to the guarantees and security provisions of the debt instruments and credit facilities under which our indebtedness as of September 30, 2013 has been issued from the terms as disclosed in our Form 10-K.
Financial Covenant Compliance
Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

recently ended. As of September 30, 2013, we were not subject to such contractually specified fixed charge coverage ratio.
Borrowing Capacity and Availability
As of September 30, 2013, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$750.4	$750.4
Total Corporate Debt	750.4	750.4
Fleet Debt
HVF U.S. Fleet Variable Funding Notes	243.8	—
RCFC U.S. Fleet Variable Funding Notes	132.0	—
HFLF Variable Funding Notes	155.0	—
U.S. Fleet Financing Facility	28.0	—
European Revolving Credit Facility	—	—
European Securitization	80.3	—
Hertz-Sponsored Canadian Securitization	48.5	—
Dollar Thrifty-Sponsored Canadian Securitization	85.3	—
Australian Securitization	127.8	2.1
Total Fleet Debt	900.7	2.1
Total	$1,651.1	$752.5
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
As of September 30, 2013, the Senior ABL Facility had $1,006.1 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.
Some of these special purpose entities are consolidated variable interest entities, of which Hertz is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of September 30, 2013 and December 31, 2012, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities collectively had total assets primarily comprised of loans receivable and revenue earning equipment of $689.7 million and $440.8 million, respectively, and collectively had total liabilities primarily comprised of debt of $689.1 million and $440.3 million, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 9—Employee Retirement Benefits
The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Pension Benefits				Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Components of Net Periodic
Benefit Cost:
Service cost	$6.7	$5.2	$0.7	$0.3	$0.1	$—
Interest cost	7.2	7.4	2.3	2.2	0.2	0.2
Expected return on plan assets	(7.9)	(8.3)	(3.3)	(3.0)	—	—
Net amortizations	3.5	2.8	0.1	—	—	—
Net pension /
postretirement expense	$9.5	$7.1	$(0.2)	$(0.5)	$0.3	$0.2

	Pension Benefits				Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Components of Net Periodic
Benefit Cost:
Service cost	$21.1	$18.5	$2.0	$0.9	$0.2	$0.2
Interest cost	20.8	21.3	6.9	6.8	0.5	0.6
Expected return on plan assets	(22.9)	(23.6)	(9.6)	(9.0)	—	—
Net amortizations	11.8	8.8	(0.1)	(0.1)	0.1	—
Net pension /
postretirement expense	$30.8	$25.0	$(0.8)	$(1.4)	$0.8	$0.8
Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time we make contributions beyond those legally required. For the three and nine months ended September 30, 2013, we contributed $6.9 million and $17.5 million, respectively, to our worldwide pension plans. For the three and nine months ended September 30, 2012, we contributed $14.5 million and $46.7 million, respectively, to our worldwide pension plans. We expect to contribute between $5 million and $10 million to our U.S. plan during the remainder of 2013. The level of future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.
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
We participate in various "multiemployer" pension plans. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our condensed consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. Our multiemployer plans could have significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
During 2012, Hertz completely withdrew employees from an existing multi-employer pension plan with the Central States Pension Fund, or the "Pension Fund," and entered into a new agreement with the Pension Fund. In connection with the complete withdrawal from the Pension Fund, Hertz was subject to a withdrawal liability of approximately $24.1 million, substantially all of which was paid in December 2012.
Effective January 1, 2014, The Hertz Corporation Account Balance Defined Benefit Pension Plan will be amended to provide a maximum annual compensation credit equal to 5.0% of eligible compensation paid to all plan members who are hired or rehired before January 1, 2014, unless as of December 31, 2013 the member has at least 120 months of continuous service, in which case the member continues with an annual credit of 6.5%. All Hertz employees who are hired on or after January 1, 2014 and Dollar Thrifty employees who become plan members on or after January 1, 2014 are eligible for a flat 3.0% annual compensation credit, regardless of the member's number of months of continuous service. This plan change is expected to have a favorable impact on the amount of pension expense recorded in 2013 of $2.8 million.
Note 10—Stock-Based Compensation
In February 2013, we granted 5,247 Restricted Stock Units, or "RSUs," and 1,707,458 Performance Stock Units, or "PSUs," to certain executives and employees at a grant date fair value of $19.95, under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan." Of the total PSUs awarded 1,136,724 PSUs have a performance condition under which the number of units that will ultimately be awarded will vary from 0% to 150% of the original grant, based on 2013 and combined 2013-2014 Corporate EBITDA results. "EBITDA" means consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation (which includes revenue earning equipment lease charges) and amortization and "Corporate EBITDA," represents EBITDA as adjusted for car rental fleet interest, car rental fleet depreciation and certain other items, as provided in the applicable award agreements. These PSU awards vest evenly over a three year vesting period. Of the total PSUs awarded, 487,167 PSUs have a performance condition under which the number of units that will ultimately be awarded will be 0% to 100% of the original grant. Satisfaction of the performance condition under this grant is contingent upon final 2013 Corporate EBITDA Margin exceeding a minimum level. "Corporate EBITDA Margin" means Corporate EBITDA as a percentage of Consolidated Revenue. These PSU awards vest evenly over a three year vesting period. Of the total PSUs awarded, 83,567 PSUs have a performance condition under which the number of units that will ultimately be awarded will be 0% to 100% of the original grant. Satisfaction of the performance condition under this grant is contingent upon final 2013 Corporate EBITDA Margin exceeding a minimum level. These PSU awards vest evenly over a two year vesting period. The 5,247 RSUs awarded have a two year cliff vesting period.
In May 2013, we granted 166,576 RSUs at a fair value of $23.80. Of the total RSUs awarded, 162,584 vest 33 1/3% annually over three years, and 3,992 RSUs vest after two years.
In July 2013, we granted 5,543 RSUs at a fair value of $25.61. The RSUs awarded in July 2013 vest 33 1/3% annually over three years.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

A summary of the total compensation expense and associated income tax benefits recognized under the Hertz Global Holdings, Inc. Stock Incentive Plan and Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Prior Plans," and the Omnibus Plan, including the cost of stock options, RSUs, and PSUs, is as follows (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Compensation expense	$12.8	$7.3	$32.5	$22.3
Income tax benefit	(4.9)	(2.8)	(12.6)	(8.6)
Total	$7.9	$4.5	$19.9	$13.7
Compensation expense includes $1.6 million of accelerated stock-based compensation expense recorded as part of restructuring expense for the three months and nine months ended September 30, 2013.
As of September 30, 2013, there was approximately $46.5 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan. The total unrecognized compensation cost is expected to be recognized over the remaining 1.5 years, on a weighted average basis, of the requisite service period that began on the grant dates.
Note 11—Segment Information
We have identified four reportable segments, which are organized based on the products and services provided by our operating segments and the geographic areas in which our operating segments conduct business, as follows: rental of cars, crossovers and light trucks in the United States, or "U.S. car rental,” rental of cars, crossovers and light trucks internationally, or “international car rental," rental of industrial, construction, material handling and other equipment, or "worldwide equipment rental" and "all other operations," which includes our Donlen operating segment. Our U.S. car rental reportable segment consists of our United States operating segment. Our international car rental reportable segment consists of our Europe and Other International operating segments, which are aggregated into a reportable segment based primarily upon similar economic characteristics, products and services, customers, delivery methods and general regulatory environments. We do not aggregate operating segments in determining our worldwide equipment rental reportable segment. We have grouped information about our Donlen operating segment, which provides fleet leasing and management services and is not considered a separate reportable segment in accordance with applicable accounting standards, together with other business activities, such as our third party claim management services, under "all other operations." Other reconciling items include general corporate assets and expenses and certain interest expense (including net interest on corporate debt).
We historically aggregated our U.S., Europe, Other International and Donlen car rental operating segments together to produce a worldwide car rental reportable segment. We now present our operations as four reportable segments (U.S. car rental, international car rental, worldwide equipment rental and all other operations). We have revised our segment results presented herein to reflect this new segment structure, including for prior periods.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Three Months Ended September 30,
	Revenues		Adjusted Pre-Tax Income
	2013	2012	2013	2012
U.S. car rental	$1,765.5	$1,331.0	$391.8	$317.0
International car rental	768.6	700.6	129.4	99.4
Worldwide equipment rental	401.8	363.0	87.5	76.2
All other operations	133.5	121.6	14.0	12.9
Total	$3,069.4	$2,516.2	622.7	505.5
Adjustments:
Other reconciling items(1)			(103.2)	(80.7)
Purchase accounting(2)			(34.3)	(23.9)
Non-cash debt charges(3)			(17.6)	(20.5)
Restructuring charges			(36.3)	(1.5)
Restructuring related charges(4)			(2.9)	(2.0)
Derivative gains (losses)(5)			(0.5)	0.1
Acquisition related costs			(3.4)	(8.1)
Integration expenses(6)			(8.3)	—
Relocation costs			(3.9)	—
Impairment charges(7)			(44.0)	—
Other(8)			(40.0)	—
Income before income taxes			$328.3	$368.9

	Nine Months Ended September 30,
	Revenues		Adjusted Pre-Tax Income
	2013	2012	2013	2012
U.S. car rental	$4,848.0	$3,599.6	$934.6	$658.4
International car rental	1,838.3	1,754.0	125.8	106.4
Worldwide equipment rental	1,137.1	1,000.1	207.1	144.6
All other operations	397.2	348.6	41.2	34.5
Total	$8,220.6	$6,702.3	1,308.7	943.9
Adjustments:
Other reconciling items(1)			(330.2)	(255.8)
Purchase accounting(2)			(99.8)	(76.9)
Non-cash debt charges(3)			(54.4)	(66.3)
Restructuring charges			(57.6)	(24.3)
Restructuring related charges(4)			(14.2)	(10.3)
Derivative gains (losses)(5)			(0.5)	0.1
Acquisition related costs			(13.7)	(19.6)
Integration expenses(6)			(29.1)	—
Relocation costs			(4.4)	—
Impairment charges(7)			(44.0)	—
Other(8)			(48.4)	—
Income before income taxes			$612.4	$490.8
_______________________________________________________________________________

(1)	Represents general corporate expenses and certain interest expense (including net interest on corporate debt).

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

(5)	Represents the mark-to-market adjustment on our interest rate caps.

(6)	Primarily represents Dollar Thrifty integration related expenses and adjustments.

(7)	Related to FSNA and its subsidiary, Simply Wheelz. See Note 18—Subsequent Events.

(8)	Primarily represents expenses related to the loss on conversion of the convertible senior notes.
Total consolidated assets increased $2,285.8 million from December 31, 2012 to September 30, 2013. The increase was primarily related to an increase in our U.S. car rental, international car rental, worldwide equipment rental and all other operations segments' revenue earning equipment, driven by increased volumes, as well as our strategic investment in China Auto Rental, partly offset by a decrease in fleet receivables within our U.S. car rental segment, primarily related to the timing of purchases and sales of revenue earning equipment.
As a result of the disaggregation of our Donlen operating segment from our worldwide car rental reportable segment, the total assets attributable to our worldwide car rental reportable segment as of September 30, 2013 are materially different from the total assets attributable to such segment as of December 31, 2012 and 2011, as set forth in our Form 10-K. The table below sets forth the total assets attributable to our reportable segments and a reconciliation of such amounts to our total consolidated assets as of September 30, 2013 and December 31, 2012 and 2011, as restated to reflect the change in the composition of our reportable segments (in millions of dollars).

	As of September 30,	As of December 31,
	2013	2012	2011
Total assets
U.S. car rental	$14,772.4	$13,608.2	$8,330.2
International car rental	4,302.1	3,543.9	3,378.9
Equipment rental	3,839.4	3,623.0	3,058.9
All other operations	1,341.5	1,305.8	1,332.7
Other reconciling items	1,316.4	1,205.1	1,572.8
Total	$25,571.8	$23,286.0	$17,673.5

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 12—Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss balance by component (net of tax) were as follows (in millions of dollars):

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses on Terminated Net Investment Hedges	Unrealized Gains on Available for Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$(109.8)	$102.7	$(19.4)	$—	$(0.4)	$(26.9)
Other comprehensive loss before reclassification	(0.2)	(32.2)	—	(0.5)	(0.1)	(33.0)

Amounts reclassified from accumulated other comprehensive income	7.2	1.3	—	—	—	8.5

Net current period other comprehensive income (loss)	7.0	(30.9)	—	(0.5)	(0.1)	(24.5)
Balance at September 30, 2013	$(102.8)	$71.8	$(19.4)	$(0.5)	$(0.5)	$(51.4)

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses on Terminated Net Investment Hedges	Unrealized Gains on Available for Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2012	$(99.6)	$91.3	$(19.4)	$0.3	$(1.0)	$(28.4)
Other comprehensive income (loss) before reclassification	(0.3)	3.7	—	4.8	—	8.2

Amounts reclassified from accumulated other comprehensive income	5.4	—	—	—	—	5.4

Net current period Other comprehensive income (loss)	5.1	3.7	—	4.8	—	13.6
Balance at September 30, 2012	$(94.5)	$95.0	$(19.4)	$5.1	$(1.0)	$(14.8)
Amounts reclassified from accumulated other comprehensive loss to earnings during the three-month and nine-month periods ended September 30, 2013 and 2012 were as follows (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations Captions
	2013	2012	2013	2012
Pension and other postretirement benefit plans
Amortization of actuarial losses(1)	$3.5	$2.8	$11.8	$8.8	Selling, general and administrative
Tax provision	(1.4)	(1.1)	(4.6)	(3.4)
Net of tax	$2.1	$1.7	$7.2	$5.4

Foreign Currency Items(2)	$0.2	$—	$1.3	$—	Other Income
Total reclassifications for the period	$2.3	$1.7	$8.5	$5.4

(1)	Included in the computation of net periodic pension / postretirement expenses (see Note 9—Employee Retirement Benefits).

(2)	Tax amounts are included in "Provision for taxes on income" in the consolidation statements of operations.

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
During the first, second and third quarters of 2013, we continued to streamline operations (including actions associated with the Dollar Thrifty integration) and reduce costs with the closure of several U.S. car rental, international car rental and worldwide equipment rental locations, corporate headquarter relocation, as well as a reduction in our workforce by approximately 50, 515 and 480 employees, respectively.
From January 1, 2007 through September 30, 2013, we incurred $625.9 million ($101.7 million for our U.S. car rental segment, $215.9 million for our International car rental segment, $232.7 million for our worldwide equipment rental segment, $2.0 million for all other operations and $73.6 million of other) of restructuring charges.
Additional efficiency and cost saving initiatives are being developed; however, we presently do not have firm plans or estimates of any related expenses.
Restructuring charges in our consolidated statement of operations can be summarized as follows (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
By Type:
Termination benefits	$14.8	$0.3	$32.3	$16.5
Pension and post retirement expense	0.1	—	0.1	—
Consultant costs	0.7	0.1	1.5	0.7
Relocation costs and temporary labor costs	14.0	0.1	14.1	0.1
Facility closure and lease obligation costs	6.7	0.9	9.6	6.6
Other	—	0.1	—	0.4
Total	$36.3	$1.5	$57.6	$24.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
By Caption:
Direct operating	$9.9	$3.7	$18.2	$15.6
Selling, general and administrative	26.4	(2.2)	39.4	8.7
Total	$36.3	$1.5	$57.6	$24.3

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
By Segment:
U.S. car rental	$7.4	$1.3	$18.3	$5.7
International car rental	8.6	(1.1)	16.6	9.8
Worldwide equipment rental	1.1	—	2.4	7.1
All other operations	—	—	—	—
Other reconciling items	19.2	1.3	20.3	1.7
Total	$36.3	$1.5	$57.6	$24.3
During the three and nine months ended September 30, 2013, the after-tax effect of the restructuring charges decreased diluted earnings per share by $0.06 and $0.09, respectively. During the three and nine months ended September 30, 2012, the after-tax effect of the restructuring charges decreased diluted earnings per share by $0.01 and $0.05, respectively.
The following table sets forth the activity affecting the restructuring accrual during the nine months ended September 30, 2013 (in millions of dollars). We expect to pay the remaining restructuring obligations relating to termination benefits over the next 12 months. The remainder of the restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

	Termination Benefits	Pension and Post-retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2013	$12.4	$0.2	$0.3	$8.1	$21.0
Charges incurred	32.3	0.1	1.5	23.7	57.6
Cash payments	(25.4)	(0.2)	(1.6)	(2.1)	(29.3)
Other(1)	(1.6)	(0.1)	—	(9.6)	(11.3)
Balance as of September 30, 2013	$17.7	$—	$0.2	$20.1	$38.0
_______________________________________________________________________________

(1)	Consists of $9.6 million for facility closures, $1.6 million for accelerated equity award compensation and $0.1 million for a reclassification to accrued pension liabilities.
Note 14—Financial Instruments and Fair Value Measurements
Gasoline Swap Contracts
We purchase unleaded gasoline and diesel fuel at prevailing market rates and maintain a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. We currently have in place swaps to cover a portion of our fuel price exposure through September 2014. We presently hedge a portion of our overall unleaded gasoline purchases with commodity swaps and have contracts in place that settle on a monthly basis. Gains and losses resulting from changes in the fair value of these commodity instruments are included in our results of operations in the periods incurred.
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
The following table summarizes the estimated fair value of derivatives (in millions of dollars):

	Fair Value of Derivative Instruments(1)
	Asset Derivatives(2)		Liability Derivatives(2)
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivatives not designated as hedging
instruments under ASC 815:
Gasoline swaps	$—	$—	$0.6	$0.1
Interest rate caps	0.9	0.9	0.8	0.9
Foreign exchange forward contracts	3.9	3.4	0.8	4.5
Foreign exchange options	0.1	0.2	—	—
Total derivatives not designated as hedging
instruments under ASC 815	$4.9	$4.5	$2.2	$5.5
_______________________________________________________________________________

(1)	All fair value measurements were primarily based upon significant observable (Level 2) inputs.

(2)	All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" on our condensed consolidated balance sheets.
The following table summarizes the gains and (losses) of derivatives (in millions of dollars):

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,
		2013	2012
Derivatives not designated as hedging
instruments under ASC 815:
Gasoline swaps	Direct operating	$1.0	$2.1
Interest rate caps	Selling, general and administrative	(0.2)	—
Foreign exchange forward contracts	Selling, general and administrative	(6.9)	(6.2)
Foreign exchange options	Selling, general and administrative	—	—
Total		$(6.1)	$(4.1)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Nine Months Ended September 30,
		2013	2012
Derivatives not designated as hedging
instruments under ASC 815:
Gasoline swaps	Direct operating	$0.2	$0.6
Interest rate caps	Selling, general and administrative	(0.1)	(0.1)
Foreign exchange forward contracts	Selling, general and administrative	(9.8)	(11.8)
Foreign exchange options	Selling, general and administrative	(0.1)	0.1
Total		$(9.8)	$(11.2)

While our fuel derivatives, foreign currency forward contracts, foreign exchange options and certain interest rate caps are subject to enforceable master netting agreements with their counterparties, we do not offset the derivative assets and liabilities in our condensed consolidated balance sheets.

The impact of offsetting derivative instruments is depicted below (in millions of dollars):

As of September 30, 2013:				Gross amounts not offset in Balance Sheet
	Gross assets	Gross assets offset in Balance Sheet	Net recognized assets in Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate caps	$0.9	$—	$0.9	$—	$—	$0.9
Foreign exchange forward contracts	3.9	—	3.9	(1.3)	—	2.6
Foreign exchange options	0.1	—	0.1	(0.1)	—	—
Total	$4.9	$—	$4.9	$(1.4)	$—	$3.5

				Gross amounts not offset in Balance Sheet
	Gross liabilities	Gross liabilities offset in Balance Sheet	Net recognized liabilities in Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Gasoline swaps	$0.6	$—	$0.6	$(0.6)	$—	$—
Interest rate caps	0.8	—	0.8	—	—	0.8
Foreign exchange forward contracts	0.8	—	0.8	(0.8)	—	—
Total	$2.2	$—	$2.2	$(1.4)	$—	$0.8

As of December 31, 2012:				Gross amounts not offset in Balance Sheet
	Gross assets	Gross assets offset in Balance Sheet	Net recognized assets in Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate caps	$0.9	$—	$0.9	$—	$—	$0.9
Foreign exchange forward contracts	3.4	—	3.4	(1.3)	—	2.1
Foreign exchange options	0.2	—	0.2	(0.2)	—	—
Total	$4.5	$—	$4.5	$(1.5)	$—	$3.0

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 were as follows (in millions):

	September 30, 2013
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid Expenses and Other Assets:
Interest rate caps	$0.9	$—	$0.9	$—
Foreign currency forward contracts	3.9	—	3.9	—
Foreign exchange options	0.1	—	0.1	—
Total	$4.9	$—	$4.9	$—

Other Liabilities:
Gasoline swaps	$0.6	$—	$0.6	$—
Interest rate caps	0.8	—	0.8	—
Foreign currency forward contracts	0.8	—	0.8	—
Total	$2.2	$—	$2.2	$—

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
Marketable securities held by us consist of debt securities classified as available-for-sale, which are carried at fair value and are included within "Prepaid expenses and other assets." Unrealized gains and losses, net of related income taxes, are included in "Accumulated other comprehensive loss." As of September 30, 2013 and December 31, 2012, the fair value of debt securities was $129.0 million and $0.0 million, respectively. For the three and nine months ended September 30, 2013, unrealized losses of $3.0 million and $1.0 million, respectively, were recorded in "Accumulated other comprehensive loss." Hertz classifies its investment in the China Auto Rental convertible notes within Level 3 because it is valued using significant unobservable inputs. To estimate the fair value, Hertz utilized a binomial valuation model. The most significant unobservable inputs we use are our estimates of the underlying equity value of the investee. The discount rates and volatility used in the measurements of fair value were between 6% - 21% and 35% - 40%, respectively, and are based on the underlying risk associated with our estimate of the underlying equity value of the investee, as well as the terms of the respective contracts. The credit rating of the investee, general business conditions, liquidity, and underlying equity value could materially affect the fair value of the convertible notes. Hertz periodically conducts reviews and engages valuation specialists to verify pricing and assesses liquidity to determine if significant

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

inputs have changed that would impact the fair value hierarchy disclosure. For further information on assets classified as Level 3 measurement, see Note 5—Business Combinations and Divestitures.
The following table summarizes the changes in fair value measurement using Level 3 inputs for the three and nine months ended September 30, 2013 (in millions of dollars):

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Fair Value Measurements Using Level 3 Inputs Convertible Notes
Balance at the beginning of period	$132.0	$—
Realized gain (losses) included in earnings	—	—
Unrealized gains (losses) related to investments	(3.0)	(1.0)
Purchases	—	130.0
Settlements	—	—
Balance at September 30, 2013	$129.0	$129.0
For the three and nine months ended September 30, 2012, unrealized gains of $2.8 million and $7.9 million, respectively, were recorded in "Accumulated other comprehensive loss." These mostly comprised previously held equity interest in Dollar Thrifty with fair values based on Level 1 inputs consisting of quoted market price. Hertz subsequently acquired all remaining shares of Dollar Thrifty common stock on November 19, 2012. For a further discussion of the Dollar Thrifty acquisition refer to Note 4 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption “Item 8—Financial Statements and Supplementary Data.”
For borrowings with an initial maturity of 90 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities (Level 2 inputs). The aggregate fair value of all debt at September 30, 2013 was $17,578.4 million, compared to its aggregate unpaid principal balance of $17,129.2 million. The aggregate fair value of all debt at December 31, 2012 was $16,493.1 million, compared to its aggregate unpaid principal balance of $15,473.8 million.
Nonfinancial assets measured and recorded at fair value on a nonrecurring basis
Long-Lived Assets
We continually evaluate revenue earning equipment to determine whether events or changes in circumstances have occurred that may warrant revision of the estimated useful life or whether the remaining balance should be evaluated for possible impairment. We use a combination of the undiscounted cash flows and market approaches in assessing whether an asset has been impaired. We measure impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value.
FSNA, the parent of Simply Wheelz LLC., or "Simply Wheelz," the owner and operator of Hertz’s divested Advantage brand, reached out to us in early to mid October 2013 to inform us that they were having liquidity issues. As a result of this, Hertz performed an impairment analysis of the vehicles subleased to Simply Wheelz as of September 30, 2013 on an undiscounted cash flow basis to determine whether an impairment loss should be recognized. Based on the results of the recoverability test under ASC Topic 360, “Property, Plant, and Equipment,” we concluded that these assets were impaired and thus, we were required to determine the fair value of the subleased vehicles to measure the amount of impairment loss. Based on our impairment analysis, we recorded an impairment charge of $40.0 million to write down the carrying value of the vehicles subleased to Simply Wheelz to their fair value as of September 30, 2013.
To derive the fair value of the subleased vehicles to Simply Wheelz, we included all aspects of the undiscounted cash flow model associated with the vehicle sublease arrangements with Simply Wheelz, including the amount and timing of future expected cash flows, transaction costs associated with vehicle disposals and the probability weighted of various cash flow outcomes. To validate the fair values of the subleased vehicles upon disposal, we also obtained independent third-party appraisals for the vehicles, which are generally developed using transaction prices, such as average wholesale adjusted value, for comparable vehicles and adjusted for specific factors related to those vehicles.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The nonrecurring Level 3 fair value measurement of the impairment charge taken in the third quarter of 2013 included the following significant unobservable inputs:

Revenue Earning Equipment Asset	Fair Value as of September 30, 2013	Valuation Technique	Unobservable Input	Range
Subleased Vehicles - Advantage	$279 million	A Combination of The Income And Market Approaches	Probability of Payment	0%
			Projected Month of Disposal	December 2013 - April 2014
			Probability of A Buy-Out	0 - 60%
			Probability of Bankruptcy	0 - 100%
For additional information, see Note 18—Subsequent Events.
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
Other than as disclosed below, in the nine months ended September 30, 2013, there were no material changes to our relationship with Hertz Investors, Inc. or the Sponsors.
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
As a result of our initial public offering in November 2006 and subsequent offerings in June 2007, May 2009, June 2009, March 2011, December 2012, March 2013 and May 2013, the Sponsors do not own any shares of Hertz Holdings common stock, other than de minimus amounts held from time to time by the Sponsors and their affiliates in the ordinary course of business.
Hertz Holdings was a party to (i) that certain Amended and Restated Stockholders’ Agreement, dated as of November 20, 2006, or the “Stockholders’ Agreement,” with the Sponsors, which granted to certain of the Sponsors, or funds affiliated with the Sponsors, the right to cause a certain number of nominees for director to be designated to the Hertz Holdings’ Board of Directors, based on the Sponsors’ relative level of ownership of Hertz Holdings’ common stock, and (ii) that certain Registration Rights Agreement, dated as of December 21, 2005 (as amended by Amendment No. 1, dated as of November 20, 2006, the “Holdings Registration Rights Agreement”), with the Sponsors, which granted to certain of the Sponsors, or funds affiliated with the Sponsors, the right to cause Hertz Holdings, at its own expense, to use its best efforts to register shares of Hertz Holdings’ common stock held by the Sponsors for public resale, subject to certain limitations. In connection with the offering of common stock completed in May 2013, Hertz Holdings entered into a termination letter agreement with the Sponsors, pursuant to which, effective as of May 9, 2013, the Stockholders’ Agreement and the Holdings Registration Rights Agreement were terminated, except that certain indemnification obligations set forth in the Holdings Registration Rights Agreement survived termination.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

On May 15, 2013, Angel L. Morales, a director nominated by the Sponsors to the board of Hertz Holdings and its wholly-owned subsidiary Hertz, or the "Companies," notified the Boards of Directors of the Companies that he was resigning as a director of the Companies effective immediately after the Board of Directors meeting held after the 2013 Annual Meeting held on the same day. Mr. Morales' decision to resign did not involve any disagreement with the Companies, the management of the Companies or the Boards of Directors of the Companies.
On August 15, 2013, David Wasserman and Brian Bernasek, directors nominated by the Sponsors to the board of the Companies, notified the Boards of Directors of the Companies that they were resigning as directors of the Companies effective immediately. Mr. Wasserman's and Bernasek's decision to resign did not involve any disagreement with the Companies, the management of the Companies or the Boards of Directors of the Companies.
Financing Arrangements with Related Parties
Based on the Sponsors' sale of shares in May 2013, none of our outstanding debt at September 30, 2013 was with related parties. As of December 31, 2012, approximately $189.8 million of our outstanding debt was with related parties.
The Corporation in the ordinary course of business provides products and services to and purchases products and services from companies at which some of our directors serve. In each case: (i) the relevant products and services were provided on terms and conditions determined on an arms-length basis and consistent with those provided by or to similarly situated customers and suppliers; (ii) the relevant director did not initiate or negotiate the relevant transaction, each of which was in the ordinary course of business of both companies; and (iii) the aggregate amounts of such purchases and sales were less than 2% of the consolidated gross revenues of each of the Corporations, for the periods presented.
We provided relocation assistance to our employees in connection with the relocation of our corporate headquarters from Park Ridge, New Jersey to Estero, Florida. In connection with the relocation program, we entered into an agreement with a third-party provider of relocation services, part of which included purchases of the current residences of eligible employees on our behalf. Consistent with the practices of other, similarly-situated companies that undergo relocations, the purchase price of each of the residences was determined by obtaining multiple appraisals, which were averaged for the third party's purchase price. The total amount that we spent under the program during the nine months ended September 30, 2013 was $0.6 million for the executive officers. The Compensation Committee approved the program.
For information on our total indebtedness, see Note 8—Debt.
Note 16—Contingencies and Off-Balance Sheet Commitments
Off-Balance Sheet Commitments
As of September 30, 2013 and December 31, 2012, the following guarantees (including indemnification commitments) were issued and outstanding:
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
Sponsors; Directors
Hertz has entered into customary indemnification agreements with Hertz Holdings, the Sponsors and our former stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, our former stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We also entered into indemnification agreements with each of our directors. We do not believe that these indemnifications are reasonably likely to have a material impact on us.
Environmental
We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of September 30, 2013 and December 31, 2012, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed consolidated balance sheets in "Accrued liabilities" were $2.7 million and $2.6 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).
Legal Proceedings
From time to time we are a party to various legal proceedings. We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us and our licensees. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on our balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and costs. At September 30, 2013 and December 31, 2012 our liability recorded for public liability and property damage matters was $346.6 million and $332.2 million, respectively. We believe that our analysis is based on the most relevant information available, combined with reasonable assumptions, and that we may prudently rely on this information to determine the estimated liability. We note the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.
For a detailed description of certain of our legal proceedings please see Note 12 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."
The following recent developments pertaining to legal proceedings described in our Form 10-K are furnished on a supplemental basis:
In Davis Landscape, Ltd., et al. v. Hertz Equipment Rental Corporation, no appeals of the Final Approval Order have been filed, so the settlement is being implemented.
In Janet Sobel, et al. v. The Hertz Corporation, a judgment - which could potentially exceed $40 million - has still not been issued by the court. In September 2013, the court issued an Order that set forth its version of what a proposed Notice to Class Members would look like and set a schedule for the parties to file objections and to then further reply to the filed objections. As part of the Order, the court indicated that Hertz should pay for the costs of sending the proposed Notice - via regular mail - to all class members and the plaintiffs are not being required to post a corresponding bond. In October 2013, Hertz filed an interlocutory appeal of the court's September 2013 Order with the U.S. Court of Appeals for the Ninth Circuit. Hertz's opening brief is due in January 2014.
In Fun Services of Kansas City, Inc., et al., v. Hertz Equipment Rental Corporation, no appeals of the Final Approval Order have been filed, so the settlement is being implemented.
In Michael Shames, et al., v. The Hertz Corporation, et al., the sole remaining appellant agreed to dismiss the appeal in exchange for a waiver of costs, so in September 2013, the U.S. Court of Appeals for the Ninth Circuit entered an Order dismissing the final objector's appeal. As a result, the settlement which had previously received Final Approval by the trial court is being implemented.
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
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic and diluted earnings per share:
Numerator:
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, basic	$214.7	$242.9	$354.1	$279.5
Interest on Convertible Senior Notes, net of tax	2.2	—	7.0	—
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, diluted	$216.9	$242.9	$361.1	$279.5
Denominator:
Weighted average shares used in basic computation	424.9	420.6	413.9	419.6
Add: Stock options, RSUs and PSUs	7.0	4.0	6.8	5.0
Add: Potential issuance of common stock upon conversion of Convertible Senior Notes	33.1	20.9	43.0	22.5
Weighted average shares used in diluted computation	465.0	445.5	463.7	447.1
Earnings per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, basic	$0.51	$0.58	$0.86	$0.67
Earnings per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, diluted	$0.47	$0.55	$0.78	$0.63
Diluted earnings per share computations for the three and nine months ended September 30, 2013 excluded the weighted-average impact of the assumed exercise of approximately 0.1 million shares of stock options, RSUs and PSUs, because such impact would be antidilutive. Diluted earnings per share computations for the three and nine months ended September 30, 2012 excluded the weighted-average impact of the assumed exercise of approximately 5.3 million and 5.1 million shares, respectively, of stock options, RSUs and PSUs, because such impact would be antidilutive.
In March 2013, the Sponsors sold 60,050,777 shares of their Hertz Holdings common stock to Citigroup Global Markets Inc. and Barclays Capital Inc. as the underwriters in the registered public offering of those shares. In connection with the offering, Hertz Holdings repurchased from the underwriters 23,200,000 of the 60,050,777 shares of common stock sold by the Sponsors.
Prior to this repurchase transaction, we had a policy of settling the conversion of Convertible Senior Notes using a combination of cash and shares of our common stock. Upon completion of the share repurchase from the underwriters, we announced a change to our former settlement policy and stated our intention to settle the Convertible Senior Notes in 100% shares of our common stock.
In August 2013, we entered into privately negotiated agreements with certain holders of approximately $390.1 million in aggregate principal amount of our Convertible Senior Notes providing for the conversion of Convertible Senior Notes

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

in accordance with the terms of the indenture governing the Convertible Senior Notes. The Convertible Senior Notes were convertible at a rate of 120.6637 shares of Hertz Holdings' common stock for each $1,000 in principal amount of Convertible Senior Notes (with cash delivered in lieu of any fractional shares), which resulted in Hertz Holdings issuing an aggregate of approximately 47.1 million shares of its common stock and paying cash premiums of approximately $11.9 million. Prior to the foregoing conversions, there was approximately $474.7 million in aggregate principal amount of the Convertible Senior Notes outstanding. As of September 30, 2013, approximately $84.6 million in aggregate principal amount of the Convertible Senior Notes remain outstanding.
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
Note 18—Subsequent Events
On October 1, 2013, our Convertible Senior Notes became convertible again. See Note 8—Debt for more information.
On September 23, 2013, Elyse Douglas resigned from her position as Senior Executive Vice President and Chief Financial Officer of Hertz Holdings and Hertz, effective October 1, 2013. Ms. Douglas’s resignation was for personal reasons and was not due to any disagreement between Ms. Douglas and us on any matter relating to our operations, policies, or practices. Ms. Douglas will continue to be employed by us in a non-executive role through December 31, 2013 to help us complete several strategic projects and to assist in the transition of her responsibilities to her replacement. In connection with Ms. Douglas’s resignation, on September 23, 2013, we announced that David J. Rosenberg will succeed Ms. Douglas as Chief Financial Officer of Hertz Holdings and Hertz on an interim basis.
In October 2013, Hertz caused its Brazilian subsidiary to enter into a new Brazilian Fleet Financing Facility with a maturity date of October 2014. Proceeds from the new facility were used to repay the maturing facility.
As of September 30, 2013, Simply Wheelz, LLC, or “Simply Wheelz,” the owner and operator of Hertz’s divested Advantage brand, had not made payments due under concession and joint use agreements due to Hertz. Simply Wheelz also did not make the sublease payments due to Hertz on October 1, 2013 or November 1, 2013. Simply Wheelz’s parent Franchise Services of North America, Inc., or “FSNA,” called us in early October to inform us that they were having liquidity issues and requested that Hertz delay seeking collection of all outstanding amounts owed to Hertz and agree to renegotiate certain aspects of existing commercial arrangements between the parties, including the financial terms on which Hertz is subleasing vehicles to them.
We evaluated their request and suggested a number of changes that would be acceptable to Hertz. However, after extensive discussions with respect to a potential restructuring of those commercial arrangements, we determined that it was not in Hertz’s best interests to make the requested changes and were unable to agree on a suitable alternative. On November 2, 2013, we terminated the applicable sublease contracts, and we continue evaluating our alternatives in light of the sublease termination. Simply Wheelz has since filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.
We currently estimate our total exposure to FSNA’s liquidity issues to be between $50 and $70 million. We recorded a reserve in the third quarter of $4 million covering those amounts due but not paid as of September 30, 2013 and an aggregate impairment charge of $40.0 million to cover our expected loss on the sale of the vehicles subleased to Simply Wheelz. The remaining $6-$26 million of exposure relates to professional fees, non-payment by Simply Wheelz of interest, sublease and other payments due Hertz and the potential additional losses on the value of the cars which may fluctuate depending on when they are returned to us and the shape they are in at that time.
In November 2013, Hertz Holdings' Board of Directors approved a share repurchase program that authorized Hertz Holdings to purchase up to $300 million of its common stock. The share repurchase program permits Hertz Holdings to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate Hertz Holdings to make any repurchases at any specific time or situation. The timing and extent to which Hertz Holdings repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets and other factors.

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

•
our ability to collect amounts owed by Simply Wheelz, LLC., or “Simply Wheelz,” and uncertainty of our future commercial arrangements with Franchise Services of North America, "FSNA," and its subsidiary Simply Wheelz;

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Our Company
Hertz operates its car rental business through the Hertz, Dollar and Thrifty brands from approximately 11,200 corporate, licensee and franchisee locations in North America, Europe, Latin and South America, Asia, Australia, Africa, the Middle East and New Zealand. Hertz is the largest worldwide airport general use car rental brand, operating from approximately 9,770 corporate and licensee locations in approximately 150 countries. Our Dollar and Thrifty brands have approximately 1,410 corporate and franchisee locations in approximately 80 countries. Our Hertz brand name is one of the most recognized in the world, signifying leadership in quality rental services and products. We are one of the only car rental companies that has an extensive network of company‑operated rental locations both in the United States and in all major European markets. We believe that we maintain the leading airport car rental brand market share, by overall reported revenues, in the United States and at approximately 130 major airports in Europe where we have company‑operated locations and where data regarding car rental concessionaire activity is available. We believe that we also maintain the second largest market share, by overall reported revenues, in the off-airport car rental market in the United States. In our equipment rental business segment, we rent equipment through approximately 340 branches in the United States, Canada, France, Spain, China and Saudi Arabia, as well as through our international licensees. We and our predecessors have been in the car rental business since 1918 and in the equipment rental business since 1965. We also own Donlen Corporation, or "Donlen," based in Northbrook, Illinois, which is a leader in providing fleet leasing and management services.
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
After giving effect to our initial public offering in November 2006, subsequent offerings and a March 2013 share repurchase, the Sponsors do not own any of the outstanding shares of common stock of Hertz Holdings, other than de minimus amounts held from time to time by the Sponsors and their affiliates in the ordinary course of business, as of September 30, 2013.
In May 2013, we announced plans to relocate our worldwide headquarters to Estero, Florida from Park Ridge, New Jersey over a two-year period.
Overview of Our Business
We are engaged principally in the business of renting and leasing of cars and equipment.
Our revenues primarily are derived from rental and related charges and consist of:

•
Car rental revenues (revenues from all company-operated car rental operations, including charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and the sale of loss or collision damage waivers, liability insurance coverage and other products and fees and certain cost reimbursements from our licensees and from FSNA for the sublease of vehicles);

•
Equipment rental revenues (revenues from all company-operated equipment rental operations, including amounts charged to customers for the fueling and delivery of equipment and sale of loss damage waivers, as well as revenues from the sale of new equipment and consumables); and

•	All other operations revenues (revenues from fleet leasing and management services and other business activities, such as our third party claims management services).

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
On November 19, 2012, Hertz acquired 100% of the equity of Dollar Thrifty, a car rental business. As of September 30, 2013, Dollar Thrifty had approximately 300 corporate locations in the United States and Canada, with approximately 5,000 employees located mainly in North America. In addition to its corporate operations, Dollar Thrifty had approximately 1,110 franchise locations in approximately 80 countries. Dollar Thrifty brings to Hertz an immediate leadership position in the value-priced rental vehicle market generally appealing to leisure customers, including domestic and foreign tourists, and to small businesses, government and independent business travelers.
Our Segments
We have identified four reportable segments, which are organized based on the products and services provided by our operating segments and the geographic areas in which our operating segments conduct business, as follows: rental of cars, crossovers and light trucks in the United States, or "U.S. car rental,” rental of cars, crossovers and light trucks internationally, or “international car rental," rental of industrial, construction, material handling and other equipment, or "worldwide equipment rental" and "all other operations," which includes our Donlen operating segment.
We historically aggregated our U.S., Europe, Other International and Donlen car rental operating segments together to produce a worldwide car rental reportable segment. We now present our operations as four reportable segments (U.S. car rental, international car rental, worldwide equipment rental and all other operations). We have revised our segment results presented herein to reflect this new segment structure, including for prior periods.
U.S. Car Rental
In recent periods we have decreased the percentage of program cars in our car rental fleet, but this may change as we continue to periodically review the efficiencies of an optimal mix between program and non-program cars in our fleet. With fewer program cars in our fleet, we have an increased risk that the market value of a car at the time of its disposition will be less than its estimated residual value. However, non-program cars allow us the opportunity for ancillary revenue, such as warranty and financing, during disposition. Program cars generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. This flexibility is reduced as the percentage of non-program cars in our car rental fleet increases. Furthermore, it is expected that the average age of our fleet will increase since the average holding period for non-program vehicles is longer than program vehicles. However, the longer holding period does not necessarily equate to higher costs due to the stringent turnback requirements imposed by vehicle manufacturers for program cars.
In the U.S. car rental segment, as of September 30, 2013, the percentage of non-program cars was 93% as compared to 86% as of September 30, 2012. In the U.S. car rental segment, as of December 31, 2012, the percentage of non-program cars was 95% as compared to 83% as of December 31, 2011.
In the nine months ended September 30, 2013, our monthly per vehicle depreciation costs decreased as compared to the prior year period due to residual values that remained strong in the U.S., a continued move towards a greater proportion of non-program vehicles, mix optimization and improved procurement and remarketing efforts.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the nine months ended September 30, 2013, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our U.S. and International car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. The depreciation rate changes in our U.S. car rental operations from previous quarters resulted in net decreases of $18.0 million and $35.3 million, respectively, for the three-month and nine-month periods ended September 30, 2013. Prospective changes include the impact of car sales channel diversification and acceleration of our retail sales expansion.
For the three months ended September 30, 2013 and 2012, our U.S. car rental operations sold approximately 40,400 and 26,300 non-program cars, respectively, a 53.6% year over year increase. The year over year increase was primarily due to the continued shift from program to non-program vehicles as well as the Dollar Thrifty acquisition. In addition, residuals have remained relatively strong during the period. For the nine months ended September 30, 2013 and 2012, our U.S. car rental operations sold approximately 132,900 and 95,700 non-program cars, respectively, a 38.9% year over year increase. The year over year increase was primarily due to the continued shift from program to non-program vehicles as well as the acquisition of Dollar Thrifty. In addition, residuals remained relatively strong during the period.
Total revenue per transaction day, or "Total RPD," is calculated as total revenues less revenues from fleet subleases, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. For the nine months ended September 30, 2013, we experienced a 29.9% and 2.3% increase in transaction days and Total RPD, respectively, versus the prior year period in the United States.
Our U.S. off-airport operations represented $1,096.1 million and $981.4 million of our total car rental revenues in the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we have 2,710 U.S. off-airport locations. Our strategy includes selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy also includes increasing penetration in the U.S. off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower Total RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.
As of September 30, 2013, our U.S. car rental operations had a total of approximately 5,900 corporate and licensee locations.
International Car Rental
In the international car rental segment, as of September 30, 2013, the percentage of non-program cars was 63%, compared to 65% as of September 30, 2012. In the international car rental segment, as of December 31, 2012, the percentage of non-program cars was 79%, compared to 75% as of December 31, 2011.
In the nine months ended September 30, 2013, our monthly per vehicle depreciation costs decreased as compared to the prior year period due to residual values that remained strong internationally, a continued move towards a greater proportion of non-program vehicles, mix optimization and improved procurement and remarketing efforts.
Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the nine months ended September 30, 2013, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our international car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. Our international car rental operations depreciation rate changes from previous quarters resulted in net increases of $2.1 million and $3.9 million, respectively, in depreciation expense for the three-month and nine-month periods ended September 30, 2013.
For the three months ended September 30, 2013 and 2012, our international car rental operations sold approximately 14,300 and 13,700 non-program cars, respectively, a 4.4% year over year increase. The year over year increase was

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

primarily due to the continued shift from program to non-program vehicles. In addition, residuals have remained relatively strong during the period. For the nine months ended September 30, 2013 and 2012, our international car rental operations sold approximately 46,500 and 37,100 non-program cars, respectively, a 25.3% year over year increase. The year over year increase was primarily due to the continued shift from program to non-program vehicles. In addition, residuals remained relatively strong during the period.
During the nine months ended September 30, 2013, in our International operations, transaction days increased by 3.7% and Total RPD increased by 0.7% when compared to the nine months ended September 30, 2012.
As of September 30, 2013, our international car rental operations had a total of approximately 5,300 corporate and licensee locations in approximately 150 countries in Canada, Europe, Latin and South America, Caribbean, Asia, Australia, Africa, the Middle East and New Zealand.
Worldwide Equipment Rental
HERC experienced higher rental volumes and pricing for the nine months ended September 30, 2013 compared to the prior year period as the industry continued its recovery in North America. The recovery has been driven by continued strength in oil and gas, industrial and specialty markets, and the early beginnings of the construction recovery.
On January 19, 2012, HERC acquired Cinelease Holdings, LLC, a U.S. market leader in lighting and grip rentals to the television industry.
As of September 30, 2013, HERC had a total of approximately 340 branches in the U.S., Canada, France, Spain, China and Saudi Arabia.
All Other Operations
We have grouped information about our Donlen operating segment, which provides fleet leasing and management services and is not considered a separate reportable segment in accordance with applicable accounting standards, together with other business activities, such as our third party claim management services, under "all other operations."
For the three and nine months ended September 30, 2013, Donlen had an average of approximately 170,800 vehicles and 168,100 vehicles, respectively, under lease and management. For the three and nine months ended September 30, 2012, Donlen had an average of approximately 153,200 vehicles and 146,900 vehicles, respectively, under lease and management. Donlen's fleet management programs provide outsourced solutions to reduce fleet operating costs and improve driver productivity. These programs include administration of preventive maintenance, advisory services, and fuel and accident management along with other complementary services.
Seasonality
Our worldwide car rental and worldwide equipment rental operations are seasonal businesses, with decreased levels of business in the winter months and heightened activity during the spring and summer. We have the ability to dynamically manage fleet capacity, the most significant portion of our cost structure, to meet market demand. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, fleet and staff are decreased accordingly. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements, including efficiency initiatives and the use of our information technology systems, to help manage our variable costs. Approximately two-thirds of our typical annual operating costs represent variable costs, while the remaining one-third is fixed or semi-fixed. We also maintain a flexible workforce, with a significant number of part time and seasonal workers. However, certain operating expenses, including rent, insurance, and administrative overhead, remain fixed and cannot be adjusted for seasonal demand. Revenues related to our fleet leasing and management services are generally not seasonal.
Restructuring
During the first, second and third quarters of 2013, we continued to streamline operations (including actions associated with the Dollar Thrifty integration) and reduce costs with the closure of several U.S. car rental, international car rental and worldwide equipment rental locations, corporate headquarter relocation, as well as a reduction in our workforce by approximately 50, 515 and 480 employees, respectively.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

For the three and nine months ended September 30, 2013, our consolidated statement of operations includes restructuring charges of $36.3 million and $57.6 million, respectively. For the three and nine months ended September 30, 2012, our consolidated statement of operations includes restructuring charges of $1.5 million and $24.3 million, respectively. Additional efficiency and cost saving initiatives are being developed; however, we presently do not have firm plans or estimates of any related expenses. See Note 13 to the Notes to our condensed consolidated financial statements included in this Report.
In light of continuing economic uncertainty in Europe driven by high unemployment, tight credit markets and declining spending, we are currently considering a wide range of strategic transactions for our operations in Europe. These restructuring opportunities could include dispositions, increased use of technology, additional capital investments, leveraging synergies from acquisition of certain operations or ownership stakes in outside businesses or joint ventures. This process is ongoing, and we expect to make announcements when and if decisions with respect to material transactions are made.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012
Summary
The following table sets forth the percentage of total revenues represented by the various line items in our consolidated statements of operations for the three months ended September 30, 2013 and 2012 (in millions of dollars):

			Percentage of Revenues
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Worldwide car rental	$2,534.1	$2,031.6	82.6%	80.8%
Worldwide equipment rental	401.8	363.0	13.1	14.4
All other operations	133.5	121.6	4.3	4.8
Total revenues	3,069.4	2,516.2	100.0	100.0
Expenses:
Direct operating	1,525.4	1,241.1	49.7	49.3
Depreciation of revenue earning equipment and lease charges	676.7	560.5	22.1	22.3
Selling, general and administrative	276.8	201.0	9.0	8.0
Interest expense	182.3	154.9	5.9	6.1
Interest income	(3.5)	(0.7)	(0.1)	—
Other (income) expense, net	83.4	(9.5)	2.7	(0.4)
Total expenses	2,741.1	2,147.3	89.3	85.3
Income before income taxes	328.3	368.9	10.7	14.7
Provision for taxes on income	(113.6)	(126.0)	(3.7)	(5.0)
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$214.7	$242.9	7.0%	9.7%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of September 30, 2013 and 2012:

	Three Months Ended or as of September 30,
	2013	2012

Selected U.S. Car Rental Operating Data:
Number of transactions (in thousands)	7,072	5,675
Transaction days (in thousands)(a)	36,064	28,077
Total RPD(b)	$48.33	$47.40
Average number of cars (Company-operated)	493,400	368,400
Average number of cars (Leased)	23,400	—
Adjusted pre-tax income (in millions of dollars)(c)	$391.8	$317.0
Revenue earning equipment, net (in millions)	$8,987.1	$6,253.0

Selected International Car Rental Operating Data:
Number of transactions (in thousands)	2,126	2,029
Transaction days (in thousands)(a)	14,278	13,536
Total RPD(b)	$55.27	$53.74
Average number of cars (Company-operated)	187,900	181,600
Average number of cars (Leased)	800	—
Adjusted pre-tax income (in millions of dollars)(c)	$129.4	$99.4
Revenue earning equipment, net (in millions)	$2,708.0	$2,655.8

Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$371.8	$334.3
Same store revenue growth, including growth initiatives(e)	7.4%	8.1%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,462.0	$3,141.0
Adjusted pre-tax income (in millions of dollars)(c)	$87.5	$76.2
Revenue earning equipment, net (in millions of dollars)	$2,410.0	$2,184.8

Selected All Other Operations Operating Data:
Average number of cars during the period (Donlen - under lease and maintenance)	170,800	153,200
Adjusted pre-tax income (in millions of dollars)(c)	$14.0	$12.9
Revenue earning equipment, net (in millions of dollars)	$1,110.2	$1,127.5
_______________________________________________________________________________

(a)	Transaction days represent the total number of days that vehicles were on rent in a given period.

(b)
Car rental revenue consists of all revenue (including U.S. and International), net of discounts, associated with the rental of cars including charges for optional insurance products, revenue from fleet subleases, and licensee transactions. But for purposes of calculating total revenue per transaction day, or “Total RPD,” we exclude revenue from fleet subleases. Total RPD is calculated as total revenue less revenue from fleet subleases, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

The following table reconciles our car rental segment revenues to our total rental revenue and Total RPD (based on December 31, 2012 foreign exchange rates) for the three months ended September 30, 2013 and 2012 (in millions of dollars, except as noted):

	U.S. car rental segment		International car rental segment
	Three Months Ended September 30,
	2013	2012	2013	2012
Revenues	$1,765.5	$1,331.0	$768.6	$700.6
Advantage sublease revenue	(22.5)	—	—	—
Foreign currency adjustment	—	—	20.5	26.8
Total rental revenue	$1,743.0	$1,331.0	$789.1	$727.4
Transaction days (in thousands)	36,064	28,077	14,278	13,536
Total RPD (in whole dollars)	$48.33	$47.40	$55.27	$53.74

(c)
Adjusted pre-tax income is calculated as income before income taxes plus certain non-cash purchase accounting charges, non-cash debt charges relating to the amortization and write-off of debt financing costs and debt discounts and certain one-time charges and non-operational items. Adjusted pre-tax income is important to management because it allows management to assess operational performance of our business, exclusive of the items mentioned above. It also allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally. The contribution of our reportable segments to adjusted pre-tax income and reconciliation to consolidated amounts are presented below (in millions of dollars):

	Three Months Ended September 30,
	2013	2012
Adjusted pre-tax income:
U.S. car rental	$391.8	$317.0
International car rental	129.4	99.4
Worldwide equipment rental	87.5	76.2
All other operations	14.0	12.9
Total	622.7	505.5
Adjustments:
Other reconciling items(1)	(103.2)	(80.7)
Purchase accounting(2)	(34.3)	(23.9)
Non-cash debt charges(3)	(17.6)	(20.5)
Restructuring charges	(36.3)	(1.5)
Restructuring related charges(4)	(2.9)	(2.0)
Derivative gains (losses)(5)	(0.5)	0.1
Acquisition related costs	(3.4)	(8.1)
Integration expenses(6)	(8.3)	—
Relocation costs	(3.9)	—
Impairment charges(7)	(44.0)	—
Other(8)	(40.0)	—
Income before income taxes	$328.3	$368.9
________________________________________________________________________

(1)	Represents general corporate expenses and certain interest expense (including net interest on corporate debt).

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

(5)	Represents the mark-to-market adjustment on our interest rate caps.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

(6)	Primarily represents Dollar Thrifty integration related expenses and adjustments.

(7)	Related to FSNA and its subsidiary, Simply Wheelz.

(8)	Primarily represents expenses related to the loss on conversion of the convertible senior notes.

(d)
Worldwide equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our worldwide equipment rental segment revenues to our equipment rental and rental related revenue (based on December 31, 2012 foreign exchange rates) for the three months ended September 30, 2013 and 2012 (in millions of dollars):

	Three Months Ended September 30,
	2013	2012
Worldwide equipment rental segment revenues	$401.8	$363.0
Worldwide equipment sales and other revenue	(33.1)	(30.1)
Foreign currency adjustment	3.1	1.4
Rental and rental related revenue	$371.8	$334.3

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

REVENUES

	Three Months Ended September 30,
(in millions of dollars)	2013	2012	$ Change	% Change
Revenues by Segment
U.S. car rental	$1,765.5	$1,331.0	$434.5	32.6%
International car rental	768.6	700.6	68.0	9.7%
Worldwide equipment rental	401.8	363.0	38.8	10.7%
All other operations	133.5	121.6	11.9	9.8%
Total revenues	$3,069.4	$2,516.2	$553.2	22.0%

U.S. Car Rental Segment

Revenues from our U.S. car rental segment increased 32.6%, primarily due to Dollar Thrifty, which was acquired on November 19, 2012, partially offset by the divestiture of Advantage. Excluding the effects of the Dollar Thrifty acquisition and the Advantage divestiture, rental revenues in the U.S. increased $35.1 million. In addition there were revenue increases in the U.S. of $22.5 million from fleet subleases associated with the disposition of Advantage and $2.6 million obtained from licensee transactions.

U.S. car rental transaction day volume increased 28.4% primarily due to Dollar Thrifty, partially offset by the divestiture of Advantage. Total U.S. car rental revenue per transaction increased 5.1%.

U.S. Total RPD for the three months ended September 30, 2013 increased 2.0% from 2012. U.S. airport Total RPD, excluding the impact of Dollar Thrifty, increased 6.4% and U.S. off-airport Total RPD increased by 0.5%. The increase in U.S. airport Total RPD was due to a 4.4% increase in revenue per transaction, excluding the impact of Dollar Thrifty and Advantage, accompanied by the divestiture of Advantage which had a lower airport Total RPD average.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

International Car Rental Segment

Revenues from our international car rental segment increased 9.7%, primarily due to increases in our European operations. The increase in international revenues of $68.0 million was partially due to the effects of foreign currency translation of approximately $6.9 million.

International car rental transaction day volume was up 5.5%. Total international revenue per transaction increased 3.5%.

Total RPD for international car rental for the three months ended September 30, 2013 increased 2.9% from the corresponding period in 2012. International Total RPD increased primarily driven by increases in our European operations.

Worldwide Equipment Rental Segment

Revenues from our worldwide equipment rental segment increased 10.7%, primarily due to increases of 14.9% and 2.9% in worldwide equipment rental volumes and pricing, respectively. The increase in worldwide equipment rentals was partially offset due to the effects of foreign currency translation of approximately $2.3 million. The increase in volume was primarily due to strong industrial and improving construction performance.

All Other Operations Segment

Revenues from all other operations increased 9.8% or $11.9 million from the prior year period, primarily due to increased revenues from our Donlen operations, partly offset by the effects of foreign currency translation of $0.2 million.

EXPENSES

	Three Months Ended September 30,
(in millions of dollars)	2013	2012	$ Change	% Change
Expenses:
Fleet related expenses	$374.8	$300.0	$74.8	24.9%
Personnel related expenses	465.6	386.3	79.3	20.5%
Other direct operating expenses	685.0	554.8	130.2	23.5%
Direct operating	1,525.4	1,241.1	284.3	22.9%
Depreciation of revenue earning equipment and lease charges	676.7	560.5	116.2	20.7%
Selling, general and administrative	276.8	201.0	75.8	37.7%
Interest expense	182.3	154.9	27.4	17.7%
Interest income	(3.5)	(0.7)	(2.8)	400.0%
Other (income) expense, net	83.4	(9.5)	92.9	(977.9)%
Total expenses	$2,741.1	$2,147.3	$593.8	27.7%
Total expenses increased 27.7%, primarily due to the acquisition of Dollar Thrifty, partially offset by the divestiture of Advantage. Total expenses as a percentage of revenues increased from 85.3% for the three months ended September 30, 2012 to 89.3% for the three months ended September 30, 2013.

Direct Operating Expenses

U.S. Car Rental Segment

Direct operating expenses for our U.S. car rental segment of $908.3 million for the three months ended September 30, 2013 increased 36.0% from $668.0 million for the three months ended September 30, 2012 primarily due to the acquisition of Dollar Thrifty.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Fleet related expenses for our U.S. car rental segment of $194.3 million for the three months ended September 30, 2013 increased 45.1% from the three months ended September 30, 2012. The increase was primarily related to the acquisition of Dollar Thrifty, partly offset by a decrease in fleet related expenses associated with the divestiture of Advantage. Excluding the effects of Dollar Thrifty and Advantage there was an increase in vehicle damage costs in the U.S. of $17.7 million due to an increase in average loss per vehicle. In addition there was an increase in maintenance expense of $2.6 million driven mainly by an increase in the number of vehicles.

Personnel related expenses for our U.S. car rental segment of $289.7 million for the three months ended September 30, 2013 increased 29.9% from the three months ended September 30, 2012. The increase was primarily related to the acquisition of Dollar Thrifty, partly offset by the divestiture of Advantage. Excluding the effects of Dollar Thrifty and Advantage, there was an increase in salaries and benefits of $14.3 million.

Other direct operating expenses for our U.S. car rental segment of $424.3 million for the three months ended September 30, 2013 increased 36.4% from the three months ended September 30, 2012. The increase was primarily related to the acquisition of Dollar Thrifty, partially offset by the divestiture of Advantage. Excluding the effects of Dollar Thrifty and Advantage there was an increase in field system expenses of $4.4 million associated largely with the roll out of Hertz 24/7, and commissions of $4.8 million.

International Car Rental Segment

Direct operating expenses for our international car rental segment of $409.0 million for the three months ended September 30, 2013 increased 7.7% from $379.9 million for the three months ended September 30, 2012 primarily due to growth in revenue from our international car rental segment.

Fleet related expenses for our international car rental segment of $126.0 million for the three months ended September 30, 2013 increased 10.2% from the three months ended September 30, 2012. The increase was primarily related to an increase in the number of vehicles and an increase in average loss per vehicle. In addition there was an increase in gasoline expense of $2.7 million and other vehicle operating cost of $7.4 million driven mainly by an increase in the number of vehicles.

Personnel related expenses for our international car rental segment of $93.5 million for the three months ended September 30, 2013 increased 3.3% from the three months ended September 30, 2012. The increase was primarily related to increases in overtime of $1.9 million and wages of $1.3 million offset by a decrease in outside service fees of $2.7 million.

Other direct operating expenses for our international car rental segment of $189.5 million for the three months ended September 30, 2013 increased 8.2% from the three months ended September 30, 2012. The increase was primarily related to an increase in field administrative expenses of $1.3 million associated largely with the roll out of Hertz 24/7, and concession fees of $4.4 million.

Worldwide Equipment Rental Segment

Direct operating expenses for our worldwide equipment rental segment of $205.5 million for the three months ended September 30, 2013 increased 9.5% from $187.7 million for the three months ended September 30, 2012 as a result of increases in other direct operating expenses, personnel related expenses and fleet related expenses associated with business growth.

Fleet related expenses for our worldwide equipment rental segment of $54.4 million for the three months ended September 30, 2013 increased $2.7 million, or 5.2% from the three months ended September 30, 2012. The increase was primarily related to increased vehicle freight costs of $2.8 million.

Personnel related expenses for our worldwide equipment rental segment of $68.9 million for the three months ended September 30, 2013 increased $8.7 million, or 14.5%, from the three months ended September 30, 2012. The increase was related to increases in salaries and related expenses of $7.7 million.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Other direct operating expenses for our worldwide equipment rental segment of $82.2 million for the three months ended September 30, 2013 increased $6.4 million, or 8.4% from the three months ended September 30, 2012. The increase was primarily related to increases of $2.6 million in cost of sales due to higher equipment sales, increased customer service costs of $1.8 million and field system expenses of $0.6 million due to increased volumes.

All Other Operations Segment

Direct operating expenses for our all other operations segment of $6.1 million for the three months ended September 30, 2013 increased 8.9% from $5.6 million for the three months ended September 30, 2012 primarily driven by revenue growth in our Donlen operations.

Fleet related expenses for our all other operations segment of $0.1 million for the three months ended September 30, 2013 remained the same as compared with the three months ended September 30, 2012.

Personnel related expenses for our all other operations segment of $6.6 million for the three months ended September 30, 2013 increased $0.7 million from the three months ended September 30, 2012. The increase was primarily related to increased salaries and related expenses in our Donlen operations.

Other direct operating expenses for our all other operations segment of $(0.6) million for the three months ended September 30, 2013 decreased $0.2 million from the three months ended September 30, 2012.

Depreciation of Revenue Earning Equipment and Lease Charges

U.S. Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our U.S. car rental segment of $342.5 million for the three months ended September 30, 2013 increased 38.0% from $248.1 million for the three months ended September 30, 2012. As a percentage of U.S. car rental revenue, depreciation of U.S. car rental revenue earning equipment and lease charges increased slightly from 18.6% in the third quarter of 2012 to 19.4% in the third quarter of 2013. The increase as a percentage of U.S. car rental revenues was driven primarily by a loss realized on vehicle sales in the third quarter of 2013, compared to gains realized on vehicle sales in the third quarter of 2012. The $94.4 million increase in depreciation of revenue earning equipment and lease charges was primarily due to higher depreciation expense related to the acquisition of Dollar Thrifty in November 2012, and increased fleet size in the U.S.

International Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our international car rental segment of $150.2 million for the three months ended September 30, 2013 increased 4.3% from $144.0 million for the three months ended September 30, 2012. As a percentage of international car rental revenue, depreciation of international car rental revenue earning equipment and lease charges decreased slightly from 20.6% in the third quarter of 2012 to 19.5% in the third quarter of 2013. The decrease as a percentage of international car rental revenues was driven primarily by lower losses realized on vehicle sales in the third quarter of 2013, compared to gains realized on vehicle sales in the third quarter of 2012. The $6.2 million increase in depreciation of revenue earning equipment and lease charges was primarily due to higher depreciation expense and increased fleet size in our international operations.

Worldwide Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our equipment rental segment of $76.3 million for the three months ended September 30, 2013 increased 9.0% from $70.0 million for the three months ended September 30, 2012. The increase was primarily due to a 10.2% increase in the average acquisition cost of rental equipment operated during the period, partly offset by higher residual values on the disposal of used equipment.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

All Other Operations Segment

Depreciation of revenue earning equipment and lease charges in our all other operations segment of $107.7 million for the three months ended September 30, 2013 increased 9.5% from $98.4 million for the three months ended September 30, 2012. The increase was primarily driven by an increase in the number of cars at our Donlen operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $75.8 million or 37.7% from the prior year period, due to increases in administrative expenses, advertising expenses and sales promotion expenses.

Administrative expenses increased $56.3 million or 47.4%, primarily due to the acquisition of Dollar Thrifty as well as increases in integration related and relocation costs.

Advertising expenses increased $17.2 million or 39.5%, primarily due to the acquisition of Dollar Thrifty, in addition to an increase in brand advertising to support new initiatives in the three months ended September 30, 2013 as compared to the prior year period.

Sales promotion expenses increased $2.3 million or 5.9%, primarily related to increases in sales salaries and commissions due to improved results.
Interest Expense

U.S. Car Rental Segment

Interest expense for our U.S. car rental segment of $47.9 million for the three months ended September 30, 2013 increased 5.5% from $45.4 million for the three months ended September 30, 2012. The increase was due to an increase in the weighted average debt outstanding as a result of an increase in fleet size in the U.S.

International Car Rental Segment

Interest expense for our international car rental segment of $31.4 million for the three months ended September 30, 2013 decreased 5.4% from $33.2 million for the three months ended September 30, 2012. The decrease was primarily lower weighted average interest rates in Europe.

Worldwide Equipment Rental Segment

Interest expense for our equipment rental segment of $12.6 million for the three months ended September 30, 2013 decreased 1.6% from $12.8 million for the three months ended September 30, 2012. The decrease was primarily due to a reduction in interest rates due to the refinancing of the debt used to finance our equipment rental business.

All Other Operations

All other operations segment interest expense of $6.5 million for the three months ended September 30, 2013 increased 62.5% from $4.0 million for the three months ended September 30, 2012. The increase was primarily related to additional debt used to finance fleet growth within our Donlen operations.

Other Reconciling Items

Other interest expense relating to interest on corporate debt of $83.9 million for the three months ended September 30, 2013 increased 41.0% from $59.5 million for the three months ended September 30, 2012. The increase was primarily due to the debt used to finance the acquisition of Dollar Thrifty, partly offset by favorable rates due to refinancing.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Interest Income

Interest income increased $2.8 million from the prior year period.

Other (Income) Expense, Net

Other expense increased $92.9 million from the prior year period. The increase was primarily due to the debt extinguishment loss and inducement costs related to the early conversion of a portion of our Convertible Senior Notes and impairment charges.

ADJUSTED PRE-TAX INCOME

U.S. Car Rental Segment

Adjusted pre-tax income for our U.S. car rental segment of $391.8 million increased 23.6% from $317.0 million for the three months ended September 30, 2012. The increase was primarily due to stronger volumes and pricing including the impact of the Dollar Thrifty acquisition, lower net depreciation per vehicle and lower interest expense due to favorable refinancing activity. Adjustments to our U.S. car rental segment income before income taxes for the three months ended September 30, 2013 totaled $77.7 million (which consists of impairment charges and other of $44.0 million, purchase accounting of $17.7 million, integration expenses of $6.6 million, restructuring and restructuring related charges of $7.5 million, non-cash debt charges of $2.0 million and derivative losses of $0.2 million, partly offset by other expenses of $0.3 million). Adjustments to our U.S. car rental segment income before income taxes for the three months ended September 30, 2012 totaled $12.7 million (which consists of purchase accounting of $5.8 million, non-cash debt charges of $5.1 million and restructuring and restructuring related charges of $1.8 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments on a consolidated basis.

International Car Rental Segment

Adjusted pre-tax income for our international car rental segment of $129.4 million increased 30.2% from $99.4 million for the three months ended September 30, 2012. The increase was primarily due to stronger volumes and pricing, lower net depreciation per vehicle, lower interest expense due to favorable refinancing activity and disciplined cost management. Adjustments to our international car rental segment income before income taxes for the three months ended September 30, 2013 totaled $23.7 million (which consists of restructuring and restructuring related charges of $11.4 million, other expenses of $6.1 million, non-cash debt charges of $3.1 million, purchase accounting of $3.0 million and derivative losses of $0.1 million). Adjustments to our international car rental segment income before income taxes for the three months ended September 30, 2012 totaled $6.3 million (which consists of non-cash debt charges of $4.2 million, purchase accounting of $1.9 million and restructuring and restructuring related charges of $0.2 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments on a consolidated basis.

Worldwide Equipment Rental Segment

Adjusted pre-tax income for our worldwide equipment rental segment of $87.5 million increased 14.8% from $76.2 million for the three months ended September 30, 2012. The increase was primarily due to stronger volumes and pricing, strong cost management performance and higher residual values on the disposal of used equipment. Adjustments to our worldwide equipment rental segment income before income taxes for the three months ended September 30, 2013 totaled $12.3 million (which consists of purchase accounting of $9.5 million, non-cash debt charges of $1.1 million, restructuring and restructuring related charges of $1.1 million, and other expenses of $0.6 million). Adjustments to our worldwide equipment rental segment income before income taxes for the three months ended September 30, 2012 totaled $13.2 million (which consists of purchase accounting of $10.6 million, restructuring and restructuring related charges of $1.5 million and non-cash debt charges of $1.1 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments on a consolidated basis.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

All Other Operations Segment

Adjusted pre-tax income for all other operations segment of $14.0 million increased 8.5% from $12.9 million for the three months ended September 30, 2012. The increase was primarily due to stronger volumes, lower interest expense due to favorable refinancing activity and disciplined cost management. Adjustments to all other operations segment income before income taxes for the three months ended September 30, 2013 totaled $8.2 million (which consists of non-cash debt charges of $4.4 million, purchase accounting of $3.6 million and other expenses of $0.2 million). Adjustments to all other operations segment income before income taxes for the three months ended September 30, 2012 totaled $5.3 million (which consists of purchase accounting of $4.5 million and non-cash debt charges of $0.9 million, partly offset by a gain on derivatives of $0.1 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments on a consolidated basis.

PROVISION FOR TAXES ON INCOME AND NET INCOME ATTRIBUTABLE TO HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES' COMMON STOCKHOLDERS

	Three Months Ended September 30,
(in millions of dollars)	2013	2012	$ Change	% Change
Income before income taxes	$328.3	$368.9	$(40.6)	(11.0)%
Provision for taxes on income	(113.6)	(126.0)	12.4	(9.8)%
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$214.7	$242.9	$(28.2)	(11.6)%
Provision for Taxes on Income

The effective tax rate for the three months ended September 30, 2013 was 34.6% as compared to 34.2% in the three months ended September 30, 2012. The effective tax rate for the full fiscal year 2013 is expected to be approximately 40%. The provision for taxes on income decreased $12.4 million, primarily due to changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits are not realized.

Net Income Attributable to Hertz Global Holdings, Inc. and Subsidiaries' Common Stockholders

The net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders decreased $28.2 million or 11.6%, primarily due to the impairment charges recorded in the third quarter, partly offset by higher rental volumes and pricing in our U.S. car rental and worldwide equipment rental operations, lower net depreciation per vehicle in our car rental operations and improved residual values on the disposal of certain used equipment. The impact of changes in exchange rates on net income was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012
Summary
The following table sets forth the percentage of total revenues represented by the various line items in our consolidated statements of operations for the nine months ended September 30, 2013 and 2012 (in millions of dollars):

			Percentage of Revenues
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Worldwide car rental	$6,686.3	$5,353.6	81.4%	79.9%
Worldwide equipment rental	1,137.1	1,000.1	13.8	14.9
All other operations	397.2	348.6	4.8	5.2
Total revenues	8,220.6	6,702.3	100.0	100.0
Expenses:
Direct operating	4,282.6	3,544.2	52.1	52.9
Depreciation of revenue earning equipment and lease charges	1,904.8	1,595.4	23.2	23.8
Selling, general and administrative	803.5	615.3	9.8	9.2
Interest expense	542.9	469.4	6.6	7.0
Interest income	(7.3)	(2.3)	(0.1)	—
Other (income) expense, net	81.7	(10.5)	1.0	(0.2)
Total expenses	7,608.2	6,211.5	92.6	92.7
Income before income taxes	612.4	490.8	7.4	7.3
Provision for taxes on income	(258.3)	(211.3)	(3.1)	(3.1)
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$354.1	$279.5	4.3%	4.2%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the nine months ended or as of September 30, 2013 and 2012:

	Nine Months Ended or as of September 30,
	2013	2012
Selected U.S. Car Rental Operating Data:
Number of transactions (in thousands)	20,380	16,131
Transaction days (in thousands)(a)	100,306	77,214
Total RPD(b)	$47.68	$46.62
Average number of cars (Company-operated)	467,100	347,300
Average number of cars (Leased)	22,700	—
Adjusted pre-tax income (in millions of dollars)(c)	$934.6	$658.4
Revenue earning equipment, net (in millions)	$8,987.1	$6.3

Selected International Car Rental Operating Data:
Number of transactions (in thousands)	5,721	5,477
Transaction days (in thousands)(a)	34,553	33,324
Total RPD(b)	$54.21	$53.84
Average number of cars (Company-operated)	162,600	157,200
Average number of cars (Leased)	600	—
Adjusted pre-tax income (in millions of dollars)(c)	$125.8	$106.4
Revenue earning equipment, net (in millions)	$2,708.0	$2,655.8

Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$1,044.3	$914.8
Same store revenue growth, including growth initiatives(e)	10.6%	8.1%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,369.6	$3,017.9
Adjusted pre-tax income (in millions of dollars)(c)	$207.1	$144.6
Revenue earning equipment, net (in millions of dollars)	$2,410.0	$2,184.8

Selected All Other Operations Operating Data:
Average number of cars during the period (Donlen - under lease and maintenance)	168,100	146,900
Adjusted pre-tax income (in millions of dollars)(c)	$41.2	$34.5
Revenue earning equipment, net (in millions of dollars)	$1,110.2	$1,127.5
_______________________________________________________________________________

(a)
For further details relating to transaction days, Total RPD, adjusted pre-tax income, equipment rental and rental related revenue and equipment rental same store revenue growth including growth initiatives, see "Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012—Summary."

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

(b)
The following table reconciles our total car rental segment revenues to our rental revenue and Total RPD (based on December 31, 2012 foreign exchange rates) for the nine months ended September 30, 2013 and 2012 (in millions of dollars, except as noted):

	U.S. car rental segment		International car rental segment
	Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$4,848.0	$3,599.6	$1,838.3	$1,754.0
Advantage sublease revenues	(65.0)	—	—
Foreign currency adjustment	—	—	34.7	40.1
Total rental revenue	$4,783.0	$3,599.6	$1,873.0	$1,794.1
Transaction days (in thousands)	100,306	77,214	34,553	33,324
Total RPD (in whole dollars)	$47.68	$46.62	$54.21	$53.84

(c)
Adjusted pre-tax income is calculated as income (loss) before income taxes plus certain non-cash purchase accounting charges, non-cash debt charges relating to the amortization and write-off of debt financing costs and debt discounts and certain one-time charges and non-operational items. Adjusted pre-tax income is important to management because it allows management to assess operational performance of our business, exclusive of the items mentioned above. It also allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally. The contribution of our reportable segments to adjusted pre-tax income and reconciliation to consolidated amounts are presented below (in millions of dollars):

	Nine Months Ended September 30,
	2013	2012
Adjusted pre-tax income:
U.S. car rental	$934.6	$658.4
International car rental	125.8	106.4
Worldwide equipment rental	207.1	144.6
All other operations	41.2	34.5
Total	1,308.7	943.9
Adjustments:
Other reconciling items(1)	(330.2)	(255.8)
Purchase accounting(2)	(99.8)	(76.9)
Non-cash debt charges(3)	(54.4)	(66.3)
Restructuring charges	(57.6)	(24.3)
Restructuring related charges(4)	(14.2)	(10.3)
Derivative gains (losses)(5)	(0.5)	0.1
Acquisition related costs	(13.7)	(19.6)
Integration expenses(6)	(29.1)	—
Relocation costs	(4.4)	—
Impairment charges(7)	(44.0)	—
Other(8)	(48.4)	—
Income before income taxes	$612.4	$490.8
________________________________________________________________________

(1)	Represents general corporate expenses and certain interest expense (including net interest on corporate debt).

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

(5)	Represents the mark-to-market adjustment on our interest rate caps.

(6)	Primarily represents Dollar Thrifty integration related expenses and adjustments.

(7)	Related to FSNA and its subsidiary, Simply Wheelz.

(8)	Primarily represents expenses related to the loss on conversion of the convertible senior notes.

(d)
Worldwide equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental segment revenues to our equipment rental and rental related revenue (based on December 31, 2012 foreign exchange rates) for the nine months ended September 30, 2013 and 2012 (in millions of dollars):

	Nine Months Ended September 30,
	2013	2012
Worldwide equipment rental segment revenues	$1,137.1	$1,000.1
Worldwide equipment sales and other revenue	(98.6)	(89.0)
Foreign currency adjustment	5.8	(3.7)
Rental and rental related revenue	$1,044.3	$907.4

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

REVENUES

	Nine Months Ended September 30,
(in millions of dollars)	2013	2012	$ Change	% Change
Revenues by Segment
U.S. car rental	$4,848.0	$3,599.6	$1,248.4	34.7%
International car rental	1,838.3	1,754.0	84.3	4.8%
Worldwide equipment rental	1,137.1	1,000.1	137.0	13.7%
All other operations	397.2	348.6	48.6	13.9%
Total revenues	$8,220.6	$6,702.3	$1,518.3	22.7%

U.S. Car Rental Segment

Revenues from our U.S. car rental segment increased 34.7%, primarily due to Dollar Thrifty, which was acquired on November 19, 2012, partially offset by the divestiture of Advantage. Excluding the effects of the Dollar Thrifty acquisition and the Advantage divestiture, rental revenues in the U.S. increased $147.8 million. In addition there were revenue increases in the U.S. of $65.0 million from fleet subleases associated with the disposition of Advantage and $12.5 million obtained from licensee transactions.

U.S. car rental transaction day volume increased 29.9% primarily due to Dollar Thrifty, partially offset by the divestiture of Advantage. Total U.S. car rental revenue per transaction increased 5.2%.

U.S. Total RPD for the nine months ended September 30, 2013 increased 2.3% from 2012. U.S. airport Total RPD, excluding the impact of Dollar Thrifty, increased 6.8% and U.S. off-airport Total RPD increased by 0.7%. The increase in U.S. airport Total RPD was due to a 4.8% increase in revenue per transaction, excluding the impact of Dollar Thrifty and Advantage, accompanied by the divestiture of Advantage which had a lower airport Total RPD average.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

International Car Rental Segment

Revenues from our international car rental segment increased 4.8%, primarily due to our operations in Europe, partly offset by decreases in our operations in the Asia Pacific regions. The increase in international revenues of $84.3 million was partially offset by the effects of foreign currency translation of approximately $6.1 million.

International car rental transaction day volume was up 3.7% while total international revenue per transaction decreased by 0.1%.

Total RPD for international car rental for the nine months ended September 30, 2013 increased 0.7% from 2012. International Total RPD increased primarily due to an increase of 2.2% in all our international operations outside of Europe, partly offset by a decrease in Europe's Total RPD by 0.2% due to the competitive pricing environment and slow economy growth from the earlier part of the year.

Worldwide Equipment Rental Segment

Revenues from our worldwide equipment rental segment increased 13.7%, primarily due to increases of 15.8% and 3.4% in worldwide equipment rental volumes and pricing, respectively, partly offset by the effects of foreign currency translation of approximately $3.2 million. The increase in volume was primarily due to strong industrial and improving construction performance.

All Other Operations Segment

Revenues from all other operations increased 13.9% or $48.6 million from the prior year period primarily due to revenues from our Donlen operations, partly offset by the effects of foreign currency translation of $0.3 million.

EXPENSES

	Nine Months Ended September 30,
(in millions of dollars)	2013	2012	$ Change	% Change
Expenses:
Fleet related expenses	$1,022.4	$838.3	$184.1	22.0%
Personnel related expenses	1,360.4	1,151.8	208.6	18.1%
Other direct operating expenses	1,899.8	1,554.1	345.7	22.2%
Direct operating	4,282.6	3,544.2	738.4	20.8%
Depreciation of revenue earning equipment and lease charges	1,904.8	1,595.4	309.4	19.4%
Selling, general and administrative	803.5	615.3	188.2	30.6%
Interest expense	542.9	469.4	73.5	15.7%
Interest income	(7.3)	(2.3)	(5.0)	217.4%
Other (income) expense, net	81.7	(10.5)	92.2	(878.1)%
Total expenses	$7,608.2	$6,211.5	$1,396.7	22.5%
Total expenses increased 22.5%, primarily due to the acquisition of Dollar Thrifty, partially offset by the divestiture of Advantage. Total expenses as a percentage of revenues decreased from 92.7% for the nine months ended September 30, 2012 to 92.6% for the nine months ended September 30, 2013.

Direct Operating Expenses

U.S. Car Rental Segment

Direct operating expenses for our U.S. car rental segment of $2,594.1 million for the nine months ended September 30, 2013 increased 33.1% from $1,948.6 million for the nine months ended September 30, 2012 primarily due to the acquisition of Dollar Thrifty and the growth in U.S. revenue, partially offset by the divestiture of Advantage.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Fleet related expenses for our U.S. car rental segment of $541.3 million for the nine months ended September 30, 2013 increased 41.2% from the nine months ended September 30, 2012. The increase was primarily related to the acquisition of Dollar Thrifty, partly offset by a decrease in fleet related expenses associated with the divestiture of Advantage. Excluding the effects of Dollar Thrifty and Advantage there was an increase in vehicle damage costs in the U.S. of $34.5 million due to an increase in the number of vehicles, and an increase in average loss per vehicle. In addition there was an increase in maintenance expense of $6.3 million and insurance costs of $10.5 million driven mainly by an increase in the number of vehicles.

Personnel related expenses for our U.S. car rental segment of $850.0 million for the nine months ended September 30, 2013 increased 26.6% from the nine months ended September 30, 2012. The increase was primarily related to the acquisition of Dollar Thrifty, partly offset by the divestiture of Advantage. Excluding the effect of Dollar Thrifty and Advantage, there was an increase in salaries and benefits of $14.5 million and transporter wages of $31.6 million. These increases to personnel related expenses were offset by a decrease in outside service fees of $28.3 million.

Other direct operating expenses for our U.S. car rental segment of $1,202.8 million for the nine months ended September 30, 2013 increased 34.6% from the nine months ended September 30, 2012. The increase was primarily related to the acquisition of Dollar Thrifty, partially offset by the divestiture of Advantage. Excluding the effects of Dollar Thrifty and Advantage there was an increase in concessions of $6.2 million, commissions of $8.6 million and in field systems expenses of $12.1 million associated largely with the roll out of Hertz 24/7.

International Car Rental Segment

Direct operating expenses for our international car rental segment of $1,064.4 million for the nine months ended September 30, 2013 increased 5.1% from $1,013.2 million for the nine months ended September 30, 2012 primarily due to growth in revenue from our international car rental segment.

Fleet related expenses for our international car rental segment of $308.3 million for the nine months ended September 30, 2013 increased 3.8% from the nine months ended September 30, 2012. The increase was primarily related to an increase in maintenance expense of $4.1 million and gasoline expense of $5.1 million driven mainly by an increase in the number of vehicles.

Personnel related expenses for our international car rental segment of $269.2 million for the nine months ended September 30, 2013 increased 3.4% from the nine months ended September 30, 2012.

Other direct operating expenses for our international car rental segment of $486.9 million for the nine months ended September 30, 2013 increased 6.8% from the nine months ended September 30, 2012. The increase was primarily related to an increase in field administrative expenses of $1.2 million associated largely with the roll out of Hertz 24/7, reservation expense of $3.9 million, customer service costs of $4.8 million, facility expense of $4.9 million and concessions of $7.3 million.

Worldwide Equipment Rental Segment

Direct operating expenses for our worldwide equipment rental segment of $612.5 million for the nine months ended September 30, 2013 increased 7.6% from $569.5 million for the nine months ended September 30, 2012 as a result of increases in other direct operating expenses, personnel related expenses and fleet related expenses associated with business growth.

Fleet related expenses for our worldwide equipment rental segment of $172.4 million for the nine months ended September 30, 2013 increased $14.8 million, or 9.4% from the nine months ended September 30, 2012. The increase was primarily related to other equipment operating costs of $8.6 million and increased maintenance expense of $6.4 million.

Personnel related expenses for our worldwide equipment rental segment of $200.1 million for the nine months ended September 30, 2013 increased $18.6 million, or 10.2%, from the nine months ended September 30, 2012. The increase was related to increases in salaries and related expenses of $11.1 million.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Other direct operating expenses for our worldwide equipment rental segment of $240.0 million for the nine months ended September 30, 2013 increased $9.6 million, or 4.2% from the nine months ended September 30, 2012. The increase was primarily related to increases of $7.9 million in cost of sales due to higher equipment sales, increased customer service costs of $2.5 million and field system expenses of $2.2 million, partly offset by a decrease in restructuring and restructuring related charges of $5.7 million.

All Other Operations Segment

Direct operating expenses for all other operations segment of $18.2 million for the nine months ended September 30, 2013 increased 5.8% from $17.2 million for the nine months ended September 30, 2012 primarily driven by revenue growth in our Donlen operations.

Fleet related expenses for all other operations segment of $0.4 million for the nine months ended September 30, 2013 remained the same as compared with the nine months ended September 30, 2012.

Personnel related expenses for all other operations segment of $18.7 million for the nine months ended September 30, 2013 increased $0.4 million from the nine months ended September 30, 2012. The increase was primarily related to salaries and related expenses in our Donlen operations.

Other direct operating expenses for all other operations segment of $(0.9) million for the nine months ended September 30, 2013 increased $0.5 million from the nine months ended September 30, 2012. The increase was primarily related to an increase in rent associated with fleet management services in our Donlen operations.

Depreciation of Revenue Earning Equipment and Lease Charges

U.S. Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our U.S. car rental segment of $953.1 million for the nine months ended September 30, 2013 increased 33.7% from $713.1 million for the nine months ended September 30, 2012. As a percentage of U.S. car rental revenue, depreciation of U.S. car rental revenue earning equipment and lease charges decreased slightly from 19.8% in the nine months ended September 30, 2012 to 19.7% in the nine months ended September 30, 2013. The decrease as a percentage of U.S. car rental revenues was driven primarily by favorable fleet mix and total RPD improvement in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The $240.0 million increase in depreciation of revenue earning equipment and lease charges was primarily due to higher depreciation expense related to the acquisition of Dollar Thrifty in November 2012, and increased fleet size in the U.S.

International Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our international car rental segment of $407.3 million for the nine months ended September 30, 2013 increased 1.8% from $400.2 million for the nine months ended September 30, 2012. As a percentage of international car rental revenue, depreciation of international car rental revenue earning equipment and lease charges decreased slightly from 22.8% in the nine months ended September 30, 2012 to 22.2% in the nine months ended September 30, 2013. The decrease as a percent of international car rental revenues was driven primarily by favorable fleet mix and improved utilization and total RPD in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The $7.1 million increase in depreciation of revenue earning equipment and lease charges was primarily due to higher depreciation expense and increased fleet size in our European operations.

Worldwide Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our worldwide equipment rental segment of $223.0 million for the nine months ended September 30, 2013 increased 11.9% from $199.2 million for the nine months ended September 30, 2012. The increase was primarily due to a 11.7% increase in the average acquisition cost of rental equipment operated during the period, partly offset by higher residual values on the disposal of used equipment.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

All Other Operations Segment

Depreciation of revenue earning equipment and lease charges in our all other operations segment of $321.4 million for the nine months ended September 30, 2013 increased 13.6% from $282.9 million for the nine months ended September 30, 2012. The increase was primarily driven by an increase in the number of cars at our Donlen operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $188.2 million or 30.6% from the prior year period, due to increases in administrative expenses, advertising expenses and sales promotion expenses.

Administrative expenses increased $143.8 million or 37.7%, primarily due to the acquisition of Dollar Thrifty as well as increases in integration related costs of $29.1 million, restructuring charges of $33.3 million and relocation costs of $4.4 million.

Advertising expenses increased $40.3 million or 33.4%, primarily due to the acquisition of Dollar Thrifty, in addition to an increase in on-line media costs and brand advertising to support new strategic initiatives in the nine months ended September 30, 2013 as compared to the prior year period.

Sales promotion expenses increased $4.1 million or 3.6%, primarily related to increases in sales salaries and commissions due to improved results.
Interest Expense

U.S. Car Rental Segment

Interest expense for our U.S. car rental segment of $141.2 million for the nine months ended September 30, 2013 increased 5.9% from $133.3 million for the nine months ended September 30, 2012. The increase was due to additional interest expense related to debt used to finance the Dollar Thrifty acquisition. The increase was offset by a lower weighted average interest rates in the U.S., partly offset by an increase in the weighted average debt outstanding as a result of an increase in fleet size in the U.S.

International Car Rental Segment

Interest expense for our international car rental segment of $85.9 million for the nine months ended September 30, 2013 decreased 9.1% from $94.5 million for the nine months ended September 30, 2012. The decrease was primarily lower weighted average interest rates in Europe.

Worldwide Equipment Rental Segment

Interest expense for our equipment rental segment of $37.8 million for the nine months ended September 30, 2013 increased 1.9% from $37.1 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in weighted average debt outstanding as a result of an increased fleet size.

All Other Operations Segment

All other operations segment interest expense of $11.1 million for the nine months ended September 30, 2013 decreased 11.2% from $12.5 million for the nine months ended September 30, 2012. The decrease was primarily related to debt used to finance our Donlen operations due to the increased fleet size.

Other Reconciling Items

Other interest expense relating to interest on corporate debt of $266.9 million for the nine months ended September 30, 2013 increased 39.0% from $192.0 million for the nine months ended September 30, 2012. The increase was primarily due to the debt used to finance the acquisition of Dollar Thrifty.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Interest Income

Interest income increased $5.0 million from the prior year period.

Other (Income) Expense, Net

Other expense increased $92.2 million from the prior year period. The increase was primarily due to the debt extinguishment loss and inducement costs related to the early conversion of a portion of our Convertible Senior Notes and impairment charges.

ADJUSTED PRE-TAX INCOME

U.S. Car Rental Segment

Adjusted pre-tax income for our U.S. car rental segment of $934.6 million increased 42.0% from $658.4 million for the nine months ended September 30, 2012. The increase was primarily due to stronger volumes and pricing including the impact of the Dollar Thrifty acquisition, lower net depreciation per vehicle, lower interest expense due to favorable refinancing activity and disciplined cost management. Adjustments to our U.S. car rental segment income before income taxes for the nine months ended September 30, 2013 totaled $133.1 million (which consists of purchase accounting of $48.9 million, impairment charges of $44.0 million, restructuring and restructuring related charges of $21.0 million, integration expenses of $12.0 million, non-cash debt charges of $5.9 million, other expenses of $1.1 million and derivative losses of $0.2 million). Adjustments to our U.S. car rental segment income before income taxes for the nine months ended September 30, 2012 totaled $47.1 million (which consists of purchase accounting of $22.2 million, non-cash debt charges of $16.5 million and restructuring and restructuring related charges of $8.4 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments on a consolidated basis.

International Car Rental Segment

Adjusted pre-tax income for our international car rental segment of $125.8 million increased 18.2% from $106.4 million for the nine months ended September 30, 2012. The increase was primarily due to stronger volumes and pricing, lower net depreciation per vehicle, lower interest expense due to favorable refinancing activity and disciplined cost management. Adjustments to our international car rental segment income before income taxes for the nine months ended September 30, 2013 totaled $49.7 million (which consists of restructuring and restructuring related charges of $26.1 million, non-cash debt charges of $10.1 million, purchase accounting of $7.2 million, other expenses of $6.1 million and derivative losses of $0.2 million). Adjustments to our international car rental segment income before income taxes for the nine months ended September 30, 2012 totaled $32.0 million (which consists of restructuring and restructuring related charges of $13.9 million, non-cash debt charges of $11.9 million, purchase accounting of $6.1 million and derivative losses of $0.1 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments on a consolidated basis.

Worldwide Equipment Rental Segment

Adjusted pre-tax income for our worldwide equipment rental segment of $207.1 million increased 43.2% from $144.6 million for the nine months ended September 30, 2012. The increase was primarily due to stronger volumes and pricing, strong cost management performance and higher residual values on the disposal of used equipment. Adjustments to our worldwide equipment rental segment income before income taxes for the nine months ended September 30, 2013 totaled $37.1 million (which consists of purchase accounting of $30.3 million, restructuring and restructuring related charges of $2.4 million and non-cash debt charges of $3.4 million, partly offset by a net benefit in other expenses of $1.0 million). Adjustments to our worldwide equipment rental segment income before income taxes for the nine months ended September 30, 2012 totaled $43.5 million (which consists of purchase accounting of $31.4 million, restructuring and restructuring related charges of $8.4 million and non-cash debt charges of $3.7 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments on a consolidated basis.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

All Other Operations Segment

Adjusted pre-tax income for all other operations segment of $41.2 million increased 19.4% from $34.5 million for the nine months ended September 30, 2012. The increase was primarily due to stronger volumes, lower interest expense due to favorable refinancing activity and disciplined cost management. Adjustments to all other operations segment income before income taxes for the nine months ended September 30, 2013 totaled $15.4 million (which consists of purchase accounting of $11.8 million and non-cash debt charges of $4.6 million, partly offset by a net benefit in other expenses of $1.0 million). Adjustments to all other operations segment income before income taxes for the nine months ended September 30, 2012 totaled $17.9 million (which consists of purchase accounting of $14.2 million, non-cash debt charges of $3.6 million and restructuring related charges of $0.3 million, partly offset by a gain on derivatives of $0.2 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments on a consolidated basis.

PROVISION FOR TAXES ON INCOME AND NET INCOME ATTRIBUTABLE TO HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES' COMMON STOCKHOLDERS

	Nine Months Ended September 30,
(in millions of dollars)	2013	2012	$ Change	% Change
Income before income taxes	612.4	490.8	$121.6	24.8%
Provision for taxes on income	(258.3)	(211.3)	(47.0)	22.2%
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$354.1	$279.5	$74.6	26.7%
Provision for Taxes on Income

The effective tax rate for the nine months ended September 30, 2013 was 42.2% as compared to 43.1% in the nine months ended September 30, 2012. The effective tax rate for the full fiscal year 2013 is expected to be approximately 40%. The provision for taxes on income increased $47.0 million, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits are not realized.

Net Income Attributable to Hertz Global Holdings, Inc. and Subsidiaries' Common Stockholders

The net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders increased $74.6 million or 26.7%, primarily due to the Dollar Thrifty acquisition, higher rental volumes and pricing in our U.S. car rental and worldwide equipment rental operations, lower net depreciation per vehicle in our car rental operations and improved residual values on the disposal of certain used equipment, partly offset by the impairment charges recorded in the third quarter. The impact of changes in exchange rates on net income was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES
Our domestic and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States and internationally.
Cash Flows
As of September 30, 2013, we had cash and cash equivalents of $548.7 million, an increase of $15.4 million from December 31, 2012. The following table summarizes the change:

	Nine Months Ended September 30,
(in millions of dollars)	2013	2012	$ Change
Cash provided by (used in):
Operating activities	$2,851.6	$2,131.2	720.4
Investing activities	(4,035.6)	(3,257.0)	(778.6)
Financing activities	1,201.1	646.3	554.8
Effect of exchange rate changes	(1.7)	1.1	(2.8)
Net change in cash and cash equivalents	$15.4	$(478.4)	$493.8
During the nine months ended September 30, 2013, we generated $720.4 million more cash from operating activities compared with the same period in 2012. The increase was primarily due to higher earnings before interest, depreciation and amortization and improved working capital performance.
Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. During the nine months ended September 30, 2013, we used $778.6 million more cash for investing activities compared with the same period in 2012. The increase in the use of funds was primarily due to increases in net revenue earning equipment expenditures and an increase in acquisition activity compared with the same period in 2012. The increase in revenue earning equipment expenditures was primarily due to increased volumes, the acquisition of Dollar Thrifty and timing of purchases and payments. As of September 30, 2013 and December 31, 2012, we had $521.3 million and $571.6 million, respectively, of restricted cash and cash equivalents to be used for the purchase of revenue earning vehicles and other specified uses under our fleet financing facilities, our Like Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. The decrease in restricted cash and cash equivalents of $50.3 million from December 31, 2012 to September 30, 2013, primarily related to the timing of purchases and sales of revenue earning vehicles.
During the nine months ended September 30, 2013, cash flows from financing activities increased by $554.8 million compared with the same period in 2012. The increase was primarily due to debt related activity to finance fleet purchases offset by the repurchase of shares of Hertz Holdings common stock in the first half of 2013.
Relocation of Headquarters
We anticipate that our expenditures related to the move of our corporate headquarters to Estero, Florida for employee relocation, severance and associated costs will be in the range of $35 million to $40 million to be incurred over the next two years.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Capital Expenditures
The tables below set forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds on a cash basis consistent with our consolidated statements of cash flows, by quarter for 2013 and 2012 (in millions of dollars).

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2013
First Quarter	$3,253.0	$(2,237.9)	$1,015.1	$80.1	$(23.5)	$56.6
Second Quarter	3,572.5	(1,504.9)	2,067.6	88.0	(19.0)	69.0
Third Quarter	2,515.5	(1,926.4)	589.1	78.3	(19.8)	58.5
	$9,341.0	$(5,669.2)	$3,671.8	$246.4	$(62.3)	$184.1
2012
First Quarter	$2,648.7	$(2,009.3)	$639.4	$74.2	$(47.6)	$26.6
Second Quarter	3,062.3	(1,599.0)	1,463.3	63.0	(8.8)	54.2
Third Quarter	1,994.9	(1,230.6)	764.3	84.4	(30.4)	54.0
	$7,705.9	(4,838.9)	2,867.0	221.6	(86.8)	134.8

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Revenue earning equipment expenditures
U.S. car rental	$5,435.0	$3,905.0	$1,530.0	39.2%
International car rental	2,574.1	2,242.0	332.1	14.8%
Worldwide equipment rental	581.5	606.5	(25.0)	(4.1)%
All other operations	750.4	952.4	(202.0)	(21.2)%
Total	$9,341.0	$7,705.9	$1,635.1	21.2%

The increase in our U.S. car rental operations revenue earning equipment expenditures was primarily due to the impact from the acquisition of Dollar Thrifty, increased volumes and timing of purchases and payments, partly offset by the impact of the divestiture of Advantage. The increase in our international car rental operations revenue earning equipment expenditures was primarily due to increased volumes in our operations in Europe and timing of purchases and payments, partly offset by the decrease in volumes in our international operations outside of Europe. The decrease in our worldwide equipment rental operations revenue earning equipment expenditures was primarily due to the timing of purchases and payments during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease in all other operations revenue earning equipment expenditures was primarily due to timing of purchases and payments.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Property and equipment expenditures
U.S. car rental	$170.8	$134.1	$36.7	27.4%
International car rental	33.9	45.9	(12.0)	(26.1)%
Worldwide equipment rental	17.4	21.3	(3.9)	(18.3)%
All other operations	2.4	2.2	0.2	9.1%
Other reconciling items	21.9	18.1	3.8	21.0%
Total	$246.4	$221.6	$24.8	11.2%
The increase in our U.S. car rental operations property and equipment expenditures was primarily due to technology initiatives and an increase in our operating locations. The decrease in our international car rental operations and worldwide equipment rental operations property and equipment expenditures was primarily due to timing of purchases

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

and payments. The increase in our all other operations and reconciling items property and equipment expenditures was primarily due to technology initiatives and timing of purchases and payments.
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
As of September 30, 2013, we had $17,136.2 million of total indebtedness outstanding. Cash paid for interest during the nine months ended September 30, 2013, was $445.5 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations, capital expenditures and acquisitions.
Our liquidity as of September 30, 2013 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet debt. For a description of these amounts, see Note 8 to the Notes to our condensed consolidated financial statements included in this Report as well as "Borrowing Capacity and Availability," below.
Maturities
The aggregate amounts of maturities of debt for each of the twelve-month periods ending September 30 (in millions of dollars) are as follows:

2014	$6,643.6	(including $6,294.2 of other short-term borrowings*)
2015	$2,298.4
2016	$1,206.2
2017	$278.7
2018	$3,004.3
After 2018	$3,698.0
_______________________________________________________________________________

*
Our short-term borrowings as of September 30, 2013 include, among other items, the amounts outstanding under the Senior ABL Facility, HVF U.S. Fleet Variable Funding Notes, RCFC U.S. Fleet Variable Funding Notes, HFLF Variable Funding Notes, U.S. Fleet Financing Facility, European Revolving Credit Facility, European Securitization, Hertz-Sponsored Canadian Securitization, Dollar Thrifty-Sponsored Canadian Securitization, Australian Securitization, Brazilian Fleet Financing Facility and Capitalized Leases. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. Short-term borrowings also include the Convertible Senior Notes which became convertible on January 1, 2013 and remain as such through December 31, 2013. As of September 30, 2013, short-term borrowings had a weighted average interest rate of 1.9%.

We believe that cash generated from operations and cash received on the disposal of vehicles and equipment, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt maturities over the next twelve months.
On January 1, 2013, our Convertible Senior Notes became convertible again. This conversion right was triggered because our closing common stock price per share exceeded $10.77 for at least 20 trading days during the 30 consecutive trading day period ending on December 31, 2012. Our stock price has remained above $10.77 since then, so the Convertible Senior Notes continue to be convertible through at least December 31, 2013 and may be convertible thereafter, if our stock price remains above $10.77 or any of the other conversion conditions specified in the indenture is satisfied during future measurement periods. In connection with our repurchase of the shares of our common stock in March 2013, we changed our settlement policy to provide that we will settle conversions of our Convertible Senior Notes using 100% shares of our common stock. Previously, we had a policy of settling the conversion of our Convertible Senior Notes using a combination settlement, which called for settling the fixed dollar amount per $1,000 in principal amount in cash and settling in shares the excess conversion value, if any.
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
In May 2013, the U.K. Leveraged Financing was amended to provide for additional amounts available under the U.K. Leveraged Financing of £25 million (the equivalent of $38.3 million as of September 30, 2013) for a commitment period running from May 30, 2013 to October 30, 2013.
In May 2013, HVF amended the HVF Series 2009-1 Notes to permit aggregate maximum borrowings of $2,738.8 million (subject to borrowing base availability). In August 2013, HVF amended the expected final maturity of the HVF Series 2009-1 Notes to June 2014.
In June 2013, Hertz Holdings Netherlands B.V., an indirect wholly-owned subsidiary of Hertz organized under the laws of Netherlands, or "HHN BV," amended the European Revolving Credit Facility to provide for aggregate maximum borrowings of an additional €100 million (the equivalent of $130.1 million as of September 30, 2013), subject to borrowing base availability, for a commitment period running from June 12, 2013 to December 16, 2013.
In the second quarter of 2013, HC Limited Partnership amended the Hertz-Sponsored Canadian Securitization to extend the maturity from June 2013 to March 2014.
In August 2013, RCFC amended the expected final maturity of the RCFC Series 2010-3 Notes to March 2014.
In August 2013, we entered into privately negotiated agreements with certain holders of approximately $390.1 million in aggregate principal amount of our Convertible Senior Notes providing for the conversion of Convertible Senior Notes in accordance with the terms of the indenture governing the Convertible Senior Notes. The Convertible Senior Notes were convertible at a rate of 120.6637 shares of Hertz Holdings' common stock for each $1,000 in principal amount of Convertible Senior Notes (with cash delivered in lieu of any fractional shares), which resulted in Hertz Holdings issuing an aggregate of approximately 47.1 million shares of its common stock, paying cash premiums of approximately $11.9 million and incurring a loss on extinguishment of debt of $27.5 million which was recorded in "Other (income)

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

expense, net." Prior to the foregoing conversions, there was approximately $474.7 million in aggregate principal amount of the Convertible Senior Notes outstanding. As of September 30, 2013, approximately $84.6 million in aggregate principal amount of the Convertible Senior Notes remain outstanding.
On September 30, 2013, Donlen established a new securitization platform to finance its U.S. fleet lease operations going forward. In connection with the establishment of the new financing platform, Hertz Fleet Lease Funding LP, or “HFLF,” a wholly owned special purpose subsidiary of Donlen, executed a $1.1 billion committed financing arrangement, comprised of a one year variable funding note facility with an expected maturity date of September 29, 2014, or the “HFLF Series 2013-1 Notes,” and a two year variable funding note facility with an expected maturity date of September 29, 2015, or the “HFLF Series 2013-2 Notes.” The aggregate maximum principal amount of the HFLF Series 2013-1 Notes is $850.0 million, approximately $730.2 million of which was funded as of September 30, 2013. The aggregate maximum principal amount of the HFLF Series 2013-2 Notes is $250.0 million, approximately $214.8 million of which was funded as of September 30, 2013.
HFLF is structured as a master trust, with one or more revolving pools of collateral. The notes issued by HFLF are ultimately backed by a special unit of beneficial interest in a pool of leases and the related vehicles. The leases were originated in the name of Donlen Trust. A performance guarantee of Donlen’s obligations as servicer and administrator in respect of the HFLF Series 2013-1 Notes and HFLF Series 2013-2 Notes is provided by Hertz.
The proceeds of the HFLF Series 2013-1 Notes and the HFLF Series 2013-2 Notes were used to refinance the GN Funding II L.L.C. facility, that was due to mature on December 31, 2013 and the GN Funding II L.L.C. facility was terminated. The new HFLF financing platform also provides for the issuance from time to time of medium term asset backed notes.
For subsequent events relating to our indebtedness, see Note 18 to the Notes to our condensed consolidated financial statements included in this Report.
Registration Rights and Indentures for the Senior Notes
Pursuant to the terms of the exchange and registration rights agreement entered into in connection with the issuance of $250 million in aggregate principal amount of the 4.25% Senior Notes due 2018 in March 2013, Hertz agreed to file a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of such notes for registered notes or, in the alternative, the registered resale of such notes. Hertz's failure to meet its obligations under the exchange and registration rights agreement, including by failing to have the registration statement become effective by March 2014 or failing to complete the exchange offer by April 2014, will result in Hertz incurring special interest on such notes at a per annum rate of 0.25% for the first 90 days of any period where any such failure has occurred and is continuing, which rate will be increased by an additional 0.25% during each subsequent 90 day period, up to a maximum of 0.50%. A registration statement on Form S-4 was declared effective by the SEC on October 21, 2013 covering the exchange of such notes. We do not believe the special interest obligation is probable, and as such, we have not recorded any amounts with respect to this registration payment arrangement.
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
Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of September 30, 2013, we were not subject to such contractually specified fixed charge coverage ratio.
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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Borrowing Capacity and Availability
As of September 30, 2013, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$750.4	$750.4
Total Corporate Debt	750.4	750.4
Fleet Debt
HVF U.S. Fleet Variable Funding Notes	243.8	—
RCFC U.S. Fleet Variable Funding Notes	132.0	—
HFLF Variable Funding Notes	155.0	—
U.S. Fleet Financing Facility	28.0	—
European Revolving Credit Facility	—	—
European Securitization	80.3	—
Hertz-Sponsored Canadian Securitization	48.5	—
Dollar Thrifty-Sponsored Canadian Securitization	85.3	—
Australian Securitization	127.8	2.1
Total Fleet Debt	900.7	2.1
Total	$1,651.1	$752.5
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
As of September 30, 2013, the Senior ABL Facility had $1,006.1 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.
Some of these special purpose entities are consolidated variable interest entities, of which Hertz is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of September 30, 2013 and December 31, 2012, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities collectively had total assets primarily comprised of loans receivable and revenue earning equipment of $689.7 million and $440.8 million, respectively, and collectively had total liabilities primarily comprised of debt of $689.1 million and $440.3 million, respectively.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations

Off-Balance Sheet Commitments and Arrangements
As of September 30, 2013 and December 31, 2012, the following guarantees (including indemnification commitments) were issued and outstanding:
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
Sponsors; Directors
Hertz has entered into customary indemnification agreements with Hertz Holdings, the Sponsors and our former stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, our former stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We also entered into indemnification agreements with each of our directors. We do not believe that these indemnifications are reasonably likely to have a material impact on us.
Environmental
We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of September 30, 2013 and December 31, 2012, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed consolidated balance sheets in "Accrued liabilities" were $2.7 million and $2.6 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).
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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

We participate in various "multiemployer" pension plans. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our condensed consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. Our multiemployer plans could have significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
During 2012, Hertz completely withdrew employees from an existing multi-employer pension plan with the Central States Pension Fund, or the "Pension Fund," and entered into a new agreement with the Pension Fund. In connection with the complete withdrawal from the Pension Fund, Hertz was subject to a withdrawal liability of approximately $24.1 million, substantially all of which was paid in December 2012.
Effective January 1, 2014, The Hertz Corporation Account Balance Defined Benefit Pension Plan will be amended to provide a maximum annual compensation credit equal to 5.0% of eligible compensation paid to all plan members who are hired or rehired before January 1, 2014, unless as of December 31, 2013 the member has at least 120 months of continuous service, in which case the member continues with an annual credit of 6.5%. All Hertz employees who are hired on or after January 1, 2014 and Dollar Thrifty employees who become plan members on or after January 1, 2014 are eligible for a flat 3.0% annual compensation credit, regardless of the member's number of months of continuous service. This plan change is expected to have a favorable impact on the amount of pension expense recorded in 2013 of $2.8 million.
Recently Issued Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2 to the Notes to our condensed consolidated financial statements included in this Report under the caption "Item 1—Condensed Consolidated Financial Statements (Unaudited)."
Other Financial Information
With respect to the unaudited interim financial information of Hertz Global Holdings, Inc. as of September 30, 2013 and for the three-month and nine-month periods ended September 30, 2013 and 2012 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they applied limited procedures in accordance with professional standards for reviews of such unaudited interim financial information. However, their separate report dated November 6, 2013 included in this Form 10-Q states that they did not audit and they do not express an opinion on such unaudited interim financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on such unaudited interim financial information because that report is not a "report" or "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.
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
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of September 30, 2013, our net income would decrease by an estimated $38.3 million over a twelve-month period.
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
For the three and nine months ended September 30, 2013, our consolidated statement of operations contained realized and unrealized losses relating to the effects of foreign currency of $3.0 million and $6.0 million, respectively. For the three and nine months ended September 30, 2012, our consolidated statement of operations contained realized and unrealized losses relating to the effects of foreign currency of $3.2 million and $8.6 million, respectively.
See Note 14 to the Notes to our condensed consolidated financial statements included in this Report.
Other Risks
We purchase unleaded gasoline and diesel fuel at prevailing market rates and maintain a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. For the three-month and nine-month periods ended September 30, 2013, we recognized gains of $1.0 million and $0.2 million, respectively, in "Direct operating" on our consolidated statement of operations relating to our gasoline swaps. See Note 14 to the Notes to our condensed consolidated financial statements included in this Report.
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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Income Taxes
In January 2006, we implemented a LKE Program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes for fiscal years 2006, 2007, 2008 and 2009 and part of 2010 and 2012. A LKE Program for HERC has also been in place for several years. The program allows tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. Over the last few years, for strategic purposes, such as cash management and fleet reduction, we have recognized some taxable gains in the program. In 2009, the bankruptcy filing of an original equipment manufacturer, or "OEM," also resulted in minimal gain recognition. We had sufficient net operating losses to fully offset the taxable gains recognized. We cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the programs will remain in its current form. An extended reduction in our U.S. car rental fleet could result in reduced deferrals in the future, which in turn could require us to make material cash payments for federal and state income tax liabilities. Our inability to obtain replacement financing as our fleet financing facilities mature would likely result in an extended reduction in the fleet. In the event of an extended fleet reduction, we believe the likelihood of making material cash tax payments in the near future is low because of our significant net operating losses. In August 2010, we elected to temporarily suspend the U.S. car rental LKE Program allowing cash proceeds from sales of vehicles to be utilized for various business purposes, including paying down existing debt obligations, future growth initiatives and for general operating purposes. From August 2010 through 2011, recognized tax gains on vehicle dispositions resulting from the LKE suspension were more than offset by 100% tax depreciation on newly acquired vehicles. During 2012 the allowable 50% bonus depreciation helped offset tax gains during the period of LKE suspension. The U.S. car rental LKE Program was reinstated on October 15, 2012.
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
Changes in Internal Control Over Financial Reporting
An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On November 19, 2012, the Company completed the acquisition of Dollar Thrifty. The Company has reviewed Dollar Thrifty's operations and conducted control reviews pursuant to the Sarbanes-Oxley Act of 2002. See Note 5, "Business Combinations and Divestitures," of the unaudited interim consolidated financial statements included in this Quarterly report on Form 10-Q for a discussion of the acquisition and related financial data. In the third quarter of 2013, the Company implemented Oracle general ledger, accounts payable and a portion of the fixed assets, purchasing and procurement modules for most of its Hertz classic U.S. car rental and Canada equipment rental businesses. Excluding the Dollar Thrifty acquisition our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have recognized losses as a result of our relationship with FSNA and Simply Wheelz and are likely to incur additional losses.

We are currently a party to a sublease agreement and certain other commercial arrangements with FSNA and its subsidiary Simply Wheelz as a result of the disposition of our Advantage business, including a sublease agreement pursuant to which we currently sublease approximately 20,000 vehicles to Simply Wheelz or its affiliates for use in the operation of the Advantage brand. In October 2013, FSNA requested that we forbear from seeking collection of all amounts owed to us by Simply Wheelz and agree to renegotiate certain aspects of existing commercial arrangements between the parties, including the financial terms on which we are leasing vehicles them. On November 2, 2013, we terminated the applicable sublease contracts, and we continue evaluating our alternatives in light of the sublease termination. Simply Wheelz has since filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. If Simply Wheelz fails to pay us the amounts owed to us, including for any declines in the residual values of the vehicles we sublease to them, or if we are unable to regain possession of those vehicles at the times and in the amounts that we expect, our results of operations could be adversely affected. For the third quarter of 2013, we recorded a charge of $4 million with respect to those amounts due to us from Simply Wheelz as of September 30, 2013 and we anticipate taking an aggregate impairment charge of $40 million to cover our expected loss on the sale of the vehicles we are subleasing to Simply Wheelz. We currently estimate our total exposure to FSNA's liquidity issues to be between $50 and $70 million.

In addition, FSNA or Simply Wheelz may assert additional claims against us with respect to the sale of our Advantage business and our existing commercial arrangements, including causes of action under the U.S. Bankruptcy Code. We may incur additional losses as a result of these claims.
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

Date:	November 6, 2013	HERTZ GLOBAL HOLDINGS, INC. (Registrant)
		By:	/s/ DAVID J. ROSENBERG
David J. Rosenberg Interim Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
10.23
Separation Agreement and General Release, dated as of September 23, 2013, by and between Elyse Douglas, Hertz Global Holdings, Inc. and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on September 27, 2013).

15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 6, 2013, relating to Financial Information.
31.1–31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1–32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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