Form 10-K
period 2013-12-31
HERTZ GLOBAL HOLDINGS INC
filed 2014-03-19
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date was $10,530,523,399.
As of March 17, 2014, 447,677,308 shares of the registrant's common stock were outstanding.
Documents incorporated by reference:
Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders scheduled for May 14, 2014 are incorporated by reference into Part III.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

INTRODUCTORY NOTE
Unless the context otherwise requires, in this Annual Report on Form 10-K, or “Annual Report,” (i) “Hertz Holdings” means Hertz Global Holdings, Inc., our top-level holding company, (ii) “Hertz” means The Hertz Corporation, our primary operating company and a direct wholly-owned subsidiary of Hertz Investors, Inc., which is wholly-owned by Hertz Holdings, (iii) “we,” “us” and “our” mean Hertz Holdings and its consolidated subsidiaries, including Hertz and Dollar Thrifty Automotive Group, Inc. or "Dollar Thrifty," (iv) “HERC” means Hertz Equipment Rental Corporation, Hertz's wholly-owned equipment rental subsidiary, together with our various other wholly-owned international subsidiaries that conduct our industrial, construction, material handling and entertainment equipment rental business, (v) “cars” means cars, crossovers and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles), (vi) “program cars” means cars purchased by car rental companies under repurchase or guaranteed depreciation programs with car manufacturers, (vii) “non-program cars” means cars not purchased under repurchase or guaranteed depreciation programs for we are exposed to residual risk and (viii) “equipment” means industrial, construction and material handling equipment.
Cautionary Note Regarding Forward-Looking Statements
Certain statements contained or incorporated by reference in this Annual Report and in reports we subsequently file with the United States Securities and Exchange Commission, or the “SEC,” on Forms 10-K, 10-Q and file or furnish on Form 8-K, and in related comments by our management, include “forward-looking statements.” Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” “expect,” “project,” "potential," “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts” or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K. Some important factors that could affect our actual results include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under “Risk Factors” set forth in Item 1A of this Annual Report, and the following, which were derived in part from the risks set forth in Item 1A of this Annual Report:

•	our ability to integrate the car rental operations of Dollar Thrifty and realize operational efficiencies from the acquisition;

•	the operational and profitability impact of the divestitures that we agreed to undertake in order to secure regulatory approval for the acquisition of Dollar Thrifty;

•	the effect of our proposed separation of HERC and ability to obtain the expected benefits of any related transaction;

•	levels of travel demand, particularly with respect to airline passenger traffic in the United States and in global markets;

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

•	occurrences that disrupt rental activity during our peak periods;

•	our ability to achieve cost savings and efficiencies and realize opportunities to increase productivity and profitability;

•	our ability to accurately estimate future levels of rental activity and adjust the size and mix of our fleet accordingly;

•	our ability to maintain sufficient liquidity and the availability to us of additional or continued sources of financing for our revenue earning equipment and to refinance our existing indebtedness;

INTRODUCTORY NOTE (Continued)

•	safety recalls by the manufacturers of our vehicles and equipment;

•	a major disruption in our communication or centralized information networks;

•	financial instability of the manufacturers of our vehicles and equipment;

•	any impact on us from the actions of our franchisees, dealers and independent contractors;

•	our ability to maintain profitability during adverse economic cycles and unfavorable external events (including war, terrorist acts, natural disasters and epidemic disease);

•	shortages of fuel and increases or volatility in fuel costs;

•	our ability to successfully integrate acquisitions and complete dispositions;

•	our ability to maintain favorable brand recognition;

•	costs and risks associated with litigation and investigations;

•	risks related to our indebtedness, including our substantial amount of debt, our ability to incur substantially more debt and increases in interest rates or in our borrowing margins;

•	our ability to meet the financial and other covenants contained in our Senior Credit Facilities, our outstanding unsecured Senior Notes and certain asset-backed and asset-based arrangements;

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

PART I
ITEM 1. BUSINESS
Our Company
Hertz operates its car rental business through the Hertz, Dollar, Thrifty and Firefly brands from approximately 11,555 corporate and franchisee locations in North America, Europe, Latin and South America, Asia, Australia, Africa, the Middle East and New Zealand. Hertz is the largest worldwide airport general use car rental brand, operating from approximately 10,090 corporate and franchisee locations in approximately 145 countries. Our Dollar and Thrifty brands have approximately 1,400 corporate and franchisee locations in approximately 75 countries and our Firefly brand has approximately 65 corporate and franchisee locations in seven countries. Our Hertz brand name is one of the most recognized in the world, signifying leadership in quality rental services and products. We are one of the only car rental companies that has an extensive network of company-operated rental locations both in the United States and in all major European markets. We believe that we maintain the leading airport car rental brand market share, by overall reported revenues, in the United States and at approximately 130 major airports in Europe where we have company-operated locations and where data regarding car rental concessionaire activity is available. We believe that we also maintain the second largest market share, by overall reported revenues, in the off-airport car rental market in the United States. In our equipment rental business segment, we rent equipment through approximately 335 branches in the United States, Canada, France, Spain, China and Saudi Arabia, as well as through our international franchisees. We and our predecessors have been in the car rental business since 1918 and in the equipment rental business since 1965. We also own Donlen Corporation, or "Donlen," based in Northbrook, Illinois, which is a leader in providing fleet leasing and management services. We have a diversified revenue base and a highly variable cost structure and are able to dynamically manage fleet capacity, the most significant determinant of our costs. Our revenues have grown at a compound annual growth rate of 6.9% over the last 20 years, with year-over-year growth in 17 of those 20 years.
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
On December 12, 2012, Hertz completed the sale of Simply Wheelz LLC, a wholly-owned subsidiary of Hertz that operated our Advantage Rent A Car business. See Note 4 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."
In December 2012, the Sponsors sold 50,000,000 shares of their Hertz Holdings common stock to J.P. Morgan as the sole underwriter in the registered public offering of those shares.

ITEM 1. BUSINESS (Continued)

In March 2013, the Sponsors sold 60,050,777 shares of their Hertz Holdings common stock to Citigroup Global Markets Inc. and Barclays Capital Inc. as the underwriters in the registered public offering of those shares. In connection with the offering, Hertz Holdings repurchased from the underwriters 23,200,000 of the 60,050,777 shares of common stock sold by the Sponsors.
In May 2013, the Sponsors sold 49,800,405 shares of their remaining Hertz Holdings common stock to Goldman Sachs & Co. and J.P. Morgan Securities LLC as the underwriters in the registered public offering of those shares.
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
Our Markets
We are engaged principally in the global car rental industry and equipment rental industry.
U.S. Car Rental
We believe that the global car rental industry exceeds $49.4 billion in annual revenues. According to Auto Rental News, car rental industry revenues in the United States were estimated to be approximately $24.5 billion for 2013 and grew in 2013 by 4.0%.
Rentals by airline travelers at or near airports, or ‘‘airport rentals,’’ are influenced by developments in the travel industry and particularly in airline passenger traffic, or ‘‘enplanements,’’ as well as the Gross Domestic Product, or ‘‘GDP.’’
The off-airport portion of the industry has rental volume primarily driven by local business use, leisure travel and the replacement of cars being repaired. However, we believe that in recent years, industry revenues from off-airport car rentals in the United States have grown faster than revenues from airport rentals.
International Car Rental
We believe car rental industry revenues in Europe account for over $13.4 billion in annual revenues, with the airport portion of the industry comprising approximately 38% of the total. Because Europe has generally demonstrated a lower historical reliance on air travel, the European off-airport car rental market is significantly more developed than it is in the United States. Within Europe, the largest markets are Germany, France, Spain, Italy and the United Kingdom. We believe total rental revenues for the car rental industry in Europe in 2013 were approximately $11.1 billion in 10 countries—Germany, the United Kingdom, France, Italy, Spain, the Netherlands, Belgium, the Czech Republic, Luxembourg and Slovakia—where we have company-operated rental locations and approximately $2.3 billion in 11 other countries—Ireland, Sweden, Portugal, Greece, Denmark, Austria, Poland, Finland, Malta, Hungary and Romania—where our Hertz brand is present through our franchisees.
We believe car rental industry revenues in Asia Pacific account for over $11.5 billion in annual revenues, with the airport portion of the industry comprising approximately 20% of the total. Within Asia Pacific, the largest markets are China, Australia, Japan and South Korea—where we have company-operated rental locations or where our Hertz brand is present through our franchisees.
Worldwide Equipment Rental
We estimate the size of the North American equipment rental industry, which is highly fragmented with few national competitors and many regional and local operators, increased to approximately $38.0 billion in annual revenues for 2013 from $35.7 billion in annual revenues for 2012, but the portion of the rental industry dealing with equipment of the type HERC rents is somewhat smaller than that. Other market data indicates that the equipment rental industries in China, France, Spain and Saudi Arabia generate approximately $5.1 billion, $4.4 billion, $1.7 billion and $0.5 billion in annual revenues, respectively, although the portions of those markets in which HERC competes are smaller.
The equipment rental industry serves a broad range of customers from small local contractors to large industrial national accounts and encompasses a wide range of rental equipment from small tools to heavy earthmoving equipment.
All Other Operations
In addition to car rental and equipment rental, we also operate our third party claim management services as well as Donlen, of which we acquired a 100% equity interest on September 1, 2011, a leading provider of fleet leasing and management services for corporate fleets.

ITEM 1. BUSINESS (Continued)

We provide commercial fleet leasing and management services to corporate customers throughout the United States and Canada through Donlen, a wholly owned subsidiary of Hertz. Donlen is a fully integrated fleet management services provider with a comprehensive suite of product offerings ranging from leasing and managing vehicle fleets to providing other fleet management services to reduce fleet operating costs.
Our wholly-owned subsidiary, Hertz Claim Management Corporation, or “HCM,” provides claim administration services to us and, to a lesser extent, to third parties. These services include investigating, evaluating, negotiating and disposing of a wide variety of claims, including third-party, first-party, bodily injury, property damage, general liability and product liability, but not the underwriting of risks.
Our Business Segments
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
U.S. Car Rental: Our “company-operated” rental locations are those through which we, or an agent of ours, rent cars that we own or lease. We maintain a substantial network of company-operated car rental locations in the United States and what we believe to be the largest number of company-operated airport car rental locations in the United States, enabling us to provide consistent quality and service. Our franchisees and associates also operate rental locations in the United States.
International Car Rental: We maintain a substantial network of company-operated car rental locations internationally. Our franchisees and associates also operate rental locations in approximately 140 countries and jurisdictions, including most of the countries in which we have company-operated rental locations.
Worldwide Equipment Rental: We believe that HERC is one of the largest equipment rental companies in the United States and Canada combined. HERC rents a broad range of earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, generators, pumps, small tools, compaction equipment and construction-related trucks. HERC also derives revenues from the sale of new equipment and consumables as well as through its Hertz Entertainment Services division, which rents lighting and related aerial products used primarily in the U.S. entertainment industry.
All Other Operations: Donlen is a leading provider of fleet leasing and management services for corporate fleets. For the years ended December 31, 2013, 2012 and for the four months ended December 31, 2011 (the period during which Donlen was owned by Hertz), Donlen had an average of approximately 169,600, 150,800 and 137,000 vehicles under lease and management, respectively. Donlen's fleet management programs provide outsourcing solutions to reduce fleet operating costs and improve driver productivity. These programs include administration of preventive maintenance, advisory services, and fuel and accident management along with other complementary services. Additionally, Donlen brings to Hertz a specialized consulting and technology expertise that will enable us to model, measure and manage fleet performance more effectively and efficiently.

ITEM 1. BUSINESS (Continued)

Set forth below are charts showing revenues by reportable segment, and revenues by geographic area, both for the year ended December 31, 2013 and revenue earning equipment at net book value as of December 31, 2013 (the majority of our international operations are in Europe).

Revenues by Segment for Year Ended December 31, 2013(1) $10.8 billion	Revenues by Geographic Area for Year Ended December 31, 2013 $10.8 billion

Revenue Earning Equipment at net book value as of December 31, 2013 $14.2 billion

_______________________________________________________________________________

(1)
Segment revenues includes fees and certain cost reimbursements from franchisees. See Note 11 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

For further information on our business segments, including financial information for the years ended December 31, 2013, 2012 and 2011, see Note 11 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”
U.S. and International Car Rental
Our U.S. and international car rental segments generated $6,324.4 million and $2,382.5 million, respectively, in revenues during the year ended December 31, 2013.
Our Brands
Our U.S. and international car rental businesses are primarily operated through four brands - Hertz, Dollar, Thrifty and Firefly. Each of our brands generally maintains separate airport counters, reservations and reservation systems, marketing and all other customer contact activities, however a single management team manages all four brands. As we integrate the Dollar and Thrifty brands into our operations, we expect to eliminate many of the duplicative functions previously performed separately by Dollar Thrifty and identify synergies through combined fleet management, insurance, information technology functions, back office processing and procurement.

ITEM 1. BUSINESS (Continued)

The Hertz brand is one of the most recognized brands in the world. Our customer surveys, in the United States, indicate that Hertz is the car rental brand most associated with the highest quality service. This is consistent with numerous published best-in class car rental awards that we have won, both in the United States and internationally, over many years. We have sought to support our reputation for quality and customer service in car rental through a variety of innovative service offerings, such as our customer loyalty program and our global expedited rental program (Gold Plus Rewards), our one-way rental program (Rent-it-Here/Leave-it-There), our national-scale luxury rental program (Prestige Collection), our sports car rental program (Adrenaline Collection), our environmentally friendly rental program (Green Traveler Collection), our elite sports and luxury rental car program (Dream Cars), our car sharing service (Hertz 24/7TM) and our in-car navigational services (Hertz NeverLost). We intend to maintain our position as a premier provider of rental services through an intense focus on service, quality and product innovation.
Dollar and Thrifty are positioned as value car rental brands in the travel industry. The Dollar brand's main focus is serving the airport vehicle rental market, which is comprised of business and leisure travelers. The majority of its locations are on or near airport facilities. Dollar operates primarily through company-owned locations in the United States and Canada, and also licenses to independent franchisees which operate as a part of the Dollar brand system. Thrifty serves both the airport and off-airport markets through company-owned locations in the United States and Canada and licenses to independent franchisees which operate as part of the Thrifty brand system.
In April 2009, we acquired certain assets of Advantage Rent A Car, or “Advantage” a brand focused on price-oriented customers at key leisure travel destinations, and began operating the Advantage brand as part of our business. On December 12, 2012, we divested the Simply Wheelz subsidiary, which owned and operated the Advantage brand, together with selected Dollar Thrifty airport concession to Adreca Holdings Corp., a subsidiary of Macquarie Capital which was later merged into a subsidiary of Franchise Services of North America Inc. Immediately prior to the divestiture, Advantage was operating at 62 U.S. locations, including 35 on-airport locations where Advantage held concessions. For more information about our divestiture of Advantage see “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” in this Annual Report
In March 2013, we launched our Firefly brand, which is a deep value brand for price conscious leisure travelers, in Europe. In August 2013, we announced the expansion of our Firefly brand into the U.S. The Company plans to have Firefly locations servicing local area airports in select U.S. and international leisure markets where other deep value brands have a significant presence. Firefly will enable the company to re-enter the deep value, leisure car rental market in the U.S. which it temporarily exited after divesting the Advantage brand in December 2012.  The addition of Firefly will generate incremental fleet sharing, systems and operational synergies. Adding Firefly is part of a strategic objective to offer multiple brands to provide customers a full range of rental services at different pricing points. As of December 31, 2013, there were approximately 20 Firefly locations in the U.S. and 45 Firefly locations internationally. These locations consisted of both corporate and franchisee locations in the U.S., Mexico, Spain, France, Italy, Switzerland and Portugal.
Operations
Locations
Airport Locations
As of December 31, 2013, we had approximately 3,575 staffed rental locations in the United States, of which approximately one-fifth were airport locations and four-fifths were off-airport locations, and we regularly rent cars from approximately 1,980 other locations that are not staffed. As of December 31, 2013, we had approximately 1,285 staffed rental locations internationally, of which approximately one-fifth were airport locations and four-fifths were off-airport locations, and we regularly rent cars from approximately 160 other locations that are not staffed. Our international car rental operations have company-operated locations in France, Australia, Italy, the United Kingdom, Germany, Spain, Canada, Brazil, the Netherlands, New Zealand, Belgium, Puerto Rico, the Czech Republic, Luxembourg, Slovakia and the U.S. Virgin Islands. We believe that our extensive U.S. and international network of company-operated locations contributes to the consistency of our service, cost control, fleet utilization, yield management, competitive pricing and our ability to offer one-way rentals.
In order to operate airport rental locations, we have obtained concessions or similar leasing, licensing or permitting agreements or arrangements, or “concessions,” granting us the right to conduct a car rental business at all major, and many other airports in each country where we have company-operated rental locations, except for airports where our franchisees operate rental locations. Our concessions were obtained from the airports' operators, which are typically governmental bodies or authorities, following either negotiation or bidding for the right to operate a car rental business there. The terms of an airport concession typically require us to pay the airport's operator concession fees based upon

ITEM 1. BUSINESS (Continued)

a specified percentage of the revenues we generate at the airport, subject to a minimum annual guarantee. Under most concessions, we must also pay fixed rent for terminal counters or other leased properties and facilities. Most concessions are for a fixed length of time, while others create operating rights and payment obligations that are terminable at any time.
The terms of our concessions typically do not forbid us from seeking, and in a few instances actually require us to seek, reimbursement from customers of concession fees we pay; however, in certain jurisdictions the law limits or forbids our doing so. Where we are required or permitted to seek such reimbursement, it is our general practice to do so. Certain of our concession agreements require the consent of the airport's operator in connection with material changes in our ownership. A growing number of larger airports are building consolidated airport rental car facilities to alleviate congestion at the airport. These consolidated rental facilities may eliminate certain competitive advantages among the brands as competitors operate out of one centralized facility for both customer rental and return operations, share consolidated busing operations and maintain image standards mandated by the airports. See “Item 1A—Risk Factors” in this Annual Report.
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
We believe that the off-airport portion of the car rental market offers opportunities for us on several levels. First, presence in the off-airport market can provide customers a more convenient and geographically extensive network of rental locations, thereby creating revenue opportunities from replacement renters, non-airline travel renters and airline travelers with local rental needs. Second, it can give us a more balanced revenue mix by reducing our reliance on air travel and therefore limiting our exposure to external events that may disrupt airline travel trends. Third, it can produce higher fleet utilization as a result of the longer average rental periods associated with off-airport business, compared to those of airport rentals. Fourth, replacement rental volume is far less seasonal than that of other business and leisure rentals, which permits efficiencies in both fleet and labor planning. Finally, cross-selling opportunities exist for us to promote off-airport rentals among frequent airport Hertz Gold Plus Rewards program renters and, conversely, to promote airport rentals to off-airport renters. In view of those benefits, along with our belief that our market share for off-airport rentals is generally smaller than our market share for airport rentals, we intend to seek profitable growth in the off-airport rental market, both in the United States and internationally.
Since January 1, 2009, we increased the number of our off-airport rental locations in the United States by 69% to approximately 2,785 locations. Our strategy includes selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. We anticipate that same-store sales growth will be driven by our traditional leisure and business traveler customers and by increasing our market share in the insurance replacement market, in which we currently have a relatively low market share. As we move forward, our determination of whether to continue to expand our U.S. off-airport network will be based upon a combination of factors, including, commercial activity and potential profitability as well as the concentration of target insurance company policyholders, car dealerships and auto body shops. We also intend to increase the number of our staffed off-airport rental locations internationally based on similar criteria.
Rates
We rent a wide variety of makes and models of cars. We rent cars on an hourly (in select markets), daily, weekend, weekly, monthly or multi-month basis, with rental charges computed on a limited or unlimited mileage rate, or on a time

ITEM 1. BUSINESS (Continued)

rate plus a mileage charge. Our rates vary at different locations depending on local market conditions and other competitive and cost factors. While cars are usually returned to the locations from which they are rented, we also allow one-way rentals from and to certain locations. In addition to car rentals and franchisee fees, we generate revenues from reimbursements by customers of airport concession fees and vehicle licensing costs, fueling charges, and charges for ancillary customer products and services such as supplemental equipment (child seats and ski racks), loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service, Hertz NeverLost navigation systems and satellite radio services.
Reservations
We accept reservations for our cars on a brand-by-brand basis, with each of our brands maintaining, and accepting reservations through, an independent Internet site. Our brands generally accept reservations only for a class of vehicles, although Hertz accepts reservations for specific makes and models of vehicles in our Prestige Collection, our Adrenaline Collection, our Green Traveler Collection, our Dream Cars collection and a limited number of models in high-volume, leisure-oriented destinations. Beginning in December 2010, we made the next generation of electric vehicles available to the general public, initially through our Hertz 24/7TM car sharing service. Electric vehicles have been added to our fleet and are available at various cities across the U.S. such as New York, Washington D.C. and San Francisco, in Europe and in China. We plan continued deployment of electric vehicles and plug-in hybrid electric vehicles in both the U.S. and other countries throughout 2014.
When customers reserve cars for rental from us and our franchisees, they may seek to do so through travel agents or third-party travel websites. In many of those cases, the travel agent or website will utilize a third-party operated computerized reservation system, also known as a Global Distribution System, or “GDS,” to contact us and make the reservation.
In major countries, including the United States and all other countries with company-operated locations, customers may also reserve cars for rental from us and our franchisees worldwide through local, national or toll-free telephone calls to our reservations center, directly through our rental locations or, in the case of replacement rentals, through proprietary automated systems serving the insurance industry. Additionally, we accept reservations for rentals worldwide through our websites, for us and our franchisees. We also offer the ability to reserve cars through our smartphone apps for the Hertz, Dollar and Thrifty brands.
For the year ended December 31, 2013, approximately 32% of the worldwide reservations we accepted came through our websites, while 27% through travel agents using GDSs, 14% through phone calls to our reservations center, 20% through third-party websites and 7% through local booking sources and tour reservations.
Customer Service Offerings
At our major airport rental locations, as well as at some smaller airport and off-airport locations, customers participating in our Hertz Gold Plus Rewards program are able to rent vehicles in an expedited manner. In the United States, participants in our Hertz Gold Plus Rewards program often bypass the rental counter entirely and proceed directly to their vehicles upon arrival at our facility. Participants in our Hertz Gold Plus Rewards program are also eligible to earn Gold Plus Rewards points that may be redeemed for free rental days. For the year ended December 31, 2013, rentals by Hertz Gold Plus Rewards members accounted for approximately 40% of our worldwide rental transactions. We believe the Hertz Gold Plus Rewards program provides a significant competitive advantage to us, particularly among frequent travelers, and we have targeted such travelers for participation in the program.
Hertz has introduced a number of customer service offerings in recent years in order to further differentiate itself from the competition. The most significant new offering was Gold Choice. Hertz Gold Choice now offers Gold Plus Rewards members an option to choose the car they drive. Members' cars are still preassigned but Gold Choice allows the member the option to choose a different model and color from those cars available at the new Gold Choice area. This service is free of charge to Hertz Gold Plus Rewards members who book a midsize class or above. The Gold Choice program was launched during August 2011 and rolled out to 53 U.S. airport locations and 8 locations in Europe by December 2013. Hertz also offers a Mobile Gold Alerts service, also known as "Carfirmations™," through which an SMS text message and/or email is sent with the vehicle information and location, with the option to choose another vehicle from their smart phone prior to arrival. It is available to participating Gold customers approximately 30 minutes prior to their arrival and Hertz e-Return, which allows customers to drop off their car and go at the time of rental return. Additionally, in select locations customers can bypass the rental line through our ExpressRent Kiosks.

ITEM 1. BUSINESS (Continued)

Global Car-Sharing
In late 2008, we introduced a global car-sharing service, now referred to as Hertz 24/7TM, which rents cars by the hour and/or by the day, at various locations in the U.S., Canada and Europe. Hertz 24/7TM allows customers to sign up for free for the service and to rent cars by the hour or by the day. Members reserve vehicles online, then pick up the vehicles at various locations throughout a city, at a university or a corporate campus without the need to visit a Hertz rental office. Customers are charged an hourly or daily car-rental fee which includes fuel, insurance, 24/7 roadside assistance, in-car customer service and an allowance to drive 180 miles per 24 hour period.
Customers and Business Mix
We categorize our car rental business based on two primary criteria: the purpose for which customers rent from us (business or leisure) and the type of location from which they rent (airport or off-airport). The table below sets forth, for the year ended December 31, 2013, the percentages of rental revenues and rental transactions in our U.S. and international operations derived from business and leisure rentals and from airport and off-airport rentals.

	Year ended December 31, 2013
	U.S.		International
	Revenues	Transactions	Revenues	Transactions
Type of Car Rental
By Customer:
Business	35%	40%	46%	46%
Leisure	65	60	54	54
	100%	100%	100%	100%
By Location:
Airport	74%	76%	56%	57%
Off-airport	26	24	44	43
	100%	100%	100%	100%
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
Off-airport rentals typically involve people wishing to rent cars closer to home for business or leisure purposes, as well as those needing to travel to or from airports and replacement renters. This category also includes people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies because their cars have been damaged. In order to attract these renters, we must establish agreements with the referring insurers establishing the relevant rental terms, including the arrangements made for billing and payment. While we estimate our share of the insurance replacement rental market was approximately 14% of the estimated insurance rental revenue volume in the U.S. for the year ended December 31, 2013, we have identified approximately 200

ITEM 1. BUSINESS (Continued)

insurance companies, ranging from local or regional carriers to large, national companies, as our target insurance replacement market. As of December 31, 2013, we were a preferred or recognized supplier of 182 of these approximately 200 insurance companies and a co-primary at 37 of these approximately 200 insurance companies.
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
With rare exceptions, individuals renting cars from us are personally obligated to pay all amounts due under their rental agreements. They typically pay us with a charge, credit or debit card issued by a third party, although certain customers use a Hertz charge account that we have established for them, usually as part of an agreement between us and their employer. For the year ended December 31, 2013, all amounts charged to Hertz charge accounts established in the United States and by our international subsidiaries, were billed directly to a company or other organization or were guaranteed by a company. We also issue rental vouchers and certificates that may be used to pay rental charges, mostly for prepaid and tour-related rentals. In addition, where the law requires us to do so, we rent cars on a cash basis. For the year ended December 31, 2013, no customer accounted for more than 6.0% of our car rental revenues.
In the United States for the year ended December 31, 2013, 80% of our car rental revenues came from customers who paid us with third-party charge, credit or debit cards, 10% came from customers using rental vouchers or another method of payment, while 9% came from customers using Hertz charge accounts or direct billing and 1% came from cash transactions. For the year ended December 31, 2013, bad debt expense represented 0.3% of car rental revenues for our U.S. operations.
In our international operations for the year ended December 31, 2013, 46% of our car rental revenues came from customers who paid us with third-party charge, credit or debit cards, while 27% came from customers using Hertz charge accounts, 26% came from customers using rental vouchers or another method of payment and 1% came from cash transactions. For the year ended December 31, 2013, bad debt expense represented 0.3% of car rental revenues for our international operations.
Fleet
We believe we are one of the largest private sector purchasers of new cars in the world. During the year ended December 31, 2013, we operated a peak rental fleet in the United States of approximately 524,500 cars and a combined peak rental fleet in our international operations of approximately 179,500 cars, and in each case exclusive of our franchisees' fleet and Donlen's leasing fleet. During the year ended December 31, 2013, our approximate average holding period for a rental car was eighteen months in the United States and thirteen months in our international operations.
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

ITEM 1. BUSINESS (Continued)

Program cars as a percentage of all cars purchased by our U.S. and international operations were as follows:

	Years ended December 31,
	2013	2012	2011	2010	2009
U.S.	18%	19%	45%	54%	48%
International	57%	53%	55%	56%	57%
We have purchased a significant percentage of our car rental fleet from the following vehicle manufacturers:

	For the year ended December 31, 2013
	U.S.	International
General Motors Company	28%	15%
Toyota Motor Company	11%	10%
Ford Motor Company	13%	22%
Nissan Motor Company	16%	4%
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
We dispose of non-program cars, as well as program cars that become ineligible for manufacturer repurchase or guaranteed depreciation programs, through a variety of disposition channels, including auctions, brokered sales, sales to wholesalers and dealers and, to a lesser extent and primarily in the United States, sales at retail through a network of approximately 65 company-operated car sales locations dedicated to the sale of used cars from our rental fleet.
During 2009, we launched Rent2Buy, an innovative program designed to sell used rental cars. The program was licensed to operate in 34 states as of December 31, 2013. Customers have an opportunity for a three-day test rental of a competitively priced car from our rental fleet. If the customer purchases the car, he or she is credited with up to three days of rental charges, and the purchase transaction is completed through the internet and by mail in those states where permitted.
During the year ended December 31, 2013, of the cars in our U.S. car rental operations that were not repurchased by manufacturers, we sold approximately 47% at auction, 39% through dealer direct and 14% through our Rent2Buy program or at retail locations. During the year ended December 31, 2013, of the cars in our international car rental operations that were not repurchased by manufacturers, we sold approximately 83% through dealer direct, 12% at auction and 5% through our Rent2Buy program or at retail locations.
Franchisees Under Our Hertz Brand
We believe that our extensive worldwide ownership of car rental operations contributes to the consistency of our high-quality service, cost control, fleet utilization, yield management, competitive pricing and our ability to offer one-way rentals. However, in certain U.S. and international markets, we have found it more efficient to utilize independent franchisees, which rent cars that they own. Our franchisees operate locations in approximately 140 countries, including most of the countries where we have company-operated locations. See “Item 1A—Risk Factors” in this Annual Report.
We believe that our franchisee arrangements are important to our business because they enable us to offer expanded national and international service and a broader one-way rental program. Licenses are issued principally by our wholly-owned subsidiaries, under franchise arrangements to independent franchisees and affiliates who are engaged in the car rental business in the United States and in many other countries.
Franchisees generally pay fees based on a percentage of their revenues or the number of cars they operate. The operations of all franchisees, including the purchase and ownership of vehicles, are financed independently by the franchisees, and we do not have any investment interest in the franchisees or their fleets. Franchisees in the U.S.

ITEM 1. BUSINESS (Continued)

share in the cost of our U.S. advertising program, reservations system, sales force and certain other services. Our European and other international franchisees also share in the cost of our reservations system, sales force and certain other services. In return, franchisees are provided the use of the Hertz brand name, management and administrative assistance and training, reservations through our reservations channels, the Gold Plus Rewards and #1 Club Gold programs, our “Rent-it-Here/Leave-it-There” one-way rental program and other services. In addition to car rental, certain franchisees outside the United States engage in car leasing, chauffeur-driven rentals and renting camper vans under the Hertz name.
U.S. franchisees ordinarily are limited as to transferability without our consent and are terminable by us only for cause or after a fixed term. Franchisees in the United States may generally terminate for any reason on 90 days' notice. In Europe and certain other international jurisdictions, franchisees typically do not have early termination rights. Initial license fees or the price for the sale to a franchisee of a company-owned location may be payable over a term of several years. We continue to issue new licenses and, from time to time, purchase franchisee businesses.
Franchisees Under Our Dollar Thrifty Brands
Both Dollar and Thrifty sell U.S. franchises on an exclusive basis for specific geographic areas, generally outside the top 75 U.S. airport markets. Most franchisees are located at or near airports that generate a lower volume of vehicle rentals than the airports served by company-owned locations. In Canada, Dollar and Thrifty sell franchises in markets generally outside the top eight airport markets. The typical length of a franchise is five to ten years with a renewal option for five years if certain conditions are met. The franchisee may terminate the franchise for convenience upon 90 to 120 days written notice and Dollar and Thrifty may terminate upon breach of the agreement or for cause as defined in the agreement.
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
Other International
Dollar and Thrifty offer master franchises outside the U.S. and Canada, generally on a countrywide basis. Each master franchisee is permitted to operate within its franchised territory directly or through subfranchisees. At December 31, 2013, exclusive of the U.S. and Canada, Dollar had franchised locations in 55 countries and Thrifty had franchised locations in 69 countries. These locations are in Latin America, Europe, the Middle East, Africa and the Asia-Pacific regions. Dollar and Thrifty offer franchisees the opportunity to license the rights to operate either the Dollar or the Thrifty brand or both brands in certain markets on a dual franchise or co-brand basis.

ITEM 1. BUSINESS (Continued)

Competition
In the United States, in addition to local and regional vehicle rental companies, our principal car rental industry competitors are Avis Budget Group, Inc., or “ABG,” which currently operates the Avis, Budget, ZipCar and Payless brands and Enterprise Holdings, which operates the Enterprise Rent-A-Car Company, or "Enterprise," National Car Rental and Alamo brands.
In Europe, in addition to us, the principal pan-European participants in the car rental industry are ABG, operating the Avis and Budget brands, and Europcar. Europcar also operates the National Car Rental and Alamo brands in the United Kingdom and Germany, and through franchises in Spain, Italy and France. In certain European countries, there are also other companies and brands with substantial market shares, including Sixt AG (operating the Sixt brand) in Germany, France, Spain, the United Kingdom, Switzerland, Belgium, Netherlands and Luxembourg; and Enterprise (operating the Enterprise brand) in the United Kingdom, Ireland and Germany. Apart from Enterprise-branded operations, all of which Enterprise owns, the other major car rental brands are present in European car rental markets through a combination of company-operated and franchisee-operated locations.
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
Worldwide Equipment Rental
Our worldwide equipment rental segment generated $1,538.0 million in revenues during the year ended December 31, 2013.
Operations
Product Offerings
We, through HERC, operate an equipment rental business in the United States, Canada, France, Spain, China and Saudi Arabia. On the basis of total revenues, we believe HERC is one of the largest equipment rental companies in the United States and Canada combined. HERC has operated in the United States since 1965.
HERC's principal business is the rental of equipment. HERC offers a broad range of equipment for rental; major categories include earthmoving equipment, material handling equipment, aerial and electrical equipment, lighting, air compressors, pumps, generators, small tools, compaction equipment and construction-related trucks.
Ancillary to its rental business, HERC is also a dealer of certain brands of new equipment in the United States, and sells consumables such as gloves and hardhats at many of its rental locations globally.
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
Locations
As of December 31, 2013, 2012 and 2011, HERC had a total of approximately 335, 340 and 320 branches, respectively, in the U.S., Canada, France, Spain, China and Saudi Arabia. HERC's rental locations generally are located in industrial or commercial zones.
HERC's broad equipment line in the United States and Canada also includes equipment with an acquisition cost of under $10,000 per unit, ranging from air compressors and generators to small tools and accessories, in order to supply customers who are local contractors with a greater proportion of their overall equipment rental needs. As of December 31, 2013, these activities, referred to as “general rental activities,” were conducted at approximately 32% of HERC's U.S. and Canadian rental locations.
Business Initiatives
In early 2010, Hertz launched Hertz Entertainment Services, a division which provides single-source car and equipment rental solutions to the entertainment and special events industries. Hertz Entertainment Services provides customized

ITEM 1. BUSINESS (Continued)

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
Customers
HERC's customers consist predominantly of commercial accounts and represent a wide variety of industries, such as construction, petrochemical, automobile manufacturing, railroad, power generation, shipbuilding and entertainment and special events. Serving a number of different industries enables HERC to reduce its dependence on a single or limited number of customers in the same business and somewhat reduces the seasonality of HERC's revenues and its dependence on construction cycles. HERC primarily targets customers in medium to large metropolitan markets. For the year ended December 31, 2013, no customer of HERC accounted for more than 3% of HERC's worldwide rental revenues. Of HERC's combined U.S. and Canadian rental revenues for the year ended December 31, 2013, approximately 38% were derived from customers operating in the construction industry (the majority of which were in the non-residential sector) and approximately 26% were derived from customers in the industrial business, while the remaining revenues were derived from rentals to governmental and other types of customers.
Unlike in our car rental business, where we enter into rental agreements with the end-user who will operate the cars being rented, HERC ordinarily enters into a rental agreement with the legal entity-typically a company, governmental body or other organization-seeking to rent HERC's equipment. Moreover, unlike in our car rental business, where our cars are normally picked up and dropped off by customers at our rental locations, HERC delivers much of its rental equipment to its customers' job sites and retrieves the equipment from the job sites when the rentals conclude. HERC extends credit terms to many of its customers to pay for rentals. Thus, for the year ended December 31, 2013, 95% of HERC's revenues came from customers who were invoiced by HERC for rental charges, while 5% came from customers paying with third-party charge, credit or debit cards, cash or used another method of payment. For the year ended December 31, 2013, bad debt expense represented 0.4% of HERC's revenues.
Fleet
HERC acquires its equipment from a variety of manufacturers. The equipment is typically new at the time of acquisition and is not subject to any repurchase program. The per-unit acquisition cost of units of rental equipment in HERC's fleet varies from over $200,000 to under $100. As of December 31, 2013, the average per-unit acquisition cost (excluding small equipment purchased for less than $5,000 per unit) for HERC's fleet in the United States was approximately $39,300. As of December 31, 2013, the average age of HERC's worldwide rental fleet was 43 months.
HERC disposes of its used equipment through a variety of channels, including private sales to customers and other third parties, sales to wholesalers, brokered sales and auctions.
Franchisees
HERC licenses the Hertz name to equipment rental businesses in seven countries in Europe, one country in the Middle East, two countries in Central Asia and two countries in Central and South America. The terms of those licenses are broadly similar to those we grant to our international car rental franchisees.
Competition
HERC's competitors in the equipment rental industry range from other large national companies to small regional and local businesses. In each of the six countries where HERC operates, the equipment rental industry is highly fragmented, with large numbers of companies operating on a regional or local scale. The number of industry participants operating on a national scale is, however, much smaller. HERC is one of the principal national-scale industry participants in the U.S., Canada and France. HERC's operations in the United States represented approximately 71% of our worldwide equipment rental revenues during the year ended December 31, 2013. In the United States and Canada, the other top national-scale industry participants are United Rentals, Inc., or “URI,” Sunbelt Rentals, Home Depot Rentals and Aggreko North America. A number of individual Caterpillar, Inc., or “CAT,” dealers also participate in the equipment rental market in the United States, Canada, France and Spain. In France, the other principal national-scale industry participants are Loxam, Kiloutou and Laho. Aggreko also participates in the power generation rental markets in France and Spain. In China, the other principal national-scale industry participants are Zicheng Corporation, Aggreko, Jin He

ITEM 1. BUSINESS (Continued)

Yuan, Lei Shing Hong and Far East Rental. In Saudi Arabia, the other principal national-scale industry participants are Bin Quraya, Al Zahid Tractors (CAT), Saudi Diesel, Rapid Access, Eastern Arabia and Rental Solutions & Services (RSS) Saudi Ltd.
Competition in the equipment rental industry is intense, and it often takes the form of price competition. HERC's competitors, some of which may have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that HERC matches downward competitor pricing without reducing our operating costs, it could have an adverse impact on our results of operations. We believe that HERC's competitive success has been primarily the product of its approximately 50 years of experience in the equipment rental industry, its systems and procedures for monitoring, controlling and developing its branch network, its capacity to maintain a comprehensive rental fleet, the quality of its sales force and its established national accounts program.
All Other Operations
Our all other operations segment generated $527.0 million in revenues during the year ended December 31, 2013.
Our all other operations segment consists of our Donlen subsidiary, together with other business activities, such as our third party claim management services. On September 1, 2011, Hertz acquired 100% of the equity of Donlen, a leading provider of fleet leasing and management services for corporate fleets, based in Northbrook, Illinois.
Our wholly-owned subsidiary, Hertz Claim Management Corporation, or “HCM,” provides claim administration services to us and, to a lesser extent, to third parties. These services include investigating, evaluating, negotiating and disposing of a wide variety of claims, including third-party, first-party, bodily injury, property damage, general liability and product liability, but not the underwriting of risks. HCM conducts business at five regional offices in the United States. Separate subsidiaries of ours conduct similar operations in seven countries in Europe.
Donlen provides a comprehensive array of fleet leasing, financing, telematics, and management services to commercial fleets in the U.S. and Canada. Products offered by Donlen include:

•	Vehicle financing, acquisition and remarketing;

•	License, title, and registration;

•	Maintenance consultation;

•	Fuel management;

•	Accident management;

•	Telematics-based location, driver performance and scorecard reporting; and

•	Equipment financing
Donlen’s primary product for car and light to medium truck fleets is an open-ended terminal rental adjustment clause, or "TRAC," lease. For most customers, vehicle must be leased for a minimum of 12 months, after which the lease converts to a month-to-month lease allowing the vehicle to be surrendered any time thereafter. Our sale of the vehicle following the termination of the lease may result in a TRAC adjustment, through which the customer is credited or charged with the surplus or loss on the vehicle. Approximately 80% of Donlen’s lease portfolio consists of floating-rate leases which allow lease charges to be adjusted based on benchmark indices.
Donlen offers financing solutions for heavier-duty trucks and equipment. Lease financing is provided through syndication arrangements with lending institutions. Donlen originates the leases, acquires the assets, and services the lease throughout the term.
Donlen provides services to leased and non-leased fleets. Services consist of fuel purchasing and management, preventive maintenance, repair consultation, and accident management. Additionally, Donlen manages license and title, vehicle registration, and regulatory compliance. Donlen’s telematics products provide enhanced visibility and reporting over driver and vehicle performance.
Fleet
Donlen’s leased fleet consists primarily of passenger cars, cargo vans and light-duty trucks. Vehicles are acquired directly from domestic and foreign manufacturers, as well as dealers. More than half of Donlen’s leased fleet is 2012 model year or newer.
For the years ended December 31, 2013, 2012 and for the four months ended December 31, 2011 (period it was owned by Hertz), Donlen had an average of approximately 169,600, 150,800 and 137,000 vehicles under lease and management, respectively.

ITEM 1. BUSINESS (Continued)

Customers
Donlen’s relationships include some of the world’s most recognized brands among its diverse portfolio of customers. Donlen’s services customers in a wide variety of industries, with the lease portfolio not concentrated in any single type of industry.
Competitors
The commercial fleet market is one of the largest segments of the U.S. automotive industry, primarily consisting of cars, light-duty and medium-duty trucks utilized in a sales, service, or delivery application. The fleet management industry has experienced significant consolidation over the years and today our principal fleet management competitors in the U.S. and Canada are GE Capital, Automotive Resources International, PHH Corporation, Wheels, Inc. and LeasePlan Corporation N.V.
Seasonality
Generally, car rental and equipment rental are seasonal businesses, with decreased levels of business in the winter months and heightened activity during spring and summer. To accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, fleet and staff are decreased accordingly. However, certain operating expenses, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and cannot be adjusted for seasonal demand. Revenues related to our fleet management services are generally not seasonal. See “Item 1A—Risk Factors” in this Annual Report. The following tables set forth this seasonal effect by providing quarterly revenues for each of the quarters in the years ended December 31, 2013, 2012 and 2011 (in millions of dollars).
______________________________________________________________________________

(a)	Amounts are computed independently each quarter and as such, the sum of the quarter's amounts may not equal the total amount for the respective year.
Employees
As of December 31, 2013, we employed approximately 30,400 persons, consisting of approximately 22,800 persons in our U.S. operations and 7,600 persons in our international operations. International employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Labor contracts covering the terms of employment of approximately 5,900 employees in the United States (including those in the U.S. territories) are presently in effect under approximately 130 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. Labor contracts covering approximately 1,120 of these employees will expire during 2014. We have had no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good. Nonetheless, we may be unable to negotiate new labor contracts on terms advantageous to us, or without labor interruptions.

ITEM 1. BUSINESS (Continued)

In addition to the employees referred to above, we employ a substantial number of temporary workers, and engage outside services, as is customary in the industry, principally for the non-revenue movement of rental cars and equipment between rental locations and the movement of rental equipment to and from customers' job sites.
Risk Management
Three types of generally insurable risks arise in our operations:

•	legal liability arising from the operation of our cars and on-road equipment (vehicle liability);

•	legal liability to members of the public and employees from other causes (general liability/workers' compensation); and

•	risk of property damage and/or business interruption and/or increased cost of operating as a consequence of property damage.
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
For our car and equipment rental operations in Europe, we have established a wholly-owned insurance subsidiary, Probus Insurance Company Europe Limited, or “Probus,” a direct writer of insurance domiciled in Ireland. In European countries with company-operated locations, we have purchased from Probus the vehicle liability insurance required by law, and Probus reinsured the risks under such insurance with Hertz International RE, a reinsurer organized in Ireland, or “HIRE,” and / or HIRE Bermuda Limited, a wholly-owned reinsurance company domiciled in Bermuda. This coverage is purchased from unaffiliated carriers for Spain. We also insure a portion of our European property risk through Probus. Thus, as with our domestic operations, we bear economic responsibility for vehicle liability in our European car and equipment rental operations, except to the extent that we transfer such liability to others through insurance or contractual arrangements. For our international operations outside of Europe, we maintain some form of vehicle liability insurance coverage with unaffiliated carriers. The nature of such coverage, and our economic responsibility for covered losses, varies considerably. In all cases, though, we believe the amounts and nature of the coverage we obtain is adequate in light of the respective potential hazards.
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
To mitigate these exposures, we maintain excess liability insurance coverage with unaffiliated insurance carriers.
In our domestic car rental operations, we offer an optional liability insurance product, Liability Insurance Supplement, or “LIS,” that provides vehicle liability insurance coverage substantially higher than state minimum levels to the renter and other authorized operators of a rented vehicle. LIS coverage is primarily provided under excess liability insurance policies issued by an unaffiliated insurance carrier, the risks under which are reinsured with a subsidiary of ours, HIRE Bermuda Limited.

ITEM 1. BUSINESS (Continued)

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
Our offering of LIS and PAI/PEC coverage in our domestic car rental operations is conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance producers. In our international car rental operations, our offering of PAI/PEC coverage historically has not been regulated.
Provisions on our books for self-insured vehicle liability losses are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2013, this liability was estimated at $347.7 million for our combined domestic and international operations.
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
Governmental Regulation and Environmental Matters
Throughout the world, we are subject to numerous types of governmental controls, including those relating to prices and advertising, privacy and data protection, currency controls, labor matters, credit and charge card operations, insurance, environmental protection, used car sales and licensing.
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
As of December 31, 2013, we utilized approximately 520 tanks underground and approximately 1,640 tanks above-ground to store petroleum products, and we believe our tanks are maintained in material compliance with environmental regulations, including federal and state financial responsibility requirements for corrective action and third-party claims

ITEM 1. BUSINESS (Continued)

due to releases. Our compliance program for our tanks is intended to ensure that (i) the tanks are properly registered with the state or other jurisdiction in which the tanks are located and (ii) the tanks have been either replaced or upgraded to meet applicable secondary containment, leak detection and spill, overfill and corrosion protection requirements.
We are also incurring and providing for expenses for the investigation and cleanup of contamination from the discharge of petroleum substances at, or emanating from, currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our consolidated financial statements. As of December 31, 2013 and 2012, the aggregate amounts accrued for environmental liabilities reflected in our consolidated balance sheets in “Accrued liabilities” were $2.5 million and $2.6 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including ongoing maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the nature of the contamination, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).
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
Dealings with Renters
In the United States, car and equipment rental transactions are generally subject to Article 2A of the Uniform Commercial Code, which governs “leases” of tangible personal property. Car rental is also specifically regulated in more than half of the states of the United States. The subjects of state regulation include the methods by which we advertise, quote and charge prices, the consequences of failing to honor reservations, the terms on which we deal with vehicle loss or damage (including the protections we provide to renters purchasing loss or damage waivers) and the terms and method of sale of the optional insurance coverage that we offer. Some states (including California, New York, Nevada and Illinois) regulate the price at which we may sell loss or damage waivers, and many state insurance regulators have authority over the prices and terms of the optional insurance coverage we offer. See “-Risk Management” above for further discussion regarding the loss or damage waivers and optional insurance coverages that we offer renters. Internationally, regulatory regimes vary greatly by jurisdiction, but they do not generally prevent us from dealing with customers in a manner similar to that employed in the United States.
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

ITEM 1. BUSINESS (Continued)

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
Disclosure under Section 13(r) of the Exchange Act
Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our former "affiliates" (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Our former affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A., or “SPIE,” an affiliate of CD&R based in France, maintained bank accounts during the period covered by this report at Bank Melli with the approval of the French financial regulator (applying European Union law) and, since May 21, 2013, with the approval of the Office of Foreign Assets Control in the U.S. Treasury Department, or “OFAC.” Bank Melli is an Iranian bank designated under Executive Order No. 13382. We had no knowledge of or control over the activities of SPIE or its subsidiaries.
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
Certain significant components of our expenses are fixed in the short-term, including minimum concession fees, real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs. Seasonal changes in our revenues do not alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher. The second and third quarters of the year have historically been our strongest quarters due to their increased levels of leisure travel and construction activity. Any occurrence that disrupts rental activity during the second or third quarters could have a disproportionately material adverse effect on our liquidity, cash flows and results of operations. Following the Dollar Thrifty Acquisition, we expect this risk to increase, as the scale of our car rental business and the related fixed costs have increased.
A material downsizing of our rental car fleet could require us to make additional cash payments for tax liabilities, which could be material.
The Like-Kind Exchange Program, or ‘‘LKE Program,’’ allows tax gains on the disposition of vehicles in our car rental fleet to be deferred and has resulted in deferrals of federal and state income taxes for prior years. If a qualified replacement vehicle is not purchased within a specific time period after vehicle disposal, then taxable gain is recognized.

ITEM 1A. RISK FACTORS (Continued)

A material reduction in the net book value of our car rental fleet, a material and extended reduction in vehicle purchases and/or a material downsizing of our car rental fleet, for any reason, could result in reduced tax deferrals in the future, which in turn could require us to make material cash payments for U.S. federal and state income tax liabilities. In August 2010, we elected to temporarily suspend the U.S. car rental LKE Program. In October 2012, Hertz reinstated the program. See the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Income Taxes” in this Annual Report
Dollar Thrifty similarly used an LKE Program prior to the Dollar Thrifty Acquisition, which allowed Dollar Thrifty to defer a material amount of federal and state income taxes beginning in 2002. Thus, our Dollar Thrifty subsidiary is subject to the similar risks described above related to material payments for U.S. federal and state tax liabilities in the event there is a material reduction in the net book value of its car rental fleet, a material and extended reduction in its vehicle purchases and/or a material downsizing of its car rental fleet, for any reason. Our ability to continue to defer the reversal of prior period tax deferrals by Dollar Thrifty will depend on a number of factors, including the net book value of its car rental fleet.
If we are unable to purchase adequate supplies of competitively priced cars or equipment and the cost of the cars or equipment we purchase increases, our financial condition, results of operations, liquidity and cash flows may be materially adversely affected.
The price and other terms at which we can acquire cars vary based on market and other conditions. For example, certain car manufacturers have in the past, and may in the future, utilize strategies to de-emphasize sales to the car rental industry, which can negatively impact our ability to obtain cars on competitive terms and conditions. Consequently, there is no guarantee that we can purchase a sufficient number of vehicles at competitive prices and on competitive terms and conditions. Reduced or limited supplies of equipment together with increased prices are risks that we also face in our equipment rental business. If we are unable to obtain an adequate supply of cars or equipment, or if we obtain less favorable pricing and other terms when we acquire cars or equipment and are unable to pass on any increased costs to our customers, then our financial condition, results of operations, liquidity and cash flows may be materially adversely affected.
Increased fleet costs, either generally or due to declines in the value of the non-program cars in our fleet, could materially adversely impact our financial condition, results of operations, liquidity and cash flows.
Over the last few years the percentage of ‘‘program cars’’ in our car rental fleet (that is, cars that are subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs) has decreased. For the years ended December 31, 2013 and 2012, 30% of the vehicles purchased for our combined U.S. and international car rental fleets were program cars.
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

ITEM 1A. RISK FACTORS (Continued)

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
We have recognized losses as a result of our relationship with Franchise Services of North America, or "FSNA," and Simply Wheelz and may incur additional losses.
We are a party to certain commercial arrangements with FSNA and its subsidiary Simply Wheelz as a result of the disposition of our Advantage business, including sublease agreements pursuant to which we subleased approximately 20,000 vehicles to Simply Wheelz or its affiliates for use in the operation of the Advantage brand. In October 2013, FSNA requested that we forbear from seeking collection of all amounts owed to us by Simply Wheelz and agree to renegotiate certain aspects of our commercial arrangements, including the financial terms on which we were subleasing vehicles to them. On November 2, 2013, we terminated the applicable sublease contracts, and on November 5, 2013, Simply Wheelz filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Pursuant to Sections 363 and 365 of the Bankruptcy Code, Simply Wheelz has agreed to sell substantially all of its assets to The Catalyst Capital Group Inc., or “Catalyst.” On December 16, 2013, in connection with Simply Wheelz’s bankruptcy proceedings, we entered into a settlement agreement with Simply Wheelz, FSNA, Catalyst and certain other parties thereto, which provides Simply Wheelz and Catalyst with, among other things, the right to continue to use our vehicles in exchange for certain payments and the orderly return of our vehicles. As of February 1, 2014, Simply Wheelz was in possession of approximately 9,000 of our vehicles. If Simply Wheelz fails to pay the amounts owed to us or return our vehicles in accordance with the terms of the settlement agreement, our results of operations could be adversely affected.
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
We rely heavily on communication networks and information technology systems to accept reservations, process rental and sales transactions, manage our fleets of cars and equipment, manage our financing arrangements, account for our activities and otherwise conduct our business. Our reliance on these networks and systems exposes us to various risks that could cause a loss of reservations, interfere with our ability to manage our fleet, slow rental and sales processes, comply with our financing arrangements and otherwise materially adversely affect our ability to manage our business effectively. Our major information technology systems, reservations and accounting functions are centralized in a few locations worldwide. Any disruption, termination or substandard provision of these services, whether as the result of localized conditions (such as a fire, explosion or hacking) or as the result of events or circumstances of broader geographic impact (such as an earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and information technology functions or by eliminating access to financing arrangements.
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
Our business operations are dependent upon the continued service and performance of our key employees.
Our success significantly depends upon the continued contributions of our key employees, including the members of our senior management team who have extensive industry experience. If we were to lose the services of any one or more key employees, whether due to death, disability or termination of employment, our ability to successfully implement our business strategy, financial plans, marketing and other objectives, could be significantly impaired. In addition, our key employees may be distracted by activities unrelated to our business, including the relocation of our corporate headquarters from Park Ridge, New Jersey to Estero, Florida. The loss of the services, or distraction, of our key employees for any reason could adversely affect our business, operating results and financial condition.
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
As a result of Hertz Holdings’ completion of the acquisition of Dollar Thrifty, we are subject to the risks and uncertainties associated with Dollar Thrifty’s business, and we have incurred a substantial amount of additional indebtedness. See ‘‘—Risks Related to Acquisition of Dollar Thrifty.’’ In addition, in March 2014 we announced the potential separation of HERC, which could subject us to the risks and uncertainties described herein.
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
We participate in various "multiemployer" pension plans. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. Our multiemployer plans could have significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events

ITEM 1A. RISK FACTORS (Continued)

could have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 6 to the audited annual consolidated financial statements included in this Annual Report.
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
As of December 31, 2013, we had debt outstanding of $16,309.4 million. Our substantial indebtedness could materially adversely affect us. For example, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our

ITEM 1A. RISK FACTORS (Continued)

outstanding debt securities and to the lenders under our various credit facilities, resulting in possible defaults on, and acceleration of, such indebtedness; (ii) be difficult to refinance or borrow additional funds in the future; (iii) require us to dedicate a substantial portion of our cash flows from operations and investing activities to make payments on our debt, which would reduce our ability to fund working capital, capital expenditures or other general corporate purposes; (iv) increase our vulnerability to general adverse economic and industry conditions (such as credit-related disruptions), including interest rate fluctuations, because a portion of our borrowings are at floating rates of interest and are not hedged against rising interest rates, and the risk that one or more of the financial institutions providing commitments under our revolving credit facilities fails to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected; (v) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; and (vi) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins. While the terms of the agreements and instruments governing our outstanding indebtedness contain certain restrictions upon our ability to incur additional indebtedness, they do not fully prohibit us from incurring substantial additional indebtedness and do not prevent us from incurring obligations that do not constitute indebtedness. If new debt or other obligations are added to our current liability levels without a corresponding refinancing or redemption of our existing indebtedness and obligations, these risks would increase. For a description of the amounts we have available under certain of our debt facilities, see “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources—Credit Facilities” included in this annual report for the year ended December 31, 2013 and “Note 5—Debt” to the consolidated financial statements included in this Annual Report.
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
We rely significantly on asset-backed and asset-based financing to purchase cars. If we are unable to refinance or replace our existing asset-backed and asset-based financing or continue to finance new car acquisitions through asset- backed or asset-based financing on favorable terms, on a timely basis, or at all, then our costs of financing could increase significantly and have a material adverse effect on our liquidity, interest costs, financial condition, cash flows and results of operations.
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
Any reduction in the value of certain cars in our fleet could effectively increase our car fleet costs, adversely impact our profitability and potentially lead to decreased borrowing base availability in our asset-backed and certain asset-based vehicle financing facilities due to the credit enhancement requirements for such facilities, which could increase

ITEM 1A. RISK FACTORS (Continued)

if market values for vehicles decrease below net book values for those vehicles. In addition, if disposal of vehicles in the used vehicle marketplace were to become severely limited at a time when required collateral levels were rising and as a result we failed to meet the minimum required collateral levels, the principal under our asset-backed and certain asset-based financing arrangements may be required to be repaid sooner than anticipated with vehicle disposition proceeds and lease payments we make to our special purpose financing subsidiaries. If that were to occur, the holders of our asset-backed and certain asset-based debt may have the ability to exercise their right to direct the trustee or other secured party to foreclose on and sell vehicles to generate proceeds sufficient to repay such debt.
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
Our Senior ABL Facility (as defined below in Note 5 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data”) contains a financial covenant that obligates us to maintain a specified fixed charge coverage ratio if we fail to maintain a specified minimum level of liquidity. Our ability to comply with this covenant will depend on our ongoing financial and operating performance, which in turn are subject to, among other things, the risks identified in “—Risks Related to Our Business.”
The agreements governing our financing arrangements contain numerous covenants. The breach of any of these covenants or restrictions could result in a default under the relevant agreement, which could, in turn, cause cross- defaults under our other financing arrangements. In such event, we may be unable to borrow under the Senior ABL Facility and certain of our other financing arrangements and may not be able to repay the amounts due under such

ITEM 1A. RISK FACTORS (Continued)

arrangements. Therefore, we would need to raise refinancing indebtedness, which may not be available to us on favorable terms, on a timely basis or at all. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent. Additionally, such defaults could require us to sell assets, if possible, and otherwise curtail our operations in order to pay our creditors. Such alternative measures could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
Our share price may decline if a large number of our shares are sold or if we issue a large number of new shares.
We have a significant number of authorized but unissued shares, including shares available for issuance pursuant to our various equity plans. A sale of a substantial number of our shares or other equity-related securities in the public market pursuant to new issuances or by significant stockholders could depress the market price of our stock and impair our ability to raise capital through the sale of additional equity securities. Any such sale or issuance would dilute the ownership interests of the then-existing stockholders, and could have material adverse effect on the market price of our common stock.
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

ITEM 1A. RISK FACTORS (Continued)

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
The future results of Hertz, as the combined company following the Dollar Thrifty acquisition, may be materially different from those shown in the pro forma financial information presented in Note 4 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data" that reflect such results on a pro forma basis after giving effect only to: (i) the acquisition of Donlen by Hertz in September 2011, (ii) the Dollar Thrifty acquisition in November 2012, (iii) the divestiture of Advantage, (iv) the divestitures of the Initial airport locations and the Secondary airport locations (as defined herein), (v) the issuance of the 2020 Notes and the 2022 Notes and (vi) the incurrance of $750.0 million in Incremental Term Loans; in each case of (i) through (vi) above, as if they had occurred on January 1, 2011 for the pro forma financial information for the year ended December 31, 2011 and for the year ended December 31, 2012; and in each case (ii) through (vi) above, as if they had occurred on December 31, 2012 for the pro forma financial information as of December 31, 2012.
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
We own approximately 5% of the locations from which we operate our car and equipment rental businesses and in some cases own real property that we lease to franchisees or other third parties. The remaining locations from which we operate our car and equipment rental businesses are leased or operated under concessions from governmental authorities and private entities. Those leases and concession agreements typically require the payment of minimum rents or minimum concession fees and often also require us to pay or reimburse operating expenses; to pay additional rent, or concession fees above guaranteed minimums, based on a percentage of revenues or sales arising at the relevant premises; or to do both. See Note 10 to our audited annual consolidated financial statements included elsewhere in this Annual Report.
In addition to the above operational locations, we own three major facilities in the vicinity of Oklahoma City, Oklahoma at which reservations for our car rental operations are processed, global information technology systems are serviced and major domestic and international accounting functions are performed. We also have a long-term lease for a reservation and financial center near Dublin, Ireland, at which we have centralized our European car rental reservation, customer relations, accounting and human resource functions. We lease a European headquarters office in Uxbridge, England.

ITEM 2. PROPERTIES (Continued)
We currently maintain our executive headquarters in an owned facility in Park Ridge, New Jersey and Dollar Thrifty has its headquarters in Tulsa, Oklahoma. In May 2013, we announced our intention to relocate our worldwide headquarters to a new facility to be constructed in Estero, Florida. We have purchased the property on which the new worldwide headquarters will be constructed. In connection with our commitment to relocate our worldwide headquarters, in June 2013, we entered into a two-year lease for temporary headquarters located in Naples, Florida, which will house certain of our employees pending the construction of our new headquarters in Estero. Subsequently, we entered into a short term lease for additional temporary office space in Bonita Springs, Florida.
Donlen's headquarters is in Northbrook, Illinois. Donlen also leases office space in Darien, Illinois and Buffalo Grove, Illinois for all of its fleet management services, consultation call center staff and certain financial systems functions. Donlen has other sales offices located throughout the United States.
ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 13 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are the names, ages, number of years employed by our Company as of March 19, 2014 and positions of our executive officers.

		Number of Years Employed
Name	Age	by Us	Position
Mark P. Frissora	58	7	Chief Executive Officer and Chairman of the Board
Thomas C. Kennedy	48	—	Senior Executive Vice President and Chief Financial Officer
Lois I. Boyd	60	6	Group President, Hertz Equipment Rental Corporation
Tom Callahan	57	8	Group President, Donlen
Scott Sider	53	31	Group President, Rent A Car Americas
Michel Taride	57	28	Group President, Rent A Car International
LeighAnne G. Baker	55	6	Executive Vice President and Chief Human Resources Officer
Richard D. Broome	55	13	Executive Vice President, Corporate Affairs and Communications
Todd Poste	50	3	Executive Vice President, Supply Chain and Fleet
Robert J. Stuart	52	6	Executive Vice President, Sales and Marketing
David Trimm	47	12	Executive Vice President and Chief Information Officer
J. Jeffrey Zimmerman	54	6	Executive Vice President, General Counsel & Secretary
Jatindar S. Kapur	55	25	Senior Vice President, Finance and Corporate Controller
R. Scott Massengill	51	5	Senior Vice President and Treasurer
David J. Rosenberg	46	4	Senior Vice President
Naren Srinivasan	41	2	Senior Vice President, Strategy and Corporate Development
Mr. Frissora has served as the Chief Executive Officer and Chairman of the Board of Hertz Holdings and Hertz since January 1, 2007, and as Chief Executive Officer and a director of the Corporation and Hertz since July 2006. Prior to joining Hertz Holdings and Hertz, Mr. Frissora served as Chief Executive Officer of Tenneco Inc. from November 1999 to July 2006 and as President of the automotive operations of Tenneco Inc. from April 1999 to July 2006. He also served as the Chairman of Tenneco from March 2000 to July 2006. From 1996 to April 1999, he held various positions within Tenneco Inc.'s automotive operations, including Senior Vice President and General Manager of the worldwide original equipment business. Previously Mr. Frissora served as a Vice President of Aeroquip Vickers Corporation from 1991 to 1996. In the 15 years prior to joining Aeroquip Vickers, he served for 10 years with General Electric and five years with Philips Lighting Company in management roles focusing on product development and marketing. He is a director of Walgreen Co., where he serves as the Chairman of the finance committee and is a member of the nominating and governance committee. Mr. Frissora is also a director of Delphi Automotive PLC, where he is a member of their finance committee and a member of their nominating and governance committee.
Mr. Kennedy has served as the Senior Executive Vice President and Chief Financial Officer of Hertz Holdings and Hertz since December 2013. Prior to joining Hertz Holdings and Hertz, Mr. Kennedy served as Chief Financial Officer and Executive Vice President of Hilton Worldwide Holdings Inc. (formerly, Hilton Worldwide, Inc.) from 2008 to 2013.  Between 2003 and 2007, Mr. Kennedy served as Executive Vice President and Chief Financial Officer of Vanguard Car Rental.  Prior to joining Vanguard, Mr. Kennedy served in various positions at Northwest Airlines, Inc., including as Senior Vice President and Controller in 2003; Vice President, Financial Planning and Analysis from 2000 to 2002; Managing Director, Corporate Planning in 1999; and Director, Finance and Information Services, Pacific Division, Tokyo, Japan from 1997 to 1999.  Mr. Kennedy held various other financial positions with Northwest from 1992 to 1997.
Ms. Boyd has served as the Group President, Hertz Equipment Rental Corporation since April 2011. From March 2010 until April 2011, she served as the Senior Vice President, Advantage Rent A Car. From November of 2007 until February of 2010, she served as Senior Vice President of Process Improvement and Project Management of Hertz Holdings and Hertz. Prior to joining Hertz Holdings and Hertz, Ms. Boyd served in a variety of senior leadership roles at Tenneco Inc. from April 1997 to November 2007, including Vice President and General Manager of Global Commercial Vehicle Systems and Specialty Markets, and Vice President, Global Program Management.

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

Mr. Callahan has served as the Group President of Donlen Corporation since January 2013. Mr. Callahan served, in addition to President of Donlen, as Chief Operating Officer of Donlen since September 2008. Prior to being named Chief Operating Officer, Mr. Callahan served as Executive Vice President and Senior Vice President of various aspects of operations at Donlen since 2006. Before Donlen, Mr. Callahan held various senior level sales and marketing positions with GE Capital from 1987 to 2006, including Managing Director of Sales Finance in London, President and Managing Director at GE Fleet Services in Melbourne and Chief Commercial Officer of GE Fleet Services in Tokyo. Previous to GE Capital, Mr. Callahan worked in various sales and management roles with the Ford Motor Company.
Mr. Sider has served as the Group President, Rent A Car Americas of Hertz and Hertz Holdings since January 2010. Mr. Sider also oversees the fleet planning and re-marketing functions for the Americas since December 2010. Mr. Sider has held several senior management positions in the U.S. car rental business since 1983, including Manhattan Area Manager, Vice President of the New England, West Central and Western Regions and, since 2008, Vice President and President, Off-Airport Operations for North America.
Mr. Taride has served as the Group President, Rent A Car International since January 2010. Mr. Taride has served as the Executive Vice President and President, Hertz Europe Limited, of Hertz since January 2004 and as Executive Vice President and President, Hertz Europe Limited, of Hertz Holdings since June 2006 until December 2009. From January 2003 until December 2003, he served as Vice President and President, Hertz Europe Limited. From April 2000 until December 2002, he served as Vice President and General Manager, Rent A Car, Hertz Europe Limited. From July 1998 to March 2000, he was General Manager, Rent A Car France and HERC Europe. Previously, he served in various other operating positions in Europe from 1980 to 1983 and from 1985 to 1998.
Ms. Baker has served as the Executive Vice President and Chief Human Resources Officer of Hertz Holdings and Hertz since April 2007. Prior to joining Hertz Holdings and Hertz, Ms. Baker served as Senior Vice President, Global Human Resources for The Reynolds & Reynolds Company from September 2005 through March 2007. Prior to joining Reynolds & Reynolds, she served in senior human resources and operational leadership positions for The Timken Company from June 1981 through August 2005.
Mr. Broome has served as the Executive Vice President, Corporate Affairs and Communications of Hertz Holdings and Hertz since March 2013. Previously, Mr. Broome served as Senior Vice President, Corporate Affairs and Communications of Hertz Holdings and Hertz from March 2008 to March 2013, and as Vice President, Corporate Affairs and Communications from August 2000 to March 2008. From March 1996 to August 2000, Mr. Broome served as Vice President, Government Affairs and Communications for Selective Insurance Company, Inc. and from January 1987 to March 1996 as Counsel, Legal Affairs, of Aetna Life and Casualty. Prior to that, Mr. Broome served in government affairs roles for The Travelers Insurance Group and the Connecticut Business and Industry Association.
Mr. Poste has served as Executive Vice President Supply Chain and Fleet of Hertz Holdings and Hertz since September 2013. Prior to that, Mr. Poste served as Executive Vice President of Fleet & Supply Chain since 2013, prior to that he was the Senior Vice President of Global Procurement since March of 2010. Prior to joining Hertz Holdings, Mr. Poste served as Vice President, Integrated Supply Chain for Ingersoll Rand, Inc., Compressor Manufacturing from November 2008 through January 2010 and Vice President of Supply Chain from April 2006 through November 2008. Prior to Ingersoll Rand's acquisition of Trane Inc., Mr. Poste held a number of increasing responsibilities at Trane Inc. from October 2000 through 2006. Mr. Poste has also worked for Honeywell for seven years through 1993 to 2000, Engelhard Corp. from 1991 through 1993 and Chrysler Canada Ltd. from 1986 through 2001.
Mr. Stuart has served as the Executive Vice President, Sales and Marketing, of Hertz Holdings and Hertz since December 2007. Prior to joining Hertz Holdings and Hertz, Mr. Stuart held various senior level sales and marketing positions with General Electric Company from July 2000 through December 2007, including General Manager, Consumer Lighting and Electrical Distribution; General Manager of Consumer Marketing for the Lighting business; and General Manager, Business Development, Sales and Marketing for the lighting business.
Mr. Trimm has served as the Executive Vice President and Chief Information Officer of Hertz Holdings and Hertz since November 2013. Mr. Trimm has held various positions at Hertz since joining Hertz in 2001 including Vice President Business Systems for Hertz Europe Ltd, Business Systems Director for Hertz Lease Europe and Vice President for Rent-a-Car IT Systems. From August 2012 to October 2013, Mr. Trimm held the position of Senior Vice President Business Transformation Projects. Prior to joining Hertz, Mr. Trimm worked for Hilton International as Global Systems Development Director and held management positions within Coca Cola and Clarks Shoes.

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

Mr. Zimmerman has served as the Executive Vice President, General Counsel & Secretary of Hertz Holdings and Hertz since December 2007. Mr. Zimmerman also oversees the Real Estate and Concessions function since December 2010. Prior to joining Hertz Holdings and Hertz, Mr. Zimmerman served Tenneco Inc. in various positions from January 2000 through November 2007, most recently as Vice President, Law. Prior to joining Tenneco, Mr. Zimmerman was engaged in the private practice of law from August 1984 to December 1999, most recently as a partner in the law firm of Jenner & Block.
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
Mr. Massengill has served as Senior Vice President and Treasurer of Hertz Holdings and Hertz since July 2008. Prior to joining Hertz Holdings and Hertz, Mr. Massengill served as Chief Financial Officer for the $2 billion domestic residential heating and air conditioning business division of Trane Inc. (formerly American Standard Companies Inc.) from 2005 to 2008. Prior to that, he was Vice President and Treasurer at American Standard from 2001 to 2005. Mr. Massengill has also held management-level financial positions at Bristol-Myers Squibb, AlliedSignal and Exxon.
Mr. Rosenberg has served as a Senior Vice President of Hertz Holdings and Hertz since December 2013. Mr. Rosenberg previously served as the interim Chief Financial Officer of Hertz Holdings and Hertz from September 2013 to December 2013. Mr. Rosenberg also previously served as Vice President and Chief Financial Officer of Hertz International, Ltd., a subsidiary of Hertz Holdings.  Prior to that, Mr. Rosenberg served as Controller, Global Reporting, Policies and Procedures of Hertz Holdings and Hertz from May 2009 until August 2011.  Prior to joining Hertz Holdings and Hertz, Mr. Rosenberg served as Vice President and Assistant Corporate Controller of Ralph Lauren Corporation from February 2006 until May 2009.  Previously, Mr. Rosenberg served as Assistant Corporate Controller of Coty Inc. from 2001 until February 2006.  Mr. Rosenberg also held management-level financial positions at Nabisco and Bristol-Myers Squibb.
Mr. Srinivasan has served as the Senior Vice President, Strategy and Corporate Development of Hertz Holdings and Hertz since July 2011. Prior to joining Hertz Holdings and Hertz, Mr. Srinivasan served as Vice President, Corporate Development and Strategy for MeadWestvaco Corporation from 2004 through June 2011. Prior to joining MeadWestvaco, he worked in the investment banking, mergers and acquisitions, and private equity industries from 1994 to 2004.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET PRICE OF COMMON STOCK
Our common stock began trading on the NYSE on November 16, 2006. On March 17, 2014, there were 2,516 registered holders of our common stock. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported by the NYSE:

2012
1st Quarter	$15.50	$11.73
2nd Quarter	16.64	11.58
3rd Quarter	15.29	10.22
4th Quarter	16.78	12.97

2013
1st Quarter	$22.68	$16.69
2nd Quarter	26.45	21.05
3rd Quarter	27.75	21.20
4th Quarter	28.90	19.73
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
The following table provides information relating to Hertz Holdings' repurchase of common stock during the three months ended December 31, 2013.

Period	Total Number of Shares Purchased (In millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (In millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Program* (In millions of dollars)
October 1, 2013 - October 31, 2013	—	$—	—	$—
November 1, 2013 - November 30, 2013	3.9	22.54	3.9	212.1
December 1, 2013 - December 31, 2013	—	—	—	—
Total	3.9	$22.54	3.9	$212.1

*
On November 4, 2013, Hertz Holdings announced that its board of directors had approved a share repurchase program that authorizes Hertz Holdings to purchase up to $300 million of its common stock. The share repurchase program permits Hertz Holdings to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate Hertz Holdings to make any repurchases at any specific time or situation. The timing and extent to which Hertz Holdings repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets and other factors. Share repurchases may be commenced or suspended at any time or from time to time without prior notice. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

RIGHTS AGREEMENT
On December 30, 2013, the board of directors of Hertz Holdings declared a dividend of one preferred share purchase right for each outstanding share of Hertz Holdings common stock, to purchase from Hertz Holdings one ten-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of Hertz Holdings at a price of

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

$115.00 per one ten-thousandth of a share of preferred stock, subject to adjustment as provided in the associated rights agreement. The description and terms of the preferred share purchase rights are set forth in a rights agreement, dated as of December 30, 2013, between Hertz Holdings and Computershare Trust Company, N.A., as rights agent.
CURRENT DIVIDEND POLICY
We paid no cash dividends on our common stock in 2012 or 2013, and we do not expect to pay dividends on our common stock for the foreseeable future. The agreements governing our indebtedness restrict our ability to pay dividends. See “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing,” in this Annual Report.
USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES
None.
RECENT SALES OF UNREGISTERED SECURITIES
None.
RECENT PERFORMANCE
The following graph compares the cumulative total stockholder return on Hertz Global Holdings, Inc. common stock with the Russell 1000 Index and the Morningstar Rental & Leasing Services Industry Group. The Russell 1000 Index is included because it is comprised of the 1,000 largest publicly traded issuers and has a median total market capitalization of approximately $7.3 billion, which is similar to our total market capitalization. The Morningstar Rental & Leasing Services Industry Group is a published, market capitalization-weighted index representing 42 stocks of companies that rent or lease various durable goods to the commercial and consumer market including cars and trucks, medical and industrial equipment, appliances, tools and other miscellaneous goods, including Hertz Holdings, ABG and URI.
The results are based on an assumed $100 invested on December 31, 2008, at the market close, through December 31, 2013.
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG HERTZ GLOBAL HOLDINGS, INC.,
RUSSELL 1000 INDEX AND MORNINGSTAR RENTAL & LEASING SERVICES
INDUSTRY GROUP

ASSUMES DIVIDEND REINVESTMENT

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (In millions)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (In millions)
Equity compensation plans approved by security holders	14.4	$11.55	*	16.0
Equity compensation plans not approved by security holders	—	N/A		—
Total	14.4	$11.55	*	16.0
_______________________________________________________________________________

*	Applies to stock options only.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected consolidated financial information and other data for our business. The selected consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011, and the selected consolidated balance sheet data as of December 31, 2013 and 2012 presented below were derived from our audited annual consolidated financial statements and the related notes thereto included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”
You should read the following information in conjunction with the section of this Annual Report entitled “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.” For a description of the revisions to prior periods, see Note 2 to our Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data."

(In millions of dollars,	Years ended December 31,
except per share data)	2013	2012(a)	2011	2010	2009
Statement of Operations Data
Revenues:
Worldwide car rental(b)	$8,706.9	$7,161.7	$6,940.8	$6,486.2	$5,982.7
Worldwide equipment rental	1,538.0	1,385.4	1,209.5	1,070.1	1,110.9
All other operations(c)	527.0	477.8	149.0	6.2	7.9
Total revenues	10,771.9	9,024.9	8,299.3	7,562.5	7,101.5
Expenses:
Direct operating	5,752.0	4,806.0	4,573.1	4,289.4	4,086.8
Depreciation of revenue earning equipment and lease charges(d)	2,525.5	2,128.9	1,896.2	1,869.1	1,933.8
Selling, general and administrative	1,022.2	968.1	767.7	664.5	642.0
Interest expense	716.0	649.9	699.7	773.4	680.3
Interest income	(11.6)	(4.9)	(5.5)	(12.3)	(16.0)
Other (income) expense, net	104.7	35.5	62.5	—	(48.5)
Total expenses	10,108.8	8,583.5	7,993.7	7,584.1	7,278.4
Income (loss) before income taxes	663.1	441.4	305.6	(21.6)	(176.9)
(Provision) benefit for taxes on income(e)	(316.9)	(202.8)	(121.8)	(14.3)	62.1
Net income (loss)	346.2	238.6	183.8	(35.9)	(114.8)
Noncontrolling interest	—	—	(19.6)	(17.4)	(14.7)
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$346.2	$238.6	$164.2	$(53.3)	$(129.5)
Weighted average shares outstanding (in millions)
Basic	422.3	419.9	415.9	411.9	371.5
Diluted	463.9	448.2	444.8	411.9	371.5
Earnings (loss) per share
Basic	$0.82	$0.57	$0.39	$(0.13)	$(0.35)
Diluted	$0.76	$0.53	$0.37	$(0.13)	$(0.35)

ITEM 6. SELECTED FINANCIAL DATA (Continued)

	December 31,
	2013	2012(a)	2011	2010	2009
Balance Sheet Data
Cash and cash equivalents	$423.2	$545.5	$931.8	$2,374.2	$985.6
Total assets(f)	24,588.4	23,264.3	17,646.8	17,337.8	16,015.1
Total debt	16,309.4	15,448.6	11,317.1	11,306.4	10,364.4
Total equity	2,771.2	2,486.2	2,218.0	2,113.9	2,085.2

(a)
The 2012 amounts reflect the inclusion of the Dollar Thrifty results from November 19, 2012 through December 31, 2012. See Note 4 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data."

(b)	Includes both U.S. car rental and international car rental segments.

(c)
“All other operations” includes revenues from our Donlen operating segment and revenues from our other business activities, such as our third-party claim management services in accordance with our revised reportable segment structure adopted in the third quarter of 2013, as discussed above under “—Our Business Segments.” Prior periods have been reclassified to conform to this revised presentation.

(d)
The increases for the years ended December 31, 2012 and 2011 primarily reflect our acquisitions of Dollar Thrifty in November 2012 and Donlen in September 2011, respectively, as well as gains from disposal of revenue earning equipment, partly offset by a decrease due to changing depreciation rates. For the years ended December 31, 2013, 2012, 2011, 2010 and 2009, depreciation of revenue earning equipment decreased by $39.6 million, $130.1 million and $18.2 million and increased by $22.7 million and $19.3 million, respectively, resulting from the net effects of changing depreciation rates to reflect changes in the estimated residual value of revenue earning equipment. For the years ended December 31, 2013, 2012, 2011, 2010 and 2009, depreciation of revenue earning equipment and lease charges includes net losses of $37.2 million, net gains of $96.8 million and $112.2 million and net losses of $42.9 million and $72.0 million, respectively, from the disposal of revenue earning equipment.

(e)
For the years ended December 31, 2013, 2012, 2011, 2010 and 2009, tax valuation allowances increased by $37.9 million, $39.8 million, $2.1 million, $27.5 million and $39.7 million, respectively, (excluding the effects of foreign currency translation) relating to the realizability of deferred tax assets attributable to net operating losses, credits and other temporary differences in various jurisdictions. In 2011, we reversed a valuation allowance of $12.0 million relating to realization of deferred tax assets attributable to net operating losses and other temporary differences in Australia and China. Additionally, certain tax reserves were recorded and certain tax reserves were released due to settlement for various uncertain tax positions in Federal, state and foreign jurisdictions.

(f)
Substantially all of our revenue earning equipment, as well as certain related assets, are owned by special purpose entities, or are subject to liens in favor of our lenders under our various credit facilities, other secured financings and asset-backed securities programs. None of such assets (including the assets owned by HVF II, HVF, RCFC, DNRS II LLC, Donlen Trust and various international subsidiaries that facilitate our international securitizations) are available to satisfy the claims of our general creditors. For a description of those facilities, see “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations

The statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A—Risk Factors.” The following discussion and analysis provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion and analysis together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A—Risk Factors,” “Item 6—Selected Financial Data” and our consolidated financial statements and related notes included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”
Overview of Our Business
We are engaged principally in the business of renting and leasing of cars and equipment.
Our revenues primarily are derived from rental and related charges and consist of:

•
Car rental revenues (revenues from all company-operated car rental operations, including charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and the sale of loss or collision damage waivers, liability insurance coverage, parking and other products and fees and certain cost reimbursements from our franchisees and from Simply Wheelz LLC for the sublease of vehicles);

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
On November 19, 2012, Hertz acquired 100% of the equity of Dollar Thrifty, a car rental business. As of December 31, 2013, Dollar Thrifty had approximately 340 corporate locations in the United States and Canada, with approximately 4,100 employees located mainly in North America. In addition to its corporate operations, Dollar Thrifty had approximately 1,060 franchise locations in approximately 75 countries. Dollar Thrifty brings to Hertz an immediate leadership position in the value-priced rental vehicle market generally appealing to leisure customers, including domestic and foreign tourists, and to small businesses, government and independent business travelers.
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
U.S. Car Rental
In recent periods we have decreased the percentage of program cars in our car rental fleet, but this strategy remains flexible as we continue to periodically review the efficiencies of an optimal mix between program and non-program cars in our fleet. However, non-program cars allow us the opportunity for ancillary revenue, such as warranty and financing, during disposition. Program cars generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. This flexibility is reduced as the percentage of non-program cars in our car rental fleet increases. Furthermore, it is expected that the average age of our fleet will increase since the average holding period for non-program vehicles is longer than program vehicles. However, the longer holding period does not necessarily equate to higher costs due to the stringent turnback requirements imposed by vehicle manufacturers for program cars.

	As of December 31,
	2013	2012	2011
Percentage of non-program cars in our U.S. car rental operations	91%	95%	83%
In the year ended December 31, 2013, our U.S. monthly per vehicle depreciation costs decreased as compared to the prior year period due to mix optimization, improved procurement and remarketing efforts, optimization of fleet holding periods related to the integration of Dollar Thrifty and channel diversification.
Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During 2013, 2012 and 2011, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes in our U.S. car rental operations from previous quarters resulted in net decreases of $44.2 million, $139.4 million and $26.7 million in depreciation expense for the years ended December 31, 2013, 2012 and 2011, respectively. The favorable adjustments reflect changes from the impact of car sales channel diversification, acceleration of our retail sales expansion and the optimization of fleet holding periods related to the integration of Dollar Thrifty. The cumulative effect of the reduction in rates was also indicative of the residual values experienced in the U.S. for the years ended December 31, 2013, 2012 and 2011.
For the years ended December 31, 2013, 2012 and 2011, our U.S. car rental operations sold approximately 197,700, 136,400 and 121,800 non-program cars, respectively, an 44.9% increase in 2013 versus 2012. This increase was primarily related to our recent acquisition of Dollar Thrifty.
Total revenue per transaction day, or "Total RPD," is calculated as total revenues less revenues from fleet subleases, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. For the year ended December 31, 2013, we experienced a 26.2% increase in transaction days and a 1.4% increase in Total RPD as compared with the same period in the prior year in the United States.
Revenues from our U.S. off-airport operations represented $1,453.3 million, $1,306.6 million and $1,198.6 million of our total car rental revenues in the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we have 2,785 off-airport locations in the U.S. Our strategy includes selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy also includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower Total RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.
As of December 31, 2013, our U.S. car rental operations had a total of approximately 5,550 corporate and 560 franchisee locations.
International Car Rental

	As of December 31,
	2013	2012	2011
Percentage of non-program cars in our international car rental operations	76%	79%	75%
In the year ended December 31, 2013, our international monthly per vehicle depreciation costs decreased as compared to the prior year period due to mix optimization, improved procurement and remarketing efforts and slight strengthening of used vehicle residual values.
Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During 2013, 2012 and 2011, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. Depreciation rate changes in our international operations resulted in net increases of $5.0 million, $8.8 million and $12.9 million in depreciation expense for the years ended December 31, 2013, 2012 and 2011.
For the years ended December 31, 2013, 2012 and 2011, our international car rental operations sold approximately 64,500, 54,500 and 54,800 non-program cars, respectively, an 18.3% increase in 2013 versus 2012. This increase was due to accelerated rotation strategy due to slight strengthening of used vehicle residual values.
During the year ended December 31, 2013, in our international operations, we experienced a 4.1% increase in transaction days and a 0.6% increase in Total RPD when compared to the year ended December 31, 2012.
As of December 31, 2013, our international car rental operations had a total of approximately 1,450 corporate and 3,930 franchisee locations in approximately 145 countries in North America (excluding the United States), Europe, Latin America, Asia, Australia, Africa, the Middle East and New Zealand.
Equipment Rental
HERC experienced higher rental volumes and pricing for the year ended December 31, 2013 compared to the prior year as the industry continued its recovery in North America. The recovery has been led by continued strength in oil and gas, industrial and specialty markets, and the early beginnings of the construction recovery. We continued to see growth in industrial performance, especially oil and gas related, and improvement in the construction sector in part reflecting higher rental penetration. Additionally, there continue to be opportunities for growth in 2014 as the uncertain economic outlook makes rental solutions attractive to customers. Our European equipment rental business, which represents approximately 6.5% of our worldwide equipment rental revenues, saw a revenue decline of 1.9% for the year ended December 31, 2013 compared to the prior year period, due to the soft industry conditions in France and Spain.
Depreciation rate changes in certain of our equipment rental operations resulted in a decrease of $0.4 million, an increase of $0.5 million and a decrease of $4.4 million in depreciation expense for the years ended December 31, 2013, 2012 and 2011, respectively.
All Other Operations
On September 1, 2011, Hertz acquired 100% of the equity of Donlen, a leading provider of fleet leasing and management services for corporate fleets. For the years ended December 31, 2013 and 2012 and for the four months ended December 31, 2011 (period it was owned by Hertz), Donlen had an average of approximately 169,600, 150,800 and 137,000 vehicles under lease and management, respectively.

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
During 2007 through 2013, we announced several initiatives to improve our competitiveness and industry leadership through targeted job reductions. These initiatives included, but were not limited to, job reductions at our corporate headquarters, integration of Dollar Thrifty and back-office operations in the U.S. and Europe. As part of our re-engineering optimization we outsourced selected functions globally. In addition, we streamlined operations and reduced costs by initiating the closure of targeted car rental locations and equipment rental branches throughout the world. The largest of these closures occurred in 2008 which resulted in closures of approximately 250 off-airport locations and 22 branches in our U.S. equipment rental business. These initiatives impacted approximately 10,700 employees.
For the years ended December 31, 2013, 2012 and 2011, our consolidated statement of operations includes restructuring charges relating to various initiatives of $77.0 million, $38.0 million and $56.4 million, respectively.
For the year ended December 31, 2013, $21.9 million of costs related to the relocation of our corporate headquarters to Estero, Florida were recorded within restructuring charges.
Additional efficiency and cost saving initiatives are being developed, however, we presently do not have firm plans or estimates of any related expenses.
See Note 14 to the Notes to our audited annual consolidated financial statements included in this Annual Report under caption “Item 8—Financial Statements and Supplementary Data.”
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
We believe the following accounting policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For additional discussion of our accounting policies, see Note 2 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

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
Revenue Earning Equipment
Our principal assets are revenue earning equipment, which represented approximately 58% of our total assets as of December 31, 2013. Revenue earning equipment consists of vehicles utilized in our car rental operations and equipment utilized in our equipment rental operations. For the year ended December 31, 2013, 30% of the vehicles purchased for our combined U.S. and international car rental fleets were subject to repurchase by automobile manufacturers under contractual repurchase and guaranteed depreciation programs, subject to certain manufacturers' car condition and mileage requirements, at a specific price during a specified time period. These programs limit our residual risk with respect to vehicles purchased under these programs. For all other vehicles, as well as equipment acquired by our equipment rental business, we use historical experience, as well as industry residual value guidebooks, and the monitoring of market conditions, to set depreciation rates. Generally, when revenue earning equipment is acquired, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage and equipment usage) and the targeted age of equipment at the time of disposal. We also estimate the residual value of the applicable revenue earning equipment at the expected time of disposal. The residual values for rental vehicles are affected by many factors, including make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct). The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded on a straight-line basis over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used vehicle and equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices and incentives offered by manufacturers of new cars. These key factors are considered when estimating future residual values. Depreciation rates are adjusted prospectively through the remaining expected life. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of revenue earning equipment in response to changing market conditions. Upon disposal of revenue earning equipment, depreciation expense is adjusted for any difference between the net proceeds received and the remaining net book value and a corresponding gain or loss is recorded.
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
See Note 8 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”
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
Pension Benefit Obligations
Our employee pension costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

would affect our pension costs and obligations. The various employee related actuarial assumptions (e.g., retirement rates, mortality rates, salary growth) used in determining pension costs and plan liabilities are reviewed periodically by management, assisted by the enrolled actuary, and updated as warranted. The discount rate used to value the pension liabilities and related expenses and the expected rate of return on plan assets are the two most significant assumptions impacting pension expense. The discount rate used is a market based spot rate as of the valuation date. For the expected return on assets assumption, we use a forward looking rate that is based on the expected return for each asset class (including the value added by active investment management), weighted by the target asset allocation. The past annualized long-term performance of the Plans' assets has generally been in line with the long-term rate of return assumption. See Note 6 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.” For a discussion of the risks associated with our pension plans, see “Item 1A—Risk Factors” in this Annual Report.
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
In the fourth quarter 2013, we performed our annual impairment analysis based upon market data as of October 1, 2013 and concluded that there was no impairment related to our goodwill and our other indefinite lived intangible assets. At October 1, 2013, we had five reporting units: U.S. Car Rental, Europe Car Rental, Other International Car Rental, Donlen and Worldwide Equipment Rental.
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
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Subsequent changes to enacted tax rates and changes to the global mix of earnings will result in changes to the tax rates used to calculate deferred taxes and any related valuation allowances. Provisions are not made for income taxes on undistributed earnings of international subsidiaries that are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes. Future distributions, if any, from these international subsidiaries to the United States or changes in U.S. tax rules may require recording a tax on these amounts. We have recorded a deferred tax asset for unutilized net operating loss carryforwards in various tax jurisdictions. Upon utilization, the taxing authorities may examine the positions that led to the generation of those net operating losses. If the utilization of any of those losses are disallowed a deferred tax liability may have to be recorded.
See Note 9 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”
Stock Based Compensation
The cost of employee services received in exchange for an award of equity instruments is based on the grant date fair value of the award. The compensation expense for RSUs and PSUs is recognized ratably over the vesting period. For grants in 2011, 2012 and 2013, the vesting period is two or three years (for grants in 2011, 25% in the first year, 25% in the second year and 50% in the third year and for grants in 2012 and 2013, 33 1/3% per year). In addition to the service vesting condition, the PSUs had an additional vesting condition which called for the number of units that will be awarded based on achievement of a certain level of Corporate EBITDA over the applicable measurement period.
The cost of employee services received in exchange for an award of equity instruments is based on the grant date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award. We estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected term, dividend yield and risk-free interest rate. These factors combined with the stock price on the date of grant result in a fixed expense which is recorded on a straight-line basis over the vesting period. The key factors used in the valuation process, other than the volatility, remained unchanged from the date of grant. Because the stock of Hertz Holdings became publicly traded in November 2006 and had a short trading history, it was not practicable for us to estimate the expected volatility of our share price, or a peer company share price, because there was not sufficient historical information about past volatility prior to 2012. Therefore, prior to 2012 we used the calculated value method, substituting the historical volatility of an appropriate industry sector index for the expected volatility of our common stock price as an assumption in the valuation model.

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
Beginning in 2012, we have determined that there is now sufficient historical information available to estimate the expected volatility of our stock price. Therefore for equity awards made in 2012 the assumed volatility for our stock price is based on a weighted average combining implied volatility and the average of our peer’s most recent 5.79-year volatility and mean reversion volatility. The assumed dividend yield is zero. The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity approximately equal to the expected term of the options, as of the grant dates. The non-cash stock-based compensation expense associated with the Hertz Global Holdings, Inc. Stock Incentive Plan, or the “Stock Incentive Plan,” the Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the “Director Plan,” and the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the “Omnibus Plan,” are pushed down from Hertz Holdings and recorded on the books at the Hertz level. See Note 7 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”
RESULTS OF OPERATIONS
In the following discussion, comparisons are made between the years ended December 31, 2013, 2012 and 2011. The following table sets forth for each of the periods indicated, the percentage of total revenues represented by the various line items in our consolidated statements of operations (in millions of dollars):

				Percentage of Revenues
	Years Ended December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
Revenues:
Worldwide car rental	$8,706.9	$7,161.7	$6,940.8	80.8%	79.4%	83.6%
Worldwide equipment rental	1,538.0	1,385.4	1,209.5	14.3	15.4	14.6
All other operations	527.0	477.8	149.0	4.9	5.2	1.8
Total revenues	10,771.9	9,024.9	8,299.3	100.0	100.0	100.0
Expenses:
Direct operating	5,752.0	4,806.0	4,573.1	53.4	53.3	55.1
Depreciation of revenue earning equipment and lease charges	2,525.5	2,128.9	1,896.2	23.4	23.6	22.8
Selling, general and administrative	1,022.2	968.1	767.7	9.5	10.7	9.3
Interest expense	716.0	649.9	699.7	6.6	7.2	8.4
Interest income	(11.6)	(4.9)	(5.5)	(0.1)	(0.1)	(0.1)
Other (income) expense, net	104.7	35.5	62.5	1.0	0.4	0.8
Total expenses	10,108.8	8,583.5	7,993.7	93.8	95.1	96.3
Income before income taxes	663.1	441.4	305.6	6.2	4.9	3.7
Provision for taxes on income	(316.9)	(202.8)	(121.8)	(3.0)	(2.3)	(1.5)
Net income	346.2	238.6	183.8	3.2	2.6	2.2
Less: Net income attributable to noncontrolling interest	—	—	(19.6)	—	—	(0.3)
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$346.2	$238.6	$164.2	3.2%	2.6%	1.9%

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for each of the periods indicated:

	Years Ended or as of December 31,
	2013	2012	2011
Selected U.S. Car Rental Operating Data:
Number of transactions (in thousands)	27,093	21,920	19,903
Transaction days (in thousands)(a)	133,181	105,539	93,741
Total RPD(b)	$47.00	$46.33	$47.67
Average number of cars (Company-operated)	468,500	358,000	321,700
Average number of cars (Leased)	21,500	1,100	—
Adjusted pre-tax income (in millions of dollars)(c)	$1,091.1	$872.8	$673.2
Revenue earning equipment, net (in millions of dollars)	$8,629.0	$7,434.3	$5,177.4

Selected International Car Rental Operating Data:
Number of transactions (in thousands)	7,527	7,207	7,192
Transaction days (in thousands)(a)	45,019	43,248	43,560
Total RPD(b)	$53.81	$53.52	$54.53
Average number of cars (Company-operated)	159,700	153,700	156,900
Average number of cars (Leased)	1,600	1,400	—
Adjusted pre-tax income (in millions of dollars)(c)	$141.2	$92.9	$145.6
Revenue earning equipment, net (in millions of dollars)	$2,047.1	$2,163.6	$2,010.2

Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$1,415.0	$1,266.5	$1,095.1
Same-store revenue growth, including growth initiatives(e)	9.6%	8.6%	9.3%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,401.2	$3,069.0	$2,804.8
Adjusted pre-tax income (in millions of dollars)(c)	$292.1	$226.2	$161.3
Revenue earning equipment, net (in millions of dollars)	$2,416.3	$2,203.3	$1,786.7

Selected All Other Operations Operating Data:
Average number of cars during the period (Donlen - under lease and maintenance)	169,600	150,800	137,000
Adjusted pre-tax income (in millions of dollars)(c)	$57.3	$47.6	$15.0
Revenue earning equipment, net (in millions of dollars)	$1,101.0	$1,095.4	$1,117.3
_______________________________________________________________________________

(a)	Transaction days represent the total number of days that vehicles were on rent in a given period.

(b)	Car rental revenue consists of all revenue (including U.S. and International), net of discounts, associated with the rental of cars including charges for optional insurance products, revenue from fleet subleases, and franchisee transactions. But for purposes of calculating total revenue per transaction day, or “Total RPD,” we exclude revenue from fleet subleases. Total RPD is calculated as total revenue less revenue from fleet subleases, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

The following table reconciles our car rental segment revenues to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2012 foreign exchange rates) for the years ended December 31, 2013, 2012 and 2011 (in millions of dollars, except as noted):

Reconciliation of GAAP to	U.S. car rental segment			International car rental segment
Non-GAAP Earnings Measures	Years Ended December 31,
	2013	2012	2011	2013	2012	2011
Revenues	$6,324.4	$4,893.2	$4,468.9	$2,382.5	$2,268.5	$2,471.9
Advantage sublease revenue	(65.0)	(3.7)	—	—	—	—
Foreign currency adjustment	—	—	—	40.1	46.0	(96.5)
Total rental revenue	$6,259.4	$4,889.5	$4,468.9	$2,422.6	$2,314.5	$2,375.4
Transaction days (in thousands)	133,181	105,539	93,741	45,019	43,248	43,560
Total RPD (in whole dollars)	$47.00	$46.33	$47.67	$53.81	$53.52	$54.53

(c)
Adjusted pre-tax income is calculated as income before income taxes plus certain non-cash purchase accounting charges, debt-related charges relating to the amortization and write-off of debt financing costs and debt discounts and certain one-time charges and nonoperational items. Adjusted pre-tax income is important to management because it allows management to assess operational performance of our business, exclusive of the items mentioned above. It also allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally. The contribution of our reportable segments to adjusted pre-tax income and reconciliation to consolidated amounts are presented below (in millions of dollars):

Reconciliation of Non-GAAP to GAAP Earnings Measures	Years Ended December 31,
	2013	2012	2011
Adjusted pre-tax income:
U.S. car rental	$1,091.1	$872.8	$673.2
International car rental	141.2	92.9	145.6
Worldwide equipment rental	292.1	226.2	161.3
All other operations	57.3	47.6	15.0
Total reportable segments	1,581.7	1,239.5	995.1
Adjustments:
Other reconciling items(1)	(428.5)	(347.2)	(333.3)
Purchase accounting(2)	(132.2)	(109.6)	(87.6)
Debt-related charges(3)	(68.4)	(83.6)	(130.4)
Restructuring charges	(77.0)	(38.0)	(56.4)
Restructuring related charges(4)	(21.8)	(11.1)	(9.8)
Derivative gains (losses)(5)	(1.0)	(0.9)	0.1
Acquisition related costs and charges(6)	(18.5)	(163.7)	(18.8)
Integration expenses(7)	(40.0)	—	—
Relocation costs	(7.8)	—	—
Management transition costs	—	—	(4.0)
Pension adjustment(8)	—	—	13.1
Premiums paid on debt(9)	(28.7)	—	(62.4)
Impairment charges and other(10)	(44.0)	—	—
Other(11)	(50.7)	(44.0)	—
Income before income taxes	$663.1	$441.4	$305.6
_________________________________________________________________________

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)	Represents the increase in amortization of other intangible assets, depreciation of property and equipment and accretion of revalued liabilities relating to purchase accounting.

(3)	Represents debt-related charges relating to the amortization and write-off of deferred debt financing costs and debt discounts.

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

(6)
In 2012, primarily represents Dollar Thrifty acquisition related expenses, change in control expenses, 'Day-1' compensation expenses and other adjustments related to the Dollar Thrifty acquisition, loss on the Advantage divestiture, expenses related to additional required divestitures and costs associated with the Dollar Thrifty acquisition, pre-acquisition interest and commitment fee expenses for interim financing associated with the Dollar Thrifty acquisition and a gain on the investment in Dollar Thrifty stock.

(7)	In 2013, primarily represents Dollar Thrifty integration related expenses and adjustments.

(8)
Represents a gain for the U.K. pension plan relating to unamortized prior service cost from a 2010 amendment that eliminated discretionary pension increases related to pre-1997 service primarily pertaining to inactive employees.

(9)
In 2013, represents premiums paid to redeem our 8.50% Former European Fleet Notes. In 2011, represents premiums paid to redeem our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes.

(10)	Related to FSNA and its subsidiary, Simply Wheelz.

(11)
In 2013, primarily represents expenses related to the loss on conversion of the convertible senior notes. In 2012, primarily represents expenses related to the withdrawal from a multiemployer pension plan, litigation accrual and expenses associated with the impact of Hurricane Sandy.

(d)
Worldwide equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our worldwide equipment rental segment revenues to our worldwide equipment rental and rental related revenue (based on December 31, 2012 foreign exchange rates) for the years ended December 31, 2013, 2012 and 2011 (in millions of dollars):

Reconciliation of GAAP to Non-GAAP Earnings Measures	Years Ended December 31,
	2013	2012	2011
Worldwide equipment rental segment revenues	$1,538.0	$1,385.4	$1,209.5
Worldwide equipment sales and other revenue	(132.3)	(122.9)	(107.4)
Foreign currency adjustment	9.3	4.0	(7.0)
Rental and rental related revenue	$1,415.0	$1,266.5	$1,095.1

(e)
Same-store revenue growth is calculated as the year over year change in revenue for locations that are open at the end of the period reported and have been operating under our direction for more than twelve months. The same-store revenue amounts are adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
REVENUES

	Years Ended December 31,
(in millions of dollars)	2013	2012	$ Change	% Change
Revenues by Segment
U.S. car rental	$6,324.4	$4,893.2	$1,431.2	29.2%
International car rental	2,382.5	2,268.5	114.0	5.0%
Worldwide equipment rental	1,538.0	1,385.4	152.6	11.0%
All other operations	527.0	477.8	49.2	10.3%
Total revenues	$10,771.9	$9,024.9	$1,747.0	19.4%
Results from operations are discussed below and include comparisons to prior year periods. We acquired Dollar Thrifty on November 19, 2012. Our results from operations include Dollar Thrifty for the post-acquisition period ended December 31, 2012, which is approximately 43 days in 2012. The results of operations for Dollar Thrifty are included within our U.S. car rental segment. In order to obtain regulatory approval and clearance for Dollar Thrifty acquisition,

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Hertz agreed to dispose of Advantage. On December 12, 2012, Hertz completed the sale of Simply Wheelz LLC, or the "Advantage divestiture." The acquisition of Dollar Thrifty and related Advantage divestiture is referred to as "Recent Acquisitions." "On a comparable basis" discussion excludes the effects of the Recent Acquistions. See Note 4 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”
U.S. Car Rental Segment
Revenues from our U.S. car rental segment increased 29.2%, primarily as a result of increases in car rental transaction days of 26.2% and an increase in Total RPD in the U.S. of 1.4%, incremental volume associated with the Recent Acquisitions and refueling fees of $49.3 million.
U.S. Total RPD for the year ended December 31, 2013 increased 1.4% from 2012. U.S. airport RPD increased 2.2% and U.S. off-airport RPD declined by 0.2%.
International Car Rental Segment
Revenues from our international car rental segment increased 5.0%, primarily as a result of increases in transaction days of 4.1%, Total RPD of 0.6% and refueling fees of $11.8 million as well as due to the effects of foreign currency translation of approximately $6.8 million.
International Total RPD for the year ended December 31, 2013 increased 0.6% from 2012 primarily due to increases in all our international operations outside of Europe of 2.3%, partly offset by a decrease in Europe's Total RPD of 0.4%.
Worldwide Equipment Rental Segment
Revenues from our worldwide equipment rental segment increased 11.0%, primarily due to increases of 14.2% and 3.1% in worldwide equipment rental volumes and pricing, respectively, partly offset by the effects of foreign currency translation of approximately $6.9 million. The increase in volumes was primarily due to strong industrial performance, especially oil and gas related, and improvement in the construction sector in part reflecting higher rental penetration.
All Other Operations Segment
Revenues from all other operations increased $49.2 million from the prior year period, primarily due to increased volumes in our Donlen operations.
EXPENSES

	Years Ended December 31,
(in millions of dollars)	2013	2012	$ Change	% Change
Expenses:
Fleet related expenses	$1,352.8	$1,145.7	$207.1	18.1%
Personnel related expenses	1,810.0	1,563.2	246.8	15.8%
Other direct operating expenses	2,589.2	2,097.1	492.1	23.5%
Direct operating	5,752.0	4,806.0	946.0	19.7%
Depreciation of revenue earning equipment
and lease charges	2,525.5	2,128.9	396.6	18.6%
Selling, general and administrative	1,022.2	968.1	54.1	5.6%
Interest expense	716.0	649.9	66.1	10.2%
Interest income	(11.6)	(4.9)	(6.7)	136.7%
Other (income) expense, net	104.7	35.5	69.2	194.9%
Total expenses	$10,108.8	$8,583.5	$1,525.3	17.8%
Total expenses increased 17.8%, but total expenses as a percentage of revenues decreased from 95.1% for the year ended December 31, 2012 to 93.8% for the year ended December 31, 2013.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Direct Operating Expenses

U.S. Car Rental Segment

Direct operating expenses for our U.S. car rental segment of $3,488.9 million for 2013 increased $811.0 million, or 30.3%, from $2,677.9 million for 2012 as a result of increases in fleet related expenses, personnel related expenses and other direct operating expenses.

Fleet related expenses for our U.S. car rental segment of $720.8 million for 2013 increased $181.7 million, or 33.7%, from 2012. On a comparable basis, the increase was primarily related to U.S. rental volume demand which resulted in increases in vehicle damage of $48.1 million, self insurance expenses of $9.0 million and vehicle maintenance costs of $9.6 million due to the expansion of our off-airport and leisure businesses, longer holding periods and the impact of recalls. These increases were partly offset by a decrease in other vehicle operating costs of $4.5 million and gasoline costs of $4.4 million.

Personnel related expenses for our U.S. car rental segment of $1,132.5 million for 2013 increased $210.4 million, or 22.8%, from 2012. On a comparable basis, there was an increase in field compensation of $30.4 million primarily due to an increase in headcount.

Other direct operating expenses for our U.S. car rental segment of $1,635.6 million for 2013 increased $418.9 million, or 34.4%, from 2012. On a comparable basis, the increases in other direct operating expenses were due to increases in facilities of $20.4 million, commissions of $15.1 million, field systems and computer costs of $11.5 million, concessions of $14.2 million, reservations of $5.5 million and field administration cost of $3.6 million. The increases were primarily a result of improved U.S. car rental volume demand and the expansion of our off-airport business. The above increases were partly offset by decreases in restructuring of $4.4 million related to the Dollar Thrifty integration.
International Car Rental Segment

Direct operating expenses for our international car rental segment of $1,404.3 million for 2013 increased $62.9 million, or 4.7%, from $1,341.4 million for 2012 as a result of increases in fleet related expenses, personnel related expenses and other direct operating expenses.

Fleet related expenses for our international car rental segment of $399.3 million for 2013 increased $6.7 million, or 1.7%, from 2012. On a comparable basis, there was a decrease in fleet operating expenses of $4.5 million partially offset by the effects of foreign currency translation of $2.5 million.

Personnel related expenses for our international car rental segment of $357.8 million for 2013 increased $11.9 million, or 3.4%, from 2012. On a comparable basis, there was an increase in field compensation of $1.7 million and the effects of foreign currency translation of $1.0 million.

Other direct operating expenses for our international car rental segment of $647.2 million for 2013 increased $44.3 million, or 7.3%, from 2012. On a comparable basis, the increase was primarily related to increases in restructuring charges of $10.7 million, concession fees of $6.0 million, reservation costs of $5.8 million, customer service costs of $5.1 million, and the effect of foreign currency translation of $1.5 million. The increases were primarily a result of improved international car rental volume demand. The increases in other direct operating expenses were partly offset by a decrease in commissions of $2.4 million.
Worldwide Equipment Rental Segment
Direct operating expenses for our worldwide equipment rental segment of $828.0 million for 2013 increased $57.8 million, or 7.5% from $770.2 million for 2012 as a result of increases in fleet related expenses, personnel related expenses and other direct operating expenses.
Fleet related expenses for our worldwide equipment rental segment of $232.4 million for 2013 increased $18.9 million, or 8.9% from 2012. The increase was primarily related to costs incurred to support the revenue growth

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

of 11.0% consisting of gasoline and vehicle operating costs of $12.2 million and higher maintenance costs of $8.0 million due to higher fleet levels. These increases were partly offset by the effects of foreign currency translation of approximately $0.5 million.
Personnel related expenses for our worldwide equipment rental segment of $265.3 million for 2013 increased $20.5 million, or 8.4% from 2012. The increase was attributable to an increase in salaries and related expenses of $19.7 million and an increase in benefits of $3.0 million. These increases were partly offset by decreases in incentives of $1.3 million and the effects of foreign currency translation of approximately $0.8 million.

Other direct operating expenses for our worldwide equipment rental segment of $330.3 million for 2013 increased $18.4 million, or 5.9% from 2012. The increase was primarily related to increases in the costs of sales of $8.7 million, customer service costs $4.0 million, facility costs of $3.9 million, service vehicle costs of $3.8 million and field system costs of $2.5 million. These increases were partly offset by decreases in field administrative costs of $2.9 million and the effects of foreign currency translation of approximately $1.4 million.
All Other Operations Segment

Direct operating expenses for our all other operations segment of $24.2 million for 2013 increased $0.7 million, or 3.0%, from $23.5 million for 2012 as a result of an increase in personnel related expenses offset by decreases in other direct operating expenses and fleet related expenses.

Fleet related expenses for our all other operations segment of $0.4 million for 2013 decreased $0.1 million from 2012.

Personnel related expenses for our all other operations segment of $25.3 million for 2013 increased $0.9 million, or 3.7%, from 2012. The increase was primarily related to increased salaries and related expenses in our Donlen operations.

Other direct operating expenses for our all other operations segment of $(1.5) million for 2013 decreased $0.1 million from 2012.
Depreciation of Revenue Earning Equipment and Lease Charges

U.S. Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our U.S. car rental segment of $1,269.3 million for 2013 increased $328.7 million, or 34.9% from $940.6 million for 2012. The increase was primarily attributable to an increase in average fleet due to the Recent Acquisitions and a deterioration in the used vehicle residual values.

International Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our international car rental segment of $532.0 million for 2013 increased $3.8 million, or 0.7% from $528.2 million for 2012. The increase was primarily due to increased fleet size in our international car rental operations, partially offset by slight strengthening of used vehicle residual values, mix of vehicles, better procurement of fleet and by lower net depreciation per vehicle.

Worldwide Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our worldwide equipment rental segment of $298.8 million for 2013 increased $26.7 million or 9.8% from $272.1 million for 2012. The increase was primarily due to a 10.8% increase in the average acquisition cost of rental equipment operated during the period, partly offset by strong residual values and improved disposal channel mix and the effects of foreign currency translation of approximately $0.5 million.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

All Other Operations Segment

Depreciation of revenue earning equipment and lease charges in our all other operations segment of $425.4 million for 2013 increased $37.4 million, or 9.6% from $388.0 million for 2012. The increase was primarily driven by an increase in the number of cars at our Donlen operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $1,022.2 million for 2013 increased $52.6 million due to increases in administrative, sales promotion and advertising expenses as well as approximately $1.4 million due to the effects of foreign currency translation.
Administrative expenses increased $15.8 million, or 2.7%, primarily attributable to the Recent Acquisitions. On a comparable basis, administrative expenses decreased for the year by $14.5 million. The decrease was primarily driven by synergies achieved from the Dollar Thrifty integration and was partially offset by the effects of foreign currency translation of approximately $1.3 million.

Sales promotion expenses increased $8.1 million, or 5.1%, primarily related to increases in sales salaries and commissions due to improved results and the expansion within the off-airport sales force, partially offset by the effects of foreign currency translation of approximately $0.4 million.

Advertising expenses increased $28.7 million, or 15.9%, primarily attributable to the Recent Acquisitions, in addition to an increase in on-line media costs and brand advertising to support new strategic initiatives and the effects of foreign currency translation of approximately $0.5 million.

Interest Expense

U.S. Car Rental Segment
Interest expense for our U.S. car rental segment of $192.8 million for 2013 increased $15.9 million or 9.0% from $176.9 million for 2012. The increase was primarily due to the higher levels of debt required to fund the Recent Acquisitions, partly offset by debt refinancing activity and lower interest rates in 2013.
International Car Rental Segment
Interest expense for our international car rental segment of $114.3 million for 2013 decreased $9.9 million or 8.0% from $124.2 million for 2012. The decrease was primarily due to debt refinancing activity and lower interest rates in 2013.
Worldwide Equipment Rental Segment
Interest expense for our worldwide equipment rental segment of $51.8 million for 2013 decreased $0.2 million or 0.4% from $52.0 million for 2012. The decrease was primarily due to debt refinancing activity and lower interest rates in 2013, partly offset by increases in the weighted-average debt outstanding as a result of an increase in average fleet size.
All Other Operations Segment
Interest expense for our all other operations segment of $14.7 million for 2013 decreased $0.5 million or 3.3% from $15.2 million for 2012. The decrease was primarily related to debt refinancing activity and lower interest rates in 2013, partly offset by additional debt used to finance fleet growth within our Donlen operations.
Other Reconciling Items
Other interest expense relating to interest on corporate debt of $342.4 million for 2013 increased $60.8 million or 21.6% from $281.6 million for 2012. The increase was primarily due to the debt used to finance the Recent Acquisitions, partly offset by favorable rates due to refinancing.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Interest Income

Interest income increased $6.7 million from the prior year.

Other (Income) Expense, Net

Other (income) expense, net of $104.7 million for 2013 increased $69.2 million, or 194.9% from $35.5 million for 2012. Primarily included within 2013 other (income) expense, net is the impairment charges and other of $44.0 million, debt extinguishment loss and inducement costs related to the early conversion of a portion of our Convertible Senior Notes of $38.6 million and premiums paid and write-offs relating to the European debt of $28.7 million, partly offset by a $5.8 million adjustment to Advantage divestiture support payments. Primarily included within 2012 other (income) expense, net is a loss on the Advantage divestiture of $31.4 million, expenses related to additional required divestitures and costs associated with the Dollar Thrifty acquisition of $24.2 million, partly offset by a gain from the sale of Switzerland operations of $10.3 million and a gain on the investment in Dollar Thrifty stock of $8.5 million.
ADJUSTED PRE-TAX INCOME (LOSS)
U.S. Car Rental Segment
Adjusted pre-tax income for our U.S. car rental segment of $1,091.1 million increased 25.0% from $872.8 million for 2012. The increase was primarily due to stronger volumes, pricing, disciplined cost management and synergies achieved from the Dollar Thrifty integration. Adjustments to our U.S. car rental segment income before income taxes for 2013 totaled $158.5 million (which consists of integration expenses of $18.1 million, purchase accounting charges of $65.2 million, debt-related charges of $14.0 million, restructuring and restructuring related charges of $25.6 million, impairment and other of $44.0 million and loss on derivatives of $0.2 million, partly offset by other income of $8.6 million). Adjustments to our U.S. car rental segment income before income taxes for 2012 totaled $165.8 million (which consists of acquisition related costs and charges of $96.4 million, purchase accounting charges of $34.3 million, debt-related charges of $19.2 million, restructuring and restructuring related charges of $10.9 million and other of $5.0 million). See footnote (c) to the table under “Results of Operations” for a summary and description of these adjustments.
International Car Rental Segment
Adjusted pre-tax income for our international car rental segment of $141.2 million increased 52.0% from $92.9 million for 2012. The increase was primarily due to stronger volumes and pricing, lower net depreciation per vehicle, lower interest expense due to favorable refinancing activity and disciplined cost management. Adjustments to our international car rental segment income before income taxes for 2013 totaled $99.4 million (which consists of debt-related charges of $14.0 million, restructuring and restructuring related charges of $35.2 million, purchase accounting charges of $9.7 million, $28.7 million in premiums paid on debt, a loss on derivatives of $0.3 million and other of $11.5 million). Adjustments to our international car rental segment income before income taxes for 2012 totaled $47.6 million (which consists of restructuring and restructuring related charges of $23.5 million, debt-related charges of $15.1 million, purchase accounting charges of $8.6 million and loss on derivatives of $0.4 million). See footnote (c) to the table under “Results of Operations” for a summary and description of these adjustments.
Worldwide Equipment Rental Segment
Adjusted pre-tax income for our worldwide equipment rental segment of $292.1 million increased 29.1% from $226.2 million for 2012. The increase was primarily due to stronger volumes and pricing and strong cost management performance. Adjustments to our equipment rental segment income before income taxes for 2013 totaled $58.8 million (which consists of purchase accounting of $40.2 million, restructuring and restructuring related charges of $10.1 million, debt-related charges of $4.6 million and other of $3.9 million). Adjustments to our equipment rental segment income before income taxes for 2012 totaled $74.4 million (which consists of purchase accounting of $44.3 million, other of $15.8 million, restructuring and restructuring related charges of $9.3 million and debt-related charges of $5.0 million). See footnote (c) to the table under “Results of Operations” for a summary and description of these adjustments.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

All Other Operations Segment
Adjusted pre-tax income for our all other operations segment of $57.3 million increased 20.4% from $47.6 million for 2012. The increase was primarily due to stronger volumes, lower interest expense due to favorable refinancing activity and disciplined cost management. Adjustments to our all other operations segment income before income taxes for 2013 totaled $21.5 million (which consists of purchase accounting charges of $15.1 million, debt-related charges of $5.7 million and a loss in other of $0.7 million). Adjustments to our all other segment income before income taxes for 2012 totaled $22.6 million (which consists of purchase accounting charges of $18.7 million, debt-related charges of $3.8 million, restructuring related charges of $0.3 million and gain on derivatives of $0.2 million). See footnote (c) to the table under “Results of Operations” for a summary and description of these adjustments.
PROVISION FOR TAXES ON INCOME AND NET INCOME ATTRIBUTABLE TO HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES' COMMON STOCKHOLDERS

	Years Ended December 31,
(in millions of dollars)	2013	2012	$ Change	% Change
Income before income taxes	$663.1	$441.4	$221.7	50.2%
Provision for taxes on income	(316.9)	(202.8)	(114.1)	56.3%
Net income attributable to Hertz Global Holdings, Inc.
and Subsidiaries' common stockholders	$346.2	$238.6	$107.6	45.1%
Provision for Taxes on Income

The effective tax rate for the year ended December 31, 2013 was 47.8% as compared to 45.9% for the year ended December 31, 2012. The provision for taxes on income increased $114.1 million, primarily due to higher income before income taxes, changes in geographic earnings mix, increased state and local tax rates and an increase in thin cap limitation on deductibility of interest expense in various non-U.S. countries and other permanent differences, offset by a decrease in the valuation allowance relating to losses in certain non-U.S. jurisdictions for which tax benefits are not realized. See Note 9 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Net Income Attributable to Hertz Global Holdings, Inc. and Subsidiaries' Common Stockholders

Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders increased 45.1% primarily due to higher rental volumes and pricing in our U.S. car rental, international car rental and worldwide equipment rental, disciplined cost management, lower net depreciation per vehicle in our international car rental operations and higher volumes in our all other operations segment. Most revenue and expense transactions from operations outside of the United States are recorded in local currencies, which reduces the effect of changes in exchange rates on net income.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011
REVENUES

	Years Ended December 31,
(in millions of dollars)	2012	2011	$ Change	% Change
Revenues by Segment
U.S. car rentals	$4,893.2	$4,468.9	$424.3	9.5%
International car rentals	2,268.5	2,471.9	(203.4)	(8.2)%
Worldwide equipment rentals	1,385.4	1,209.5	175.9	14.5%
All other operations	477.8	149.0	328.8	220.7%
Total revenues	$9,024.9	$8,299.3	$725.6	8.7%
Results from operations are discussed below and include comparisons to prior year periods. We acquired Donlen on September 1, 2011. Our results from operations include Donlen for the year ended December 31, 2012 and the post-

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

acquisition period ended December 31, 2011, which is approximately four months in 2011. The results of operations for Donlen are included within our all other operations segment. We acquired Dollar Thrifty on November 19, 2012. Our results from operations include Dollar Thrifty for the post-acquisition period ended December 31, 2012, which is approximately 43 days in 2012. In order to obtain regulatory approval and clearance for Dollar Thrifty acquisition, Hertz agreed to dispose of Advantage. On December 12, 2012, Hertz completed the sale of Simply Wheelz LLC, or the "Advantage divestiture." The results of operations for Dollar Thrifty are included within our U.S. and international car rental segments. The acquisition of Dollar Thrifty and related Advantage divestiture is referred to as "Recent Acquisitions." "On a comparable basis" discussion excludes the effects of the Recent Acquistions. See Note 4 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”
U.S. Car Rental Segment
Revenues from our U.S. car rental segment increased 9.5%, primarily as a result of increases in U.S. car rental transaction days of 12.6%, incremental volume associated with the Recent Acquisitions and refueling fees of $32.0 million. These increases were partly offset by a decrease in Total RPD in the U.S.
U.S. Total RPD for the year ended December 31, 2012 decreased 2.8% from 2011. U.S. airport RPD decreased 3.1% and U.S. off-airport RPD declined by 1.4%. U.S. airport RPD was negatively impacted by a shift to longer life and lower RPD rentals (due to a proportionately higher amount attributable to off-airport).
International Car Rental Segment
Revenues from our international car rental segment decreased 8.2%, primarily as a result of decreases in international car rental transaction days of 0.7%, Total RPD of 1.9% and refueling fees of $9.8 million, as well as the effects of foreign currency translation of approximately $140.6 million.
International Total RPD for the year ended December 31, 2012 decreased 1.9% from 2011 primarily due to a decline in Europe's airport RPD which was due to the competitive pricing environment and uncertain economic conditions.
Worldwide Equipment Rental Segment
Revenues from our worldwide equipment rental segment increased 14.5%, primarily due to increases of 12.3% and 3.6% in worldwide equipment rental volumes and pricing, respectively, partly offset by the effects of foreign currency translation of approximately $11.2 million. The increase in volumes were primarily due to strong industrial performance, especially oil and gas related, and improvement in the construction sector in part reflecting higher rental penetration. Additionally, Cinelease and other 2012 equipment rental segment acquisitions contributed to the increase in equipment rental revenues.
All Other Operations Segment
Revenues from all other operations increased $328.8 million from the prior year period, primarily due to increased revenues from our Donlen operations, primarily attributable to a full year of Donlen operations in 2012 as compared to four months of operations in 2011.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

EXPENSES

	Years Ended December 31,
(in millions of dollars)	2012	2011	$ Change	% Change
Expenses:
Fleet related expenses	$1,145.7	$1,120.6	$25.1	2.2%
Personnel related expenses	1,563.2	1,478.0	85.2	5.8%
Other direct operating expenses	2,097.1	1,974.5	122.6	6.2%
Direct operating	4,806.0	4,573.1	232.9	5.1%
Depreciation of revenue earning equipment
and lease charges	2,128.9	1,896.2	232.7	12.3%
Selling, general and administrative	968.1	767.7	200.4	26.1%
Interest expense	649.9	699.7	(49.8)	(7.1)%
Interest income	(4.9)	(5.5)	0.6	(10.9)%
Other (income) expense, net	35.5	62.5	(27.0)	(43.2)%
Total expenses	$8,583.5	$7,993.7	$589.8	7.4%
Total expenses increased 7.4%, but total expenses as a percentage of revenues decreased from 96.3% for the year ended December 31, 2011 to 95.1% for the year ended December 31, 2012.
Direct Operating Expenses

U.S. Car Rental Segment

Direct operating expenses for our U.S. car rental segment of $2,677.9 million for 2012 increased $246.4 million, or 10.1%, from $2,431.5 million for 2011 as a result of increases in fleet related expenses, personnel related expenses and other direct operating expenses.

Fleet related expenses for our U.S. car rental segment of $539.1 million for 2012 increased $35.3 million, or 7.0%, from 2011. On a comparable basis, the increase was primarily related to U.S. rental volume demand which resulted in increases in gasoline costs of $19.6 million, self insurance expenses of $7.0 million and vehicle maintenance costs of $1.1 million. The increase in gasoline costs reflect higher gasoline prices. These increases were partly offset by a decrease in vehicle damage costs of $12.1 million. The remaining 2012 net increase was primarily attributable to the Recent Acquisitions.

Personnel related expenses for our U.S. car rental segment of $922.1 million for 2012 increased $66.0 million, or 7.7%, from 2011. On a comparable basis, the increase was primarily related to increases in salaries and related expenses associated with improved volume and compensation for employees at additional off-airport locations in 2012 as well as higher incentives. The remaining 2012 net increase was primarily attributable to the Recent Acquisitions.

Other direct operating expenses for our U.S. car rental segment of $1,216.7 million for 2012 increased $145.1 million, or 13.5%, from 2011. On a comparable basis, the increase was primarily related to increases in facilities expenses of $51.1 million due to 2011 property sales, commissions of $9.7 million, concession fees of $14.0 million, restructuring charges of $6.5 million, field systems of $5.6 million and customer service costs of $4.3 million. The increases were primarily a result of improved U.S. car rental volume and off-airport expansions. The increases in other direct operating expenses were partly offset by a decrease in computer costs of $6.0 million. The remaining 2012 net increase was primarily attributable to the Recent Acquisitions.
International Car Rental Segment

Direct operating expenses for our international car rental segment of $1,341.4 million for 2012 decreased $66.4 million, or 4.7%, from $1,407.8 million for 2011 as a result of decreases in fleet related expenses, personnel related expenses and other direct operating expenses.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Fleet related expenses for our international car rental segment of $392.6 million for 2012 decreased $30.1 million, or 7.1%, from 2011. On a comparable basis, the decrease was primarily due to a decrease in vehicle damage costs of $15.9 million, self insurance expense of $2.4 million and the effects of foreign currency translation of approximately $26.0 million. The decrease was offset by an increase in international rental volume demand which resulted in increases in gasoline costs of $7.2 million and vehicle maintenance costs of $7.1 million.

Personnel related expenses for our international car rental segment of $345.9 million for 2012 decreased $11.1 million, or 3.1%, from 2011. The decrease was primarily due to the effects of foreign currency translation of approximately $18.4 million. On a comparable basis, the decrease was partly offset by increases in salaries and related expenses associated with improved volume and compensation for employees at additional off-airport locations in 2012 as well as higher incentives.

Other direct operating expenses for our international car rental segment of $602.9 million for 2012 decreased $25.2 million, or 4.0%, from 2011. On a comparable basis, the decrease in other direct operating expenses was primarily due to the effects of foreign currency translation of approximately $35.0 million and decreases in concession fees of $4.5 million and charge card fees of $2.8 million. The decreases in other direct operating expenses were partly offset by increases in commissions of $9.6 million and customer service costs of $6.4 million. The increases were primarily a result of improved international rental volume demand and off-airport expansions.
Worldwide Equipment Rental Segment
Direct operating expenses for our worldwide equipment rental segment of $770.2 million for 2012 increased $39.4 million, or 5.4% from $730.8 million for 2011 as a result of increases in personnel related expenses and fleet related expenses, partly offset by a decrease in other direct operating expenses.
Fleet related expenses for our worldwide equipment rental segment of $213.5 million for 2012 increased $19.7 million, or 10.2% from 2011. The increase was primarily related to increased rental volume resulting in increased freight expenses of $11.4 million, higher maintenance costs of $5.9 million and increased delivery costs of $4.3 million. Additionally, Cinelease and other 2012 equipment rental segment acquisitions added to the increase of fleet related expenses. These increases were partly offset by the effects of foreign currency translation of approximately $1.9 million.
Personnel related expenses for our worldwide equipment rental segment of $244.8 million for 2012 increased $22.6 million, or 10.2% from 2011. The increase was attributable to an increase in salaries and related expenses of $18.2 million and an increase in benefits of $4.8 million primarily related to increased volumes and new branch openings. Additionally, Cinelease and other 2012 equipment rental segment acquisitions added to the increase of personnel related expenses. These increases were partly offset by the effects of foreign currency translation of approximately $2.5 million.

Other direct operating expenses for our worldwide equipment rental segment of $311.9 million for 2012 decreased $2.9 million, or 0.9% from 2011. The decrease was primarily related to the effects of foreign currency translation of approximately $2.6 million.
All Other Operations Segment

Direct operating expenses in our all other operations segment of $23.5 million for 2012 increased $13.6 million, or 137.4%, from $9.9 million for 2011 as a result of increases in fleet related expenses, personnel related expenses and other direct operating expenses primarily attributable to a full year of Donlen operations in 2012 as compared to four months of operations in 2011.

Fleet related expenses in our all other operations segment of $0.5 million for 2012 increased $0.2 million, or 81.9%, from 2011.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Personnel related expenses in our all other operations segment of $24.4 million for 2012 increased $8.3 million, or 51.6%, from 2011. The increase was primarily related to increased salaries and related expenses in our Donlen operations.

Other direct operating expenses in our all other operations segment of $(1.4) million for 2012 increased $5.1 million, or 77.8%, from 2011. The increase was primarily related to expenses in our Donlen operations.
Depreciation of Revenue Earning Equipment and Lease Charges

U.S. Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our U.S. car rental segment of $940.6 million for 2012 decreased $31.1 million, or 3.2% from $971.7 million for 2011. The decrease was primarily due to lower net depreciation per vehicle, higher vehicle residual values and a higher mix of non-program cars. The decrease was partly offset by increases attributable to the higher average fleet due to the Recent Acquisitions.

International Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our international car rental segment of $528.2 million for 2012 decreased $25.0 million, or 4.5% from $553.2 million for 2011. The decrease was primarily due to lower net depreciation per vehicle, higher vehicle residual values, a higher mix of non-program cars and the effects of foreign currency translation of approximately $31.4 million.

Worldwide Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our worldwide equipment rental segment of $272.1 million for 2012 increased 7.0% from $254.3 million for 2011. The increase was primarily due to a 9.4% increase in the average acquisition cost of rental equipment operated during the period, partly offset by higher residual values on the disposal of used equipment and the effects of foreign currency translation of approximately $2.5 million.

All Other Operations Segment

Depreciation of revenue earning equipment and lease charges in our all other operations segment of $388.0 million for 2012 increased $271.0 million, or 231.6% from $117.0 million for 2011. The increase was primarily attributable to a full year of Donlen operations in 2012 as compared to four months of operations in 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $968.1 million for 2012 increased $221.2 million due to increases in administrative, sales promotion and advertising expenses, partly offset by the effects of foreign currency translation of approximately $20.8 million.
Administrative expenses increased $189.3 million, or 38.4%. On a comparable basis, acquisition fees increased $26.0 million, expenses associated with the withdrawal from a multiemployer pension plan increased $23.2 million, contractor costs increased $5.5 million, legal expenses increased $6.4 million, restructuring and restructuring related charges increased by $8.1 million, which is in addition to litigation settlement expenses of $19.2 million. These increases were partly offset by the effects of foreign currency translation of approximately $14.2 million. The remaining 2012 net increase was primarily attributable to the Recent Acquisitions.

Sales promotion expenses increased $12.0 million, or 6.7%, primarily related to increases in sales salaries and commissions due to improved results, partially offset by the effects of foreign currency translation of approximately $2.4 million.

Advertising expenses increased $19.9 million, or 9.3%, primarily due to increased media and on-line advertising, higher airline miles expense associated with increased volume, costs related to our customer loyalty program,

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

partly offset by the effects of foreign currency translation of approximately $4.2 million. The remaining 2012 net increase was primarily attributable to the Recent Acquisitions.

Interest Expense

U.S. Car Rental Segment
Interest expense for our U.S. car rental segment of $176.9 million for 2012 increased 6.5% from $166.1 million for 2011. The increase is primarily due to higher levels of debt required to fund the Recent Acquisitions. The increase was partly offset by debt refinancing activity and lower interest rates in 2012.
International Car Rental Segment
Interest expense for our international car rental segment of $124.2 million for 2012 decreased 22.9% from $161.0 million for 2011. The decrease was primarily due to debt refinancing activity, lower interest rates in 2012 and the effects of foreign currency translation of $8.5 million.
Worldwide Equipment Rental Segment
Interest expense for our worldwide equipment rental segment of $52.0 million for 2012 increased 14.8% from $45.3 million for 2011. The increase was primarily due to increases in the weighted-average debt outstanding as a result of an increase in average fleet size.
All Other Operations Segment
Interest expense for our all other operations segment of $15.2 million for 2012 increased 153.3% from $6.0 million for 2011. The increase is primarily attributable to a full year of Donlen operations in 2012 as compared to four months of operations in 2011.
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
ADJUSTED PRE-TAX INCOME (LOSS)
U.S. Car Rental Segment
Adjusted pre-tax income for our U.S. car rental segment of $872.8 million increased 29.6% from $673.2 million for 2011. The increase was primarily due to stronger volumes, lower net depreciation per vehicle, improved residual values and disciplined cost management, partly offset by decreased pricing. Adjustments to our U.S. car rental segment income before income taxes for 2012 totaled $165.8 million (which consists of acquisition related costs and charges of $96.4 million, purchase accounting charges of $34.3 million, debt-related charges of $19.2 million, restructuring and restructuring related charges of $10.9 million and other of $5.0 million). Adjustments to our U.S. car rental segment income before income taxes for 2011 totaled $48.7 million (which consists of purchase accounting of $23.6 million,

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

debt-related charges of $21.2 million and restructuring and restructuring related charges of $3.9 million). See footnote (c) to the table under “Results of Operations” for a summary and description of these adjustments.
International Car Rental Segment
Adjusted pre-tax income for our international car rental segment of $92.9 million decreased 36.2% from $145.6 million for 2011. The decrease was primarily due to decreased pricing, partly offset by lower net depreciation per vehicle, improved residual values and disciplined cost management. Adjustments to our international car rental segment income before income taxes for 2012 totaled $47.8 million (which consists of restructuring and restructuring related charges of $23.5 million, debt-related charges of $15.1 million, purchase accounting charges of $8.6 million, other of $0.2 million and loss on derivatives of $0.4 million). Adjustments to our international car rental segment income before income taxes for 2011 totaled $35.8 million (which consists of debt-related charges of $20.2 million, restructuring and restructuring related charges of $18.9 million, purchase accounting of $9.1 million, loss on derivatives of $0.7 million and pension adjustment of $(13.1) million). See footnote (c) to the table under “Results of Operations” for a summary and description of these adjustments.
Worldwide Equipment Rental Segment
Adjusted pre-tax income for our worldwide equipment rental segment of $226.2 million increased 40.2% from $161.3 million for 2011. The increase was primarily due to stronger volumes and pricing, strong cost management performance and higher residual values on the disposal of used equipment. Adjustments to our equipment rental segment income before income taxes for 2012 totaled $74.4 million (which consists of purchase accounting of $44.3 million, other of $15.8 million, restructuring and restructuring related charges of $9.3 million and debt-related charges of $5.0 million). Adjustments to our equipment rental loss before income taxes for 2011 totaled $92.4 million (which consists of purchase accounting of $44.5 million, restructuring and restructuring related charges of $42.4 million and debt-related charges of $5.5 million). See footnote (c) to the table under “Results of Operations” for a summary and description of these adjustments.
All Other Operations Segment
Adjusted pre-tax income for our all other operations segment of $47.6 million increased 217.3% from $15.0 million for 2011. The increase was primarily attributable to a full year of Donlen operations in 2012 as compared to four months of operations in 2011. Adjustments to our all other segment income before income taxes for 2012 totaled $22.6 million (which consists of purchase accounting charges of $18.7 million, debt-related charges of $3.8 million, restructuring related charges of $0.3 million and gain on derivatives of $0.2 million). Adjustments to our all other operations segment income before income taxes for 2011 totaled $9.9 million (which consists of purchase accounting of $6.7 million, debt-related charges of $2.5 million, restructuring related charges of $0.8 million and gain on derivatives of $0.1 million). See footnote (c) to the table under “Results of Operations” for a summary and description of these adjustments.
PROVISION FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST AND NET INCOME ATTRIBUTABLE TO HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES' COMMON STOCKHOLDERS

	Years Ended December 31,
(in millions of dollars)	2012	2011	$ Change	% Change
Income before income taxes	$441.4	$305.6	$135.8	44.4%
Provision for taxes on income	(202.8)	(121.8)	(81.0)	66.5%
Net income	238.6	183.8	54.8	29.8%
Less: Net income attributable to noncontrolling interest	—	(19.6)	19.6	(100.0)%
Net income attributable to Hertz Global Holdings, Inc.
and Subsidiaries' common stockholders	$238.6	$164.2	$74.4	45.3%
Provision for Taxes on Income

The effective tax rate for the year ended December 31, 2012 was 45.9% as compared to 39.9% for the year ended December 31, 2011. The provision for taxes on income increased $81.0 million, primarily due to higher income before

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

income taxes, changes in geographic earnings mix, changes in losses in certain non-U.S. jurisdictions for which tax benefits are not realized and non-deductible compensation payments under Internal Revenue Code Section 280(G) related to the Dollar Thrifty acquisition. See Note 9 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest decreased $19.6 million due to Hertz's purchase of the noncontrolling interest of Navigation Solutions, L.L.C. on December 31, 2011, thereby increasing its ownership interest from 65% to 100%.

Net Income Attributable to Hertz Global Holdings, Inc. and Subsidiaries' Common Stockholders

Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders increased 45.3% primarily due to higher rental volumes in our U.S. car rental, worldwide equipment rental and all other operations, disciplined cost management, lower net depreciation per vehicle in our U.S. and international car rental operations, increased pricing in our worldwide equipment rental operations and improved residual values on the disposal of certain used equipment, partly offset by lower pricing in our U.S. car rental and international operations. Most revenue and expense transactions from operations outside of the United States are recorded in local currencies, which reduces the effect of changes in exchange rates on net income.
LIQUIDITY AND CAPITAL RESOURCES
Our domestic and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States and internationally.
Cash Flows
As of December 31, 2013, we had cash and cash equivalents of $423.2 million, a decrease of $122.3 million from $545.5 million as of December 31, 2012. The following table summarizes such decrease:

	Years Ended December 31,			2013 vs. 2012	2012 vs. 2011
(in millions of dollars)	2013	2012	2011	$ Change	$ Change
Cash provided by (used in):
Operating activities	$3,589.6	$2,709.7	$2,211.1	$879.9	$498.6
Investing activities	(3,838.8)	(4,726.3)	(2,170.6)	887.5	(2,555.7)
Financing activities	126.9	1,624.6	(1,486.6)	(1,497.7)	3,111.2
Effect of exchange rate changes	—	5.7	3.7	(5.7)	2.0
Net change in cash and cash equivalents	$(122.3)	$(386.3)	$(1,442.4)	$264.0	$1,056.1
During the year ended December 31, 2013, we generated $879.9 million more cash from operating activities compared with the same period in 2012. The increase was primarily a result of higher earnings before interest, depreciation and amortization as well as due to the timing of our payments.
Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. During the year ended December 31, 2013, we used $887.5 million less cash for investing activities compared with the same period in 2012. The decrease in the use of funds was primarily due to a decrease in acquisition costs (as the Dollar Thrifty acquisition occurred during the prior year), increases in proceeds from disposal of revenue earning equipment and in the year-over-year change in restricted cash and cash equivalents, partly offset by an increase in revenue earning equipment expenditures, decrease in proceeds from disposal of business and disposal of property and equipment during the year. As of December 31, 2013 and 2012, we had $859.9 million and $551.6 million, respectively, of restricted cash and cash equivalents to be used for the purchase of revenue earning vehicles and other specified uses under our fleet financing facilities, our Like Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. The increase in restricted cash and cash equivalents of $308.3 million from December 31, 2012 to December 31, 2013, primarily related to the increased fleet due to the acquisition of Dollar Thrifty.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

During the year ended December 31, 2013, cash flows from financing activities decreased by $1,497.7 million compared with the same period in 2012. The decrease was primarily related to the 2012 issuance of incremental Senior Notes and incurrence of incremental Term Loans related to the Dollar Thrifty acquisition and higher payments of pre-funded debt associated with our Senior Note redemptions in the prior year.
Relocation of Headquarters
We anticipate that our expenditures related to the move of our corporate headquarters to Estero, Florida for employee relocation, severance and associated costs will be in the range of $40 million to $45 million to be incurred over the next two years.
The Company intends to lease it's new headquarters building in Estero, Florida and does not expect to incur any significant cash outlays related to its construction.
Capital Expenditures
The tables below set forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds on a cash basis consistent with our consolidated statements of cash flows, by quarter for 2013, 2012 and 2011 (in millions of dollars).

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2013
First Quarter	$3,249.8	$(2,237.9)	$1,011.9	$80.1	$(23.5)	$56.6
Second Quarter	3,559.3	(1,504.9)	2,054.4	88.0	(19.0)	69.0
Third Quarter	2,510.7	(1,926.4)	584.3	78.3	(19.8)	58.5
Fourth Quarter	978.6	(1,594.9)	(616.3)	67.4	(10.7)	56.7
Total Year	$10,298.4	$(7,264.1)	$3,034.3	$313.8	$(73.0)	$240.8
2012
First Quarter	$2,642.5	$(2,009.3)	$633.2	$74.2	$(47.6)	$26.6
Second Quarter	3,051.1	(1,599.0)	1,452.1	63.0	(8.8)	54.2
Third Quarter	1,990.9	(1,230.6)	760.3	84.4	(30.4)	54.0
Fourth Quarter	1,928.3	(2,286.2)	(357.9)	75.5	(35.2)	40.3
Total Year	$9,612.8	$(7,125.1)	$2,487.7	$297.1	$(122.0)	$175.1
2011
First Quarter	$1,963.8	$(1,690.2)	$273.6	$56.8	$(14.5)	$42.3
Second Quarter	3,487.7	(1,798.7)	1,689.0	68.6	(13.9)	54.7
Third Quarter	2,397.8	(1,443.5)	954.3	76.9	(19.7)	57.2
Fourth Quarter	1,582.6	(2,918.0)	(1,335.4)	79.4	(5.7)	73.7
Total Year	$9,431.9	$(7,850.4)	$1,581.5	$281.7	$(53.8)	$227.9

	Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Revenue earning equipment expenditures
U.S. car rental	$6,024.3	$5,067.6	$5,520.3	$956.7	18.9%	$(452.7)	(8.2)%
International car rental	2,593.3	2,586.0	2,952.9	7.3	0.3%	(366.9)	(12.4)%
Worldwide equipment rental	671.5	762.9	588.7	(91.4)	(12.0)%	174.2	29.6%
All other operations segment	1,009.3	1,196.3	370.0	(187.0)	(15.6)%	826.3	223.3%
Total	$10,298.4	$9,612.8	$9,431.9	$685.6	7.1%	$180.9	1.9%

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Year ended December 31, 2013 compared with year ended December 31, 2012
The increase in our U.S. car rental operations revenue earning equipment expenditures was primarily due to the impact from the acquisition of Dollar Thrifty, increased volumes and timing of purchases and payments, partly offset by the impact of the divestiture of Advantage. The increase in our international car rental operations revenue earning equipment expenditures was primarily due to increased volumes in our international operations and timing of purchases and payments. The decreases in our worldwide equipment rental operations and in our all other operations revenue earning equipment expenditures were primarily due to the timing of purchases.
Year ended December 31, 2012 compared with year ended December 31, 2011
The decreases in our U.S. and international car rental operations revenue earning equipment expenditures were primarily due to the shift from the purchase of program cars to more non-program cars, which have much longer holding periods than program cars. The increase in our worldwide equipment rental operations revenue earning equipment expenditures was primarily due to increased volumes as well as continued improvement in the economic conditions during 2012. The increase in all other operations was primarily attributable to a full year of Donlen operations in 2012 as compared to four months of operations in 2011.

	Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Property and equipment expenditures
U.S. car rental	$212.9	$191.2	$199.2	$21.7	11.3%	$(8.0)	(4.0)%
International car rental	47.5	55.8	35.8	(8.3)	(14.9)%	20.0	55.9%
Worldwide equipment rental	22.3	25.2	31.1	(2.9)	(11.5)%	(5.9)	(19.0)%
All other operations	3.3	2.9	0.2	0.4	13.8%	2.7	1,350.0%
Other reconciling items	27.8	22.0	15.4	5.8	26.4%	6.6	42.9%
Total	$313.8	$297.1	$281.7	$16.7	5.6%	$15.4	5.5%
Year ended December 31, 2013 compared with year ended December 31, 2012
The increase in our U.S. car rental operations property and equipment expenditures was primarily due to technology initiatives and an increase in our operating locations. The decreases in our international car rental operations and worldwide equipment rental operations property and equipment expenditures were primarily due to timing of purchases and payments. The increases in our all other operations and other reconciling items property and equipment expenditures were primarily due to technology initiatives and timing of purchases and payments.
Year ended December 31, 2012 compared with year ended December 31, 2011
The decrease in our U.S. car rental operations property and equipment expenditures was primarily due to timing of purchases and payments, partly offset by increased locations during the year. The increase in international car rental operations property and equipment expenditures was primarily due to increased locations during the year. The decrease in our worldwide equipment rental operations property and equipment expenditures was due to the timing of purchases and payments. The increases in our all other operations and other reconciling items property and equipment expenditures were primarily due to technology initiatives and timing of purchases and payments.
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
As of December 31, 2013, we had $16,309.4 million of total indebtedness outstanding. Cash paid for interest during the year ended December 31, 2013, was $651.0 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations, capital expenditures and acquisitions.
Our liquidity as of December 31, 2013 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet debt. For a description of these amounts, see Note 5 to the

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Notes to our audited annual consolidated financial statements included in this Annual Report under caption “Item 8—Financial Statements and Supplementary Data.”
As of December 31, 2013, a requirement under the HVF II Series 2013-B Notes was unknowingly not met, resulting in the occurrence of an amortization event under the HVF II Series 2013-B Notes that also triggered amortization events under certain other series of our outstanding U.S. rental car variable funding notes. As a result of the amortization event, our ability to borrow under these notes was temporarily restricted at December 31, 2013. Upon discovery in January 2014 of such requirement not being met, Hertz promptly obtained waivers from 100% of the noteholders required to waive and cure such amortization events and provided the required notices.
Maturities
The nominal amounts of maturities of debt for each of the twelve-month periods ending December 31 (in millions of dollars) are as follows:

2014	$2,053.3	(including $927.2 of other short-term borrowings*)
2015	$5,284.5
2016	$1,367.5
2017	$366.0
2018	$3,643.5
After 2018	$3,587.8
_______________________________________________________________________________

*
Our short-term borrowings as of December 31, 2013 include, among other items, the Convertible Senior Notes which became convertible on January 1, 2013 and remain as such through March 31, 2014, the amounts outstanding under the European Securitization, Hertz-Sponsored Canadian Securitization, Dollar Thrifty-Sponsored Canadian Securitization, Australian Securitization and Brazilian Fleet Financing Facility. As of December 31, 2013, short-term borrowings had a weighted average interest rate of 3.4%. In February 2014, the Hertz-Sponsored Canadian Securitization and Dollar Thrifty-Sponsored Canadian Securitization had been extended to March 2015. See Note 19 to the Notes to our audited annual consolidated financial statements included in this Annual Report.

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
For subsequent events relating to our indebtedness, see Note 19 to the Notes to our audited annual consolidated financial statements included in this Annual Report.
Indentures for the Senior Notes
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
For further information on our indebtedness, see Note 5 to the Notes to our audited annual consolidated financial statements included in this Annual Report.
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
Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2013, we were not subject to such contractually specified fixed charge coverage ratio.
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

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Borrowing Capacity and Availability
As of December 31, 2013, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,156.7	$1,156.7
Total Corporate Debt	1,156.7	1,156.7
Fleet Debt
HVF U.S. Fleet Variable Funding Notes	90.0	—
HVF II U.S. Fleet Variable Funding Notes	210.0	—
HFLF Variable Funding Notes	104.0	—
U.S. Fleet Financing Facility	37.0	—
European Securitization	269.5	4.1
European Revolving Credit Facility	—	—
Hertz-Sponsored Canadian Securitization	98.1	—
Dollar Thrifty-Sponsored Canadian Securitization	101.8	—
Australian Securitization	110.9	—
Capitalized Leases	19.8	19.8
Total Fleet Debt	1,041.1	23.9
Total	$2,197.8	$1,180.6
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
As of December 31, 2013, the Senior ABL Facility had $1,026.1 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.
Some of these special purpose entities are consolidated variable interest entities, of which Hertz is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of December 31, 2013 and December 31, 2012, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of loans receivable and revenue earning equipment of $689.7 million and $440.8 million, respectively, and total liabilities primarily comprised of debt of $689.1 million and $440.3 million, respectively.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Contractual Obligations
The following table details the contractual cash obligations for debt and related interest payable, operating leases and concession agreements, tax liability for uncertain tax positions and related interest and other purchase obligations as of December 31, 2013 (in millions of dollars):

		Payments Due by Period
	Total	2014	2015 to 2016	2017 to 2018	After 2018	All Other
Debt(1)	$16,302.6	$2,053.3	$6,652.0	$4,009.5	$3,587.8	$—
Interest on debt(2)	2,499.6	574.5	882.5	717.0	325.6	—
Operating leases and concession agreements(3)	2,727.7	601.9	789.1	455.4	881.3	—
Uncertain tax positions liability and interest(4)	11.0	—	—	—	—	11.0
Purchase obligations(5)	4,757.6	4,702.9	52.2	2.2	0.3	—
Total	$26,298.5	$7,932.6	$8,375.8	$5,184.1	$4,795.0	$11.0

(1)
Amounts represent nominal value of debt obligations included in “Debt” in our consolidated balance sheet and include $927.2 million of other short-term borrowings. See Note 5 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Our short-term borrowings as of December 31, 2013 include, among other items, the Convertible Senior Notes which became convertible on January 1, 2013 and remain as such through March 31, 2014, the amounts outstanding under the European Securitization, Hertz-Sponsored Canadian Securitization, Dollar Thrifty-Sponsored Canadian Securitization, Australian Securitization and Brazilian Fleet Financing Facility. In February 2014, the Hertz-Sponsored Canadian Securitization and Dollar Thrifty-Sponsored Canadian Securitization had been extended to March 2015. See Note 19—Subsequent Events.

(2)
Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and applicable interest rates on the debt at December 31, 2013.

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

(4)
As of December 31, 2013, this represents our tax liability for uncertain tax positions and related net accrued interest and penalties of $8.1 million and $2.9 million, respectively. We are unable to reasonably estimate the timing of our uncertain tax positions liability and interest and penalty payments in individual years beyond twelve months due to uncertainties in the timing of the effective settlement of tax positions. See Note 9 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

(5)
Purchase obligations represent agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts, which state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Of the total purchase obligations as of December 31, 2013, $4,457.5 million represent fleet purchases where contracts have been signed or are pending with committed orders under the terms of such arrangements. We do not regard our employment relationships with our employees as “agreements to purchase services” for these purposes.

The table excludes our pension and other postretirement benefit obligations. We contributed $18.7 million to our U.S. pension plan during 2013 and expect to contribute between $25.0 million and $35.0 million to our U.S. pension plan during 2014. The level of 2014 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation. See Note 6 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Off-Balance Sheet Commitments and Arrangements
As of December 31, 2013 and 2012, the following guarantees (including indemnification commitments) were issued and outstanding:
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
Environmental
We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our consolidated financial statements. As of December 31, 2013 and 2012, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our consolidated balance sheets in "Accrued liabilities" were $2.5 million and $2.6 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).
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

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

For more information on these exposures, see Note 15 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”
Interest Rate Risk
From time to time, we may enter into interest rate swap agreements and/or interest rate cap agreements to manage interest rate risk. See Note 15 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”
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
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of December 31, 2013, our net income would decrease by an estimated $33.1 million over a twelve-month period.
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
For the years ended December 31, 2013, 2012 and 2011, our consolidated statement of operations contained realized and unrealized losses relating to the effects of foreign currency of $9.4 million, $10.6 million and $6.7 million, respectively.
See Note 15 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”
Other Risks
We purchase unleaded gasoline and diesel fuel at prevailing market rates. In January 2009, we began a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. For the years ended December 31, 2013, 2012 and 2011, we recognized gains of $2.2 million, $0.7 million and $2.6 million, respectively, in “Direct operating” on our consolidated statement of operations relating to our gasoline swaps. See Note 15 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

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
Income Taxes
In January 2006, we implemented a LKE Program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes for fiscal years 2006 through 2009 and 2013, and part of 2010 and 2012. An LKE Program for HERC has also been in place for several years. The program allows tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. Over the last few years, for strategic purposes, such as cash management, we have recognized some taxable gains in the program. We cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the programs will remain in its current form. An extended reduction in our car rental fleet could result in reduced deferrals in the future, which in turn could require us to make material cash payments for federal and state income tax liabilities. Our inability to obtain replacement financing as our fleet financing facilities mature would likely result in an extended reduction in the fleet value. In August 2010, we elected to temporarily suspend the U.S. car rental LKE Program allowing cash proceeds from sales of vehicles to be utilized for various business purposes, including paying down existing debt obligations, future growth initiatives and for general operating purposes. From August 2010 through year end 2011, recognized tax gains on vehicle dispositions resulting from the LKE suspension were more than offset by 100% tax depreciation on newly acquired vehicles. The U.S. car rental LKE Program was reinstated on October 15, 2012. During 2012 the allowable 50% bonus depreciation helped offset tax gains during the period of LKE suspension.
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
The Internal Revenue service completed their audit of the company's 2007 to 2011 tax returns and had no changes to the previously filed tax returns.
Employee Retirement Benefits
Pension
We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 6 to the Notes to our audited annual consolidated financial statements included in this annual report under the caption "Item 8—Financial Statements and Supplementary Data." Our 2013 worldwide pre-tax pension expense is $38.1 million, which represents an increase of $3.4 million from 2012. In general, pension expense increased from 2012 to 2013 due to a decrease in the discount rates used to determine plan benefit obligations and a decrease in the long-term expected asset return assumption. The increase in expense was offset somewhat by higher than assumed investment returns, company contributions to the plans and plan changes reducing future benefit accruals.
The funded status (i.e., the dollar amount by which the projected benefit obligations exceeded the market value of pension plan assets) of our U.S. qualified plan, in which most domestic employees participate, improved as of December 31, 2013, compared with December 31, 2012 because asset values increased due to gains in the securities markets. We contributed $18.7 million to our U.S. pension plan during 2013. We expect to contribute between $25.0 million and $35.0 million to our U.S. plan during 2014. The level of 2014 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Hertz Global Holdings, Inc.:
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hertz Global Holdings, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 19, 2014

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions of Dollars, except per share data)

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$423.2	$545.5
Restricted cash and cash equivalents	859.9	551.6
Receivables, less allowance for doubtful accounts of $30.8 and $29.3	1,512.6	1,879.7
Inventories, at lower of cost or market	92.3	105.7
Prepaid expenses and other assets	717.2	489.3
Revenue earning equipment, at cost:
Cars	14,456.6	12,548.8
Less accumulated depreciation	(2,679.6)	(1,850.4)
Other equipment	3,512.2	3,240.1
Less accumulated depreciation	(1,095.8)	(1,041.9)
Total revenue earning equipment	14,193.4	12,896.6
Property and equipment, at cost:
Land, buildings and leasehold improvements	1,362.1	1,288.8
Service equipment and other	1,257.0	1,261.1
	2,619.1	2,549.9
Less accumulated depreciation	(1,104.8)	(1,113.5)
Total property and equipment	1,514.3	1,436.4
Other intangible assets, net	3,928.0	4,030.2
Goodwill	1,347.5	1,329.3
Total assets	$24,588.4	$23,264.3
LIABILITIES AND EQUITY
Accounts payable	$967.9	$1,003.2
Accrued liabilities	1,104.7	1,163.1
Accrued taxes	140.4	144.6
Debt	16,309.4	15,448.6
Public liability and property damage	347.7	332.2
Deferred taxes on income	2,947.1	2,686.4
Total liabilities	21,817.2	20,778.1
Commitments and contingencies
Equity:
Hertz Global Holdings, Inc. and Subsidiaries stockholders' equity
Preferred Stock, $0.01 par value, 200.0 million shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 2,000.0 million shares authorized, 449.7 million and 421.5 million shares issued and 445.8 million and 421.5 million outstanding	4.5	4.2
Additional paid-in capital	3,225.9	3,233.9
Accumulated deficit	(378.8)	(725.0)
Accumulated other comprehensive income (loss)	7.1	(26.9)
	2,858.7	2,486.2
Treasury Stock, at cost, 3.9 million shares and 0 shares	(87.5)	—
Total Hertz Global Holdings, Inc. and Subsidiaries stockholders' equity	2,771.2	2,486.2
Total liabilities and equity	$24,588.4	$23,264.3
   The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions of Dollars, except share and per share data)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Worldwide car rental	$8,706.9	$7,161.7	$6,940.8
Worldwide equipment rental	1,538.0	1,385.4	1,209.5
All other operations	527.0	477.8	149.0
Total revenues	10,771.9	9,024.9	8,299.3
Expenses:
Direct operating	5,752.0	4,806.0	4,573.1
Depreciation of revenue earning equipment and lease charges	2,525.5	2,128.9	1,896.2
Selling, general and administrative	1,022.2	968.1	767.7
Interest expense	716.0	649.9	699.7
Interest income	(11.6)	(4.9)	(5.5)
Other (income) expense, net	104.7	35.5	62.5
Total expenses	10,108.8	8,583.5	7,993.7
Income before income taxes	663.1	441.4	305.6
Provision for taxes on income	(316.9)	(202.8)	(121.8)
Net income	346.2	238.6	183.8
Less: Net income attributable to noncontrolling interest	—	—	(19.6)
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$346.2	$238.6	$164.2
Weighted average shares outstanding (in millions):
Basic	422.3	419.9	415.9
Diluted	463.9	448.2	444.8
Earnings per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders (See Note 17—Earnings Per Share):
Basic	$0.82	$0.57	$0.39
Diluted	$0.76	$0.53	$0.37

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Millions of Dollars)

	Years Ended December 31,
	2013		2012		2011
Net income		$346.2		$238.6		$183.8
Other comprehensive income (loss), net of tax:
Translation adjustment changes	$(47.5)		$12.1		$(24.5)
Unrealized holding gains (losses) on securities, (net of tax of 2013: $0; 2012: $0; and 2011: $0.1)	21.0		(0.3)		0.2
Unrealized gain (loss) on Euro-denominated debt, (net of tax of 2013: $0; 2012: $0; and 2011: $(8.0))	—		—		(12.6)
Defined benefit pension plans
Amortization or settlement of net (gain) loss	14.2		13.7		(4.0)
Net gain (loss) arising during the period	84.6		(28.3)		(40.9)
Income tax related to defined pension plans	(38.3)		4.4		15.5
Defined benefit pension plans	60.5		(10.2)		(29.4)
Other comprehensive income (loss)		34.0		1.6		(66.3)
Comprehensive income		380.2		240.2		117.5
Less: Comprehensive income attributable to noncontrolling interest		—		—		(19.6)
Comprehensive income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders		$380.2		$240.2		$97.9

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In Millions of Dollars, Shares in Millions)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
Balance at:		Shares	Amount
December 31, 2010	$—	413.5	$4.1	$3,183.3	$(1,123.3)	$37.8	$16.5	$2,118.4
Cumulative effect of accounting corrections					(4.5)			(4.5)
December 31, 2010 (as revised)	—	413.5	4.1	3,183.3	(1,127.8)	37.8	16.5	2,113.9
Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					164.2			164.2
Other comprehensive loss						(66.3)		(66.3)
Dividend payment to noncontrolling interest							(23.2)	(23.2)
Net income relating to noncontrolling interest							19.6	19.6
Acquisition of remaining portion of non-controlling interest, net of tax of $9.8				(15.3)			(12.9)	(28.2)
Proceeds from employee stock purchase plan, net of tax of $0		0.3	—	4.2				4.2
Net settlement on vesting of restricted stock		1.2	—	(11.5)				(11.5)
Stock-based employee compensation charges, net of tax of $0				31.1				31.1
Exercise of stock options, net of tax of $0.4		2.0	0.1	12.6				12.7
Common shares issued to Directors		—	—	1.3				1.3
Phantom shares issued to Directors				0.2				0.2
December 31, 2011	—	417.0	4.2	3,205.9	(963.6)	(28.5)	—	2,218.0
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					238.6			238.6
Other comprehensive income						1.6		1.6
Proceeds from employee stock purchase plan, net of tax of $0		0.6	—	5.0				5.0
Net settlement on vesting of restricted stock		2.0	—	(20.1)				(20.1)
Stock-based employee compensation charges, net of tax of $0.4				30.4				30.4
Exercise of stock options, net of tax of $0.9		1.8	—	11.2				11.2
Common shares issued to Directors		0.1		1.5				1.5
December 31, 2012	$—	421.5	$4.2	$3,233.9	$(725.0)	$(26.9)	$—	$2,486.2
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(In Millions of Dollars, Shares in Millions)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
		Shares	Amount
December 31, 2012	$—	421.5	$4.2	$3,233.9	$(725.0)	$(26.9)	$—	$2,486.2
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					346.2			346.2
Other comprehensive income						34.0		34.0
Proceeds from employee stock purchase plan		0.3	—	6.0				6.0
Net settlement on vesting of restricted stock		1.0	—	(12.0)				(12.0)
Stock-based employee compensation charges, net of tax of $0				35.1				35.1
Exercise of stock options, net of tax of $0		3.0	0.1	26.8				26.9
Common shares issued to Directors		—	—	0.7				0.7
Conversion of Convertible Senior Notes, net of tax of $3.1		47.1	0.2	(64.6)			467.2	402.8
Share repurchase(a)		(27.1)					(554.7)	(554.7)
December 31, 2013	$—	445.8	$4.5	$3,225.9	$(378.8)	$7.1	$(87.5)	$2,771.2
_______________________________________________________________________________

(a)
During the fourth quarter of 2013, Hertz Holdings repurchased a total of 3.877 million shares at an average price of $22.54 per share. In March 2013, Hertz Holdings repurchased 23.2 million shares at a price of $20.14.

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions of Dollars)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$346.2	$238.6	$183.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of revenue earning equipment	2,445.0	2,049.0	1,800.0
Depreciation of property and equipment	205.3	172.6	158.0
Amortization of other intangible assets	121.5	83.9	70.0
Amortization and write-off of deferred financing costs	55.8	54.1	92.2
Amortization and write-off of debt discount	12.5	28.9	38.1
Stock-based compensation charges	34.8	30.3	31.1
(Gain) loss on derivatives	1.6	4.3	(8.0)
Loss on disposal of business, net	4.1	46.3	—
(Gain) loss on revaluation of foreign denominated debt	—	2.5	(26.6)
Income from equity investments	(1.7)	—	—
Loss on extinguishment of debt	34.7	—	—
Impairment charges and other	40.0	—	—
Provision for losses on doubtful accounts	45.9	38.3	28.2
Asset writedowns	—	—	23.2
Deferred taxes on income	241.3	124.6	63.3
Gain on sale of property and equipment	(3.9)	(8.3)	(43.5)
Gain on revaluation of investment	—	(8.5)	—
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(34.7)	(149.2)	(73.6)
Inventories, prepaid expenses and other assets	(28.0)	(26.6)	1.0
Accounts payable	23.2	34.0	(1.1)
Accrued liabilities	25.2	(29.6)	(145.0)
Accrued taxes	24.5	28.8	13.4
Public liability and property damage	(3.7)	(4.3)	6.6
Net cash provided by operating activities	3,589.6	2,709.7	2,211.1
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(308.3)	(241.6)	(101.8)
Revenue earning equipment expenditures	(10,298.4)	(9,612.8)	(9,431.9)
Proceeds from disposal of revenue earning equipment	7,264.1	7,125.1	7,850.4
Property and equipment expenditures	(313.8)	(297.1)	(281.7)
Proceeds from disposal of property and equipment	73.0	122.0	53.8
Acquisitions, net of cash acquired	(254.0)	(1,904.6)	(227.1)
Purchase of short-term investments, net	—	—	(32.9)
Proceeds from disposal of business	—	84.5	—
Other investing activities	(1.4)	(1.8)	0.6
Net cash used in investing activities	$(3,838.8)	$(4,726.3)	$(2,170.6)
   The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Millions of Dollars)

	Years Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$1,774.7	$2,237.3	$3,062.5
Payment of long-term debt	(1,044.8)	(952.1)	(3,649.3)
Short-term borrowings:
Proceeds	596.4	438.4	460.9
Payments	(1,017.5)	(1,280.1)	(1,194.1)
Proceeds under the revolving lines of credit	9,511.6	6,463.6	5,106.8
Payments under the revolving lines of credit	(9,104.5)	(5,190.5)	(5,164.1)
Distributions to noncontrolling interest	—	—	(23.1)
Purchase of noncontrolling interest	—	(38.0)	—
Purchase of treasury shares	(554.7)	—	—
Proceeds from employee stock purchase plan	5.1	4.3	3.6
Proceeds from exercise of stock options	26.9	11.2	13.1
Proceeds from disgorgement of stockholder short-swing profits	—	—	0.1
Witholding taxes - restricted stock	(12.0)	(20.1)	(11.5)
Payment of financing costs	(54.3)	(49.4)	(91.5)
Net cash provided by (used in) financing activities	126.9	1,624.6	(1,486.6)
Effect of foreign exchange rate changes on cash and cash equivalents	—	5.7	3.7
Net change in cash and cash equivalents during the period	(122.3)	(386.3)	(1,442.4)
Cash and cash equivalents at beginning of period	545.5	931.8	2,374.2
Cash and cash equivalents at end of period	$423.2	$545.5	$931.8
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$651.0	$560.0	$640.6
Income taxes	70.9	71.7	49.6
Supplemental disclosures of non-cash flow information:
Purchases of revenue earning equipment included in accounts payable and accrued liabilities	$289.1	$247.0	$153.6
Sales of revenue earning equipment included in receivables	357.3	618.6	620.7
Purchases of property and equipment included in accounts payable	55.6	35.0	53.3
Sales of property and equipment included in receivables	16.6	0.9	41.8
Consideration for acquisitions and divestitures	22.9	—	—
Conversion of Convertible Senior Notes included in debt, common stock and additional paid-in capital	372.5	—	—
Capital leases included in revenue earning equipment, property and equipment and debt	52.4	130.3	64.2
Purchase of noncontrolling interest included in accounts payable	—	—	38.0
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
In May 2013, the Sponsors sold 49,800,405 shares of their remaining Hertz Holdings common stock to Goldman Sachs & Co. and J.P. Morgan Securities LLC as the underwriters in the registered public offering of those shares.
After giving effect to our initial public offering in November 2006, subsequent offerings and a March 2013 share repurchase, the Sponsors do not own any of the outstanding shares of common stock of Hertz Holdings, other than de minimus amounts held from time to time by the Sponsors and their affiliates in the ordinary course of business.
Rights Agreement
On December 30, 2013, the board of directors of Hertz Holdings declared a dividend of one preferred share purchase right for each outstanding share of Hertz Holdings common stock, to purchase from Hertz Holdings one ten-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of Hertz Holdings at a price of $115.00 per one ten-thousandth of a share of preferred stock, subject to adjustment as provided in the associated rights agreement. The description and terms of the preferred share purchase rights are set forth in a rights agreement, dated as of December 30, 2013, between Hertz Holdings and Computershare Trust Company, N.A., as rights agent.

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
Correction of Errors
We have revised our consolidated statement of cash flows for the years ended December 31, 2012 and 2011 to correctly present borrowings and repayments related to its revolving lines of credits on a gross basis. These amounts had previously been presented on a net basis within the financing section. This revision had no impact on the Company's total operating, investing or financing cash flows.
During the fourth quarter of 2013, we identified certain out of period errors totaling $46.3 million, of which $34.7 million ($21.0 million, net of tax) related to our previously issued consolidated financial statements for the years ended December 31, 2012, 2011 and prior. While these errors did not, individually or in the aggregate, result in a material misstatement of our previously issued consolidated financial statements, correcting these errors in the fourth quarter would have been material to the fourth quarter ended December 31, 2013. Accordingly, management has revised in this filing and will revise in subsequent quarterly filings on Form 10-Q its previously reported consolidated balance sheets and statements of operations as noted below. These recorded pre-tax adjustments relate to vendor incentives (reduced pre-tax income by $12.9 million in 2011 and $2.4 million in 2012) which had been accounted for as a reduction of marketing expenses instead of reducing the cost of revenue earning equipment, charges related to certain assets and allowances for doubtful accounts in Brazil (reduced pre-tax income by $4.4 million in 2010, $6.2 million in 2011 and $3.6 million in 2012), as well as other immaterial errors (decreased pre-tax income by $2.4 million in 2010 and $3.2 million in 2012, and increased pre-tax income by $0.4 million in 2011).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are recording the cumulative effect of these adjustments of $4.5 million for periods prior to 2011 as an increase of the previously reported December 31, 2010 accumulated deficit of $1,123.2 million resulting in a revised December 31, 2010 accumulated deficit of $1,127.7 million. These adjustments also cumulatively impacted the following consolidated balance sheet line items as of December 31, 2012:

•	Cash and cash equivalents (increased $12.3 million)

•	Restricted cash and cash equivalents (decreased $20.0 million)

•	Receivables (decreased $7.0 million)

•	Prepaid expenses and other assets (increased $19.2 million)

•	Revenue earning equipment, at cost (decreased $42.3 million)

•	Accumulated depreciation (decreased $30.5 million)

•	Other intangible assets (decreased $1.9 million)

•	Goodwill (decreased $12.5 million)

•	Accounts payable (increased $4.1 million)

•	Accrued liabilities (decreased $17.4 million)

•	Accrued taxes (increased $25.9 million)

•	Deferred taxes on income (decreased $13.3 million)
Total assets were revised from $23,286.0 million to $23,264.3 million, total liabilities from $20,778.7 million to $20,778.1 million, and total equity from $2,507.3 million to $2,486.2 million. For the year ended December 31, 2012, the corrections impact the classification of cash flows from operating activities (decreased $8.1 million), financing activities ($0.0 million) and investing activities (increased $20.4 million), resulting in an increase of $12.3 million in cash and cash equivalents. For the year ended December 31, 2011, the corrections impact the classification of cash flows from operating activities (decreased $22.4 million), financing activities ($0.0 million) and investing activities (increased $22.4 million), resulting in no change in cash and cash equivalents. The corrections have an immaterial impact on the cash flows from operating, investing or financing activities in our Statements of Cash Flows for the years ended December 31, 2012 and 2011. Further, the consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011 were only impacted by the changes in net income (loss) resulting from the corrections.
The following tables present the effect of this correction on our Consolidated Statements of Operations (in millions, except per share data):

	Year ended December 31, 2012				Year ended December 31, 2011
	As Previously Reported		Adjustment	As Revised	As Previously Reported		Adjustment	As Revised
Total revenues	$9,020.8		$4.1	$9,024.9	$8,298.4		$0.9	$8,299.3
Direct operating	4,795.8	(a)	10.2	4,806.0	4,566.4	(d)	6.7	4,573.1
Depreciation of revenue earning equipment and lease charges	2,148.2	(b)	(19.3)	2,128.9	1,905.7	(e)	(9.5)	1,896.2
Selling, general and administrative	945.7	(c)	22.4	968.1	745.3	(f)	22.4	767.7
Income before income taxes	450.6		(9.2)	441.4	324.3		(18.7)	305.6
(Provision) benefit for taxes on income	(207.5)		4.7	(202.8)	(128.5)		6.7	(121.8)
Net income	243.1		(4.5)	238.6	195.8		(12.0)	183.8
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	243.1		(4.5)	238.6	176.2		(12.0)	164.2
Earnings per share:
Basic	$0.58			$0.57	$0.42			$0.39
Diluted	$0.54			$0.53	$0.40			$0.37

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	Primarily consists of $3.6 million adjustments related to Brazil and certain reclassifications of $3.5 million to conform to the current presentation.

(b)	Primarily consists of $23.6 million adjustment related to vendor incentives.

(c)	Primarily consists of $25.9 million adjustment related to vendor incentives, offset by certain reclassifications of $3.5 million to conform to the current presentation.

(d)	Primarily consists of $6.2 million adjustment related to Brazil.

(e)	Primarily consists of $9.5 million adjustment related to vendor incentives.

(f)	Primarily consists of $22.4 million adjustment related to vendor incentives.

	(Unaudited)			(Unaudited)
	Three Months Ended March 31, 2013			Three Months Ended June 30, 2013
	As Previously Reported	Adjustment **	As Revised	As Previously Reported	Adjustment **	As Revised
Total revenues	$2,436.5	$0.4	$2,436.9	$2,714.6	$(5.4)	$2,709.2
Direct operating	1,351.2	7.7	1,358.9	1,405.9	8.3	1,414.2
Depreciation of revenue earning equipment and lease charges	587.0	(6.9)	580.1	641.1	(13.6)	627.5
Selling, general and administrative	251.7	(4.1)	247.6	275.0	5.9	280.9
Other (income) expense, net	(0.6)	2.3	1.7	(1.1)	—	(1.1)
Income before income taxes	72.3	1.4	73.7	211.9	(6.0)	205.9
(Provision) benefit for taxes on income	(54.3)	(3.6)	(57.9)	(90.5)	5.4	(85.1)
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	18.0	(2.2)	15.8	121.4	(0.6)	120.8
Earnings per share:
Basic	$0.04		$0.04	$0.30		$0.30
Diluted	$0.04		$0.04	$0.27		$0.27

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	(Unaudited)
	Six Months Ended June 30, 2013
	As Previously Reported	Adjustment **	As Revised
Total revenues	$5,151.2	$(5.0)	$5,146.2
Direct operating	2,757.1	16.0	2,773.1
Depreciation of revenue earning equipment and lease charges	1,228.1	(20.5)	1,207.6
Selling, general and administrative	526.7	1.8	528.5
Other (income) expense, net	(1.7)	2.3	0.6
Income before income taxes	284.2	(4.6)	279.6
(Provision) benefit for taxes on income	(144.8)	1.8	(143.0)
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	139.4	(2.8)	136.6
Earnings per share:
Basic	$0.34		$0.33
Diluted	$0.31		$0.31
** Refer to explanations (g) through (i) mentioned below for the nine months ended September 30, 2013.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	(Unaudited)			(Unaudited)
	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	As Previously Reported	Adjustment **	As Revised	As Previously Reported		Adjustment	As Revised
Total revenues	$3,069.4	$—	$3,069.4	$8,220.6		$(5.0)	$8,215.6
Direct operating	1,525.4	14.1	1,539.5	4,282.6	(g)	30.1	4,312.7
Depreciation of revenue earning equipment and lease charges	676.7	(1.8)	674.9	1,904.8	(h)	(22.3)	1,882.5
Selling, general and administrative	276.8	(5.3)	271.5	803.5	(i)	(3.5)	800.0
Other (income) expense, net	83.4	—	83.4	81.7		2.3	84.0
Income before income taxes	328.3	(7.0)	321.3	612.4		(11.6)	600.8
(Provision) benefit for taxes on income	(113.6)	2.5	(111.1)	(258.3)		4.3	(254.0)
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	214.7	(4.5)	210.2	354.1		(7.3)	346.8
Earnings per share:
Basic	$0.51		$0.49	$0.86			$0.84
Diluted	$0.47		$0.46	$0.78			$0.76
_______________________________________________________________________________

(g)	Primarily consists of $3.1 million adjustments related to under accruals and certain reclassifications of $23.1 million to conform to the current presentation.

(h)	Primarily consists of $22.1 million adjustment related to vendor incentives.

(i)	Primarily consists of $21.2 million adjustment related to vendor incentives, offset by certain reclassifications of $23.1 million to conform to the current presentation.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	(Unaudited)			(Unaudited)
	Three Months Ended March 31, 2012			Three Months Ended June 30, 2012
	As Previously Reported	Adjustment *	As Revised	As Previously Reported	Adjustment *	As Revised
Total revenues	$1,960.9	$0.8	$1,961.7	$2,225.1	$1.1	$2,226.2
Direct operating	1,114.1	0.9	1,115.0	1,188.9	5.3	1,194.2
Depreciation of revenue earning equipment and lease charges	515.1	(6.4)	508.7	519.8	(5.3)	514.5
Selling, general and administrative	207.8	6.2	214.0	206.6	11.8	218.4
(Loss) income before income taxes	(36.8)	0.1	(36.7)	158.7	(10.7)	148.0
(Provision) benefit for taxes on income	(19.5)	(0.1)	(19.6)	(65.8)	5.7	(60.1)
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	(56.3)	—	(56.3)	92.9	(5.0)	87.9
Earnings (loss) per share:
Basic	$(0.13)		$(0.13)	$0.22		$0.21
Diluted	$(0.13)		$(0.13)	$0.21		$0.20

	(Unaudited)
	Six Months Ended June 30, 2012
	As Previously Reported	Adjustment *	As Revised
Total revenues	$4,186.1	$1.9	$4,188.0
Direct operating	2,303.1	6.2	2,309.3
Depreciation of revenue earning equipment and lease charges	1,034.9	(11.7)	1,023.2
Selling, general and administrative	414.3	18.0	432.3
Income before income taxes	121.9	(10.6)	111.3
(Provision) benefit for taxes on income	(85.3)	5.6	(79.7)
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	36.6	(5.0)	31.6
Earnings per share:
Basic	$0.09		$0.08
Diluted	$0.08		$0.07

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	(Unaudited)			(Unaudited)
	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Previously Reported	Adjustment *	As Revised	As Previously Reported	Adjustment *	As Revised
Total revenues	$2,516.2	$1.0	$2,517.2	$6,702.3	$2.9	$6,705.2
Direct operating	1,241.1	(3.1)	1,238.0	3,544.2	3.1	3,547.3
Depreciation of revenue earning equipment and lease charges	560.5	(3.8)	556.7	1,595.4	(15.5)	1,579.9
Selling, general and administrative	201.0	3.7	204.7	615.3	21.7	637.0
Other (income) expense, net
Income before income taxes	368.9	4.2	373.1	490.8	(6.4)	484.4
(Provision) benefit for taxes on income	(126.0)	(3.3)	(129.3)	(211.3)	2.3	(209.0)
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	242.9	0.9	243.8	279.5	(4.1)	275.4
Earnings per share:
Basic	$0.58		$0.58	$0.67		$0.66
Diluted	$0.55		$0.55	$0.63		$0.62

	(Unaudited)
	Three Months Ended December 31, 2012
	As Previously Reported	Adjustment *	As Revised
Total revenues	$2,318.5	$1.2	$2,319.7
Direct operating	1,250.6	7.1	1,257.7
Depreciation of revenue earning equipment and lease charges	553.8	(3.8)	550.0
Selling, general and administrative	330.4	0.7	331.1
Loss before income taxes	(40.3)	(2.8)	(43.1)
(Provision) benefit for taxes on income	3.9	2.4	6.3
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	(36.4)	(0.4)	(36.8)
Earnings (loss) per share:
Basic	$(0.09)		$(0.09)
Diluted	$(0.09)		$(0.09)
_______________________________________________________________________________
* Refer to explanations (a) through (c) mentioned above for the year ended December 31, 2012.

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
Revenue Recognition
Rental and rental related revenue (including cost reimbursements from customers where we consider ourselves to be the principal versus an agent) are recognized over the period the revenue earning equipment is rented or leased based on the terms of the rental or leasing contract. Maintenance management administrative fees are recognized monthly and maintenance management service revenue is recognized when services are performed. Revenue related to new equipment sales and consumables is recognized at the time of delivery to, or pick-up by, the customer and when collectability is reasonably assured. Fees from our franchisees are recognized over the period the underlying franchisees' revenue is earned (over the period the franchisees' revenue earning equipment is rented). Certain truck and equipment leases are originated with the intention of syndicating to banks, and upon the sale of rights to these direct financing leases, the net gain is recorded in revenue.
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
Property and Equipment
Property and equipment are stated at cost and are depreciated utilizing the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the estimated useful lives of the related assets or leases, whichever is shorter. Useful lives are as follows:

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Buildings	5 to 50 years
Furniture and fixtures	1 to 15 years
Capitalized internal use software	1 to 10 years
Service cars and service equipment	1 to 13 years
Other intangible assets	3 to 10 years
Leasehold improvements	The shorter of their economic lives or the lease term
We follow the practice of charging maintenance and repairs, including the cost of minor replacements, to maintenance expense accounts. Costs of major replacements of units of property are capitalized to property and equipment accounts and depreciated on the basis indicated above. Gains and losses on dispositions of property and equipment are included in income as realized. During the years ended December 31, 2013 and 2012, gains from the dispositions of property and equipment of $3.9 million and $8.3 million, respectively, were included in our consolidated statements of operations.
Revenue Earning Equipment
Revenue earning equipment is stated at cost, net of related discounts. Holding periods are as follows:

Cars	4 to 36 months
Other equipment	24 to 108 months
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
Foreign Currency Translation and Transactions
Assets and liabilities of international subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related translation adjustments are reflected in “Accumulated other comprehensive loss” in the equity section of our consolidated balance sheets. As of December 31, 2013 and 2012, the accumulated foreign currency translation gain was $54.8 million and $102.3 million, respectively. Foreign currency gains and losses resulting from transactions are included in earnings.
Derivative Instruments
We are exposed to a variety of market risks, including the effects of changes in interest rates, gasoline and diesel fuel prices and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. We account for all derivatives in accordance with GAAP, which requires that all derivatives be recorded on the balance sheet as either assets or liabilities measured at their fair value. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of December 31, 2013, we did not have any outstanding derivative instruments designated as fair value or cash flow hedges. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income (loss). Amounts included in accumulated other comprehensive income (loss) for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recognized currently in earnings within the same line item as the hedged item, based upon the nature of the hedged item. For derivative instruments that are not part of a qualified hedging relationship, the changes in their fair value are recognized currently in earnings. See Note 15—Financial Instruments and Fair Value Measurements.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising
Advertising and sales promotion costs are expensed the first time the advertising or sales promotion takes place. Advertising costs are reflected as a component of “Selling, general and administrative” in our consolidated statements of operations and for the years ended December 31, 2013, 2012 and 2011 were $213.1 million, $183.9 million and $168.2 million, respectively.
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with FASB ASC Topic 350, “Intangibles—Goodwill and Other,” or “ASC 350,” at the reporting unit level which is one level below our operating segments. The assessment of goodwill impairment is conducted by estimating and comparing the fair value of our reporting units, as defined in ASC 350, to their carrying value as of that date. The fair value is estimated using an income approach whereby the fair value of the reporting unit is based on the future cash flows that each reporting unit's assets can be expected to generate. Future cash flows are based on forward-looking information regarding market share and costs for each reporting unit and are discounted using an appropriate discount rate. Future discounted cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. The test for impairment is conducted annually each October 1st, and more frequently if events occur or circumstances change that indicate that the fair value of a reporting unit may be below its carrying amount.
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
Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. We have estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected life, dividend yield and risk-free interest rate. See Note 7—Stock-Based Compensation.
We are using equity accounting for restricted stock unit and performance stock unit awards. For restricted stock units the expense is based on the grant-date fair value of the stock and the number of shares that vest, recognized over the service period. For performance stock units the expense is based on the grant-date fair value of the stock, recognized over a two to four year service period depending upon a performance condition. For performance stock units, we re-assess the probability of achieving the applicable performance condition each reporting period and adjust the recognition of expense accordingly. The performance condition is not considered in determining the grant date fair value.
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
Recently Issued Accounting Pronouncements
In March 2013, the FASB issued Accounting Standards Update, or "ASU," No. 2013-05, “Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” or “ASU 2013-05”, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for reporting periods beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. This accounting guidance is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," an amendment to FASB ASC Topic 740, Income Taxes, or "FASB ASC Topic 740." This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. This accounting guidance is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.
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
At October 1, 2013, 2012 and 2011, we performed our annual goodwill impairment test and determined that the respective book values of our reporting units did not exceed their estimated fair values and therefore no impairment existed for the years ended December 31, 2013, 2012 and 2011.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the changes in our goodwill, by segment (in millions of dollars):

	U.S. Car Rental	International Car Rental	Worldwide Equipment Rental	All Other Operations	Total
Balance as of January 1, 2013
Goodwill	$997.0	$245.1	$772.4	$35.8	$2,050.3
Accumulated impairment losses	—	(46.1)	(674.9)	—	(721.0)
	997.0	199.0	97.5	35.8	1,329.3

Goodwill acquired during the period	0.6	3.4	—	—	4.0
Adjustments to previously recorded purchase price allocation(a)	13.2	—	—	—	13.2
Other changes during the period(b)	—	1.0	—	—	1.0
	13.8	4.4	—	—	18.2

Balance as of December 31, 2013
Goodwill	1,010.8	249.5	772.4	35.8	2,068.5
Accumulated impairment losses	—	(46.1)	(674.9)	—	(721.0)
	$1,010.8	$203.4	$97.5	$35.8	$1,347.5

	U.S. Car Rental	International Car Rental	Worldwide Equipment Rental	All Other Operations	Total
Balance as of January 1, 2012
Goodwill	$122.5	$245.7	$693.8	$51.1	$1,113.1
Accumulated impairment losses	—	(46.1)	(674.9)	—	(721.0)
	122.5	199.6	18.9	51.1	392.1

Goodwill acquired during the period	875.3	—	79.0	—	954.3
Adjustments to previously recorded purchase price allocation(c)	—	—	—	(15.3)	(15.3)
Other changes during the period(b)	(0.8)	(0.6)	(0.4)	—	(1.8)
	874.5	(0.6)	78.6	(15.3)	937.2

Balance as of December 31, 2012
Goodwill	997.0	245.1	772.4	35.8	2,050.3
Accumulated impairment losses	—	(46.1)	(674.9)	—	(721.0)
	$997.0	$199.0	$97.5	$35.8	$1,329.3
_______________________________________________________________________________

(a)	Consists of adjustments related to certain liabilities, contracts and deferred tax during 2013.

(b)	Primarily consists of changes resulting from disposals and the translation of foreign currencies at different exchange rates from the beginning of the period year to the end of the year.

(c)	Consists of deferred tax adjustments recorded during 2012.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets, net, consisted of the following major classes (in millions of dollars):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$693.1	$(502.2)	$190.9
Concession rights	411.3	(49.5)	361.8
Other(1)	62.8	(37.6)	25.2
Total	1,167.2	(589.3)	577.9
Indefinite-lived intangible assets:
Trade name	3,330.0	—	3,330.0
Other(3)	20.1	—	20.1
Total	3,350.1	—	3,350.1
Total other intangible assets, net	$4,517.3	$(589.3)	$3,928.0

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$693.1	$(433.8)	$259.3
Concession rights	406.0	(5.0)	401.0
Other(2)	53.1	(28.8)	24.3
Total	1,152.2	(467.6)	684.6
Indefinite-lived intangible assets:
Trade name	3,330.0	—	3,330.0
Other(3)	15.6	—	15.6
Total	3,345.6	—	3,345.6
Total other intangible assets, net	$4,497.8	$(467.6)	$4,030.2
______________________________________________________________________________

(1)	Other amortizable intangible assets primarily include Donlen trade name, non-compete agreements and technology-related intangibles.

(2)	Other amortizable intangible assets primarily consisted of our Advantage trade name, Donlen trade name, non-compete agreements and technology-related intangibles.

(3)	Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.
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
Generally, our trademarks and trade names are expected to generate cash flows indefinitely. Consequently, these assets were classified as indefinite-lived intangibles and accordingly are not amortized but reviewed for impairment annually, or sooner under certain circumstances. Prior to the goodwill testing discussed above, we tested our intangible assets with indefinite lives. The test for impairment requires us to compare the fair value of our indefinite-lived intangible assets to the carrying value of those assets. In situations where the carrying value exceeds the fair value of the intangible asset, an impairment loss equal to the difference is recognized. We estimate the fair value of our indefinite-lived intangible assets using an income approach based on discounted cash flows.
At October 1, 2013, 2012 and 2011, we performed our annual test of recoverability of indefinite-lived intangible assets. We determined that the respective book values of our indefinite-lived intangible assets did not exceed their estimated fair values and therefore no impairment existed.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of other intangible assets for the years ended December 31, 2013, 2012 and 2011 was approximately $121.5 million, $83.9 million and $70.0 million, respectively. Based on our amortizable intangible assets as of December 31, 2013, we expect amortization expense to be approximately $119.8 million in 2014, $116.2 million in 2015, $66.7 million in 2016, $54.0 million in 2017 and $52.9 million in 2018.
Note 4—Business Combinations and Divestitures
Dollar Thrifty Acquisition
On November 19, 2012, Hertz Holdings completed the Dollar Thrifty acquisition pursuant to the terms of the Merger Agreement with Dollar Thrifty and Merger Sub, a wholly owned Hertz subsidiary. In accordance with the terms of the Merger Agreement, Merger Sub completed a tender offer in which it purchased a majority of the shares of Dollar Thrifty common stock then outstanding at a price equal to $87.50 per share in cash. Merger Sub subsequently acquired the remaining shares of Dollar Thrifty common stock by means of a short-form merger in which such shares were converted into the right to receive the same $87.50 per share in cash paid in the tender offer. The total purchase price was approximately $2,592 million, which comprised of $2,551 million of cash, including our use of approximately $404 million of cash and cash equivalents available from Dollar Thrifty, and the fair value of our previously held equity interest in Dollar Thrifty of $41 million. As a result of re-measuring to fair value our equity interest previously held in Dollar Thrifty immediately before the acquisition date, we recognized a gain of approximately $8.4 million in our consolidated statements of operations within "Other (income) expense, net." As a condition of the Merger Agreement, and pursuant to a divestiture agreement reached with the Federal Trade Commission, Hertz divested its Simply Wheelz subsidiary, which owned and operated the Advantage brand, and secured for the buyer of Advantage certain Dollar Thrifty on-airport car rental concessions. Dollar Thrifty is now a wholly-owned subsidiary of Hertz.
The purchase price of Dollar Thrifty was funded with (i) cash proceeds of $1,950 million received by Hertz from its issuance of $1,950 million in aggregate principal amount of Senior Notes and Term Loans, (ii) approximately $404 million of acquired cash and cash equivalents from Dollar Thrifty, and (iii) the balance funded by Hertz's existing cash.
The Dollar Thrifty acquisition has been accounted for utilizing the acquisition method, which requires an allocation of the purchase price of the acquired entity to the assets acquired and liabilities assumed based on their estimated fair values from a market-participant perspective at the date of acquisition. The allocation of the purchase price has been finalized as of November 19, 2013 as reflected within these consolidated financial statements. The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. The fair values of acquired trade names and concession agreements were estimated using the income approach which values the subject asset using the projected cash flows to be generated by the asset, discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach was utilized in combination with the market approach to estimate the fair values of property, plant and equipment and reflects the estimated reproduction or replacement costs for the assets, less an allowance for loss in value due to depreciation. The cost approach was utilized in combination with the market approach to estimate the fair values of most working capital accounts.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the fair values of the assets acquired and liabilities assumed in the acquisition based on their estimated fair values as of the close of the acquisition (in millions):

Cash and cash equivalents	$535
Restricted cash and cash equivalents	307
Receivables	170
Inventories	8
Prepaid expenses and other assets	41
Revenue earning equipment	1,614
Property and equipment	119
Other intangible assets	1,545
Other assets	35
Goodwill	889
Accounts payable	(43)
Accrued liabilities	(298)
Deferred taxes on income	(846)
Debt	(1,484)
Total	$2,592

Adjustments to the preliminary purchase price allocation were made to reflect finalized estimates of the fair value of the assets acquired and liabilities assumed at November 19, 2012. These revisions primarily related to valuation of certain contracts, accrued liabilities and income taxes, and the resulting changes to goodwill. Prior period financial statements were not revised for these adjustments as they would not have had a material impact on the prior period reported operating results and financial condition.
The identifiable intangible assets of $1,545 million consist of $1,140 million of trade names with an indefinite life and $405 million of concession agreements. The concession agreements will be amortized over their expected useful lives of nine years on a straight-line basis.
The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $889 million which is attributable to the synergies and economies of scale provided to a market participant. The goodwill recorded in connection with this transaction is not deductible for income tax purposes. All such goodwill is reported in the U.S. car rental segment.
Donlen Acquisition
On September 1, 2011, Hertz acquired 100% of the equity of Donlen, a leading provider of fleet leasing and management services. Donlen provides Hertz with an immediate leadership position in long-term car, truck and equipment leasing and fleet management, which enables us to present our customers a complete portfolio of transportation solutions and the enhanced ability to cross sell to each others' customer base. This transaction is part of the overall growth strategy of Hertz to provide the most flexible transportation programs for corporate and general consumers. Additionally, Donlen brings to Hertz a specialized consulting and technology expertise that will enable us to model, measure and manage fleet performance more effectively and efficiently. The combination of the strategic fit and expected fleet synergies described above are the primary drivers behind the excess purchase price paid over the fair value of the assets and liabilities acquired. All such goodwill recognized as part of this acquisition is reported in our all other operations segment.
The total purchase price was $250 million. None of the goodwill recognized as part of this acquisition is expected to be deductible for tax purposes.

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
The pro forma information for December 31, 2011 combines the historical results of Hertz Holdings for fiscal 2011 and the historical results of Donlen for the period January 1 to September 1, 2011.
The unaudited pro forma financial information for the years ended December 31, 2012 and 2011 was as follows (in millions):

	Revenue *	Earnings *
Actual from 09/01/11 - 12/31/11 (Donlen only)(1)	$142.0	$2.0
Actual from 11/19/12 - 12/31/12 (Dollar Thrifty only)(2)	170.6	(25.9)
2012 supplemental pro forma from 1/1/12 - 12/31/12 (combined entity)(3)	10,197.4	404.6
2011 supplemental pro forma from 1/1/11 - 12/31/11 (combined entity)(4)	9,920.5	188.7
__________________________________
*    The pro forma information has been revised to reflect the correction of errors for the years ended December 31, 2012 and 2011.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2013, we added twenty seven locations by re-acquiring former franchisees and three locations through external acquisitions in our domestic and international car rental operations. These acquisitions are not material to our consolidated financial statements for the year ended December 31, 2013.
Divestitures
Divestiture of Selected Dollar Thrifty Airport Locations
In order to obtain regulatory approval and clearance for the Dollar Thrifty acquisition, Hertz agreed to dispose of Advantage, and to secure for the buyer of Advantage certain on-airport car rental concessions and related assets at certain locations where Dollar Thrifty operated at least one of its brands. As of December 31, 2013, Hertz completed the transfer of most of these Dollar Thrifty locations and had a remaining reserve for estimated support payments of $2.8 million.
Advantage Divestiture
Pursuant to the terms of a purchase agreement, or the "Simply Wheelz Purchase Agreement," on December 12, 2012, Hertz completed the sale of Simply Wheelz LLC, or the “Advantage divestiture,” a wholly owned subsidiary of Hertz that operated our Advantage Rent A Car business, or “Advantage,” for approximately $16.0 million, plus the value of current assets as of the closing date, which was approximately $3.6 million. Pursuant to the terms of a support agreement, or the "Simply Wheelz Support Agreement," Hertz also agreed to provide financial support to the buyer of Advantage in the amount of $17.0 million over a period of three years from the closing date (with the present value of $15.6 million as of December 31, 2012). As a result of the Advantage divestiture, Hertz realized a loss (before income taxes) of approximately $31.4 million as of December 31, 2012.
To assist the buyer of Advantage in securing alternative fleet financing arrangements, Hertz entered into a senior note credit agreement (the “Simply Wheelz Credit Agreement”), pursuant to which Hertz agreed, subject to certain conditions, to loan Simply Wheelz, on a senior unsecured basis, up to $45.0 million over 5 years (2.5 years weighted average life) at varied interest rates up to 13% over the life of the loan. Further, Hertz agreed to sublease vehicles to the buyer of Advantage for use in continuing the operations of Advantage, for a period no longer than two years from the closing date. As such, Hertz had significant continuing involvement in the operations of the disposed Advantage business. Therefore, the operating results associated with the Advantage business are classified as part of our continuing operations in the consolidated statements of operations for all periods presented.
In October 2013, Simply Wheelz's parent Franchise Services of North America, or "FSNA," requested that Hertz forbear from seeking collection of all amounts owed to it by Simply Wheelz and agree to renegotiate certain aspects of the commercial arrangements with Hertz, including the financial terms on which Hertz was subleasing vehicles to Simply Wheelz. On November 2, 2013, Hertz terminated the applicable sublease contracts, and on November 5, 2013, Simply Wheelz filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.
Pursuant to Sections 363 and 365 of the Bankruptcy Code, Simply Wheelz has agreed to sell substantially all of its assets to The Catalyst Capital Group Inc., or “Catalyst.” On December 16, 2013, in connection with Simply Wheelz’s bankruptcy proceedings, Hertz entered into a settlement agreement with Simply Wheelz, FSNA, Catalyst and certain other parties thereto, which provides Simply Wheelz and Catalyst with, among other things, the right to continue to use the vehicles subject to the Hertz subleases in exchange for certain payments and the orderly return of such vehicles to Hertz. In addition, the Simply Wheelz Purchase Agreement, the Simply Wheelz Support Agreement and the Simply Wheelz Credit Agreement, which had no amounts outstanding at the time, were terminated.
Note 5—Debt
Our debt consists of the following (in millions of dollars):

Facility	Average Interest Rate at December 31, 2013(1)	Fixed or Floating Interest Rate	Maturity	December 31, 2013	December 31, 2012
Corporate Debt
Senior Term Facility	3.26%	Floating	3/2018	$2,104.2	$2,125.5
Senior ABL Facility	3.06%	Floating	3/2016	288.9	195.0
Senior Notes(2)	6.58%	Fixed	4/2018–10/2022	3,899.8	3,650.0
Promissory Notes	6.96%	Fixed	8/2014–1/2028	48.7	48.7

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility	Average Interest Rate at December 31, 2013(1)	Fixed or Floating Interest Rate	Maturity	December 31, 2013	December 31, 2012
Convertible Senior Notes	5.25%	Fixed	6/2014	84.6	474.7
Other Corporate Debt	3.86%	Floating	Various	77.1	88.7
Unamortized Net (Discount) Premium (Corporate)(3)				0.5	(37.3)
Total Corporate Debt				6,503.8	6,545.3
Fleet Debt
HVF U.S. ABS Program
HVF U.S. Fleet Variable Funding Notes:
HVF Series 2009-1(4)	0.99%	Floating	11/2015	60.0	2,350.0
				60.0	2,350.0
HVF U.S. Fleet Medium Term Notes
HVF Series 2009-2(4)	5.37%	Fixed	3/2013–3/2015	807.5	1,095.9
HVF Series 2010-1(4)	4.03%	Fixed	2/2014–2/2018	576.8	749.8
HVF Series 2011-1(4)	2.86%	Fixed	3/2015–3/2017	598.0	598.0
HVF Series 2013-1(4)	1.68%	Fixed	8/2016–8/2018	950.0	—
				2,932.3	2,443.7
RCFC U.S. ABS Program
RCFC U.S. Fleet Variable Funding Notes
RCFC Series 2010-3 Notes(4)(5)(6)	N/A	Floating	N/A	—	519.0
RCFC U.S. Fleet Medium Term Notes
RCFC Series 2011-1 Notes(4)(5)	2.81%	Fixed	2/2015	500.0	500.0
RCFC Series 2011-2 Notes(4)(5)	3.21%	Fixed	5/2015	400.0	400.0
				900.0	1,419.0
HVF II U.S. ABS Program
HVF II U.S. Fleet Variable Funding Notes:
HVF II Series 2013-A(4)	1.02%	Floating	11/2015	2,380.0	—
HVF II Series 2013-B(4)	1.02%	Floating	11/2015	585.0	—
				2,965.0	—
Donlen ABS Program
Donlen GN II Variable Funding Notes(4)	N/A	Floating	12/2013	—	899.3
HFLF Variable Funding Notes
HFLF Series 2013-1 Notes(4)	1.05%	Floating	9/2014	280.1	—
HFLF Series 2013-2 Notes(4)	1.16%	Floating	9/2015	206.0	—
				486.1	899.3
HFLF Medium Term Notes
HFLF Series 2013-A Notes(4)	0.79%	Floating	9/2016–11/2016	500.0	—
				500.0	—

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility	Average Interest Rate at December 31, 2013(1)	Fixed or Floating Interest Rate	Maturity	December 31, 2013	December 31, 2012
Other Fleet Debt
U.S. Fleet Financing Facility	2.92%	Floating	9/2015	153.0	166.0
European Revolving Credit Facility	2.97%	Floating	6/2015	302.5	185.3
European Fleet Notes	4.375%	Fixed	1/2019	584.3	—
Former European Fleet Notes	8.50%	Fixed	3/2015	—	529.4
European Securitization(4)	2.61%	Floating	7/2014	280.5	242.2
Hertz-Sponsored Canadian Securitization(4)	2.15%	Floating	3/2014	88.7	100.5
Dollar Thrifty-Sponsored Canadian Securitization(4)(5)	2.14%	Floating	8/2014	38.3	55.3
Australian Securitization(4)	3.94%	Floating	12/2014	110.9	148.9
Brazilian Fleet Financing Facility	14.05%	Floating	10/2014	12.3	14.0
Capitalized Leases	4.09%	Floating	Various	385.4	337.6
Unamortized Premium (Fleet)				6.3	12.1
				1,962.2	1,791.3
Total Fleet Debt				9,805.6	8,903.3
Total Debt				$16,309.4	$15,448.6
_______________________________________________________________________________

(1)	As applicable, reference is to the December 31, 2013 weighted average interest rate (weighted by principal balance).

(2)
References to our "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below. As of December 31, 2013 and December 31, 2012, the outstanding principal amount for each such series of the Senior Notes is also specified below.

	Outstanding Principal (in millions)
Senior Notes	December 31, 2013	December 31, 2012
4.25% Senior Notes due April 2018	$250.0	$—
7.50% Senior Notes due October 2018	700.0	700.0
6.75% Senior Notes due April 2019	1,250.0	1,250.0
5.875% Senior Notes due October 2020	699.8	700.0
7.375% Senior Notes due January 2021	500.0	500.0
6.25% Senior Notes due October 2022	500.0	500.0
	$3,899.8	$3,650.0

(3)	As of December 31, 2013 and 2012, $2.7 million and $40.6 million, respectively, of the unamortized corporate discount relates to the 5.25% Convertible Senior Notes.

(4)
Maturity reference is to the "expected final maturity date" as opposed to the subsequent "legal maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness expect the relevant indebtedness to be repaid, which in the case of the HFLF Medium Term Notes was based upon various assumptions made at the time of the pricing of such notes. The legal final maturity date is the date on which the relevant indebtedness is legally due and payable.

(5)	RCFC U.S. ABS Program and the Dollar Thrifty-Sponsored Canadian Securitization represent fleet debt acquired in connection with the Dollar Thrifty acquisition on November 19, 2012.

(6)	In connection with the closing of the existing HVF II U.S. Fleet Variable Funding Notes, the existing RCFC Series 2010-3 noteholders were paid off.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities
The nominal amounts of maturities of debt for each of the twelve-month periods ending December 31 (in millions of dollars) are as follows:

2014	$2,053.3	(including $927.2 of other short-term borrowings*)
2015	$5,284.5
2016	$1,367.5
2017	$366.0
2018	$3,643.5
After 2018	$3,587.8
_______________________________________________________________________________

*
Our short-term borrowings as of December 31, 2013 include, among other items, the Convertible Senior Notes which became convertible on January 1, 2013 and remain as such through March 31, 2014, the amounts outstanding under the European Securitization, Hertz-Sponsored Canadian Securitization, Dollar Thrifty-Sponsored Canadian Securitization, Australian Securitization and Brazilian Fleet Financing Facility. As of December 31, 2013, short-term borrowings had a weighted average interest rate of 3.4%. In February 2014, the Hertz-Sponsored Canadian Securitization and Dollar Thrifty-Sponsored Canadian Securitization had been extended to March 2015. See Note 19—Subsequent Events.

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
Letters of Credit
As of December 31, 2013, there were outstanding standby letters of credit totaling $644.9 million. Of this amount, $619.1 million was issued under the Senior Credit Facilities. As of December 31, 2013, none of these letters of credit have been drawn upon.
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
The Incremental Term Loans are secured by the same collateral and guaranteed by the same guarantors as the previously existing term loans under the Senior Term Facility. The Incremental Term Loans will, like the previously existing term loans under the Senior Term Facility, mature on March 11, 2018 and the interest rate per annum applicable thereto will be the same as such previously existing term loans prior to the subsequent repricing mentioned below. The other terms of the Incremental Term Loans are also generally the same.
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
Senior ABL Facility: In March 2011, Hertz, HERC, and certain other of our subsidiaries entered into a credit agreement that provides for aggregate maximum borrowings of $1,800.0 million (subject to borrowing base availability) on a revolving basis under an asset-based revolving credit facility. We refer to this facility, as amended, from time to time, as the “Senior ABL Facility.” Up to $1,500.0 million of the Senior ABL Facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation. Subject to the satisfaction of certain conditions and limitations, the Senior ABL Facility allows for the addition of incremental revolving and/or term loan commitments. In addition, the Senior ABL Facility permits Hertz to increase the amount of commitments under the Senior ABL Facility with the consent of each lender providing an additional commitment, subject to satisfaction of certain conditions.
We refer to the Senior Term Facility and the Senior ABL Facility together as the “Senior Credit Facilities.” Hertz's obligations under the Senior Credit Facilities are guaranteed by its immediate parent (Hertz Investors, Inc.) and most of its direct and indirect domestic subsidiaries (subject to certain exceptions, including Hertz International Limited, which ultimately owns entities carrying on most of our international operations, and subsidiaries involved in the HVF U.S. Asset-Backed Securities, or "ABS," Program, the HVF II U.S. ABS Program, the Donlen ABS Program and the RCFC U.S. ABS Program). In addition, the obligations of the “Canadian borrowers” under the Senior ABL Facility are guaranteed by their respective subsidiaries, subject to certain exceptions.
The lenders under the Senior Credit Facilities have been granted a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective domestic subsidiaries (subject, in each case, to certain exceptions, including certain vehicles). Each of the Senior Credit Facilities permits the incurrence of future indebtedness secured on a basis either equal to or subordinated to the liens securing the applicable Senior Credit Facility or on an unsecured basis. In February 2013 and March 2013, we added Dollar Thrifty and certain of its subsidiaries as guarantors under certain of our debt instruments and credit facilities, including the Senior Term Facility and in February 2014, we added Firefly Rent A Car LLC as a guarantor under certain of our debt instruments and credit facilities, including the Senior Term Facility.
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
Under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2013, we were not subject to such contractually specified fixed charge coverage ratio.
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
In July 2013, we increased the aggregate maximum borrowings under the Senior ABL Facility by $65.0 million (subject to borrowing base availability).
Senior Notes
In March 2012, Hertz issued an additional $250.0 million aggregate principal amount of the 6.75% Senior Notes due 2019. The proceeds of this March 2012 offering were used in March 2012 in part to redeem $162.3 million principal amount of Hertz's outstanding 8.875% Senior Notes due 2014 which resulted in the write-off of unamortized debt costs of $1.2 million recorded in "Interest expense" on our consolidated statement of operations. The remainder of the proceeds of this March 2012 offering, along with cash on hand or drawings under the Senior ABL Facility were used to redeem €213.5 million ($286.0 million) of Hertz's outstanding 7.875% Senior Notes due 2014, which resulted in the write-off of unamortized debt costs of $2.0 million recorded in "Interest expense" on our consolidated statement of operations.
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
Hertz's obligations under the indentures for the Senior Notes are guaranteed by each of its direct and indirect domestic subsidiaries that are guarantors under the Senior Term Facility. The guarantees of all of the Subsidiary Guarantors may be released to the extent such subsidiaries no longer guarantee our Senior Credit Facilities in the United States. HERC may also be released from its guarantee under the outstanding Senior Notes at any time at which no event of default under the related indenture has occurred and is continuing, notwithstanding that HERC may remain a subsidiary of Hertz. In February 2013 and March 2013, we added Dollar Thrifty and certain of its subsidiaries as guarantors under certain of our debt instruments and credit facilities including the Senior Notes and in February 2014, we added Firefly Rent A Car LLC as a guarantor under certain of our debt instruments and credit facilities, including the Senior Notes.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Promissory Notes
References to our “Promissory Notes” relate to our promissory notes issued under three separate indentures prior to the acquisition on December 21, 2005, by the Sponsors.
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
We have a policy of settling the conversion of our Convertible Senior Notes using 100% shares of Hertz Holdings common stock. Proceeds from the offering of the Convertible Senior Notes were allocated between “Debt” and “Additional paid-in capital.” The value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the Convertible Senior Notes and the amount reflected as a debt liability was recorded as “Additional paid-in capital.” As a result, at issuance the debt was recorded at a discount of $117.9 million reflecting that its coupon was below the market yield for a similar security without the conversion feature at issuance. The debt is subsequently accreted to its par value over its expected life, with the market rate of interest at issuance being reflected in the statements of operations. The effective interest rate on the Convertible Senior Notes on the issuance date was 12%.
On January 1, 2013, our Convertible Senior Notes became convertible again. This conversion right was triggered because our closing common stock price per share exceeded $10.77 for at least 20 trading days during the 30 consecutive trading day period ending on December 31, 2012. Our stock price has remained above $10.77 since then, so the Convertible Senior Notes continue to be convertible through at least March 31, 2014 and may be convertible thereafter, if our stock price remains above $10.77 or any of the other conversion conditions specified in the indenture is satisfied during future measurement periods. In connection with our repurchase of the shares of our common stock in March 2013, we changed our settlement policy to provide that we will settle conversions of our Convertible Senior Notes using 100% shares of our common stock. Previously, we had a policy of settling the conversion of our Convertible Senior Notes using a combination settlement, which called for settling the fixed dollar amount per $1,000 in principal amount in cash and settling in shares the excess conversion value, if any.
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
HVF II U.S. ABS Program
On November 25, 2013, Hertz established a new securitization platform, the HVF II U.S. ABS Program, designed to facilitate its financing activities relating to the vehicle fleet used by Hertz in the U.S. daily car rental operations of its Hertz, Dollar, Thrifty and Firefly brands. Hertz Vehicle Financing II LP, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz, or “HVF II,” is the issuer under the HVF II U.S. ABS Program. HVF II has entered into a base indenture that permits it to issue term and revolving rental car asset-backed securities, secured by one or more shared or segregated collateral pools consisting primarily of portions of the rental car fleet used in Hertz's, Dollar Thrifty’s and Firefly's domestic car rental operations and contractual rights related to such vehicles that have been allocated as the ultimate indirect collateral for HVF II's financings. HVF II uses proceeds from its note issuances

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to make loans to Hertz Vehicle Financing LLC, or "HVF," pursuant to the HVF Series 2013-G1 Supplement (the “HVF Series 2013-G1 Notes”) and Rental Car Finance Corp., or "RCFC," pursuant to the RCFC Series 2010-3 Notes, in each case on a continuing basis.
References to the “HVF II U.S. ABS Program” include HVF II’s U.S. Fleet Variable Funding Notes.
HVF II U.S. Fleet Variable Funding Notes
References to the “HVF II U.S. Fleet Variable Funding Notes” include HVF II's Series 2013-A Variable Funding Rental Car Asset Backed Notes, or the “HVF II Series 2013-A Notes” and HVF II’s Series 2013-B Variable Funding Rental Car Asset Backed Notes, or the “HVF II Series 2013-B Notes.”
In connection with the establishment of the HVF II U.S. ABS Program, on November 25, 2013, HVF II executed a $3,175.0 million committed financing arrangement, allocated between the HVF II Series 2013-A Notes and the HVF II Series 2013-B Notes, each of which ultimately are backed by segregated collateral pools.
The initial aggregate maximum principal amount of the HVF II Series 2013-A Notes is $2,575.0 million, approximately $2,380.0 million of which was funded as of December 31, 2013. The initial aggregate maximum principal amount of the HVF II Series 2013-B Notes is $600 million, approximately $585.0 million of which was funded as of December 31, 2013. The HVF II Series 2013-A Notes allow for approximately $900 million of aggregate maximum principal amount of such notes to be transitioned to the aggregate maximum principal amount of HVF II Series 2013-B Notes and the HVF II Series 2013-B Notes allow for all of the aggregate maximum principal amount of such notes to be transitioned to the HVF II Series 2013-A Notes. The HVF II Series 2013-A Notes and HVF II Series 2013-B Notes each have an expected maturity date of November 25, 2015.
The net proceeds from the sale of the HVF II Series 2013-A Notes were used to refinance almost all of the outstanding Series 2009-1 Variable Funding Rental Car Asset Backed Notes previously issued by HVF, the collateral for which consisted primarily of a substantial portion of the rental car fleet used in Hertz’s and certain of its subsidiaries’ domestic car rental operations. $60.0 million of the aggregate maximum principal amount of the HVF Series 2009-1 Notes remained outstanding as of December 31, 2013. The net proceeds from the sale of the HVF II Series 2013-B Notes were used to refinance the Series 2010-3 Variable Funding Rental Car Asset Backed Notes previously issued by RCFC, the collateral for which consisted primarily of a substantial portion of the rental car fleet used in Dollar Thrifty’s and certain of its affiliates’ domestic car rental operations. The new HVF II financing platform also provides for the issuance from time to time of medium term asset backed notes and is expected to serve as Hertz’s primary rental car securitization platform in the U.S. going forward.
As of December 31, 2013, a requirement under the HVF II Series 2013-B Notes was unknowingly not met, resulting in the occurrence of an amortization event under the HVF II Series 2013-B Notes that also triggered amortization events under certain other series of our outstanding U.S. rental car variable funding notes. As a result of the amortization event, our ability to borrow under these notes was temporarily restricted at December 31, 2013. Upon discovery in January 2014 of such requirement not being met, Hertz promptly obtained waivers from 100% of the noteholders required to waive and cure such amortization events and provided the required notices. See Note 19—Subsequent Events.
HVF U.S. ABS Program
HVF, a bankruptcy remote, direct, wholly-owned, special purpose subsidiary of Hertz, is the issuer under the HVF U.S. ABS Program. HVF has entered into a base indenture that permits it to issue term and revolving rental car asset-backed securities, secured by one or more shared or segregated collateral pools consisting primarily of a substantial portion of the rental car fleet used in Hertz's, Dollar Thrifty's and Firefly's domestic car rental operations and contractual rights related to such vehicles that have been allocated as collateral for HVF's financings.
References to the “HVF U.S. ABS Program” include HVF's U.S. Fleet Variable Funding Notes together with HVF's U.S. Fleet Medium Term Notes.
HVF U.S. Fleet Variable Funding Notes
References to the “HVF U.S. Fleet Variable Funding Notes” include HVF's Series 2009-1 Variable Funding Rental Car Asset Backed Notes, as amended, or the “HVF Series 2009-1 Notes.” As of December 31, 2013, the only HVF U.S. Fleet Variable Funding Notes committed or outstanding were the HVF Series 2009-1 Notes, which permit aggregate maximum borrowings of $150.0 million (subject to borrowing base availability) on a revolving basis under an asset-backed variable funding note facility.

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
In December 2012, HVF amended the HVF Series 2009-1 Notes to permit aggregate maximum borrowings of $2,438.8 million (subject to borrowing base availability).
In May 2013, HVF amended the HVF Series 2009-1 Notes to permit aggregate maximum borrowings of $2,738.8 million (subject to borrowing base availability).
In August 2013, HVF amended the HVF Series 2009-1 Notes to extend the expected final maturity date to June 2014.
In November 2013, the net proceeds from the sale of the HVF II Series 2013-A Notes were used to refinance almost all of the outstanding HVF Series 2009-1 Notes. In connection therewith, HVF amended the HVF Series 2009-1 Notes to permit aggregate maximum borrowings of $150.0 million (subject to borrowing base availability). $60.0 million of the aggregate maximum principal amount of the HVF Series 2009-1 Notes remained outstanding as of December 31, 2013.
In December 2013, HVF amended the HVF Series 2009-1 Notes primarily to conform the terms thereof to the terms of HVF II’s Series 2013-A Notes.
HVF U.S. Fleet Medium Term Notes
References to the “HVF U.S. Fleet Medium Term Notes” include HVF's Series 2009-2 Notes, Series 2010-1 Notes, Series 2011-1 Notes and Series 2013-1 Notes, collectively.
HVF Series 2009-2 Notes: In October 2009, HVF issued the Series 2009-2 Rental Car Asset Back Notes, Class A, or the “HVF Series 2009-2 Class A Notes,” in an aggregate original principal amount of $1.2 billion. In June 2010, HVF issued the Subordinated Series 2009-2 Rental Car Asset Backed Notes, Class B, or the “HVF Series 2009-2 Class B Notes,” and together with the Series 2009-2 Class A, or the “HVF Series 2009-2 Notes,” in an aggregate original principal amount of $184.3 million.
HVF Series 2010-1 Notes: In July 2010, HVF issued the Series 2010-1 Rental Car Asset Backed Notes, or the “HVF Series 2010-1 Notes,” in an aggregate original principal amount of $749.8 million.
HVF Series 2011-1 Notes: In June 2011, HVF issued the Series 2011-1 Rental Car Asset Backed Notes, or the “HVF Series 2011-1 Notes,” in an aggregate original principal amount of $598.0 million.
HVF Series 2013-1 Notes: In January 2013, HVF issued $950.0 million in an aggregate original principal amount of three year and five year Series 2013-1 Rental Car Backed Notes, Class A and Class B, or the "HVF Series 2013-1 Notes," collectively.
RCFC U.S. ABS Program
RCFC became a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz when Hertz acquired Dollar Thrifty. RCFC is the issuer under the RCFC U.S. ABS Program. RCFC has entered into a base indenture that permits it to issue term and revolving rental car asset-backed securities secured by one or more shared or segregated collateral pools consisting primarily of portions of the rental car fleet used in Hertz's, Dollar Thrifty's and Firefly's domestic car rental operations and contractual rights related to such vehicles that have been allocated as the collateral for RCFC's financings.
References to the “RCFC U.S. ABS Program” include RCFC's U.S. Fleet Variable Funding Notes together with RCFC's U.S. Fleet Medium Term Notes.
RCFC U.S. Fleet Variable Funding Notes
References to the “RCFC U.S. Fleet Variable Funding Notes” are to the RCFC Series 2010-3 Variable Funding Rental Car Asset Backed Notes, as amended, or the “RCFC Series 2010-3 Notes.”
In August 2013, RCFC amended the expected final maturity of the RCFC Series 2010-3 Notes to June 2014.
In November 2013, the net proceeds from the sale of the HVF II Series 2013-B Notes were used to refinance the RCFC Series 2010-3 Notes. Following the establishment of the HVF II platform described herein, HVF II became

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the sole noteholder of the RCFC Series 2010-3 Notes and such notes became part of the overall HVF II transaction structure.
RCFC U.S. Fleet Medium Term Notes
References to the “RCFC U.S. Fleet Medium Term Notes” include RCFC's Series 2011-1 Notes and RCFC's Series 2011-2 Notes, collectively.
RCFC Series 2011-1 Notes: In July 2011, RCFC issued the Series 2011-1 Rental Car Asset Backed Notes, or the “RCFC Series 2011-1 Notes,” in an aggregate original principal amount of $500.0 million.
RCFC Series 2011-2 Notes: In October 2011, RCFC issued the Series 2011-2 Rental Car Asset Backed Notes, or the “RCFC Series 2011-2 Notes,” in an aggregate original principal amount of $400.0 million.
Donlen ABS Program
Hertz Fleet Lease Funding LP, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Donlen, or “HFLF,” is the issuer under the Donlen U.S. ABS Program. HFLF has entered into a base indenture that permits it to issue term and revolving fleet lease asset-backed securities. HFLF uses proceeds from its note issuances to make loans to DNRS II LLC, a bankruptcy remote, direct, wholly-owned, special purpose subsidiary of Donlen, pursuant to a loan agreement, on a continuing basis.
References to the “Donlen ABS Program” include HFLF’s Variable Funding Notes together with HFLF’s Medium Term Notes.
HFLF Variable Funding Notes
HFLF Series 2013-1 Notes and HFLF Series 2013-2 Notes: On September 30, 2013, Donlen established the HFLF securitization platform to finance its U.S. fleet leasing operations going forward. In connection with the establishment of the new financing platform, HFLF executed a $1.1 billion committed financing arrangement, comprised of a one year variable funding note facility with an expected maturity date of September 29, 2014, or the “HFLF Series 2013-1 Notes,” and a two year variable funding note facility with an expected maturity date of September 29, 2015, or the “HFLF Series 2013-2 Notes.” As of September 30, 2013, the aggregate maximum principal amounts of the HFLF Series 2013-1 Notes and the HFLF Series 2013-2 Notes were $850.0 million and $250.0 million, respectively. Subsequent to the issuance of the HFLF Series 2013-3 Notes and the use of proceeds therefrom in reducing amounts then-outstanding under the HFLF Series 2103-1 Notes and HFLF Series 2013-2 Notes, the aggregate maximum principal amount of HFLF Series 2013-1 Notes was reduced to $340.0 million. As of December 31, 2013, approximately $280.1 million was funded under the HFLF Series 2013-1 Notes and approximately $206.0 million was funded under the HFLF Series 2013-2 Notes.
The notes issued by HFLF are ultimately backed by a special unit of beneficial interest in a pool of leases and the related vehicles. The leases were originated in the name of Donlen Trust. A performance guarantee of Donlen’s obligations as servicer and administrator in respect of the HFLF Series 2013-1 Notes and HFLF Series 2013-2 Notes is provided by Hertz.
The proceeds of the HFLF Series 2013-1 Notes and the HFLF Series 2013-2 Notes were used to refinance the GN Funding II L.L.C. facility, which was due to mature on December 31, 2013 and the GN Funding II L.L.C. facility was terminated.
HFLF Medium Term Notes
References to the “HFLF Medium Term Notes” include HFLF’s Series 2013-3 Notes.
HFLF Series 2013-3 Notes: In November 2013, HFLF issued $500.0 million in aggregate principal amount of Series 2013-3 Floating Rate Asset Backed Notes, Class A, Class B, Class C and Class D, or the "HFLF Series 2013-3 Notes," collectively. The net proceeds from the issuance of the HFLF Series 2013-3 Notes were used to repay a portion of amounts then-outstanding under the HFLF Series 2013-1 Notes and the HFLF Series 2013-2 Notes. The HFLF Series 2013-3 Notes are floating rate and carry an interest rate based upon a spread to one-month LIBOR. The $461.1 million of Class A notes carry a spread of 0.55%, the $13.4 million of Class B notes carry a spread of 1.05%, the $12.9 million of Class C notes carry a spread of 1.45%, and the $12.6 million of Class D notes carry a spread of 2.00%. During the revolving period, the monthly lease collections allocable to the HFLF Series 2013-3 Notes are permitted to be used, subject to customary conditions, to fund the acquisition of vehicles and/or equipment to be leased to customers. Upon expiration of the revolving period, the repayment of principal of the HFLF Series 2013-3

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notes will commence, with monthly payments made from the HFLF Series 2013-3 Notes’ allocable share of lease payments and proceeds from the sale of vehicles and equipment leased thereunder until the HFLF Series 2013-3 Notes are paid in full. Based upon assumptions made at the time of pricing of the HFLF Series 2013-3 Notes, the assumed original weighted average life to maturity of the Class A notes, the Class B notes, the Class C notes, and the Class D notes are expected to be 1.93 years, 2.82 years, 2.88 years, and 2.92 years, respectively. The Class B Notes are subordinated to the Class A Notes. The Class C Notes are subordinated to the Class A Notes and the Class B Notes. The Class D Notes are subordinated to the Class A Notes, the Class B Notes, and the Class C Notes.
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
In October 2012, GN II amended the GN II VFN to extend the expected final maturity to December 2013.
In September 2013, the proceeds of the HFLF Series 2013-1 Notes and the HFLF Series 2013-2 Notes were used to refinance the GN II VFN and the GN II VFN was terminated.
Fleet Debt-Other
U.S. Fleet Financing Facility
In September 2006, Hertz and Puerto Ricancars, Inc., a Puerto Rican corporation and wholly-owned indirect subsidiary of Hertz, or “PR Cars,” entered into a credit agreement that provides for aggregate maximum borrowings of $165.0 million (subject to borrowing base availability) on a revolving basis under an asset-based revolving credit facility, or the “U.S. Fleet Financing Facility.” The U.S. Fleet Financing Facility is the primary fleet financing for our car rental operations in Hawaii, Kansas, Puerto Rico and the U.S. Virgin Islands.
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
European Revolving Credit Facility and European Fleet Notes
In June 2010, Hertz Holdings Netherlands B.V., an indirect wholly-owned subsidiary of Hertz organized under the laws of The Netherlands, or “HHN BV,” entered into a credit agreement that provides for aggregate maximum borrowings of €220.0 million (the equivalent of $302.5 million as of December 31, 2013) (subject to borrowing base availability) on a revolving basis under an asset-based revolving credit facility, or the “European Revolving Credit Facility,” and issued the 8.50% Senior Secured Notes due July 2015, or the “Former European Fleet Notes,” in an aggregate original principal amount of €400.0 million (the equivalent of $550.0 million as of December 31, 2013). References to the “European Fleet Debt” include HHN BV's European Revolving Credit Facility and the European Fleet Notes, collectively.
In June 2012, HHN BV amended the European Revolving Credit Facility to extend the maturity date from June 2013 to June 2015.
In November 2013, HHN BV issued the 4.375% Senior Notes due January 2019, or the “European Fleet Notes,” in an aggregate original principal amount of €425.0 million (the equivalent of $584.3 million as of December 31, 2013).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Proceeds of the issuance of the European Fleet Notes were used to redeem all of the then-outstanding Former European Fleet Notes.
In November 2013, HHN BV amended and restated its European Revolving Credit Facility. The amendments to the European Revolving Credit Facility reflect, among other things, the redemption of the Former European Fleet Notes and certain other updates that conform to the provisions of the Senior Credit Facilities.
The European Fleet Debt is the primary fleet financing for our car rental operations in Germany, Italy, Spain, Belgium, New Zealand and Luxembourg and finances a portion of our assets in the United Kingdom and can be expanded to provide fleet financing in Australia, Canada, France, The Netherlands and Switzerland.
The obligations of HHN BV under the European Fleet Debt are guaranteed by Hertz and certain of Hertz's domestic and foreign subsidiaries including the non-U.S. subsidiary guarantors.
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
European Securitization
In July 2010, certain foreign subsidiaries entered into a facility agreement that provides for aggregate maximum borrowings of €400.0 million (the equivalent of $550.0 million as of December 31, 2013) (subject to borrowing base availability) on a revolving basis under an asset-backed securitization facility, or the “European Securitization.” The European Securitization is the primary fleet financing for our car rental operations in France and The Netherlands. The lenders under the European Securitization have been granted a security interest primarily in the owned rental car fleet used in our car rental operations in France and The Netherlands and certain contractual rights related to such vehicles.
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
In July 2012, International Fleet Financing No. 2 B.V. amended the European Securitization to extend the maturity from July 2013 to July 2014.
Hertz-Sponsored Canadian Securitization
In May 2007, certain foreign subsidiaries entered into a facility agreement that provides for aggregate maximum borrowings of CAD$225.0 million (the equivalent of $210.2 million as of December 31, 2013) (subject to borrowing base availability) on a revolving basis under an asset-backed securitization facility, or as amended, the “Canadian Securitization.” The Canadian Securitization is the primary fleet financing for our car rental operations in Canada. The lender under the Canadian Securitization has been granted an indirect security interest primarily in the owned rental car fleet used in our car rental operations in Canada and certain contractual rights related to such vehicles as well as certain other assets owned by entities connected to the financing.
In November 2011, Hertz's indirect wholly owned subsidiary HC Limited Partnership extended the maturity of the Canadian Securitization to January 2012 and reduced the facility size to CAD$200.0 million (equivalent to $186.8 million as of December 31, 2013). In connection with the extension, HC Limited Partnership made a number of modifications to the financing arrangement including decreasing the pricing.
In January 2012, HC Limited Partnership amended the Canadian Securitization to extend the maturity date from January 2012 to March 2012. In March 2012, HC Limited Partnership amended the Canadian Securitization to extend the maturity date from March 2012 to May 2012. In the second quarter of 2012, the maturity date was extended to June 2013. In the second quarter of 2013, the maturity date was extended to March 2014. In February 2014, the maturity date was extended to March 2015. See Note 19—Subsequent Events.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2012 these subsidiaries issued asset-backed variable funding notes that provide for aggregate maximum borrowings of CAD$150.0 million (the equivalent of $140.1 million as of December 31, 2013) (subject to borrowing base availability) on a revolving basis, or the “Dollar Thrifty-Sponsored Canadian Securitization.” The maturity date of the Dollar Thrifty-Sponsored Canadian Securitization is August 2014. In February 2014, the maturity date was extended to March 2015. See Note 19—Subsequent Events.
Australian Securitization
In November 2010, certain foreign subsidiaries entered into a facility agreement that provides for aggregate maximum borrowings of A$250.0 million (the equivalent of $221.8 million as of December 31, 2013) (subject to borrowing base availability) on a revolving basis under an asset-backed securitization facility, or the “Australian Securitization.” The Australian Securitization is the primary fleet financing for Hertz's car rental operations in Australia. The lender under the Australian Securitization has been granted a security interest primarily in the owned rental car fleet used in our car rental operations in Australia and certain contractual rights related to such vehicles.
In October 2012, Hertz's indirect, wholly-owned subsidiary HA Fleet Pty Limited amended the Australian Securitization to extend the expected maturity date thereunder to December 2014.
See Note 15—Financial Instruments and Fair Value Measurements.
Brazilian Fleet Financing Facility
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
In October 2013, Hertz caused its Brazilian subsidiary to enter into a new Brazilian Fleet Financing Facility with a maturity date of October 2014. Proceeds from the new facility were used to repay the facility set to mature on October 2013.
Capitalized Leases
References to the “Capitalized Leases” include the capitalized lease financings outstanding in the United Kingdom, or the “U.K. Leveraged Financing,” Australia, The Netherlands and the United States. The amount committed under the U.K. Leveraged Financing, which is the largest portion of the Capitalized Leases, as of December 31, 2013 was £195 million (the equivalent of $321.4 million as of December 31, 2013).
In May 2013, the U.K. Leveraged Financing was amended to create a commitment period running from May 30, 2013 through October 30, 2013 that provided for additional amounts available under the U.K. Leveraged Financing of £25 million (the equivalent of $41.2 million as of December 31, 2013). This seasonal facility was drawn for most of the period and paid down at the end of October 2013 in line with its maturity date and defleeting activities.
Restricted Net Assets
As a result of the contractual restrictions on Hertz's or its subsidiaries' ability to pay dividends (directly or indirectly) under various terms of our debt, as of December 31, 2013, the restricted net assets of our subsidiaries exceeded 25% of our total consolidated net assets.
Financial Covenant Compliance
Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2013, we were not subject to such contractually specified fixed charge coverage ratio.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Borrowing Capacity and Availability
As of December 31, 2013, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,156.7	$1,156.7
Total Corporate Debt	1,156.7	1,156.7
Fleet Debt
HVF U.S. Fleet Variable Funding Notes	90.0	—
HVF II U.S. Fleet Variable Funding Notes	210.0	—
HFLF Variable Funding Notes	104.0	—
U.S. Fleet Financing Facility	37.0	—
European Revolving Credit Facility	—	—
European Securitization	269.5	4.1
Hertz-Sponsored Canadian Securitization	98.1	—
Dollar Thrifty-Sponsored Canadian Securitization	101.8	—
Australian Securitization	110.9	—
Capitalized Leases	19.8	19.8
Total Fleet Debt	1,041.1	23.9
Total	$2,197.8	$1,180.6
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
As of December 31, 2013, the Senior ABL Facility had $1,026.1 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.
Some of these special purpose entities are consolidated variable interest entities, of which Hertz is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of December 31, 2013 and December 31, 2012, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of loans receivable and revenue earning equipment of $689.7 million and $440.8 million, respectively, and total liabilities primarily comprised of debt of $689.1 million and $440.3 million, respectively.
Accrued Interest
As of December 31, 2013 and 2012, accrued interest was $73.8 million and $88.5 million, respectively, which is reflected in our consolidated balance sheet in “Accrued liabilities.”

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
Effective January 1, 2014, The Hertz Corporation Account Balance Defined Benefit Pension Plan will be amended to provide a maximum annual compensation credit equal to 5.0% of eligible compensation paid to all plan members who are hired or rehired before January 1, 2014, unless as of December 31, 2013 the member has at least 120 months of continuous service, in which case the member continues with an annual credit of 6.5%. All Hertz employees who are hired on or after January 1, 2014 and Dollar Thrifty employees who become plan members on or after January 1, 2014 are eligible for a flat 3.0% annual compensation credit, regardless of the member's number of months of continuous service. This plan change had a favorable impact on the amount of pension expense recorded in 2013 of $2.8 million.
We sponsored a defined benefit pension plan in the U.K. On June 30, 2011, we approved an agreement with the trustees of that plan to cease all future benefit accruals to existing members and to close the plan to new members. Effective July 1, 2011, we introduced a defined contribution plan with company matching contributions to replace the defined benefit pension plan. The company matching contributions are generally 100% of the employee contributions, up to 8% of pay, except that former members of the defined benefit plan receive an enhanced match for five years. This resulted in lower contributions this year into the defined benefit plan, which were offset by matching contributions to the new defined contribution plan. In the year ended December 31, 2011, we recognized a gain of $13.1 million for the U.K. plan that represented unamortized prior service cost from a 2010 amendment that eliminated discretionary pension increases related to pre-1997 service primarily related to inactive employees.
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
We use a December 31 measurement date for all of our plans.

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

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
	2013	2012	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation at January 1	$678.9	$606.4	$224.4	$190.8	$19.0	$18.2
Service cost	27.3	24.8	2.7	1.9	0.2	0.2
Interest cost	28.3	28.2	9.3	9.7	0.6	0.8
Employee contributions	—	—	0.1	0.1	0.8	0.8
Plan amendments	(5.3)	—	—	—	—	—
Plan settlements	—	(5.4)	(0.2)	—	—	—
Benefits paid	(23.2)	(29.9)	(4.5)	(5.5)	(2.1)	(2.2)
Foreign exchange translation	—	—	6.9	7.7	—	—
Actuarial loss (gain)	(34.8)	54.8	4.2	9.4	(3.0)	1.2
Plan combination	—	—	—	10.4	—	—
Other	—	—	(0.2)	(0.1)	—	—
Benefit obligation at December 31	$671.2	$678.9	$242.7	$224.4	$15.5	$19.0
Change in Plan Assets
Fair value of plan assets at January 1	$498.4	$423.2	$178.3	$157.0	$—	$—
Actual return on plan assets	67.7	64.2	22.6	15.6	—	—
Company contributions	20.2	46.3	5.0	4.7	1.3	1.4
Employee contributions	—	—	0.1	0.1	0.8	0.8
Plan settlements	—	(5.4)	(0.2)	—	—	—
Benefits paid	(23.2)	(29.9)	(4.5)	(5.5)	(2.1)	(2.2)
Foreign exchange translation	—	—	5.4	6.5	—	—
Other	—	—	(0.2)	(0.1)	—	—
Fair value of plan assets at December 31	$563.1	$498.4	$206.5	$178.3	$—	$—
Funded Status of the Plan
Plan assets less than benefit obligation	$(108.1)	$(180.5)	$(36.2)	$(46.1)	$(15.5)	$(19.0)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
	2013	2012	2013	2012	2013	2012
Amounts recognized in balance sheet:
Accrued liabilities	$(108.1)	$(180.5)	$(36.2)	$(46.1)	$(15.5)	$(19.0)
Net obligation recognized in the balance sheet	$(108.1)	$(180.5)	$(36.2)	$(46.1)	$(15.5)	$(19.0)

Prior service credit (cost)	$13.1	$9.1	$—	$—	$—	$—
Net gain (loss)	(80.8)	(167.6)	(12.1)	(17.5)	0.7	(2.3)
Accumulated other comprehensive gain (loss)	(67.7)	(158.5)	(12.1)	(17.5)	0.7	(2.3)
Unfunded accrued pension or postretirement benefit	(40.4)	(22.0)	(24.1)	(28.6)	(16.2)	(16.7)
Net obligation recognized in the balance sheet	$(108.1)	$(180.5)	$(36.2)	$(46.1)	$(15.5)	$(19.0)

Total recognized in other comprehensive (income) loss	$(90.8)	$8.3	$(5.4)	$6.8	$(3.0)	$1.1
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(52.1)	$43.5	$(6.0)	$6.1	$(2.2)	$2.1
Estimated amounts that will be amortized from accumulated other comprehensive (income) loss over the next fiscal year:
Net gain (loss)	$(8.9)	$(16.0)	$—	$(0.4)	$—	$(0.1)
Accumulated Benefit Obligation at December 31	$625.6	$619.2	$239.2	$216.8	N/A	N/A
Weighted-average assumptions as of December 31
Discount rate	4.8%	4.0%	4.4%	4.3%	4.4%	3.6%
Expected return on assets	7.6%	7.6%	7.4%	7.4%	N/A	N/A
Average rate of increase in compensation	4.6%	4.6%	2.6%	2.0%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	7.5%	7.8%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	4.5%	4.5%
Number of years to ultimate trend rate	N/A	N/A	N/A	N/A	16	17
The discount rate used to determine the December 31, 2013 benefit obligations for U.S. pension plans is based on the rate from the Mercer Pension Discount Curve-Above Mean Yield that is appropriate for the duration of our plan liabilities. For our plans outside the U.S., the discount rate reflects the market rates for an optimized subset of high-quality corporate bonds currently available. The discount rate in a country was determined based on a yield curve constructed from high quality corporate bonds in that country. The rate selected from the yield curve has a duration that matches our plan.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Pension Benefits						Postretirement Benefits (U.S.)
	U.S.			Non-U.S.
	Years Ended December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Components of Net Periodic
Service cost	$27.3	$24.8	$26.2	$2.7	$1.9	$4.0	$0.2	$0.2	$0.2
Interest cost	28.3	28.2	27.5	9.3	9.7	11.0	0.6	0.8	0.9
Expected return on plan assets	(30.8)	(31.5)	(30.5)	(12.9)	(12.1)	(12.8)	—	—	—
Net amortizations	13.8	11.8	7.2	0.4	(0.1)	(0.7)	—	—	0.1
Settlement loss	—	2.0	2.2	—	—	—	—	—	—
Curtailment gain	—	—	—	—	—	(12.9)	—	—	—
Special termination cost	—	—	—	—	—	0.1	—	—	—
Net pension and postretirement expense	$38.6	$35.3	$32.6	$(0.5)	$(0.6)	$(11.3)	$0.8	$1.0	$1.2

Weighted-average discount rate for expense (January 1)	3.96%	4.71%	5.12%	4.31%	4.78%	5.36%	3.6%	4.4%	4.9%
Weighted-average assumed long-term rate of return on assets (January 1)	7.60%	8.00%	8.40%	7.41%	7.44%	7.46%	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	7.8%	8.1%	8.4%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	4.5%	4.5%	4.5%
Number of years to ultimate trend rate	N/A	N/A	N/A	N/A	N/A	N/A	16	17	18
The balance in “Accumulated other comprehensive income (loss)” at December 31, 2013 and 2012 relating to pension benefits was $49.3 million and $109.8 million, respectively.
Changing the assumed health care cost trend rates by one percentage point is estimated to have the following effects (in millions of dollars):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	—	—
Effect on postretirement benefit obligation	$0.3	$(0.3)
The provisions charged to income for the years ended December 31, 2013, 2012 and 2011 for all other pension plans were approximately $9.7 million, $8.9 million and $8.0 million, respectively.
The provisions charged to income for the years ended December 31, 2013, 2012 and 2011 for the defined contribution plans were approximately $17.9 million, $18.6 million and $18.0 million, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan Assets
We have a long-term investment outlook for the assets held in our Company sponsored plans, which is consistent with the long-term nature of each plan's respective liabilities. We have two major plans which reside in the U.S. and the U.K.
The U.S. Plan, or the “Plan,” currently has a target asset allocation of 65% equity and 35% fixed income. The equity portion of the Plan is invested in one passively managed S&P 500 index fund, one passively managed U.S. small/midcap fund, one actively managed international fund and one actively managed emerging markets fund. The fixed income portion of the Plan is actively managed by professional investment managers and is benchmarked to the Barclays Long Govt/Credit Index. The Plan assumes a 7.6% rate of return on assets expected long-term annual weighted-average for the Plan in total.
The U.K. Plan has a target allocation of 37.5% actively managed multi-asset funds, 27.5% passive equity funds and 35% passive bond funds.  The actively managed multi-asset funds are intended to deliver a long-term equity-like return but with reduced levels of volatility.  The target allocation for the passive bonds is 70% in index-linked government bonds and 30% in corporate bonds.  The target allocation for the equity funds are that 45% are held in U.K. Equities and the remainder diversified across global markets.  All of the invested assets of the U.K. Plan are held via pooled funds managed by professional investment managers. The U.K. Plan assumes a 7.5% rate of return on assets expected long-term weighted-average for the Plan in total.
The fair value measurements of our U.S. pension plan assets are based upon significant observable inputs (Level 2)that reflect quoted prices for similar assets or liabilities in active markets. The fair value measurements of our U.S. pension plan assets relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories (in millions of dollars):

	December 31,
Asset Category	2013	2012
Short Term Investments	$13.4	$8.3
Equity Securities:
U.S. Large Cap	159.6	135.9
U.S. Mid Cap	45.4	42.0
U.S. Small Cap	36.2	31.6
International Large Cap	100.7	109.3
International Emerging Markets	18.3	—
Fixed Income Securities:
U.S. Treasuries	59.8	67.5
Corporate Bonds	106.0	83.8
Government Bonds	5.9	4.4
Municipal Bonds	11.4	9.1
Real Estate (REITs)	6.4	6.5
Total fair value of pension plan assets	$563.1	$498.4

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our U.K. Plan accounts for most of the $206.5 million in fair value of Non-U.S. plan assets. The fair value measurements of our U.K. pension plan assets are based upon significant observable inputs (Level 2) and relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories (in millions of dollars):

	December 31,
Asset Category	2013	2012
Short Term Investments	$—	$12.9
Actively Managed Multi-Asset Funds:
Diversified Growth Funds	74.1	—
Passive Equity Funds:
U.K. Equities	24.3	66.1
Overseas Equities	29.3	67.1
Passive Bond Funds:
Corporate Bonds	20.3	5.3
Global Treasury Bonds	—	9.3
Index-Linked Gilts-Stocks	47.0	1.8
U.K. Conventional Gilts	—	6.5
Total fair value of pension plan assets	$195.0	$169.0
Contributions
Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time we make contributions beyond those legally required. In 2013, we made discretionary cash contributions to our U.S. qualified pension plan of $18.7 million. In 2012, we made discretionary cash contributions to our U.S. qualified pension plan of $38.4 million. We expect to contribute between $25.0 million and $35.0 million to our U.S. plan during 2014. The level of 2014 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.
Estimated Future Benefit Payments
The following table presents estimated future benefit payments (in millions of dollars):

	Pension Benefits	Postretirement Benefits (U.S.)
2014	$33.0	$1.2
2015	37.3	1.3
2016	43.4	1.2
2017	49.7	1.1
2018	53.1	1.2
Years after 2018	334.1	5.9
	$550.6	$11.9
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our participation in multiemployer plans for the annual period ended December 31, 2013 is outlined in the table below. For each plan that is individually significant to us, the following information is provided:
The “EIN / Pension Plan Number” column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.
The most recent Pension Protection Act Zone Status available for 2012 and 2013 is for plan years that ended in 2012 and 2013, respectively. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan's actuary. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the Internal Revenue Code, or the “Code,” and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status,” and is generally at least 80% funded.
The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2013.
The “Surcharge Imposed” column indicates whether our contribution rate for 2013 included an amount in addition the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status,” in accordance with the requirements of the Code.
The last column lists the expiration dates of the collective bargaining agreements pursuant to which we contribute to the plans.
For plans that are not individually significant to us, the total amount of contributions is presented in the aggregate.

(In millions of dollars)	EIN /Pension Plan	Pension Protection Act Zone Status		FIP / RP Status Pending /	Contributions by The Hertz Corporation			Surcharge	Expiration Dates of Collective Bargaining
Pension Fund	Number	2013	2012	Implemented	2013	2012	2011	Imposed	Agreements
Western Conference of Teamsters	91-6145047	Green	Green	NA	$4.4	$4.1	$3.9	NA	1/31/2013 - 10/1/2015
Teamsters Central States	36-6044243	Critical	Critical	Implemented	1.2	1.2	1.3	No	5/31/2013 - 3/10/2017
IAM National	51-60321295	Green	Green	NA	0.8	0.7	0.6	NA	9/25/2011* - 8/31/2016
Midwest Operating Engineers	36-6140097	Green	Green	NA	0.5	0.5	0.4	NA	2/28/2014
Local 1034**	13-6594795	Critical	Critical	Implemented	0.3	0.2	0.2	Yes	5/2/2013*
Operating Engineers Local 324	38-1900637	Critical	Critical	Implemented	0.1	0.1	0.1	No	6/30/2016
Western Pennsylvania Teamsters	25-6029946	Critical	Critical	Implemented	0.1	0.1	0.1	No	11/4/2014
			7 Other Plans		0.6	0.6	0.6
			Total Contributions		$8.0	$7.5	$7.2

*	The parties are still attempting to negotiate a successor agreement.

**	The amount contributed by Hertz to the Local 1034 Pension Fund was reported as being more than 5% of total contributions to the plan, on the fund's Form 5500 for the year ended 12/31/2013.
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
The Omnibus Plan provides that no further awards will be granted pursuant to the Prior Plans. However, awards that had been previously granted pursuant to the Prior Plans will continue to be subject to and governed by the terms of the Prior Plans. As of December 31, 2013, there were 6.0 million shares of our common stock underlying awards outstanding under the Prior Plans. In addition, as of December 31, 2013, there were 8.2 million shares of our common stock underlying awards outstanding under the Omnibus Plan.
In addition to the 14.2 million shares underlying outstanding awards as of December 31, 2013, we had 19.9 million shares of our common stock available for issuance of which 16.0 million is available under the Omnibus Plan, and 3.9 million is available under the treasury stock. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose.
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
A summary of the total compensation expense and associated income tax benefits recognized under our Prior Plans and the Omnibus Plan, including the cost of stock options, RSUs, and PSUs, is as follows (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Compensation expense	$36.1	$30.3	$31.0
Income tax benefit	(14.0)	(11.7)	(12.0)
Total	$22.1	$18.6	$19.0
As of December 31, 2013, there was approximately $29.9 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan. The total unrecognized compensation cost is expected to be recognized over the remaining 1.4 years, on a weighted average basis, of the requisite service period that began on the grant dates.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have accounted for our employee stock-based compensation awards in accordance with ASC 718, “Compensation-Stock Compensation.” The options are being accounted for as equity-classified awards. We will recognize compensation cost on a straight-line basis over the vesting period. The value of each option award is estimated on the grant date using a Black-Scholes option valuation model that incorporates the assumptions noted in the following table. Because the stock of Hertz Holdings became publicly traded in November 2006 and had a short trading history, it was not practicable for us to estimate the expected volatility of our share price, or a peer company share price, because there was insufficient historical information about past volatility prior to 2013. Therefore, prior to 2013 we used the calculated value method, substituting the historical volatility of an appropriate industry sector index for the expected volatility of our common stock price as an assumption in the valuation model. We selected the Dow Jones Specialized Consumer Services sub-sector within the consumer services industry, and we used the U.S. large capitalization component, which includes the top 70% of the index universe (by market value).
The calculation of the historical volatility of the index was made using the daily historical closing values of the index for the preceding 6.25 years, because that is the expected term of the options using the simplified approach.
Hertz did not award any stock option equity grants in 2013.

Assumption	2013 Grants	2012 Grants	2011 Grants
Expected volatility	N/A	81.5%	36.7%
Expected dividend yield	N/A	—%	—%
Expected term (years)	N/A	3	6.25
Risk-free interest rate	N/A	0.40%	2.56%
Weighted-average grant date fair value	N/A	$14.62	$5.93
A summary of option activity under the Stock Incentive Plan and the Omnibus Plan as of December 31, 2013 is presented below.

Options	Shares (In millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions of dollars)
Outstanding at January 1, 2013	13.2	$11.13	5.4	$74.7
Granted	—	—
Exercised	(3.0)	9.64
Forfeited or Expired	(0.2)	12.1
Outstanding at December 31, 2013	10.0	$11.55	4.5	$170.1
Exercisable at December 31, 2013	8.5	$11.37	4.1	$146.6
A summary of non-vested options as of December 31, 2013, and changes during the year, is presented below.

	Non-vested Shares (In millions)	Weighted- Average Exercise Price	Weighted- Average Grant- Date Fair Value
Non-vested as of January 1, 2013	2.9	$12.23	$4.98
Granted	—	—	—
Vested	(1.3)	11.69	4.77
Forfeited	(0.1)	12.1	5.42
Non-vested as of December 31, 2013	1.5	$12.60	$5.13

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information pertaining to option activity under the plans is as follows (in millions of dollars):

	Years ended December 31,
	2013	2012	2011
Aggregate intrinsic value of stock options exercised	$42.0	$15.1	$15.0
Cash received from the exercise of stock options	26.9	11.2	13.1
Fair value of options that vested	6.0	9.0	17.4
Tax benefit realized on exercise of stock options	1.3	0.9	0.5
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
A summary of the PSU activity under the Omnibus Plan as of December 31, 2013 is presented below.

	Shares (In millions)	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions of dollars)
Outstanding at January 1, 2013	2.3	$12.18	$37.4
Granted	1.7	19.95
Vested	(0.4)	10.40
Forfeited or Expired	(0.3)	15.24
Outstanding at December 31, 2013	3.3	$15.68	$95.8
A summary of RSU activity under the Omnibus Plan as of December 31, 2013 is presented below.

	Shares (In millions)	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions of dollars)
Outstanding at January 1, 2013	1.9	$12.62	$30.5
Granted	0.3	23.95
Vested	(1.1)	11.64
Forfeited or Expired	(0.2)	13.68
Outstanding at December 31, 2013	0.9	$17.00	$25.6
Additional information pertaining to RSU activity is as follows:

	Years ended December 31,
	2013	2012	2011
Total fair value of awards that vested ($ millions)	$12.9	$14.6	$9.6
Weighted average grant date fair value of awards	$23.95	$13.78	$14.78
Compensation expense for PSUs and RSUs is based on the grant date fair value, and is recognized ratably over the vesting period. For grants in 2011, 2012 and 2013, the vesting period is two or three years (for grants in 2011, 25% in

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the first year, 25% in the second year and 50% in the third year and for grants in 2012 and 2013, 33 1/3% per year). In addition to the service vesting condition, the PSUs had an additional vesting condition which called for the number of units that will be awarded being based on achievement of a certain level of Corporate EBITDA over the applicable measurement period.
2013 Awards
In February 2013, we granted 1.7 million Performance Stock Units, or "PSUs," to certain executives and employees at a grant date fair value of $19.95, under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan." Of the total PSUs awarded 1.1 million PSUs have a performance condition under which the number of units that will ultimately be awarded will vary from 0% to 150% of the original grant, based on 2013 and combined 2013-2014 Corporate EBITDA results. "EBITDA" means consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation (which includes revenue earning equipment lease charges) and amortization and "Corporate EBITDA," represents EBITDA as adjusted for car rental fleet interest, car rental fleet depreciation and certain other items, as provided in the applicable award agreements. These PSU awards vest evenly over a three year vesting period. Of the total PSUs awarded, 0.5 million PSUs have a performance condition under which the number of units that will ultimately be awarded will be 0% to 100% of the original grant. Satisfaction of the performance condition under this grant is contingent upon final 2013 Corporate EBITDA Margin exceeding a minimum level. "Corporate EBITDA Margin" means Corporate EBITDA as a percentage of Consolidated Revenue. These PSU awards vest evenly over a three year vesting period. Of the total PSUs awarded, 0.1 million PSUs have a performance condition under which the number of units that will ultimately be awarded will be 0% to 100% of the original grant. Satisfaction of the performance condition under this grant is contingent upon final 2013 Corporate EBITDA Margin exceeding a minimum level. These PSU awards vest evenly over a two year vesting period.
We granted a total of 0.3 million Restricted Stock Units, or "RSUs," during 2013 at a fair value of $23.95. Of the total RSUs awarded, 0.2 million RSUs vest 33 1/3% annually over three years. The remaining RSUs cliff vest after 2 years, 3 years or cliff vest 50% after year 3 and 50% after year 4.
Employee Stock Purchase Plan
On February 28, 2008, upon recommendation of the compensation committee of our Board of Directors, or “Committee,” our Board of Directors adopted the Hertz Global Holdings, Inc. Employee Stock Purchase Plan, or the “ESPP,” and the plan was approved by our stockholders on May 15, 2008. An amendment was approved by our stockholders on May 15, 2013. The ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.
The maximum number of shares that may be purchased under the ESPP is 8.0 million shares of our common stock, subject to adjustment in the case of any change in our shares, including by reason of a stock dividend, stock split, share combination, recapitalization, reorganization, merger, consolidation or change in corporate structure. An eligible employee may elect to participate in the ESPP each quarter (or other period established by the Compensation Committee) through a payroll deduction. The maximum and minimum contributions that an eligible employee may make under all of our qualified employee stock purchase plans will be determined by the Compensation Committee, provided that no employee may be permitted to purchase stock with an aggregate fair market value greater than $25,000 per year. At the end of the offering period, the total amount of each employee's payroll deduction will be used to purchase shares of our common stock. The purchase price per share will be not less than 85% of the market price of our common stock on the date of purchase; the exact percentage for each offering period will be set in advance by the Compensation Committee.
For the years ended December 31, 2013, 2012 and 2011, we recognized compensation cost of approximately $0.9 million, $0.8 million and $0.7 million, respectively, for the amount of the discount on the stock purchased by our employees under the ESPP. Approximately 2,100 employees participated in the ESPP as of December 31, 2013.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Depreciation of Revenue Earning Equipment and Lease Charges
Depreciation of revenue earning equipment and lease charges includes the following (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Depreciation of revenue earning equipment	$2,407.8	$2,145.9	$1,912.3
Adjustment of depreciation upon disposal of revenue earning equipment	37.2	(96.8)	(112.2)
Rents paid for vehicles leased	80.5	79.8	96.1
Total	$2,525.5	$2,128.9	$1,896.2
The adjustment of depreciation upon disposal of revenue earning equipment for the years ended December 31, 2013, 2012 and 2011, included net losses of $48.2 million, and net gains of $100.6 million and $114.9 million, respectively, on the disposal of vehicles used in our U.S. car rental operations, net losses of $15.2 million, $17.3 million and $16.0 million, respectively, on the disposal of vehicles used in our international car rental operations and net gains of $26.2 million, $13.5 million and $13.3 million, respectively, on the disposal of industrial and construction equipment used in our worldwide equipment rental operations. The loss on vehicle sales in our car rental operations was primarily due to a combination of declining residual values from falling demand for used vehicles and timing of sales of revenue earning equipment in our car rental operations.
Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the year ended December 31, 2013, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes in our U.S. car rental operations from previous quarters resulted in net decreases of $44.2 million, $139.4 million and $26.7 million in depreciation expense for the years ended December 31, 2013, 2012 and 2011, respectively. The favorable adjustments reflect changes from the impact of car sales channel diversification, acceleration of our retail sales expansion and the optimization of fleet holding periods related to the integration of Dollar Thrifty. The cumulative effect of the reduction in rates was also indicative of the residual values experienced in the U.S. for the years ended December 31, 2013, 2012 and 2011. These depreciation rate changes in our international operations resulted in net increases of $5.0 million, $8.8 million and $12.9 million in depreciation expense for the years ended December 31, 2013, 2012 and 2011. In 2013, 2012 and 2011, the depreciation rate changes in certain of our worldwide equipment rental operations resulted in a decrease of $0.4 million, an increase of $0.5 million, and a decrease of $4.4 million in depreciation expense, respectively.
Note 9—Taxes on Income
The components of income before income taxes for the periods were as follows (in millions of dollars):

	Years ended December 31,
	2013	2012	2011
Domestic	$551.2	$349.9	$173.9
Foreign	111.9	91.5	131.7
Total	$663.1	$441.4	$305.6

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total provision for taxes on income consists of the following (in millions of dollars):

	Years ended December 31,
	2013	2012	2011
Current:
Federal	$(7.9)	$8.0	$0.6
Foreign	56.3	32.2	29.4
State and local	23.3	39.1	28.5
Total current	71.7	79.3	58.5
Deferred:
Federal	216.0	131.9	71.8
Foreign	13.6	11.0	(3.7)
State and local	15.6	(19.4)	(4.8)
Total deferred	245.2	123.5	63.3
Total provision	$316.9	$202.8	$121.8
The principal items of the U.S. and foreign net deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows (in millions of dollars):

	2013	2012
Deferred Tax Assets:
Employee benefit plans	$83.9	$103.6
Net operating loss carryforwards	1,835.3	1,669.5
Federal, state and foreign local tax credit carryforwards	48.0	47.1
Accrued and prepaid expenses	380.1	323.7
Total Deferred Tax Assets	2,347.3	2,143.9
Less: Valuation Allowance	(279.4)	(226.4)
Total Net Deferred Tax Assets	2,067.9	1,917.5
Deferred Tax Liabilities:
Depreciation on tangible assets	(3,552.6)	(3,090.7)
Intangible assets	(1,436.1)	(1,477.1)
Total Deferred Tax Liabilities	(4,988.7)	(4,567.8)
Net Deferred Tax Liability	$(2,920.8)	$(2,650.3)
As of December 31, 2013, deferred tax assets of $1,459.6 million were recorded for unutilized U.S. Federal Net Operating Losses, or “NOL,” carry forwards of $4,170.2 million. The total Federal NOL carry forwards are $4,270.9 million of which $100.7 million relate to excess tax deductions associated with stock option plans which have yet to reduce taxes payable. Upon the utilization of these carry forwards, the associated tax benefits of approximately $35.2 million will be recorded to Additional paid-in capital. The Federal NOLs begin to expire in 2025. State NOLs exclusive of the effects of the excess tax deductions, have generated a deferred tax asset of $142.2 million. The state NOLs expire over various years beginning in 2014 depending upon particular jurisdiction.
As of December 31, 2013, deferred tax assets of $233.4 million were recorded for foreign NOL carry forwards of $994.2 million. A valuation allowance of $201.0 million at December 31, 2013 was recorded against these deferred tax assets because those assets relate to jurisdictions that have historical losses and the likelihood exists that a portion of the NOL carry forwards may not be utilized in the future.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The foreign NOL carry forwards of $994.2 million include $722.5 million which have an indefinite carry forward period and associated deferred tax assets of $155.4 million. The remaining foreign NOLs of $271.7 million are subject to expiration beginning in 2015 and have associated deferred tax assets of $78.0 million.
As of December 31, 2013, deferred tax assets for U.S. Foreign Tax Credit carry forwards were $20.8 million which relate to credits generated as of December 31, 2007. The carry forwards will begin to expire in 2015. A valuation allowance of $13.5 million at December 31, 2013 was recorded against a portion of the U.S. foreign tax credit deferred tax assets in the likelihood that they may not be utilized in the future. A deferred tax asset was also recorded for various state tax credit carry forwards of $3.0 million, which will begin to expire in 2027.
In determining the valuation allowance, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with ASC 740-10, “Accounting for Income Taxes,” or “ASC 740-10.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. Based on the assessment, as of December 31, 2013, total valuation allowances of $279.4 million were recorded against deferred tax assets. Although realization is not assured, we have concluded that it is more likely than not the remaining deferred tax assets of $2,067.9 million will be realized and as such no valuation allowance has been provided on these assets.
The significant items in the reconciliation of the statutory and effective income tax rates consisted of the following:

	Years ended December 31,
	2013	2012	2011
Statutory Federal Tax Rate	35.0%	35.0%	35.0%
Foreign tax differential	(2.6)	(3.6)	(4.0)
State and local income taxes, net of federal income tax benefit	4.8	3.0	5.0
Change in state statutory rates, net of federal income tax benefit	(0.2)	(1.2)	0.7
Federal and foreign permanent differences	4.9	2.7	—
Withholding taxes	1.9	1.9	2.5
Uncertain tax positions	(0.5)	(0.7)	(1.0)
Change in valuation allowance	5.7	9.0	0.7
All other items, net	(1.2)	(0.2)	1.0
Effective Tax Rate	47.8%	45.9%	39.9%
The effective tax rate for the year ended December 31, 2013 was 47.8% as compared to 45.9% in the year ended December 31, 2012. The provision for taxes on income increased $114.1 million, primarily due to higher income before income taxes, changes in geographic earnings mix, increased state and local tax rates and an increase in thin cap limitation on deductibility of interest expense in various non-U.S. countries and other permanent differences, offset by a decrease in the valuation allowance relating to losses in certain non-U.S. jurisdictions for which tax benefits are not realized.
As of December 31, 2013, our foreign subsidiaries have $475.0 million of undistributed earnings which could be subject to taxation if repatriated. Deferred tax liabilities have not been recorded for such earnings because it is management’s current intention to permanently reinvest such undistributed earnings offshore. Due to the uncertainty caused by the various methods in which such earnings could be repatriated, it is not practicable to estimate the actual amount of such deferred tax liabilities. If such earnings were repatriated and subject to taxation at the current U.S. federal tax rate, the tax liability, including the impact of foreign withholding taxes would be $184.0 million, excluding the impact of potential foreign tax credits. The Company would consider and pursue appropriate alternatives to reduce the tax liability. If, in the future, undistributed earnings are repatriated to the United States, or it is determined such earnings will be repatriated in the foreseeable future, deferred tax liabilities will be recorded.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013, total unrecognized tax benefits were $11.0 million, all of which, if recognized, would favorably impact the effective tax rate in future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions of dollars):

	2013	2012	2011
Balance at January 1	$18.7	$41.4	$46.3
Decrease attributable to tax positions taken during prior periods	(6.7)	(26.0)	(9.5)
Increase attributable to tax positions taken during the current year	2.6	3.3	4.6
Decrease attributable to settlements with taxing authorities	(3.6)	—	—
Balance at December 31	$11.0	$18.7	$41.4
We conduct business globally and, as a result, file one or more income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. The open tax years for these jurisdictions span from 2003 to 2012. The Internal Revenue service completed their audit of the company's 2007 to 2011 tax returns and had no changes to the previously filed tax returns. Several U.S. state and non-U.S. jurisdictions are under audit.
In many cases the uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. It is reasonable that approximately $3.0 million of unrecognized tax benefits may reverse within the next twelve months due to settlement with the relevant taxing authorities, expirations of the statute of limitation periods, and/or the filing of amended income tax returns.
Net, after-tax interest and penalties related to the liabilities for unrecognized tax benefits are classified as a component of “Provision for taxes on income” in the consolidated statement of operations. During the years ended December 31, 2013, 2012 and 2011, approximately $(1.0) million, $0.6 million and $1.9 million, respectively, in net, after-tax interest and penalties were recognized. As of December 31, 2013 and 2012, approximately $2.9 million and $4.2 million, respectively, of net, after-tax interest and penalties was accrued in our consolidated balance sheet within "Accrued taxes."
Note 10—Lease and Concession Agreements
We have various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and real estate leases under which the following amounts were expensed (in millions of dollars):

	Years ended December 31,
	2013	2012	2011
Rents	$185.3	$142.3	$135.9
Concession fees:
Minimum fixed obligations	404.8	263.7	248.8
Additional amounts, based on revenues	294.6	316.2	311.6
Total	$884.7	$722.2	$696.3
For the years ended December 31, 2013, 2012 and 2011, sublease income reduced rent expense included in the above table by $5.3 million, $5.0 million and $5.0 million, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013, minimum obligations under existing agreements referred to above are approximately as follows (in millions of dollars):

	Rents	Concessions
2014	$141.3	$407.9
2015	116.9	310.3
2016	88.9	249.1
2017	66.8	188.9
2018	46.5	152.0
Years after 2018	195.7	685.6
The future minimum rent payments in the above table have been reduced by minimum future sublease rental inflows in aggregate of $20.4 million.
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
In addition to the rents mentioned above, we have various leases on revenue earning equipment and office and computer equipment under which the following amounts were expensed (in millions of dollars):

	Years ended December 31,
	2013	2012	2011
Revenue earning equipment	$80.5	$79.8	$96.1
Office and computer equipment	13.9	9.5	7.5
Total	$94.4	$89.3	$103.6
As of December 31, 2013, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in millions of dollars):

2014	$52.6
2015	$16.0
2016	$8.0
2017	$1.2
2018	$—
Years after 2018	$—
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
Adjusted pre-tax income is calculated as income before income taxes plus non-cash purchase accounting charges, debt-related charges relating to the amortization and write-off of debt financing costs and debt discounts and certain one-time charges and non-operational items. Adjusted pre-tax income is important to management because it allows management to assess operational performance of our business, exclusive of the items mentioned above. It also allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally. The contribution of our reportable segments to revenues and adjusted pre-tax income and the reconciliation to consolidated amounts are summarized below (in millions of dollars).

	Years ended December 31,
	2013	2012	2011
Revenues
U.S. car rental	$6,324.4	$4,893.2	$4,468.9
International car rental	2,382.5	2,268.5	2,471.9
Worldwide equipment rental	1,538.0	1,385.4	1,209.5
All other operations	527.0	477.8	149.0
Total	$10,771.9	$9,024.9	$8,299.3
Adjusted pre-tax income(a)
U.S. car rental	$1,091.1	$872.8	$673.2
International car rental	$141.2	$92.9	$145.6
Worldwide equipment rental	$292.1	$226.2	$161.3
All other operations	$57.3	$47.6	$15.0
Depreciation of revenue earning equipment and lease charges
U.S. car rental	$1,269.3	$940.6	$971.7
International car rental	532.0	528.2	553.2
Worldwide equipment rental	298.8	272.1	254.3
All other operations	425.4	388.0	117.0
Total	$2,525.5	$2,128.9	$1,896.2
Depreciation of property and equipment
U.S. car rental	$129.2	$99.3	$89.7
International car rental	28.0	25.2	25.5
Worldwide equipment rental	33.9	34.1	33.7
All other operations	3.6	2.8	1.3
Other reconciling items	10.6	11.2	7.8
Total	$205.3	$172.6	$158.0

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years ended December 31,
	2013	2012	2011
Amortization of other intangible assets
U.S. car rental	$64.6	$27.6	$22.7
International car rental	7.6	6.9	7.7
Worldwide equipment rental	40.2	40.4	35.8
All other operations	7.2	7.2	2.3
Other reconciling items	1.9	1.8	1.5
Total	$121.5	$83.9	$70.0
Interest expense
U.S. car rental	$192.8	$176.9	$166.1
International car rental	114.3	124.2	161.0
Worldwide equipment rental	51.8	52.0	45.3
All other operations	14.7	15.2	6.0
Other reconciling items	342.4	281.6	321.3
Total	$716.0	$649.9	$699.7
Revenue earning equipment and property and equipment
U.S. car rental
Expenditures	$6,237.2	$5,258.8	$5,719.5
Proceeds from disposals	(4,387.8)	(4,263.8)	(5,017.4)
Net expenditures	$1,849.4	$995.0	$702.1
International car rental
Expenditures	$2,640.8	$2,641.8	$2,988.7
Proceeds from disposals	(2,251.2)	(2,105.2)	(2,452.7)
Net expenditures	$389.6	$536.6	$536.0
Worldwide equipment rental
Expenditures	$693.8	$788.1	$619.8
Proceeds from disposals	(141.0)	(190.1)	(216.6)
Net expenditures	$552.8	$598.0	$403.2
All other operations
Expenditures	$1,012.6	$1,199.2	$370.2
Proceeds from disposals	(555.5)	(689.4)	(217.5)
Net expenditures	$457.1	$509.8	$152.7
Other reconciling items
Expenditures	$27.8	$22.0	$15.4
Proceeds from disposals	(1.6)	1.4	—
Net expenditures	$26.2	$23.4	$15.4

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
	2013	2012
Total assets at end of year
U.S. car rental	$14,425.2	$13,579.4
International car rental	3,565.4	3,553.0
Worldwide equipment rental	3,870.5	3,622.0
All other operations	1,390.3	1,305.6
Other reconciling items	1,337.0	1,204.3
Total	$24,588.4	$23,264.3
Revenue earning equipment, net, at end of year
U.S. car rental	$8,629.0	$7,434.3
International car rental	2,047.1	2,163.6
Worldwide equipment rental	2,416.3	2,203.3
All other operations	1,101.0	1,095.4
Total	$14,193.4	$12,896.6
Property and equipment, net, at end of year
U.S. car rental	$958.1	$934.2
International car rental	172.6	163.8
Worldwide equipment rental	261.0	235.9
All other operations	16.0	16.3
Other reconciling items	106.6	86.2
Total	$1,514.3	$1,436.4
Total consolidated assets increased $1,324.1 million from December 31, 2012 to December 31, 2013. The increase was primarily related to increases in our U.S. car rental, worldwide equipment rental and all other operations segments' revenue earning equipment, driven by increased volumes, as well as our strategic investment in China Auto Rental, partly offset by a decrease in fleet receivables within our U.S. car rental segment, primarily related to the timing of purchases and sales of revenue earning equipment.
We operate in the United States and in international countries. International operations are substantially in Europe. The operations within major geographic areas are summarized below (in millions of dollars):

	Years ended December 31,
	2013	2012	2011
Revenues
United States	$7,913.6	$6,317.5	$5,414.2
International	2,858.3	2,707.4	2,885.1
Total	$10,771.9	$9,024.9	$8,299.3

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
	2013	2012
Total assets at end of year
United States	$19,426.0	$18,106.1
International	5,162.4	5,158.2
Total	$24,588.4	$23,264.3
Revenue earning equipment, net, at end of year
United States	$11,610.4	$10,205.0
International	2,583.0	2,691.6
Total	$14,193.4	$12,896.6
Property and equipment, net, at end of year
United States	$1,296.3	$1,226.1
International	218.0	210.3
Total	$1,514.3	$1,436.4

(a)	The following table reconciles adjusted pre-tax income to income before income taxes for the years ended December 31, 2013, 2012 and 2011 (in millions of dollars):

	Years Ended December 31,
Adjusted pre-tax income:	2013	2012	2011
U.S. car rental	$1,091.1	$872.8	$673.2
International car rental	141.2	92.9	145.6
Worldwide equipment rental	292.1	226.2	161.3
All other operations	57.3	47.6	15.0
Total reportable segments	1,581.7	1,239.5	995.1
Adjustments:
Other reconciling items(1)	(428.5)	(347.2)	(333.3)
Purchase accounting(2)	(132.2)	(109.6)	(87.6)
Debt-related charges(3)	(68.4)	(83.6)	(130.4)
Restructuring charges	(77.0)	(38.0)	(56.4)
Restructuring related charges(4)	(21.8)	(11.1)	(9.8)
Derivative gains (losses)(5)	(1.0)	(0.9)	0.1
Acquisition related costs and charges(6)	(18.5)	(163.7)	(18.8)
Integration expenses(7)	(40.0)	—	—
Relocation costs	(7.8)	—	—
Management transition costs	—	—	(4.0)
Pension adjustment(8)	—	—	13.1
Premiums paid on debt(9)	(28.7)	—	(62.4)
Impairment charges and other(10)	(44.0)	—	—
Other(11)	(50.7)	(44.0)	—
Income before income taxes	$663.1	$441.4	$305.6
_________________________________________________________________________

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)	Represents the increase in amortization of other intangible assets, depreciation of property and equipment and accretion of revalued liabilities relating to purchase accounting.

(3)	Represents debt-related charges relating to the amortization and write-off of deferred debt financing costs and debt discounts.

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

(6)
In 2012, primarily represents Dollar Thrifty acquisition related expenses, change in control expenses, 'Day-1' compensation expenses and other adjustments related to the Dollar Thrifty acquisition, loss on the Advantage divestiture, expenses related to additional required divestitures and costs associated with the Dollar Thrifty acquisition, pre-acquisition interest and commitment fee expenses for interim financing associated with the Dollar Thrifty acquisition and a gain on the investment in Dollar Thrifty stock.

(7)	In 2013, primarily represents Dollar Thrifty integration related expenses.

(8)
Represents a gain for the U.K. pension plan relating to unamortized prior service cost from a 2010 amendment that eliminated discretionary pension increases related to pre-1997 service primarily pertaining to inactive employees.

(9)
In 2013, represents premiums paid to redeem our 8.50% Former European Fleet Notes. In 2011, represents premiums paid to redeem our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes.

(10)	Related to FSNA and its subsidiary, Simply Wheelz.

(11)
In 2013, primarily represents expenses related to the loss on conversion of the convertible senior notes. In 2012, primarily represents expenses related to the withdrawal from a multiemployer pension plan, litigation accrual and expenses associated with the impact of Hurricane Sandy.

Note 12—Accumulated Other Comprehensive Income (Loss)
Changes in the accumulated other comprehensive income (loss) balance by component (net of tax) were as follows (in millions of dollars):

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses on Terminated Net Investment Hedges	Unrealized Gains on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$(109.8)	$102.4	$(19.4)	$(0.1)	$(26.9)
Other comprehensive income (loss) before reclassification	51.8	(48.8)	—	21.0	24.0

Amounts reclassified from accumulated other comprehensive loss	8.7	1.3	—	—	10.0

Net current period other comprehensive income (loss)	60.5	(47.5)	—	21.0	34.0
Balance at December 31, 2013	$(49.3)	$54.9	$(19.4)	$20.9	$7.1

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses on Terminated Net Investment Hedges	Unrealized Gains on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$(99.6)	$90.3	$(19.4)	$0.2	$(28.5)
Other comprehensive income (loss) before reclassification	(19.7)	12.1	—	(0.3)	(7.9)

Amounts reclassified from accumulated other comprehensive loss	9.5	—	—	—	9.5

Net current period Other comprehensive income (loss)	(10.2)	12.1	—	(0.3)	1.6
Balance at December 31, 2012	$(109.8)	$102.4	$(19.4)	$(0.1)	$(26.9)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses on Terminated Net Investment Hedges	Unrealized Gains on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$(70.2)	$114.8	$(6.8)	$—	$37.8
Other comprehensive income (loss) before reclassification	(26.7)	(24.5)	(12.6)	0.2	(63.6)

Amounts reclassified from accumulated other comprehensive loss	(2.7)	—	—	—	(2.7)

Net current period Other comprehensive income (loss)	(29.4)	(24.5)	(12.6)	0.2	(66.3)
Balance at December 31, 2011	$(99.6)	$90.3	$(19.4)	$0.2	$(28.5)
Amounts reclassified from accumulated other comprehensive loss to earnings during the years ended December 31, 2013, 2012 and 2011 were as follows (in millions of dollars):

	Years Ended December 31,			Statement of Operations Captions
	2013	2012	2011
Pension and other postretirement benefit plans
Amortization of actuarial (gain) losses(1)	$14.2	$13.7	$(4.0)	Selling, general and administrative
Tax provision	(5.5)	(4.2)	1.3
Net of tax	$8.7	$9.5	$(2.7)

Foreign Currency Items(2)	$1.3	$—	$—	Other Income
Total reclassifications for the period	$10.0	$9.5	$(2.7)

(1)	Included in the computation of net periodic pension / postretirement expenses (see Note 6—Employee Retirement Benefits).

(2)	Tax amounts are included in "Provision for taxes on income" in the consolidated statements of operations.
Note 13—Contingencies and Off-Balance Sheet Commitments
Legal Proceedings
From time to time we are a party to various legal proceedings. Other than with respect to the aggregate claims for public liability and property damage pending against us, management does not believe that any of the matters resolved, or pending against us, during 2013 are material to us and our subsidiaries taken as a whole. While we have accrued a liability with respect to claims for public liability and property damage of $347.7 million at December 31, 2013, management, based on the advice of legal counsel, does not believe any of the other pending matters described below are material. We have summarized below, for purposes of providing background, various legal proceedings to which we were and/or are a party during 2013 or the period after December 31, 2013 but before the filing of this Annual Report. In addition to the following, various other legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. As previously disclosed, on June 15, 2011 we received a subpoena from the staff of the Securities and Exchange Commission, or "SEC," seeking production of documents related to our proposed business combination with Dollar Thrifty. On February 14, 2013, we were informed by the staff that the investigation has been completed and that no action was taken by the staff or the SEC.

1.	Hertz Equipment Rental Corporation, or “HERC,” Loss Damage Waiver
On August 15, 2006, Davis Landscape, Ltd., individually and on behalf of all others similarly situated, filed a complaint against HERC in the United States District Court for the District of New Jersey. The parties executed a settlement agreement in March 2013 which was approved by the court in June 2013 and no further action is expected in the case.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Concession Fee Recoveries
On October 13, 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company, or “Enterprise,” was filed in the United States District Court for the District of Nevada. Enterprise is now a defendant in a separate action and is no longer a defendant in the Sobel case. The Sobel case purports to be a nationwide class action on behalf of all persons who rented cars from Hertz at airports in Nevada and were separately charged airport concession recovery fees by Hertz as part of their rental charges. In the complaint, the plaintiffs seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz from quoting or charging those airport fees that are alleged not to be allowed by Nevada law. The complaint also seeks attorneys' fees and costs. In 2010, the parties engaged in mediation which resulted in a proposed settlement. Although the court tentatively approved the settlement in November 2010, the court denied the plaintiffs' motion for final approval of the proposed settlement in May 2011. Following additional activity in the case, in March 2013, the court granted, in part, the plaintiffs' motion for partial summary judgment with respect to restitution and granted the plaintiffs' motion for class certification while denying the Company's motion for partial summary judgment. The court further indicated that plaintiffs are entitled to prejudgment interest from the date of the plaintiffs' first amended complaint. A judgment has not yet been entered in the case, and there are expected to be further proceedings before the district court. A judgment - which could potentially exceed $40.0 million - has still not been issued by the court. In September 2013, the court issued an Order that set forth its version of what a proposed Notice to Class Members would look like and set a schedule for the parties to file objections and to then further reply to the filed objections. As part of the Order, the court indicated that Hertz should pay for the costs of sending the proposed Notice - via regular mail - to all class members and the plaintiffs are not being required to post a corresponding bond. In October 2013, Hertz filed an interlocutory appeal of the court's September 2013 Order with the U.S. Court of Appeals for the Ninth Circuit. The appeal has been briefed and a stay of any proceedings at the district court has been entered. In the meantime, the parties have agreed to participate in a mediation of this case in March 2014 with a mediator proposed by the Ninth Circuit. We continue to believe the outcome of this case will not be material to our financial condition, results of operations or cash flows.

3.	Telephone Consumer Protection Act
On May 3, 2007, Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation was commenced in the District Court of Wyandotte County, Kansas. In January 2013, the parties executed a settlement agreement which was approved by the court in June 2013 and no further action is expected in the case.

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
Originally filed in November of 2007, the action is pending in the United States District Court for the Southern District of California, and plaintiffs claim to represent a class of individuals or entities that purchased rental car services from a defendant at airports located in California after January 1, 2007. Plaintiffs allege that the defendants agreed to charge consumers a 2.5% tourism assessment and not to compete with respect to this assessment, while misrepresenting that this assessment is owed by consumers, rather than the rental car defendants, to the California Travel and Tourism Commission, or the “CTTC.” Plaintiffs also allege that defendants agreed to pass through to consumers a fee known as the Airport Concession Fee, which fee had previously been required to be included in the rental car defendants' individual base rates, without reducing their base rates. Based on these allegations, the amended complaint seeks treble damages, disgorgement, injunctive relief, interest, attorneys' fees and costs. Plaintiffs dropped their claims against Caroline Beteta. Plaintiffs' claims against the rental car defendants have been dismissed, except for the federal antitrust claim. In June 2010, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of the plaintiffs' antitrust case against the CTTC as a state agency immune from antitrust complaint because the California Legislature foresaw the alleged price-fixing conspiracy that was the subject of the complaint. The plaintiffs subsequently filed a petition with the Ninth Circuit seeking a rehearing and that petition was granted. In November 2010, the Ninth Circuit withdrew its June opinion and instead

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

held that state action immunity was improperly invoked. The Ninth Circuit reinstated the plaintiffs' antitrust claims and remanded the case to the district court for further proceedings. In May 2012, the district court issued an order preliminarily approving the settlement of this action; certifying a settlement class; certifying a class representative and lead counsel; and providing for class notice. In October 2012, the court held a final approval hearing. In November 2012, the court issued an Order of Final Approval of the settlement of this action. One of the objectors to the settlement has filed a notice of appeal of this order with the United States Court of Appeals for the Ninth Circuit. Subsequently, the sole remaining appellant agreed to dismiss the appeal in exchange for a waiver of costs, so in September 2013, the U.S. Court of Appeals for the Ninth Circuit entered an Order dismissing the final objector's appeal. As a result, the settlement which had previously received Final Approval by the trial court has been implemented. We have accrued our best estimate of the ultimate cost which is not material to our financial condition.

5.	Securities Litigation
On November 20, 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the United States District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleges that Hertz Holdings made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiff seeks an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees.

6.	Public Liability and Property Damage
We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on our balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At December 31, 2013 and December 31, 2012, our liability recorded for public liability and property damage matters was $347.7 million and $332.2 million, respectively. The increase in public liability and property damage reserves was primarily related to Dollar Thrifty. We believe that our analysis is based on the most relevant information available, combined with reasonable assumptions, and that we may prudently rely on this information to determine the estimated liability. We note the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.
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
Off-Balance Sheet Commitments
As of December 31, 2013 and December 31, 2012, the following guarantees (including indemnification commitments) were issued and outstanding.

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
Environmental
We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our consolidated financial statements. As of December 31, 2013 and December 31, 2012, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our consolidated balance sheets in "Accrued liabilities" were $2.5 million and $2.6 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).
Note 14—Restructuring
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2007 through 2013, we announced several initiatives to improve our competitiveness and industry leadership through targeted job reductions. These initiatives included, but were not limited to, job reductions at our corporate headquarters, integration of Dollar Thrifty and back-office operations in the U.S. and Europe. As part of our re-engineering optimization we outsourced selected functions globally. In addition, we streamlined operations and reduced costs by initiating the closure of targeted car rental locations and equipment rental branches throughout the world. The largest of these closures occurred in 2008 which resulted in closures of approximately 250 off-airport locations and 22 branches in our U.S. equipment rental business. These initiatives impacted approximately 10,700 employees.
From January 1, 2007 through December 31, 2013, we incurred $645.4 million ($106.2 million for our U.S. car rental segment, $218.6 million for our international car rental segment, $238.7 million for our worldwide equipment rental segment, $2.0 million for all other operations and $79.9 million of other reconciling items) of restructuring charges.
For the year ended December 31, 2013, $21.9 million of costs related to the relocation of our corporate headquarters to Estero, Florida were recorded within restructuring charges.
Additional efficiency and cost saving initiatives are being developed; however, we presently do not have firm plans or estimates of any related expenses.
Restructuring charges in our consolidated statement of operations can be summarized as follows (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
By Type:
Termination benefits	$41.6	$26.2	$14.4
Pension and post retirement expense	0.1	1.0	0.4
Consultant costs	0.5	1.2	1.3
Asset writedowns	—	—	23.2
Facility closure and lease obligation costs	15.5	8.9	16.5
Relocation costs and temporary labor costs	19.0	0.4	0.6
Other	0.3	0.3	—
Total	$77.0	$38.0	$56.4

	Years Ended December 31,
	2013	2012	2011
By Caption:
Direct operating	$28.1	$22.6	$46.6
Selling, general and administrative	48.9	15.4	9.8
Total	$77.0	$38.0	$56.4

	Years Ended December 31,
	2013	2012	2011
By Segment:
U.S. car rental	$22.8	$5.3	$0.9
International car rental	19.3	21.1	15.7
Worldwide equipment rental	8.4	8.8	40.5
Other reconciling items	26.5	2.8	(0.7)
Total	$77.0	$38.0	$56.4
During the years ended December 31, 2013, 2012 and 2011, the after-tax effect of the restructuring charges decreased diluted earnings per share by $0.12 and $0.07 and $0.09, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the activity affecting the restructuring accrual during the year ended December 31, 2013 (in millions of dollars). We expect to pay the remaining restructuring obligations relating to termination benefits over the next twelve months. The remainder of the restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

	Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other(3)	Total
Balance as of January 1, 2012	$9.1	$0.2	$0.6	$11.7	$21.6
Charges incurred	26.2	1.0	1.2	9.6	38.0
Cash payments	(22.6)	—	(1.6)	(12.6)	(36.8)
Other(1)	(0.3)	(1.0)	0.1	(0.6)	(1.8)
Balance as of December 31, 2012	$12.4	$0.2	$0.3	$8.1	$21.0
Charges incurred	41.6	0.1	0.5	34.8	77.0
Cash payments	(32.6)	(0.3)	(0.6)	(15.1)	(48.6)
Other(2)	(1.3)	—	—	0.3	(1.0)
Balance as of December 31, 2013	$20.1	$—	$0.2	$28.1	$48.4
_______________________________________________________________________________

(1)	Primarily consists of decreases of $0.5 million related to a goodwill write-off on a sale of business and $1.0 million in ASC 715 pension adjustment.

(2)
Primarily consists of decreases of $1.6 million of accelerated equity award compensation, offset by the inclusion of prior facility reserves of $0.3 million and $0.2 million for foreign currency translation.

(3)	As of December 31, 2013, primarily consists of charges incurred for relocation of $19.0 million, facility closures of $8.5 million and lease accelerations of $7.0 million.
Note 15—Financial Instruments and Fair Value Measurements
Gasoline Swap Contracts
We purchase unleaded gasoline and diesel fuel at prevailing market rates and maintain a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. We currently have in place swaps to cover a portion of our fuel price exposure through December 2014. We presently hedge a portion of our overall unleaded gasoline purchases with commodity swaps and have contracts in place that settle on a monthly basis. Gains and losses resulting from changes in the fair value of these commodity instruments are included in our results of operations in the periods incurred.
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
The following table summarizes the estimated fair value of derivatives (in millions of dollars):

	Fair Value of Derivative Instruments(1)
	Asset Derivatives(2)		Liability Derivatives(2)
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Derivatives not designated as hedging
instruments under ASC 815:
Gasoline swaps	$1.8	$—	$—	$0.1
Interest rate caps	9.1	0.9	8.9	0.9
Foreign exchange forward contracts	1.7	3.4	5.3	4.5
Foreign exchange options	0.1	0.2	—	—
Total derivatives not designated as hedging
instruments under ASC 815	$12.7	$4.5	$14.2	$5.5
_______________________________________________________________________________

(1)	All fair value measurements were primarily based upon significant observable (Level 2) inputs.

(2)	All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" on our consolidated balance sheets.
The following table summarizes the gains and (losses) of derivatives (in millions of dollars):

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2013	2012
Derivatives not designated as hedging
instruments under ASC 815:
Gasoline swaps	Direct operating	$2.2	$0.7
Interest rate caps	Selling, general and administrative	(0.5)	(0.8)
Foreign exchange forward contracts	Selling, general and administrative	(22.6)	(15.4)
Foreign exchange options	Selling, general and administrative	(0.2)	—
Total		$(21.1)	$(15.5)
While our fuel derivatives, foreign currency forward contracts, foreign exchange options and certain interest rate caps are subject to enforceable master netting agreements with their counterparties, we do not offset the derivative assets and liabilities in our condensed consolidated balance sheets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact of offsetting derivative instruments is depicted below (in millions of dollars):

As of December 31, 2013:				Gross amounts not offset in Balance Sheet
	Gross assets	Gross assets offset in Balance Sheet	Net recognized assets in Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Gasoline swaps	$1.8	$—	$1.8	$(0.1)	$—	$1.7
Interest rate caps	9.1	—	9.1	—	—	9.1
Foreign exchange forward contracts	1.7	—	1.7	(1.5)	—	0.2
Foreign exchange options	0.1	—	0.1	(0.1)	—	—
Total	$12.7	$—	$12.7	$(1.7)	$—	$11.0

				Gross amounts not offset in Balance Sheet
	Gross liabilities	Gross liabilities offset in Balance Sheet	Net recognized liabilities in Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate caps	$8.9	$—	$8.9	$—	$—	$8.9
Foreign exchange forward contracts	5.3	—	5.3	(1.7)	—	3.6
Total	$14.2	$—	$14.2	$(1.7)	$—	$12.5

As of December 31, 2012:				Gross amounts not offset in Balance Sheet
	Gross assets	Gross assets offset in Balance Sheet	Net recognized assets in Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate caps	$0.9	$—	$0.9	$—	$—	$0.9
Foreign exchange forward contracts	3.4	—	3.4	(1.3)	—	2.1
Foreign exchange options	0.2	—	0.2	(0.2)	—	—
Total	$4.5	$—	$4.5	$(1.5)	$—	$3.0

				Gross amounts not offset in Balance Sheet
	Gross liabilities	Gross liabilities offset in Balance Sheet	Net recognized liabilities in Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate caps	$0.9	$—	$0.9	$—	$—	$0.9
Gasoline swaps	0.1	—	0.1	—	—	0.1
Foreign exchange forward contracts	4.5	—	4.5	(1.5)	—	3.0
Total	$5.5	$—	$5.5	$(1.5)	$—	$4.0

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 were as follows (in millions):

	December 31, 2013
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid Expenses and Other Assets:
Gasoline swaps	$1.8	$—	$1.8	$—
Interest rate caps	9.1	—	9.1	—
Foreign currency forward contracts	1.7	—	1.7	—
Foreign exchange options	0.1	—	0.1	—
Total	$12.7	$—	$12.7	$—

Accrued Liabilities:
Interest rate caps	$8.9	$—	$8.9	$—
Foreign currency forward contracts	5.3	—	5.3	—
Total	$14.2	$—	$14.2	$—

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

Accrued Liabilities:
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
Marketable securities held by us consist of debt securities classified as available-for-sale, which are carried at fair value and are included within "Prepaid expenses and other assets." Unrealized gains and losses, net of related income taxes, are included in "Accumulated other comprehensive loss." As of December 31, 2013 and December 31, 2012, the fair value of debt securities was $151.0 million and $0.0 million, respectively. Unrealized gain of $21.0 million was recognized for the year ended December 31, 2013. Hertz classifies its investment in the China Auto Rental convertible notes within Level 3 because it is valued using significant unobservable inputs. To estimate the fair value, Hertz utilized a binomial valuation model. The most significant unobservable inputs we use are our estimates of the underlying equity value of the investee. The discount rate and volatility used in the measurements of fair value were 6.5% and 40%, respectively, and are based on the underlying risk associated with our estimate of the underlying equity value of the investee, as well as the terms of the respective contracts. The credit rating of the investee, general business conditions, liquidity, and underlying equity value could materially affect the fair value of the convertible notes. Hertz periodically conducts reviews and engages valuation specialists to verify pricing and assesses liquidity to determine

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

if significant inputs have changed that would impact the fair value hierarchy disclosure. For further information on assets classified as Level 3 measurement, see Note 4—Business Combinations and Divestitures.
The following table summarizes the changes in fair value measurement using Level 3 inputs for the year ended December 31, 2013 (in millions of dollars):

Year Ended December 31,
2013
Fair Value Measurements Using Level 3 Inputs Convertible Notes
Balance at the beginning of period	$—
Realized gains (losses) included in earnings	—
Unrealized gains (losses) related to investments	21.0
Purchases	130.0
Settlements	—
Balance at the end of period	$151.0

For the years ended December 31, 2013 and 2012, unrealized gains of $21.0 million and $0.0 million were recognized in "Accumulated other comprehensive income (loss)."
For borrowings with an initial maturity of 90 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities (Level 2 inputs). The aggregate fair value of all debt at December 31, 2013 was $16,840.5 million, compared to its nominal unpaid principal balance of $16,302.6 million. The aggregate fair value of all debt at December 31, 2012 was $16,493.1 million, compared to its nominal unpaid principal balance of $15,473.8 million.
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
FSNA, the parent of Simply Wheelz LLC, or "Simply Wheelz," the owner and operator of Hertz’s divested Advantage brand, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in November 2013. As a result, Hertz performed an impairment analysis of the vehicles subleased to Simply Wheelz during the quarter ended September 30, 2013 on an undiscounted cash flow basis to determine whether an impairment loss should be recognized. Based on the results of the recoverability test under ASC Topic 360, “Property, Plant, and Equipment,” we concluded that these assets were impaired and thus, we were required to determine the fair value of the subleased vehicles to measure the amount of impairment loss. Based on our impairment analysis, we recorded an impairment charge of $40.0 million to write down the carrying value of the vehicles subleased to Simply Wheelz to their fair value during the quarter ended September 30, 2013.
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
The nonrecurring Level 3 fair value measurement of the impairment charge taken during fiscal 2013 included the following significant unobservable inputs:

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Earning Equipment Asset	Fair Value (a)	Valuation Technique	Unobservable Input	Range
Subleased Vehicles - Advantage	$279 million	A Combination of The Income And Market Approaches	Probability of Payment	0%
			Projected Month of Disposal	December 2013 - April 2014
			Probability of A Buy-Out	0 - 60%
			Probability of Bankruptcy	0 - 100%
(a) Amount represents the fair value of subleased vehicles to Advantage when we recognized the impairment charge as of September 30, 2013, the date that the fair value measurement was made. The carrying value for these subleased vehicles may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
Note 16—Related Party Transactions
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
For 2013 and subsequent years, the lead director is paid an additional annual cash fee of $100,000, the chairperson of our Audit Committee is paid an additional annual cash fee of $35,000 and each other member of our Audit Committee is paid an additional annual cash fee of $17,500. For 2013 and subsequent years, the chairperson of our Compensation Committee is paid an additional annual cash fee of $30,000 and each other member of our Compensation Committee receives an additional annual cash fee of $15,000. For 2013 and subsequent years, the chairperson of our Nominating and Governance Committee is paid an additional annual cash fee of $25,000 and each other member of our Nominating and Governance Committee receives an additional annual cash fee of $12,500. For 2013 and subsequent years, each member of our Executive and Finance Committee receives an additional annual cash fee of $17,500.
Other Relationships with our Directors
The Corporation in the ordinary course of business provides products and services to and purchases products and services from companies at which some of our directors serve. In each case: (i) the relevant products and services were provided on terms and conditions determined on an arms-length basis and consistent with those provided by or to similarly situated customers and suppliers; (ii) the relevant director did not initiate or negotiate the relevant transaction, each of which was in the ordinary course of business of both companies; and (iii) the aggregate amounts of such purchases and sales were less than 2% of the consolidated gross revenues of each of the Corporations, for the periods presented.
We provided relocation assistance to our employees in connection with the relocation of our corporate headquarters from Park Ridge, New Jersey to Estero, Florida. In connection with the relocation program, we entered into an agreement with a third-party provider of relocation services, part of which included purchases of the current residences of eligible employees on our behalf. Consistent with the practices of other, similarly-situated companies that undergo relocations, the purchase price of each of the residences was determined by obtaining multiple appraisals, which were averaged for the third party's purchase price. The total amount that we spent under the program during the year ended December 31, 2013 was $3.1 million for the executive officers. The Compensation Committee approved the program.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financing Arrangements with Related Parties
As a result of the Sponsors' sale of shares in May 2013, none of our outstanding debt at December 31, 2013 was with related parties. As of December 31, 2012 approximately $189.8 million of our outstanding debt was with related parties.
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
The following table sets forth the computation of basic and diluted earnings per share (in millions of dollars, except per share amounts):

	Years Ended December 31,
	2013	2012	2011
Basic and diluted earnings per share:
Numerator:
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$346.2	$238.6	$164.2
Denominator:
Weighted average shares used in basic computation	422.3	419.9	415.9
Add: Stock options, RSUs and PSUs	6.9	5.0	7.5
Add: Potential issuance of common stock upon conversion of Convertible Senior Notes	34.7	23.3	21.4
Weighted average shares used in diluted computation	463.9	448.2	444.8
Earnings per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, basic	$0.82	$0.57	$0.39
Earnings per share attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders, diluted	$0.76	$0.53	$0.37
Diluted earnings per share computations for the years ended December 31, 2013, 2012 and 2011 excluded the weighted-average impact of the assumed exercise of approximately 9.8 million, 2.9 million and 8.7 million shares, respectively, of stock options, RSUs and PSUs, because such impact would be antidilutive.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the impact the repurchased shares had on our weighted shares outstanding for the period, the announcement of the policy change resulted in an adjustment to the numerator (net income) of our earnings per share computation. The numerator was adjusted to add back the after-tax amount of interest recognized in the period associated with the Convertible Senior Notes on the same pro rata basis. This adjustment for December 31, 2013, 2012 and 2011 was $7.7 million, $0.0 million and $0.0 million.
We have calculated our weighted average shares outstanding in accordance with the applicable accounting guidance which provides that the number of shares is determined by relating the portion of time within a reporting period that common shares have been outstanding to the total time in that period.
Note 18—Quarterly Financial Information (Unaudited)
Provided below is a summary of the quarterly operating results during 2013 and 2012 (in millions of dollars, except per share data).
Amounts are computed independently each quarter. As a result, the sum of the quarter's amounts may not equal the total amount for the respective year. For a description of the revisions to prior periods, see Note 2—Summary of Significant Accounting Policies.

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Revenues	$2,436.9	$2,709.2	$3,069.4	$2,556.4
Income before income taxes	73.7	205.9	321.3	62.3
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	15.8	120.8	210.2	(0.6)
Earnings per share, basic	$0.04	$0.30	$0.49	$—
Earnings per share, diluted	$0.04	$0.27	$0.46	$—

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Revenues	$1,961.7	$2,226.2	$2,517.2	$2,319.7
Income (loss) before income taxes	(36.7)	148.0	373.1	(43.1)
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	(56.3)	87.9	243.8	(36.8)
Earnings (loss) per share, basic	$(0.13)	$0.21	$0.58	$(0.09)
Earnings (loss) per share, diluted	$(0.13)	$0.20	$0.55	$(0.09)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Subsequent Events
Upon discovery in January 2014 of a requirement under the HVF II Series 2013-B Notes unknowingly not being met, Hertz promptly obtained waivers from 100% of the noteholders required to waive and cure the related amortization events and provided the required notices.
In February 2014, we added Firefly Rent A Car LLC as a guarantor under certain of our debt instruments and credit facilities.
In February 2014, the maturity date of the Canadian Securitization was extended to March 2015.
In February 2014, the maturity date of the Dollar Thrifty-Sponsored Canadian Securitization was extended to March 2015.
In March 2014, the Company announced that its Board of Directors has approved plans to separate the Hertz car and equipment rental businesses into two independent, publicly traded companies. Additionally, the Board approved a new share repurchase program totaling $1 billion which replaces the existing program.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY BALANCE SHEETS
(In Millions of Dollars except for per share data)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$0.1	$—
Accounts receivable from Hertz affiliate	—	—
Taxes receivable	62.9	48.7
Prepaid expenses and other assets	—	5.4
Investments in subsidiaries	2,884.2	2,896.6
Deferred charges	0.2	3.2
Total assets	$2,947.4	$2,953.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued liabilities	$0.4	$2.1
Accounts payable with Hertz affiliate	92.6	12.8
Debt	81.9	434.2
Deferred taxes on income	1.3	18.6
Total liabilities	176.2	467.7
Stockholders' equity:
Preferred Stock, $0.01 par value, 200.0 million shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 2,000.0 million shares authorized, 449.7 million and 421.5 million shares issued and 445.8 million and 421.5 million outstanding	4.5	4.2
Additional paid-in capital	3,225.9	3,233.9
Accumulated deficit	(378.8)	(725.0)
Accumulated other comprehensive loss	7.1	(26.9)
	2,858.7	2,486.2
Treasury Stock, at cost, 3.877 million shares and 0 shares	(87.5)	—
Total stockholders' equity	2,771.2	2,486.2
Total liabilities and stockholders' equity	$2,947.4	$2,953.9
The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY STATEMENTS OF OPERATIONS
(In Millions of Dollars)

	Years ended December 31,
	2013	2012	2011
Revenues	$—	$—	$—
Expenses:
Selling, general and administrative	0.4	0.2	0.2
Interest expense, net of interest income	37.2	52.1	49.4
Other expense, net	38.6	—	—
Total expenses	76.2	52.3	49.6
Income (loss) before income taxes	(76.2)	(52.3)	(49.6)
Benefit for taxes on income	28.3	19.6	15.3
Equity in earnings of subsidiaries, net of tax	394.1	271.3	198.5
Net income	$346.2	$238.6	$164.2
The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME
(In Millions of Dollars)

	Years Ended December 31,
	2013	2012	2011
Net income	$346.2	$238.6	$164.2
Other comprehensive income (loss)	34.0	1.6	(66.3)
Comprehensive income	$380.2	$240.2	$97.9
The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions of Dollars, Shares in Millions)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:		Shares	Amount
December 31, 2010	$—	413.5	$4.1	$3,183.2	$(1,123.3)	$37.8	$—	$2,101.8
Cumulative effect of accounting corrections					(4.5)			(4.5)
December 31, 2010 (as revised)	—	413.5	4.1	3,183.2	(1,127.8)	37.8	—	2,097.3
Net loss attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					164.2			164.2
Other comprehensive income						(66.3)		(66.3)
Acquisition of remaining portion of non-controlling interest, net of tax of $9.8				(15.3)				(15.3)
Employee stock purchase plan		0.3	—	4.2				4.2
Net settlement on vesting of restricted stock		1.2	—	(11.5)				(11.5)
Stock-based employee compensation charges, net of tax of $0				31.1				31.1
Exercise of stock options, net of tax of $0.4		2.0	0.1	12.6				12.7
Common shares issued to Directors		—	—	1.4				1.4
Phantom shares issued to Directors				0.2				0.2
December 31, 2011	—	417.0	4.2	3,205.9	(963.6)	(28.5)	—	2,218.0
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					238.6			238.6
Other comprehensive loss						1.6		1.6
Employee stock purchase plan, net of tax of $0		0.6	—	5.0				5.0
Net settlement on vesting of restricted stock		2.0	—	(20.1)				(20.1)
Stock-based employee compensation charges, net of tax of $0				30.4				30.4
Exercise of stock options, net of tax of $0.9		1.8	—	11.2				11.2
Common shares issued to Directors		0.1		1.5				1.5
December 31, 2012	—	421.5	4.2	3,233.9	(725.0)	(26.9)	—	2,486.2
Net income attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders					346.2			346.2
Other comprehensive income						34.0		34.0
Employee stock purchase plan		0.3	—	6.0				6.0
Net settlement on vesting of restricted stock		1.0	—	(12.0)				(12.0)
Stock-based employee compensation charges, net of tax of $0				35.1				35.1
Exercise of stock options, net of tax of $0		3.0	0.1	26.8				26.9
Common shares issued to Directors		—	—	0.7				0.7
Conversion of Convertible Senior Notes, net of tax of $3.1		47.1	0.2	(64.6)			467.2	402.8
Share repurchase(a)		(27.1)					(554.7)	(554.7)
December 31, 2013	$—	445.8	$4.5	$3,225.9	$(378.8)	$7.1	$(87.5)	$2,771.2

(a)
During the fourth quarter of 2013, Hertz Holdings repurchased a total of 3.877 million shares at an average price of $22.54 per share. In March 2013, Hertz Holdings repurchased 23.2 million shares at a price of $20.14.

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY STATEMENTS OF CASH FLOWS
(In Millions of Dollars)

	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$346.2	$238.6	$164.2
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and write-off of deferred financing costs	1.5	2.3	2.3
Amortization of debt discount	18.2	24.9	22.2
Loss on extinguishment of debt	27.5	—	—
Deferred taxes on income	(17.3)	(8.1)	(5.6)
Changes in assets and liabilities:
Taxes receivable	(11.1)	(11.5)	(9.7)
Prepaid expenses and other assets	5.3	(5.3)	(0.1)
Accrued liabilities	1.8	—	—
Equity in losses of subsidiaries, net of tax	(394.0)	(271.3)	(198.5)
Net cash flows used in operating activities	(21.9)	(30.4)	(25.2)
Cash flows from investing activities:
Investment in and advances to consolidated subsidiaries	—	0.5	—
Return of capital from subsidiary	482.0	25.0	23.0
Net cash provided by investing activities	482.0	25.5	23.0
Cash flows from financing activities:
Proceeds from exercise of stock options	26.9	11.2	13.0
Accounts receivable from Hertz affiliate	79.8	13.2	1.0
Proceeds from disgorgement of stockholders short swing profits	—	—	0.1
Net settlement on vesting of restricted stock	(12.0)	(20.1)	(11.5)
Purchase of treasury shares	(554.7)	—	—
Net cash provided by (used in) financing activities	(460.0)	4.3	2.6
Net change in cash and cash equivalents during the period	0.1	(0.6)	0.4
Cash and cash equivalents at beginning of period	—	0.6	0.2
Cash and cash equivalents at end of period	$0.1	$—	$0.6
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$14.7	$24.9	$24.9
Income taxes	—	—	—
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
There are significant restrictions over the ability of Hertz Holdings to obtain funds from its indirect subsidiaries through dividends, loans or advances. Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the investments of Hertz Holdings in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with the consolidated financial statements of Hertz Holdings included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.” For a discussion of background and basis of presentation and a description of the revisions to prior periods, see Notes 1 and 2 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”
Note 2—Debt
Convertible Senior Notes
In May and June 2009, we issued $474.8 million in aggregate principal amount of 5.25% Convertible Senior Notes due June 2014. Our Convertible Senior Notes may be convertible by holders into shares of our common stock, cash or a combination of cash and shares of our common stock, as elected by us, initially at a conversion rate of 120.6637 shares per $1,000 principal amount of notes, subject to adjustment.
We have a policy of settling the conversion of our Convertible Senior Notes using 100% shares of Hertz Holdings common stock. Proceeds from the offering of the Convertible Senior Notes were allocated between “Debt” and “Additional paid-in capital.” The value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the Convertible Senior Notes and the amount reflected as a debt liability was recorded as “Additional paid-in capital.” As a result, at issuance the debt was recorded at a discount of $117.9 million reflecting that its coupon was below the market yield for a similar security without the conversion feature at issuance. The debt is subsequently accreted to its par value over its expected life, with the market rate of interest at issuance being reflected in the statements of operations. The effective interest rate on the Convertible Senior Notes on the issuance date was 12%.
On January 1, 2013, our Convertible Senior Notes became convertible again. This conversion right was triggered because our closing common stock price per share exceeded $10.77 for at least 20 trading days during the 30 consecutive trading day period ending on December 31, 2012. Our stock price has remained above $10.77 since then, so the Convertible Senior Notes continue to be convertible through at least March 31, 2014 and may be convertible thereafter, if our stock price remains above $10.77 or any of the other conversion conditions specified in the indenture is satisfied during future measurement periods. In connection with our repurchase of the shares of our common stock in March 2013, we changed our settlement policy to provide that we will settle conversions of our Convertible Senior Notes using 100% shares of our common stock. Previously, we had a policy of settling the conversion of our Convertible Senior Notes using a combination settlement, which called for settling the fixed dollar amount per $1,000 in principal amount in cash and settling in shares the excess conversion value, if any.
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
On June 1 and December 1, 2013, Hertz Holdings made semi-annual interest payments of approximately $12.5 million and $2.2 million on the Convertible Senior Notes, respectively. On June 1, and December 1, 2012, Hertz Holdings made semi-annual interest payments of approximately $12.5 million on the Convertible Senior Notes, respectively. Hertz Holdings made this payment with a combination of cash on hand and proceeds from the repayment of an inter-company loan from Hertz, and dividends received Hertz Holdings subsidiaries.

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
For a discussion of the debt obligations of the indirect subsidiaries of Hertz Holdings, see Note 5 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”
Note 3—Commitments and Contingencies
Hertz Holdings has no direct commitments and contingencies, but its indirect subsidiaries do. For a discussion of the commitments and contingencies of the indirect subsidiaries of Hertz Holdings, see Notes 10 and 13 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”
Note 4—Dividends
During 2013 and 2012, Hertz Holdings received approximately $482 million and $25 million, respectively, of return of capital and cash dividends from its subsidiaries for the purchase of stock and payment of interest related to the Convertible Senior Notes.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(In Millions of Dollars)

	Balance at	Additions
	Beginning of Period	Charged to Expense	Translation Adjustments	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2013	$29.3	$41.9	$(0.1)	$(40.3)	(a)	$30.8
Year ended December 31, 2012(b)	20.3	38.3	—	(29.3)	(a)	29.3
Year ended December 31, 2011(b)	19.7	28.2	0.1	(27.7)	(a)	20.3

Tax valuation allowances:
Year ended December 31, 2013	$226.4	$37.9	$15.1	$—		$279.4
Year ended December 31, 2012(b)	186.7	39.8	(0.1)	—		226.4
Year ended December 31, 2011(b)	185.8	2.1	(1.2)	—		186.7
_____________________________

(a)	Amounts written off, net of recoveries.

(b)
Prior period amounts have been revised, for a description of the revisions to prior periods, see Note 2 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data."

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. The assessment was based on criteria established in Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. Their report is included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."
Changes in Internal Control Over Financial Reporting
In the third quarter of 2013, the Company implemented Oracle general ledger, accounts payable and a portion of fixed assets, purchasing and procurement modules for most of its Hertz brand U.S. car rental and HERC U.S. and Canada equipment businesses. No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information related to our directors is set forth under the caption “Election of Directors” of our proxy statement, or the “2014 Proxy Statement,” for our annual meeting of stockholders scheduled for May 14, 2014. Such information is incorporated herein by reference.
Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”
Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2014 Proxy Statement. Such information is incorporated herein by reference.
Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2014 Proxy Statement. Such information is incorporated herein by reference.
Information related to our code of ethics is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2014 Proxy Statement. Such information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information relating to this item is set forth under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our 2014 Proxy Statement. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to this item is set forth in this Annual Report under the caption “Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Equity Compensation Plan Information” and under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers” of our 2014 Proxy Statement. Such information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2014 Proxy Statement. Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2014 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report:

			Page
(a)	1.	Financial Statements:
		Our financial statements filed herewith are set forth in Part II, Item 8 of this Annual Report as follows:
		Hertz Global Holdings, Inc. and Subsidiaries—
		Report of Independent Registered Public Accounting Firm	74
		Consolidated Balance Sheets	75
		Consolidated Statements of Operations	76
		Consolidated Statements of Comprehensive Income (Loss)	77
		Consolidated Statements of Changes in Equity	78
		Consolidated Statements of Cash Flows	80
		Notes to Consolidated Financial Statements	82
	2.	Financial Statement Schedules:
		Our financial statement schedules filed herewith are set forth in Part II, Item 8 of this Annual Report as follows:
		Hertz Global Holdings, Inc.—Schedule I—Condensed Financial Information of Registrant	151
		Hertz Global Holdings, Inc. and Subsidiaries-Schedule II—Valuation and Qualifying Accounts	158
	3.	Exhibits:

The attached list of exhibits in the “Exhibit Index” immediately following the signature pages to this Annual Report is filed as part of this Annual Report and is incorporated herein by reference in response to this item.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the borough of Park Ridge, and state of New Jersey, on the 19th day of March, 2014.

HERTZ GLOBAL HOLDINGS, INC. (Registrant)

By:	/s/ THOMAS C. KENNEDY
Name:	Thomas C. Kennedy
Title:	Senior Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2014:

Signature	Title

/s/ GEORGE W. TAMKE	Lead Director
George W. Tamke

/s/ MARK P. FRISSORA	Chief Executive Officer and Chairman of the Board of Directors
Mark P. Frissora

/s/ THOMAS C. KENNEDY	Senior Executive Vice President and Chief Financial Officer
Thomas C. Kennedy

/s/ JATINDAR S. KAPUR	Senior Vice President, Finance and Corporate Controller
Jatindar S. Kapur

/s/ BARRY H. BERACHA	Director
Barry H. Beracha

/s/ CARL T. BERQUIST	Director
Carl T. Berquist

/s/ MICHAEL J. DURHAM	Director
Michael J. Durham

/s/ CAROLYN EVERSON	Director
Carolyn Everson

/s/ DEBRA KELLY-ENNIS	Director
Debra Kelly-Ennis

/s/ MICHAEL F. KOEHLER	Director
Michael F. Koehler

/s/ PHILIPPE P. LAFFONT	Director
Philippe P. Laffont

/s/ LINDA FAYNE LEVINSON	Director
Linda Fayne Levinson

/s/ HENRY C. WOLF	Director
Henry C. Wolf

EXHIBIT INDEX

Exhibit Number	Description
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

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 30, 2013).

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
4.1.7
Sixth Supplemental Indenture, dated as of March 8, 2013, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., DTG Supply, Inc., Thrifty Car Sales, Inc., Thrifty Rent-A-Car System, Inc., TRAC Asia Pacific, Inc., Thrifty Insurance Agency, Inc., The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.50% Senior Notes due 2018 (Incorporated by reference to Exhibit 4.1.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).

4.1.8
Seventh Supplemental Indenture, dated as of February 5, 2014, among Firefly Rent A Car LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.50% Senior Notes due 2018.

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

4.2.7
Sixth Supplemental Indenture, dated as of March 8, 2013, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., DTG Supply, Inc., Thrifty Car Sales, Inc., Thrifty Rent-A-Car System, Inc., TRAC Asia Pacific, Inc., Thrifty Insurance Agency, Inc., The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.2.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).

4.2.8
Seventh Supplemental Indenture, dated as of February 5, 2014, among Firefly Rent A Car LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021.

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

Exhibit Number	Description
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

4.3.7
Fifth Supplemental Indenture, dated as of March 8, 2013, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., DTG Supply, Inc., Thrifty Car Sales, Inc., Thrifty Rent-A-Car System, Inc., TRAC Asia Pacific, Inc., Thrifty Insurance Agency, Inc., The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.3.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).

4.3.8
Sixth Supplemental Indenture, dated as of February 5, 2014, among Firefly Rent A Car LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019.

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

Exhibit Number	Description
4.4.6
Fourth Supplemental Indenture, dated as of March 8, 2013, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., DTG Supply, Inc., Thrifty Car Sales, Inc., Thrifty Rent-A-Car System, Inc., TRAC Asia Pacific, Inc., Thrifty Insurance Agency, Inc., The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 5.875% Senior Notes due 2020 and the 6.250% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.4.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).

4.4.7
Fifth Supplemental Indenture, dated as of March 28, 2013, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., DTG Supply, Inc., Thrifty Car Sales, Inc., Thrifty Rent-A-Car System, Inc., TRAC Asia Pacific, Inc., Thrifty Insurance Agency, Inc., The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 4.250% Senior Notes due 2018 (Incorporated by reference to Exhibit 4.4.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).

4.4.8
Exchange and Registration Rights Agreement, dated as of March 28, 2013, among The Hertz Corporation, the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers, relating to the 4.250% Senior Notes due 2018 (Incorporated by reference to Exhibit 4.4.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).

4.4.9
Sixth Supplemental Indenture, dated as of February 5, 2014, among Firefly Rent A Car LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 4.250% Senior Notes due 2018.

4.5.1
Fourth Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Rental Car Asset Backed Notes (Issuable in Series).

4.5.2
Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of September 18, 2009, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor (Incorporated by reference to Exhibit 4.9.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 6, 2009).

4.5.3
Amendment No. 1 to the Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of December 21, 2010, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor (Incorporated by reference to Exhibit 4.6.4 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 25, 2011).

4.5.4
Amendment No. 2 to the Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of November 25, 2013, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor.

4.5.5
Second Amended and Restated Participation, Purchase and Sale Agreement, dated as of September 18, 2009, among Hertz General Interest LLC, Hertz Vehicle Financing LLC and The Hertz Corporation, as Lessee and Servicer (Incorporated by reference to Exhibit 4.9.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 6, 2009).

4.5.6
Amendment No. 1 to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 21, 2010, among The Hertz Corporation, Hertz Vehicle Financing LLC and Hertz General Interest LLC (Incorporated by reference to Exhibit 4.6.6 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 25, 2011).

4.5.7
Fourth Amended and Restated Collateral Agency Agreement, dated as of November 25, 2013, among Hertz Vehicle Financing LLC, as a Grantor, Hertz General Interest LLC, as a Grantor, DTG Operations, Inc., as a Grantor, The Hertz Corporation, as a Grantor and as Collateral Servicer, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, and the various financing sources, beneficiaries and grantors party thereto from time to time.

4.5.8
Second Amended and Restated Administration Agreement, dated as of September 18, 2009, among The Hertz Corporation, as Administrator, Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.12 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 6, 2009).

4.5.9
Third Amended and Restated Master Exchange Agreement, dated as of November 25, 2013, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and DB Services Americas, Inc.

Exhibit Number	Description
4.5.10
Third Amended and Restated Escrow Agreement, dated as of November 25, 2013, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and Deutsche Bank Trust Company Americas.

4.5.11
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

4.6.1
Third Amended and Restated Series 2009-1 Supplement, dated as of December 27, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Fourth Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.6.2
Third Amended and Restated Series 2009-1 Note Purchase Agreement, dated as of December 27, 2013, among Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, Certain Conduit Investors, each as a Conduit Investor, Certain Financial Institutions, each as a Committed Note Purchaser, Certain Funding Agents, and Deutsche Bank AG, New York Branch, as Administrative Agent.

4.7.1
Amended and Restated Series 2009-2 Supplement, dated as of June 18, 2010, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Fourth Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.34 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 6, 2010).

4.7.2
Amendment No. 1 to Amended and Restated Series 2009-2 Supplement, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary.

4.8.1
Series 2010-1 Supplement, dated as of July 22, 2010, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.35 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 6, 2010).

4.8.2
Amendment No. 1 to Series 2010-1 Supplement, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary.

4.9.1
Series 2011-1 Supplement, dated as of June 16, 2011, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Fourth Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 5, 2011).

4.9.2
Amendment No. 1 to Series 2011-1 Supplement, dated as of March 8, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary.

4.9.3
Amendment No. 2 to Series 2011-1 Supplement, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary.

Exhibit Number	Description
4.10.1
Series 2013-1 Supplement, dated as of January 23, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Fourth Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.10 of the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-186328), as filed on January 31, 2013).

4.10.2
Amendment No. 1 to Series 2013-1 Supplement, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary.

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

4.11.7
Amendment No. 1 to Collateral Assignment of Exchange Agreement, dated as of November 25, 2013, among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, as master collateral agent.

4.11.8
Second Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group VII), dated as of November 25, 2013, among Rental Car Finance Corp., as lessor, DTG Operations, Inc., as lessee and servicer, The Hertz Corporation, as lessee and guarantor, and those permitted lessees from time to time becoming lessees and servicers thereunder, and Dollar Thrifty Automotive Group, Inc., as master servicer.

4.11.9
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

4.11.10
Amendment No. 3 to Master Exchange and Trust Agreement, dated as of December 3, 2013, among Rental Car Finance Corp., DTG Operations, Inc., Thrifty Rent-A-Car System, Inc., DB Like-Kind Exchange Services Corp., VEXCO, LLC and Deutsche Bank Trust Company Americas.

4.11.11
Collateral Assignment of Exchange Agreement, dated as of July 28, 2011, among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, as master collateral agent (incorporated by reference to Exhibit 4.236 to Dollar Thrifty Automotive Group, Inc.'s Form 8-K, filed August 3, 2011 (File No. 001-13647)).

Exhibit Number	Description
4.11.12
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

4.11.13
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

4.11.14
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

4.12.1
Third Amended and Restated Series 2010-3 Supplement, dated as of November 25, 2013, among Rental Car Finance Corp., as issuer, Deutsche Bank Trust Company Americas, as trustee, and Hertz Vehicle Financing II LP, as Series 2010-3 Noteholder.

4.12.2	Series 2010-3 Administration Agreement, dated as of November 25, 2013, among Rental Car Finance Corp., The Hertz Corporation, and Deutsche Bank Trust Company Americas, as Trustee.
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

4.13.5	Amendment No. 3 to Series 2011-1 Supplement, dated as of November 20, 2012, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee.
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

Exhibit Number	Description
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

4.14.5	Amendment No. 3 to Series 2011-2 Supplement, dated as of November 20, 2012, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee.
4.16.1
Master Motor Vehicle Operating Lease and Servicing Agreement (Series 2013-G1), dated as of November 25, 2013, among The Hertz Corporation, as Lessee, Servicer, and Guarantor, DTG Operations, Inc., as a Lessee, Hertz Vehicle Financing LLC, as Lessor, and those permitted lessees from time to time becoming lessees thereunder.

4.16.2
Series 2013-G1 Supplement, dated as of November 25, 2013, among Hertz Vehicle Financing LLC, as Issuer, Hertz Vehicle Financing II LP, as Series 2013-G1 Noteholder, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Fourth Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.16.3	Series 2013-G1 Administration Agreement, dated as of November 25, 2013, among The Hertz Corporation, Hertz Vehicle Financing LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee.
4.17
Master Purchase and Sale Agreement, dated as of November 25, 2013, among The Hertz Corporation, as Transferor, Hertz General Interest LLC, as Transferor, Hertz Vehicle Financing LLC, as Transferor, and the new transferors party thereto from time to time.

4.18.1
Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Rental Car Asset Backed Notes (Issuable in Series).

4.18.2
Group I Supplement, dated as of November 25, 2013, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.18.3
Series 2013-A Supplement, dated as of November 25, 2013, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, Certain Committed Note Purchasers, Certain Conduit Investors, Certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Group I Supplement, dated as of November 25, 2013, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.18.4
Group II Supplement, dated as of November 25, 2013, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.18.5
Series 2013-B Supplement, dated as of November 25, 2013, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, Certain Committed Note Purchasers, Certain Conduit Investors, Certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Group II Supplement, dated as of November 25, 2013, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.18.6	Group I Administration Agreement, dated as of November 25, 2013, among The Hertz Corporation, Hertz Vehicle Financing II LP, and The Bank of New York Mellon Trust Company, N.A., as Trustee.
4.18.7	Group II Administration Agreement, dated as of November 25, 2013, among The Hertz Corporation, Hertz Vehicle Financing II LP, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

Exhibit Number	Description
4.19
Rights Agreement, dated as of December 30, 2013, between Hertz Global Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 30, 2013).

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

Exhibit Number	Description
10.4.2
First Amendment to the Hertz Global Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.1.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. (File No. 333-135782), as filed on October 27, 2006).†

10.4.3
Form of Stock Subscription Agreement under Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of The Hertz Corporation (File No. 001-07541), as filed on March 31, 2006).†

10.4.4
Form of Stock Option Agreement under Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of The Hertz Corporation (File No. 001-07541), as filed on March 31, 2006).†

10.4.5
Form of Management Stock Option Agreement under the Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 16, 2007).†

10.5.1
Hertz Global Holdings, Inc. Director Stock Incentive Plan (Incorporated by reference to Exhibit 10.33 to Amendment No. 6 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. (File No. 333-135782), as filed on November 8, 2006).†

10.5.2
Form of Director Stock Option Agreement under Director Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 29, 2008).†

10.6.1
Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (as amended and restated, effective as of March 4, 2010) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010).†

10.6.2
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010).†

10.6.3
Form of Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010).†

10.6.4
Form of Employee Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010).†

10.6.5
Form of Director Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010).†

10.6.6
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for agreements entered into after January 1, 2011) (Incorporated by reference to Exhibit 10.6.6 to the Registration Statement on Form S-4 (File No. 333-173023) of The Hertz Corporation, as filed on March 23, 2011).†

10.6.7
Form of Special Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan approved for fiscal year 2011 grant to Mark P. Frissora (Incorporated by reference to Exhibit 10.6.7 to the Registration Statement on Form S-4 (File No. 333-173023) of The Hertz Corporation, as filed on March 23, 2011).†

10.6.8
Form of Price Vested Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.7.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 3, 2012).†

10.6.9
Form of Non-Employee Director Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.7.9 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 3, 2012).†

10.6.10
Form of Director Designee Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.7.10 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 3, 2012).†

10.6.11
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for EBITDA margin awards with 2-year vesting schedule) (Incorporated by reference to Exhibit 10.6.11 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).†

Exhibit Number	Description
10.6.12
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for EBITDA margin awards with 3-year vesting schedule) (Incorporated by reference to Exhibit 10.6.12 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).†

10.6.13	Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for EBITDA awards in 2014).†
10.6.14	Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for EBITDA margin awards in 2014). †
10.7.1
The Hertz Corporation Supplemental Retirement and Savings Plan (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764), as filed on August 30, 2005).†

10.7.2
Amendment of The Hertz Corporation Supplemental Retirement and Savings Plan (as amended and restated, effective as of December 31, 2008) (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 3, 2009).†

10.8
The Hertz Corporation Supplemental Executive Retirement Plan (as amended and restated, effective December 31, 2008) (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 3, 2009).†

10.9
The Hertz Corporation Benefit Equalization Plan (as amended and restated, effective December 31, 2008) (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 3, 2009).†

10.10
Hertz Global Holdings, Inc. Senior Executive Bonus Plan (Incorporated by reference to 10.6 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010).†

10.11.1
Hertz Global Holdings, Inc. Severance Plan for Senior Executives (Incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 7, 2008).†

10.11.2
Amendment to the Hertz Global Holdings, Inc. Severance Plan for Senior Executives, effective as of November 14, 2012 (Incorporated by reference to Exhibit 10.11.2 of the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-186328), as filed on January 31, 2013).†

10.11.3
Amendment to the Hertz Global Holdings, Inc. Severance Plan for Senior Executives, effective as of February 11, 2013 (Incorporated by reference to Exhibit 10.11.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).†

10.12.1
Form of Change in Control Severance Agreement among Hertz Global Holdings, Inc. and executive officers (Incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 7, 2008).†

10.12.2
Form of Change in Control Severance Agreement among Hertz Global Holdings, Inc. and executive officers (form used for agreements entered into after March 3, 2010) (Incorporated by reference to 10.7 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010).†

10.12.3
Letter Agreement regarding revised Change in Control Severance Agreement from the Hertz Corporation to Michel Taride dated as of February 1, 2008 (Incorporated by reference to Exhibit 10.13.3 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 27, 2012).†

10.12.4
Form of Amendment to Change in Control Severance Agreement for Executive Officers and Certain New Key Employees between Hertz Global Holdings, Inc. and executive officers (Incorporated by reference to Exhibit 10.12.4 of the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-186328), as filed on January 31, 2013).†

10.13
The Hertz Corporation Key Officer Postretirement Assigned Car Benefit Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764), as filed on August 30, 2005).†

10.14
The Hertz Corporation Account Balance Defined Benefit Pension Plan (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764), as filed on August 30, 2005).†

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

10.21
Second Amended and Restated Indemnification Agreement, dated as of September 18, 2009, among The Hertz Corporation, Hertz Vehicles LLC, Hertz Funding Corp., Hertz General Interest LLC, and Hertz Vehicle Financing LLC.

10.22
Living accommodation and optional purchase agreement, dated as of July 7, 2011, between Michel Taride and Hertz Europe Ltd. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 8, 2011).

10.23
Separation Agreement and General Release, dated as of September 23, 2013, by and between Elyse Douglas, Hertz Global Holdings, Inc. and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on September 27, 2013).†

10.24
Offer Letter, signed on December 2, 2013, between Thomas C. Kennedy and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 2, 2013).†

12.1	Computation of Consolidated Ratio of Earnings to Fixed Charges (Unaudited) for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.
21.1	Subsidiaries of Hertz Global Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________
† Indicates management contract or compensatory plan or arrangement.

As of December 31, 2013, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.
Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.