Form 10-K/A
period 2013-12-31
HERTZ GLOBAL HOLDINGS INC
filed 2014-03-20
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
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

Explanatory Note

We are filing this Amendment No. 1 to our Report on Form 10-K for the year ended December 31, 2013 which was filed with the U.S. Securities and Exchange Commission on March 19, 2014, or the "Original Filing." The sole purpose of this Amendment No. 1 is to correct an error in the version of Exhibit 23.1 that was included in the Original Filing. We have repeated the entire text of the Original Filing in this Amendment No. 1. We have made no other changes to the Original Filing other than the inclusion of the exhibits noted above.

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