Form 10-K
period 2015-12-31
HERTZ GLOBAL HOLDINGS INC
filed 2016-02-29
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33139
HERTZ GLOBAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3530539 (I.R.S. Employer Identification Number)
8501 Williams Road Estero, Florida 33928 (239) 301-7000 (Address, including Zip Code, and telephone number, including area code, of registrant's principal executive offices)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date was $8.3 billion.

Indicate the number of shares outstanding as of the latest practicable date.

Class	Shares Outstanding at	February 22, 2016
Common Stock, par value $0.01 per share	423,919,780

Documents incorporated by reference:
Portions of the Registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

INTRODUCTORY NOTE

Unless the context otherwise requires in this Annual Report on Form 10-K (“Annual Report”) we use the following defined terms:

(i)	“Hertz Holdings” means Hertz Global Holdings, Inc., our top-level holding company;

(ii)	“Hertz” means The Hertz Corporation, our primary operating company and a direct wholly-owned subsidiary of Hertz Investors, Inc., which is wholly-owned by Hertz Holdings;

(iii)	"the Company," “we,” “us” and “our” mean Hertz Holdings and its consolidated subsidiaries;

(iv)	"Dollar Thrifty" means Dollar Thrifty Automotive Group, Inc., a consolidated subsidiary of the Company;

(v)
“HERC” means Hertz Equipment Rental Corporation, Hertz's wholly-owned equipment rental subsidiary, together with our various other wholly-owned international subsidiaries that conduct our industrial, construction, material handling and entertainment equipment rental business;

(vi)	"Donlen" means Donlen Corporation, a consolidated subsidiary of the Company. Donlen conducts our fleet leasing and fleet management services;

(vii)	“cars” means cars, crossovers and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles);

(viii)	“program cars” means cars purchased by car rental companies under repurchase or guaranteed depreciation programs with car manufacturers;

(ix)	“non-program cars” means cars not purchased under repurchase or guaranteed depreciation programs for which we are exposed to residual risk;

(x)	“company-operated” rental locations are those through which we, or an agent of ours, rent cars that we own or lease; and

(xi)	“equipment” means industrial, construction and material handling equipment.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Annual Report and in reports we subsequently file with the United States Securities and Exchange Commission ("SEC") on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports on Forms 10-K, 10-Q and 8-K.

Some important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among others, those that may be disclosed from time to time in subsequent

i

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
INTRODUCTORY NOTE (Continued)

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

•	occurrences that disrupt rental activity during our peak periods;

•	our ability to achieve and maintain cost savings and efficiencies and realize opportunities to increase productivity and profitability;

•	our ability to accurately estimate future levels of rental activity and adjust the size and mix of our fleet accordingly;

•	our ability to maintain sufficient liquidity and the availability to us of additional or continued sources of financing for our revenue earning equipment and to refinance our existing indebtedness;

•	our ability to realize the operational efficiencies of the acquisition of the car rental operations of Dollar Thrifty;

•	our ability to maintain access to third-party distribution channels, including current or favorable prices, commission structures and transaction volumes;

•	an increase in our fleet costs or disruption to our rental activity, particularly during our peak periods, due to safety recalls by the manufacturers of our vehicles and equipment;

•	changes to our senior management team;

•	a major disruption in our communication or centralized information networks;

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

ii

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

iii

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

PART I
ITEM 1. BUSINESS

OUR COMPANY

We operate our car rental business through the Hertz, Dollar, Thrifty and Firefly brands, as of December 31, 2015, from approximately 9,980 corporate and franchisee locations in North America, Europe, Latin America, Africa, Asia, Australia, the Middle East and New Zealand. We are one of the largest worldwide airport general use car rental companies and our Hertz brand has approximately 8,510 corporate and franchisee locations in the U.S. and approximately 150 countries internationally. Our Dollar and Thrifty brands combined have approximately 1,345 corporate and franchisee locations in approximately 75 countries and our Firefly brand has more than 100 corporate and franchisee locations in approximately 20 countries. Our Hertz brand name is one of the most recognized in the world, signifying leadership in quality rental services and products. We have an extensive network of rental locations in the United States ("U.S.") and in all major European markets. We believe that we maintain one of the leading airport car rental brand market shares, by overall reported revenues, in the U.S. and at approximately 125 major airports in Europe where data regarding car rental concessionaire activity is available. Our equipment rental business is operated through the Hertz Equipment Rental brand from approximately 280 company-operated branches, of which approximately 270 are in the U.S. and Canada, and the remainder are located in the United Kingdom, China and through joint venture arrangements in Saudi Arabia and Qatar. We also operate our equipment rental business through franchisee owned branches in Greece, Iceland, Portugal and Corsica in Europe, in Afghanistan in the Middle East, in Panama in Central America and in Chile in South America. In addition to car rental and equipment rental businesses, we are a leading provider of comprehensive, integrated fleet leasing and fleet management solutions through our Donlen subsidiary.

CORPORATE HISTORY

Hertz Holdings was incorporated in Delaware in 2005 to serve as the top-level holding company for Hertz Investors, Inc. which wholly owns Hertz, our primary operating company.

We are a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Hertz was incorporated in Delaware in 1967. Ford Motor Company acquired an ownership interest in Hertz in 1987 and in 2001 owned 100% of Hertz through one or more of its subsidiaries.

In December 2005, certain private investment funds (collectively, the “Sponsors”) through Hertz Investors Inc., acquired all of Hertz common stock from Ford Holdings LLC.

In 2006, we conducted an initial public offering of our common stock and as a result our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "HTZ".

The Sponsors sold substantially all of their common stock between 2006 and 2013.

In March 2014, the Company announced that its Board of Directors approved plans to separate Hertz Holdings into two independent, publicly traded companies. One of the companies, Hertz Rental Car Holding Company, Inc. ("HRCHC") will continue to operate the Hertz, Dollar, Thrifty and Firefly car rental businesses as well as Donlen; and the other, HERC Holdings, Inc. ("HERC Holdings") will operate the Hertz Equipment Rental Corporation ("HERC"). The Company expects to separate the businesses in a tax-efficient manner. In December 2015, HRCHC filed a registration statement on Form 10 with the SEC in respect of the separation.

In November 2015, the Company completed the relocation of its worldwide headquarters to Estero, Florida from Park Ridge, New Jersey.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

OUR BUSINESS SEGMENTS

We have identified four reportable segments, which are organized based on the products and services provided by our operating segments and the geographic areas in which our operating segments conduct business, as follows:

•
U.S. Car Rental - Rental of cars, crossovers and light trucks, as well as ancillary products and services, in the U.S. We maintain a substantial network of company-operated car rental locations in the U.S., enabling us to provide consistent quality and service. We also have franchisees and associates that operate rental locations under our brands throughout the U.S.

•
International Car Rental - Rental and leasing of cars, crossovers and light trucks, as well as ancillary products and services, internationally. We maintain a substantial network of company-operated car rental locations internationally, a majority of which are in Europe. Our franchisees and associates also operate rental locations in approximately 150 countries and jurisdictions, including many of the countries in which we also have company-operated rental locations.

•
Worldwide Equipment Rental - Rental of industrial, construction, material handling and other equipment. We believe that HERC is one of the largest equipment rental companies in North America. HERC has a broad portfolio of equipment for rent, including aerial, earthmoving, material handling and specialty equipment such as air compressors, compaction equipment, construction-related trucks, electrical equipment, power generators, contractor tools, pumps, and lighting, studio and production equipment. HERC also derives revenues from the sale of new and used equipment and contractor supplies.

•
All Other Operations - Comprised of our Donlen business, which provides fleet leasing and fleet management services, and other business activities. Donlen is a leading provider of fleet leasing and fleet management services for corporate fleets. Donlen's fleet management programs provide outsourcing solutions to reduce fleet operating costs and improve driver productivity. These programs include administration of preventive maintenance, advisory services, and fuel and accident management along with other complementary services. Additionally, Donlen provides a specialized consulting and technology expertise that allows us to model, measure and manage fleet performance more effectively and efficiently.

Set forth below are charts showing revenues by reportable segment and revenues by geographic area for the year ended December 31, 2015, and revenue earning equipment at net book value as of December 31, 2015:

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

For further financial information on our segments for the years ended December 31, 2015, 2014 and 2013, see (i) Note 19, "Segment Information," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” and (ii) Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Selected Operating Data by Segment" included in this Annual Report.

U.S. and International Car Rental Segments

Our U.S. and international car rental segments generated $6,286 million and $2,148 million, respectively, in revenues during the year ended December 31, 2015.

Markets

We believe that the global car rental industry is approximately $55 billion in estimated annual revenues for 2015. Of this amount, North America represents approximately $23 billion. The average fleet in the U.S. car rental industry grew 5% in 2015 to a high of over 2 million vehicles (revenue per unit of approximately $1,035 was slightly lower than the past five years). Rentals by airline travelers at or near airports (‘‘airport rentals’’) are influenced by developments in the travel industry and particularly in airline passenger traffic (‘‘enplanements’’) as well as the Gross Domestic Product (‘‘GDP’’). The off airport portion of the industry has rental volume primarily driven by local business use, such as vehicle repair shops, leisure travel and insurance replacements.

Europe represents approximately $14 billion in annual revenues. Because Europe has generally demonstrated a lower historical reliance on air travel, the European off airport car rental market has been significantly more developed than it is in the U.S. Within Europe, the largest markets are France, Germany, Italy, Spain, and the United Kingdom. Throughout Europe we do business through company-operated rental locations as well as through our partners or franchisees to whom we have licensed use of our brands.

Asia Pacific, Australia and New Zealand, represent approximately $12 billion in annual revenues. Within Asia Pacific, the largest markets in which we do business are Australia, China, Japan and South Korea. In each of these markets we have company-operated rental locations or our Hertz brand is present through our partners, franchisees or companies in which we own an equity interest and to whom we have licensed the Hertz brand.

The Middle East and Africa represent approximately $3 billion in annual revenues. Within these regions, the largest markets in which we do business are United Arab Emirates and South Africa. In each of these markets we do business through our franchisees to whom we have licensed use of our brands.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

The Latin America markets represent approximately $3 billion in annual revenues. Within Latin America the largest markets in which we do business are Brazil, Chile, Colombia, Argentina, Mexico and Aruba. In each of these markets we have company-operated rental locations or our Hertz, Dollar and Thrifty brands are present through our partners or franchisees to whom we have licensed use of the brand. Our newest brand, Firefly, is also currently represented in Costa Rica, Grand Cayman, Mexico and Panama.

Brands

Our U.S. and international car rental businesses are primarily operated through four brands - Hertz, Dollar, Thrifty and Firefly. We offer multiple brands in order to provide customers a full range of rental services at different price points, levels of service, offerings and products. Each of our brands generally maintains separate airport counters, reservations, marketing and all other customer contact activities. We achieve synergies across our brands, particularly since the completion of the integration of Dollar Thrifty, by utilizing a single fleet management team and combined maintenance, cleaning and back office functions.

Our top tier brand, Hertz, is one of the most recognized brands in the world, offering premium services that redefine the industry. This is consistent with numerous published best-in-class car rental awards that we have won, both in the U.S. and internationally, over many years. We have sought to support our reputation for quality and customer service in car rental through a variety of innovative service offerings, such as our customer loyalty program and our global expedited rental program (“Gold Plus Rewards”), our one-way rental program (“Rent-it-Here/Leave-it-There”), our national-scale luxury rental program (“Prestige Collection”), our sports car rental program (“Adrenaline Collection”), our environmentally friendly rental program (“Green Traveler Collection”), and our elite sports and luxury car rental program (“Dream Cars”). We intend to maintain our position as a premier provider of rental services through an intense focus on service, quality and product innovation.

Our smart value brand, Dollar, is the go-to choice for the discerning value seeker with elevated expectations. The Dollar brand's main focus is serving the airport vehicle rental market, which is comprised of business and leisure travelers. The majority of its locations are on or near airport facilities. Dollar operates primarily through company-owned locations in the U.S. and Canada, and also licenses to independent franchisees which operate as a part of the Dollar brand system. Recently, we have been expanding the brand offering internationally, primarily in Europe.

Our experiential value brand, Thrifty, is the go-to brand for vacationers, tourists and those who see life as the ultimate adventure. Thrifty serves both the airport and off airport markets through company-owned locations in the U.S. and Canada and licenses to independent franchisees which operate as part of the Thrifty brand system. Recently, we have been expanding the brand offering internationally, primarily in Europe.

Our Firefly brand is a deep value brand for price conscious leisure travelers, providing everything the shopper is seeking with a focus on low price. We have Firefly locations servicing local area airports in select U.S. and international leisure markets where other deep value brands have a significant presence.

Operations

Locations

We operate both airport and off airport locations which utilize common car fleets, are supervised by common country, regional and local area management, use many common systems and rely on common maintenance and administrative centers. Additionally, our airport and off airport locations utilize common marketing activities and have many of the same customers. We regard both types of locations as aspects of a single, unitary, car rental business. Off airport revenues comprised approximately 30% of our worldwide rental car revenues in both 2015 and 2014.

Airport

We have approximately 1,635 airport rental locations in the U.S. and approximately 1,320 airport rental locations internationally. Our international car rental operations have company-operated locations in Australia, Belgium, Brazil, Canada, the Czech Republic, France, Germany, Italy, Luxembourg, the Netherlands, New Zealand, Puerto Rico, Slovakia, Spain, the United Kingdom and the U.S. Virgin Islands. We believe that our extensive U.S. and international

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

network of company-operated locations contributes to the consistency of our service, cost control, fleet utilization, yield management, competitive pricing and our ability to offer one-way rentals.

For our airport company-operated rental locations, we have obtained concessions or similar leasing, licensing or permitting agreements or arrangements (collectively, “concessions”) granting us the right to conduct a car rental business at the respective airport. Our concessions were obtained from the airports' operators, which are typically governmental bodies or authorities, following either negotiation or bidding for the right to operate a car rental business. The terms of an airport concession typically require us to pay the airport's operator concession fees based upon a specified percentage of the revenues we generate at the airport, subject to a minimum annual guarantee. Under most concessions, we must also pay fixed rent for terminal counters or other leased properties and facilities. Most concessions are for a fixed length of time, while others create operating rights and payment obligations that are terminable at any time.

The terms of our concessions typically do not forbid us from seeking, and in a few instances actually require us to seek, reimbursement from customers of concession fees we pay; however, in certain jurisdictions the law limits or forbids our doing so. Where we are required or permitted to seek such reimbursement, it is our general practice to do so. Certain of our concession agreements require the consent of the airport's operator in connection with material changes in our ownership. A growing number of larger airports are building consolidated airport car rental facilities to alleviate congestion at the airport. These consolidated rental facilities provide a more common customer experience and may eliminate certain competitive advantages among the brands as competitors operate out of one centralized facility for both customer rental and return operations, share consolidated busing operations and maintain image standards mandated by the airports. See Item 1A, "Risk Factors” in this Annual Report.

Off Airport

We have approximately 2,800 off airport locations in the U.S. and approximately 4,225 off airport rental locations internationally. Our off airport rental customers include people who prefer to rent cars closer to their home or place of work for business or leisure purposes, as well as those needing to travel to or from airports. Our off airport customers also include people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies following accidents in which their cars were damaged, those expecting to lease cars that are not yet available from their leasing companies and those needing cars while their vehicle is being repaired or is temporarily unavailable for other reasons (“replacement renters”).

When compared to our airport rental locations, an off airport rental location typically uses smaller rental facilities with fewer employees, conducts pick-up and delivery services and serves replacement renters using specialized systems and processes. On average, off airport locations generate fewer transactions per period than airport locations.

Our off airport locations offer us the following benefits:

•
Provide customers a more convenient and geographically extensive network of rental locations, thereby creating revenue opportunities from replacement renters, non-airline travel renters and airline travelers with local rental needs;

•	Provide a more balanced revenue mix by reducing our reliance on air travel and therefore limiting our exposure to external events that may disrupt airline travel trends;

•	Contribute to higher fleet utilization as a result of the longer average rental periods associated with off airport business, compared to those of airport rentals;

•	Insurance replacement rental volume is less seasonal than that of other business and leisure rentals, which permits efficiencies in both fleet and labor planning; and

•
Cross-selling opportunities exist for us to promote off airport rentals among frequent airport Hertz Gold Plus Rewards program renters and, conversely, to promote airport rentals to off airport renters. In view of those benefits, we intend to seek profitable growth in the off airport rental market, both in the U.S. and internationally.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Rates

We rent a wide variety of makes and models of cars. We rent cars on an hourly (in select markets), daily, weekend, weekly, monthly or multi-month basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. Our rates vary by brand and at different locations depending on local market conditions and other competitive and cost factors. While cars are usually returned to the locations from which they are rented, we also allow one-way rentals from and to certain locations. In addition to car rentals and franchisee fees, we generate revenues from reimbursements by customers of airport concession fees and vehicle licensing costs, fueling charges, and charges for ancillary customer products and services such as supplemental equipment (child seats and ski racks), loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service, navigation systems and satellite radio services.

Reservations

We accept reservations for our cars on a brand-by-brand basis, with each of our brands maintaining, and accepting reservations through, an independent internet site. Our brands generally accept reservations only for a class of vehicles, although Hertz accepts reservations for specific makes and models of vehicles in our Prestige Collection, our Adrenaline Collection, our Green Traveler Collection and our Dream Cars collection with a limited number of models in high-volume, leisure-oriented destinations.

When customers reserve cars for rental from us and our franchisees, they may seek to do so through travel agents or third-party travel websites. In many of those cases, the travel agent or website will utilize a third-party operated computerized reservation system, also known as a Global Distribution System (“GDS”) to contact us and make the reservation.

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

Customer Service Offerings

At our major airport rental locations, as well as at some smaller airport and off airport locations, customers participating in our Hertz Gold Plus Rewards program are able to rent vehicles in an expedited manner. Participants in our Hertz Gold Plus Rewards program often bypass the rental counter entirely and proceed directly to their vehicles upon arrival at our facility. Participants in our Hertz Gold Plus Rewards program are also eligible to earn Gold Plus Rewards points that may be redeemed for free rental days or converted to awards of other companies' loyalty programs. For the year ended December 31, 2015, rentals by Hertz Gold Plus Rewards members accounted for approximately 40% of our worldwide rental transactions. We believe the Hertz Gold Plus Rewards program provides a significant competitive advantage to us, particularly among frequent travelers, and we have targeted such travelers for participation in the program.

Hertz Gold Choice offers Gold Plus Rewards members an option to choose the car they drive. Members' cars are still preassigned but Gold Choice allows the member the option to choose a different model and color from those cars available at the new Gold Choice area. This service is free of charge to Hertz Gold Plus Rewards members who book a midsize class or above. The Gold Choice program is offered at 57 U.S. airport locations and 8 locations in Europe.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Car-Sharing

We offer a car-sharing membership service, referred to as Hertz 24/7TM, which rents cars by the hour and/or by the day, at various locations internationally, primarily in Europe and Australia. Members reserve vehicles online, then pick up the vehicles at various locations, such as a university, corporate campus or a retailer, without the need to visit a Hertz rental office. Members are charged an hourly or daily car-rental fee which includes fuel, insurance, 24/7 roadside assistance and in-car customer service.

Customers and Business Mix

We conduct active sales and marketing programs to attract and retain customers. Our sales force calls on companies and other organizations whose employees and associates need to rent cars for business purposes. In addition, our sales force works with membership associations, tour operators, travel companies and other groups whose members, participants and customers rent cars for either business or leisure purposes. Our specialized sales force calls on companies with replacement rental needs, including insurance and leasing companies, automobile repair companies, and car dealers. We also advertise our car rental offerings through a variety of traditional media channels, such as television and newspapers, direct mail and the internet. In addition to advertising, we conduct a variety of other forms of marketing and promotion, including travel industry business partnerships and press and public relations activities.

We categorize our car rental business based on (i) the purpose for which customers rent from us (business or leisure) and (ii) the type of location from which they rent (airport or off airport). The table below sets forth the percentages of rental revenues and rental transactions in our U.S. and international operations based on these categories.

	Year Ended December 31, 2015
	U.S.		International
	Revenues	Transactions	Revenues	Transactions
Type of Car Rentals
By Customer:
Business	34%	38%	47%	48%
Leisure	66	62	53	52
	100%	100%	100%	100%
By Location:
Airport	74%	78%	53%	57%
Off airport	26	22	47	43
	100%	100%	100%	100%

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

Customers who rent from us for “leisure” purposes include not only individual travelers booking vacation travel rentals with us but also people renting to meet other personal needs. Leisure rentals, generally, are longer in duration and generate more revenue per transaction than business rentals. Leisure rentals also include rentals by customers of U.S. and international tour operators, which are usually a part of tour packages that can include air travel and hotel accommodations.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Off airport rentals include insurance replacements, therefore, we must establish agreements with the referring insurers establishing the relevant rental terms, including the arrangements made for billing and payment. We have identified approximately 192 insurance companies, ranging from local or regional carriers to large, national companies, as our target insurance replacement market. As of December 31, 2015, we were a preferred or recognized supplier of 179 of these insurance companies and a co-primary for 39 of them.

Fleet

We believe we are one of the largest private sector purchasers of new cars in the world. During the year ended December 31, 2015, we operated a peak rental fleet in the U.S. of approximately 514,000 cars and a peak rental fleet in our international operations of approximately 189,000 cars, and in each case exclusive of our franchisees' fleet and Donlen's leasing fleet. During the year ended December 31, 2015, our approximate average holding period for a rental car was 20 months in the U.S. and 15 months in our international operations.

A significant percentage of our car rental fleet is purchased from the following vehicle manufacturers:

	As of December 31, 2015
	U.S.	International	Worldwide Total
Nissan Motor Company	22%	5%	18%
Toyota Motor Corporation	17%	11%	15%
Fiat Chrysler Motor Company	17%	4%	14%
General Motors Company	13%	12%	13%
Ford Motor Company	6%	18%	9%
Purchases of cars are financed through cash from operations and by active and ongoing global borrowing programs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” in this Annual Report.

The cars we purchase are either program cars or non-program cars. We periodically review the efficiencies of an optimal mix between program and non-program cars in our fleet and adjust the ratio of program and non-program cars in our fleet as needed based on contract negotiations and the economic environment pertaining to our industry.

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

Program cars as a percentage of all cars purchased within each of our U.S. and International car rental segments were as follows:

	Years Ended December 31,
	2015	2014	2013	2012	2011
U.S.	35%	49%	18%	19%	45%
International	59%	59%	57%	53%	55%

Non-program cars are not purchased under repurchase or guaranteed depreciation programs. Rather, we dispose of non-program cars, as well as program cars that become ineligible for manufacturer repurchase or guaranteed depreciation programs, through a variety of disposition channels, including auctions, brokered sales, sales to wholesalers and dealers and, to a lesser extent and primarily in the U.S., sales at retail through a network of 77

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

company-operated car sales locations, as of December 31, 2015, dedicated to the sale of used cars from our rental fleet.

We also offer Rent2Buy in 35 states and several European countries, an innovative program designed to sell used rental cars. Customers have an opportunity for a test rental of a competitively priced car from our rental fleet. If the customer purchases the car, he or she is credited with a portion of their rental charges, and the purchase transaction is completed through the internet and by mail in those states where permitted.

During the year ended December 31, 2015, of the cars sold in our U.S. car rental operations that were not repurchased by manufacturers, we sold approximately 42% at auction, 36% through dealer direct and 22% through our Rent2Buy program or at retail locations. During the year ended December 31, 2015, of the cars sold in our international car rental operations that were not repurchased by manufacturers, we sold approximately 38% at auction, 55% through dealer direct and 7% through our Rent2Buy program or at retail locations.

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

Competition

In the U.S. and Canada, in addition to local and regional vehicle rental companies, our principal car rental industry competitors are Avis Budget Group, Inc. (“ABG”) which currently operates the Avis, Budget, ZipCar and Payless brands and Enterprise Holdings, which operates the Enterprise Rent-A-Car Company ("Enterprise"), National Car Rental and Alamo Rent A Car brands.

In Europe, the principal pan-European participants in the car rental industry are ABG, operating the Avis, Budget and Zipcar brands, and Europcar, operating the Europcar, Interrent, Keddy and Car2Go brands. In certain European countries, there are also other companies and brands with substantial market shares, including Sixt AG (operating the Sixt brand and DriveNow) in Austria, Belgium, France, Germany, Luxembourg, the Netherlands, Spain, Switzerland

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

and the United Kingdom; and Enterprise (operating the Enterprise brand) in France, Germany, Ireland and the United Kingdom.

In Asia Pacific, the principal participants in the market place throughout the region are ABG, operating the Avis, Budget and Zipcar brands, and Europcar, operating the Europcar and Keddy brands.

In Latin America, the principal participants are ABG, operating the Avis, Budget and Zipcar brands, and Enterprise Holdings, which operates the Alamo Rent A Car brand in the region. Other key players in the region are Localiza, Unidas and Movida.

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

The following chart sets forth this seasonal effect of our car rental operations by presenting quarterly revenues for each of the years ended December 31, 2015, 2014 and 2013. Amounts are computed independently each quarter, therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

Worldwide Equipment Rental

Our worldwide equipment rental segment generated $1,518 million in revenues during the year ended December 31, 2015.

Markets

Through HERC, we operate the Hertz Equipment Rental brand business in the U.S., Canada, China, Qatar, Saudi Arabia and the United Kingdom, as well as through its international franchises. In October 2015, we finalized the sale

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

of our operations in France (other than Corsica) and Spain. Subsequent to the sale of these operations, we generate almost all of our equipment rental revenue in North America with approximately 1% of our equipment rental revenue driven by our remaining international operations.

The equipment rental industry is highly fragmented with few national competitors and many regional and local operators. We believe, based on market and industry revenue data, that we are one of the leading companies (together with United Rentals, Inc. and Ashtead Group plc’s Sunbelt Rentals brand) in the North American equipment rental industry. A number of the industry's competitors focus on a subset of equipment rental offerings, making the overall industry fragmented with respect to types of equipment offered, services provided and geographic locations from which such equipment is offered.
The principal end markets we serve, based on our customers’ Standard Industrial Classification (“SIC”) codes, consist of the following:

•
Construction – Our construction rental operations serve large and small companies in the construction industry, and principally the non-residential construction industry. Non-residential construction consists primarily of private sector rentals relating to the construction, maintenance, and remodeling of commercial facilities. According to Dodge Data & Analytics, U.S. non-residential construction spending remained flat in 2015 and is estimated to grow at an annual rate of 9% in 2016.

•
Industrial – Our industrial rental operations serve renters across a broad range of industries, including large industrial plants, refineries and petrochemical operations, industrial manufacturing, power, pulp, paper and wood and other industrial verticals. According to Industrial Info Resources, spending in the U.S. industrial sector grew at an annual rate of approximately 7% in 2015 and is estimated to grow at an annual rate of 5% in 2016.

•
Other Customers – In addition to the specific markets cited above, we service a variety of other customers across a diverse group of industries, including governmental entities and government contractors, disaster recovery and remediation firms, utility operators, infrastructure, railroad, individual homeowners, entertainment production companies, agricultural producers and special event management firms.

Operations

Product Offerings

Equipment Rental
We offer equipment for rent, including aerial, earthmoving, material handling, and specialty equipment, such as air compressors, compaction equipment, construction-related trucks, electrical equipment, power generators, contractor tools, pumps, and lighting, studio and production equipment. This equipment is available for rent by our customers on an hourly, daily, weekly, monthly or yearly basis and we provide a suite of comprehensive services to support, maintain and service the equipment we rent to our customers.
Equipment Re-Rental
In the event that a customer has a rental need that is not contained within our diversified fleet or an unexpected request, our experienced staff can provide re-rental options to meet that customer’s needs. In this instance, we will rent a piece of equipment from another company and then provide it to our customer. Our re-rental capabilities help us expand the portfolio of solutions available to our customers, particularly within our national and industrial accounts programs.
Sales of Rental Equipment
We routinely sell our used rental equipment through a variety of channels, including retail sales to customers and other third parties, sales to wholesalers, brokered sales and auctions. Our website includes a catalog of equipment for sale to third parties. We also provide a source of potential financing to buyers of our rental equipment, which is designed to promote sales of used equipment to private parties.
We also sell new equipment for many leading equipment manufacturers in the United States and Canada.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Contractor Tools and Supplies Sales
We sell a variety of contractor tools and supplies to our customers, including tools (including hand and power tools), small equipment (such as work lighting, generators, pumps, compaction equipment and power trowels), safety supplies and expendables.
Service and Support
We provide repair, maintenance and equipment management services to certain of our customers across a number of industries, but particularly in the industrial sector, including through the sale of parts to customers for use with their equipment. We provide maintenance capabilities for our rental equipment that are available on-site at the customer’s location or within our operations at the customer’s direction. We further provide support functions through our dedicated in-plant operations, tool trailers and plant management systems, particularly for industrial customers and those customers who request such services. These support functions include a variety of performance measurement tools that allow our customers to consider key performance indicators in their operations, which we believe enables our customers to reduce their cost and improve overall equipment utilization.
We also offer a loss damage waiver product for many classes of equipment, which for a fee allows our customers to limit the risk of financial loss in the event our equipment is damaged or lost.
Locations

HERC has approximately 280 company-operated branches, of which approximately 270 are in the United States and Canada, and the remainder are located in the United Kingdom, China and through joint venture arrangements in Saudi Arabia and Qatar. We also operate our equipment rental business through franchisee owned branches in Greece, Iceland, Portugal and Corsica in Europe, in Afghanistan in the Middle East, in Panama in Central America and in Chile in South America.

Acquisitions, Joint Ventures and Divestitures

In addition to our organic growth, we have grown HERC through strategic acquisitions. In recent years, we took certain steps to diversify our portfolio and increase exposure to a variety of niche markets which experience business cycles that may vary in intensity and duration from that of the general economy and that we believe will enable HERC to experience higher levels of growth than the economy in general. Since 2009, we have completed 11 acquisitions to strengthen our position in a variety of specialty rental markets, including the broader industrial market (DW Pumps, Forces, Western Machinery, Pioneer, Delta Rigging & Tools and We Got it Rental) and the motion picture and television production industries (Cinelease, 24/7 and 1st Call Studio Equipment). We also have expanded internationally, including opening company-operated locations in China in 2008, as well as the establishment of joint ventures with Saudi Arabia-based Dayim Holdings Company, Ltd. in February 2010, eventually extending into Qatar in 2014. In October 2015, we sold our operations in France and Spain, which represented approximately $63 million in revenues and $6 million in income before income taxes in 2015.
Customers

HERC serves a wide range of customers across the construction, infrastructure, industrial and specialty verticals. Key areas that we serve under these verticals include building services, commercial, engineering, hospitality, oil and gas, petrochemical, railroads and entertainment. We also serve other customers across a fragmented group of industries (such as governmental entities and government contractors, disaster recovery and remediation firms, utility operators, individual homeowners and agricultural producers). Serving a wide range of industries enables us to reduce dependency on a single or limited number of customers and assists in reducing the seasonality of our revenues and its impact from any one segment's cycle. We operate in mid-size and large urban markets which enables us to reduce exposure to any single customer or market, with no single customer making up more than 3% of our worldwide rental revenues for the year ended December 31, 2015. Of our rental revenues for the year ended December 31, 2015 (excluding France and Spain which were sold in October 2015), approximately 38% of equipment rental revenues were derived from construction activity and 23% were derived from industrial activity, while the remaining revenues were generated by rentals to government, railroad, entertainment and other types of customers.
We enter into rental agreements with companies, governmental entities and agencies or other organizations seeking

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

to rent our equipment. We deliver much of our equipment directly to customer job sites and retrieve the equipment from the customer site upon conclusion of the rental. We extend credit terms to many of our customers to pay for rentals.
Our comprehensive fleet enables us to supply equipment to a wide variety of customers, from individual homeowners to local contractors to large national accounts or industrial plants. Our equipment rental business has a large base of local small to mid-size customers as well as customers looking for specialty solutions or equipment. Many larger companies, particularly those with industrial plant operations, now require single source vendors to manage their total equipment needs, and this fits well within our core competencies. Arrangements with these large national companies include the provision of our repair, maintenance and customized equipment management services.
Fleet

HERC acquires its equipment from a variety of original equipment manufacturers, with which we maintain strong relationships. The equipment is typically new at the time of acquisition and is not subject to any repurchase program. The actual per-unit acquisition cost of rental equipment in our equipment rental fleet varies from under $100 to over $200,000. As of December 31, 2015, the average per-unit acquisition cost (excluding small equipment purchased for less than $5,000 per unit) for our equipment rental fleet was approximately $38,000 and the average age of our equipment fleet was 46 months.
The following table provides a breakdown of the composition of our equipment rental fleet based on original equipment fleet cost, as of December 31, 2015:

Equipment Type	% of Total Equipment Cost
Aerial	27%
Earthmoving	19%
Material Handling	17%
Truck	11%
Electrical	9%
General Equipment	7%
Air Compressors	4%
Pump	2%
Other	4%

We have made meaningful investments in our equipment rental fleet resulting in an average fleet age of 46 months as of December 31, 2015. As of December 31, 2015, our equipment rental fleet portfolio consisted of equipment with a total original equipment cost of approximately $4 billion.

We routinely sell our used rental equipment in order to manage repair and maintenance costs, as well as the composition and size, of our fleet. We dispose of our used equipment through a variety of channels, including retail sales to customers and other third parties, sales to wholesalers, brokered sales and auctions. During the year ended December 31, 2015, we sold our used rental equipment as follows: approximately 54% through private sales, 27% through sales at auction and 19% through sales to wholesalers.

Franchisees

HERC licenses the Hertz name through franchisee owned branches in Greece, Iceland, Portugal and Corsica in Europe, in Afghanistan in the Middle East, in Panama in Central America and in Chile in South America. The terms of those licenses are broadly similar to those we grant to our international car rental franchisees.

Competition

Our competitors in the equipment rental industry range from other large national companies to regional and local businesses. In each of the countries where we maintain company-operated locations, the equipment rental industry

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

is often highly fragmented, with large numbers of companies operating on a regional or local scale and dealing in a limited number of products. The number of industry participants operating on a national scale is comparatively much smaller, although national participants often have significant breadth in the categories of equipment they rent. We believe, based on market and industry data, that we are one of the leading participants (together with United Rentals, Inc. and Ashtead Group plc’s Sunbelt Rentals brand) in the North American equipment rental industry, with the remainder comprising a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets and specialty rental segments. Subsequent to the sale of our operations in France and Spain, we generated almost all of our equipment rental revenue in North America with approximately 1% of our equipment rental revenue generated through our international operations. In North America, the other top national-scale industry participants are United Rentals, Inc., H&E Equipment Services, Inc. and the Ashtead Group plc’s Sunbelt Rentals brand. Aggreko is a global competitor in the power generation rental markets in the same markets in which we participate. In the United Kingdom, the other principal national-scale industry participant is the Ashtead Group plc’s A-Plant brand. In China, the other principal national-scale industry participants are Far East Rental and LiLuo. In Saudi Arabia, the other principal national-scale industry participants are Zahid Tractor (CAT Dealer) and Rapid Access Gulf (Lavendon Group). In Qatar, the other principal national-scale industry participants are Byrne Equipment Rental Solutions and Rapid Access Gulf (Lavendon Group).
Competition in the equipment rental industry is intense, often taking the form of aggressive price competition. Among other factors, we believe that our competitive success is the result of 50 years of experience in the equipment rental industry, our systems and procedures for monitoring, controlling and developing our branch network, our capacity to maintain a comprehensive rental fleet, the reliability and safety of our equipment, the quality and experience of our sales team, our innovative customized rental solutions and our established national and industrial accounts programs. In addition to our historical profile, we believe continued diversification of our customer base and products will provide strategic competitive advantages in the rental industry.
Seasonality

Our worldwide equipment rental operation is a seasonal business, with demand for our rental equipment tending to be lower in the winter months. We have the ability to manage fleet capacity, the most significant portion of our cost structure, to meet market demand. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. A number of our other major operating costs vary directly with revenues or transaction volumes; however, certain operating expenses, including rent, insurance, and administrative overhead, remain fixed and cannot be adjusted for seasonal demand. Seasonal changes in our revenues do not alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher, and lower profitability in periods when our revenues are lower. Our equipment rental business, especially in the construction industry, has historically experienced decreased levels of business from December until late spring and heightened activity during our third and fourth quarter until December. Additionally, in an effort to reduce the impacts of seasonality, we are focused on expanding our customer base through specialty products that have less seasonality and complement other cycles.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

The following chart sets forth this seasonal effect of our equipment rental operations by providing quarterly revenues for each of the years ended December 31, 2015, 2014 and 2013. Amounts are computed independently each quarter, therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

All Other Operations

Through our Donlen subsidiary, we are a leading provider of comprehensive, integrated fleet leasing and fleet management solutions for corporate fleets. Our All Other Operations segment generated $583 million in revenues during the year ended December 31, 2015.

Donlen

Donlen provides a comprehensive array of fleet leasing, financing, telematics, and fleet management services to commercial fleets in the U.S. and Canada. Products offered by Donlen include:

•	Vehicle financing, acquisition and remarketing;

•	License, title and registration;

•	Maintenance consultation;

•	Fuel management;

•	Accident management;

•	Toll management;

•	Telematics-based location, driver performance and scorecard reporting; and

•	Lease financing.

Donlen’s leased fleet consists primarily of passenger cars, cargo vans and light-duty trucks. Vehicles are acquired directly from domestic and foreign manufacturers, as well as dealers. As of December 31, 2015, more than half of Donlen’s leased fleet is 2014 model year or newer.

Donlen’s primary product for car and light to medium truck fleets is an open-ended terminal rental adjustment clause ("TRAC") lease. For most customers, the vehicle must be leased for a minimum of 12 months, after which the lease converts to a month-to-month lease allowing the vehicle to be surrendered any time thereafter. Our sale of the vehicle following the termination of the lease may result in a TRAC adjustment, through which the customer is credited or charged with the surplus or loss on the vehicle. Approximately 80% of Donlen’s lease portfolio consists of floating-rate leases which allow lease charges to be adjusted based on benchmark indices.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

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

The commercial fleet market is one of the largest segments of the U.S. automotive industry, primarily consisting of vehicles utilized in a sales, service, or delivery application. The fleet management industry has experienced significant consolidation over the years and today our principal fleet management competitors in the U.S. and Canada are Enterprise, GE Capital, Automotive Resources International, Element Financial Corporation, Wheels, Inc. and LeasePlan Corporation N.V.

EMPLOYEES

As of December 31, 2015, we employed approximately 30,000 persons (approximately 4,000 of which are HERC employees), consisting of approximately 23,000 persons in our U.S. operations and approximately 7,000 persons in our international operations. International employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Labor contracts covering the terms of employment of approximately 6,200 employees in the U.S. (including those in the U.S. territories) are presently in effect under approximately 130 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. Labor contracts covering approximately 1,100 of these employees will expire during 2016. We have had no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good. Nevertheless, we may be unable to negotiate new labor contracts on terms advantageous to us, or without labor interruption.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

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

For our car and equipment rental operations in Europe, we have established a wholly-owned insurance subsidiary, Probus Insurance Company Europe Limited (“Probus”), a direct writer of insurance domiciled in Ireland. In European countries with company-operated locations, we have purchased from Probus the vehicle liability insurance required by law, and Probus reinsured the risks under such insurance with Hertz International RE, a wholly-owned reinsurer organized in Ireland (“HIRE”) and / or HIRE Bermuda Limited, a wholly-owned reinsurance company domiciled in Bermuda. This coverage is purchased from unaffiliated carriers for Spain. We also insure a portion of our European property risk through Probus. Thus, as with our U.S. operations, we bear economic responsibility for vehicle liability in our European car and equipment rental operations, except to the extent that we transfer such liability to others through insurance or contractual arrangements. For our international operations outside of Europe, we maintain some form of vehicle liability insurance coverage with unaffiliated carriers. The nature of such coverage, and our economic responsibility for covered losses, varies considerably. In all cases, though, we believe the amounts and nature of the coverage we obtain is adequate in light of the respective potential hazards.

In our U.S. and international operations, from time to time in the course of our business, we become legally responsible to members of the public for bodily injury (including death) or property damage arising from causes other than the operation of our cars and on-road equipment, sometimes known as “general liability.” As with vehicle liability, we bear economic responsibility for general liability losses, except to the extent we transfer such losses to others through insurance or contractual arrangements. In addition, to mitigate these exposures, we maintain excess liability insurance coverage with unaffiliated insurance carriers.

In our U.S. car rental operations, we offer an optional liability insurance product, Liability Insurance Supplement (“LIS”) that provides vehicle liability insurance coverage substantially higher than state minimum levels to the renter and other authorized operators of a rented vehicle. LIS coverage is primarily provided under excess liability insurance policies issued by an unaffiliated insurance carrier, the risks under which are reinsured with a wholly-owned subsidiary, HIRE Bermuda Limited.

In our U.S. car rental operations and our company-operated international car rental operations in many countries, we offer optional products providing Personal Accident Insurance / Personal Effects Coverage (“PAI/PEC”) and Emergency Sickness Protection ("ESP") insurance coverage to the renter and the renter's immediate family members traveling with the renter for accidental death or accidental medical expenses arising during the rental period or for damage or loss of their property during the rental period. PAI/PEC and ESP coverage is provided under insurance policies issued by unaffiliated carriers or, in Europe, by Probus, and the risks under such policies either are reinsured with HIRE Bermuda Limited or are the subject of indemnification arrangements between us and the carriers.

Our offering of LIS, PAI/PEC and ESP coverage in our U.S. car rental operations is conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance producers.

Provisions on our books for self-insured public liability and property damage vehicle liability losses are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2015, this liability was estimated at $402 million for our combined U.S. and international operations.

Damage to Our Property

We bear the risk of damage to our property, unless such risk is transferred through insurance or contractual arrangements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

To mitigate our risk of large, single-site property damage losses globally, we maintain property insurance with unaffiliated insurance carriers in such amounts as we deem adequate in light of the respective hazards, where such insurance is available on commercially reasonable terms.

Our rental contracts typically provide that the renter is responsible for damage to or loss (including loss through theft) of rented vehicles or equipment. We generally offer an optional rental product, known in various countries as “loss damage waiver,” “collision damage waiver” or “theft protection,” under which we waive or limit our right to make a claim for such damage or loss.

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

As of December 31, 2015, we have accrued an amount we deem appropriate for environmental remediation. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including ongoing maintenance, as required. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our earnings or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions and thus future costs associated with such matters may exceed the amount of the current accrual.

Dealings with Renters

In the U.S., car and equipment rental transactions are generally subject to Article 2A of the Uniform Commercial Code, which governs “leases” of tangible personal property. Car rental is also specifically regulated in more than half of the states of the U.S. and many other international jurisdictions. The subjects of these regulations include the methods by which we advertise, quote and charge prices, the consequences of failing to honor reservations, the terms on which we deal with vehicle loss or damage (including the protections we provide to renters purchasing loss or damage waivers) and the terms and method of sale of the optional insurance coverage that we offer. Some states (including California, New York, Nevada and Illinois) regulate the price at which we may sell loss or damage waivers, and many state insurance regulators have authority over the prices and terms of the optional insurance coverage we offer. See “Insurance and Risk Management-Damage to Our Property” above for further discussion regarding the loss or damage waivers and optional insurance coverages that we offer renters. In addition, various consumer protection laws and regulations may generally apply to our business operations. Internationally, regulatory regimes vary greatly by

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

jurisdiction, but they do not generally prevent us from dealing with customers in a manner similar to that employed in the U.S.

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

Changes in Regulation

Changes in government regulation of our businesses have the potential to materially alter our business practices, or our profitability. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have not just prospective but also retroactive effect; this is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have either more or less impact on us than on our competitors, depending on the circumstances. Several U.S. State Attorneys General have taken the position that car rental companies either may not pass through to customers, by means of separate charges, expenses such as vehicle licensing and concession fees or may do so only in certain limited circumstances. Recent or potential changes in law or regulation that affect us relate to insurance intermediaries, customer privacy, data security and rate regulation and our retail car sales operations.

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

AVAILABLE INFORMATION

We file annual, quarterly and current reports and other information with the SEC. You may read and copy any documents that we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 to obtain further information about the public reference room. In addition, the SEC maintains an internet website (www.sec.gov) that contains reports, proxy and information statements and other information about issuers that file electronically with the SEC, including Hertz Holdings. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) indirectly through our internet website (www.hertz.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

RISKS RELATED TO OUR BUSINESS

Our car rental business, which provides the majority of our revenues, is particularly sensitive to reductions in the levels of airline passenger travel, and reductions in air travel could materially adversely impact our financial condition, results of operations, liquidity and cash flows.

Our results of operations are affected by many economic factors, including the level of economic activity in the markets in which we operate. At times in the past, the United States and international markets have experienced declines in economic activity that have affected the car rental market, including a tightening of the credit markets, reduced business and leisure travel, reduced government and consumer spending and volatile fuel prices. The car rental industry is particularly affected by reductions in business and leisure travel, especially with respect to levels of airline passenger traffic. Reductions in levels of air travel, whether caused by general economic conditions, airfare increases (such as due to capacity reductions or increases in fuel costs borne by commercial airlines) or other events (such as work stoppages, military conflicts, terrorist incidents, natural disasters, epidemic diseases, or the response of governments to any of these events) could materially adversely affect us. In particular, we derive a substantial proportion of our revenues from key leisure destinations, including Florida, Hawaii, California, New York and Texas and the level of travel to these destinations is dependent upon the ability and willingness of consumers to travel on vacation and the effect of economic cycles on consumers' discretionary travel. To the extent travel to these destinations is adversely affected, our results of operations could be materially adversely affected.

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

If our management is unable to accurately estimate future levels of rental activity and adjust the size and mix of our fleet accordingly, our results of operations could suffer.

Because fleet costs typically represent our single largest expense and fleet purchases are typically made weeks or months in advance of the expected use of the fleet, our business is dependent upon the ability of our management to accurately estimate future levels of rental activity and consumer preferences with respect to the mix of vehicles in our fleet. To the extent we do not purchase sufficient numbers of vehicles, or the right types of vehicles, to meet consumer demand, we may lose revenue to our competitors. If we purchase too many vehicles, our fleet utilization could be adversely affected and we may not be able to dispose of excess vehicles in a timely and cost effective manner. While

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

purchasing program cars is useful in managing our seasonal peak demand for fleet, program cars typically cost more than non-program cars. As a result, if our management is unable to accurately estimate future levels of rental activity and determine the appropriate mix of vehicles in our fleet, including because of changes in the competitive environment or economic factors outside of our control, our results of operations could suffer.

Increased fleet cost due to declines in the value of the non-program cars in our fleet could materially adversely impact our financial condition, results of operations, liquidity and cash flows.

For the years ended December 31, 2015 and 2014, 35% and 49%, respectively, of the vehicles purchased for our U.S. car rental fleet were program cars and 59% and 59%, respectively, of the vehicles purchased for our International car rental fleet were program cars.

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

We have maintained like-kind exchange programs for our U.S. car rental business, HERC and Donlen for a number of years. Our like-kind exchange programs allow tax gains on the disposition of vehicles in our car rental fleet to be deferred and have resulted in deferrals of federal and state income taxes for prior years. If a qualified replacement

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

vehicle is not purchased within a specific time period after vehicle disposal, then taxable gain is recognized. A material reduction in the net book value of our car rental fleet, a material and extended reduction in vehicle purchases and/or a material downsizing of our car rental fleet, for any reason, could result in reduced tax deferrals in the future, which in turn could require us to make material cash payments for U.S. federal and state income tax liabilities.

The failure of a manufacturer of our program cars to fulfill its obligations under a repurchase or guaranteed depreciation program could expose us to loss on those program cars and materially adversely affect certain of our financing arrangements, which could in turn materially adversely affect our liquidity, cash flows, financial condition and results of operations.

If any manufacturer of our program cars does not fulfill its obligations under its repurchase or guaranteed depreciation agreement with us, whether due to default, reorganization, bankruptcy or otherwise, then we would have to dispose of those program cars without receiving the benefits of the associated programs and we would also be exposed to residual risk with respect to these cars. In addition, we could be left with a substantial unpaid claim against the manufacturer with respect to program cars that were sold and returned to the manufacturer but not paid for, or that were sold for less than their agreed repurchase price or guaranteed value.

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

Third-party distribution channels accounted for a significant amount of our car rental reservations for the year ended December 31, 2015. These third-party distribution channels include traditional and online travel agencies, third-party internet sites, airlines and hotel companies, marketing partners such as credit card companies and membership organizations and global distribution systems that allow travel agents, travel service providers and customers to connect directly to our reservations systems. Loss of access to any of these channels, changes in pricing or commission structures or a reduction in transaction volume could have an adverse impact on our financial condition or results of operations, particularly if our customers are unable to access our reservation systems through alternate channels.

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
As our fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, generally increases. Determining the optimal age at disposition for our rental equipment is subjective and requires considerable estimates by management. We have made estimates regarding the relationship between the age of our rental equipment, the maintenance and repair costs and the market value of used equipment, the availability of our fleet and the market value of used equipment. If maintenance and repair costs are higher than estimated or in-service times or market values of used equipment are lower than estimated, our future financial condition, results of operations, liquidity and cash flows could be adversely affected.
Our HERC business is cyclical and a slowdown in economic conditions or adverse changes in the economic factors specific to the industries in which HERC operates, such as a decrease in the expected levels of infrastructure spending or the expected levels of rental versus ownership of equipment, could have adverse effects on our liquidity, cash flows and results of operation.
A substantial portion of HERC’s revenues are derived from the rental of equipment in the non-residential construction and industrial end markets, which are cyclical in nature. The equipment rental industry experienced a decline in construction and industrial activity as a result of the economic downturn that commenced in the latter part of 2008 and continued through 2010. The weakness in HERC’s end markets led to a decrease in the demand for rental equipment and intensifying price competition from other equipment rental industry participants. In addition, other industries in which HERC operates, such as the oil and gas industry and the entertainment industry, may be subject to different factors and economic cycles that could have an effect on demand for our products and services within those industries. Recently, declines in oil prices have led to a significant slowdown in activity in the oil and gas industry, which has negatively affected our rentals to participants in this industry. While many areas of the global economy are improving, a slowdown in the economic recovery or worsening of economic conditions, in particular with respect to North American construction and industrial activities, could have an effect on demand for our products and services within those industries and ultimately could adversely affect our revenues and operating results.
The following factors, among others, may cause weakness in our end markets, either temporarily or long-term:

•	a decrease in expected levels of infrastructure spending;

•	a decrease in the expected levels of rental versus ownership of equipment;

•	a lack of availability of credit;

•	an increase in the cost of construction materials;

•	an increase in interest rates;

•	adverse weather conditions, which may temporarily affect a particular region; or

•	terrorism or hostilities involving the United States, Canada or international markets.

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

We have moved aggressively to pursue opportunities to deliver cost savings, increase our efficiency and regain customer loyalty. If we are unsuccessful in taking advantage of these opportunities, we may be unable to align our cost structure to lower levels of demand, which could depress our margins and negatively impact our ability to effectively compete. In addition, some internet travel intermediaries use generic indicators of the type of vehicle (such as “standard” or “compact”) at the expense of brand identification and some intermediaries have launched their own loyalty programs to develop loyalties to their reservation system rather than to our brands. If the volume of sales made through internet travel intermediaries increases significantly and consumers develop stronger loyalties to these intermediaries rather than to our brands, our business and revenues could be harmed. If our market share suffers due to lower levels of customer loyalty, our financial results could suffer.

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

A significant portion of our annual revenues are generated outside the U.S., and we intend to pursue additional international growth opportunities. Operating in many different countries exposes us to varying risks, which include: (i) multiple, and sometimes conflicting, foreign regulatory requirements and laws that are subject to change and are often much different than the domestic laws in the U.S., including laws relating to taxes, automobile-related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, cost and fee recovery, and the protection of our trademarks and other intellectual property; (ii) the effect of foreign currency translation risk, as well as limitations on our ability to repatriate income; (iii) varying tax regimes, including consequences from changes in applicable tax laws; (iv) local ownership or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations; and (v) political and economic instability, natural calamities, war, and terrorism. Operating in many different countries also increases the risk of a violation, or alleged violation, of the United States Foreign Corrupt Practices Act. The effects of these risks may, individually or in the aggregate, materially adversely affect our results of operations, liquidity, cash flows and ability to diversify internationally.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

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

We are continuously upgrading and consolidating our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. In particular, we currently have a material weakness in our internal control due, in part, to the weakness in our accounting system. In addition, we have decided to outsource a significant portion of our information technology services. These types of activities subject us to additional costs and inherent risks associated with outsourcing, replacing and changing these systems, including impairment of our ability to manage our business, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to outsourcing alternatives, new systems or of integrating new systems into our current systems. Our outsourcing initiatives and system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of our outsourcing initiatives and new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated and our competitive position may be adversely affected if we are unable to maintain systems that allow us to manage our business in a competitive manner.

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

We maintain a substantial network of car rental locations at a number of airports in the U.S. and internationally. Many of these locations are leased and, in the case of airport car rental locations, the subject of vehicle rental concessions where vehicle rental companies are frequently required to bid periodically for the available locations. If we are unable to continue operating these facilities at their current locations due to the termination of leases or vehicle rental concessions, particularly at airports, which comprise a majority of our revenues, our operating results could be adversely affected.

Maintaining favorable brand recognition is essential to our success, and failure to do so could materially adversely affect our results of operations.

Our business is heavily dependent upon the favorable brand recognition that our "Hertz'', "Dollar", "Thrifty", and "Firefly" brand names have in the markets in which they participate. Factors affecting brand recognition are often outside our control, and our efforts to maintain or enhance favorable brand recognition, such as marketing and advertising

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

campaigns, may not have their desired effects. In addition, although our licensing partners are subject to contractual requirements to protect our brands, it may be difficult to monitor or enforce such requirements, particularly in foreign jurisdictions. Any decline in perceived favorable recognition of our brands could materially adversely affect our results of operations.

Our business operations are dependent upon our new senior management team and the ability of our other new employees to learn their new roles.

Within the past three years, we have substantially changed our senior management team and have replaced many of the other employees performing key functions at our corporate headquarters. We have a new Chief Executive Officer who started on November 20, 2014, a new Chief Financial Officer who started on December 9, 2013 and many other new members of our senior management team. In addition, in connection with the transition of our corporate headquarters from Park Ridge, New Jersey to Estero, Florida, we have replaced many other employees in other key functions. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, some of which are new, and key information technologies and related infrastructure used in our day-to-day operations and financial reporting and we may experience additional costs as new employees learn their roles and gain necessary experience. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, if we were to lose the services of any one or more key employees, whether due to death, disability or termination of employment, our ability to successfully implement our business strategy, financial plans, marketing and other objectives, could be significantly impaired.

We may face issues with our union employees.

Labor contracts covering the terms of employment of approximately 6,200 employees in the U.S. (including those in the U.S. territories) are presently in effect under approximately 130 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. These contracts are renegotiated periodically. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

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

We are also subject to a number of claims, investigations and proceedings arising out of the misstatements in our financial statements, including investigations by the New York Regional Office of the SEC and a state securities regulator. See below under “The restatement of our previously issued financial results has resulted in government investigations and could result in government enforcement actions and private litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.”

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

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

As a result of the material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015. The assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. We are actively engaged in remediation activities designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional waivers or repay amounts under these financing arrangements earlier than anticipated, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing weaknesses, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. We may also lose assets if we do not maintain adequate internal controls.

The restatement of our previously issued financial results has resulted in government investigations and could result in government enforcement actions and private litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.

We are subject to securities class action litigation relating to our previous public disclosures. In addition, the New York Regional Office of the SEC and a state securities regulator are currently investigating the events disclosed in certain of our filings with the SEC. For additional discussion of these matters, see Note 16, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, “Financial Statements and Supplementary Data.” We could also become subject to private litigation or investigations, or one or more government enforcement actions, arising out of the misstatements in our previously issued financial statements. Our management may be required to devote significant time and attention to these matters, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. While we cannot estimate our potential exposure in these matters at this time, we have already expended significant amounts investigating the claims underlying and defending this litigation and expect to continue to need to expend significant amounts to defend this litigation.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
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

An "ownership change" could limit our ability to utilize tax attributes, including net operating losses, capital loss carryovers, excess foreign tax carry forwards, and credit carryforwards, to offset future taxable income. As of December 31, 2015, we had U.S. federal net operating loss carryforwards of approximately $4.1 billion (which begin to expire in 2029). Our ability to use such tax attributes to offset future taxable income and tax liabilities may be significantly limited if we experience an "ownership change" as defined in Section 382(g) of the Code. In general, an ownership change will occur when the percentage of Hertz Global Holdings, Inc.’s ownership (by value) of one or more "5-percent shareholders" (as defined in the Code) has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally should be subject to an annual limitation on its pre-ownership change tax loss carryforward equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation accumulates each year to the extent that there is any unused limitation from a prior year. The limitation on our ability to utilize tax losses and credit carryforwards arising from an ownership change under Section 382 depends on the value of our equity at the time of any ownership change. If we were to experience an "ownership change", it is possible that a significant portion of our tax loss carryforwards could expire before we would be able to use them to offset future taxable income. Many states adopt the federal section 382 rules and therefore have similar limitations with respect to state tax attributes.

We face risks related to liabilities and insurance.

Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the cars and equipment rented or sold by us, and for employment-related injury claims by our employees. The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from the Company. Currently, we generally self-insure up to $10 million per occurrence in the U.S. and up to $5 million in Europe for vehicle and general liability exposures, $5 million for employment-related injury claims, and we also maintain insurance with unaffiliated carriers in excess of such levels up to $200 million per occurrence for the current policy year, or in the case of international operations outside of Europe, in such lower amounts as we deem adequate given the risks. We cannot assure you that we will not be exposed to uninsured liability at levels in excess of our historical levels resulting from multiple payouts or otherwise, that liabilities in respect of existing or future claims will not exceed the level of our insurance, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See Item 1, ‘‘Business—Insurance and Risk Management’’ and Note 16, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, ‘‘Financial Statements and Supplementary Data.”

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

We could face a significant withdrawal liability if we withdraw from participation in multiemployer pension plans or in the event other employers in such plans become insolvent and certain multiemployer plans in which we participate are reported to have underfunded liabilities, any of which could have a material adverse effect on our financial position, results of operations or cash flows.

We could face a significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate or in the event other employers in such plans become insolvent, any of which could have a material adverse effect on our financial position, results of operations or cash flows.

We participate in various "multiemployer" pension plans. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. Our multiemployer plans could have significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 7, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, ‘‘Financial Statements and Supplementary Data."

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

Any new, or change in existing, U.S. law and regulation with respect to optional insurance products or policies could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. For further discussion regarding how changes in the regulation of insurance intermediaries may affect us, see Item 1, ‘‘Business—Insurance and Risk Management’’ in this Annual Report. If customers decline

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations could be materially adversely affected.

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

We derive revenue through rental activities of the Hertz, Dollar, Thrifty and Firefly brands under franchise and license arrangements. These arrangements are subject to a number of federal and state laws and regulations that impose limitations on our interactions with counter-parties. In addition, the automotive retail industry, including our network of company-operated car sales locations, is subject to a wide range of federal, state and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales and related finance and insurance matters, advertising, licensing, consumer protection and consumer privacy. Changes in these laws and regulations that impact our franchising arrangements or our automotive retail sales could adversely impact our results.

In most places where we operate, we pass through various expenses, including the recovery of vehicle licensing costs and airport concession fees, to our rental customers as separate charges. We believe that our expense pass throughs, where imposed, are properly disclosed and are lawful.  However, in the event of incorrect calculations or disclosures with respect to expense pass throughs, or a successful challenge to the methodology we have used for determining our expense pass through treatment, we could be subject to fines or other liabilities.  In addition, we may in the future be subject to potential legislative, regulatory or administrative changes or actions which could limit, restrict or prohibit our ability to separately state, charge and recover vehicle licensing costs and airport concession fees, which could result in a material adverse effect on our results of operations

Certain new or proposed laws and regulations with respect to the banking and finance industries, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and amendments to Regulation AB, could restrict our access to certain financing arrangements and increase our financing costs, which could have a material adverse effect on our financial position, results of operations, liquidity and cash flows.

RISKS RELATED TO OUR SUBSTANTIAL INDEBTEDNESS

Our substantial level of indebtedness could materially adversely affect our results of operations, cash flows, liquidity and ability to compete in our industry.

As of December 31, 2015, we had debt outstanding of $15.9 billion. Our substantial indebtedness could materially adversely affect us. For example, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our various credit facilities, resulting in possible defaults on, and acceleration or early amortization of, such indebtedness; (ii) be difficult to refinance or borrow additional funds in the future; (iii) require us to dedicate a substantial portion of our cash flows from operations and investing activities to make payments on our debt, which would reduce our ability to fund working capital, capital expenditures or other general corporate purposes; (iv) increase our vulnerability to general adverse economic and industry conditions (such as credit-related disruptions), including interest rate fluctuations, because a portion of our borrowings are at floating rates of interest and are not hedged against rising interest rates, and the risk that one or more of the financial institutions providing commitments under our revolving credit facilities fails to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected; (v) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; and (vi) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins. While the terms of the agreements and instruments governing our outstanding indebtedness contain certain restrictions upon our ability to incur additional indebtedness, they do not fully prohibit us from incurring substantial additional indebtedness and do not prevent us from incurring obligations that do not constitute indebtedness. If new debt or other obligations are added to our current liability levels without a corresponding refinancing or redemption of our existing indebtedness and obligations, these risks would increase. For a description of the amounts we have available under certain of our debt facilities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources—Borrowing Capacity and Availability” included in this Annual Report and Note 6,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

"Debt," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Our ability to manage these risks depends on financial market conditions as well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described under “Risks Related to Our Business” included above in this Annual Report.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

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

The operations of Hertz Holdings are conducted nearly entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations or to pay dividends on its common stock is dependent on the earnings and the receipt of funds from its subsidiaries via dividends or intercompany loans. However, none of the subsidiaries of Hertz Holdings are obligated to make funds available to Hertz Holdings for the payment of dividends or the service of its debt. In addition, certain states' laws and the terms of certain of our debt agreements significantly restrict, or prohibit, the ability of Hertz and its subsidiaries to pay dividends, make loans or otherwise transfer assets to Hertz Holdings, including state laws that require dividends to be paid only from surplus. If Hertz Holdings does not receive cash from its subsidiaries, then Hertz Holdings' financial condition could be materially adversely affected.

Our share price may decline if we issue a large number of new shares or if a holder of a substantial number of shares sells their stock.

We have a significant number of authorized but unissued shares, including shares available for issuance pursuant to our various equity plans. In addition, in recent years, several shareholders, most notably affiliates of Carl Icahn, have accumulated significant amounts of Hertz Holdings common stock. A sale of a substantial number of our shares or other equity-related securities in the public market pursuant to new issuances or by these significant shareholders could depress the market price of our stock and impair our ability to raise capital through the sale of additional equity securities. Any such sale or issuance would dilute the ownership interests of the then-existing stockholders, and could have material adverse effect on the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate car rental locations at or near airports and in central business districts and suburban areas of major cities in the U.S. (including Puerto Rico and the U.S. Virgin Islands), Australia, Belgium, Brazil, Canada, the Czech Republic, France, Germany, Italy, Luxembourg, the Netherlands, New Zealand, Slovakia, Spain and the United Kingdom, as well as retail used car sales locations in the U.S., Australia and France. We operate equipment rental locations in the U.S., Canada, China, Qatar, Saudi Arabia and the United Kingdom. We also operate headquarters, sales offices and service facilities in the foregoing countries in support of our car rental and equipment rental operations, as well as small car rental sales offices and service facilities in a select number of other countries in Europe and Asia.

We own approximately 5% of the locations from which we operate our car and equipment rental businesses and in some cases own real property that we lease to franchisees or other third parties. The remaining locations from which we operate our car and equipment rental businesses are leased or operated under concessions from governmental authorities and private entities. Those leases and concession agreements typically require the payment of minimum rents or minimum concession fees and often also require us to pay or reimburse operating expenses; to pay additional rent, or concession fees above guaranteed minimums, based on a percentage of revenues or sales arising at the relevant premises; or to do both. See Note 10, "Lease and Concession Agreements," to the Notes to our consolidated

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 2. PROPERTIES (Continued)

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

In November 2015, the Company completed the relocation of its worldwide headquarters to Estero, Florida from Park Ridge, New Jersey. We also own a major facility in the vicinity of Oklahoma City, Oklahoma at which reservations for our car rental operations are processed, global information technology systems are serviced and finance and accounting functions are performed. We also have a long-term lease for a reservation and financial center near Dublin, Ireland, at which we have centralized our European car rental reservation, customer relations, accounting and human resource functions. We lease a European headquarters office in Uxbridge, England.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 16, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, number of years employed by Hertz Holdings and Hertz as of February 22, 2016 and positions of our executive officers.

Name	Age	Number of Years Employed	Position
John P. Tague..........	53	1	President and Chief Executive Officer
Lawrence H. Silber..	59	—	Chief Executive Officer & President of Hertz Equipment Rental Corporation
Michel Taride...........	58	29	Group President, Rent A Car International
Jeffrey T. Foland......	45	1	Senior Executive Vice President and Chief Revenue Officer
Thomas Sabatino....	57	1	Senior Executive Vice President, Chief Administrative Officer and General Counsel
Thomas C. Kennedy..	50	2	Senior Executive Vice President and Chief Financial Officer
Tyler A. Best..............	48	1	Executive Vice President and Chief Information Officer
Robin C. Kramer.......	50	1	Senior Vice President, Chief Accounting Officer

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

Mr. Silber has served as the Chief Executive Officer and President of Hertz Equipment Rental Corporation since May 20, 2015. Mr. Silber previously served as an Executive Advisor at Court Square Capital Partners, LLP from 2014 to 2015. Mr. Silber served as Interim Chief Executive Officer and Interim President of SMTC Corporation from May 14, 2013 to January 6, 2014. Mr. Silber served as the Chief Operating Officer of Hayward Industries, Inc. from June 2008 to April 2012. Prior to joining Hayward Industries, Mr. Silber held a 30-year career with Ingersoll Rand Company from 1978 until 2008. At Ingersoll Rand, he most recently served as President of the Utility Equipment Group, and then helped manage a divestiture of this business and related businesses to Doosan, a Korean based multinational company. Mr. Silber also served as Chairman of Ingersoll Rand Canada. He was formerly a Director of SMTC Corporation from October 19, 2012 until September 30, 2015, and is currently a Director of Pike Corporation, Inc. since December 22, 2014.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

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

Mr. Sabatino has served as Senior Executive Vice President, Chief Administrative Officer and General Counsel of Hertz Holdings and Hertz since February 2015. Prior to joining Hertz Holdings and Hertz, Mr. Sabatino served as Executive Vice President, Global Chief Legal and Chief Administrative Officer of Walgreens Co. from April 2014 through February 2015. From September 2011 to April 2014, Mr. Sabatino served as Executive Vice President, General Counsel and Corporate Secretary of Walgreens Co. Prior to joining Walgreens Co., Mr. Sabatino served as Executive Vice President and General Counsel at United Airlines in 2010 and Schering-Plough Corporation from April 2004 to November 2009. Previously, Mr. Sabatino served as Senior Vice President and General Counsel at Baxter International from December 1997 until April 2004.

Mr. Kennedy has served as the Senior Executive Vice President and Chief Financial Officer of Hertz Holdings and Hertz since December 2013. Prior to joining Hertz Holdings and Hertz, Mr. Kennedy served as Chief Financial Officer and Executive Vice President of Hilton Worldwide Holdings Inc. (formerly, Hilton Worldwide, Inc.) from 2008 to 2013.  Between 2003 and 2007, Mr. Kennedy served as Executive Vice President and Chief Financial Officer of Vanguard Car Rental (parent to Alamo Rental Car and National Car Rental brands).  Prior to joining Vanguard, Mr. Kennedy served in various positions at Northwest Airlines, Inc., including as Senior Vice President and Controller in 2003; Vice President, Financial Planning and Analysis from 2000 to 2002; Managing Director, Corporate Planning in 1999; and Director, Finance and Information Services, Pacific Division, Tokyo, Japan from 1997 to 1999.  Mr. Kennedy held various other financial positions with Northwest from 1992 to 1997.  He received his Masters in Business Administration from Harvard University and his Bachelors of Arts in Economics, summa cum laude, from Tulane University.

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

Ms. Kramer has served as Senior Vice President and Chief Accounting Officer of Hertz Holdings and Hertz since May 2014. Prior to joining Hertz Holdings and Hertz, Ms. Kramer was an audit partner at Deloitte & Touche LLP from 2007 to 2014, including serving in Deloitte’s National Office Accounting Standards and Communications Group from 2007 to 2010. From 2005 to 2007, Ms. Kramer served as Chief Accounting Officer of Fisher Scientific International, Inc., and from 2004 to 2005 Ms. Kramer served as Director, External Reporting, Accounting and Control for the Gillette Company. Ms. Kramer also held partner positions in the public accounting firms of Ernst & Young LLP and Arthur Andersen LLP. Ms. Kramer earned a Bachelor’s degree in Accounting from Salem State College in Massachusetts. Ms. Kramer is a licensed CPA in Massachusetts, New York and Connecticut. She is a member of the Massachusetts Society of CPAs, the AICPA, and served as a Board Member for the Massachusetts State Board of Accountancy from September 2011 to December 2015.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF COMMON STOCK

Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "HTZ". On February 22, 2016, there were 1,938 registered holders of our common stock. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported by the NYSE:

2014	High	Low
1st Quarter	$29.81	$24.82
2nd Quarter	30.52	25.32
3rd Quarter	31.61	24.66
4th Quarter	25.72	18.50
2015
1st Quarter	$25.12	$20.12
2nd Quarter	22.63	18.05
3rd Quarter	20.50	14.85
4th Quarter	20.05	13.63

SHARE REPURCHASE PROGRAM

In November 2013, the Company announced a $300 million share repurchase program, under which the Company utilized approximately $87 million to repurchase 4 million shares of our common stock during the year ended December 31, 2013. In March 2014, the Company announced a $1 billion share repurchase program (the "2014 share repurchase program"), which replaced the existing share repurchase program. During the year ended December 31, 2015, we repurchased 37 million shares at an aggregate purchase price of $604 million under the 2014 share repurchase program. As of December 31, 2015, the approximate dollar value of shares that may yet be purchased under the 2014 share repurchase program is $396 million. The 2014 share repurchase program permits Hertz Holdings to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate Hertz Holdings to make any repurchases at any specific time or situation. The timing and extent to which Hertz Holdings repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets and other factors. Share repurchases may be commenced or suspended at any time or from time to time without prior notice.

The following table provides information relating to Hertz Holdings' repurchase of common stock during the three months ended December 31, 2015 under the 2014 share repurchase program. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program*
October 1, 2015–October 31, 2015	—	$—	—	$738,419,003
November 1, 2015–November 30, 2015	10,684,005	16.38	10,684,005	563,372,099
December 1, 2015–December 31, 2015	11,539,199	14.52	11,539,199	395,852,132
Total	22,223,204	15.41	22,223,204	395,852,132

DIVIDENDS

We paid no cash dividends on our common stock in 2015 or 2014, and we do not expect to pay dividends on our common stock for the foreseeable future. The agreements governing our indebtedness restrict our ability to pay

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

dividends. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing,” in this Annual Report.

RECENT PERFORMANCE

The following graph compares the cumulative total stockholder return on Hertz Holdings common stock with the Russell 1000 Index and the Morningstar Rental & Leasing Services Industry Group. The Russell 1000 Index is included because it is comprised of the 1,000 largest publicly traded issuers. The Morningstar Rental & Leasing Services Industry Group is a published, market capitalization-weighted index representing stocks of companies that rent or lease various durable goods to the commercial and consumer market including cars and trucks, medical and industrial equipment, appliances, tools and other miscellaneous goods, including Hertz Holdings. The results are based on an assumed $100 invested on December 31, 2010, at the market close, through December 31, 2015.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG HERTZ GLOBAL HOLDINGS, INC.,
RUSSELL 1000 INDEX AND MORNINGSTAR RENTAL & LEASING SERVICES
INDUSTRY GROUP
ASSUMES DIVIDEND REINVESTMENT

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2015:

Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options and RSU's / PSU's (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Stock Options	11,020,344	$14.88	12,633,685
Performance Stock Units	1,631,303	N/A	—
Restricted Stock Units	975,806	N/A	—
Total	13,627,453		12,633,685

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA

We derived the selected statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the selected balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.” We derived the selected statement of operations data for the years ended December 31, 2012 and the selected balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements and footnotes thereto included in our 2014 Annual Report on Form 10-K under the caption Item 8, "Financial Statements and Supplementary Data." We derived the selected statement of operations data for the year ended December 31, 2011 and the selected balance sheet data as of December 31, 2011 from our unaudited consolidated financial statements in our 2014 Annual Report on Form 10-K under the caption Item 6, "Selected Financial Data."

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

(In millions, except per share data)	Years Ended December 31,
Statement of Operations Data	2015	2014	2013 (b)	2012 (c)	2011 (c)(d) (Unaudited)
Revenues:
Worldwide car rental (a)	$8,434	$8,907	$8,709	$7,153	$6,938
Worldwide equipment rental	1,518	1,571	1,539	1,382	1,208
All other operations	583	568	527	478	149
Total revenues	10,535	11,046	10,775	9,013	8,295
Expenses:
Direct operating	5,896	6,314	5,777	4,861	4,599
Depreciation of revenue earning equipment and lease charges, net	2,762	3,034	2,533	2,128	1,896
Selling, general and administrative	1,045	1,088	1,053	978	787
Interest expense, net	622	648	707	647	699
Other (income) expense, net	(131)	(15)	102	34	59
Total expenses	10,194	11,069	10,172	8,648	8,040
Income (loss) before income taxes	341	(23)	603	365	255
(Provision) benefit for taxes on income (loss)	(68)	(59)	(301)	(181)	(88)
Net income (loss)	273	(82)	302	184	167
Noncontrolling interest	—	—	—	—	(20)
Net income (loss) attributable to Hertz Global Holdings, Inc. and Subsidiaries' common stockholders	$273	$(82)	$302	$184	$147
Weighted average shares outstanding
Basic	452	454	422	420	416
Diluted	456	454	464	448	445
Earnings (loss) per share
Basic	$0.60	$(0.18)	$0.72	$0.44	$0.35
Diluted	$0.60	$(0.18)	$0.67	$0.41	$0.33

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 6. SELECTED FINANCIAL DATA (Continued)

(In millions)	As of December 31,
Balance Sheet Data	2015	2014	2013	2012	2011 (Unaudited)
Cash and cash equivalents	$486	$490	$411	$541	$919
Total assets	23,358	23,985	24,423	23,128	17,562
Total debt	15,907	15,993	16,309	15,449	11,317
Total equity	2,019	2,464	2,567	2,331	2,118

(a)	Includes U.S. Car Rental and International Car Rental segments.

(b)     See Note 18, "Equity and Earnings (Loss) Per Share," for reconciliation of net income used in diluted earnings per share calculation.

(c)	Our results for 2011 and the period from January 1, 2012 through November 18, 2012 exclude the results of Dollar Thrifty which we acquired in 2012.

(d)	Our results from January 1, 2011 through August 31, 2011 exclude the results of Donlen, our fleet leasing and fleet management services subsidiary which we acquired in 2011.

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

•
Transaction Days - important to management and investors as it represents the number of revenue generating days. It is used as a component to measure Total RPD and fleet efficiency. Transaction days represent the total number of 24-hour periods, with any partial period counted as one transaction day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one transaction day in a 24-hour period.  Late in the third quarter of 2015 we fully integrated the Dollar Thrifty and Hertz counter systems and as a result aligned the transaction day calculation in the Hertz system.  As a result of this alignment, we determined that there was an impact to the calculation. The impact on the third quarter 2015 was negligible. We estimate that transaction days for the US RAC segment will increase by approximately 1% prospectively relative to historical calculations. This will also prospectively impact key metrics calculations that utilize transaction days, although to a lesser extent.

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

Non-GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. The above Non-GAAP measures are defined and reconciled to their most comparable U.S. GAAP measure in the "Results of Operations and Selected Operating Data" section of this MD&A.

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

We are engaged principally in the business of renting and leasing of cars through our Hertz, Dollar, Thrifty and Firefly brands and equipment through our Hertz Equipment Rental brand. In addition to car rental and equipment rental businesses, we provide comprehensive, integrated fleet leasing and fleet management solutions through our Donlen subsidiary. We have a diversified revenue base and a highly variable cost structure and are able to dynamically manage fleet capacity, the most significant determinant of our costs. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of cars and equipment, the related ownership cost of equipment and other operating costs. Significant changes in the purchase price or residual values of cars and equipment or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to balance our mix of non-program and program vehicles based on market conditions. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures. See "Liquidity and Capital Resources" below.

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

•
Equipment rental revenues - revenues from all company-operated equipment rental operations, including amounts charged to customers for the fueling and delivery of equipment and sale of loss damage waivers, as well as revenues from the sale of new equipment, used revenue earning equipment, parts and supplies; and

•	All other operations revenues - revenues from fleet leasing and fleet management services and other business activities.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Our Business Segments

We have identified four reportable segments, which are organized based on the products and services provided by our operating segments and the geographic areas in which our operating segments conduct business, as follows:

•	U.S. Car Rental - Rental of cars, crossovers and light trucks, as well as sales of ancillary products and services, in the U.S.;

•	International Car Rental - Rental and leasing of cars, crossovers and light trucks, as well as sales of ancillary products and services, internationally;

•	Worldwide Equipment Rental - Rental of industrial, construction, material handling and other equipment; and

•	All Other Operations - Comprised of our Donlen business, which provides fleet leasing and fleet management services, and other business activities.
In addition to the above reportable segments, we have corporate operations ("Corporate") which includes general corporate assets and expenses and certain interest expense (including net interest on corporate debt). We assess performance and allocate resources based upon the financial information for our operating segments.

Seasonality

Our car rental and equipment rental operations are seasonal businesses, with decreased levels of business in the winter months and heightened activity during the spring and summer. We have the ability to dynamically manage fleet capacity, the most significant portion of our cost structure, to meet market demand. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, fleet and staff are decreased accordingly. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements, including efficiency initiatives and the use of our information technology systems, to help manage our variable costs. More than half of our typical annual operating costs represent variable costs, while the remaining costs are fixed or semi-fixed. We also maintain a flexible workforce, with a significant number of part time and seasonal workers. However, certain operating expenses, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and cannot be adjusted for seasonal demand. Revenues related to our fleet leasing and fleet management services are generally not seasonal.

2015 Highlights

Highlights of our business and financial performance in 2015 and key factors influencing our GAAP results include:

•	During 2015, we achieved annualized cost savings of approximately $229 million under our previously announced initiatives, in line with our targets;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
Total revenue for the U.S. Car Rental segment for the year ended December 31, 2015 decreased by 3%. This decline was driven primarily by a 1% reduction in transaction days and a 2% reduction in Total RPD, predominantly driven by lower rental rates resulting from competitive pressure in the industry and lower fuel revenues;

•
Net depreciation per unit per month in the U.S. Car Rental segment was down 9% to $267 from $294 for the year ended December 31, 2015 compared to 2014 due to higher residual values on certain vehicles, the mix between program and non-program cars year over year, and due to the impact on the prior year amount resulting from our reduction in the planned hold period of vehicles as we implemented our new fleet strategy in the fourth quarter of 2014;

•
During 2015, our U.S. Car Rental segment incurred approximately $13 million in pre-tax expenses that relate to prior years comprised of adjustments of $4 million related to the accounting for the post-acquisition sale of land that was revalued as part of the December 2005 acquisition of the Company, $4 million of additional accruals for the periods 2009 through 2014 resulting from concession audits at certain airport locations, a $4 million obligation to a jurisdiction for customer transaction fees and $1 million of additional write-offs of assets that were incorrectly capitalized;

•	Completed our previously announced fleet refresh. We sold 46% more non-program cars in our U.S. Car Rental segment for the year ended December 31, 2015 compared to 2014;

•	Completed the integration of Dollar Thrifty, incurring approximately $5 million in integration costs in 2015 as compared to $9 million in 2014;

•
Excluding the impact of foreign currency, results in the International Car Rental segment were strong for the year ended December 31, 2015, as compared to 2014, with a 4% increase in revenues, increases in transactions days and Total RPD and a decrease in direct operating expense of 2%. Net depreciation per unit per month decreased 7% to $211 from $226 year over year, on a constant currency basis, due to improved fleet procurement and higher residual values on certain vehicles;

•	During 2015, following an adverse decision against another industry participant in a similar action, we recorded charges with respect to a French road tax matter of approximately $23 million;

•
Excluding the impact of foreign currency, Worldwide Equipment Rental segment revenues decreased $6 million for the year ended December 31, 2015, as compared to 2014. Revenue growth was negatively affected by continuing weakness in major upstream oil and gas markets but was favorably impacted by a 2% increase in worldwide equipment rental volumes. The increase in volume was driven by new account growth, which is predominantly derived from small local contractors and specialty segments as we diversify our business. As a result of this new account growth, rental and rental-related revenue in non-oil and gas markets increased approximately 10% in 2015;

•
Excluding the impact of foreign currency, direct operating expenses for our Worldwide Equipment Rental segment increased $17 million, or 2%, primarily due to increases in salary related expenses due to costs associated with a rise in the headcount for mechanics to reduce the fleet unavailable for rent, reinvestment in branch management to drive operational processes and an increase in bad debt expense;

•	On October 30, 2015, the Company sold its HERC France and Spain businesses comprised of 60 locations in France and two in Spain and realized a gain on the sale in the amount of $51 million;

•	During 2015, we incurred approximately $35 million in costs associated with the anticipated separation of the Worldwide Equipment Rental business, as compared to $39 million in 2014;

•	We recorded $70 million in impairments and asset write-downs during the year ended December 31, 2015, the largest of which was $40 million related to the HERC trade name;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
We recorded $96 million in restructuring and restructuring related expenses during the year ended December 31, 2015 compared to $159 million in 2014, including $38 million in consulting, audit and legal costs associated with the restatement, investigation and remediation activities in 2015, as compared to $30 million in 2014;

•
During 2015, we monetized a portion of our investment in the common stock of CAR Inc., a publicly traded company on the Hong Kong Stock Exchange, by selling approximately 138 million shares for net proceeds of $236 million which resulted in a pre-tax gain of $133 million. The sale of the shares reduced the Company's ownership interest to 10.2%; and

•	During 2015, we repurchased 37 million shares at an aggregate purchase price of approximately $605 million under our $1 billion share repurchase program compared to no repurchases in 2014.

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Total revenues	$10,535	$11,046	$10,775	(5)%	3%
Direct operating expenses	5,896	6,314	5,777	(7)	9
Depreciation of revenue earning equipment and lease charges, net	2,762	3,034	2,533	(9)	20
Selling, general and administrative expenses	1,045	1,088	1,053	(4)	3
Interest expense, net	622	648	707	(4)	(8)
Other (income) expense, net	(131)	(15)	102	773	NM
Income (loss) before income taxes	341	(23)	603	NM	NM
(Provision) benefit for taxes on income (loss)	(68)	(59)	(301)	15	(80)
Net income (loss)	$273	$(82)	$302	NM	NM
Adjusted pre-tax income (loss) (a)	$572	$403	$1,096	42	(63)
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
Total revenues decreased $511 million, or 5%, due primarily to decreases in our U.S. and International Car Rental segments of $185 million and $288 million, respectively and a decrease of $53 million in our Worldwide Equipment Rental segment, partially offset by a $15 million increase in our All Other Operations segment due to the performance of the Donlen business. Lower revenue in our U.S. Car Rental segment was driven by lower rental rates due to competitive pressure and lower ancillary fuel sales, as well as a decline in transaction days, which were driven by lower off airport volume due in part to the impact of off airport store closures in the second quarter of 2015. Lower revenues for our International Car Rental segment were driven by the $367 million impact of foreign currency. Excluding the impact of foreign currency, revenues for our International Car Rental segment increased $79 million, or 4% in 2015, driven by a 2% increase in transaction days resulting from the multi-brand expansion. Lower revenues for our Worldwide Equipment Rental segment were driven by the $47 million impact of foreign currency. Excluding the impact of foreign currency, revenues for our Worldwide Equipment Rental segment decreased $6 million in 2015 largely due to the decline in upstream oil and gas, partially offset by increases in volume in non-oil and gas markets. Rental and rental-related revenue in non-oil and gas markets increased approximately 10% in 2015.

The decrease in direct operating expenses of $418 million, or 7%, was primarily comprised of decreases in our U.S. and International Car Rental segments of $162 million and $240 million, respectively. The decrease in our U.S. Car Rental segment is primarily comprised of $84 million in decreased fleet related expenses and a $71 million decrease in other direct operating costs, partially offset by the impact of $9 million related to certain adjustments recorded in the third quarter of 2015 that relate to prior periods as further disclosed in Note 2, "Summary of Critical and Significant Accounting Policies." The decrease in our International Car Rental segment is primarily attributable to the $219 million

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

favorable impact of foreign currency and the remainder was attributable to lower commissions, lower fuel costs and lower restructuring charges as compared to 2014.

Depreciation of revenue earning equipment and lease charges, net decreased $272 million, or 9%, primarily due to (i) a $186 million decrease in our U.S. Car Rental segment due to higher residual values on certain vehicles and the mix between program and non-program cars year over year, and (ii) a decrease of $94 million in our International Car Rental segment driven by the impact of foreign currency of $65 million, and improved fleet procurement and higher residual values on certain vehicles.

Selling, general and administrative expenses (“SG&A”) decreased $43 million, or 4%, for the year ended December 31, 2015 compared with 2014, primarily due to the $53 million impact of foreign currency and decreased restructuring and restructuring related costs. These decreases were partially offset by an $8 million increase in costs associated with the previously disclosed accounting restatement, investigation and remediation activities and $8 million in costs associated with the separation of a senior executive in the second quarter of 2015. Additionally, in 2015 there were impairment charges of $6 million related to our former Dollar Thrifty headquarters in Tulsa, Oklahoma, as compared to 2014 impairment charges of $13 million related to the former corporate headquarters in New Jersey.

Interest expense, net decreased $26 million, or 4%, primarily due to lower interest rates and the impact of foreign currency, partially offset by higher average fleet debt balances driven by increased levels of revenue earning equipment, as well as increased amortization of deferred debt costs, including waiver fees.

Other income of $131 million for the year ended December 31, 2015 is primarily comprised of a $133 million gain on the sale of common stock of CAR Inc. and a gain on the sale of our HERC France and Spain businesses of $51 million, partially offset by a $40 million impairment of the HERC trade name and charges of $23 million related to a French road tax matter. Other income of $15 million for the year ended December 31, 2014 was primarily comprised of a $19 million economic loss settlement we received related to a class action lawsuit filed against a vehicle manufacturer stemming from recalls of their vehicles in previous years.

We had income before income taxes of $341 million in 2015 compared with a loss before income taxes of $23 million in 2014. This increase was primarily due to (i) the favorable impact of foreign currency on our expenses; (ii) decreased fleet related expenses and other direct operating costs in our U.S. Car Rental segment and lower commissions, fuel costs and restructuring charges in our International Car Rental segment; (iii) decreases in depreciation of revenue earning equipment and lease charges, net of $186 million in our U.S. Car Rental segment due to higher residual values on certain vehicles and the mix between program and non-program cars year over year and improved fleet procurement and higher residual values on certain vehicles in our International Car Rental segment; and (iv) a $116 million increase in other income resulting from gains on the sale of CAR Inc. and from the sale of our HERC businesses in France and Spain, partially offset by an impairment charge of the HERC trade name and charges related to a French road tax matter. Partially offsetting the above is lower revenues of $511 million, of which $414 million was the unfavorable impact of foreign currency.

The effective tax rate for the year ended December 31, 2015 was 20% as compared to (257)% for the year ended December 31, 2014, with an income tax provision of $68 million and $59 million, respectively. The $9 million increase in the tax provision is due to an increase in pretax earnings, the composition of earnings by jurisdiction, a decrease in the valuation allowance relating to losses in certain non-U.S. jurisdictions, and a decrease in net unrecognized tax benefits accrued during the year. The year ended December 31, 2015 also includes an income tax benefit for an excess tax loss over a book gain realized on sale of operations in France and Spain.

We had adjusted pre-tax income of $572 million for the year ended December 31, 2015 compared with $403 million in 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of adjustments on a consolidated basis.

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

Depreciation of revenue earning equipment and lease charges, net increased $501 million, or 20%, from the prior year primarily due to an increase of $477 million in our U.S. Car Rental segment. The increase was largely driven by higher per-vehicle depreciation rates due to declining residual values and a reduction in the planned holding period for the fleet as we implemented our new fleet strategy. Additionally, 2013 U.S. Car Rental segment depreciation was favorably impacted by $79 million of Dollar Thrifty acquisition accounting adjustments and the implementation of a longer planned hold period for the fleet.

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

We had other income of $15 million in the year ended December 31, 2014 compared with other expense of $102 million in the prior year period. Other income in the 2014 period is primarily comprised of a $19 million litigation settlement received in relation to a class action lawsuit filed against an original equipment manufacturer stemming from recalls of their vehicles in previous years. Other income in 2014 also included our share of earnings from our equity method and joint venture investments. Other income in 2014 was partially offset by a $14 million charge for service equipment that was deemed to not have a future use. Other expense of $102 million in 2013 is primarily comprised of $40 million of impairment charges and asset write-downs, $35 million of debt extinguishment loss and inducement costs related to the early conversion of a portion of our Convertible Senior Notes and $29 million of premiums paid and write-offs relating to our European debt. The impairment charges and asset write-downs were related to vehicles subleased to FSNA, the parent of Simply Wheelz, LLC, the owner and operator of our divested Advantage brand, as further described in Note 3, "Acquisitions and Divestitures," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

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

Adjusted pre-tax income decreased $693 million, or 63%, from the prior year. See footnote (a) to the table under "Results of Operations and Selected Operating Data by Segment" for a summary and description of our adjustments to pre-tax income on a consolidated basis.

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Car Rental

As of December 31, 2015, our U.S. Car Rental operations had a total of approximately 4,435 corporate and franchisee locations, comprised of 1,635 airport and 2,800 off airport locations.

We periodically review the efficiencies of an optimal mix between program and non-program cars in our fleet. Program cars generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. When we increase the percentage of program cars the average age of our fleet decreases since the average holding period for program vehicles is shorter than for non-program vehicles. Non-program cars disposed of through our retail outlets allow us the opportunity for ancillary retail car sales revenue, such as warranty and financing, during disposition. We adjust the ratio of program and non-program cars in our fleet as needed based on contract negotiations and the economic environment pertaining to our industry.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the three years ended 2015, 2014 and 2013, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. Based on the quarterly reviews completed during 2015, 2014 and 2013, depreciation rate changes in our U.S. car rental operations resulted in a net increase in depreciation expense of $101 million and $167 million for the years ended December 31, 2015 and 2014, respectively, and a net decrease of $44 million in depreciation expense for the year ended December 31, 2013. The rate changes in 2015 and 2014 reflect declining residual values and a reduction in the planned hold period of the vehicles as compared to our initial estimates. The favorable adjustment in 2013 reflects changes from the impact of car sales channel diversification, acceleration of our retail sales expansion and the optimization of fleet holding periods related to the integration of Dollar Thrifty.

U.S. Car Rental operations sold approximately 274,000, 187,000 and 206,000 non-program cars for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in 2015 was primarily due to the impact of fleet rotation as we refreshed our U.S. Car Rental fleet and from holding period reductions of non-program cars.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of operations and our discussion and analysis for our U.S. Car Rental segment are as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions, except as noted)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Total revenues	$6,286	$6,471	$6,331	(3)%	2%
Direct operating expenses	$3,759	$3,921	$3,531	(4)	11
Depreciation of revenue earning equipment and lease charges, net	$1,572	$1,758	$1,281	(11)	37
Income (loss) before income taxes	$413	$258	$872	60	(70)
Adjusted pre-tax income (loss) (a)	$551	$387	$1,033	42	(63)
Transaction days (in thousands) (b)	138,590	139,752	133,181	(1)	5
Total RPD (in whole dollars) (c)	$44.95	$46.07	$46.94	(2)	(2)
Average fleet (d)	489,800	499,100	490,000	(2)	2
Fleet efficiency (d)	78%	77%	78%	N/A	N/A
Revenue per available car day (in whole dollars) (e)	$34.84	$35.70	$36.68	(2)	(3)
Net depreciation per unit per month (in whole dollars) (f)	$267	$294	$218	(9)	35
Program cars as a percentage of average fleet at period end	17%	21%	9%	N/A	N/A
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
N/A - Not applicable

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Total U.S. Car Rental segment revenue was $6.3 billion in 2015, a decrease of $185 million, or 3%, from 2014 primarily as a result of declines in rate and volume. Total RPD decreased 2% predominantly driven by lower rental rates resulting from competitive pressure in the industry and lower ancillary fuel sales due to lower fuel prices. There was a 1% overall decrease in transaction days due to decreases in airport rental volume and a decrease in off airport volume due in part to the closure of approximately 200 stores in the second quarter of 2015 based on the results of a location-by-location assessment of our U.S. off airport retail store profitability. Off airport revenues comprised 25% of total revenues for the segment in both 2015 and 2014. Off airport transaction days comprised 33% of the total segment in both 2015 and 2014. Ancillary retail car sales revenues increased approximately $25 million primarily due to an increase in the number of vehicles sold year over year.

Direct operating expenses for our U.S. car rental segment decreased $162 million, or 4%, primarily comprised of the following:

•	Fleet related expenses decreased $84 million year over year primarily due to:

◦	Decreased fuel costs of $77 million due to lower fuel prices;

◦	Decreased insurance costs of $21 million due to improved loss experience;

◦	Decreased maintenance costs of $27 million due to our fleet refresh activities which have reduced the average age of the fleet, thus requiring less maintenance as compared to 2014;

◦	Increased collision and short term maintenance expense of $21 million due primarily to a larger number of program cars returned to the original equipment manufacturer in the current year; and

◦	Increased other vehicle operating costs of $25 million due primarily to higher amortization expense on vehicle tags and licenses.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
Personnel related expenses decreased $7 million from 2014 primarily due to the discontinuation of future benefit accruals and participation under certain of our pension plans as well as a reduction in other employee incentives period over period.

•	Other direct operating expenses decreased $71 million from 2014 primarily due to:

◦	Decreased restructuring and restructuring related costs of $39 million related to reduced expenses for business transformation and integration initiatives; and

◦
Decreased commissions expense of $10 million driven by lower revenue period over period, and field administration decreased year over year due to lower shared services costs and fewer charges related to headquarters relocation as compared to 2014.

Partially offsetting the overall decrease in direct operating expenses was the impact of $9 million related to certain adjustments recorded during 2015 that relate to prior years as further disclosed in Note 2, "Summary of Critical and Significant Accounting Policies."

Depreciation of revenue earning equipment and lease charges, net decreased by $186 million, or 11%, when compared to 2014 due to higher residual values on certain vehicles and the mix between program and non-program cars year over year. Net depreciation per unit per month decreased to $267 in 2015 as compared to $294 in 2014.

Income before income taxes increased $155 million, or 60%, from 2014 due primarily to the impact of lower direct operating expenses and depreciation of revenue earning equipment and lease charges, net. Partially offsetting the reduced expenses were lower revenues and the impact of the $13 million related to certain adjustments recorded during 2015 that relate to prior years as further disclosed in Note 2, "Summary of Critical and Significant Accounting Policies." Additionally, in 2014, we recorded other income of $19 million resulting from an economic loss settlement we received related to a class action lawsuit filed against a vehicle manufacturer stemming from recalls of their vehicles in previous years with no comparable other income in 2015.

Adjusted pre-tax income increased $164 million, or 42%, in 2015 as compared to 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

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

◦
Increased vehicle maintenance expenses of $73 million which reflects an 89% increase in maintenance expense per vehicle due to the age and mileage of our fleet and the level of recall activity in the second, third and fourth quarters of 2014;

◦	Increased vehicle damage expenses of $59 million which reflects a 35% increase in expense per transaction day due to age and mileage of the fleet, as well as growth in our off airport business;

◦
Increased damage related liability and third party property damage of $35 million resulting from the shift in transaction day mix to more off airport rentals and older fleet compared with the prior year; and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

◦	Increased other vehicle operating costs of $24 million resulting from additional vehicle registration, taxes and stolen vehicles expenses due to our business mix.

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

◦
Increased facilities expense of $34 million primarily resulting from additional depreciation expense when compared with the prior year due to an increase in the amount of capital expenditures on new and existing facilities;

◦	Increased restructuring costs of $46 million driven by our business transformation and integration initiatives;

◦
Increased field administration expenses of $33 million reflective of higher shared services operating expenses driven by our off airport market expansion and employee relocation expenses related to the new headquarters in Florida;

◦	Increased customer service expenses of $29 million which was attributable to a change in contract terms with a certain service provider during the year;

◦	Increased commissions of $33 million resulting from commission program rate changes and a shift of revenue mix to higher cost commission reservation sources; and

◦	Increased computers and field systems expenses of $22 million driven by growth in the number of off airport transactions and integration of our on airport field back-office and maintenance operations.

Depreciation of revenue earning equipment and lease charges, net increased $477 million, or 37%, from the prior year. Net depreciation per unit per month for our U.S. Car Rental segment increased 35% to $294 from $218 year over year. This increase was primarily due to declining residual values, a change in estimate of the channel shift benefit and a reduction in the planned hold period as we implemented our new fleet strategy. Additionally, 2013 included $79 million of Dollar Thrifty acquisition accounting adjustments that reduced this expense.

Income before income taxes decreased $614 million, or 70%, from the prior year. This decrease in income before income taxes was primarily due to increased operating costs in the U.S. Car Rental segment due to damage, maintenance expenditures associated with higher mileage cars in the fleet and increased personnel costs to support the higher mileage fleet, and increased net depreciation per unit per month of 35% to $294 from $218 year over year. This increase was primarily due to declining residual values, a change in estimate of channel shift benefit and a reduction in the planned hold period as we implemented our new fleet strategy. Additionally, 2013 depreciation expense was favorably impacted by $79 million of Dollar Thrifty acquisition adjustments and an assumed longer fleet holding period. The change was partially offset by a $49 million decrease in SG&A expenses resulting from reduced marketing, co-branding and promotional activity. Additionally, there was other income of $18 million in 2014 compared to other expense of $31 million in the prior year, resulting in a $49 million favorable impact. Other income in 2014 was primarily comprised of a $19 million litigation settlement received in relation to a class action lawsuit filed against an original equipment manufacturer stemming from recalls of their vehicles in previous years. Other expense in 2013 is primarily comprised of $40 million of impairment charges and asset write-downs related to vehicles subleased to FSNA, the parent of Simply Wheelz, LLC, the owner and operator of our divested Advantage brand, as further described in Note 3, "Acquisitions and Divestitures," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

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

International Car Rental

Our international car rental operations have approximately 5,545 corporate and franchisee locations in approximately 150 countries including Australia, Canada, New Zealand and in the regions of Africa, Asia, Caribbean, Europe, Latin America, and the Middle East.

Results of operations and our discussion and analysis for our International Car Rental segment are as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions, except as noted)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Total revenues	$2,148	$2,436	$2,378	(12)%	2%
Direct operating expenses	$1,251	$1,491	$1,407	(16)	6
Depreciation of revenue earning equipment and lease charges, net	$398	$492	$528	(19)	(7)
Income (loss) before income taxes	$171	$95	$34	80	179
Adjusted pre-tax income (loss) (a)	$215	$144	$134	49	7
Transaction days (in thousands) (b)	47,860	46,917	45,019	2	4
Total RPD (in whole dollars) (c)	$48.45	$47.74	$48.14	1	(1)
Average fleet (d)	168,700	166,900	161,300	1	3
Fleet efficiency (d)	78%	77%	76%	N/A	N/A
Revenue per available car day (in whole dollars) (e)	$37.66	$36.77	$36.81	2	—
Net depreciation per unit per month (in whole dollars) (f)	$211	$226	$248	(7)	(9)
Program cars as a percentage of average fleet at period end	33%	30%	24%	N/A	N/A
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
N/A - Not applicable

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Total revenues for the International Car Rental segment decreased $288 million, or 12%, as compared to 2014, including a $367 million impact of foreign currency. Excluding the impact of foreign currency, revenues increased $79 million, or 4% in 2015, driven by a 2% increase in transaction days resulting from the multi-brand expansion, particularly across Europe. Revenues in 2015 were negatively impacted by lower fuel revenues driven by lower market prices, a decline in ancillary fuel sales and a change in fuel purchase plans sold in the Europe market that took effect late in the second quarter of 2014. Total RPD for the segment, on a constant currency basis, rose 1%.

Direct operating expenses for our International Car Rental segment decreased $240 million, or 16%, as compared to 2014. Excluding the $219 million impact of foreign currency, direct operating expenses decreased approximately $21 million, or 2%, due to lower commissions, lower fuel costs and lower restructuring charges as compared to 2014, partially offset by an increase in fleet-related self insurance expenses.

Depreciation of revenue earning equipment and lease charges, net for our International Car Rental segment decreased $94 million, or 19%, mainly driven by the impact of foreign currency of $65 million, improved fleet procurement and higher residual values on certain vehicles. Net depreciation per unit per month decreased 7% to $211 from $226 year over year, on a constant currency basis.

Income before income taxes for our International Car Rental segment was $171 million in 2015 as compared to $95 million in 2014. The change was due mainly to the reduction in direct operating expenses and depreciation of revenue earning equipment and lease charges, net mentioned above. Additionally, there was a $25 million decline in interest expense, net, due to the $15 million impact of foreign currency and lower interest rates. Also, there was a $22 million decrease in SG&A due to the $48 million impact of foreign currency which was partially offset by $9 million of accruals,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

expenses, charges, and write-downs recorded in the second quarter of 2015 in connection with the termination of a contract. The above decreases were partially offset by lower revenues and $23 million in charges recorded in relation to a French road tax matter. Excluding the overall impact of foreign currency, income before income taxes increased $114 million driven by higher revenues and lower expenses as discussed above.

Adjusted pre-tax income for our International Car Rental segment was $215 million in 2015 as compared to $144 million in 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Total revenues for the segment increased $58 million, or 2%, when compared with the prior year period and increased $80 million, or 3% excluding the impact of foreign currency exchange rates. We experienced a 4% increase in transaction days; however, Total RPD for the segment decreased 1% due mainly to the expansion of our value brands, Firefly and Thrifty, in several European countries.

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

Depreciation of revenue earning equipment and lease charges, net decreased $36 million, or 7%, and net depreciation per unit per month decreased 9% to $226 from $248 year over year. This change was mainly driven by improvements in fleet purchasing, vehicle mix and the gain (loss) on vehicles sold during the period.

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

Worldwide Equipment Rental

HERC has approximately 280 company-operated branches, of which approximately 270 are in the United States and Canada, and the remainder are located in the United Kingdom, China and through joint venture arrangements in Saudi Arabia and Qatar. We also operate our equipment rental business through franchisee owned branches in Greece, Iceland, Portugal and Corsica in Europe, in Afghanistan in the Middle East, in Panama in Central America and in Chile in South America.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of operations and our discussion and analysis for our Worldwide Equipment Rental segment are as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Total revenues	$1,518	$1,571	$1,539	(3)%	2%
Direct operating expenses	$850	$863	$826	(2)	4
Depreciation of revenue earning equipment and lease charges, net	$329	$329	$299	—	10
Income (loss) before income taxes	$120	$170	$241	(29)	(29)
Adjusted pre-tax income(a)	$189	$258	$301	(27)	(14)
Dollar utilization(g)	35%	36%	37%	N/A	N/A
Time utilization(h)	64%	64%	65%	N/A	N/A
Rental and rental related revenue(i)	$1,435	$1,434	$1,366	—	5
Same store revenue growth(j)	(1)%	5%	10%	N/A	N/A
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
N/A - Not applicable

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Total revenues for the segment decreased $53 million, or 3%, when compared with the prior-year period and decreased $6 million, excluding the $47 million impact of foreign currency exchange rates. This was a result of a 2% increase in worldwide equipment rental volumes, which was offset by continuing weakness in major upstream oil and gas markets discussed below. Pricing for 2015 was unchanged year-over-year. The increase in volume was driven by new account growth, which is predominantly derived from small local contractors and customers in new and expanded business lines as we expand our business across a diverse group of industries. As a result of this new account growth, rental and rental-related revenue in non-oil and gas markets increased approximately 10% in 2015. Further, the sale of our operations in France and Spain on October 30, 2015 reduced revenue year-over-year.

Revenue from upstream oil and gas customers represented approximately 10% of North American equipment rental and rental related revenue in 2015, excluding currency effects. This upstream revenue was down approximately 31% in 2015 as major oil producers reduced spending. The effect of the reduced spending also impacted other sectors within those markets. Revenue in our major upstream oil and gas markets represented approximately 23% of North American equipment rental and rental-related revenue in 2015, excluding currency effects. Revenue in these markets was down approximately 24% in 2015.

Direct operating expenses for our Worldwide Equipment Rental segment decreased $13 million, or 2%, and increased $17 million, or 2%, excluding the impact of foreign currency. This increase is primarily due to increases of $14 million in salary related expenses due to costs associated with a rise in the headcount for mechanics to reduce the fleet unavailable for rent, reinvestment in branch management to drive operational processes and an increase in bad debt expense of $7 million.

Depreciation of revenue earning equipment and lease charges, net, remained flat in 2015 when compared with 2014, and increased $9 million, or 3%, excluding the impact of foreign currency. The increase was driven by a slightly larger fleet size as compared to 2014. Partially offsetting this increase was an increase of gains on sale of revenue earning equipment. In 2014, gains were reduced as we sold an increased amount of equipment through the auction channel, which generally sells at lower margins, in order to better align equipment available for rent with demand.

Income before income taxes decreased $50 million, or 29%, due to the factors above coupled with a $40 million impairment on the HERC trade name and a $17 million increase in selling, general and administrative expenses primarily resulting from $5 million in costs associated with separation of a senior executive during second quarter of 2015 as well as increased costs associated with a larger sales force year over year. Partially offsetting the above was a $51 million gain on the sale of our HERC France and Spain businesses.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Adjusted pre-tax income decreased $69 million, or 27%. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

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

All Other Operations

Results of operations and our discussion and analysis for our All Other Operations segment are as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Total revenues	$583	$568	$527	3%	8%
Direct operating expenses	$24	$24	$24	—	—
Depreciation of revenue earning equipment and lease charges, net	$463	$455	$425	2	7
Income (loss) before income taxes	$55	$46	$36	20	28
Adjusted pre-tax income (loss)(a)	$68	$62	$58	10	7
Average Fleet - Donlen	164,100	172,800	169,600	(5)	2
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.

Our Donlen operations had favorable revenue results in 2015 as compared with 2014 and in 2014 as compared with 2013 driven by increased leasing volume, partially offset by a decline in service volume which also contributes to a reduced fleet size. Higher revenues were partially offset by higher vehicle depreciation in the segment primarily due to increases in the average cost of each vehicle as we refresh the fleet with newer model years.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)
Adjusted pre-tax income (loss) is a Non-GAAP measure that is calculated as income (loss) before income taxes plus certain non-cash acquisition accounting charges, debt-related charges relating to the amortization and write-off of debt financing costs and debt discounts and certain one-time charges and nonoperational items. Adjusted pre-tax income (loss) is important to management because it allows management to assess operational performance of our business, exclusive of the items mentioned above. It also allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally. When evaluating our operating performance, investors should not consider adjusted pre-tax income (loss) in isolation of, or as a substitute for, measures of our financial performance, such as net income (loss) or income (loss) before income taxes. The contribution of our reportable segments to adjusted pre-tax income (loss) and reconciliation to the most comparable consolidated GAAP measure are presented below:

	Years Ended December 31,
(In millions)	2015	2014	2013
Adjusted pre-tax income (loss):
U.S. car rental	$551	$387	$1,033
International car rental	215	144	134
Worldwide equipment rental	189	258	301
All other operations	68	62	58
Total reportable segments	1,023	851	1,526
Corporate(1)	(451)	(448)	(430)
Consolidated adjusted pre-tax income (loss)	572	403	1,096
Adjustments:
Acquisition accounting(2)	(124)	(132)	(132)
Debt-related charges(3)	(63)	(53)	(68)
Restructuring and restructuring related charges (4)	(96)	(159)	(99)
Acquisition related costs and charges(5)	(3)	(10)	(19)
Integration expenses(6)	(5)	(9)	(43)
Equipment rental spin-off costs(7)	(35)	(39)	—
Relocation costs(8)	(5)	(9)	(7)
Premiums paid on debt(9)	—	—	(29)
Loss on extinguishment of debt(10)	—	(1)	(35)
Sale of CAR Inc. common stock (11)	133	—	—
Gain on divestitures (12)	51	—	—
Impairment charges and asset write-downs(13)	(57)	(34)	(40)
Other(14)	(27)	20	(21)
Income (loss) before income taxes	$341	$(23)	$603

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)	Represents the increase in amortization of other intangible assets, depreciation of property and other equipment and accretion of revalued liabilities relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred debt financing costs and debt discounts and premiums.

(4)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP. For further information on restructuring costs, see Note 11, "Restructuring," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." Also represents incremental costs incurred directly supporting our business transformation initiatives. Such costs include transition costs incurred in connection with our business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Amounts in 2015 and 2014 also includes consulting costs and legal fees related to the accounting review and investigation, one-time costs to terminate certain marketing and co-branding agreements, and costs associated with the separation of certain executives during the year.

(5)	Acquisition related costs and charges during the period.

(6)	Primarily represents Dollar Thrifty integration related expenses.

(7)
Represents expenses associated with the anticipated HERC spin-off transaction announced in March 2014. In 2015, $26 million were incurred by HERC and $9 million by Corporate. In 2014, $28 million were incurred by HERC and $11 million by Corporate.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(8)
Represents non-recurring costs incurred in connection with the relocation of the Company's corporate headquarters to Estero, Florida that were not included in restructuring expenses. Such expenses primarily include duplicate facility rent, certain moving expenses, and other costs that are direct and incremental due to the relocation.

(9)	In 2013, represents premiums paid to redeem our 8.50% Former European Fleet Notes.

(10)	In 2013, represents extinguishment of debt for Senior Convertible Notes.

(11)	In 2015, represents the pre-tax gain on the sale of approximately 138 million shares of CAR Inc. common stock.

(12)	In 2015, represents the pre-tax gain on the sale of our HERC France and Spain businesses.

(13)
In 2015, primarily comprised of a $40 million write down of the HERC trade name. Also includes a $6 million impairment on the former Dollar Thrifty headquarters in Tulsa, Oklahoma, a $5 million impairment on a building in the U.S. Car Rental segment, $3 million impairment on a held for sale corporate asset, and write downs of $3 million associated with U.S. Car Rental service equipment and assets. In 2014, primarily comprised of a $13 million impairment related to our former corporate headquarters building in New Jersey, a $10 million impairment of HERC revenue earning equipment held for sale and a $10 million impairment of assets related to a contract termination. In 2013, primarily related to a $40 million impairment in the carrying value of the vehicles subleased to FSNA and its subsidiary, Simply Wheelz.

(14)
Includes miscellaneous, non-recurring or non-cash items. For 2015, primarily represents a charge of $23 million recorded in relation to a French road tax matter. In 2014, primarily comprised of a $19 million litigation settlement received in relation to a class action lawsuit filed against an original equipment manufacturer. In 2013, primarily represents cash premiums of $12 million associated with the conversion of the Senior Convertible Notes and $5 million of depreciation expense related to HERC.

(b)
Transaction days represent the total number of 24-hour periods, with any partial period counted as one transaction day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one transaction day in a 24-hour period.  Late in the third quarter of 2015 the Company fully integrated the Dollar Thrifty and Hertz counter systems and as a result aligned the transaction day calculation in the Hertz system.  As a result of this alignment, Hertz determined that there was an impact to the calculation.  The impact to the third quarter of 2015 was negligible, however we estimate that transaction days for the U.S. Car Rental segment will increase by approximately 1% prospectively relative to the historic calculation.

(c)
Total RPD is a Non-GAAP measure that is calculated as total revenue less revenue from subleases and ancillary retail car sales revenue associated with retail car sales, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is useful in analyzing underlying trends. This statistic is important to our management and investors as it represents a measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control.

The following tables reconcile our car rental segment revenues to our total rental revenue and total revenue per transaction day (based on December 31, 2014 foreign exchange rates) for the years ended December 31, 2015, 2014 and 2013 ($ in millions except as noted):

	U.S. car rental segment			International car rental segment
	Years Ended December 31,
	2015	2014	2013	2015	2014	2013
Revenues	$6,286	$6,471	$6,331	$2,148	$2,436	$2,378
Advantage sublease revenue	—	—	(65)	—	—	—
Ancillary retail car sales revenue	(57)	(32)	(14)	—	—	—
Foreign currency adjustment	—	—	—	171	(196)	(211)
Total rental revenue	$6,229	$6,439	$6,252	$2,319	$2,240	$2,167
Transaction days (in thousands)	138,590	139,752	133,181	47,860	46,917	45,019
Total RPD (in whole dollars)	$44.95	$46.07	$46.94	$48.45	$47.74	$48.14

(d)
Average fleet is determined using a simple average of the number of vehicles at the beginning and end of a given period. Among other things, average fleet is used to calculate our fleet efficiency which represents the portion of the Company's fleet that is being utilized to generate revenue. Fleet efficiency is calculated by dividing total transaction days by available car days. In 2014 and 2013, average fleet used to calculate fleet efficiency in our U.S. Car Rental segment excludes Advantage sublease and Hertz 24/7 vehicles as these vehicles do not have associated transaction days. In 2015, the quantity of Advantage sublease and Hertz 24/7 vehicles rounds to zero. The calculation of fleet efficiency is shown in the table below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	U.S. car rental segment			International car rental segment
	Years Ended December 31,
	2015	2014	2013	2015	2014	2013
Transaction days (in thousands)	138,590	139,752	133,181	47,860	46,917	45,019
Average fleet	489,800	499,100	490,000	168,700	166,900	161,300
Advantage Sublease vehicles	—	(4,000)	(21,000)	—	—	—
Hertz 24/7 vehicles	—	(1,000)	(2,000)	—	—	—
Average fleet used to calculate fleet efficiency	489,800	494,100	467,000	168,700	166,900	161,300
Number of days in period	365	365	365	365	365	365
Available car days (in thousands)	178,777	180,347	170,455	61,576	60,919	58,875
Fleet efficiency	78%	77%	78%	78%	77%	76%

(e)
Revenue per available car day is calculated as total revenues less revenue from fleet subleases and ancillary retail car sales revenue associated with retail car sales divided by available car days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This metric is important to our management and investors as it represents a measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control and provides a measure of revenue production relative to overall capacity.

The following tables reconcile our car rental segment total rental revenues to our revenue per available car day (based on December 31, 2014 foreign exchange rates) for the periods shown:

	U.S. car rental segment			International car rental segment
	Years Ended December 31,
($ In millions, except as noted)	2015	2014	2013	2015	2014	2013
Total rental revenue	$6,229	$6,439	$6,252	$2,319	$2,240	$2,167
Available car days (in thousands)	178,777	180,347	170,455	61,576	60,919	58,875
Revenue per available car day (in whole dollars)	$34.84	$35.70	$36.68	$37.66	$36.77	$36.81

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

	U.S. car rental segment			International car rental segment
	Years Ended December 31,
($ In millions, except as noted)	2015	2014	2013	2015	2014	2013
Depreciation of revenue earning equipment and lease charges, net	$1,572	$1,758	$1,281	$398	$492	$528
Foreign currency adjustment	—	—	—	30	(40)	(48)
Adjusted depreciation of revenue earning equipment and lease charges, net	$1,572	$1,758	$1,281	$428	$452	$480
Average fleet	489,800	499,100	490,000	168,700	166,900	161,300
Adjusted depreciation of revenue earning equipment and lease charges, net divided by average fleet (in whole dollars)	$3,209	$3,522	$2,614	$2,537	$2,708	$2,976
Number of months in period	12	12	12	12	12	12
Net depreciation per unit per month (in whole dollars)	$267	$294	$218	$211	$226	$248

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

(i)
Worldwide equipment rental and rental related revenue is a Non-GAAP measure that consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency (based on December 31, 2014 foreign exchange rates). Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it reflects time and mileage and ancillary charges for equipment on rent and is comparable with the reporting of other industry participants. The following table reconciles our worldwide equipment rental segment revenues, the most comparable GAAP measure, to our worldwide equipment rental and rental related revenue (based on the elements in car rental pricing that management has the ability to control).

	Years Ended December 31,
(In millions)	2015	2014	2013
Worldwide equipment rental segment revenues	$1,518	$1,571	$1,539
Worldwide equipment sales and other revenue	(106)	(115)	(132)
Rental and rental related revenue at actual rates	1,412	1,456	1,407
Foreign currency adjustment	23	(22)	(41)
Rental and rental related revenue	$1,435	$1,434	$1,366

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

As of December 31, 2015, we had $486 million of cash and cash equivalents and $349 million of restricted cash. Of these amounts, $164 million of cash and cash equivalents and $39 million of restricted cash was held by our subsidiaries outside of the United States, Canada and Puerto Rico. Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes. We consider this cash to be permanently reinvested.  We believe that cash and cash equivalents generated by our U.S. operations, cash received on the disposal of vehicles and equipment, together with amounts available under various liquidity facilities and refinancing options available to us in the U.S. capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

Cash Flows

As of December 31, 2015, we had cash and cash equivalents of $486 million, a decrease of $4 million from $490 million as of December 31, 2014. The following table summarizes the net change in cash and cash equivalents for the periods shown:

	Years Ended December 31,
(In millions)	2015	2014	2013	2015 vs. 2014 $ Change	2014 vs. 2013 $ Change
Cash provided by (used in):
Operating activities	$3,332	$3,452	$3,593	$(120)	$(141)
Investing activities	(2,765)	(3,183)	(3,850)	418	667
Financing activities	(540)	(159)	127	(381)	(286)
Effect of exchange rate changes	(31)	(31)	—	—	(31)
Net change in cash and cash equivalents	$(4)	$79	$(130)	$(83)	$209

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year ended December 31, 2015 compared with year ended December 31, 2014

Cash from operating activities decreased $120 million during the year ended December 31, 2015 compared to 2014 primarily due to a $66 million reduction in net income excluding non-cash items, and a $54 million change in working capital period over period.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. During 2015, we used $418 million less cash for investing activities compared to 2014 primarily due to proceeds of $236 million received from the sale of a portion of our investment in CAR Inc., proceeds of $126 million received from the disposal of a business and a $114 million decrease in revenue earning equipment and capital asset expenditures, net of proceeds from disposals. The increases in cash above were partially offset by a $68 million decrease in cash due to the timing of the release of restrictions on cash levels required to support fleet-related debt compared to 2014.

During the year ended December 31, 2015, cash used in financing activities increased $381 million compared to 2014. The increase was primarily due to our $605 million purchase of treasury shares, including commissions, and a net cash outflow on our revolving lines of credit. These outflows were partially offset by proceeds from the issuance of fleet fixed medium term notes as well as lower financing costs compared to 2014.

Year ended December 31, 2014 compared with year ended December 31, 2013

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

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment, see "Capital Expenditures" below. During the year ended December 31, 2014, we used $667 million less cash for investing activities compared with the same period in 2013. The decrease in the use of funds was primarily due to a $183 million decrease in cash spent on an equity method investment (as our strategic investment in CAR Inc. occurred during 2013), as well as changes in our restricted cash balances. As of December 31, 2014 and 2013, we had $571 million and $861 million, respectively, of restricted cash and cash equivalents to be used for the purchase of revenue earning vehicles and other specified uses under our fleet financing facilities, our Like Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. The decrease in restricted cash and cash equivalents of $290 million from December 31, 2013 to December 31, 2014, is primarily due to a decline in the amount of restricted cash that was held in certain LKE accounts awaiting disbursement for future vehicle purchases.

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

Financing

Our primary liquidity needs include servicing of corporate and fleet related debt, the payment of operating expenses and capital projects and purchases of rental vehicles and equipment to be used in our operations. Our primary sources of funding are operating cash flows, cash received on the disposal of vehicles and equipment, borrowings under our asset-backed securitizations and our asset-based revolving credit facilities and access to the credit markets.

As of December 31, 2015, we had $15.9 billion of total indebtedness outstanding. Cash paid for interest during 2015 was $572 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations, capital expenditures and acquisitions. Substantially all of our revenue earning equipment and certain related assets are owned

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities, other secured financings and asset-backed securities programs. None of such assets (including the assets owned by each of Hertz Vehicle Financing II LP, HVF II GP Corp., Hertz Vehicle Financing LLC, Rental Car Finance Corp., DNRS II LLC, Hertz Fleet Lease Funding LP, Donlen Trust and various international subsidiaries that facilitate our international securitizations) are available to satisfy the claims of our general creditors. For further information on our indebtedness, see Note 6, "Debt," to the Notes to our condensed consolidated financial statements included in this Report under the caption Item 8, "Financial Statements and Supplementary Data".

Our liquidity as of December 31, 2015 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet debt, see "Borrowing Capacity and Availability" below. The Company’s practice is to maintain sufficient liquidity through cash from operations, credit facilities and other financing arrangements, so that its operations are unaffected by adverse financial market conditions.

The nominal amounts of maturities of debt for each of the twelve-month periods ending December 31 are as follows:

(In millions)	2016	2017	2018	2019	2020	After 2020
Corporate Debt	$33	$34	$2,981	$1,257	$703	$1,047
Fleet Debt	3,101	3,699	1,356	571	1,130	—
Total	$3,134	$3,733	$4,337	$1,828	$1,833	$1,047

We believe that cash generated from operations, cash received on the disposal of vehicles and equipment, together with amounts available under various liquidity facilities and refinancing options available to us, will be adequate to permit us to meet our debt maturities over the next twelve months.

For information on our indebtedness subsequent to December 31, 2015, see Note 21, "Subsequent Events," to the Notes to our condensed consolidated financial statements included in this Report under the caption Item 8, "Financial Statements and Supplementary Data."

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of December 31, 2015, the following facilities were available to us:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,797	$1,668
Total Corporate Debt	1,797	1,668
Fleet Debt
HVF II U.S. Fleet Variable Funding Notes	2,550	—
HFLF Variable Funding Notes	130	—
European Revolving Credit Facility	—	—
European Securitization	170	—
Canadian Securitization	105	—
Australian Securitization	84	—
Capitalized Leases	58	2
Total Fleet Debt	3,097	2
Total	$4,894	$1,670

As of December 31, 2015, the Senior ABL Facility had $1,142 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Letters of Credit

As of December 31, 2015, there were outstanding standby letters of credit totaling $517 million. Of this amount, $503 million was issued under the Senior Credit Facilities. As of December 31, 2015, none of these letters of credit have been drawn upon.

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

We rely significantly on asset-backed and asset-based financing arrangements to purchase cars for our U.S. and international car rental fleet. The amount of financing available to us pursuant to these programs depends on a number of factors, many of which are outside our control, including proposed and recently adopted SEC (and other federal agency) rules and regulations and other legislative and administrative developments. In this regard, there has been uncertainty regarding the potential impact of recently adopted SEC rules and regulations governing the issuance of asset-backed securities and additional requirements contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital rules, a global regulatory standard on bank capital adequacy, stress testing and market liquidity risk. While we will continue to monitor these developments and their impact on our ABS program, such rules and regulations may impact our ability and/or desire to engage in asset-backed financings in the future. For further information concerning our asset-backed financing programs and our indebtedness, see Note 6,

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

Certain of our other debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, share repurchases or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of their business, make capital expenditures, or engage in certain transactions with certain affiliates.

Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2015, we were not subject to the fixed charge coverage ratio test.

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

Waivers

Due to our accounting restatement, investigation and remediation activities, we failed to file certain quarterly and annual reports and certain of our subsidiaries failed to file statutory financial statements within certain time periods set forth in the documentation of various of our (and/or our special purpose subsidiaries’) financing facilities which resulted in the occurrence of various potential and/or actual defaults and potential amortization events under certain of such financing facilities which required us to obtain certain waivers.

On July 16, 2015, we filed our 2014 Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. As a result, any potential and/or actual defaults and potential amortization events ceased to exist and were deemed to have been cured for all purposes of the related transaction documents.

See Note 6, "Debt," for additional information related to our waivers.

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

Capital Expenditures

The table below sets forth the revenue earning equipment and capital asset expenditures, non-fleet, and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Equipment			Capital Assets, Non-Fleet
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2015	$(12,658)	$9,623	$(3,035)	$(327)	$115	$(212)
2014	(11,289)	8,209	(3,080)	(374)	93	(281)
2013	(10,289)	7,256	(3,033)	(327)	81	(246)

The table below sets forth net capital expenditures for revenue earning equipment by segment for the periods shown:

Cash inflow (cash outflow)	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
(In millions)	2015	2014	2013	$ Change	% Change	$ Change	% Change
U.S. car rental	$(1,593)	$(1,458)	$(1,695)	$(135)	9%	$237	(14)%
International car rental	(443)	(593)	(351)	150	(25)	(242)	69
Worldwide equipment rental	(445)	(433)	(534)	(12)	3	101	(19)
All other operations segment	(554)	(596)	(453)	42	(7)	(143)	32
Total	$(3,035)	$(3,080)	$(3,033)	$45	(1)	$(47)	2

Year ended December 31, 2015 compared with year ended December 31, 2014

In 2015, net expenditures on revenue earning equipment decreased by $45 million, primarily due to the impact of foreign currency, the timing of purchases and related payments and fleet mix in our International Car Rental segment. The decrease was partially offset by an increase in net expenditures on revenue earning equipment in our U.S. Car Rental segment due to our fleet strategy of increasing the rotation of vehicles to reduce the average vehicle age and to improve customer satisfaction by providing lower mileage vehicles.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The table below sets forth capital asset expenditures, non-fleet, net of disposal proceeds, by segment for the periods shown:

Cash inflow (cash outflow)	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
(In millions)	2015	2014	2013	$ Change	% Change	$ Change	% Change
U.S. car rental	$(57)	$(187)	$(162)	$130	(70)%	$(25)	15%
International car rental	(32)	(41)	(38)	9	(22)	(3)	8
Worldwide equipment rental	(69)	(28)	(19)	(41)	146	(9)	47
All other operations	(2)	(5)	(3)	3	(60)	(2)	67
Corporate	(52)	(20)	(24)	(32)	160	4	(17)
Total	$(212)	$(281)	$(246)	$69	(25)	$(35)	14

Relocation of Headquarters

Our relocation of our corporate headquarters to Estero, Florida is complete. We funded the construction costs related to our new headquarters although most of the cost will be offset by state income tax credits over a period of 20 years. Through December 31, 2015, we expended approximately $105 million related to the construction of our new headquarters. Additionally, through December 31, 2015, we have incurred approximately $85 million in expenditures directly related to the relocation of our headquarters including employee relocation, severance, temporary facilities and other associated costs.

Share Repurchase Program

In 2015, we repurchased 37 million shares of our common stock for an aggregate purchase price of approximately $605 million under the 2014 share repurchase program. The approximate dollar value of shares that may yet be purchased under the 2014 share repurchase program is $396 million. See Note 18, "Equity and Earnings (Loss) Per Share," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data” and Part II, Item 5 "Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities".

CONTRACTUAL OBLIGATIONS

The following table details the contractual cash obligations for debt and related interest payable, operating leases and concession agreements, commitments to purchase vehicles, tax liability for uncertain tax positions and related interest and other purchase obligations as of December 31, 2015:

		Payments Due by Period
(in millions)	Total	2016	2017 to 2018	2019 to 2020	After 2020
Corporate Debt(a)	$6,055	$33	$3,015	$1,960	$1,047
Fleet Debt(a)	9,857	3,101	5,055	1,701	—
Interest on debt(b)	1,707	537	802	296	72
Operating leases and concession agreements(c)	2,502	524	799	436	743
Commitments to purchase vehicles(d)	6,469	6,469	—	—	—
Purchase obligations and other(e)	353	188	95	39	31
Total	$26,943	$10,852	$9,766	$4,432	$1,893

(a)
Amounts represent nominal value of debt obligations. See Note 6, "Debt," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

(b)
Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and applicable interest rates on the debt at December 31, 2015.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(c)
Includes obligations under various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and lease agreements for real estate, revenue earning equipment and office and computer equipment. Such obligations are reflected to the extent of their minimum non-cancelable terms. See Note 10, "Lease and Concession Agreements," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

(d)	As of December 31, 2015, this represents fleet purchases where contracts have been signed or are pending with committed orders under the terms of such arrangements.

(e)
Purchase obligations and other represent agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction, as well as liabilities for uncertain tax positions and other liabilities, and excludes any obligations to employees. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts that state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Of the total purchase obligations $22 million and $6 million, respectively, represent our tax liability for uncertain tax positions and related net accrued interest and penalties.

The table excludes our pension and other postretirement benefit obligations as disclosed in Note 7, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

OFF BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our consolidated financial statements. As of December 31, 2015 and 2014, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our consolidated balance sheets in "Accrued liabilities" were $3 million and $2 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may

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

EMPLOYEE RETIREMENT BENEFITS

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 7, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." Effective December 31, 2014, we amended the Hertz Retirement Plan to permanently discontinue future benefit accruals and participation under the plan for non-union employees. Interest credits under the plan will continue to be credited on existing participant account balances under the plan until benefits are distributed and service will continue to be recognized for vesting and retirement eligibility requirements.
Also, effective as of December 31, 2014, we permanently discontinued future benefit accruals and participation under the Hertz Corporation Benefit Equalization Plan (“BEP") and the The Hertz Corporation Supplemental Executive Retirement Plan (“SERP II”). Service will continue to be recognized for vesting and retirement eligibility requirements under the BEP and SERP II.

Our 2015 worldwide pre-tax pension benefit is $7 million, which represents a decrease of $23 million from 2014. In general, pension expense decreased in 2015 compared to 2014 due to freezing of the Hertz Retirement Plan and discontinuation of future benefits under the BEP and SERP II plans.

The funded status (i.e., the dollar amount by which the projected benefit obligations exceeded the market value of pension plan assets) of the Hertz Retirement Plan, in which most domestic employees participate, declined as of December 31, 2015, compared with December 31, 2014. This change is due to the performance of plan assets. We did not contribute to the Hertz Retirement Plan during 2015. We do not anticipate contributing to the Hertz Retirement Plan plan during 2016. For the international plans, we anticipate contributing $3 million during 2016. The level of 2016 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

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

The following accounting policies involve a higher degree of judgment and complexity in their application, and therefore, represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For additional discussion of our critical accounting policies, as well as our significant accounting policies, see Note 2, "Summary of Critical and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Significant Accounting Policies," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Revenue Earning Equipment

Our principal assets are revenue earning equipment, which represented approximately 56% of our total assets as of December 31, 2015. Revenue earning equipment consists of vehicles utilized in our car rental operations and equipment utilized in our equipment rental operations. For the year ended December 31, 2015, 42% of the vehicles purchased for our combined U.S. and International car rental fleets were subject to repurchase by automobile manufacturers under contractual repurchase and guaranteed depreciation programs, subject to certain manufacturers' car condition and mileage requirements, at a specific price during a specified time period. These programs limit our residual risk with respect to vehicles purchased under these programs. Incentives received from the manufacturers for purchases of vehicles or equipment reduce the capitalized cost. For all other vehicles, as well as equipment acquired by our equipment rental business, we use historical experience, industry residual value guidebooks and the monitoring of market conditions, to set depreciation rates. Generally, when revenue earning equipment is acquired outside of a car repurchase program, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage and equipment usage) and the targeted age of equipment at the time of disposal. We also estimate the residual value of the applicable revenue earning equipment at the expected time of disposal. The residual values for rental vehicles are affected by many factors, including make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct). The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used vehicle and equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices and incentives offered by manufacturers of new cars. These key factors are considered when estimating future residual values. Depreciation rates are adjusted prospectively through the remaining expected life. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of revenue earning equipment in response to changing market conditions. Upon disposal of revenue earning equipment, depreciation expense is adjusted for any difference between the net proceeds received and the remaining net book value and a corresponding gain or loss is recorded.

Under our car repurchase programs, the manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during established repurchase or auction periods, subject to, among other things, certain car condition, mileage and holding period requirements. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the cars covered by the programs upon sale according to certain parameters which include the holding period, mileage and condition of the cars. We record a provision for excess mileage and car condition, as necessary, during the holding period. These repurchase and guaranteed depreciation programs limit our residual risk with respect to cars purchased under the programs and allow us to determine depreciation expense in advance, however, typically the acquisition cost is higher for these program cars.

Within Donlen, revenue earning equipment is leased under longer term agreements with our customers. These leases contain provisions whereby we have a contracted residual value guaranteed to us by the lessee, such that we do not experience any economic gains or losses on the disposal of these vehicles. Donlen accounts for its lease contracts using the appropriate lease classifications.

See Note 4, "Revenue Earning Equipment," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Insurance Liabilities

Insurance liabilities on our consolidated balance sheets include public liability, property damage, liability insurance supplement, personal accident insurance, and personal effects coverage claims for which we are self-insured. The insurance liabilities represent an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The adequacy of the liability is regularly monitored

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.
See Note 16, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Defined Benefit Pension Plans and Other Employee Benefits

We sponsor defined benefit plans worldwide. We also participate in multi-employer defined benefit plans for which Hertz is not the sponsor. Our employee pension costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension costs and obligations. The various employee-related actuarial assumptions (e.g., retirement rates, mortality rates and salary growth) used in determining pension costs and plan liabilities are reviewed periodically by management, assisted by the enrolled actuary, and updated as warranted. The discount rate used to value the pension liabilities and related expenses and the expected rate of return on plan assets are the two most significant assumptions impacting pension expense. The discount rate used is a market based spot rate as of the valuation date. For the expected return on assets assumption, we use a forward looking rate that is based on the expected return for each asset class (including the value added by active investment management), weighted by the target asset allocation. The past annualized long-term performance of the Plans' assets has generally been in line with the long-term rate of return assumption. We utilize fair value to calculate the market-related value of pension assets for the U.S. Plan for purposes of determining the expected return on plan assets and accounting for asset gains and losses.

In October, 2014, we amended our BEP and the SERP II non-qualified, unfunded pension plans. Under the amendments and effective as of December 31, 2014, we have discontinued future benefit accruals as well as new participation under the BEP and the SERP II. Service will continue to be recognized for vesting and retirement eligibility requirements under the BEP and SERP II.

Effective December 31, 2014, we amended the Hertz Retirement Plan to permanently discontinue future benefit accruals and participation under the plan for non-union employees. Interest credits under the plan will continue to be credited on existing participant account balances.

In connection with the freezing of the Hertz Retirement Plan, effective January 1, 2015 we increased employer contributions under our qualified 401(k) savings plan (the “401(k) Plan”). Eligible participants under the 401(k) Plan receive a matching employer contribution to their 401(k) Plan account equal to (i) 100% of the first 3% of employee contributions made by such participant and (ii) 50% of the next 2% of employee contributions, with the total amount of such matching employer contribution to be completely vested, subject to applicable limits under the United States Internal Revenue Code. Certain eligible participants under the 401(k) Plan also receive additional employer contribution amounts to their 401(k) Plan account depending on their years of service and age.

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

Recoverability of Goodwill and Intangible Assets

On an annual basis and at interim periods when circumstances require, we test the recoverability of our goodwill and indefinite-lived intangible assets. Goodwill impairment is deemed to exist if the carrying value of goodwill exceeds its fair value. Goodwill must be tested at least annually using a two-step process. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We estimate the fair value of our reporting units using a discounted cash flow methodology. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as Company specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. The cash flows represent management's most recent planning assumptions. These assumptions are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings generated by our past restructuring activities. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. A significant decline in the projected cash flows or a change in the WACC used to determine fair value could result in a future goodwill impairment charge.

In the fourth quarter 2015, we performed our annual impairment analysis as of October 1, 2015 and at that date, we had five reporting units: U.S. Car Rental, Europe Car Rental, Other International Car Rental, Donlen and Worldwide Equipment Rental.

In performing the impairment analyses for our reporting units, we leveraged our long-term strategic plans, which are based on our strategic initiatives for future profitability growth. Our weighted average cost of capital used in the discounted cash flow model was calculated based upon the fair value of our debt and our stock price with a debt to equity ratio comparable to our industry. These reviews of fair value involve judgment and estimates, including projected revenues, royalty rates and discount rates. We believe our valuation techniques and assumptions are reasonable for this purpose. We have not materially changed our methodology for valuing goodwill and indefinite-lived intangible assets. The results of our analyses performed as of October 1, 2015 indicated that the estimated fair value of each reporting unit and indefinite-lived intangible asset was substantially in excess of its carrying value and, accordingly, no impairment existed, with the exception of one trade name which had a carrying value of approximately $1,140 million as of December 31, 2015, and which had an excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) of approximately 2.6%.

During the fourth quarter of 2015, the Company determined that the international trade name associated with the HERC segment was impaired and recorded a charge of $40 million. The impairment was largely due to decisions made by management in the fourth quarter of 2015 regarding the HERC business transition plan and the terms of future use of the HERC international trade name. Additionally, the Company reclassified certain amounts related to our HERC international trade name from indefinite-lived to finite-lived intangibles. See Note 5, "Goodwill and Other Intangible Assets," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

Finite Lived Intangible Assets

Intangible assets include concession agreements, technology, customer relationships, trademarks and trade names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to sixteen years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Subsequent changes to enacted tax rates and changes to the global mix of earnings will result in changes to the tax rates used to calculate deferred taxes and any related valuation allowances. Provisions are not made for income taxes on undistributed earnings of international subsidiaries that are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes. Future distributions, if any, from these international subsidiaries to the United States or changes in U.S. tax rules may require recording a tax on these amounts. We have recorded a deferred tax asset for unutilized net operating loss carry forwards in various tax jurisdictions. The taxing authorities may examine the positions that led to the generation of those net operating losses. If the utilization of any of those losses are disallowed a deferred tax liability may have to be recorded.

See Note 12, "Taxes on Income (Loss)," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

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

Stock Based Compensation

The cost of employee services received in exchange for an award of equity instruments is based on the grant date fair value of the award. The compensation expense for RSUs and PSUs is recognized ratably over the vesting period. In addition to service vesting conditions, PSUs may have additional vesting conditions which call for the number of units that will be awarded based on achievement of certain pre-determined performance goals as defined in the applicable award agreements, over the applicable measurement period.

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

The assumed volatility for our stock is based on our historical stock price data. The assumed dividend yield is zero. The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity approximately equal to the expected term of the options, as of the grant dates. The non-cash stock-based compensation expense associated with the Hertz Global Holdings, Inc. Stock Incentive Plan (“Stock Incentive Plan”) the Hertz Global Holdings, Inc. Director Stock Incentive Plan (“Director Plan”) and the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (“Omnibus Plan”) are pushed down from Hertz Holdings and recorded on the books at the Hertz level. See Note 8, "Stock-Based Compensation," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, "Summary of Critical and Significant Accounting Policies," — "Recent Accounting Pronouncements," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

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

Interest Rate Risk

We have a significant amount of debt with a mix of fixed and variable rates of interest. Floating rate debt carries interest based generally on LIBOR, Euro inter-bank offered rate (“EURIBOR”) or their equivalents for local currencies or bank conduit commercial paper rates plus an applicable margin. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. See Note 6, "Debt," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

on our debt portfolio and cash equivalents and investments as of December 31, 2015, our pre-tax earnings would decrease by an estimated $74 million over a twelve-month period.

From time to time, we may enter into interest rate swap agreements and/or interest rate cap agreements to manage interest rate risk and our mix of fixed and floating rate debt. See Note 13, "Financial Instruments," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

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
We do not hedge our operating results against currency movement as they are primarily translational in nature. Using foreign currency forward rates as of December 2015, we expect revenue growth to be negatively impacted by approximately 1% over a 12-month period. Additionally, each 1% point change in foreign currency movements is estimated to impact our adjusted pre-tax income by an estimated $2 million over a 12-month period.

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

Income Taxes

In January 2006, we implemented an LKE Program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes for fiscal years 2006 through 2009 and 2013, 2014, 2015 and part of 2010 and 2012. These programs allow tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. Over the last few years, for strategic purposes, such as cash management, we have recognized some taxable gains in the programs. We cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the programs will remain in its current form. An extended reduction in our car rental fleet could result in reduced deferrals in the future, which in turn could require us to make material cash payments for federal and state income tax liabilities. Our inability to obtain replacement financing as our fleet financing facilities mature would likely result in an extended reduction in the fleet value. In August 2010, we elected to temporarily

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

Current year to date dispositions of Hertz Holdings' common stock by certain significant shareholders, when combined with other dispositions of Hertz Holdings' stock over the previous 36 months, have not resulted in a change in control as that term is defined in Section 382 of the Code. Consequently, there is no limitation on the utilization of all pre-2015 U.S. net operating losses.

The Internal Revenue Service completed their audit of the Company's 2007 to 2009 and surveyed 2010 and 2011 tax returns and had no changes to the previously filed tax returns. Several U.S. States and other non-U.S. jurisdictions are under audit.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
Hertz Global Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Hertz Global Holdings, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date. The material weaknesses related to 1) the control environment, due to material weaknesses related to a) an insufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with the Company’s financial reporting requirements, and b) insufficient training of field personnel utilizing the Oracle ERP system implemented in 2013 for the processing of non-fleet procurement; 2) risk assessment, as the Company did not effectively design controls in response to the risks of material misstatement; and 3) monitoring controls, as the Company did not maintain an internal audit function sufficient to monitor control activities. The control environment material weaknesses contributed to additional material weaknesses as the Company did not design and maintain effective controls over a) certain accounting estimates, including the effective review of the models, assumptions, and data used in developing estimates or changes made to assumptions and data; and b) the review, approval, and documentation of manual journal entries. The risk assessment material weakness contributed to an additional material weakness as the Company did not design effective controls over certain business processes including their period-end financial reporting processes, including controls over the preparation, analysis, and review of significant account reconciliations and closing adjustments required to assess the appropriateness of certain account balances at period end.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

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

/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 29, 2016

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$486	$490
Restricted cash and cash equivalents	349	571
Receivables, net of allowance of $60 and $67, respectively	2,074	1,597
Inventories, net	51	67
Prepaid expenses and other assets	846	917
Revenue earning equipment:
Vehicles	13,441	14,622
Less accumulated depreciation - vehicles	(2,695)	(3,411)
Equipment	3,526	3,613
Less accumulated depreciation - equipment	(1,144)	(1,171)
Revenue earning equipment, net	13,128	13,653
Property and other equipment:
Land, buildings and leasehold improvements	1,347	1,268
Service equipment and other	1,075	1,148
Less accumulated depreciation	(1,174)	(1,094)
Property and other equipment, net	1,248	1,322
Other intangible assets, net	3,822	4,009
Goodwill	1,354	1,359
Total assets	$23,358	$23,985
LIABILITIES AND EQUITY
Accounts payable	$875	$1,008
Accrued liabilities	1,106	1,148
Accrued taxes, net	172	134
Debt	15,907	15,993
Public liability and property damage	402	385
Deferred taxes on income, net	2,877	2,853
Total liabilities	21,339	21,521
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 200 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 2,000 shares authorized, 464 and 463 shares issued and 423 and 459 shares outstanding	4	5
Additional paid-in capital	3,343	3,325
Accumulated deficit	(391)	(664)
Accumulated other comprehensive income (loss)	(245)	(115)
	2,711	2,551
Treasury Stock, at cost, 41 shares and 4 shares	(692)	(87)
Total equity	2,019	2,464
Total liabilities and equity	$23,358	$23,985
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Worldwide car rental	$8,434	$8,907	$8,709
Worldwide equipment rental	1,518	1,571	1,539
All other operations	583	568	527
Total revenues	10,535	11,046	10,775
Expenses:
Direct operating	5,896	6,314	5,777
Depreciation of revenue earning equipment and lease charges, net	2,762	3,034	2,533
Selling, general and administrative	1,045	1,088	1,053
Interest expense, net	622	648	707
Other (income) expense, net	(131)	(15)	102
Total expenses	10,194	11,069	10,172
Income (loss) before income taxes	341	(23)	603
(Provision) benefit for taxes on income (loss)	(68)	(59)	(301)
Net income (loss)	$273	$(82)	$302
Weighted average shares outstanding:
Basic	452	454	422
Diluted	456	454	464
Earnings (loss) per share:
Basic	$0.60	$(0.18)	$0.72
Diluted	$0.60	$(0.18)	$0.67
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$273	$(82)	$302
Other comprehensive income (loss):
Foreign currency translation adjustments	(87)	(57)	(45)
Reclassification of foreign currency items to other (income) expense, net	(42)	—	1
Unrealized holding gains (losses) on securities	—	(14)	21
Reclassification of net unrealized gains on securities to prepaid expense and other assets	—	(7)	—
Net gain (loss) on defined benefit pension plans	(23)	(41)	85
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	9	(11)	2
Total other comprehensive income (loss), before income taxes	(143)	(130)	64
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	15	7	(33)
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(2)	2	(2)
Total other comprehensive income (loss)	(130)	(121)	29
Total comprehensive income (loss)	$143	$(203)	$331
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Equity
Balance at:
December 31, 2012	$—	422	$4	$3,234	$(884)	$(23)	—	$—	$2,331
Net income (loss)	—	—	—	—	302	—	—	—	302
Other comprehensive income (loss)	—	—	—	—	—	29	—	—	29
Proceeds from employee stock purchase plan	—	—	—	6	—	—	—	—	6
Net settlement on vesting of restricted stock	—	1	—	(12)	—	—	—	—	(12)
Stock-based employee compensation charges	—	—	—	35	—	—	—	—	35
Exercise of stock options	—	3	—	27	—	—	—	—	27
Common shares issued to Directors	—	—	—	1	—	—	—	—	1
Conversion of Convertible Senior Notes, net of tax of $3	—	24	—	(65)	—	—	—	468	403
Share Repurchase	—	(4)	—	—	—	—	4	(555)	(555)
December 31, 2013	—	446	4	3,226	(582)	6	4	(87)	2,567
Net income (loss)	—	—	—	—	(82)	—	—	—	(82)
Other comprehensive income (loss)	—	—	—	—	—	(121)	—	—	(121)
Proceeds from employee stock purchase plan	—	—	—	4	—	—	—	—	4
Net settlement on vesting of restricted stock	—	1	—	(17)	—	—	—	—	(17)
Conversion of Convertible Senior Notes	—	10	1	84	—	—	—	—	85
Stock-based employee compensation charges	—	—	—	9	—	—	—	—	9
Exercise of stock options	—	2	—	18	—	—	—	—	18
Common shares issued to Directors	—	—	—	1	—	—	—	—	1
December 31, 2014	—	459	5	3,325	(664)	(115)	4	(87)	2,464
Net income (loss)	—	—	—	—	273	—	—	—	273
Other comprehensive income (loss)	—	—	—	—	—	(130)	—	—	(130)
Net settlement on vesting of restricted stock	—	1	—	(4)	—	—	—	—	(4)
Stock-based employee compensation charges	—	—	—	17	—	—	—	—	17
Exercise of stock options	—	—	—	5	—	—	—	—	5
Share Repurchase	—	(37)	(1)	—	—	—	37	(605)	(606)
December 31, 2015	$—	423	$4	$3,343	$(391)	$(245)	41	$(692)	$2,019
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$273	$(82)	$302
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning equipment, net	2,690	2,954	2,452
Depreciation and amortization, non-fleet	352	366	339
Amortization and write-off of deferred financing costs	61	57	56
Amortization and write-off of debt discount (premium)	(1)	(11)	12
Stock-based compensation charges	17	11	35
(Gain) loss on disposal of business	(51)	—	4
Loss on extinguishment of debt	—	1	35
Provision for receivables allowance	55	62	71
Deferred taxes on income	3	6	227
Impairment charges and asset write-downs	70	47	40
(Gain) loss on sale of shares in equity method investment	(133)	—	—
Other	(10)	(19)	(6)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(58)	(90)	(53)
Inventories, prepaid expenses and other assets	(22)	(64)	(29)
Accounts payable	(16)	23	54
Accrued liabilities	43	139	29
Accrued taxes	23	(4)	26
Public liability and property damage	36	56	(1)
Net cash provided by (used in) operating activities	3,332	3,452	3,593
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	215	283	(315)
Revenue earning equipment expenditures	(12,658)	(11,289)	(10,289)
Proceeds from disposal of revenue earning equipment	9,623	8,209	7,256
Capital asset expenditures, non-fleet	(327)	(374)	(327)
Proceeds from disposal of property and other equipment	115	93	81
Acquisitions, net of cash acquired	(95)	(75)	(41)
Proceeds from disposal of business	126	—	—
Sales of (investment in) shares in equity method investment	236	(30)	(213)
Other investing activities	—	—	(2)
Net cash provided by (used in) investing activities	(2,765)	(3,183)	(3,850)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,676	400	2,275
Repayments of long-term debt	(1,293)	(1,183)	(1,045)
Short-term borrowings:
Proceeds	623	626	596
Payments	(617)	(726)	(1,018)
Proceeds under the revolving lines of credit	7,097	5,864	9,012
Payments under the revolving lines of credit	(7,393)	(5,081)	(9,104)
Purchase of treasury shares	(605)	—	(555)
Payment of financing costs	(29)	(63)	(54)
Other	1	4	20
Net cash provided by (used in) financing activities	(540)	(159)	127
Effect of foreign exchange rate changes on cash and cash equivalents	(31)	(31)	—
Net increase (decrease) in cash and cash equivalents during the period	(4)	79	(130)
Cash and cash equivalents at beginning of period	490	411	541
Cash and cash equivalents at end of period	$486	$490	$411
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$572	$562	$651
Income taxes, net of refunds	34	64	71
Supplemental disclosures of non-cash information:
Purchases of revenue earning equipment included in accounts payable and accrued liabilities	$170	$198	$289
Sales of revenue earning equipment included in receivables	1,104	544	357
Purchases of property and other equipment included in accounts payable	33	69	56
Sales of property and other equipment included in receivables	16	4	17
Consideration for equity method investment	—	130	23
Conversion of Convertible Senior Notes included in debt, common stock and additional paid-in capital	—	84	373
Revenue earning equipment and property and equipment acquired through capital lease	11	22	52
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Background

Hertz Global Holdings, Inc. ("Hertz Holdings" and together with its subsidiaries, the "Company") was incorporated in Delaware in 2005 to serve as the top-level holding company for Hertz Investors, Inc. which wholly owns The Hertz Corporation (“Hertz”), Hertz Holding's primary operating company. The Company is a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Hertz was incorporated in Delaware in 1967. Hertz Holdings' common stock trades on the New York Stock Exchange ("NYSE") under the symbol "HTZ".

The Company operates its U.S. car rental and International car rental businesses through the Hertz, Dollar, Thrifty and Firefly brands from company-owned, licensee and franchisee locations in the U.S., Africa, Asia, Australia, Canada, Europe, Latin America, the Middle East and New Zealand. In its worldwide equipment rental business, the Company rents equipment in the U.S., Canada, China, Qatar, Saudi Arabia and the United Kingdom, as well as through its international franchises. Through its Donlen subsidiary, the Company provides fleet leasing and fleet management services.

In March 2014, the Company announced that its Board of Directors approved plans to separate Hertz Holdings into two independent, publicly traded companies. One of the companies, Hertz Rental Car Holding Company, Inc. ("HRCHC") will continue to operate the Hertz, Dollar, Thrifty and Firefly car rental businesses as well as Donlen; and the other, HERC Holdings, Inc. ("HERC Holdings") will operate the Hertz Equipment Rental Corporation ("HERC"). The Company expects to separate the businesses in a tax-efficient manner. In December 2015, HRCHC filed a registration statement on Form 10 with the SEC in respect of the separation.

In November 2015, the Company completed the relocation of its worldwide headquarters to Estero, Florida from Park Ridge, New Jersey.

Note 2—Summary of Critical and Significant Accounting Policies

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

Out Of Period Adjustments

The Company identified various misstatements relating to prior year financial statements that it corrected in the third quarter 2015. The cumulative impact of the adjustments was a decrease to pre-tax income of approximately $13 million and a decrease to net earnings of approximately $9 million and is comprised of $4 million related to the accounting for the post-acquisition sale of land that was revalued as part of the December 2005 acquisition of the Company, $4 million of additional accruals for the periods 2009 through 2014 resulting from concession audits at certain airport locations, a $4 million obligation to a jurisdiction for customer transaction fees and $1 million of additional write-offs of assets that were incorrectly capitalized. The Company considered both quantitative and qualitative factors in assessing the materiality of the items individually, and in the aggregate, and determined that the misstatements were not material to any prior period and not material to the year ended December 31, 2015. The misstatements were identified in the third

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

quarter of 2015 and a portion of the misstatements related to the first and second quarters of 2015, as further described in Note 20, "Quarterly Financial Information (Unaudited)."

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

Incentives received from the manufacturers for purchases of vehicles or equipment reduce the capitalized cost. Generally, when revenue earning equipment is acquired outside of a car repurchase program, the Company estimates the period that the Company will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage and equipment usage) and the targeted age of equipment at the time of disposal. The Company also estimates the residual value of the applicable revenue earning equipment at the expected time of disposal. The residual values for rental vehicles are affected by many factors, including make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct). The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used vehicle and equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices and incentives offered by manufacturers of new cars. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of revenue earning equipment in response to changing market conditions. Upon disposal of revenue earning equipment, depreciation expense is adjusted for the difference between the net proceeds received and the remaining net book value.

Under the Company's car repurchase programs, the manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during established repurchase or auction periods, subject to, among other things, certain car condition, mileage and holding period requirements. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the cars covered by the programs upon sale according to certain parameters which include the holding period, mileage and condition of the cars. We record a provision for excess mileage and car condition, as necessary, during the holding period. These repurchase and guaranteed depreciation programs limit the Company's residual risk with respect to cars purchased under the programs and allow us to determine depreciation expense in advance, however, typically the acquisition cost is higher for these program cars.

Donlen's revenue earning equipment is leased under long term agreements with its customers. These leases contain provisions whereby Donlen has a contracted residual value guaranteed by the lessee, such that it does not experience

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

any gains or losses on the disposal of these vehicles. Donlen accounts for its lease contracts using the appropriate lease classifications.
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

Insurance Liabilities

Insurance liabilities on the Company's consolidated balance sheets include public liability, property damage, liability insurance supplement, personal accident insurance, and personal effects coverage claims for which the Company is self-insured. The insurance liabilities represent an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Defined Benefit Pension Plans and Other Employee Benefits

The Company has defined benefit plans worldwide. The Company also participates in multi-employer defined benefit plans for which Hertz is not the sponsor. For the Company sponsored plans, the relevant accounting guidance requires that management make certain assumptions relating to discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. The Company believes that the accounting estimates related to its pension are critical accounting estimates, because they are susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by the Company’s actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions. The Company uses a December 31 measurement date for all of the plans. The Company utilizes fair value to calculate the market-related value of pension assets for the U.S. Plan for purposes of determining the expected return on plan assets and accounting for asset gains and losses.

Actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, generally affect its recognized expense in such future periods. Significant differences in actual experience or significant changes in assumptions would affect the Company's pension costs and obligations. The Company recognizes the funded status of each defined benefit pension plan in the consolidated balance sheet. Each overfunded plan is recognized as an asset, and each underfunded plan is recognized as a liability. Pension plan liabilities are revalued annually based on updated assumptions and information about the individuals covered by the plan. For pension plans, if accumulated actuarial gains and losses are in excess of a 10 percent corridor, the excess is amortized on a straight-line basis over the average remaining service period of active participants. Prior service cost and the transition asset are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants.

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

Finite Lived Intangible Assets

Intangible assets include concession agreements, technology, customer relationships, trademarks and trade names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to sixteen years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell.

Financial Instruments

The Company is exposed to a variety of market risks, including the effects of changes in interest rates, gasoline and diesel fuel prices and foreign currency exchange rates. The Company manages exposure to these market risks through regular operating and financing activities and, when deemed appropriate, through the use of financial instruments. Financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, financial instruments are entered into with a diversified group of major financial institutions in order to manage the Company's exposure to counterparty nonperformance on such instruments. The Company accounts for all financial instruments in accordance with U.S. GAAP, which requires that they be recorded on the balance sheet as either assets or liabilities measured at their fair value. For financial instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. The effective portion of changes in fair value of financial instruments designated as cash flow hedging instruments is recorded as a component of other comprehensive income (loss). Amounts included in accumulated other comprehensive income (loss) for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of financial instruments designated as cash flow hedges is recognized currently in earnings within the same line item as the hedged item, based upon the nature of the hedged item. For financial instruments that are not part of a qualified hedging relationship, the changes in their fair value are recognized currently in earnings.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Subsequent changes to enacted tax rates and changes to the global mix of earnings will result in changes to the tax rates used to calculate deferred taxes and any related valuation allowances. Provisions are not made for income taxes on undistributed earnings of international subsidiaries that are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes. Future distributions, if any, from these international subsidiaries to the United States or changes in U.S. tax rules may require recording a tax on these amounts. The Company has recorded a deferred tax asset for unutilized net operating loss carry forwards in various tax jurisdictions. The taxing authorities may examine the positions that led to the generation of those net operating losses. If the utilization of any of those losses are disallowed a deferred tax liability may have to be recorded.

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

Significant Accounting Policies

Revenue Recognition

The Company reports revenues net of any taxes or non-concession fees collected from customers on behalf of governmental authorities.

Rental Car Operations

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

Revenue and expenses associated with gasoline, vehicle licensing and airport concessions are recorded on a gross basis within revenue and operating expenses.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equipment Rental Operations

Equipment rental revenue includes revenues generated from renting equipment to customers and is recognized on a straight-line basis over the length of the rental contract. Also included in equipment rental revenue are fees for equipment delivery and pick-up and fees for loss damage waivers which allows customers to limit the risk of financial loss in the event the Company's equipment is damaged or lost. Delivery and pick-up fees are recognized as revenue when the services are performed and fees related to loss damage waivers are recognized over the length of the contract term.

Revenues from the sale of new equipment, parts and supplies are recognized at the time the customer takes possession, when collectability is reasonably assured and when all obligations under the sales contract have been fulfilled. Sales tax amounts collected from customers are recorded on a net basis.

The Company generally recognizes revenue from the sale of new equipment purchased from other companies based on the gross amount billed as the Company establishes its own pricing and retains related inventory risk, is the primary obligor in sales transactions with its customers, and assumes the credit risk for amounts billed to its customers.
Service and other revenue is recognized as the services are performed.

Fleet Leasing and Management Operations

Each customer contract is considered a standalone agreement and revenue is recognized ratably over the contract life. Administration fees and service revenue attributable to the Company's Donlen operations are recognized as services are rendered and any subscription fees are recognized ratably over the subscription life.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with an original maturity of three months or less.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes cash and cash equivalents that are not readily available for the Company's normal disbursements. Restricted cash and cash equivalents are restricted primarily for the purchase of revenue earning vehicles and other specified uses under the Company's Fleet Debt facilities, for its Like-Kind Exchange Program ("LKE Program") and to satisfy certain of its self-insurance regulatory reserve requirements. These funds are primarily held in highly rated money market funds with investments primarily in government and corporate obligations.

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

Advertising

Advertising and sales promotion costs are expensed the first time the advertising or sales promotion takes place. Advertising costs are reflected as a component of “Selling, general and administrative” in the Company's consolidated statements of operations and for the years ended December 31, 2015, 2014 and 2013 were $170 million, $199 million, and $207 million, respectively.

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

Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance that will replace most existing revenue recognition guidance in U.S. GAAP. The new guidance applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The core principle of the guidance is that an entity should recognize revenue from customers for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The new principles-based revenue recognition model requires an entity to perform five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. Under the new guidance, performance obligations in a contract will be separately identified, which may impact the timing of recognition of the revenue allocated to each obligation. The measurement of revenue recognized may also be impacted by identification of new performance obligations and other provisions, such as collectability and variable consideration. The guidance will impact the Company’s accounting for certain contracts and its Hertz #1 Gold Points liability. Also, additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The new guidance may be adopted on either a full or modified retrospective basis. As issued, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. In July 2015, the FASB agreed to defer the effective date of the guidance until annual and interim reporting periods beginning after December 15, 2017. The Company is in the process of determining the method of adoption and assessing the overall impacts of adopting this guidance on its financial position, results of operations and cash flows.

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

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued guidance clarifying that debt issuance costs related to line-of-credit and other revolving debt arrangements may be deferred and presented as an asset. The guidance is effective retrospectively for annual periods beginning after December 15, 2015 and interim periods within those annual periods. This guidance will require the Company to reclassify its debt issuance costs associated with its debt other than line-of-credit and other revolving debt arrangements on its consolidated balance sheets from “prepaid expenses and other assets” to “debt” on a retrospective basis. The Company is in the process of assessing the potential impacts of adopting this guidance on its financial condition. The new guidance will not affect the Company’s results of operations or cash flows.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued guidance for customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This new guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company is in the process of determining the method of adoption and assessing the overall impacts of adopting this guidance on its financial position, results of operations and cash flows.

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

Note 3—Acquisitions and Divestitures

Hertz Franchises

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

(In millions)	U.S. Car Rental
Revenue earning equipment	$43
Property and other equipment	1
Other intangible assets	7
Goodwill	11
Total	$62

CAR Inc. Investment

In 2013, Hertz entered into definitive agreements with CAR Inc. formerly operating as China Auto Rental Holdings, Inc., and related parties pursuant to which Hertz made a strategic investment in CAR Inc., the largest car rental company in China. Pursuant to the transaction, Hertz invested cash and contributed its China Rent-a-Car entities to CAR Inc. In return for its investment, Hertz received common stock in CAR Inc. and convertible debt securities in the amount of $236 million.

In April 2014, the Company converted the debt securities into common stock of CAR Inc. In September 2014, CAR Inc. launched its initial public offering ("IPO") on the Hong Kong stock exchange and in conjunction with the IPO, Hertz invested an additional $30 million to purchase equity shares. As a result of the IPO and its additional investment, Hertz owned approximately 16% of CAR Inc.

In 2015, the Company monetized a portion of its investment and sold approximately 138 million shares of CAR Inc. common stock, a publicly traded company on the Hong Kong Stock Exchange, for net proceeds of $236 million which resulted in a pre-tax gain of $133 million in the Company's corporate operations and is included in other (income) expense, net in the Company's statement of operations. The sale of the shares reduced the Company's ownership interest to 10.2%. See Note 14, "Fair Value Measurements," for the fair value of the Company's ownership interest at December 31, 2015.

Hertz accounts for this investment under the equity method based on its ability to exercise significant influence over CAR Inc. which is determined based on a variety of factors, including the Company's representation on the Board of Directors of CAR Inc. with voting rights. The Company presents this investment within "Prepaid expenses and other assets" in the accompanying consolidated balance sheets.

HERC Businesses

On October 30, 2015, after negotiations with a third party in the market, the Company sold its HERC France and Spain businesses comprised of 60 locations in France and two in Spain and realized a gain on the sale in the amount of $51 million that was recorded in "Other (income) expense, net" in the Company's statements of operations. A portion of the gain, $42 million, represents the release of currency translation adjustments from accumulated other comprehensive income with the remainder of the gain attributable to the assets and liabilities sold. The businesses were included in the Company's Worldwide Equipment Rental segment.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Revenue Earning Equipment

The components of revenue earning equipment, net are as follows:

	December 31,
(In millions)	2015	2014
Revenue earning equipment	$16,768	$17,837
Less: Accumulated depreciation	(3,775)	(4,427)
	12,993	13,410
Revenue earning equipment held for sale, net	135	243
Revenue earning equipment, net	$13,128	$13,653

Depreciation of revenue earning equipment and lease charges, net includes the following:

	Years Ended December 31,
(In millions)	2015	2014	2013
Depreciation of revenue earning equipment	$2,614	$2,787	$2,415
(Gain) loss on disposal of revenue earning equipment(a)	76	167	37
Rents paid for vehicles leased	72	80	81
Depreciation of revenue earning equipment and lease charges, net	$2,762	$3,034	$2,533

(a)     (Gain) loss on disposal of revenue earning equipment by segment is as follows:

	Years Ended December 31,
(In millions)	2015	2014	2013
U.S. Car Rental	$97	$178	$48
International Car Rental	(8)	(2)	15
Worldwide Equipment Rental	(13)	(9)	(26)
Total	$76	$167	$37

Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods for the fleet and equipment. The cumulative impact on the years of depreciation rate changes during the years ended December 31, 2015, 2014 and 2013 is as follows:

Increase (decrease)	Years Ended December 31,
(In millions)	2015	2014	2013
U.S. Car Rental	$101	$167	$(44)
International Car Rental	(1)	(3)	5
Worldwide Equipment Rental	2	—	—
Total	$102	$164	$(39)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Goodwill and Other Intangible Assets

Goodwill

At October 1, 2015 and 2014, the Company performed its annual goodwill impairment test and determined that no impairment existed for the years ended December 31, 2015 and 2014.

The following summarizes the changes in the Company's goodwill, by segment:

(In millions)	U.S. Car Rental	International Car Rental	Worldwide Equipment Rental	All Other Operations	Total
Balance as of January 1, 2015
Goodwill	$1,025	$248	$772	$35	$2,080
Accumulated impairment losses	—	(46)	(675)	—	(721)
	1,025	202	97	35	1,359
Goodwill acquired during the period	3	—	—	—	3
Other changes during the period(a)	—	(4)	(4)	—	(8)
	3	(4)	(4)	—	(5)
Balance as of December 31, 2015
Goodwill	1,028	244	768	35	2,075
Accumulated impairment losses	—	(46)	(675)	—	(721)
	$1,028	$198	$93	$35	$1,354

(In millions)	US Car Rental	International Car Rental	Worldwide Equipment Rental	All Other Operations	Total
Balance as of January 1, 2014
Goodwill	$1,012	$254	$772	$35	$2,073
Accumulated impairment losses	—	(46)	(675)	—	(721)
	1,012	208	97	35	1,352
Goodwill acquired during the period	13	—	—	—	13
Adjustments to previously recorded purchase price allocation	—	(1)	—	—	(1)
Other changes during the period(a)	—	(5)	—	—	(5)
	13	(6)	—	—	7
Balance as of December 31, 2014
Goodwill	1,025	248	772	35	2,080
Accumulated impairment losses	—	(46)	(675)	—	(721)
	$1,025	$202	$97	$35	$1,359

(a)
The change in the International Car Rental segment primarily consists of foreign currency adjustments, and the change in 2015 in the Worldwide Equipment Rental segment is due to the sale of HERC France and Spain businesses.

Other Intangible Assets

At October 1, 2015, the Company performed its annual test of recoverability of indefinite-lived intangible assets and concluded that there was no impairment. However, during the fourth quarter of 2015, the Company determined that the international trade name associated with the HERC segment was impaired and recorded a charge of $40 million. The impairment was largely due to decisions made by management in the fourth quarter of 2015 regarding the HERC business transition plan and the terms of future use of the HERC international trade name. The charge is included in other (income) expense, net in the Company's statement of operations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, the Company determined that the international trade name’s adjusted fair value of $4 million should be amortized over its remaining life through the planned date of the HERC separation, and reclassified it to a finite-lived intangible asset. The remaining $266 million attributable to the U.S. portion of the indefinite-lived HERC trade name was also evaluated for recoverability and the Company concluded there was no impairment.

Other intangible assets, net, consisted of the following major classes:

	December 31, 2015
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$684	$(625)	$59
Concession rights	411	(144)	267
Technology-related intangibles(a)	308	(152)	156
Other(b)	93	(61)	32
Total	1,496	(982)	514
Indefinite-lived intangible assets:
Trade name	3,286	—	3,286
Other(c)	22	—	22
Total	3,308	—	3,308
Total other intangible assets, net	$4,804	$(982)	$3,822

At October 1, 2014, the Company determined that the respective carrying values of its indefinite-lived intangible assets did not exceed their estimated fair values and therefore no impairment existed.

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
(a) Technology-related intangibles include software not yet placed into service.
(b) Other amortizable intangible assets primarily include the Donlen trade name and non-compete agreements.
(c) Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.

Amortization of other intangible assets for the years ended December 31, 2015, 2014 and 2013 was $156 million, $159 million and $151 million, respectively. Based on its amortizable intangible assets as of December 31, 2015, the Company expects amortization expense to be approximately $115 million in 2016, $92 million in 2017, $72 million in 2018, $71 million in 2019, $69 million in 2020 and $95 million thereafter.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Debt

The Company's debt consists of the following (in millions):

Facility	Weighted Average Interest Rate at December 31, 2015	Fixed or Floating Interest Rate	Maturity	December 31, 2015	December 31, 2014
Corporate Debt
Senior Term Facility	3.26%	Floating	3/2018	$2,062	$2,083
Senior ABL Facility	N/A	N/A	N/A	—	344
Senior Notes(1)	6.58%	Fixed	4/2018–10/2022	3,900	3,900
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Corporate Debt	3.93%	Fixed	Various	66	74
Unamortized Net (Discount) Premium (Corporate)				2	3
Total Corporate Debt				6,057	6,431
Fleet Debt
HVF U.S. Fleet Medium Term Notes
HVF Series 2009-2(2)	N/A	N/A	N/A	—	404
HVF Series 2010-1(2)	4.46%	Fixed	2/2014–2/2018	240	490
HVF Series 2011-1(2)	3.51%	Fixed	3/2015–3/2017	230	414
HVF Series 2013-1(2)	1.68%	Fixed	8/2016–8/2018	950	950
				1,420	2,258
RCFC U.S. ABS Program
RCFC Series 2011-1 Notes(2)(3)	N/A	N/A	N/A	—	167
RCFC Series 2011-2 Notes(2)(3)	N/A	N/A	N/A	—	266
				—	433
HVF II U.S. ABS Program
HVF II U.S. Fleet Variable Funding Notes:
HVF II Series 2013-A	1.27%	Floating	10/2017	980	1,999
HVF II Series 2013-B	1.32%	Floating	10/2017	1,308	976
HVF II Series 2014-A	1.78%	Floating	10/2016	1,737	869
				4,025	3,844
HVF II U.S. Fleet Medium Term Notes
HVF II Series 2015-1(2)	2.93%	Fixed	3/2020	780	—
HVF II Series 2015-2(2)	2.30%	Fixed	9/2018	250	—
HVF II Series 2015-3(2)	2.96%	Fixed	9/2020	350	—
				1,380	—
Donlen ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2 Notes(2)	1.19%	Floating	9/2017	370	247
				370	247
HFLF Medium Term Notes
HFLF Series 2013-3 Notes(2)	0.98%	Floating	9/2016–11/2016	270	500
HFLF Series 2014-1 Notes(2)	0.85%	Floating	12/2016–3/2017	288	400
HFLF Series 2015-1 Notes(2)	0.96%	Floating	3/2018–5/2018	295	—
				853	900

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility	Weighted Average Interest Rate at December 31, 2015	Fixed or Floating Interest Rate	Maturity	December 31, 2015	December 31, 2014
Other Fleet Debt
U.S. Fleet Financing Facility	2.95%	Floating	3/2017	190	164
European Revolving Credit Facility	2.55%	Floating	10/2017	273	304
European Fleet Notes	4.38%	Fixed	1/2019	464	517
European Securitization(2)	1.54%	Floating	10/2017	267	270
Canadian Securitization(2)	1.78%	Floating	1/2018	148	—
Hertz-Sponsored Canadian Securitization(2)	N/A	N/A	N/A	—	105
Dollar Thrifty-Sponsored Canadian Securitization(2)(3)	N/A	N/A	N/A	—	40
Australian Securitization(2)	3.80%	Floating	12/2016	98	112
Brazilian Fleet Financing Facility	17.94%	Floating	4/2016	7	11
Capitalized Leases	2.67%	Floating	2/2015–10/2017	362	364
Unamortized Net (Discount) Premium (Fleet)				(7)	(7)
				1,802	1,880
Total Fleet Debt				9,850	9,562
Total Debt				$15,907	$15,993
N/A - Not Applicable

(1)
References to the Company's "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below. The outstanding principal amount for each such series of the Senior Notes is also specified below.

(In millions)	Outstanding Principal
Senior Notes	December 31, 2015	December 31, 2014
4.25% Senior Notes due April 2018	$250	$250
7.50% Senior Notes due October 2018	700	700
6.75% Senior Notes due April 2019	1,250	1,250
5.875% Senior Notes due October 2020	700	700
7.375% Senior Notes due January 2021	500	500
6.25% Senior Notes due October 2022	500	500
	$3,900	$3,900

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

(3)	RCFC U.S. ABS Program and the Dollar Thrifty-Sponsored Canadian Securitization represent fleet debt assumed in connection with the Dollar Thrifty acquisition in 2012.

Maturities

The nominal amounts of maturities of debt for each of the twelve-month periods ending December 31 are as follows:

(In millions)	2016	2017	2018	2019	2020	After 2020
Corporate Debt	$33	$34	$2,981	$1,257	$703	$1,047
Fleet Debt	3,101	3,699	1,356	571	1,130	—
Total	$3,134	$3,733	$4,337	$1,828	$1,833	$1,047

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

Corporate Debt

Senior Credit Facilities

Senior Term Facility: In March 2011, Hertz entered into a credit agreement that initially provided for a $1,400 million term loan (as amended, the "Senior Term Facility"). In addition, the Senior Term Facility includes a separate incremental pre-funded synthetic letter of credit facility in an aggregate principal amount of $200 million. Subject to the satisfaction of certain conditions and limitations, the Senior Term Facility allows for the incurrence of incremental term and/or revolving loans.

In October 2012, Hertz entered into an Incremental Commitment Amendment to the Senior Term Facility which provided for commitments for term loans of up to $750 million (the "Incremental Term Loans") under the Senior Term Facility. Contemporaneously with the consummation of the Dollar Thrifty acquisition, the Incremental Term Loans were fully drawn and the proceeds therefrom were used in connection with funding the Dollar Thrifty acquisition. The Incremental Term Loans are secured by the same collateral and guaranteed by the same guarantors as the term loans under the Senior Term Facility and all such loans mature in March 2018.

In April 2013, Hertz entered into an Amendment No. 2 ("Amendment No. 2") to the Senior Term Facility, primarily to reduce the interest rate applicable to a portion of the outstanding term loans under the Senior Term Facility. Pursuant to Amendment No. 2, certain of the existing lenders under the Senior Term Facility converted their existing Tranche B Term Loans into tranche B-2 term loans (the “Tranche B-2 Term Loans”), in an aggregate principal amount, along with new loans advanced by certain new lenders, of approximately $1,372 million. The proceeds of Tranche B-2 Term Loans advanced by the new lenders were used to prepay in full all of the Tranche B Term Loans that were not converted into Tranche B-2 Term Loans. Except as described below, the Tranche B-2 Term Loans bear interest at a floating rate measured by reference to, at Hertz's option, either (i) an adjusted London Inter-Bank Offered Rate ("LIBOR") not less than 0.75% plus a borrowing margin of 2.25% per annum or (ii) an alternate base rate plus a borrowing margin of 1.25% per annum. The terms and conditions of the new Tranche B-2 Term Loans with respect to maturity, collateral, and covenants are otherwise unchanged compared to the Tranche B Term Loans.

Senior ABL Facility: In March 2011, Hertz, HERC, and certain other of its subsidiaries entered into a credit agreement that initially provided for aggregate maximum borrowings of $1,800 million (subject to borrowing base availability) on a revolving basis under an asset-based revolving credit facility (as amended the “Senior ABL Facility”) Up to $1,500 million of the Senior ABL Facility was initially available for the issuance of letters of credit, subject to certain conditions including issuing lender participation. Subject to the satisfaction of certain conditions and limitations, the Senior ABL Facility allows for the addition of incremental revolving and/or term loan commitments.

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

The Company refers to the Senior Term Facility and the Senior ABL Facility together as the “Senior Credit Facilities.” Hertz's obligations under the Senior Credit Facilities are guaranteed by its immediate parent (Hertz Investors, Inc.) and certain of its direct and indirect U.S. subsidiaries (subject to certain exceptions, including Hertz International Limited, which ultimately owns entities carrying on most of its international operations, and subsidiaries involved in the HVF

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Asset-Backed Securities ("ABS") Program, the HVF II U.S. ABS Program, the Donlen ABS Program and the RCFC U.S. ABS Program). In addition, the obligations of the “Canadian borrowers” under the Senior ABL Facility are guaranteed by their respective subsidiaries, subject to certain exceptions.

The lenders under the Senior Credit Facilities have been granted a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective U.S. subsidiaries (subject, in each case, to certain exceptions, including certain vehicles). Each of the Senior Credit Facilities permits the incurrence of future indebtedness secured on a basis either equal to or subordinated to the liens securing the applicable Senior Credit Facility or on an unsecured basis. In February 2013 and March 2013, the Company added Dollar Thrifty and certain of its subsidiaries as guarantors under certain of its debt instruments and credit facilities, including the Senior Term Facility and in February 2014 and December 2015, the Company added Firefly Rent A Car LLC and Rental Car Group Company, LLC, respectively, as guarantors under certain of its debt instruments and credit facilities, including the Senior Term Facility.

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

Under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2015, the Company was not subject to such contractually specified fixed charge coverage ratio.

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

HERC may also be released from its guarantee under the outstanding Senior Notes at any time at which no event of default under the related indenture has occurred and is continuing, notwithstanding that HERC may remain a subsidiary of Hertz. In February 2013 and March 2013, the Company added Dollar Thrifty and certain of its subsidiaries as guarantors under certain of its debt instruments and credit facilities including the Senior Notes and in February 2014 and December 2015, the Company added Firefly Rent A Car LLC and Rental Car Group Company, LLC as guarantors under certain of its debt instruments and credit facilities, including the Senior Notes.

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

Convertible Senior Notes

References to the Company's “Convertible Senior Notes” are to Hertz Holdings' 5.25% Convertible Senior Notes due June 2014. In August 2013, the Company entered into privately negotiated agreements with certain note holders to convert approximately $390 million in aggregate principal amount of Convertible Senior Notes into approximately 47 million shares of its common stock, paying cash premiums of approximately $12 million and incurring a loss on extinguishment of debt of $28 million which was recorded in "Other (income) expense, net."

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HVF II U.S. ABS Program

In November 2013, Hertz established a securitization platform, the HVF II U.S. ABS Program, designed to facilitate its financing activities relating to the vehicle fleet used by Hertz in the U.S. daily car rental operations of its Hertz, Dollar, Thrifty and Firefly brands. Hertz Vehicle Financing II LP, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz ("HVF II") is the issuer under the HVF II U.S. ABS Program. HVF II has entered into a base indenture that permits it to issue term and revolving rental car asset-backed securities, secured by one or more shared or segregated collateral pools consisting primarily of portions of the rental car fleet used in its U.S. car rental operations and contractual rights related to such vehicles that have been allocated as the ultimate indirect collateral for HVF II's financings. HVF II uses proceeds from its note issuances to make loans to Hertz Vehicle Financing LLC ("HVF") pursuant to the HVF Series 2013-G1 Supplement (the “HVF Series 2013-G1 Notes”) and Rental Car Finance Corp. ("RCFC") pursuant to the RCFC Series 2010-3 Supplement (the "RCFC Series 2010-3 Notes"), in each case on a continuing basis.

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

The initial aggregate maximum principal amount of the HVF II Series 2013-A Notes was $2,575 million (subject to borrowing base availability). The initial aggregate maximum principal amount of the HVF II Series 2013-B Notes was $600 million (subject to borrowing case availability). At inception, the HVF II Series 2013-A Notes allowed for approximately $900 million of aggregate maximum principal amount of such notes to be transitioned to the aggregate maximum principal amount of HVF II Series 2013-B Notes and the HVF II Series 2013-B Notes allowed for all of the aggregate maximum principal amount of such notes to be transitioned to the HVF II Series 2013-A Notes (in each case, subject to borrowing base availability).

The net proceeds from the initial sale of the HVF II Series 2013-A Notes were used to refinance nearly all of the outstanding Series 2009-1 Variable Funding Rental Car Asset-Backed Notes previously issued by HVF, the collateral for which consisted primarily of a substantial portion of the rental car fleet used in Hertz’s and certain of its subsidiaries’ U.S. car rental operations. No commitments remain available under the HVF Series 2009-1 Notes and there are no longer any HVF Series 2009-1 Notes outstanding.

The net proceeds from the initial sale of the HVF II Series 2013-B Notes were used to refinance the Series 2010-3 Variable Funding Rental Car Asset-Backed Notes previously issued by RCFC, the collateral for which consisted primarily of a substantial portion of the rental car fleet used in Dollar Thrifty’s and certain of its affiliates’ U.S. car rental operations.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In February 2015, HVF II transitioned approximately $475 million of commitments available under the HVF II Series 2013-A Notes to the HVF II Series 2013-B Notes, such that after giving effect to such transition the aggregate maximum principal amount of the HVF II Series 2013-A Notes and the HVF II Series 2013-B Notes were $1,825 million and $1,500 million, respectively (in each case, subject to borrowing base availability).

In December 2015, HVF II entered into various amendment agreements pursuant to which certain terms of the HVF II Series 2013-A Notes, the HVF II Series 2013-B Notes, and the HVF II Series 2014-A Notes were amended. The amendments, among other things, extended the maturity of the HVF II Series 2013-A Notes and the HVF II Series 2013-B Notes from October 2016 to October 2017 and, for each of the HVF II Series 2013-A Notes, the HVF II Series 2013-B Notes, and the HVF II Series 2014-A Notes, facilitated the issuance of a new class of notes (the “HVF II Series 2013-A Class B Notes”, the “HVF II Series 2013-B Class B Notes” and the “HVF II Series 2014-A Class B Notes”, and together, the “HVF II VFN Class B Notes”), each of which is subordinate to the previously outstanding Class A Notes of such series and permit aggregate maximum borrowings of $150 million (subject to borrowing base availability) with respect to such HVF II VFN Class B Notes. The amendments also reduced the aggregate maximum borrowing capacity with respect to the previously outstanding HVF II Series 2013-A Notes, HVF II Series 2013-B Notes, and HVF II Series 2014-A Notes by $150 million, such that the aggregate maximum borrowing capacity under the Series 2013-A Notes, the HVF II Series 2013-B Notes, and the HVF II Series 2014-A Notes, as amended for and after giving effect to the issuance of the HVF II VFN Class B Notes, remains unchanged.

HVF II U.S. Fleet Medium Term Notes

In April 2015, HVF II issued the Series 2015-1 Rental Car Asset-Backed Notes, Class A, Class B, and Class C (collectively, the “HVF II Series 2015-1 Notes”) in an aggregate principal amount of $780 million. The expected maturity of the HVF II Series 2015-1 Notes is March 2020. The HVF II Series 2015-1 Notes are comprised of $622 million aggregate principal amount of 2.73% Rental Car Asset-Backed Notes, Class A, $119 million aggregate principal amount of 3.52% Rental Car Asset-Backed Notes, Class B, and $39 million aggregate principal amount of 4.35% Rental Car Asset-Backed Notes, Class C. The net proceeds from the sale of the HVF II Series 2015-1 Notes were used (i) to repay a portion of the outstanding principal amount of HVF II's Series 2013-A Notes and HVF II's Series 2014-A Notes and (ii) to make loans to HVF for HVF to acquire or refinance vehicles to be leased to the Company or Dollar Thrifty for use in their daily rental operations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2015, HVF II issued the Series 2015-2 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the “HVF II Series 2015-2 Notes”) and Series 2015-3 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the “HVF II Series 2015-3 Notes”) in an aggregate principal amount of $636 million. The expected maturities of the HVF II Series 2015-2 Notes and the HVF II Series 2015-3 Notes are September 2018 and September 2020, respectively. The HVF II Series 2015-2 Notes are comprised of approximately $190 million aggregate principal amount of 2.02% Rental Car Asset Backed Notes, Class A, $46 million aggregate principal amount of 2.96% Rental Car Asset Backed Notes, Class B, $14 million aggregate principal amount of 3.95% Rental Car Asset Backed Notes, Class C and $15 million aggregate principal amount of 4.93% Rental Car Asset Backed Notes, Class D. The HVF II Series 2015-3 Notes are comprised of approximately $265 million aggregate principal amount of 2.67% Rental Car Asset Backed Notes, Class A, $65 million aggregate principal amount of 3.71% Rental Car Asset Backed Notes, Class B, $20 million aggregate principal amount of 4.44% Rental Car Asset Backed Notes, Class C and $21 million aggregate principal amount of 5.33% Rental Car Asset Backed Notes, Class D. An affiliate of HVF II purchased the Class D Notes of each such series, therefore, $36 million of the obligation is eliminated in consolidation. The net proceeds from the sale of the HVF II Series 2015-2 Notes and HVF II Series 2015-3 Notes were used (i) to repay a portion of the outstanding principal amount of HVF II's Series 2013-A Notes and HVF II's Series 2014-A Notes and (ii) to make loans to Hertz Vehicle Financing LLC, a wholly owned special purpose subsidiary of the Company, to acquire or refinance vehicles.

See Note 21, "Subsequent Events," regarding additional issuances of HVF II U.S. Fleet Medium Term Notes.

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

References to the “HVF U.S. ABS Program” include HVF's U.S. Fleet Variable Funding Notes together with HVF's U.S. Fleet Medium Term Notes.

HVF U.S. Fleet Variable Funding Notes

References to the “HVF U.S. Fleet Variable Funding Notes” include HVF's Series 2009-1 Variable Funding Rental Car Asset-Backed Notes, as amended (the “HVF Series 2009-1 Notes").

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

HVF Series 2009-2 Notes: In October 2009, HVF issued the Series 2009-2 Rental Car Asset Back Notes, Class A (the “HVF Series 2009-2 Class A Notes”) in an aggregate original principal amount of $1,200 million. In June 2010, HVF issued the Subordinated Series 2009-2 Rental Car Asset-Backed Notes, Class B (the “HVF Series 2009-2 Class B Notes”) and together with the Series 2009-2 Class A (the “HVF Series 2009-2 Notes”) in an aggregate original principal amount of $184 million. In 2015, the HVF Series 2009-1 Notes were paid in full as scheduled in accordance with their terms.

HVF Series 2010-1 Notes: In July 2010, HVF issued the Series 2010-1 Rental Car Asset-Backed Notes (the “HVF Series 2010-1 Notes”) in an aggregate original principal amount of $750 million.

HVF Series 2011-1 Notes: In June 2011, HVF issued the Series 2011-1 Rental Car Asset-Backed Notes (the “HVF Series 2011-1 Notes”) in an aggregate original principal amount of $598 million.

HVF Series 2013-1 Notes: In January 2013, HVF issued $950 million in an aggregate original principal amount of three year and five year Series 2013-1 Rental Car Backed Notes, Class A and Class B (collectively, the "HVF Series 2013-1 Notes").

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

References to the “RCFC U.S. ABS Program” include RCFC's U.S. Fleet Variable Funding Notes together with RCFC's U.S. Fleet Medium Term Notes.

RCFC U.S. Fleet Variable Funding Notes

References to the “RCFC U.S. Fleet Variable Funding Notes” are to the RCFC Series 2010-3 Variable Funding Rental Car Asset-Backed Notes, as amended (the “RCFC Series 2010-3 Notes”). In November 2013, the net proceeds from the sale of the HVF II Series 2013-B Notes were used to refinance the RCFC Series 2010-3 Notes. Following the establishment of the HVF II platform described herein, HVF II became the sole noteholder of the RCFC Series 2010-3 Notes and such notes became part of the overall HVF II transaction structure as further described in the "HVF II U.S. ABS Program" section of this footnote.

RCFC U.S. Fleet Medium Term Notes

RCFC, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz was the issuer under the RCFC U.S. ABS Program. In 2011, RCFC issued Series 2011-1 Rental Car Asset-Backed Notes in an aggregate original principal amount of $500 million and issued Series 2011-2 Rental Car Asset-Backed Notes in an aggregate original principal amount of $400 million. (collectively, the "RCFC U.S. Fleet Medium Term Notes"). In February 2015, the RCFC U.S. Fleet Medium Term Notes were paid in full as scheduled in accordance with their terms.

Donlen ABS Program

Hertz Fleet Lease Funding LP, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Donlen ("HFLF") is the issuer under the Donlen U.S. ABS Program. HFLF has entered into a base indenture that permits it to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issue term and revolving fleet lease asset-backed securities. HFLF uses proceeds from its note issuances to make loans to DNRS II LLC, a bankruptcy remote, direct, wholly-owned, special purpose subsidiary of Donlen, pursuant to a loan agreement, on a continuing basis. Donlen utilizes the HFLF securitization platform to finance its U.S. fleet leasing operations.

References to the “Donlen ABS Program” include HFLF’s Variable Funding Notes together with HFLF’s Medium Term Notes.

HFLF Variable Funding Notes

HFLF Series 2013-1 Notes and HFLF Series 2013-2 Notes: In connection with the establishment of the HFLF financing platform, in September 2013 HFLF executed a $1,100 million committed financing arrangement, comprised of a one year variable funding note facility with an expected maturity date in September 2014 (the “HFLF Series 2013-1 Notes”) and a two year variable funding note facility with an expected maturity date in September 2015 (the “HFLF Series 2013-2 Notes”). The proceeds of the HFLF Series 2013-1 Notes and the HFLF Series 2013-2 Notes were used to refinance the GN Funding II L.L.C. facility, which was due to mature and the GN Funding II L.L.C. facility was terminated.

The notes issued by HFLF are ultimately backed by a special unit of beneficial interest in a pool of leases and the related vehicles.

In September 2014, $200 million of commitments available under the HFLF Series 2013-1 Notes expired in accordance with their terms. The HFLF Series 2013-2 Notes were upsized by $200 million providing for an aggregate maximum principal amount of the HFLF Series 2013-2 Notes of $400 million (subject to borrowing base availability). In connection therewith, the maturity date of the HFLF Series 2013-2 Notes was extended to September 2016. There are no HFLF Series 2013-1 Notes outstanding as of December 31, 2015.

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

HFLF Medium Term Notes

References to the “HFLF Medium Term Notes” include HFLF’s Series 2013-3 Notes and the HFLF Series 2014-1 Notes.

HFLF Series 2013-3 Notes: In November 2013, HFLF issued $500 million in aggregate principal amount of Series 2013-3 Floating Rate Asset-Backed Notes, Class A, Class B, Class C and Class D (collectively, the "HFLF Series 2013-3 Notes"). The net proceeds from the issuance of the HFLF Series 2013-3 Notes were used to repay a portion of amounts then-outstanding under the HFLF Series 2013-1 Notes and the HFLF Series 2013-2 Notes. The HFLF Series 2013-3 Notes are floating rate and carry an interest rate based upon a spread to one-month LIBOR.

HFLF Series 2014-1 Notes: In March 2014, HFLF issued $400 million in aggregate principal amount of Series 2014-1 Floating Rate Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E (collectively, the "HFLF Series 2014-1 Notes"). The net proceeds from the issuance of the HFLF Series 2014-1 Notes were used to repay a portion of amounts then-outstanding under the HFLF Series 2013-1 Notes and the HFLF Series 2013-2 Notes. The HFLF Series 2014-1 Notes are floating rate and carry an interest rate based upon a spread to one-month LIBOR.

HFLF Series 2015-1 Notes: In June 2015, HFLF issued $300 million in aggregate principal amount of Series 2015-1 Floating Rate Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E (collectively, the “HFLF Series 2015-1 Notes”). The net proceeds from the issuance of the HFLF Series 2015-1 Notes were used (i) to repay a portion of amounts then-outstanding under the HFLF Series 2014-1 Notes and the HFLF Series 2013-2 Notes and (ii) to make loans to DNRS II LLC. The HFLF Series 2015-1 Notes are floating rate and carry an interest rate based upon a spread to one-month LIBOR. An affiliate of HFLF owns a portion of the obligation related to the Class E Notes as of December 31, 2015, therefore, $5 million of the obligation is eliminated in consolidation.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fleet Debt-Other

U.S. Fleet Financing Facility

In September 2006, Hertz and Puerto Ricancars, Inc., a Puerto Rican corporation and wholly-owned indirect subsidiary of Hertz ("PR Cars") entered into a credit agreement that provides for aggregate maximum borrowings of $165 million (subject to borrowing base availability) on a revolving basis under an asset-based revolving credit facility (the "U.S. Fleet Financing Facility"). The U.S. Fleet Financing Facility is the primary fleet financing for its car rental operations in Hawaii, Kansas, Puerto Rico and the U.S. Virgin Islands.

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

European Revolving Credit Facility and European Fleet Notes

In June 2010, Hertz Holdings Netherlands B.V., an indirect wholly-owned subsidiary of Hertz organized under the laws of The Netherlands (“HHN BV”) entered into a credit agreement that provided for initial aggregate maximum borrowings of €220 million (subject to borrowing base availability) on a revolving basis under an asset-based revolving credit facility (the “European Revolving Credit Facility”) and issued the 8.50% Senior Secured Notes due March 2015 (the “Former European Fleet Notes”) in an aggregate original principal amount of €400 million. References to the “European Fleet Debt” include HHN BV's European Revolving Credit Facility and the European Fleet Notes, collectively.

In November 2013, HHN BV issued the 4.375% Senior Notes due January 2019 (the “European Fleet Notes”) in an aggregate original principal amount of €425 million. Proceeds of the issuance of the European Fleet Notes were used to redeem all of the then-outstanding Former European Fleet Notes. Also, HHN BV amended and restated its European Revolving Credit Facility. The amendments to the European Revolving Credit Facility reflect, among other things, the redemption of the Former European Fleet Notes and certain other updates that conform to the provisions of the Senior Credit Facilities.

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

European Securitization

In July 2010, certain of the Company's foreign subsidiaries entered into a facility agreement that provides for aggregate maximum borrowings of €400 million (subject to borrowing base availability) on a revolving basis under an asset-backed securitization facility (the “European Securitization”) The European Securitization is the primary fleet financing for its car rental operations in France and The Netherlands. The lenders under the European Securitization have been granted a security interest primarily in the owned rental car fleet used in its car rental operations in France and The Netherlands and certain contractual rights related to such vehicles.

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

Canadian Securitizations

In September 2015, Hertz established a new securitization platform, the “Canadian Securitization”, designed to facilitate its financing activities relating to the vehicle fleet used by Hertz in the Canadian daily car rental operations of its Hertz, Dollar, Thrifty and Firefly brands. The lenders under the Canadian Securitization have been granted a security interest primarily in the owned rental car fleet used in the Company's car rental operations in Canada and certain contractual rights related to such vehicles as well as certain other assets owned by the Hertz entities connected to the financing. TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz, or “Funding LP,” is the issuer under the Canadian Securitization. In connection with the establishment of the Canadian Securitization, in September 2015, Funding LP issued the Series 2015-A Variable Funding Rental Car Asset Backed Notes (the “Funding LP Series 2015-A Notes”) that provide for aggregate maximum borrowings of CAD $350 million (subject to borrowing base availability) on a revolving basis and a maturity date of January 2018. The net proceeds from the sale of the Funding LP Series 2015-A Notes were used to pay in full the then-outstanding Hertz-Sponsored Canadian Securitization and the Dollar Thrifty-Sponsored Canadian Securitization and there are no longer any amounts outstanding under the Hertz-Sponsored Canadian Securitization and the Dollar Thrifty-Sponsored Canadian Securitization.

Hertz Sponsored Canadian Securitization

In May 2007, certain of the Company's foreign subsidiaries entered into a facility agreement that initially provided for aggregate maximum borrowings of CAD $225 million (subject to borrowing base availability) on a revolving basis under an asset-backed securitization facility (as amended, the “Canadian Securitization”). The Canadian Securitization is the primary fleet financing for its car rental operations in Canada. The lender under the Canadian Securitization has been granted an indirect security interest primarily in the owned rental car fleet used in its car rental operations in Canada and certain contractual rights related to such vehicles as well as certain other assets owned by its entities connected to the financing.

In June 2013, the maturity date of the Canadian Securitization was extended to March 2014. In February 2014, the maturity date was extended to March 2015 and in October 2014, the maturity date was extended to October 2016.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net proceeds from the sale of the Funding LP Series 2015-A Notes were used to pay in full the then-outstanding Hertz-Sponsored Canadian Securitization and there are no longer any amounts outstanding under the Hertz-Sponsored Canadian Securitization.

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

Also in March 2012, these subsidiaries issued asset-backed variable funding notes that provide for aggregate maximum borrowings of CAD $150 million (subject to borrowing base availability) on a revolving basis (the “Dollar Thrifty-Sponsored Canadian Securitization”). In February 2014, the maturity date was extended to March 2015 and in October, 2014, the maturity date was extended to October 2016.

The net proceeds from the sale of the Funding LP Series 2015-A Notes were used to pay in full the then-outstanding Dollar Thrifty-Sponsored Canadian Securitization and there are no longer any amounts outstanding under the Dollar Thrifty-Sponsored Canadian Securitization.

Australian Securitization

In November 2010, certain of the Company's foreign subsidiaries entered into a facility agreement that provides for aggregate maximum borrowings of AUD$250 million (subject to borrowing base availability) on a revolving basis under an asset-backed securitization facility (the “Australian Securitization”). The Australian Securitization is the primary fleet financing for Hertz's car rental operations in Australia. The lender under the Australian Securitization has been granted a security interest primarily in the owned rental car fleet used in its car rental operations in Australia and certain contractual rights related to such vehicles.

In October 2014, the maturity date of the Australian Securitization was extended to December 2016.

Brazilian Fleet Financing Facility

Through its Brazilian operating subsidiary, the Company is party to certain local financing arrangements, which are collateralized by certain of its assets (the "Brazilian Fleet Financing Facility").

In October 2013, the Company entered into a new Brazilian Fleet Financing Facility with a maturity date of October 2014. Proceeds from the new facility were used to repay the then-existing facility that was set to mature. In October 2015, the maturity date of the Brazilian Fleet Financing Facility was extended to April 2016.

Capitalized Leases

References to the “Capitalized Leases” include the capitalized lease financings outstanding in the United Kingdom (the “U.K. Leveraged Financing”), Australia, The Netherlands and the U.S. The amount committed under the U.K. Leveraged Financing is the largest portion of the Capitalized Leases.

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

Waivers

Due to the Company's accounting restatement, investigation and remediation activities, as reported in its Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on July 16, 2015, the Company failed to file certain quarterly and annual reports and certain of its subsidiaries failed to file statutory financial statements within certain time periods set forth in the documentation of various of its (and/or its special purpose subsidiaries') financing facilities which resulted in the occurrence of various potential and/or actual defaults and potential amortization events under certain of such financing facilities.

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

In July 2014, the Company and/or certain of its subsidiaries obtained waivers from the requisite lenders of the HVF U.S. Fleet Medium Term Notes and RCFC U.S. Fleet Medium Term Notes to waive the aforementioned events, as well as similar events that could arise from any restatement of annual and quarterly financial statements previously delivered by the Company and/or certain of its subsidiaries under such facilities, and provided the required notices to the various lenders or noteholders. The waiver relating to Hertz's failure to furnish certain financial statements within certain time periods was effective through December 30, 2014. The Company's ability to remove cash from these ABS financing facilities was temporarily restricted during the period from May 2014 until mid July 2014 when the Company obtained such waivers. In December 2014, the Company obtained an extension of the waiver from the requisite lenders or noteholders of the HVF U.S. Fleet Medium Term Notes relating to Hertz's failure to furnish certain financial statements within certain time periods, effective through August 31, 2015. The waiver obtained in connection with the RCFC U.S. Fleet Medium Term Notes expired on December 30, 2014 and thus its ability to remove cash from such financing facility was restricted as of December 31, 2014.

In December 2014, Hertz entered into an Amendment and Waiver (the “Amendment and Waiver”) relating to the Senior Term Facility. The waiver set forth in the Amendment and Waiver defers Hertz’s requirement to furnish certain financial statements within certain time periods set forth in the documentation of the Senior Term Facility, as well as waived defaults arising directly or indirectly from (1) the delay in providing such financial statements and (2) the restatement of Hertz’s 2011, 2012 and 2013 financial statements. The waiver was effective with respect to the non-delivery of the subject financial statements through December 31, 2015.

The Amendment and Waiver increased the interest rates payable on the term loans and credit linked deposits during the period from December 15, 2014 through but excluding the date on which Hertz furnished all financial statements then due to be delivered under the terms of the Senior Term Facility. During such period, (A) the Tranche B Term Loans and the Tranche B-1 Term Loans bore interest at a floating rate measured by reference to, at Hertz’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.00% per annum or (ii) an alternate base rate plus a borrowing margin of 2.00% per annum, and (B) the Tranche B-2 Term Loans bore interest at a floating rate measured by reference to, at Hertz’s option, either (i) an adjusted LIBOR not less than 0.75% plus a borrowing margin

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of 2.75% per annum or (ii) an alternate base rate plus a borrowing margin of 1.75% per annum. From and after the date on which Hertz furnished all financial statements then due to be delivered under the terms of the Senior Term Facility, (A) the Tranche B Term Loans and the Tranche B-1 Term Loans reverted to bear interest at a floating rate measured by reference to, at Hertz’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 2.75% per annum or (ii) an alternate base rate plus a borrowing margin of 1.75% per annum, and (B) the Tranche B-2 Term Loans reverted to bear interest at a floating rate measured by reference to, at Hertz’s option, either (i) an adjusted LIBOR not less than 0.75% plus a borrowing margin of 2.25% per annum or (ii) an alternate base rate plus a borrowing margin of 1.25% per annum.

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

Restricted Net Assets

As a result of the contractual restrictions on Hertz's or its subsidiaries' ability to pay dividends (directly or indirectly) under various terms of its debt, as of December 31, 2015, the restricted net assets of its subsidiaries exceeded 25% of its total consolidated net assets.

Financial Covenant Compliance

Under the terms of its Senior Term Facility and Senior ABL Facility, the Company is not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject Hertz to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2015, the Company was not subject to the fixed charge coverage ratio test.

Cash Restrictions

Certain amounts of cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under the Fleet Debt facilities and the Like-Kind Exchange Program ("LKE Program".) As of December 31, 2015 and December 31, 2014, the portion of total restricted cash and cash equivalents that was associated with the Fleet Debt facilities was $289 million and $515 million, respectively. Restricted cash balances fluctuate based on the timing of purchases and sales of revenue earning vehicles and could also be impacted by the occurrence of an amortization event.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2015, the following facilities were available to the Company:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,797	$1,668
Total Corporate Debt	1,797	1,668
Fleet Debt
HVF II U.S. Fleet Variable Funding Notes	2,550	—
HFLF Variable Funding Notes	130	—
European Revolving Credit Facility	—	—
European Securitization	170	—
Canadian Securitization	105	—
Australian Securitization	84	—
Capitalized Leases	58	2
Total Fleet Debt	3,097	2
Total	$4,894	$1,670

As of December 31, 2015, the Senior ABL Facility had $1,142 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Letters of Credit

As of December 31, 2015, there were outstanding standby letters of credit totaling $517 million. Of this amount, $503 million was issued under the Senior Credit Facilities. As of December 31, 2015, none of these letters of credit have been drawn upon.

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

The Company consolidates all special purpose entities for which it is the primary beneficiary, some of which are variable interest entities whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of December 31, 2015 and 2014, its International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets of $418 million and $427 million, respectively, primarily comprised of loans receivable and revenue earning equipment, and total liabilities of $418 million and $426 million, respectively, primarily comprised of debt.

Accrued Interest

As of December 31, 2015 and 2014, accrued interest was $82 million and $95 million, respectively, which is reflected in the Company's consolidated balance sheets in “Accrued liabilities.”

Note 7—Employee Retirement Benefits

Qualified U.S. employees, after completion of specified periods of service, are eligible to participate in The Hertz Corporation Account Balance Defined Benefit Pension Plan (the “Hertz Retirement Plan”) a cash balance plan. Under this qualified Hertz Retirement Plan, the Company pays the entire cost and employees are not required to contribute.

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

Effective December 31, 2014, the Company amended the Hertz Retirement Plan to permanently discontinue future benefit accruals and participation under the plan for non-union employees. Compensation credits will no longer be provided under the Hertz Retirement Plan after 2014 for affected participants. Interest credits will continue to be credited on existing participant account balances under the plan until benefits are distributed and service will continue to be recognized for vesting and retirement eligibility requirements.

In connection with the freezing of the Hertz Retirement Plan, the Company plans to increase employer contributions under the Company’s qualified 401(k) savings plan (the “401(k) Plan”). Effective January 1, 2015, eligible participants under the 401(k) Plan will receive a matching employer contribution to their 401(k) Plan account equal to (i) 100% of the first 3% of employee contributions made by such participant and (ii) 50% of the next 2% of employee contributions, with the total amount of such matching employer contribution to be completely vested, subject to applicable limits under the United States Internal Revenue Code. Certain eligible participants under the 401(k) Plan will also receive additional employer contribution amounts to their 401(k) Plan account depending on their years of service and age. The Company reserves the right to change its benefit offerings, at any time, at its discretion.

On October 22, 2014, the Company amended two non-qualified, unfunded pension plans. These two plans are The Hertz Corporation Benefit Equalization Plan (“BEP”) and The Hertz Corporation Supplemental Executive Retirement Plan ("SERP II”). Effective as of December 31, 2014, the Company permanently discontinued future benefit accruals and participation under the BEP and the SERP II. Service will continue to be recognized for vesting and retirement eligibility requirements under the BEP and SERP II.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan and other U.S. based retirement plans, other postretirement benefit plans including health care and life insurance plans covering domestic (“U.S.”) employees and the retirement plans for international operations (“Non-U.S.”), together with amounts included in its consolidated balance sheets and statements of operations:

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
(In millions)	2015	2014	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation at January 1	$726	$671	$274	$243	$15	$16
Service cost	3	28	1	2	—	—
Interest cost	27	31	8	10	1	—
Employee contributions	—	—	—	—	—	1
Plan curtailments	(1)	(42)	—	—	—	—
Plan settlements	(21)	(11)	(6)	—	—	—
Benefits paid	(29)	(23)	(5)	(5)	(1)	(2)
Foreign exchange translation	—	—	(16)	(22)	—	—
Actuarial loss (gain)	(18)	72	(22)	46	—	—
Other	—	—	1	—	—	—
Benefit obligation at December 31	$687	$726	$235	$274	$15	$15
Change in Plan Assets
Fair value of plan assets at January 1	$619	$563	$212	$207	$—	$—
Actual return on plan assets	(16)	55	4	19	—	—
Company contributions	22	35	5	5	1	1
Employee contributions	—	—	—	—	—	1
Plan settlements	(21)	(11)	(6)	—	—	—
Benefits paid	(29)	(23)	(5)	(5)	(1)	(2)
Foreign exchange translation	—	—	(10)	(14)	—	—
Fair value of plan assets at December 31	$575	$619	$200	$212	$—	$—
Funded Status of the Plan
Plan assets less than benefit obligation	$(112)	$(107)	$(35)	$(62)	$(15)	$(15)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
(In millions)	2015	2014	2015	2014	2015	2014
Amounts recognized in balance sheet:
Prepaid expenses and other assets	$—	$—	$29	$—	$—	$—
Accrued liabilities	$(112)	$(107)	$(64)	$(62)	$(15)	$(15)
Net obligation recognized in the balance sheet	$(112)	$(107)	$(35)	$(62)	$(15)	$(15)

Prior service credit	$1	$2	$—	$—	$—	$—
Net gain (loss)	(128)	(97)	(33)	(50)	1	1
Accumulated other comprehensive gain (loss)	(127)	(95)	(33)	(50)	1	1
Funded/(Unfunded) accrued pension or postretirement benefit	15	(12)	(2)	(12)	(16)	(16)
Net obligation recognized in the balance sheet	$(112)	$(107)	$(35)	$(62)	$(15)	$(15)

Total recognized in other comprehensive (income) loss	$31	$14	$(17)	$38	$—	$—
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$27	$33	$(20)	$35	$1	$1
Estimated amounts that will be amortized from accumulated other comprehensive (income) loss over the next fiscal year:
Net loss	$(8)	$(2)	$—	$(2)	$—	$—
Accumulated Benefit Obligation at December 31	$683	$720	$234	$272	N/A	N/A

Weighted-average assumptions as of December 31
Discount rate	4.3%	3.9%	3.6%	4.4%	4.2%	3.6%
Expected return on assets	7.2%	7.4%	6.1%	7.4%	—%	—%
Average rate of increase in compensation	4.3%	4.0%	2.6%	2.6%	—%	—%
Initial health care cost trend rate	N/A	N/A	N/A	N/A	6.9%	7.3%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	4.5%	4.5%
Number of years to ultimate trend rate	N/A	N/A	N/A	N/A	23	15
N/A - Not applicable

The discount rate used to determine the December 31, 2015 benefit obligations for U.S. pension plans is based on the rate from the Mercer Pension Discount Curve-Above Mean Yield that is appropriate for the duration of the Company's plan liabilities. For its plans outside the U.S., the discount rate reflects the market rates for an optimized subset of high-quality corporate bonds currently available. The discount rate in a country was determined based on a yield curve constructed from high quality corporate bonds in that country. The rate selected from the yield curve has a duration that matches its plan.

The expected return on plan assets for each funded plan is based on expected future investment returns considering the target investment mix of plan assets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense:

	Pension Benefits						Postretirement Benefits (U.S.)
	U.S.			Non-U.S.
	Years Ended December 31,
(In millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Components of Net Periodic
Service cost	$3	$28	$27	$1	$2	$3	$—	$—	$—
Interest cost	27	31	28	8	10	9	1	1	1
Expected return on plan assets	(40)	(40)	(36)	(15)	(15)	(13)	—	—	—
Net amortizations	2	2	7	2	—	—	—	—	—
Settlement loss	4	4	—	1	—	—	—	—	—
Curtailment gain	—	(10)	—	—	—	—	—	—	—
Special termination cost	—	4	—	—	—	—	—	—	—
Net pension and postretirement expense	$(4)	$19	$26	$(3)	$(3)	$(1)	$1	$1	$1
Weighted-average discount rate for expense (January 1)	3.9%	4.8%	4.0%	3.3%	3.2%	4.3%	3.8%	4.4%	3.6%
Weighted-average assumed long-term rate of return on assets (January 1)	7.4%	7.6%	7.6%	7.3%	7.4%	7.4%	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	7.3%	7.5%	7.8%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	4.5%	4.5%	4.5%
Number of years to ultimate trend rate	N/A	N/A	N/A	N/A	N/A	N/A	14	15	16
N/A - Not applicable

The net of tax loss in “Accumulated other comprehensive income (loss)” at December 31, 2015 and 2014 relating to pension benefits was $102 million and $101 million, respectively.

Changing the assumed health care cost trend rates by one percentage point is not expected to have a material impact on the total of service and interest cost components or on the postretirement benefit obligation.

The provisions charged to income for the years ended December 31, 2015, 2014 and 2013 for all other pension plans were approximately $12 million, $10 million and $10 million, respectively.

The provisions charged to income for the years ended December 31, 2015, 2014 and 2013 for the defined contribution plans were approximately $30 million, $18 million and $18 million, respectively.

Plan Assets

The Company has a long-term investment outlook for the assets held in the Company sponsored plans, which is consistent with the long-term nature of each plan's respective liabilities. The Company has two major plans which reside in the U.S. and the U.K.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The U.S. Plan (the “Plan”) currently has a target asset allocation of 65% equity and 35% fixed income. The equity portion of the Plan is invested in one passively managed S&P 500 index fund, one passively managed U.S. small/midcap fund, one actively managed international fund and one actively managed emerging markets fund. The fixed income portion of the Plan is actively managed by professional investment managers and is benchmarked to the Barclays Long Govt/Credit Index. The Plan assumes a 7.2% rate of return on assets expected long-term annual weighted-average for the Plan in total.

The U.K. Plan has a target allocation of 37.5% actively managed multi-asset funds, 27.5% passive equity funds and 35% passive bond funds.  The actively managed multi-asset funds are intended to deliver a long-term equity-like return but with reduced levels of volatility.  The target allocation for the passive bonds is 70% in index-linked government bonds and 30% in corporate bonds.  The target allocation for the equity funds are that 45% are held in U.K. Equities and the remainder diversified across global markets.  All of the invested assets of the U.K. Plan are held via pooled funds managed by professional investment managers. The U.K. Plan assumes a 6.1% rate of return on assets expected long-term weighted-average for the Plan in total.

The fair value measurements of the Company's U.S. pension plan assets are based upon significant observable inputs (Level 2) that reflect quoted prices for similar assets or liabilities in active markets. The fair value measurements of its U.S. pension plan assets relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories:

(In millions)	December 31, 2015	December 31, 2014
Asset Category
Short Term Investments	$7	$13
Equity Securities:
U.S. Large Cap	158	171
U.S. Mid Cap	36	50
U.S. Small Cap	45	38
International Large Cap	96	99
International Emerging Markets	29	29
Asset-Backed Securities	5	4
Fixed Income Securities:
U.S. Treasuries	61	63
Corporate Bonds	110	123
Government Bonds	9	10
Municipal Bonds	10	10
Real Estate (REITs)	9	9
Total fair value of pension plan assets	$575	$619

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's U.K. Plan accounts for $195 million of the $200 million in fair value of Non-U.S. plan assets at December 31, 2015. The fair value measurements of its U.K. pension plan assets are based upon significant observable inputs (Level 2) and relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories:

(In millions)	December 31, 2015		December 31, 2014
Asset Category	Level 1	Level 2	Level 1	Level 2
Actively Managed Multi-Asset Funds:
Diversified Growth Funds	$—	$75	$74	$—
Passive Equity Funds:
U.K. Equities	25	—	25	—
Overseas Equities	31	—	31	—
Passive Bond Funds:
Corporate Bonds	—	20	—	21
Index-Linked Gilts	—	44	—	50
Total fair value of pension plan assets	$56	$139	$130	$71

Contributions

The Company's policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, the Company makes contributions beyond those legally required. In 2015, the Company did not make any cash contributions to its U.S. qualified pension plan. In 2014, the Company made cash contributions to its U.S. qualified pension plan of $22 million.

In 2015, the Company made benefit payments to its U.S. non-qualified pension plans of $22 million. In 2014, the Company made benefit payments to its U.S. non-qualified pension plans of $13 million. The Company made a $3 million discretionary contribution to its United Kingdom defined benefit pension plan (the "U.K. Plan") during each of the years ended December 31, 2015 and 2014.

The Company does not anticipate contributing to the U.S. qualified pension plan during 2016. For the international plans the Company anticipates contributing $3 million during 2016. The level of 2016 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments:

(In millions)	Pension Benefits	Postretirement Benefits (U.S.)
2016	$48	$1
2017	48	1
2018	51	1
2019	54	1
2020	56	2
After 2020	302	6
	$559	$12

Multiemployer Pension Plans

The Company contributed to several multiemployer defined benefit pension plans under collective bargaining agreements that cover certain of its union-represented employees. The risks of participating in such plans are different from the risks of single-employer plans, in the following respects:

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company's participation in multiemployer plans for the annual period ended December 31, 2015 is outlined in the table below. For each plan that is individually significant to the Company, the following information is provided:

The “EIN / Pension Plan Number” column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service. The most recent Pension Protection Act Zone Status available is for plan year that ended in 2014. The zone status is based on information provided to the Company and other participating employers by each plan and is certified by the plan's actuary. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the Internal Revenue Code (the “Code”) and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status,” and is generally at least 80% funded.

The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2015.

The “Surcharge Imposed” column indicates whether the Company's contribution rate for 2015 included an amount in addition the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status,” in accordance with the requirements of the Code. The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributed to the plans.

For plans that are not individually significant to the Company, the total amount of contributions is presented in the aggregate.

	EIN /Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending /Implemented	Contributions by The Hertz Corporation (In millions)			Surcharge Imposed	Expiration Dates of Collective Bargaining Agreements
Pension Fund		2015	2014		2015	2014	2013
Western Conference of Teamsters	91-6145047	Green	Green	NA	$6	$6	$4	N/A	1/31/2014* - 10/1/2017
Other Plans*					6	4	4
Total Contributions					$12	$10	$8

N/A	Not applicable

*
Included in the Other Plans are contributions to the Local 1034 Pension Fund. The amount contributed by Hertz to the Local 1034 Pension Fund was reported as being more than 5% of total contributions to the plan, on the fund's Form 5500 for the year ended December 31, 2014.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Stock-Based Compensation

Plans

On February 28, 2008, the Company's Board of Directors adopted the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (the “Omnibus Plan”) which was approved by its stockholders at the annual meeting of stockholders held on May 15, 2008 and amended and restated on May 27, 2010. On October 15, 2015, the Company’s stockholders re-approved the material terms of the performance objectives under the Omnibus Plan, which allows the company to continue to grant equity incentive awards that are structured in a manner intended to qualify as tax-deductible, performance-based compensation under Section 162(m) of the Code. A maximum of 32,700,000 shares are reserved for issuance under the Omnibus Plan. The Omnibus Plan provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units and deferred stock units to key executives, employees and non-management directors. The Company also granted awards under the Hertz Global Holdings, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) and the Hertz Global Holdings, Inc. Director Stock Incentive Plan (the “Director Plan”), or (collectively, the “Prior Plans”).

The Omnibus Plan provides that no further awards will be granted pursuant to the Prior Plans. However, awards that had been previously granted pursuant to the Prior Plans will continue to be subject to and governed by the terms of the Prior Plans. As of December 31, 2015, there were 4,557,407 shares of its common stock underlying awards outstanding under the Prior Plans. In addition, as of December 31, 2015, there were 9,429,723 shares of its common stock underlying awards outstanding under the Omnibus Plan.

In addition to the 13,987,130 shares underlying outstanding awards as of December 31, 2015, the Company had 53,521,350 shares of its common stock available for issuance of which 12,633,685 shares are available under the Omnibus Plan, and 40,887,665 shares are available under the treasury stock. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose.

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

A summary of the total compensation expense and associated income tax benefits recognized under the Prior Plans and the Omnibus Plan, including the cost of stock options, RSUs, and PSUs, is as follows (in millions of dollars):

	Years Ended December 31,
(In millions)	2015	2014	2013
Compensation expense	$17	$11	$35
Income tax benefit	(7)	(4)	(14)
Total	$10	$7	$21

As of December 31, 2015, there was approximately $48 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan. The total unrecognized compensation cost is expected to be recognized over the remaining 1.9 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Stock Options and Stock Appreciation Rights

All stock options and stock appreciation rights granted under the Omnibus Plan will have a per-share exercise price of not less than the fair market value of one share of Hertz Holdings common stock on the grant date. Stock options and stock appreciation rights will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the compensation committee of the Company's Board

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of Directors. No stock options or stock appreciation rights will be exercisable after a maximum of ten years from the grant date.

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

The Company calculates the expected volatility on the historical movement of its stock price.

	Grants
Assumption	2015	2014	2013(a)
Expected volatility	41.4%	39.3%	N/A
Expected dividend yield	—%	—%	N/A
Expected term (years)	5	3	N/A
Risk-free interest rate	1.17%	0.96%	N/A
Weighted-average grant date fair value	$7.34	$7.14	N/A

(a)    No options were granted in 2013.

A summary of option activity under the Stock Incentive Plan and the Omnibus Plan as of December 31, 2015 is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2015	8,895,521	$12.62	3.6	$106
Granted	3,301,499	22.20	—	—
Exercised	(595,318)	7.88	—	—
Forfeited or Expired	(581,358)	21.70	—	—
Outstanding at December 31, 2015	11,020,344	14.88	3.0	26
Exercisable at December 31, 2015	8,185,899	12.42	2.6	26

A summary of non-vested options as of December 31, 2015, and changes during the year, is presented below.

	Non-vested Shares	Weighted- Average Exercise Price	Weighted- Average Grant- Date Fair Value
Non-vested as of January 1, 2015	689,242	$20.51	$6.81
Granted	3,301,499	22.20	7.48
Vested	(697,747)	20.44	6.80
Forfeited	(458,549)	23.26	7.75
Non-vested as of December 31, 2015	2,834,445	21.99	7.13

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information pertaining to option activity under the plans is as follows:

	Years Ended December 31,
(In millions)	2015	2014	2013
Aggregate intrinsic value of stock options exercised	$4	$24	$42
Cash received from the exercise of stock options	5	18	27
Fair value of options that vested	5	5	6
Tax benefit realized on exercise of stock options	—	1	1

Performance Stock, Performance Stock Units, Restricted Stock and Restricted Stock Units

Performance stock and performance stock units ("PSU") granted under the Omnibus Plan will vest based on the achievement of pre-determined performance goals over performance periods determined by the Compensation Committee. Each of the units granted under the Omnibus Plan represent the right to receive one share of the Company's common stock on a specified future date. In the event of an employee's death or disability, a pro rata portion of the employee's performance stock, performance stock units and performance units will vest to the extent performance goals are achieved at the end of the performance period. Restricted stock and restricted stock units ("RSU") granted under the Omnibus Plan will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the Compensation Committee.

A summary of the PSU activity under the Omnibus Plan as of December 31, 2015 is presented below.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2015	2,056,509	$19.90	$49
Granted	1,413,367	21.10	—
Vested	(614,902)	15.22	—
Forfeited or Expired	(1,223,671)	23.54	—
Outstanding at December 31, 2015	1,631,303	20.14	23

A summary of RSU activity under the Omnibus Plan as of December 31, 2015 is presented below.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2015	324,304	$19.38	$8
Granted	984,129	20.38	—
Vested	(251,715)	18.06	—
Forfeited or Expired	(80,912)	22.69	—
Outstanding at December 31, 2015	975,806	20.46	14

Additional information pertaining to RSU activity is as follows:

	Years Ended December 31,
	2015	2014	2013
Total fair value of awards that vested (In millions)	$5	$9	$13
Weighted average grant date fair value of awards	20.38	28.18	23.95

Compensation expense for PSUs and RSUs is based on the grant date fair value, and is recognized ratably over the vesting period. For grants in 2015, 2014 and 2013, the vesting period is three years. In addition to the service vesting condition, the PSUs had an additional vesting condition which called for the number of units that will be awarded being

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based on achievement of a certain level of Corporate EBITDA or other performance measures over the applicable measurement period.

Employee Stock Purchase Plan

The Company previously operated an Employee Stock Purchase Plan ("ESPP") for certain eligible employees. The plan was suspended in 2014.

Note 9—Tangible Asset Impairments and Asset Write-downs

During 2015, the Company deemed its former Dollar Thrifty headquarters in Tulsa, Oklahoma, which is part of the U.S. Car Rental segment, as held for sale. The Company performed an impairment assessment and recorded a charge of $6 million which is included in selling, general and administrative expense in the Company's statement of operations. The building was sold in December 2015.

Also during 2015, the Company deemed a building in its U.S. Car Rental segment to be held for sale. The Company performed an impairment assessment and recorded a charge of $5 million. The Company also reassessed the carrying value of a held for sale corporate asset and recorded a charge of $3 million. The corporate asset was sold in April 2015. These charges are included in other (income) expense, net in the Company's statement of operations.

Additionally, during 2015, the Company recorded $16 million in charges associated with U.S. Car Rental service equipment and assets deemed to have no future use, of which $9 million is included in direct operating expense and $7 million is included in other (income) expense, net in the Company's statement of operations.

During 2014, the Company deemed certain revenue earning equipment in its equipment rental business as held for sale. The Company performed an impairment assessment and recorded a charge of $10 million. In addition, the Company recorded $10 million in charges to write-off assets associated with a terminated business relationship. These charges are included in direct operating expense in the Company's statement of operations.

Also during 2014, the Company deemed its previous corporate headquarters building to be held for sale. The Company performed an impairment assessment and recorded a charge of $13 million which is included in selling, general and administrative expense in the Company's statement of operations. The Company also recorded $14 million in charges to write-down service equipment that was deemed to have no future use which is included in other (income) expense, net in the Company's statement of operations.

During 2013, Franchise Services of North America, Inc., the parent of Simply Wheelz LLC ("Simply Wheelz") the owner and operator of Hertz’s divested Advantage brand, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, Hertz performed an impairment analysis of the vehicles subleased to Simply Wheelz and recorded an impairment charge of $40 million which is included in other (income) expense, net in the Company's statement of operations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Lease and Concession Agreements

Noncancellable Operating Leases and Concession Agreements

The Company has various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and real estate leases under which the following amounts were expensed:

	Years ended December 31,
(In millions)	2015	2014	2013
Rents	$189	$185	$185
Concession fees:
Minimum fixed obligations	367	416	405
Additional amounts, based on revenues	344	301	295
Total	900	902	885
Sublease income	(5)	(4)	(5)
Total	$895	$898	$880

As of December 31, 2015, minimum net obligations under existing agreements referred to above approximate the following:

(In millions)	Rents	Concessions
2016	$219	$291
2017	184	252
2018	149	199
2019	106	147
2020	69	106
After 2020	256	483
Total	$983	$1,478

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

In addition to the rents mentioned above, the Company has various leases on revenue earning equipment and office, computer and other equipment under which the following amounts were expensed:

	Years Ended December 31,
(In millions)	2015	2014	2013
Revenue earning equipment	$72	$80	$81
Office, computer and other equipment	18	19	17
Total	$90	$99	$98

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2015, minimum obligations under existing agreements for revenue earning equipment and office, computer and other equipment approximate the following:

(In millions)
2016	$14
2017	10
2018	5
2019	4
2020	4
After 2020	4
Total	$41

Commitments under capital leases within the Company's vehicle rental programs are included in Note 6, "Debt."

Note 11—Restructuring

As part of the Company's ongoing effort to implement its strategy of reducing operating costs, as well as the integration of Dollar Thrifty the Company incurred the following restructuring costs:

	Years Ended December 31,
(In millions)	2015	2014	2013
By Type:
Termination benefits	$16	$30	$42
Impairments and asset write-downs	2	23	—
Facility closure and lease obligation costs	19	15	15
Relocation costs and temporary labor costs	(4)	9	19
Other	—	1	1
Total	$33	$78	$77

	Years Ended December 31,
(In millions)	2015	2014	2013
By Caption:
Direct operating	$20	$35	$28
Selling, general and administrative	13	43	49
Total	$33	$78	$77

	Years Ended December 31,
(In millions)	2015	2014	2013
By Segment:
U.S. Car Rental	$23	$27	$23
International Car Rental	6	19	19
Worldwide Equipment Rental	4	5	8
Corporate	—	27	27
Total	$33	$78	$77

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the activity affecting the restructuring accrual during the years ended December 31, 2015 and 2014. The Company expects to pay the remaining restructuring obligations relating to termination benefits over the next twelve months. The remainder of the restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

(In millions)	Termination Benefits	Other	Total
Balance as of December 31, 2013	$20	$28	$48
Charges incurred	30	48	78
Cash payments	(28)	(25)	(53)
Other non-cash changes(a)	(1)	(29)	(30)
Balance as of December 31, 2014	$21	$22	$43
Charges incurred	16	17	33
Cash payments	(26)	(16)	(42)
Other non-cash changes (b)	(1)	(6)	(7)
Balance as of December 31, 2015	$10	$17	$27

(a)
Decrease in 2014 primarily consists of $10 million related to the write-down of assets associated with a terminated business relationship and $13 million related to the impairment of the Company's former corporate headquarters building in New Jersey which were recorded in direct operating and selling, general and administrative expenses, respectively.

(b)	Decrease in 2015 primarily consists of $4 million related to the write-down of assets deemed to have no future use in the Company's U.S. Car Rental segment.

Note 12—Taxes on Income (Loss)

The components of income (loss) before income taxes for the periods were as follows:

	Years Ended December 31,
(In millions)	2015	2014	2013
Domestic	$27	$(193)	$497
Foreign	314	170	106
Total income (loss)	$341	$(23)	$603

The total provision (benefit) for taxes on income (loss) consists of the following:

	Years Ended December 31,
(In millions)	2015	2014	2013
Current:
Federal	$6	$1	$(7)
Foreign	58	45	60
State and local	1	7	21
Total current	65	53	74
Deferred:
Federal	40	(19)	197
Foreign	(42)	9	16
State and local	5	16	14
Total deferred	3	6	227
Total provision	$68	$59	$301

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal items of the U.S. and foreign net deferred tax assets and liabilities are as follows:

	December 31,
(In millions)	2015	2014
Deferred Tax Assets:
Employee benefit plans	$74	$82
Net operating loss carry forwards	1,705	1,936
Federal, state and foreign local tax credit carry forwards	47	26
Accrued and prepaid expenses	281	263
Total Deferred Tax Assets	2,107	2,307
Less: Valuation Allowance	(151)	(231)
Total Net Deferred Tax Assets	1,956	2,076
Deferred Tax Liabilities:
Depreciation on tangible assets	(3,349)	(3,489)
Intangible assets	(1,417)	(1,415)
Total Deferred Tax Liabilities	(4,766)	(4,904)
Net Deferred Tax Liability	$(2,810)	$(2,828)

As of December 31, 2015, deferred tax assets of $1,392 million were recorded for unutilized U.S. Federal Net Operating Losses (“NOL") carry forwards of $3,979 million. The total Federal NOL carry forwards are $4,118 million of which $139 million relate to excess tax deductions associated with stock compensation plans, which have yet to reduce taxes payable. Upon the utilization of these carry forwards, the associated tax benefits of approximately $49 million will be recorded to "additional paid-in capital". The Federal NOLs begin to expire in 2029. State NOLs exclusive of the effects of the excess tax deductions, have generated a deferred tax asset of $178 million. As of December 31, 2015, a valuation allowance of $22 million was recorded against these deferred tax assets because they relate to separate states that have historical losses where it is more likely than not that the NOL carry forwards may not be utilized in the future. The state NOLs expire over various years beginning in 2016 depending upon when they were generated and the particular jurisdiction.

As of December 31, 2015, deferred tax assets of $135 million were recorded for foreign NOL carry forwards of $550 million. A valuation allowance of $129 million at December 31, 2015 was recorded against these deferred tax assets because those assets relate to jurisdictions that have historical losses and it is more likely than not that a portion of the NOL carry forwards may not be utilized in the future.

The foreign NOL carry forwards of $550 million include $484 million which have an indefinite carry forward period and associated deferred tax assets of $117 million. The remaining foreign NOLs of $66 million are subject to expiration beginning in 2016 and have associated deferred tax assets of $18 million.

In determining the valuation allowance, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with ASC 740-10, “Accounting for Income Taxes”. This assessment included the evaluation of cumulative earnings and losses in recent years, scheduled reversals of net deferred tax liabilities, the availability of carry forwards and the remaining period of the respective carry forward, future taxable income and any applicable tax-planning strategies that are available.

The Company released valuation allowances on losses in Spain and Italy in the amounts $28 million and $5 million, respectively. This was based on an evaluation of cumulative earnings and positive projections of income that are available to utilize such losses. Based on the assessment, as of December 31, 2015, total valuation allowances of $151 million were recorded against deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not the remaining deferred tax assets of $1,956 million will be realized and as such no valuation allowance has been provided on these assets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2015, deferred tax assets of $47 million were recorded for U.S. federal alternative minimum tax ("AMT") credits and various state tax credits. The state tax credits expire over various years beginning in 2018 depending upon when they were generated and the particular jurisdiction. The carryover period for the AMT credits is indefinite.

The significant items in the reconciliation of the statutory and effective income tax rates consisted of the following:

	Years Ended December 31,
	2015	2014	2013
Statutory Federal Tax Rate	35%	35%	35%
Foreign tax rate differential	(8)	69	(3)
State and local income taxes, net of federal income tax benefit	1	(11)	5
Change in state statutory rates, net of federal income tax benefit	2	(52)	—
Federal and foreign permanent differences	3	(52)	5
Withholding taxes	2	(36)	2
Uncertain tax positions	(2)	(45)	(1)
Change in valuation allowance	(14)	(74)	7
Benefit from sale of non-U.S. operations	(6)	—	—
All other items, net	7	(91)	—
Effective Tax Rate	20%	(257)%	50%

The effective tax rate for the year ended December 31, 2015 was 20% as compared to (257)% for the year ended December 31, 2014, with an income tax provision of $68 million and $59 million, respectively. The $9 million increase in the tax provision is due to an increase in pretax earnings, the composition of earnings by jurisdiction, a decrease in the valuation allowance relating to losses in certain non-U.S. jurisdictions, and a decrease in unrecognized tax benefits accrued during the year. The year ended December 31, 2015 also includes an income tax benefit for an excess tax loss over a book gain realized on sale of operations in France and Spain.

The effective tax rate for the year ended December 31, 2014 was (257)% as compared to 50% in the year ended December 31, 2013. The provision for taxes on income decreased $242 million, primarily due to lower income before income taxes, changes in geographic earnings mix, and decreased state and local tax rates and a decrease in the valuation allowance relating to losses in certain non-U.S. jurisdictions for which tax benefits are not realized, offset by an increase in unrecognized tax benefits accrued during the year and non-deductible transaction costs.

As of December 31, 2015, the Company's foreign subsidiaries have $717 million of undistributed earnings which could be subject to taxation if repatriated. Due to the Company's legal structure, the foreign earnings subject to taxation upon distribution could be less. Deferred tax liabilities, to the extent they exist, have not been recorded for such earnings because it is management’s current intention to permanently reinvest such undistributed earnings offshore. Due to the uncertainty caused by the various methods in which such earnings could be repatriated, and because of the potential availability of U.S. foreign tax credits (“FTCs”) it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. However, if such earnings were repatriated and subject to taxation at the maximum current U.S. federal tax rate, the tax liability would be approximately $277 million, which includes the net impact of foreign withholding taxes, but excludes the impact of potential FTCs and other possible alternatives that could reduce the tax liability. The Company would consider and pursue appropriate alternatives to reduce the tax liability if, in the future, undistributed earnings are repatriated to the United States, or it is determined such earnings will be repatriated in the foreseeable future.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2015, total unrecognized tax benefits were $81 million, of which $6 million, if settled, would negatively impact the effective tax rate in future periods because of correlative adjustments associated with these liabilities. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2015	2014	2013
Balance at January 1	$57	$11	$19
Increase (Decrease) attributable to tax positions taken during prior periods	16	4	(7)
Increase (Decrease) attributable to tax positions taken during the current year	9	42	3
Decrease attributable to settlements with taxing authorities	(1)	—	(4)
Balance at December 31	$81	$57	$11
The Company conducts business globally and, as a result, files one or more income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The open tax years for these jurisdictions span from 2003 to 2015. The Internal Revenue Service completed their audit of the Company's 2007 to 2009 and surveyed 2010 and 2011 tax returns and had no changes to the previously filed tax returns. Several U.S. state and other non-U.S. jurisdictions are under audit. With regard to these audits, it is reasonably possible that the amount of unrecognized tax benefits may change as the result of the completion of ongoing examinations, the expiration of the statute of limitations or other unforeseen circumstances. At this time, an estimate of the range of the reasonably possible change cannot be made. It is reasonable that approximately $1 million of unrecognized tax benefits may reverse within the next twelve months due to settlement with the relevant non-U.S. taxing authorities.

Net, after-tax interest and penalties related to the liabilities for unrecognized tax benefits are classified as a component of “Provision for taxes on income (loss)” in the consolidated statement of operations. During the years ended December 31, 2015, 2014 and 2013, approximately $4 million, $1 million and $(1) million, respectively, in net, after-tax interest and penalties were recognized. As of December 31, 2015 and 2014, approximately $6 million and $3 million, respectively, of net, after-tax interest and penalties were accrued in the Company's consolidated balance sheet within "Accrued taxes."

Note 13—Financial Instruments

The Company employs established risk management policies and procedures, which seek to reduce the Company’s commercial risk exposure to fluctuations in commodity prices, interest rates and currency exchange rates. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The Company monitors counterparty credit risk, including lenders, on a regular basis, but cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, in the event of default under the Company’s master derivative agreements, the non-defaulting party generally has the option to set-off any amounts owed with regard to open derivative positions.

The Company has the following risk exposures that it has historically used financial instruments to manage. None of the instruments have been designated in a hedging relationship as of December 31, 2015 and 2014.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contracts. The Company experiences currency risks in its global operations as a result of various factors including intercompany local currency denominated loans, rental operations in various currencies and purchasing fleet in various currencies.

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(a)		Liability Derivatives(a)
	Years Ended December 31,		Years Ended December 31,
(In millions)	2015	2014	2015	2014
Interest rate caps	$9	$25	$9	$25
Foreign currency forward contracts	3	6	1	2
Total	$12	$31	$10	$27
(a)    All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" in the Company's consolidated balance sheets.

The following table summarizes the gains and (losses) on financial instruments for the period indicated:

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
(In millions)		2015	2014	2013
Gasoline swaps	Direct operating	$—	$—	$2
Interest rate caps	Selling, general and administrative	—	(2)	(1)
Foreign currency forward contracts	Selling, general and administrative	(20)	(1)	(22)
Total		$(20)	$(3)	$(21)

While the Company's foreign currency forward contracts and certain interest rate caps are subject to enforceable master netting agreements with their counterparties, the Company does not offset the derivative assets and liabilities in its consolidated balance sheets.

The impact of offsetting derivative instruments is depicted below as of December 31, 2015:

Prepaid Expenses and Other Assets: (In millions)	Gross assets	Gross assets offset in Balance Sheet	Net recognized assets in Balance Sheet	Gross Financial Instruments not offset in Balance Sheet	Net Amount
Interest rate caps	$9	$—	$9	$—	$9
Foreign currency forward contracts	3	—	3	—	3
Total	$12	$—	$12	$—	$12

Accrued Liabilities: (In millions)	Gross liabilities	Gross liabilities offset in Balance Sheet	Net recognized liabilities in Balance Sheet	Gross Financial Instruments not offset in Balance Sheet	Net Amount
Interest rate caps	$9	$—	$9	$—	$9
Foreign currency forward contracts	1	—	1	—	1
Total	$10	$—	$10	$—	$10

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact of offsetting derivative instruments is depicted below as of December 31, 2014:

Prepaid Expenses and Other Assets: (In millions)	Gross assets	Gross assets offset in Balance Sheet	Net recognized assets in Balance Sheet	Gross Financial Instruments not offset in Balance Sheet	Net Amount
Interest rate caps	$25	$—	$25	$—	$25
Foreign currency forward contracts	6	—	6	(3)	3
Total	$31	$—	$31	$(3)	$28

Accrued Liabilities: (In millions)	Gross liabilities	Gross liabilities offset in Balance Sheet	Net recognized liabilities in Balance Sheet	Gross Financial Instruments not offset in Balance Sheet	Net Amount
Interest rate caps	$25	$—	$25	$(1)	$24
Foreign currency forward contracts	2	—	2	(2)	—
Total	$27	$—	$27	$(3)	$24

Note 14—Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of cash, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments. The

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company's assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecasted cash flows) inputs. See Note 2, "Summary of Critical and Significant Accounting Policies — Recoverability of Goodwill and Intangible Assets," for more information on the application of the use of fair value methodology.

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

The following table summarizes the ending balances of the Company's cash equivalents and investments.

	December 31, 2015				December 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$195	$49	$—	$244	$146	$—	$—	$146
Equity and other securities	—	111	—	111	—	96	—	96
Total	$195	$160	$—	$355	$146	$96	$—	$242

CAR Inc.

As further described in Note 3, "Acquisitions and Divestitures," the Company holds an equity investment in CAR Inc. of 10.2% and 16.2% as of December 31, 2015 and December 31, 2014, respectively. The Company's net investment balance was approximately $180 million and $264 million as of December 31, 2015 and December 31, 2014, respectively, and is included in "Prepaid expenses and other assets" in the accompanying consolidated balance sheets. The fair value of the investment using quoted market prices (Level 1) was approximately $406 million and $514 million as of December 31, 2015 and December 31, 2014, respectively.

Financial Instruments

The fair value of the Company's financial instruments as of December 31, 2015 and 2014 are shown in Note 13, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Debt Obligations

The fair value of the Company's debt is estimated based on quoted market rates as well as borrowing rates currently available for loans with similar terms and average maturities (Level 2 inputs).

	As of December 31, 2015		As of December 31, 2014
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Corporate Debt	$6,055	$6,134	$6,428	$6,468
Fleet Debt	9,857	9,854	9,569	9,595
Total	$15,912	$15,988	$15,997	$16,063

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities measured at fair value during the year ended December 31, 2015 are as follows:

(In millions)	Balance	Level 1	Level 2	Level 3	Total Loss Adjustments
Long-lived assets held for sale	$25	$—	$—	$25	$5

The assets and liabilities measured on a non-recurring basis include long-lived assets that are held for sale. Refer to the impairment disclosures in Note 9, "Tangible Asset Impairments and Asset Write-downs," for further information regarding loss adjustments for certain of the assets included in the table above.

Note 15—Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss) balance by component (net of tax) are as follows:

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses on Terminated Net Investment Hedges	Unrealized Gains on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2015	$(101)	$5	$(19)	$—	$(115)
Other comprehensive income (loss) before reclassification	(8)	(87)	—	—	(95)
Amounts reclassified from accumulated other comprehensive loss	7	(42)	—	—	(35)
Balance as of December 31, 2015	$(102)	$(124)	$(19)	$—	$(245)

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses on Terminated Net Investment Hedges	Unrealized Gains on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2014	$(58)	$62	$(19)	$21	$6
Other comprehensive (loss) before reclassification	(34)	(57)	—	(14)	(105)
Amounts reclassified from accumulated other comprehensive income (loss)	(9)	—	—	(7)	(16)
Balance as of December 31, 2014	$(101)	$5	$(19)	$—	$(115)

Note 16—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on the Company's balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

administrative costs. At December 31, 2015 and 2014, the Company's liability recorded for public liability and property damage matters was $402 million and $385 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions, and that the Company may prudently rely on this information to determine the estimated liability. The liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Other Matters

From time to time the Company is a party to various legal proceedings. The Company has summarized below, the most significant legal proceedings to which the Company was and/or is a party to during 2015 or the period after December 31, 2015 but before the filing of this Annual Report.

Concession Fee Recoveries - In October 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company (“Enterprise”) was filed in the U.S. District Court for the District of Nevada (Enterprise became a defendant in a separate action which they have now settled.) The Sobel case is a consumer class action on behalf of all persons who rented cars from Hertz at airports in Nevada and were separately charged airport concession recovery fees by Hertz as part of their rental charges during the class period. In October 2014, the court entered final judgement against the Company and directed Hertz to pay the class approximately $42 million in restitution and $11 million in prejudgment interest, and to pay attorney's fees of $3.1 million with an additional $3.1 million to be paid from the restitution fund. In December 2014, Hertz timely filed an appeal of that final judgment with the U.S. Court of Appeals for the Ninth Circuit and the plaintiffs cross appealed the court's judgment seeking to challenge the lower court's ruling that Hertz did not deceive or mislead the class members. The matter has now been fully briefed by the parties. No oral argument date has been set. The Company continues to believe the outcome of this case will not be material to its financial condition, results of operations or cash flows.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. Since then the complaint has been amended several times. The complaint, as amended, alleges that Hertz Holdings made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 14, 2013 through to July 16, 2015, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs seek an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. On November 4, 2015 Hertz Holdings filed its motion to dismiss and on February 2, 2016 the plaintiffs filed their response and a Motion for Leave to File a Proposed Fourth Amended Complaint to address standing issues associated with the lead plaintiff. Hertz Holdings believes that it has valid and meritorious defenses and it intends to vigorously defend against the complaint, but litigation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. It is possible that this matter could be decided unfavorably to Hertz Holdings. However, Hertz Holdings is currently unable to estimate the range of these possible losses, but they could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

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

Governmental Investigations - In June 2014, the Company was advised by the staff of the New York Regional Office of the SEC that it is investigating the events disclosed in certain of the Company’s filings with the SEC. In addition, in December 2014 a state securities regulator requested information regarding the same events. The investigations generally involve the restatements included in the Company's 2014 Form 10-K and related accounting for prior periods. The Company has and intends to continue to cooperate with both the SEC and state requests. Due to the stage at which the proceedings are, Hertz is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which may be material. Among other matters, the restatements included in the Company’s 2014 Form 10-K addressed a variety of accounting matters involving the Company’s Brazil rental car operations. The Company has identified certain activities in Brazil that may raise issues under the Foreign Corrupt Practices Act and local laws, which the Company has self-reported to appropriate government entities. At this time, the Company is unable to predict the outcome of this issue or estimate the range of reasonably possible losses, which could be material.

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

French Road Tax - The French Tax Authority has challenged the historic practice of several rental car companies, including Hertz France, of registering vehicles in jurisdictions where it is established and where the road tax payable with respect to those vehicles is lower than the road tax payable in the jurisdictions where the vehicles will primarily be used.  In respect of a period in 2005, the Company has unsuccessfully appealed the French Tax assessment to the highest Administrative court in France.  In respect of a period from 2003 to 2005, following an adverse judgment, the Company appealed the French Tax Authority’s assessment to the Civil Court of Appeal.  This appeal is currently awaiting judgment.  In the third quarter of 2015, following an adverse decision against another industry participant involved in a similar action, the Company has recorded charges with respect to this matter of approximately $23 million during 2015.

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

Indemnification Obligations

In the ordinary course of business, the Company executed contracts involving indemnification obligations customary in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These indemnification obligations might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Specifically, the Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. In addition, Hertz has entered into customary indemnification agreements with Hertz Holdings, those certain private investment funds (collectively, the "Sponsors") who through Hertz Investors Inc., acquired all of Hertz common stock from Ford Holdings LLC in 2006 and former stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, its former stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. The Company has also entered into customary indemnification agreements with each of its directors. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnification obligations and have accrued for expected losses that are probable and estimable.

Note 17—Related Party Transactions

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

Pursuant to the Nomination and Standstill Agreement, Mr. Vincent J. Intrieri, Mr. Samuel Merskamer and Mr. Daniel A. Ninivaggi (collectively, the “Icahn Designees”) were appointed to the Board of Directors of Hertz Holdings as Class II, Class I and Class I directors respectively effective as of September 15, 2014.  Messrs. Intrieri, Merksamer and Ninivaggi were also appointed to the Board of Directors of Hertz. Pursuant to the Nomination and Standstill Agreement, so long as an Icahn Designee is a member of the Board, the Board will not be expanded to greater than ten directors without the approval from the Icahn Designees then on the Board. In addition, pursuant to the Nomination and Standstill Agreement, subject to certain restrictions and requirements, the Icahn Group will have certain replacement rights in the event an Icahn Designee resigns or is otherwise unable to serve as a director (other than as a result of not being nominated by Hertz Holdings for an annual meeting subsequent to Hertz Holdings' 2015 annual meeting of stockholders).

Until the date that no Icahn Designee is a member of the Board (or otherwise deemed to be on the Board pursuant to the terms of the Nomination and Standstill Agreement) (the “Board Representation Period”), the Icahn Group agrees to vote all of its shares of common stock of Hertz Holdings in favor of the election of all of Hertz Holdings’ director nominees at each annual or special meeting of Hertz Holdings. Also pursuant to the Nomination and Standstill Agreement, during the Board Representation Period, and subject to limited exceptions, the Icahn Group will adhere to certain standstill obligations, including the obligation to not solicit proxies or consents or influence others with respect to the same. The Icahn Group further agrees that during the Board Representation Period, subject to certain limited exceptions, the Icahn Group will not acquire or otherwise beneficially own more than 20% of Hertz Holdings’ outstanding voting securities.

In addition, pursuant to the Nomination and Standstill Agreement, the Board agreed not to create a separate executive committee of the board so long as an Icahn Designee is a member of the Board.

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
Other Relationships

In connection with its car and equipment rental businesses, the Company enters into millions of rental transactions every year involving millions of customers. In order to conduct those businesses, the Company also procures goods and services from thousands of vendors. Some of those customers and vendors may be affiliated with members of the Company's Board. The Company believes that all such rental and procurement transactions have been conducted on an arms‑length basis and involved terms no less favorable to the Company than those that it believes would have been obtained in the absence of such affiliation. It is Company management’s policy to bring to the attention of its Board any transaction with a related party, even if the transaction arises in the ordinary course of business, if the terms of the transaction would be less favorable to the Company than those to which it would agree to in normal commercial circumstances.

Note 18—Equity and Earnings (Loss) Per Share

Share Repurchase Program

In March 2014, the Company announced a $1 billion share repurchase program (the "2014 share repurchase program"). The program replaced the $300 million share repurchase program that the Company announced in 2013, under which the Company repurchased 4 million shares of its common stock at an aggregate purchase price of $87 million during the year ended December 31, 2013. The 2014 share repurchase program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets and other factors. Share repurchases may be commenced or suspended at any time or from time to time without prior notice. During 2015, the Company repurchased 37 million shares at an aggregate purchase price of approximately $605 million under the 2014 share repurchase program. Repurchases are included in treasury stock in the accompanying condensed consolidated balance sheets as of December 31, 2015. As of December 31, 2015, the approximate dollar value of shares that may yet be purchased under the 2014 share repurchase program is $396 million.

Earnings (Loss) Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
(In millions, except per share data)	2015	2014	2013
Basic and diluted earnings per share:
Numerator:
Net income (loss), basic	$273	$(82)	$302
Interest on Convertible Senior Notes, net of tax(a)	—	—	8
Net income (loss), diluted	$273	$(82)	$310
Denominator:
Basic weighted average common shares	452	454	422
Stock options, RSUs and PSUs	4	—	7
Issuance of common stock upon conversion of Convertible Senior Notes	—	—	35
Weighted average shares used to calculate diluted earnings per share	456	454	464
Antidilutive stock options, RSUs, PSUs and conversion shares	4	11	—
Earnings per share:
Basic	$0.60	$(0.18)	$0.72
Diluted	$0.60	$(0.18)	$0.67

(a)
Represents interest during the period related to amounts outstanding under the Hertz Holdings' 5.25% Convertible Senior Notes due in June 2014. Any amounts not previously converted matured in June 2014 in accordance with the terms.

Note 19—Segment Information

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

•
International Car Rental - rental and leasing of cars, crossovers and light trucks, as well as ancillary products and services, internationally and consists of the Company's Europe and Other International operating segments, which are aggregated into a reportable segment based primarily upon similar economic characteristics, products and services, customers, delivery methods and general regulatory environments;

•	Worldwide Equipment Rental - rental of industrial construction, material handling and other equipment and consists of the Company's worldwide equipment rental operating segment; and

•
All Other Operations - includes the Company's Donlen operating segment which provides fleet leasing and fleet management services and is not considered a separate reportable segment in accordance with applicable accounting standards, together with other business activities.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

When evaluating the Company's operating performance, investors should not consider adjusted pre-tax income (loss) in isolation of, or as a substitute for, measures of the Company's financial performance, such as net income (loss) or income (loss) before income taxes.

The contribution of the Company's reportable segments to revenues and adjusted pre-tax income (loss) and the reconciliation to consolidated amounts are summarized below.

	Years Ended December 31,
(In millions)	2015	2014	2013
Revenues
U.S. car rental	$6,286	$6,471	$6,331
International car rental	2,148	2,436	2,378
Worldwide equipment rental	1,518	1,571	1,539
All other operations	583	568	527
Total	$10,535	$11,046	$10,775
Adjusted pre-tax income(a)
U.S. car rental	$551	$387	$1,033
International car rental	215	144	134
Worldwide equipment rental	189	258	301
All other operations	68	62	58
Corporate	(451)	(448)	(430)
Total	$572	$403	$1,096
Depreciation of revenue earning equipment and lease charges, net
U.S. car rental	$1,572	$1,758	$1,281
International car rental	398	492	528
Worldwide equipment rental	329	329	299
All other operations	463	455	425
Total	$2,762	$3,034	$2,533
Depreciation and amortization, non-fleet assets
U.S. car rental	$209	$222	$207
International car rental	37	41	37
Worldwide equipment rental	77	75	74
All other operations	10	11	10
Corporate	19	17	11
Total	$352	$366	$339
Interest expense, net
U.S. car rental	$165	$172	$187
International car rental	70	95	113
Worldwide equipment rental	57	53	46
All other operations	10	12	14
Corporate	320	316	347
Total	$622	$648	$707

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
(In millions)	2015	2014	2013
Revenue earning equipment and capital assets, non-fleet
U.S. car rental:
Expenditures	$(7,930)	$(6,175)	$(6,242)
Proceeds from disposals	6,280	4,530	4,385
Net expenditures	$(1,650)	$(1,645)	$(1,857)
International car rental:
Expenditures	$(2,887)	$(3,165)	$(2,640)
Proceeds from disposals	2,412	2,531	2,251
Net expenditures	$(475)	$(634)	$(389)
Worldwide equipment rental:
Expenditures	$(670)	$(658)	$(694)
Proceeds from disposals	156	197	141
Net expenditures	$(514)	$(461)	$(553)
All other operations:
Expenditures	$(1,397)	$(1,611)	$(1,012)
Proceeds from disposals	841	1,010	556
Net expenditures	$(556)	$(601)	$(456)
Corporate:
Expenditures	$(101)	$(54)	$(28)
Proceeds from disposals	49	34	4
Net expenditures	$(52)	$(20)	$(24)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(In millions)	2015	2014
Total assets at end of year
U.S. car rental	$13,614	$13,712
International car rental	3,007	3,358
Worldwide equipment rental	3,809	3,836
All other operations	1,522	1,458
Corporate	1,406	1,621
Total	$23,358	$23,985
Revenue earning equipment, net, at end of year
U.S. car rental	$7,600	$8,070
International car rental	1,858	1,904
Worldwide equipment rental	2,382	2,442
All other operations	1,288	1,237
Total	$13,128	$13,653
Property and equipment, net, at end of year
U.S. car rental	$730	$789
International car rental	135	155
Worldwide equipment rental	247	265
All other operations	5	6
Corporate	131	107
Total	$1,248	$1,322

The Company operates in the United States and in international countries. International operations are substantially in Europe. The operations within major geographic areas are summarized below:

	Years Ended December 31,
(In millions)	2015	2014	2013
Revenues
United States	$8,066	$8,158	$7,921
International	2,469	2,888	2,854
Total	$10,535	$11,046	$10,775

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(In millions)	2015	2014
Total assets at end of year
United States	$18,886	$19,077
International	4,472	4,908
Total	$23,358	$23,985
Revenue earning equipment, net, at end of year
United States	$10,938	$11,235
International	2,190	2,418
Total	$13,128	$13,653
Property and equipment, net, at end of year
United States	$1,081	$1,118
International	167	204
Total	$1,248	$1,322

(a)	The following table reconciles adjusted pre-tax income to income before income taxes.

	Years Ended December 31,
(In millions)	2015	2014	2013
Adjusted pre-tax income (loss):
U.S. car rental	$551	$387	$1,033
International car rental	215	144	134
Worldwide equipment rental	189	258	301
All other operations	68	62	58
Total reportable segments	1,023	851	1,526
Corporate (1)	(451)	(448)	(430)
Consolidated adjusted pre-tax income (loss)	572	403	1,096
Adjustments:
Acquisition accounting(2)	(124)	(132)	(132)
Debt-related charges(3)	(63)	(53)	(68)
Restructuring and restructuring related charges(4)	(96)	(159)	(99)
Acquisition related costs and charges(5)	(3)	(10)	(19)
Integration expenses(6)	(5)	(9)	(43)
Equipment Rental spin-off costs(7)	(35)	(39)	—
Relocation costs(8)	(5)	(9)	(7)
Premiums paid on debt(9)	—	—	(29)
Loss on extinguishment of debt(10)	—	(1)	(35)
Sale of CAR Inc. common stock(11)	133	—	—
Gain on divestitures(12)	51	—	—
Impairment charges and asset write-downs(13)	(57)	(34)	(40)
Other(14)	(27)	20	(21)
Income (loss) before income taxes	$341	$(23)	$603

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Represents the increase in amortization of other intangible assets, depreciation of property and equipment and accretion of revalued liabilities relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred debt financing costs and debt discounts and premiums.

(4)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP. For further information on restructuring costs, see Note 11 "Restructuring," to the Notes to our consolidated financial statements. Also represents incremental costs incurred directly supporting the Company's business transformation initiatives. Such costs include transition costs incurred in connection with its business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Amounts in 2015 and 2014 also includes consulting costs and legal fees related to the accounting review and investigation, one time costs to terminate certain marketing and co-branding agreements, and costs associated with the separation of certain executives during the year.

(5)	Acquisition related costs and charges during the period.

(6)	Primarily represents Dollar Thrifty integration related expenses.

(7)
Represents expenses associated with the anticipated HERC spin-off transaction announced in March 2014. In 2015, $26 million were incurred by HERC and $9 million by Corporate. In 2014, $28 million were incurred by HERC and $11 million by Corporate.

(8)
Represents non-recurring costs incurred in connection with the relocation of the Company's corporate headquarters to Estero, Florida that were not included in restructuring expenses. Such expenses primarily include duplicate facility rent, certain moving expenses, and other costs that are direct and incremental due to the relocation.

(9)	In 2013, represents premiums paid to redeem the Company's 8.50% Former European Fleet Notes.

(10)	In 2013, represents extinguishment of debt for Senior Convertible Notes.

(11)	In 2015, represents the pre-tax gain on the sale of approximately 138 million shares of CAR Inc. common stock.

(12)	In 2015, represents the pre-tax gain on the sale of our HERC France and Spain businesses.

(13)
In 2015, primarily comprised of a $40 million write down of the HERC trade name. Also includes a $6 million impairment on the former Dollar Thrifty headquarters in Tulsa, Oklahoma, a $5 million impairment on a building in the U.S. Car Rental segment, $3 million impairment on a held for sale corporate asset, and write downs of $3 million associated with U.S. Car Rental service equipment and assets. In 2014, primarily comprised of a $13 million impairment related to our former corporate headquarters building in New Jersey, a $10 million impairment of HERC revenue earning equipment held for sale and a $10 million impairment of assets related to a contract termination. In 2013, primarily related to a $40 million impairment in the carrying value of the vehicles subleased to FSNA and its subsidiary, Simply Wheelz.

(14)
Includes miscellaneous, non-recurring or non-cash items. For 2015, primarily represents a charge of $23 million recorded in relation to a French road tax matter. In 2014, primarily comprised of a $19 million litigation settlement received in relation to a class action lawsuit filed against an original equipment manufacturer. In 2013, primarily represents cash premiums of $12 million associated with the conversion of the Senior Convertible Notes and $5 million of depreciation expense related to HERC.

Note 20—Quarterly Financial Information (Unaudited)

In the third quarter of 2015, the Company identified various misstatements relating to prior period financial statements that it corrected during that quarter. The cumulative impact of the adjustments on the results for the three months ended September 30, 2015 was a decrease to pre-tax income of approximately $18 million (of which $13 million relates to years prior to 2015) and a decrease to net earnings of approximately $13 million. The adjustments are comprised of $4 million related to the accounting for the post-acquisition sale of land that was revalued as part of the December 2005 acquisition of the Company, $4 million of additional accruals for the periods 2009 through 2014 resulting from concession audits at certain airport locations, a $4 million obligation to a jurisdiction for customer transaction fees, $3 million of additional write-offs of assets that were incorrectly capitalized and $3 million of other miscellaneous adjustments. The Company considered both quantitative and qualitative factors in assessing the materiality of the items individually, and in the aggregate, and determined that the misstatements were not material to any prior quarterly period and not material to the three months ended September 30, 2015.

Provided below is a summary of the quarterly operating results during 2015 and 2014. Amounts are computed independently each quarter. As a result, the sum of the quarter's amounts may not equal the total amount for the respective year.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share data)	2015	2015	2015	2015
Revenues:	$2,454	$2,692	$2,976	$2,413
Income (loss) before income taxes	(86)	71	307	49
Net income (loss)	(70)	36	237	70
Earnings (loss) per share:
Basic	(0.15)	0.08	0.52	0.16
Diluted	(0.15)	0.08	0.52	0.16

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share data)	2014	2014	2014	2014
Revenues:	$2,536	$2,830	$3,121	$2,559
Income (loss) before income taxes	(62)	121	203	(284)
Net income (loss)	(69)	72	149	(234)
Earnings (loss) per share:
Basic	(0.15)	0.16	0.32	(0.51)
Diluted	(0.15)	0.15	0.32	(0.50)

Note 21—Subsequent Events

Fleet Debt

In February 2016, HVF II issued the Series 2016-1 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the “HVF II Series 2016-1 Notes”) and Series 2016-2 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the “HVF II Series 2016-2 Notes”) in an aggregate principal amount of approximately $1.06 billion. The expected maturities of the HVF II Series 2016-1 Notes and the HVF II Series 2016-2 Notes are March 2019 and March 2021, respectively. The HVF II Series 2016-1 Notes are comprised of approximately $333 million aggregate principal amount of 2.32% Rental Car Asset Backed Notes, Class A, $81 million aggregate principal amount of 3.72% Rental Car Asset Backed Notes, Class B, $25 million aggregate principal amount of 4.75% Rental Car Asset Backed Notes, Class C, and $27 million aggregate principal amount of 5.73% Rental Car Asset Backed Notes, Class D. The HVF II Series 2016-2 Notes are comprised of approximately $425 million aggregate principal amount of 2.95% Rental Car Asset Backed Notes, Class A, $104 million aggregate principal amount of 3.94% Rental Car Asset Backed Notes, Class B, $32 million aggregate principal amount of 4.99% Rental Car Asset Backed Notes, Class C, and $34 million aggregate principal amount of 5.97% Rental Car Asset Backed Notes, Class D. The Class B Notes of each series are subordinated to the Class A Notes of such series. The Class C Notes of each series are subordinated to the Class A Notes and the Class B Notes of such series. The Class D Notes of each series are subordinated to the Class A Notes, the Class B Notes and the Class C Notes of such series. An affiliate of HVF II purchased the Class D Notes of each such series, therefore, approximately $61 million of the obligation is eliminated in consolidation.
Approximately $741 million of the proceeds were used to pay down HVF II Fleet Variable Funding Notes Series 2014-A and approximately $264 million was used to pay down HVF II Fleet Variable Funding Notes Series 2013-A.
Equity Method Investment

The fair value of the Company's CAR, Inc. equity method investment has been negatively impacted by recent volatility in the markets in China and other factors. The fair value of the investment at February 22, 2016 using quoted market prices (Level 1) was $292 million.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY BALANCE SHEETS
(In millions, except for par value)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$7	$—
Taxes receivable	64	64
Investments in subsidiaries	1,948	2,495
Total assets	$2,019	$2,559
LIABILITIES AND EQUITY
Due to affiliate	$—	$95
Total liabilities	—	95
Equity:
Preferred Stock, $0.01 par value, 200 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 2,000 shares authorized, 464 and 463 shares issued and 423 and 459 shares outstanding	4	5
Additional paid-in capital	3,343	3,325
Accumulated deficit	(391)	(664)
Accumulated other comprehensive income (loss)	(245)	(115)
	2,711	2,551
Treasury Stock, at cost, 41 shares and 4 shares	(692)	(87)
Total equity	2,019	2,464
Total liabilities and equity	$2,019	$2,559
The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2015	2014	2013
Total Revenues	$—	$—	$—
Expenses:
Interest expense, net	3	6	37
Other expense, net	—	1	39
Total expenses	3	7	76
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries, net of tax	(3)	(7)	(76)
(Provision) benefit for taxes on income (loss)	—	3	28
Equity in earnings (losses) of subsidiaries, net of tax	276	(78)	350
Net income (loss)	$273	$(82)	$302
The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$273	$(82)	$302
Other comprehensive income (loss)	(130)	(121)	29
Comprehensive income (loss)	$143	$(203)	$331
The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	—	(5)	(22)
Cash flows from investing activities:
Return of capital from subsidiary	—	—	482
Advances from Hertz Affiliates	344	—	—
Net cash provided by (used in) investing activities	344	—	482
Cash flows from financing activities:
Proceeds from exercise of stock options	5	19	27
Net settlement on vesting of restricted stock	(4)	(17)	(12)
Purchase of treasury shares	(605)	—	(555)
Proceeds from loans with Hertz Affiliates	267	28	129
Repayments of loans with Hertz Affiliates	—	(25)	(49)
Net cash provided by (used in) financing activities	(337)	5	(460)
Net increase (decrease) in cash and cash equivalents during the period	7	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$7	$—	$—

Supplemental disclosures of non-cash information:
Settlement of amount due to affiliate	$365	$—	$—
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

Note 2—Contingencies

In re Hertz Global Holdings, Inc. Securities Litigation

In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. Since then the complaint has been amended several times. The complaint, as amended, alleges that Hertz Holdings made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 14, 2013 through to July 16, 2015, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs seek an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. On November 4, 2015 Hertz Holdings filed its motion to dismiss and on February 2, 2016 the plaintiffs filed their response and a Motion for Leave to File a Proposed Fourth Amended Complaint to address standing issues associated with the lead plaintiff. Hertz Holdings believes that it has valid and meritorious defenses and it intends to vigorously defend against the complaint, but litigation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. It is possible that this matter could be decided unfavorably to Hertz Holdings. However, Hertz Holdings is currently unable to estimate the range of these possible losses, but they could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

Governmental Investigations

In June 2014, the Company was advised by the staff of the New York Regional Office of the Securities and Exchange Commission (the “SEC”) that it is investigating the events disclosed in certain of the Company’s filings with the SEC. In addition, in December 2014 a state securities regulator requested information regarding the same events. The investigations generally involve the restatements included in the Company's 2014 Form 10-K and related accounting for prior periods. The Company has and intends to continue to cooperate with both the SEC and state requests. Due to the stage at which the proceedings are, Hertz is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which may be material. Among other matters, the restatements included in the Company’s 2014 Form 10-K addressed a variety of accounting matters involving the Company’s Brazil rental car operations. The Company has identified certain activities in Brazil that may raise issues under the Foreign Corrupt Practices Act and local laws, which the Company has self-reported to appropriate government entities. At this time, the Company is unable to predict the outcome of this issue or estimate the range of reasonably possible losses, which could be material.

For a discussion of the commitments and contingencies of the indirect subsidiaries of Hertz Holdings, see Note 10, "Lease and Concession Agreements," and Note 16, "Contingencies and Off-Balance Sheet Commitments," to the Notes to its consolidated financial statements included in this Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

HERTZ GLOBAL HOLDINGS, INC.
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Note 3—Dividends

In October 2015, Hertz paid a non-cash dividend to Hertz Investors, Inc. consisting of the full rights to a receivable due from Hertz Holdings in the amount of $365 million plus accrued interest. Hertz Investors, Inc. declared and paid the same dividend to Hertz Holdings; thereby settling the amount receivable from Hertz Holdings at the time.

There was no return of capital or dividends received during 2014. During 2013, Hertz Holdings received approximately $482 million of return of capital and cash dividends from its subsidiaries for the purchase of stock and payment of interest related to the Convertible Senior Notes.

Note 4—Share Repurchase

In March 2014, Hertz Holdings announced a $1 billion share repurchase program. The program replaced the $300 million share repurchase program that Hertz Holdings announced in 2013, under which Hertz Holdings repurchased 4 million shares of its common stock at an aggregate purchase price of $87 million during the year ended December 31, 2013. The 2014 share repurchase program permits Hertz Holdings to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate Hertz Holdings to make any repurchases at any specific time or situation. The timing and extent to which Hertz Holdings repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets and other factors. Share repurchases may be commenced or suspended at any time or from time to time without prior notice. During 2015, the Company repurchased 37 million shares at an aggregate purchase price of approximately $605 million under the 2014 share repurchase program. As of December 31, 2015, the approximate dollar value of shares that may yet be purchased under the 2014 share repurchase program is $396 million.

Note 5—Debt

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

Note 6—Transactions with Affiliates

In November 2014, the Company signed a master loan agreement with Hertz for a facility size of $125 million with an expiration in November 2015 (the "Master Loan"). The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. In August 2015, the Master Loan was amended to increase the facility size to $425 million.

HERTZ GLOBAL HOLDINGS, INC.
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS (Continued)

In October 2015, the then outstanding amount under the facility was settled through a non-cash dividend from Hertz Investors, see Note 3, "Dividends."

In November 2015, upon expiration of the Master Loan, as amended, the Company signed a new master loan agreement with Hertz Holdings for a facility size of $650 million with an expiration in November 2016 (the "New Master Loan" and together with the Master Loan, the "Loan"). The interest rate is based on the U.S. Dollar LIBOR rate plus a margin.

As of December 31, 2015 and 2014, there was $345 million and $95 million, respectively, due to Hertz representing principal and interest amounts due under the Loan.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(In millions)

	Balance at Beginning of Period	Additions
		Charged to Expense	Translation Adjustments	Deductions		Balance at End of Period
Receivables allowances:
Year Ended December 31, 2015	$67	$55	$(2)	$(60)	(a)	$60
Year Ended December 31, 2014	62	62	(1)	(56)	(a)	67
Year Ended December 31, 2013	53	71	—	(62)	(a)	62

Tax valuation allowances:
Year Ended December 31, 2015	$231	$(49)	$(27)	$(4)		$151
Year Ended December 31, 2014	273	17	(24)	(35)		231
Year Ended December 31, 2013	218	40	15	—		273

(a)	Amounts written off, net of recoveries.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2015, due to the identification of material weaknesses in our internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, due to the fact that certain material weaknesses previously identified in the 2014 Form 10-K filing on July 16, 2015 continue to exist at December 31, 2015, as discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Control Environment

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

These material weaknesses in the control environment resulted in certain instances of inappropriate accounting decisions and in inappropriate accounting methodologies and contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls over certain accounting estimates. Specifically, we did not design and maintain controls over the effective review of the models, assumptions, and data used in developing estimates or changes made to assumptions and data, including those related to reserve estimates associated with allowances for uncollectible amounts receivable for renter obligations for damaged vehicles.

•	We did not design and maintain effective controls over the review, approval, and documentation of manual journal entries.

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

One or more of the foregoing control deficiencies contributed to the previously reported restatement of our financial statements for the years 2012 and 2013, each of the quarters of 2013 and the second quarter of 2015, including misstatements of direct operating expenses, accounts payable, accrued liabilities, allowance for doubtful accounts, prepaid expenses and other assets, depreciation of vehicles sold through retail car sales locations, and non-fleet property and equipment and the related accumulated depreciation and also resulted in audit adjustments to the Company's consolidated financial statements for 2015. Additionally, the foregoing control deficiencies could result in material misstatements of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined these control deficiencies constitute material weaknesses.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.

Remediation of Prior Material Weaknesses

Control Environment

Management Tone

We have taken actions to remediate the material weakness associated with an inappropriate tone at the top including (i) the previously disclosed changes in our personnel with respect to the company’s senior management, (ii) the previously disclosed personnel changes in the financial reporting and accounting function in order to ensure we have personnel with an appropriate level of knowledge, experience, and training to effect appropriate tone at the top, (iii) the augmentation of these personnel with qualified consulting resources to ensure we have sufficient staffing to meet our regulatory obligations, (iv) the reinforcement of adherence to established internal controls and Company policies and procedures through formal communications, town hall meetings and employee trainings, (v) the establishment of procedures for ensuring clear reporting structures, reporting lines, and decisional authority responsibilities in the organization and enhancement of communications with our operational departments, accounting, Board and Audit Committee, (vi) new trainings administered and monitored by the Compliance Committee, (vii) the development of a new enterprise risk assessment process to refine the company’s risk assessment, (viii) the enhancement of the annual

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

Sarbanes-Oxley risk assessment, and (ix) the enhancement of the Company’s Disclosure Committee process.

Accounting Estimates

We have taken actions to remediate the material weakness associated with certain accounting estimates, including (i) identifying, implementing and documenting controls over appropriate accounting methodologies, data, and assumptions for information technology expenditures, (ii) held trainings with accounting staff in the first quarter of 2015 to ensure there is a thorough understanding of the underlying methodologies implemented, (iii) established policies and procedures for the approval and implementation of new or modified accounting methodologies, (iv) hired accounting personnel with an appropriate level of knowledge and experience to execute the underlying accounting methodologies and (v) established controls over the review and approval of the models, data, and assumptions over the estimates related to information technology expenditures, the allowance for uncollectible amounts receivable for renter obligations related to damaged vehicles, and accrued unbilled revenue.

Reporting structure, reporting lines and decisional authority responsibilities

We have taken actions to remediate the material weakness associated with a lack of established clear reporting structures, reporting lines, and decisional authority responsibilities in the organization including (i) hiring additional accounting and finance personnel in order to ensure that we have personnel commensurate with the size and complexity of the organization, (ii) establishing a more formalized reporting structure to conform to the new executive team, reporting lines to the proper departments, and decisional authority responsibilities within the organization to the appropriate individuals accomplished through the realignment of financial reporting, technical accounting and regional controllers, (iii) enhanced and executed more frequent trainings related to the reporting structure, reporting lines, and decisional authority responsibilities, including trainings on required internal technical accounting consultations and proposed changes to internal controls, (iv) requiring regular internal communications (e.g., quarterly closing meetings) and consultations (e.g., policy changes) in accordance with the reporting structure and reporting lines and (v) reflecting changes to the operational, financial and administrative functions within the Company’s human resources and performance management systems.

GAAP Policies and Procedures

We have taken actions to remediate the material weakness associated with ineffective controls over our policies and procedures over GAAP, as well as the review, approval, and documentation related to the application of GAAP. Specifically, management implemented revisions to the Company’s GAAP policies and procedures. In order to ensure that the policies were understood and interpreted appropriately, management verified the relevant Hertz resources were trained on these policies and procedures during the second quarter of 2015 and is continuing the training on an ongoing basis, as needed.

Information and Communication

We have taken actions to remediate the material weakness associated with the ineffective process for internal communication between the accounting and other departments within the business including (i) changes to the design and reporting structure of the financial reporting and accounting function, (ii) the review and execution of formal mechanisms for communicating across departments including enhanced monthly performance reviews with operational departments, (iii) the establishment of formal technical accounting, accounting policy, methodology and reporting consultation protocols through trainings and the issuance of guidance on required internal technical accounting consultations and a formalized tracking system for technical accounting matters. In addition we formalized processes over proposed changes to internal controls.

Remediation Efforts and Status of Remaining Material Weaknesses

We have taken certain remediation steps to address the material weaknesses referenced above that continue to remain as of December 31, 2015, and to improve our control over financial reporting. If not remediated these deficiencies could result in further material misstatements to our consolidated financial statements. The Company and the Board

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal controls environment.

We have identified and implemented, and continue to identify and implement, actions to improve the effectiveness of our internal control over financial reporting, including plans to enhance our resources and training with respect to financial reporting and disclosure responsibilities and to review such actions with the Audit Committee.

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

Control Environment

Complement of Personnel

•
To address the material weakness associated with a lack of personnel with sufficient training, knowledge and experience commensurate with our financial reporting requirements, we have continued to hire personnel during 2015 with the appropriate experience, certification, education, and training for all of the key positions in the financial reporting and accounting function and in some cases have created new positions. Consequently, the employees involved in the accounting and financial reporting functions in which misstatements were identified are no longer involved in the accounting or financial reporting functions. In addition, we have taken appropriate remedial actions with respect to certain employees, including termination, reassignments, reprimands, increased supervision, training, and imposition of financial penalties in the form of compensation adjustments. The Company has also taken steps to address the lack of training with respect to the Company’s non-fleet procurement process, which was exacerbated by the lack of training of field personnel as part of our Oracle enterprise resource planning ("ERP") system implementation during 2013. The Company instituted standing monthly training on how to requisition goods and services in the ERP system for new hires as well as an update training for existing users. The Company also provides additional training on an as-needed basis. In order to consider this material weakness to be fully remediated, we believe additional time is needed to demonstrate sustainability as it relates to our revised controls.

Non-Fleet Procurement

•
To address the material weakness over the non-fleet procurement process, we have strengthened processes and controls for manual accruals and journal entries. In addition, we have enhanced the accrual methodology and controls to ensure completeness over our non-fleet procurement liabilities. We have also improved our controls over vendor approval and set up, maintaining support over payables transactions and ensuring appropriate approvals for payables transactions. Further, as part of our finance transformation initiatives, we will continue to evaluate people, systems and processes related to non-fleet procurement.

Accounting Estimates

•
To address the material weakness associated with controls over certain accounting estimates, we have taken steps to improve our design and maintenance of effective controls for accounting estimates, including (i) where necessary, we have identified, implemented and documented controls over appropriate accounting methodologies, data, and assumptions for certain accounts, (ii) held trainings with accounting staff in the first quarter of 2015 to ensure there is a thorough understanding of the underlying methodologies implemented, (iii) established policies and procedures for the approval and implementation of new or modified accounting methodologies, (iv) hired accounting personnel with an appropriate level of knowledge and experience to execute the underlying accounting methodologies and (v) established policies and procedures for the review, approval and application of appropriate GAAP for transactions and accounting methodology changes. We are continuing to implement controls over the completeness and accuracy of data and assumptions. In order to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

consider this material weakness fully remediated, we believe additional time is needed to demonstrate sustainability as it relates to the revised controls.

Journal Entries

•
To address the material weakness associated with controls over journal entries, we have enhanced and reinforced procedures to ensure that manual journal entries recorded in our financial records are properly prepared, supported by adequate documentation, and independently reviewed and approved. In order to consider this material weakness fully remediated, we believe additional time is needed to demonstrate sustainability as it relates to the revised controls.

Risk Assessment

•
To address the material weakness associated with controls in response to the risk of material misstatement, we are establishing mechanisms to identify, evaluate, and monitor risks to financial reporting throughout the organization to remediate our material weakness in the risk assessment process. We are updating our global risk assessment. We have implemented new procedures and enhanced controls governing our internal management-led Disclosure Committee, sub-certification, and external reporting processes associated with the review and approval of the content of our SEC filings. In order to consider this material weakness fully remediated, we believe additional time is needed to demonstrate sustainability as it relates to the revised controls.

•
To address the material weakness associated with controls over account reconciliations and other transaction level controls, we have designed, and where appropriate enhanced, controls over the preparation, analysis and review of transactions and the execution of balance sheet and significant account reconciliations. In addition, we have reinforced existing policies and procedure and enacted policy and procedures changes, where necessary, to better define requirements for effective and timely reconciliations of balance sheet and significant accounts, including independent review. We have also implemented a training program specific to the review and preparation of account reconciliations. Lastly, we have implemented transaction controls that address the design deficiencies previously identified. In order to consider this material weakness fully remediated, we believe additional time is needed to demonstrate sustainability as it relates to the revised controls.

Monitoring

We have taken actions to address the material weakness associated with controls over monitoring, including (i) the hiring in 2015 of a new Senior Vice President and Chief Audit Executive, with global responsibilities, (ii) the continued hiring of additional resources with an appropriate level of knowledge and expertise, (iii) the supplementation of these personnel with qualified consulting resources to ensure an adequate level of staff, (iv) the reorganization of the internal audit function and (v) enhancements to the Company’s risk assessment process, and (vi) the reporting of operational and financial assessments to senior management and the Audit Committee. During 2015, the internal audit and Sarbanes-Oxley compliance teams enhanced (i) our processes associated with the scoping and identification of processes and key controls, (ii) the documentation of these processes and (iii) our testing procedures to promote the consistency and accuracy of conclusions, deliverables and disclosures associated with SOX compliance. In order to consider this material weakness to be fully remediated, we believe additional time is needed to demonstrate sustainability as it relates to our remediation plans.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended December 31, 2015. The following remediation steps are among the measures taken by the Company during the quarter:

Control Environment

Complement of Personnel

•	Completed account reconciliation and internal controls training for our accounting personnel.

•	Targeted training of field personnel in our non-fleet procurement process which includes the related Oracle ERP functionality.

Monitoring Activities

Internal Audit

•	Executed interim and certain year end procedures related to internal controls and operational audits.

There were no other material changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Election of Directors,” “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Equity Compensation Plan Information” and under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information appearing under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
We incorporate by reference the information appearing under the caption “Independent Registered Public Accounting Firm Fees” in the Proxy Statement.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

			Page
(a)	1.	Financial Statements:
		Our financial statements filed herewith are set forth in Part II, Item 8 of this Annual Report as follows:
		Hertz Global Holdings, Inc. and Subsidiaries—
		Report of Independent Registered Certified Public Accounting Firm	74
		Consolidated Balance Sheets	76
		Consolidated Statements of Operations	77
		Consolidated Statements of Comprehensive Income (Loss)	78
		Consolidated Statements of Changes in Equity	79
		Consolidated Statements of Cash Flows	80
		Notes to Consolidated Financial Statements	82
	2.	Financial Statement Schedules:
		Our financial statement schedules filed herewith are set forth in Part II, Item 8 of this Annual Report as follows:
		Hertz Global Holdings, Inc.—Schedule I—Condensed Financial Information of Registrant	145
		Hertz Global Holdings, Inc. and Subsidiaries-Schedule II—Valuation and Qualifying Accounts	152
	3.	Exhibits:

The attached list of exhibits in the “Exhibit Index” immediately following the signature pages to this Annual Report is filed as part of this Annual Report and is incorporated herein by reference in response to this item.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lee County, Florida on the 29th day of February, 2016.

HERTZ GLOBAL HOLDINGS, INC. (Registrant)

By:	/s/ THOMAS C. KENNEDY
Name:	Thomas C. Kennedy
Title:	Senior Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2016:

Signature	Title

/s/ LINDA FAYNE LEVINSON	Independent Non-Executive Chair of the Board of Directors
Linda Fayne Levinson

/s/ JOHN P. TAGUE	President and Chief Executive Officer, Director
John P. Tague

/s/ THOMAS C. KENNEDY	Senior Executive Vice President and Chief Financial Officer
Thomas C. Kennedy

/s/ ROBIN C. KRAMER	Senior Vice President and Chief Accounting Officer
Robin C. Kramer

/s/ CARL T. BERQUIST	Director
Carl T. Berquist

/s/ MICHAEL J. DURHAM	Director
Michael J. Durham

/s/ CAROLYN N. EVERSON	Director
Carolyn N. Everson

s/ VINCENT J. INTRIERI	Director
Vincent J. Intrieri

/s/ HENRY R. KEIZER	Director
Henry R. Keizer

/s/ MICHAEL F. KOEHLER	Director
Michael F. Koehler

/s/ SAMUEL MERKSAMER	Director
Samuel Merksamer

/s/ DANIEL A. NINIVAGGI	Director
Daniel A. Ninivaggi

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
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

4.1.9
Eighth Supplemental Indenture, dated as of May 28, 2015, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.50% Senior Notes due 2018 (Incorporated by reference to Exhibit 4.1.9 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Exhibit Number	Description
4.1.10
Ninth Supplemental Indenture, dated as of December 29, 2015, among Rental Car Group Company, LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.50% Senior Notes due 2018.*

4.2.1
Indenture, dated as of December 20, 2010, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes Due 2021 (Incorporated by reference to Exhibit 4.3.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 25, 2011).

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

4.2.9
Eighth Supplemental Indenture, dated as of May 28, 2015, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.2.9 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.2.10
Ninth Supplemental Indenture, dated as of December 29, 2015, among Rental Car Group Company, LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021.*

4.3.1
Indenture, dated as of February 8, 2011, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes Due 2019 (Incorporated by reference to Exhibit 4.4.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 25, 2011).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Exhibit Number	Description
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

4.3.7
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

4.3.8
Seventh Supplemental Indenture, dated as of May 28, 2015, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.3.9 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.3.9
Eighth Supplemental Indenture, dated as of December 29, 2015, among Rental Car Group Company, LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019.*

4.4.1
Indenture, dated as of October 16, 2012, between The Hertz Corporation (as successor-in-interest to HDTFS, Inc.), as Issuer, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of notes in series (Incorporated by reference to Exhibit 4.6.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 2, 2012).

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Exhibit Number	Description
4.4.5
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

4.4.6
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

4.4.8
Seventh Supplemental Indenture, dated as of May 28, 2015, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 5.875% Senior Notes due 2020, the 6.250% Senior Notes due 2022 and the 4.250% Senior Notes due 2018 (Incorporated by reference to Exhibit 4.4.10 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.4.9
Eighth Supplemental Indenture, dated as of December 29, 2015, among Rental Car Group Company, LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 5.875% Senior Notes due 2020, the 6.250% Senior Notes due 2022 and the 4.250% Senior Notes due 2018.*

4.5.1
Fourth Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Rental Car Asset Backed Notes (Issuable in Series) (Incorporated by reference to Exhibit 4.5.81to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

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

4.5.13
Waiver Agreement, dated as of May 28, 2015, among Hertz Vehicle Financing LLC, The Hertz Corporation and the Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.5.13 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.5.14
Amendment No. 3 to the Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of May 28, 2015, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor (Incorporated by reference to Exhibit 4.5.14 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.6.1
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

4.7.1
Amended and Restated Base Indenture, dated as of February 14, 2007, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.163 to Dollar Thrifty Automotive Group, Inc.'s Form 10-Q for the quarterly period ended March 31, 2007, filed May 7, 2007 (File No. 001-13647)).

4.7.2
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

4.8.1
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Exhibit Number	Description
4.8.2
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

4.8.3
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

4.8.4
Collateral Assignment of Exchange Agreement, dated as of October 28, 2010, among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, as master collateral agent (incorporated by reference to Exhibit 4.225 to Dollar Thrifty Automotive Group, Inc.'s Form 10-Q for the quarterly period ended September 30, 2010, filed November 2, 2010 (File No. 001-13647)).

4.8.5
Amendment No. 1 to Collateral Assignment of Exchange Agreement, dated as of November 25, 2013, among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, as master collateral agent (Incorporated by reference to Exhibit 4.11.7 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.8.6
Third Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group
VII), dated as of June 17, 2015, among Rental Car Finance Corp., as lessor, DTG Operations, Inc., as lessee and servicer, The Hertz Corporation, as lessee and guarantor, and those permitted lessees from time to time becoming lessees and servicers thereunder, and Dollar Thrifty Automotive Group, Inc., as master servicer (Incorporated by reference to Exhibit 4.14.12 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.8.7
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

4.8.8
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

4.8.9
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

4.8.10
Fourth Amended and Restated Series 2010-3 Supplement, dated as of June 17, 2015, among Rental Car Finance Corp., as issuer, Deutsche Bank Trust Company Americas, as trustee, and Hertz Vehicle Financing II LP, as Series 2010-3 Noteholder (Incorporated by reference to Exhibit 4.14.11 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.8.11
Amendment No. 1, dated as of December 3, 2015, to the Third Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group VII), dated as of December 3, 2015, among Rental Car Finance Corp., as lessor, DTG Operations, Inc., as lessee and servicer, The Hertz Corporation, as lessee and guarantor, and those permitted lessees from time to time becoming lessees and servicers thereunder, and Dollar Thrifty Automotive Group, Inc., as master servicer (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 8, 2015).

4.8.12
Amendment No. 3 to the Second Amended and Restated Master Collateral Agency Agreement, dated as of December 3, 2015, among Dollar Thrifty Automotive Group, Inc., Rental Car Finance Corp., DTG Operations, Inc., various financing sources and beneficiaries party thereto and Deutsche Bank Trust Company Americas, as master collateral agent (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 8, 2015).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Exhibit Number	Description
4.8.13
Amendment No. 1, dated as of December 3, 2015, to the Fourth Amended and Restated Series 2010-3 Supplement, dated as of July 17, 2015, among Rental Car Finance Corp., as issuer, Deutsche Bank Trust Company Americas, as trustee, and Hertz Vehicle Financing II LP, as Series 2010-3 Noteholder (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 8, 2015).

4.9
Amended and Restated Series 2010-3 Administration Agreement, dated as of June 17, 2015, among Rental Car Finance Corp., The Hertz Corporation, and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 4.11.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.10.1
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

4.10.2
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

4.10.3
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

4.10.4
Second Amended and Restated Series 2014-A Supplement, dated as of December 3, 2015, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, certain Committed Note Purchasers, certain Conduit Investors, certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 8, 2015).

4.10.5
Amendment No. 1 to the Amended and Restated Series 2013-G1 Supplement, dated as of June 17, 2015, among Hertz Vehicle Financing LLC, as Issuer, Hertz Vehicle Financing II LP, as Series 2013-G1 Noteholder, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Fourth Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.12.5 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.10.6
Amendment No. 1 to the Amended and Restated Series 2014-A Supplement, dated as of June 17, 2015, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, Certain Committed Note Purchasers, Certain Conduit Investors, Certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.12.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Exhibit Number	Description
4.11
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

4.12.3
Second Amended and Restated Series 2013-A Supplement, dated as of December 3, 2015, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, certain Committed Note Purchasers, certain Conduit Investors, certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 8, 2015).

4.12.4
Amended and Restated Group II Supplement, dated as of June 17, 2015, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.14.9 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.12.5
Second Amended and Restated Series 2013-B Supplement, dated as of December 3, 2015, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group II Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, certain Committed Note Purchasers, certain Conduit Investors, certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group II Supplement, dated as of June 17, 2015, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 8, 2015).

4.12.6
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

4.12.7
Amended and Restated Group II Administration Agreement, dated as of June 17, 2015, among The Hertz Corporation, Hertz Vehicle Financing II LP, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.14.10 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.12.8
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
4.12.9
Amendment No. 1 to the Amended and Restated Group I Supplement, dated as of June 17, 2015, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.14.13 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.12.10
Amendment No. 1 to the Amended and Restated Series 2013-A Supplement, dated as of June 17, 2015, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, Certain Committed Note Purchasers, Certain Conduit Investors, Certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.14.14 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.12.11
Amendment No. 1, dated as of December 3, 2015, to the Amended and Restated Group II Supplement, dated as of June 17, 2015, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 8, 2015).

4.13
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

4.14
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

4.15
Waiver and Consent, dated as of June 17, 2015 among The Hertz Corporation, Hertz Vehicle Financing II LP, The Bank of New York Mellon Trust Company, N.A., and the Lenders party thereto (Incorporated by reference to Exhibit 4.19 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Exhibit Number	Description
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

10.2.10
Waiver and Consent, dated as of June 17, 2015, among The Hertz Corporation, Hertz Equipment Rental Corporation, the Canadian Borrowers, the several banks and financial institutions parties thereto as Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.2.10 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015).

10.3.1
Hertz Global Holdings, Inc. Amended and Restated Stock Incentive Plan (Incorporated by reference to Exhibit 10.4.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 9, 2015).†

10.3.2
Form of Stock Subscription Agreement under Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of The Hertz Corporation (File No. 001-07541), as filed on March 31, 2006).†

10.3.3
Form of Stock Option Agreement under Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of The Hertz Corporation (File No. 001-07541), as filed on March 31, 2006).†

10.3.4
Form of Management Stock Option Agreement under the Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 16, 2007).†

10.4.1
Hertz Global Holdings, Inc. Director Stock Incentive Plan (Incorporated by reference to Exhibit 10.33 to Amendment No. 6 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. (File No. 333-135782), as filed on November 8, 2006).†

10.4.2
Form of Director Stock Option Agreement under Director Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 29, 2008).†

10.5.1
Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (as amended and restated, effective as of March 4, 2010) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010).†

10.5.2
Amendment No. 1 dated as of May 12, 2014 to the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (as amended and restated, effective as of March 4, 2010) (Incorporated by reference to Exhibit 10.6.2 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 16, 2015).†

10.5.3
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010).†

10.5.4
Form of Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010).†

10.5.5
Form of Employee Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010).†

10.5.6
Form of Director Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010).†

10.5.7
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for agreements entered into after January 1, 2011) (Incorporated by reference to Exhibit 10.6.6 to the Registration Statement on Form S-4 (File No. 333-173023) of The Hertz Corporation, as filed on March 23, 2011).†

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Exhibit Number	Description
10.5.8
Form of Special Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan approved for fiscal year 2011 grant to Mark P. Frissora (Incorporated by reference to Exhibit 10.6.7 to the Registration Statement on Form S-4 (File No. 333-173023) of The Hertz Corporation, as filed on March 23, 2011).†

10.5.9
Form of Price Vested Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.7.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 3, 2012).†

10.5.10
Form of Non-Employee Director Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.7.9 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 3, 2012).†

10.5.11
Form of Director Designee Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.7.10 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 3, 2012).†

10.5.12
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for EBITDA margin awards with 2-year vesting schedule) (Incorporated by reference to Exhibit 10.6.11 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).†

10.5.13
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for EBITDA margin awards with 3-year vesting schedule) (Incorporated by reference to Exhibit 10.6.12 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).†

10.5.14
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for EBITDA awards in 2014) (Incorporated by reference to Exhibit 10.6.13 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).†

10.5.15
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for EBITDA margin awards in 2014) (Incorporated by reference to Exhibit 10.6.14 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).†

10.5.16
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for awards in 2015) (Incorporated by reference to Exhibit 10.6.16 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 16, 2015).†

10.5.17
Form of Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for awards in 2015) (Incorporated by reference to Exhibit 10.6.17 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 16, 2015).†

10.6
The Hertz Corporation Supplemental Retirement and Savings Plan (as amended and restated, effective December 19, 2014) (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 16, 2015).†

10.7
The Hertz Corporation Supplemental Executive Retirement Plan (as amended and restated, effective October 22, 2014) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on October 22, 2014).†

10.8
The Hertz Corporation Benefit Equalization Plan (as amended and restated, effective October 22, 2014) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on October 22, 2014).†

10.9
Hertz Global Holdings, Inc. Senior Executive Bonus Plan (Incorporated by reference to 10.6 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010).†

10.10.1
Hertz Global Holdings, Inc. Severance Plan for Senior Executives (Incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 7, 2008).†

10.10.2
Amendment to the Hertz Global Holdings, Inc. Severance Plan for Senior Executives, effective as of November 14, 2012 (Incorporated by reference to Exhibit 10.11.2 of the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-186328), as filed on January 31, 2013).†

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Exhibit Number	Description
10.10.3
Amendment to the Hertz Global Holdings, Inc. Severance Plan for Senior Executives, effective as of February 11, 2013 (Incorporated by reference to Exhibit 10.11.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).†

10.10.4	Amendment to the Hertz Global Holdings, Inc. Severance Plan for Senior Executives, effective as of February 25, 2016†*
10.11.1
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

10.11.3
Letter Agreement regarding revised Change in Control Severance Agreement from the Hertz Corporation to Michel Taride dated as of February 1, 2008 (Incorporated by reference to Exhibit 10.13.3 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 27, 2012).†

10.11.4
Form of Amendment to Change in Control Severance Agreement for Executive Officers and Certain New Key Employees between Hertz Global Holdings, Inc. and executive officers (Incorporated by reference to Exhibit 10.12.4 of the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-186328), as filed on January 31, 2013).†

10.12
The Hertz Corporation Key Officer Postretirement Assigned Car Benefit Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764), as filed on August 30, 2005).†

10.13
The Hertz Corporation Account Balance Defined Benefit Pension Plan (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764), as filed on August 30, 2005).†

10.14	Form of Special Award Agreement (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 (File No. 333-173023) of The Hertz Corporation, as filed on March 23, 2011).†
10.15
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

10.17
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

10.19.1
Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.29 to Amendment No. 3 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. (File No. 333-135782), as filed on October 23, 2006).

10.19.2
Amendment No. 1 to Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.29.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 3, 2009).

10.19.3
Form of Director Indemnification Agreement (form used for agreements entered into after April 2009) (Incorporated by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 6, 2010).

10.20
Second Amended and Restated Indemnification Agreement, dated as of September 18, 2009, among The Hertz Corporation, Hertz Vehicles LLC, Hertz Funding Corp., Hertz General Interest LLC, and Hertz Vehicle Financing LLC (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

10.21
Living accommodation and optional purchase agreement, dated as of July 7, 2011, between Michel Taride and Hertz Europe Ltd. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 8, 2011).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Exhibit Number	Description
10.22
Offer Letter, signed on December 2, 2013, between Thomas C. Kennedy and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 2, 2013).†

10.23
Separation Agreement and General Release, dated as of August 18, 2014, by and between Scott P. Sider, Hertz Global Holdings, Inc. and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on August 19, 2014).†

10.24
Nomination and Standstill Agreement, dated September 15, 2014, by and among the persons and entities listed on Schedule A thereto and Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on September 16, 2014).

10.25
Confidentiality Agreement, dated September 15, 2014, by and among the persons and entities listed on Schedule A thereto and Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on September 16, 2014).

10.26
Separation Agreement and General Release, dated as of September 15, 2014, by and between Mark P. Frissora, Hertz Global Holdings, Inc. and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on September 19, 2014).†

10.27
Letter Agreement, dated as of November 10, 2014, between Hertz Global Holdings, Inc. and Brian MacDonald (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 14, 2014).†

10.28
Term Sheet for Employment Arrangements with Chief Executive Officer, dated as of November 20, 2014, between Hertz Global Holdings, Inc. and John P. Tague (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 25, 2014).†

10.29
Separation Agreement and General Release, dated as of December 1, 2014, by and between J. Jeffrey Zimmerman, Hertz Global Holdings, Inc. and The Hertz Corporation (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 5, 2014).†

10.30
Employment Agreement, dated as of November 21, 2014, between Hertz Global Holdings, Inc. and John P. Tague (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 22, 2014). †

10.31
Change in Control Severance Agreement, dated as of November 21, 2014, between Hertz Global Holdings, Inc. and John P. Tague (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 22, 2014).†

10.32
Letter Agreement between Hertz Global Holdings, Inc. and John P. Tague, dated March 31, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on April 3, 2015).†

10.33
Separation Agreement, dated as of May 26, 2015, by and among Brian MacDonald, Hertz Global Holdings, Inc. and The Hertz Corporation (Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 16, 2015).†

10.34
Special Award Agreement, effective as of July 1, 2014, by and between Robert J. Stuart and The Hertz Corporation (Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 16, 2015).†

10.35
Separation Agreement, dated as of July 1, 2015 by and among Richard Broome, Hertz Global Holdings, Inc., and The Hertz Corporation (Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 16, 2015).†

10.36
Letter Agreement dated June 30, 2015, by and between John P. Tague and Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 16, 2015).†

10.37
Compensation Letter, dated as of January 20, 2015, from The Hertz Corporation to Thomas C. Kennedy (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 16, 2015).†

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Exhibit Number	Description
10.38	Term Sheet for Employment Arrangements with Thomas J. Sabatino, Jr., dated as of January 16, 2015, between Hertz Global Holdings, Inc. and Thomas J. Sabatino, Jr.†*
10.39	Term Sheet for Employment Arrangements with Tyler Best, dated as of December 23, 2014, between Hertz Global Holdings, Inc. and Tyler Best.†*
10.40	Term Sheet for Employment Arrangements with Jeffrey T. Foland, dated as of January 15, 2015, between Hertz Global Holdings, Inc. and Jeffrey T. Foland.†*
12.1	Computation of Consolidated Ratio of Earnings to Fixed Charges (Unaudited) for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.*
21.1	Subsidiaries of Hertz Global Holdings, Inc.*
23.1	Consent of Independent Registered Certified Public Accounting Firm.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________________________________________________________________________
† Indicates management contract or compensatory plan or arrangement.
* Furnished herewith.

As of December 31, 2015, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.