Form 10-Q
period 2016-06-30
HERC HOLDINGS INC
filed 2016-08-09
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33139
HERC HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3530539 (I.R.S. Employer Identification Number)

27500 Riverview Center Blvd.
Bonita Springs, Florida 34134
(239) 301-1000
(Address, including Zip Code, and telephone number,
including area code, of registrant's principal executive offices)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report.)

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	x	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 2, 2016
Common Stock, par value $0.01 per share	28,310,738

HERC HOLDINGS INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
Unaudited
(In millions, except par value)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$42.6	$15.7
Restricted cash and cash equivalents	13.9	16.0
Receivables, net of allowance of $26.4 and $23.8, respectively	269.4	287.8
Taxes receivable	18.5	8.7
Inventories, net	24.3	22.3
Prepaid expenses and other current assets	8.9	11.0
Total current assets	377.6	361.5
Revenue earning equipment, net	2,460.5	2,382.5
Property and equipment, net	266.8	246.6
Other intangible assets, net	302.8	300.5
Goodwill	91.0	91.0
Other long-term assets	35.2	14.9
Total assets	$3,533.9	$3,397.0
LIABILITIES AND EQUITY
Current maturities of long-term debt	$15.8	$10.2
Loans payable to affiliates	—	73.2
Accounts payable	268.4	109.5
Accrued liabilities	65.4	47.8
Taxes payable	14.3	41.6
Total current liabilities	363.9	282.3
Long-term debt	2,114.6	53.3
Deferred taxes	665.9	727.3
Other long-term liabilities	42.1	32.1
Total liabilities	3,186.5	1,095.0
Commitments and contingencies (Note 11)
Equity:
Preferred Stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 133.3 shares authorized, 31.0 and 30.9 shares issued and 28.3 and 28.2 shares outstanding	0.3	0.3
Additional paid-in capital	1,769.9	3,734.6
Accumulated deficit	(615.0)	(605.5)
Accumulated other comprehensive loss	(115.8)	(135.4)
Treasury Stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	347.4	2,302.0
Total liabilities and equity	$3,533.9	$3,397.0

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Equipment rentals	$327.9	$347.7	$635.7	$679.3
Sales of revenue earning equipment	31.6	47.6	69.1	94.1
Sales of new equipment, parts and supplies	17.9	23.4	35.2	42.9
Service and other revenues	3.0	4.0	6.0	7.7
Total revenues	380.4	422.7	746.0	824.0
Expenses:
Direct operating	158.1	177.3	317.7	352.5
Depreciation of revenue earning equipment	84.2	86.6	166.0	169.7
Cost of sales of revenue earning equipment	38.7	41.9	84.1	81.7
Cost of sales of new equipment, parts and supplies	14.0	18.5	27.1	33.7
Selling, general and administrative	72.2	71.1	133.5	143.2
Restructuring	3.1	0.3	3.4	1.0
Interest expense, net	13.3	9.0	19.8	18.5
Other income, net	(0.5)	(1.6)	(1.4)	(2.6)
Total expenses	383.1	403.1	750.2	797.7
Income (loss) before income taxes	(2.7)	19.6	(4.2)	26.3
Income tax expense	(5.3)	(9.0)	(5.3)	(14.0)
Net income (loss)	$(8.0)	$10.6	$(9.5)	$12.3
Weighted average shares outstanding:
Basic	28.3	30.6	28.3	30.6
Diluted	28.3	30.6	28.3	30.6
Earnings (loss) per share:
Basic	$(0.28)	$0.35	$(0.34)	$0.40
Diluted	$(0.28)	$0.35	$(0.34)	$0.40

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(8.0)	$10.6	$(9.5)	$12.3
Other comprehensive income (loss):
Foreign currency translation adjustments	1.7	6.6	23.9	(13.1)
Defined benefit pension plans:
Amortization or settlement of net gain	0.4	0.1	0.9	0.4
Net loss arising during the period	(7.6)	—	(7.8)	(0.2)
Income tax (provision) benefit related to defined benefit pension plans	2.7	(0.2)	2.6	(0.1)
Total other comprehensive income (loss)	(2.8)	6.5	19.6	(13.0)
Total comprehensive income (loss)	$(10.8)	$17.1	$10.1	$(0.7)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2015	28.2	$0.3	$3,734.6	$(605.5)	$(135.4)	$(692.0)	$2,302.0
Net loss	—	—	—	(9.5)	—	—	(9.5)
Other comprehensive income	—	—	—	—	19.6	—	19.6
Net settlement on vesting of equity awards	—	—	(0.5)	—	—	—	(0.5)
Stock-based compensation charges	—	—	2.7	—	—	—	2.7
Exercise of stock options and other	0.1	—	10.0	—	—	—	10.0
Distribution and net transfers to THC	—	—	(1,976.9)	—	—	—	(1,976.9)
June 30, 2016	28.3	$0.3	$1,769.9	$(615.0)	$(115.8)	$(692.0)	$347.4

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2014	30.6	$0.3	$2,530.0	$(716.8)	$(32.3)	$(87.5)	$1,693.7
Net income	—	—	—	12.3	—	—	12.3
Other comprehensive loss	—	—	—	—	(13.0)	—	(13.0)
Net settlement on vesting of equity awards	—	—	(3.8)	—	—	—	(3.8)
Stock-based compensation charges	—	—	0.9	—	—	—	0.9
Net transfers to THC	—	—	(168.8)	—	—	—	(168.8)
June 30, 2015	30.6	$0.3	$2,358.3	$(704.5)	$(45.3)	$(87.5)	$1,521.3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(9.5)	$12.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of revenue earning equipment	166.0	169.7
Depreciation of property and equipment	18.6	18.9
Amortization of other intangible assets	2.5	19.0
Amortization of deferred financing costs	2.4	2.2
Stock-based compensation charges	2.7	0.9
Provision for receivables allowance	18.1	17.5
Deferred taxes on income	5.3	1.1
Loss (gain) on sale of revenue earning equipment	15.0	(12.4)
Gain on sale of property and equipment	(0.2)	(0.8)
Income from joint ventures	(1.4)	(1.9)
Other	0.1	3.3
Changes in assets and liabilities
Receivables	(10.1)	2.9
Inventories, prepaid expenses and other assets	(4.0)	(7.1)
Accounts payable	(13.2)	14.4
Accrued liabilities and other long-term liabilities	20.0	(2.2)
Taxes receivable and payable	(4.2)	10.4
Net cash provided by operating activities	208.1	248.2
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	2.1	10.4
Revenue earning equipment expenditures	(142.5)	(356.6)
Proceeds from disposal of revenue earning equipment	74.2	95.3
Property and equipment expenditures	(13.4)	(37.4)
Proceeds from disposal of property and equipment	2.8	8.0
Net cash used in investing activities	(76.8)	(280.3)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,235.0	—
Proceeds from revolving line of credit	1,619.0	1,180.0
Repayments on revolving line of credit	(780.0)	(976.6)
Principal payments under capital lease obligations	(5.1)	(4.9)
Proceeds from exercise of stock options and other	10.0	—
Net settlement on vesting of equity awards	(0.5)	(3.8)
Distribution and net transfers to THC	(2,074.8)	(168.8)
Net financing activities with affiliates	(67.4)	(1.2)
Payment of debt issuance costs	(41.1)	—
Net cash provided by (used in) financing activities	(104.9)	24.7
Effect of foreign exchange rate changes on cash and cash equivalents	0.5	(2.2)
Net increase (decrease) in cash and cash equivalents during the period	26.9	(9.6)
Cash and cash equivalents at beginning of period	15.7	18.9
Cash and cash equivalents at end of period	$42.6	$9.3

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$12.8	$17.2
Cash paid for income taxes, net of refunds	$4.6	$6.5
Supplemental disclosure of non-cash investing activity:
Purchases of revenue earning equipment in accounts payable	$163.0	$80.7
Disposals of revenue earning equipment in accounts receivable	$(11.4)	$5.4
Purchases of property and equipment in accounts payable	$7.8	$(0.5)
Disposals of property and equipment in accounts receivable	$(0.5)	$2.1
Supplemental disclosure of non-cash financing activity:
Non-cash settlement of transactions with THC through equity	$97.9	$—
Debt issuance costs included in accrued expenses	$0.5	$—
Supplemental disclosure of non-cash investing and financing activity:
Equipment acquired through capital lease	$20.3	$—

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Herc Holdings Inc. ("we", "us", "our", "Herc Holdings" or "the Company," or as the context requires, "its") is among the largest equipment rental companies in North America. It conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). Operations are conducted under the Herc Rentals brand in the United States, China, the United Kingdom and through joint ventures in Saudi Arabia and Qatar, as well as under the Hertz Equipment Rental brand in Canada. At June 30, 2016, the Company had approximately 280 company-operated locations, as well as approximately 15 franchisee owned locations. The Company has been in the equipment rental business since 1965 and is a full-line equipment rental supplier in key markets, including commercial and residential construction, industrial and manufacturing, refineries and petrochemicals, civil infrastructure, automotive, government and municipalities, energy, remediation, emergency response, facilities, entertainment and agriculture.  The equipment rental business is supported by ProSolutionsTM, the Company's industry specific solutions-based services, and its professional grade tools, commercial vehicles, and pump, power and climate control product offerings.

In March 2014, Hertz Global Holdings, Inc. ("Hertz Holdings") announced its intent to separate its car rental and equipment rental businesses into two independent, publicly traded companies through a spin-off (the "Spin-Off"). On June 6, 2016, the Registration Statement on Form 10, as amended, filed by Hertz Rental Car Holding Company, Inc. ("New Hertz"), a wholly owned subsidiary of Hertz Holdings, was declared effective by the U.S. Securities and Exchange Commission ("SEC"). On June 30, 2016, Hertz Holdings completed the separation of the car rental business and the equipment rental business into two independent, publicly traded companies.

To effect the separation, Hertz Holdings undertook an internal reorganization pursuant to which all of the shares of The Hertz Corporation ("THC"), the primary operating company of Hertz Holdings’ car rental business, became indirectly held by New Hertz, and all of the shares of Herc, the primary operating company of Hertz Holdings’ equipment rental business, became indirectly held by Hertz Investors, Inc., a wholly owned subsidiary of Hertz Holdings. Following the internal reorganization, Hertz Holdings distributed all of the shares of common stock of New Hertz to the stockholders of Hertz Holdings on a pro rata basis. Following the distribution, New Hertz operates the car rental business through THC and its subsidiaries and Hertz Holdings, which was renamed Herc Holdings Inc., continues to operate the equipment rental business. In connection with the separation, Herc Holdings changed the symbol for its common stock to "HRI," New Hertz was renamed Hertz Global Holdings, Inc. and New Hertz common stock, under the ticker symbol "HTZ", began trading "regular way" on the New York Stock Exchange on July 1, 2016.

For accounting purposes, due to the relative significance of New Hertz to Hertz Holdings, New Hertz was considered the spinnor or divesting entity and Herc Holdings was considered the spinnee or divested entity. As a result, despite the legal form of the transaction, New Hertz was the “accounting successor” to Hertz Holdings. Under the accounting rules, the historical financial information of New Hertz is required to reflect the financial information of Hertz Holdings, as if New Hertz spun off Herc Holdings in the Spin-Off. In contrast, the historical financial information of Herc Holdings, including such information presented in these condensed consolidated and combined financial statements, reflects the financial information of the equipment rental business and certain parent legal entities of Herc as historically operated as part of Hertz Holdings, as if Herc Holdings was a stand-alone company for all periods presented. The historical financial information of Herc Holdings presented in these condensed consolidated and combined financial statements is not necessarily indicative of what Herc Holdings’ financial position or results of operations actually would have been had Herc Holdings operated as a separate, independent company for the periods presented.

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

The Company prepares its condensed consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, the condensed consolidated and combined financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Significant estimates inherent in the preparation of the condensed consolidated and combined financial statements include depreciation of revenue earning equipment, reserves for litigation and other contingencies, accounting for income taxes, pension and postretirement benefits, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, valuation of stock-based compensation, reserves for restructuring, allowances for receivables and allocated general corporate expenses from THC, among others.

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the "Report") is the Company's first periodic report made on the basis of the post-Spin-Off business of the Company. The condensed consolidated and combined financial statements are presented on a basis of accounting that reflects a change in reporting entity and have been adjusted for the effects of the Spin-Off. These condensed consolidated and combined financial statements and selected financial information represent only those operations, assets, liabilities and equity that form Herc Holdings on a stand-alone basis. Since the Spin-Off occurred on June 30, 2016, these financial statements represent the carve-out financial results for the first six months of 2016 and include all Spin-Off impacts. All prior period amounts represent carve-out financial results.

Principles of Consolidation

The condensed consolidated and combined financial statements include the accounts of Herc Holdings and its wholly owned domestic and international subsidiaries. In the event that the Company is a primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity are included in the Company's condensed consolidated and combined financial statements. The Company accounts for its investments in joint ventures using the equity method when it has significant influence but not control and is not the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

Transactions between the Company and THC and its affiliates are herein referred to as “related party” or “affiliated” transactions for the periods presented. Effective with the Spin-Off on June 30, 2016, all transactions with THC and its affiliates were settled and paid in full. Effective July 1, 2016, the Company entered into a Transition Services Agreement ("TSA") with New Hertz. See Note 18, "Arrangements with New Hertz" for further information.

The condensed consolidated and combined financial statements include net interest expense on loans receivable and payable to affiliates and expense allocations for certain corporate functions historically performed by THC, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, employee benefits and incentives, insurance and stock-based compensation. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenues, operating expenses, headcount or other relevant measures. Management believes the assumptions underlying the condensed consolidated and combined financial statements, including the assumptions regarding the allocation of corporate expenses from THC, are reasonable. Nevertheless, the condensed consolidated and combined financial statements may not include all of the expenses that would have been incurred had the Company been a stand-alone company during the periods presented and may not reflect the Company's condensed consolidated and combined financial position, results of operations and cash flows had the Company been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would have depended on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. For additional information related to costs allocated to the Company by THC, see Note 17, "Related Party Transactions."

Stock Split

On June 30, 2016, the Company effected a 1-for-15 reverse stock split. The reverse stock split reduced the number of authorized shares of common stock and preferred stock to 133.3 million and 13.3 million, respectively. All share data and per share amounts have been retroactively adjusted for the reverse stock split in the accompanying condensed consolidated and combined financial statements and notes thereto for all periods presented. The retroactive adjustments resulted in the reclassification of $4.3 million from common stock to additional paid-in capital on the condensed consolidated and combined balance sheets and statements of changes in equity at December 31, 2015 and December 31, 2014.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported condensed consolidated and combined balance sheets, results of operations, equity or cash flows for any period presented.

Correction of Errors

During the Spin-Off and distribution process, the Company determined that certain historical balances that were attributed to Herc entities should have been attributed to THC. These classification errors were primarily caused by the historical mapping of certain entities to the Herc segment for Hertz Holdings and THC financial reporting purposes. As a result, certain historical balances related to Hertz Holdings and THC were inadvertently included in the historical carve-out financial statements of the Company. The Company assessed the materiality of these errors, both quantitatively and qualitatively, and concluded that the adjustments are not material to any prior annual or interim financial statements.

The Company has revised its previously reported condensed consolidated and combined balance sheet and statements of changes in equity in this Report to correct the error. The Company will also correct its previously reported financial statements in its future quarterly and annual filings. There was no impact to the condensed consolidated and combined statements of operations for any period. The table below reflects the impact of the revisions to amounts included in this Report that were previously reported by the Company and also reflects the retroactive impact of the June 30, 2016 stock split, as described above under the heading "Stock Split ," (in millions).

	December 31, 2015
	As Previously Reported	Adjustments	Impact of Stock Split	As Revised
Condensed Consolidated and Combined Balance Sheets
Prepaid expenses and other current assets	$20.8	$(9.8)	$—	$11.0
Additional paid-in capital	3,843.1	(112.8)	4.3	3,734.6
Accumulated other comprehensive loss	(238.4)	103.0	—	(135.4)

	December 31, 2015
	As Previously Reported	Adjustments	Impact of Stock Split	As Revised
Condensed Consolidated and Combined Statements of Changes in Equity
Additional paid-in capital	$3,843.1	$(112.8)	$4.3	$3,734.6
Accumulated other comprehensive loss	(238.4)	103.0	—	(135.4)

	December 31, 2014
	As Previously Reported	Adjustments	Impact of Stock Split	As Revised
Condensed Consolidated and Combined Statements of Changes in Equity
Additional paid-in capital	$2,607.4	$(81.7)	$4.3	$2,530.0
Accumulated other comprehensive loss	(102.4)	70.1	—	(32.3)

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Recent Accounting Pronouncements

Adopted

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period

In June 2014, the Financial Accounting Standards Board ("FASB") issued guidance requiring that a performance target in a share-based payment award that affects vesting and that can be achieved after the requisite service period is completed is to be accounted for as a performance condition; therefore, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and the amount of compensation cost recognized should be based on the portion of the service period fulfilled. The Company adopted this guidance prospectively on January 1, 2016 in accordance with the effective date. Adoption of this new guidance did not impact the Company’s financial position, results of operations or cash flows.

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

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued guidance clarifying that debt issuance costs related to line-of-credit and other revolving debt arrangements may be deferred and presented as an asset. The Company adopted this guidance retrospectively on January 1, 2016 in accordance with the effective date. The adoption of this new guidance did not impact the Company's financial position, results of operations or cash flows for any periods prior to 2016.

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

Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance that will replace most existing revenue recognition guidance in U.S. GAAP. The new guidance applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The core principle of the guidance is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The new principles-based revenue recognition model requires an entity to perform five steps in its analysis: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. Under the new guidance, performance obligations in a contract will be separately identified, which may impact the timing of recognition of the revenue allocated to each obligation. The measurement of revenue recognized may also be impacted by identification of new performance obligations and other matters, such as collectability and variable consideration. Also, additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The new guidance may be adopted on either a full or modified retrospective

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

basis. As originally issued, the guidance was effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. However in July 2015, the FASB agreed to defer the effective date until annual and interim reporting periods beginning after December 15, 2017.

In March 2016, the FASB issued clarifying guidance on assessing whether an entity is a principal or an agent in a revenue transaction, which impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued guidance that reduces the complexity for identifying performance obligations and clarifies the implementation guidance on licensing for intellectual property. In May 2016, the FASB issued guidance that clarifies the collectability criterion, the presentation of sales taxes, and non-cash consideration, and provides additional implementation practical expedients. The Company is in the process of determining the method and timing of adoption and assessing the overall impacts of adopting this guidance on its financial position, results of operations and cash flows.

Simplifying the Subsequent Measurement of Inventory

In July 2015, the FASB issued guidance that requires inventory to be measured at the lower of cost and net realizable value (rather than cost or market), excluding inventory measured using the last-in, first-out method or the retail inventory method. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective prospectively for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is in the process of assessing the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

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

Note 3—Revenue Earning Equipment

Revenue earning equipment consists of the following (in millions):

	June 30, 2016	December 31, 2015
Revenue earning equipment	$3,678.1	$3,526.2
Less: Accumulated depreciation	(1,217.6)	(1,143.7)
Revenue earning equipment, net	$2,460.5	$2,382.5

Depreciation of revenue earning equipment is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation of revenue earning equipment	$84.2	$86.6	$166.0	$169.7

Depreciation rates are reviewed on a regular basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and estimated holding periods. There were no depreciation rate changes during the three and six months ended June 30, 2016 and 2015.

For certain equipment at or nearing the end of its useful life, the Company considers the option of refurbishing the equipment as an alternative to replacing it based upon the economics of each alternative. Therefore the number of units refurbished each year can fluctuate based on several factors including the market conditions for used equipment sales and incentives offered by manufacturers of new equipment. The capitalized cost of refurbishing revenue earning equipment is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Capitalized cost of refurbishments	$1.5	$11.2	$6.0	$20.8

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 4—Property and Equipment

Property and equipment consists of the following (in millions):

	June 30, 2016	December 31, 2015
Land and buildings	$109.1	$108.0
Service vehicles	234.6	207.5
Leasehold improvements	59.4	56.7
Machinery and equipment	22.2	22.5
Computer equipment	32.8	32.4
Furniture and fixtures	4.0	4.0
Construction in progress	15.3	11.3
Property and equipment, at cost	477.4	442.4
Less: accumulated depreciation and amortization	(210.6)	(195.8)
Property and equipment, net	$266.8	$246.6

Depreciation expense for the three and six months ended June 30, 2016 was $9.3 million and $18.6 million, respectively, and $9.6 million and $18.9 million for the three and six months ended June 30, 2015, respectively. Depreciation expense for property and equipment is included in "Direct operating" and "Selling, general and administrative" expenses in the Company's condensed consolidated and combined statements of operations.

Included in property and equipment are assets acquired under capital lease obligations, which consist primarily of service vehicle leases with periods expiring at various dates through 2021. The gross amounts of equipment and related amortization recorded under capital leases were as follows (in millions):

	June 30, 2016	December 31, 2015
Service vehicles	$111.0	$88.9
Less: Accumulated amortization	(34.6)	(28.7)
	$76.4	$60.2
Note 5—Goodwill and Other Intangible Assets
The following summarizes the changes in the Company's goodwill (in millions):

	Six Months Ended June 30,	Year Ended December 31,
	2016	2015
Balance at the beginning of the period:
Goodwill	$765.9	$770.0
Accumulated impairment losses	(674.9)	(674.9)
	91.0	95.1
Sale of France and Spain operations	—	(4.4)
Currency translation	—	0.3
	—	(4.1)
Balance at the end of the period:
Goodwill	765.9	765.9
Accumulated impairment losses	(674.9)	(674.9)
	$91.0	$91.0

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Other intangible assets, net, consisted of the following major classes (in millions):

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$354.5	$(345.6)	$8.9
Other(a)	39.9	(12.0)	27.9
Total	394.4	(357.6)	36.8
Indefinite-lived intangible assets:
Trade name	266.0	—	266.0
Total other intangible assets, net	$660.4	$(357.6)	$302.8

(a)	Remaining other amortizable intangible assets primarily consists of internally developed software, of which $22.4 million is expected to be placed into service commencing in 2017.

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$354.5	$(344.0)	$10.5
Other	35.0	(11.0)	24.0
Total	389.5	(355.0)	34.5
Indefinite-lived intangible assets:
Trade name	266.0	—	266.0
Total other intangible assets, net	$655.5	$(355.0)	$300.5

Amortization of other intangible assets for the six months ended June 30, 2016 and 2015 was $2.5 million and $19.0 million, respectively. Based on the amortizable assets in service as of June 30, 2016, the Company expects remaining amortization expense to be approximately $2.6 million in 2016, $3.2 million in 2017, $2.9 million in 2018, $2.1 million in 2019, $1.9 million in 2020 and $1.7 million thereafter.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 6—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Interest Rate at June 30, 2016	Fixed or Floating Interest Rate	Maturity	June 30, 2016	December 31, 2015
Senior Secured Second Priority Notes
2022 Notes	7.50%	Fixed	2022	$610.0	$—
2024 Notes	7.75%	Fixed	2024	625.0	—
Other Debt
ABL Credit Facility	2.22%	Floating	2021	839.0	—
Capital leases	3.93%	Fixed	2016-2021	78.8	63.5
Predecessor ABL Facility	N/A	Floating	N/A	—	—
Unamortized Debt Issuance Costs(a)				(22.4)	—
Total debt				2,130.4	63.5
Less: Current maturities of long-term debt				(15.8)	(10.2)
Long-term debt				$2,114.6	$53.3

(a)
Unamortized debt issuance costs totaling $19.0 million related to the ABL Credit Facility (as defined below) are included in "Other long-term assets" in the condensed consolidated and combined balance sheet as of June 30, 2016.

Maturities

The nominal principal amounts of maturities of debt for each of the periods ending December 31 are as follows (in millions):

2016	$7.5
2017	15.7
2018	20.7
2019	22.7
2020	12.2
After 2020	2,074.0
Total	$2,152.8

The Company is highly leveraged and a substantial portion of its liquidity needs arise from the funding of its costs of operations and capital expenditures and from debt service on its indebtedness. The Company believes that cash generated from operations and cash received from the disposal of equipment, together with amounts available under its asset-based revolving credit agreement (the "ABL Credit Facility"), will be adequate to permit the Company to meet its obligations over the next twelve months.

Senior Secured Second Priority Notes

In June 2016, Herc issued $610.0 million aggregate principal amount of 7.50% senior secured second priority notes due 2022 (the "2022 Notes") and $625.0 million aggregate principal amount of 7.75% senior secured second priority notes due 2024 (the "2024 Notes" and, together with the 2022 Notes, the "Notes").

The funds were used to: (i) finance the Spin-Off and in connection therewith make a cash transfer to New Hertz and its affiliates and (ii) pay fees and other transaction expenses in connection therewith.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

The following summarizes the significant terms and conditions of the Notes:

Interest

Interest on the 2022 Notes will accrue at the rate of 7.50% per annum and will be payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2016. The 2022 Notes mature on June 1, 2022. Interest on the 2024 Notes will accrue at the rate of 7.75% per annum and will be payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2016. The 2024 Notes mature on June 1, 2024.

Guarantees

The Notes are guaranteed, on a senior secured basis, by each wholly-owned domestic subsidiary of Herc, subject to certain exceptions. The guarantee of each subsidiary is a senior secured obligation of that subsidiary.

Collateral

The security interests in the collateral may be released without the consent of the holders of the Notes if collateral is disposed of in a transaction that complies with the terms of the indenture dated as of June 9, 2016, among Herc, as issuer, and Wilmington Trust National Association, as trustee and note collateral agent, and the related collateral documents, and will be released, so long as any obligations under the ABL Credit Facility are outstanding, upon the release of all liens on such collateral securing the obligations under the ABL Credit Facility obligations.

Redemption

Herc may redeem the 2022 Notes, in whole or in part, at any time prior to June 1, 2019, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus the applicable make-whole premium. Herc may redeem the 2022 Notes, in whole or in part, at any time (i) on or after June 1, 2019 and prior to June 1, 2020, at a price equal to 103.750% of the principal amount of the 2022 Notes, (ii) on or after June 1, 2020 and prior to June 1, 2021, at a price equal to 101.875% of the principal amount of the 2022 Notes, and (iii) on or after June 1, 2021, at a price equal to 100% of the principal amount of the 2022 Notes, in each case, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. In addition, at any time prior to June 1, 2019, Herc at its option may redeem up to 40% of the original aggregate principal amount of the 2022 Notes with the proceeds of one or more equity offerings at a redemption price of 107.500%, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Herc may redeem the 2024 Notes, in whole or in part, at any time prior to June 1, 2019, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus the applicable make-whole premium. Herc may redeem the 2024 Notes, in whole or in part, at any time (i) on or after June 1, 2019 and prior to June 1, 2020, at a price equal to 105.813% of the principal amount of the 2024 Notes, (ii) on or after June 1, 2020 and prior to June 1, 2021, at a price equal to 103.875% of the principal amount of the 2024 Notes, (iii) on or after June 1, 2021 and prior to June 1, 2022, at a price equal to 101.938% of the principal amount of the 2024 Notes and (iv) on or after June 1, 2022, at a price equal to 100% of the principal amount of the 2024 Notes, in each case, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. In addition, at any time prior to June 1, 2019, Herc at its option may redeem up to 40% of the original aggregate principal amount of the 2024 Notes with the proceeds of one or more equity offerings at a redemption price of 107.750%, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Covenants

The indenture contains covenants that, among other things, limit the ability of Herc to incur additional indebtedness, guarantee indebtedness or issue certain preferred shares; pay dividends on, redeem or repurchase stock or make other distributions in respect of its capital stock; repurchase, prepay or redeem subordinated indebtedness; make loans and investments; create liens; transfer or sell assets; consolidate, merge or sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Upon the occurrence of certain events constituting a change of control triggering event, Herc is required to make an offer to repurchase all or any part of the Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to (but excluding) the repurchase date. If Herc sells assets under certain circumstances, it must use the proceeds to make

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

an offer to purchase the Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

ABL Credit Facility

In connection with the Spin-Off on June 30, 2016, the Company, through its Herc subsidiary, entered into a new asset-based revolving credit agreement that provides for senior secured revolving loans up to a maximum aggregate principal amount of $1,750 million (subject to availability under a borrowing base), including revolving loans in an aggregate principal amount of $350 million available to Canadian borrowers and U.S. borrowers. Extensions of credit under the ABL Credit Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible rental equipment, eligible service vehicles, eligible spare parts and merchandise, eligible accounts receivable, and eligible unbilled accounts subject to certain reserves and other adjustments. Subject to the satisfaction of certain conditions and limitations, the ABL Credit Facility allows for the addition of incremental revolving and/or term loan commitments. In addition, the ABL Credit Facility permits Herc to increase the amount of commitments under the ABL Credit Facility with the consent of each lender providing an additional commitment, subject to satisfaction of certain conditions.

Proceeds of loans under the ABL Credit Facility were used to finance the Spin-Off and related fees and expenses and will be used for working capital, capital expenditures, business requirements and general corporate purposes. Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation.

The following summarizes the significant terms and conditions of the ABL Credit Facility:

Maturity and Prepayments

The ABL Credit Facility matures on June 30, 2021. The ABL Credit Facility may be prepaid at the borrowers’ option at any time without premium or penalty and will be subject to mandatory prepayment (i) if the outstanding U.S. dollar or Canadian dollar denominated revolving loans under the ABL Credit Facility exceed either the aggregate commitments with respect thereto or the current applicable borrowing base, in an amount equal to such excess or (ii) if, following the occurrence of asset dispositions or any settlement of or payment in respect of any property or casualty insurance claim or any condemnation proceeding relating to the collateral, less than 100% of the net cash proceeds have been reinvested in Herc’s business within 365 days and the available loan commitments are less than $250 million.

Guarantees and Security

Herc and certain of its subsidiaries, including Canadian subsidiaries, are the borrowers under the ABL Credit Facility. Herc Intermediate Holdings LLC, Herc and each direct and indirect domestic subsidiary of Herc (and, in the case of Canadian obligations, each direct and indirect Canadian subsidiary of Herc) guarantees the borrowers’ payment obligations under the ABL Credit Facility, subject to certain exceptions.

The ABL Credit Facility and the guarantees thereof are secured by (i) a first priority pledge of (A) all of the capital stock of Herc and each domestic borrower, (B) all of the capital stock of all domestic subsidiaries owned by Herc, each domestic borrower and each domestic subsidiary guarantor and (C) 65% of the capital stock of any foreign subsidiary held directly by Herc, any domestic borrower or any domestic subsidiary guarantor and (ii) a first priority security interest in substantially all other tangible and intangible assets owned by Herc, each domestic borrower and each domestic subsidiary guarantor, in each case to the extent permitted by applicable law and subject to certain exceptions.

The Canadian obligations under the ABL Credit Facility are also secured, pursuant to a Canadian guarantee and collateral agreement made by the Canadian borrowers and certain Canadian subsidiaries of Herc in favor of the Canadian agent and Canadian ABL collateral agent, by a first priority security interest in substantially all assets of the Canadian borrowers and the Canadian guarantors, subject to certain exceptions.

The liens securing the ABL Credit Facility are first in priority (as between the ABL Credit Facility and the Notes) with respect to the collateral.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Interest and Fees

The interest rates applicable to the loans under the ABL Credit Facility are based on a fluctuating rate of interest measured by reference to either, at the borrowers’ option, (i) an adjusted London inter-bank offered rate, plus a borrowing margin or (ii) an alternate base rate, plus a borrowing margin (or, in the case of the Canadian borrowers, a rate equal to the rate on bankers’ acceptances with the same maturity, plus a borrowing margin). The borrowing margin on the ABL Credit Facility is determined based on a pricing grid that is bifurcated based on corporate credit ratings, with levels within the grid based on available commitments. Overdue amounts bear interest at a rate that is 2% higher than the rate otherwise applicable. Customary fees are also payable in respect of the ABL Credit Facility, including a commitment fee on the unutilized portion thereof.

Covenants

The ABL Credit Facility contains a number of negative covenants that, among other things, limit or restrict the ability of the borrowers and, in certain cases, their restricted subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain dividends, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, engage in certain transactions with affiliates and enter into certain restrictive agreements.

Under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject the Herc credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended.

Covenants in the ABL Credit Facility restrict payment of cash dividends to any parent of Herc, including Herc Holdings, except in an aggregate amount, taken together with certain investments, acquisitions and optional prepayments, not to exceed $200 million. Herc may also pay additional cash dividends under the ABL Credit Facility under certain circumstances.

The ABL Credit Facility also contains certain affirmative covenants, including financial and other reporting requirements.

Events of Default

The ABL Credit Facility provides for customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation, non-payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, specified cross default and cross acceleration to other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interest, material judgments and change of control.

Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company under the ABL Credit Facility as of June 30, 2016 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$868.1	$837.9

As of June 30, 2016, the ABL Credit Facility had $207.1 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Letters of Credit

As of June 30, 2016, $42.9 million of stand by letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Debt Issuance Costs

In connection with the issuance of the Notes and entry into the ABL Credit Facility, the Company capitalized $41.6 million in deferred debt issuance costs, of which $22.6 million are included in "Long-term debt" and $19.0 million are included in "Other long-term assets" in the accompanying condensed consolidated and combined balance sheet as of June 30, 2016. The debt issuance costs are being amortized to interest expense on a straight-line basis over the respective contractual terms of the applicable debt. Non-cash interest expense related to the amortization of these debt issuance costs for both the three and six months ended June 30, 2016 was $0.2 million.

Non-cash interest expense related to the amortization of debt issuance costs for the Predecessor ABL Facility (as defined below) for the three and six months ended June 30, 2016 was $1.1 million and $2.2 million, respectively. Non-cash interest expense for the three and six months ended June 30, 2015 was $1.1 million and $2.2 million, respectively.

Predecessor ABL Facility

In March 2011, Herc and THC, as co-borrowers, and certain of their subsidiaries entered into a credit agreement that initially provided for aggregate maximum borrowings of $1,800 million (subject to borrowing base availability) on a revolving basis under an asset-based revolving credit facility (the "Predecessor ABL Facility.") The lenders under the Predecessor ABL Facility were granted a security interest in substantially all of the tangible and intangible assets of THC, Herc and the co-borrowers and guarantors under that facility, including pledges of the stock of certain of their respective U.S. subsidiaries (subject, in each case, to certain exceptions).

Concurrent with the Spin-Off on June 30, 2016, the Predecessor ABL Facility was terminated and any and all liens on the collateral were terminated and released. All amounts, including unpaid interest, were paid in full at the time of termination.

Note 7—Employee Retirement Benefits

Prior to the Spin-off, the Company participated in certain THC-sponsored U.S. defined benefit and defined contribution plans covering substantially all U.S. employees, as well as certain non-U.S. defined benefit and defined contribution plans covering eligible non-U.S. employees. Postretirement benefits, other than pensions, provide healthcare benefits, and in some instances, life insurance benefits for certain eligible retired employees.

Prior to the Spin-Off, qualified U.S. employees of the Company, after completion of specified periods of service, were eligible to participate in The Hertz Corporation Account Balance Defined Benefit Pension Plan (“Hertz Retirement Plan”), a cash balance plan that was frozen effective December 31, 2014. Under this qualified Hertz Retirement Plan, the Company pays the entire cost and employees are not required to contribute.

THC also sponsored postretirement health care and life insurance benefits for a limited number of employees of the Company with hire dates prior to January 1, 1990. The postretirement health care plan is contributory with participants' contributions adjusted annually.

The Company has recorded its portion of the expense and related obligations for each of the plans referred to above using Company specific census data while plan assets were allocated proportionally. The contribution amounts for periods prior to the Spin-Off were determined in total for each of the plans and allocated to the Company based on the accumulated benefit obligation.

In connection with the Spin-Off, Herc Holdings established the Herc Holdings Retirement Plan. The assets and liabilities of the Hertz Retirement Plan attributable to current and former employees of the equipment rental business were legally separated and the assets were preliminarily allocated based on the applicable requirements and transferred to the new Herc Holdings Retirement Plan following the Spin-Off. The Company expects the final allocation of assets to occur before the end of the first quarter of 2017.
Pursuant to various collective bargaining agreements, certain union-represented employees participate in multiemployer pension plans. Following the Spin-Off, the responsibility for the required contributions to the applicable multiemployer pension plans remains with the employer of the covered union-represented employees.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Additionally, Herc Holdings established the Herc Holdings Savings Plan. Following the Spin-Off, the accounts (including loans) of Herc Holdings’ current and former employees were transferred from the Hertz Savings Plan to the new Herc Holdings Savings Plan. The Herc Holdings Savings Plan provides employer contributions in a similar manner as provided under the Hertz Savings Plan (including a company matching contribution to contributing employees as well as an annual employer contribution for employees continuing service with Herc Holdings who were previously eligible for the Hertz Retirement Plan).
The following table sets forth the net periodic pension expense (in millions):

	Net Periodic Pension Costs (Benefits)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Components of Net Periodic Pension Benefit:
Interest cost	$1.5	$1.4	$3.1	$2.8
Expected return on plan assets	(2.0)	(2.2)	(4.0)	(4.4)
Net amortizations	0.4	0.1	0.9	0.2
Settlement loss	—	—	—	0.2
Net periodic pension benefit	$(0.1)	$(0.7)	$—	$(1.2)

The policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time the Company may make contributions and benefit payments beyond those legally required.

The Company did not make any cash contributions to its U.S. qualified pension plan during six months ended June 30, 2016 or 2015. The Company does not anticipate contributing to the U.S. qualified pension plan during the remainder of 2016. The level of future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

Certain of the Company's employees participate in non-qualified, unfunded plans. The Company did not make any benefit payments through its U.S. non-qualified pension plans during the three and six months ended June 30, 2016. Benefit payments through the U.S. non-qualified pension plans during the three and six months ended June 30, 2015 were $0 and $1.4 million, respectively.

Note 8—Stock-Based Compensation

Certain of the Company's employees participated in stock-based compensation plans sponsored by Hertz Holdings. Stock-based compensation awards are measured on their grant date using a fair value method and are recognized in the statement of operations over the requisite service period. The stock-based compensation plans provide for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted awards (shares and units) and deferred stock units to key executives, employees and non-management directors.

In connection with the Spin-Off, Herc Holdings inherited the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (the “Omnibus Plan”). Outstanding equity awards were adjusted and converted in accordance with a formula designed to preserve the intrinsic economic value of the original equity awards after taking into account the Spin-Off and the reverse stock split. Adjusted awards for active and former Herc employees were denominated in the common stock of Herc Holdings after the Spin-Off. Generally, the adjusted awards were subject to the same terms and vesting conditions as the original Hertz Holdings awards. The adjusted awards for performance stock units provided adjusted performance metrics to reflect the separation of the car rental and equipment rental businesses, and the adjusted awards contained such additional or adjusted provisions as were required.

The total number of common shares authorized for issuance under the Omnibus Plan after the reverse stock split is 2.2 million, of which 1.4 million remains available as of June 30, 2016 for future incentive awards. The share and per share data presented in this note has been retroactively adjusted to reflect the impact of the separation and conversion, including the reverse stock split.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

The Company's stock-based compensation expense is included in “Selling, general and administrative.” The following table summarizes the expenses and associated income tax benefits recognized (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Compensation expense	$1.7	$0.7	$2.7	$0.9
Income tax benefit	(0.6)	(0.3)	(1.0)	(0.4)
Total	$1.1	$0.4	$1.7	$0.5

Stock-based compensation expense includes expense attributable to the Company based on the awards and terms previously granted under the incentive compensation plan to the Company's employees and an allocation of THC's corporate and shared functional employee expenses. Accordingly, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the results that the Company would have experienced as an independent, publicly-traded company for the periods presented.

These expenses include allocated stock-based compensation expenses from THC of $1.4 million and $2.0 million for the three and six months ended June 30, 2016, respectively, and $0.3 million and $0.3 million for the three and six months ended June 30, 2015, respectively, on a pre-tax basis. The expenses are for the employees of THC and its non-Herc Holdings subsidiaries whose costs of services were allocated to the Company for the applicable periods presented. For additional information related to costs allocated to the Company by THC, see Note 17, "Related Party Transactions."

As of June 30, 2016, there was $7.5 million of total unrecognized compensation cost related to non-vested stock options, restricted stock units and performance stock units granted by Hertz Holdings under all plans. The total unrecognized compensation cost is expected to be recognized over the remaining 2.4 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Stock Options and Stock Appreciation Rights

All stock options and stock appreciation rights granted under the Omnibus Plan had a per-share exercise price of not less than the fair market value of one share of common stock on the grant date. Stock options and stock appreciation rights vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan). No stock options or stock appreciation rights are exercisable after ten years from the grant date.

The Company has accounted for its employee stock-based compensation awards in accordance with Accounting Standards Codification 718, "Compensation - Stock Compensation." The options are being accounted for as equity-classified awards. The Company recognizes compensation cost on a straight-line basis over the vesting period. The value of each option award is estimated on the grant date using a Black-Scholes option pricing model.

A summary of option activity under the Omnibus Plan is presented below.

	Shares	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2016	134,200	$52.11	3.5	$0.5
Granted	—	—
Exercised	(15,364)	21.03
Forfeited or expired	(9,939)	54.58
Outstanding at June 30, 2016	108,897	$56.27	3.3	$0.1
Exercisable at June 30, 2016	46,913	$53.03	2.5	$0.1

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

A summary of non-vested options is presented below.

	Non-vested Shares	Weighted‑ Average Exercise Price	Weighted‑ Average Grant - Date Fair Value
Non-vested as of January 1, 2016	74,709	$59.65	$19.14
Granted	—	—	—
Vested	(11,872)	63.73	20.79
Forfeited	(853)	70.13	23.46
Non-vested as of June 30, 2016	61,984	$58.72	$18.76

Performance Stock, Performance Stock Units, Restricted Stock and Restricted Stock Units

Performance stock and performance stock units ("PSUs") granted under the Omnibus Plan will vest based on the achievement of pre-determined performance goals over performance periods determined by the Company's compensation committee. Each of the units granted under the Omnibus Plan represent the right to receive one share of the Company's common stock on a specified future date. In the event of an employee's death or disability, a pro rata portion of the employee's performance stock and PSUs will vest to the extent performance goals are achieved at the end of the performance period. Restricted stock and restricted stock units ("RSUs") granted under the Omnibus Plan will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the compensation committee.

A summary of the PSU activity under the Omnibus Plan is presented below.

	Shares	Weighted‑ Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2016	37,259	$62.33	$1.7
Granted	119,164	29.77
Vested	—	—
Forfeited or expired	(9,638)	61.54
Outstanding at June 30, 2016	146,785	$35.95	$5.0

A summary of the RSU activity under the Omnibus Plan is presented below.

	Shares	Weighted‑ Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2016	21,206	$56.30	$1.0
Granted	79,665	29.87
Vested	(3,112)	65.77
Forfeited or expired	(609)	64.82
Outstanding at June 30, 2016	97,150	$34.27	$3.4

Compensation expense for PSUs and RSUs is based on the grant date fair value, and is recognized ratably over the vesting period. For grants in 2016, 2015 and 2014, the vesting period is three years. In addition to the service vesting condition, the PSUs have an additional vesting condition which calls for the number of units to be awarded being based on the achievement of certain performance measures over the applicable measurement period.

PSUs granted in 2016 include vesting conditions based on the achievement of the Company's corporate EBITDA performance measures over a three-year period from 2016 to 2018. PSUs granted in 2015 include vesting conditions based on the achievement of certain performance measures over a three-year period from 2015 to 2017. For 2015, the performance measure was based on Hertz Holdings' corporate EBITDA performance measure which was not achieved and, therefore, the PSUs were forfeited. In connection with the Spin-Off, the awards' vesting condition for the 2016 and 2017 performance periods was changed by Hertz

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Holdings to a Herc standalone corporate EBITDA performance measure. The change to the performance measure was treated as a modification of the awards and did not have a significant impact on the Company's results of operations.

Note 9—Income Taxes

The effective tax rate for the three months ended June 30, 2016 and 2015 was (196.3)% and 45.9%, respectively. The effective tax rate for the six months ended June 30, 2016 and 2015 was (126.2)% and 53.2%, respectively. The effective tax rate for the full fiscal year 2016 is expected to be approximately 52.0%. The effective tax rates for the three and six months ended June 30, 2016 and the expected full fiscal year 2016 rate are primarily driven by $6.4 million of tax expense related to state taxes incurred as a result of the Spin-Off.

In connection with the Spin-Off, net operating loss carryforwards have been split between the Company and New Hertz pursuant to the Internal Revenue Code and regulations. While not expected to be significant, the split of net operating loss carryforwards may be further adjusted when the 2015 and 2016 federal tax returns are finalized. As of June 30, 2016, the Company has $183.7 million of gross federal net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforward has been reduced by uncertain tax positions of $0.4 million.

Note 10—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the six months ended June 30, 2016 and 2015 are presented in the tables below (in millions). The balances at January 1, 2015 and 2016 were impacted by the correction of an error as described in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements."

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(15.5)	$(119.9)	$(135.4)
Other comprehensive income (loss) before reclassification	(4.8)	23.9	19.1
Amounts reclassified from accumulated other comprehensive loss	0.5	—	0.5
Net current period other comprehensive income (loss)	(4.3)	23.9	19.6
Balance at June 30, 2016	$(19.8)	$(96.0)	$(115.8)

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(10.8)	$(21.5)	$(32.3)
Other comprehensive loss before reclassification	(0.1)	(13.1)	(13.2)
Amounts reclassified from accumulated other comprehensive loss	0.2	—	0.2
Net current period other comprehensive income (loss)	0.1	(13.1)	(13.0)
Balance at June 30, 2015	$(10.7)	$(34.6)	$(45.3)

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Amounts reclassified from accumulated other comprehensive income (loss) to earnings were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Pension and other postretirement benefit plans	2016	2015	2016	2015	Statement of Operations Caption
Amortization of actuarial (gain) losses(a)	$0.4	$0.1	$0.9	$0.2	Selling, general and administrative
Settlement loss(a)	—	—	—	0.2	Selling, general and administrative
Total	0.4	0.1	0.9	0.4
Tax provision	(0.2)	—	(0.4)	(0.2)	Income tax benefit (expense)
Total reclassifications for the period	$0.2	$0.1	$0.5	$0.2
(a)     Included in the computation of net periodic pension costs (benefits). See Note 7, "Employee Retirement Benefits."

Note 11—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

From time to time the Company is a party to various legal proceedings. Summarized below are the most significant legal proceedings to which the Company is a party.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming the Company (under its former Hertz Global Holdings, Inc. name) and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, the Company responded to the amended complaint by filing a motion to dismiss. After a hearing in October 2014, the court granted the Company’s motion to dismiss the complaint. The dismissal was without prejudice and plaintiff was granted leave to file a second amended complaint within 30 days of the order. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period such that it was not alleged to have commenced until May 18, 2013 and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, this case was assigned to a new federal judge in the District of New Jersey, and the Company responded to the second amended complaint by filing another motion to dismiss. On July 22, 2015, the court granted the Company’s motion to dismiss without prejudice and ordered that plaintiff could file a third amended complaint on or before August 22, 2015. On August 21, 2015, plaintiff filed a third amended complaint. The third amended complaint included additional allegations, named additional current and former officers as defendants and expanded the putative class period such that it was alleged to span from February 14, 2013 to July 16, 2015. On November 4, 2015, the Company filed its motion to dismiss. Thereafter, a motion was made by plaintiff to add a new plaintiff, because of challenges to the standing of the first plaintiff. The court granted plaintiffs leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. The Company and the individual defendants moved to dismiss the fourth amended complaint in its entirety with prejudice on March 24, 2016, and plaintiff filed its opposition to same on May 6, 2016. On June 13, 2016, the Company and the individual defendants filed their reply briefs in support of their motions to dismiss. The matter is now fully briefed. The Company believes that it has valid and meritorious defenses and New Hertz, which is responsible for managing this matter, has informed the Company that it intends to vigorously defend against the complaint, but litigation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. It is possible that this matter could be decided unfavorably to the Company. However, the Company is currently unable to estimate the range of these possible losses, but they could be material to the Company's consolidated and combined financial condition, results of operations or cash flows in any particular reporting period.

Governmental Investigations - In June 2014, the Company (in its previous form as the holding company of both the existing equipment rental operations as well as the rental car operations that have since been spun off into a separate

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

company) was advised by the staff of the New York Regional Office of the SEC that it is investigating the events disclosed in certain of the Company’s filings with the SEC (under its former Hertz Global Holdings, Inc. name). In addition, in December 2014 a state securities regulator requested information, and starting in June 2016 the Company has had communications with the United States Attorney’s Office for the District of New Jersey, in each case regarding the same or similar events. The investigations and communications generally involve the restatements included in the Company’s 2014 Form 10-K and related accounting for prior periods. The Company has and intends to continue to cooperate with all governmental requests related to the foregoing. Due to the stage of the proceedings, the Company is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which could be material. Among other matters, the restatements included in the Company’s 2014 Form 10-K addressed a variety of accounting matters involving THC's former Brazil vehicle rental operations. The Company has identified certain activities by THC's former vehicle rental operations in Brazil that may raise issues under the Foreign Corrupt Practices Act and other federal and local laws. THC has self-reported these issues to appropriate government entities, and these issues continue to be investigated. At this time, the Company is unable to predict the outcome of these issues or estimate the range of reasonably possible losses, which could be material.

In addition, the Company is subject to a number of claims and proceedings that generally arise in the ordinary conduct of its business. These matters include, but are not limited to, claims arising from the operation of rented equipment and workers' compensation claims. The Company does not believe that the liabilities arising from such ordinary course claims and proceedings will have a material adverse effect on the Company's consolidated and combined financial position, results of operations or cash flows.

The Company has established reserves for matters where the Company believes the losses are probable and can be reasonably estimated. For matters, including certain of those described above, where a reserve has not been established, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. Litigation is subject to many uncertainties and there can be no assurance as to the outcome of the individual litigated matters. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to the Company's consolidated and combined financial condition, results of operations or cash flows in any particular reporting period.

Off-Balance Sheet Commitments

Indemnification Obligations

In the ordinary course of business, the Company executes contracts involving indemnification obligations customary in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These indemnification obligations might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnification obligations and has accrued for expected losses that are probable and estimable. The types of indemnification obligations for which payments are possible include the following:

The Spin-Off

In connection with the Spin-Off, pursuant to the separation and distribution agreement (as discussed in Note 18, "Arrangements with New Hertz"), the Company has assumed the liability for, and control of, all pending and threatened legal matters related to its equipment rental business and related assets, as well as assumed or retained liabilities, and will indemnify New Hertz for any liability arising out of or resulting from such assumed legal matters.  The separation and distribution agreement also provides for certain liabilities to be shared by the parties.  Herc Holdings is responsible for a portion of these shared liabilities (typically 15%), as set forth in that agreement.  New Hertz is responsible for managing the settlement or other disposition of such shared liabilities. Pursuant to the tax matters agreement, the Company has agreed to indemnify New Hertz for any resulting taxes and related losses if the Company takes or fails to take any action (or permits any of its affiliates to take or fail to take any action) that causes the Spin-Off and related transactions to be taxable, or if there is an acquisition of the equity securities or assets of the Company or of any member of the Company’s group that causes the Spin-Off and related transactions to be taxable.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Environmental
The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. The probable expenses that the Company expects to incur for such matters have been accrued, and those expenses are reflected in the Company's condensed consolidated and combined financial statements. As of June 30, 2016 and December 31, 2015, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in the Company's condensed consolidated and combined balance sheets in "Accrued expenses and other liabilities" were $0.2 million and $0.1 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which the Company ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as the Company's connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Note 12—Restructuring

As part of the Company's ongoing effort to reduce operating costs, the Company reduced headcount and closed certain branches in 2015 and 2016 in the U.S. and Canada resulting in severance costs as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities.

The Company incurred the following restructuring costs (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
By Type:
Termination benefits	$1.8	$0.1	$1.8	$0.2
Facility closure and lease obligation costs	1.3	0.2	1.6	0.8
Total	$3.1	$0.3	$3.4	$1.0

The following table sets forth the activity affecting the restructuring accrual during the six months ended June 30, 2016 (in millions). The Company expects to pay the remaining restructuring obligations relating to termination benefits over the next twelve months. The remainder of the restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

	Termination Benefits	Other	Total
Balance as of January 1, 2016	$1.2	$1.3	$2.5
Charges incurred	1.8	1.6	3.4
Cash payments	(2.2)	(1.9)	(4.1)
Other non-cash charges	—	(0.1)	(0.1)
Balance as of June 30, 2016	$0.8	$0.9	$1.7

Note 13—Financial Instruments

The Company established risk management policies and procedures, which seek to reduce the Company’s commercial risk exposure to fluctuations in foreign currency exchange rates. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The Company monitors counterparty credit risk, including lenders, on a regular basis, but cannot be certain that all risks will be discerned or that its risk management policies and

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

procedures will always be effective. Additionally, in the event of default under the Company’s master derivative agreements, the non-defaulting party has the option to set-off any amounts owed with regard to open derivative positions.

Foreign Currency Exchange Rate Risk

The Company’s objective in managing exposure to foreign currency fluctuations is to limit the exposure of certain cash flows and earnings to foreign currency exchange rate changes through the use of various derivative contracts. The Company experiences foreign currency risks in its global operations as a result of various factors, including intercompany local currency denominated loans, rental operations in various currencies and purchasing fleet in various currencies.

The following table summarizes the estimated fair value of the Company's financial instruments, none of which have been designated in a hedging relationship (in millions).

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
	June 30, 2016(2)	December 31, 2015	June 30, 2016(2)	December 31, 2015
Foreign currency forward contracts	$—	$0.1	$—	$—

(1)	Asset derivatives are recorded in "Prepaid expenses and other current assets" and liability derivatives are recorded in "Accrued liabilities" in the condensed consolidated and combined balance sheets.

(2)	The Company did not hold any financial instruments as of June 30, 2016.

The following table summarizes the losses on derivative instruments for the periods indicated. All losses are recorded in "Selling, general and administrative" in the condensed consolidated and combined statements of operations (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency forward contracts	$(0.2)	$(2.9)	$(0.1)	$(6.3)

Note 14—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

Cash Equivalents and Investments

The Company’s cash equivalents primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. At June 30, 2016 and December 31, 2015, the Company's cash equivalents and investments balance was $13.2 million and $13.5 million, respectively.

Financial Instruments

The fair value of the Company's financial instruments as of June 30, 2016 and December 31, 2015 are shown in Note 13, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	June 30, 2016		December 31, 2015
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Debt	$2,152.8	$2,132.7	$63.5	$63.5

Note 15—Equity and Earnings (Loss) Per Share

Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

On June 30, 2016, the Company effected a 1-for-15 reverse stock split. All share data, per share amounts and dilutive and antidilutive amounts have been retroactively adjusted to reflect the impact of the separation and conversion, including the reverse stock split, in the accompanying condensed consolidated and combined financial statements and notes thereto for all periods presented.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss), basic and diluted	$(8.0)	$10.6	$(9.5)	$12.3
Denominator:
Basic weighted average common shares	28.3	30.6	28.3	30.6
Stock options, RSUs and PSUs(a)	—	—	—	—
Weighted average shares used to calculate diluted earnings per share	28.3	30.6	28.3	30.6
Earnings (loss) per share:
Basic	$(0.28)	$0.35	$(0.34)	$0.40
Diluted	$(0.28)	$0.35	$(0.34)	$0.40
Antidilutive stock options, RSUs and PSUs(a)	0.2	—	0.2	—
(a)     The dilutive and antidilutive impact of stock options, RSUs and PSUs for the three and six months ended June 30, 2015 rounds to zero for each period.

Share Repurchase Program

In March 2014, Hertz Holdings announced a $1.0 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits the Company, as the successor to Hertz Holdings, to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets and other factors. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements without prior notice. During 2015, Hertz Holdings repurchased 2.5 million shares (on a reverse split adjusted basis) at an aggregate purchase price of approximately $604.5 million under the Share Repurchase Program. Repurchases are included in treasury stock in the accompanying condensed consolidated and combined balance sheets as of June 30, 2016 and December 31, 2015. As of June 30, 2016, the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $395.9 million.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 16—Segment Information

The Company consists of a single reportable segment, worldwide equipment rental. In determining its reportable segments, the Company considered guidance in ASC 280, “Segment Reporting.” ASC 280 provides that reportable segments may be presented based on the “management” approach and the Company has used the management approach to identify its operating segments. The management approach follows the internal process used by management for making decisions and assessing performance to determine the Company's reportable segments. Using the management approach, the Company has determined that there is a single reportable segment based upon the information provided to the chief operating decision maker, who regularly reviews financial results and assesses operating performance and allocates resources at the worldwide level for the Company.

Note 17—Related Party Transactions

Transactions between the Company and THC and its affiliates are herein referred to as “related party” or “affiliated” transactions for the periods presented. Effective with the Spin-Off on June 30, 2016, all transactions with THC and its affiliates were settled and paid in full. Effective July 1, 2016, the Company entered into a Transition Services Agreement ("TSA") with New Hertz. See Note 18, "Arrangements with New Hertz" for further information.

Corporate Allocations

Historically, THC has provided services to and funded certain expenses for the Company that were recorded at the THC level prior to the Spin-Off. As discussed in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements," the financial information in these condensed consolidated and combined financial statements includes direct costs of the Company incurred by THC on the Company’s behalf and an allocation of general corporate expenses of THC which were not historically allocated to the Company for certain support functions that were provided on a centralized basis within THC and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others, and that would have been incurred had the Company been a separate, stand-alone entity.

Costs incurred and allocated by THC were included in the condensed consolidated and combined statements of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct operating	$0.3	$0.6	$0.6	$0.7
Selling, general and administrative	9.0	8.4	18.0	18.4
Total allocated expenses	$9.3	$9.0	$18.6	$19.1
Loans with Affiliates

The Company entered into various loan agreements with affiliates as part of the centralized approach to cash management and financing of worldwide operations by THC. The amounts due to and from other affiliates had various interest rates and maturity dates but were generally short-term in nature. Effective with the Spin-Off on June 30, 2016, any loans with affiliates were settled and paid in full, including any accrued interest.

Intercompany Transactions

Prior to the Spin-Off, all significant intercompany payable/receivable balances between the Company and THC were considered to be effectively settled for cash in the condensed consolidated and combined financial statements at the time the transaction was recorded.

Agreements with Carl C. Icahn

On September 15, 2014, Hertz Holdings entered into the Nomination and Standstill Agreement (the “Nomination and Standstill Agreement”) with Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP,

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., Vincent J. Intrieri, Samuel Merksamer and Daniel A. Ninivaggi (collectively, the “Original Icahn Group”). The Company continues to be subject to the rights and obligations of Hertz Holdings under the Nomination and Standstill Agreement. In addition, in connection with their appointments to the Company’s board of directors, each of Courtney Mather, Louis J. Pastor and Stephen A. Mongillo (collectively, the “Icahn Designees,” and, together with the Original Icahn Group, the “Icahn Group”) executed a Joinder Agreement agreeing to become bound as a party to the terms and conditions of the Nomination and Standstill Agreement (such Joinder Agreements are referred to herein collectively as the “Joinder Agreements,” and, together with the Nomination and Standstill Agreement, the “Icahn Agreements”).

Pursuant to the Icahn Agreements, the Icahn Designees were appointed to the Company’s board of directors upon completion of the Spin-Off. Pursuant to the Icahn Agreements, so long as an Icahn Designee is a member of the board of directors, the board of directors will not be expanded to greater than ten directors without approval from the Icahn Designees then on the board of directors. In addition, pursuant to the Icahn Agreements, subject to certain restrictions and requirements, the Icahn Group will have certain replacement rights in the event an Icahn Designee resigns or is otherwise unable to serve as a director (other than as a result of not being nominated by the Company for an annual meeting).

In addition, until the date that no Icahn Designee is a member of the Board (or otherwise deemed to be on the Board pursuant to the terms of the Icahn Agreements) (the “Board Representation Period”), the Icahn Group agrees to vote all of its shares of the Company’s common stock in favor of the election of all of the Company’s director nominees at each annual or special meeting of the Company’s stockholders. Also pursuant to the Icahn Agreements, during the Board Representation Period, and subject to limited exceptions, the Icahn Group will adhere to certain standstill obligations, including the obligation to not solicit proxies or consents or influence others with respect to the same. The Icahn Group further agrees that during the Board Representation Period, subject to certain limited exceptions, the Icahn Group will not acquire or otherwise beneficially own more than 20% of the Company’s outstanding voting securities.

Further, pursuant to the Icahn Agreements, the board of directors dissolved the previously existing Executive and Finance Committee of the Company’s board of directors, and agreed not to create a separate executive committee of the board so long as an Icahn Designee is a member of the board of directors.

If at any time the Icahn Group ceases to hold a “net long position,” as defined in the Nomination and Standstill Agreement, in at least (A) 1,900,000 shares of the Company’s common stock, the Icahn Group will cause one Icahn Designee to promptly resign from the board of directors; (B) 1,520,000 shares of the Company’s common stock, the Icahn Group will cause two Icahn Designees to promptly resign from the board of directors; and (C) 1,266,667 shares of the Company’s common stock, the Icahn Group will cause all of the Icahn Designees to promptly resign from the board of directors and the Company’s obligations under the Icahn Agreements will terminate. The foregoing share amounts are adjusted for the reverse stock split that was effective immediately after the Spin-Off.

In addition, pursuant to the Icahn Agreements, the Company entered into a registration rights agreement, effective June 30, 2016 (the “Registration Rights Agreement”), with High River Limited Partnership, Icahn Partners LP and Icahn Partners Master Fund LP, on behalf of any person who is a member of the “Icahn group” (as such term is defined therein) who owns applicable securities at the relevant time and is or has become a party to the Registration Rights Agreement. The Registration Rights Agreement provides for customary demand and piggyback registration rights and obligations.

An affiliate of Carl C. Icahn purchased $50 million in aggregate principal amount of the 2022 Notes and $75 million in aggregate principal amount of the 2024 Notes.

Note 18—Arrangements with New Hertz

In connection with the Spin-Off, the Company entered into a separation and distribution agreement with New Hertz . In connection therewith, the Company also entered into various other ancillary agreements with New Hertz to effect the Spin-Off and provide a framework for its relationship with New Hertz. The following summarizes some of the most significant agreements and relationships that Herc Holdings will continue to have with New Hertz.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Separation and Distribution Agreement

The Company entered into a separation and distribution agreement (the “Separation Agreement”) with New Hertz which sets forth the Company's agreements with New Hertz regarding the principal actions to be taken in connection with the Spin-Off. It also sets forth other agreements that govern aspects of Herc Holdings relationship with New Hertz following the Spin-Off as follows:

Internal Reorganization and Related Financing Transactions

The Separation Agreement provides for the transfers of entities and assets and assumptions of liabilities that were necessary to complete the Spin-Off, including the series of internal reorganization transactions such that New Hertz holds the entities associated with the vehicle rental business and Herc Holdings holds the entities associated with the equipment rental business.

Pursuant to the Separation Agreement, Herc made certain cash transfers in the total amount of approximately $2.1 billion to New Hertz and its subsidiaries in June 2016.

Legal Matters and Claims; Sharing of Certain Liabilities

Subject to any specified exceptions, each party to the Separation Agreement has assumed the liability for, and control of, all pending and threatened legal matters related to its own business, as well as assumed or retained liabilities, and will indemnify the other party for any liability arising out of or resulting from such assumed legal matters.

The Separation Agreement provides for certain liabilities to be shared by the parties. New Hertz and Herc Holdings are each responsible for a portion of these shared liabilities, as set forth in the Separation Agreement. New Hertz is responsible for managing the settlement or other disposition of such shared liabilities.

Other Matters

In addition to those matters discussed above, the Separation Agreement, among other things, (i) governs the transfer of assets and liabilities generally, (ii) terminates all intercompany arrangements between New Hertz and Herc Holdings except for specified agreements and arrangements that survived the Spin-Off, (iii) contains further assurances, terms and conditions that require New Hertz and Herc Holdings to use commercially reasonable efforts to consummate the transactions contemplated by the Separation Agreement and the ancillary agreements, (iv) releases certain claims between the parties and their affiliates, successors and assigns, (v) contains mutual indemnification clauses and (vi) allocates expenses of the Spin-Off between the parties.

Transition Services Agreement

The Company entered into a transition services agreement (the “Transition Services Agreement”) pursuant to which New Hertz or its affiliates will provide specified services to Herc Holdings on a transitional basis to help ensure an orderly transition following the Spin-Off, although New Hertz may request certain transition services to be performed by Herc Holdings. The services to be provided by New Hertz or its affiliates primarily include:

•	information technology and network and telecommunications systems support;

•	human resources, payroll and benefits;

•	accounting and finance;

•	treasury;

•	tax matters; and

•	administrative services.

The Transition Services Agreement generally provides for a term of up to two years following the Spin-Off, though the recipient of the services may elect to terminate a service at any time upon advance written notice. With certain exceptions, New Hertz and

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Herc Holdings expect to charge for the services rendered the allocated costs associated with rendering these services, and may include a mark-up for certain services.

Tax Matters Agreement

The Company entered into a tax matters agreement (the “Tax Matters Agreement”) with New Hertz that governs the parties' rights, responsibilities and obligations after the Spin-Off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns.

Under the Tax Matters Agreement, each party is responsible for their respective tax liabilities. The agreement provides for no compensation due to any change in a tax attribute, such as a net operating loss.  Tax attributes are allocated between the entities based on the applicable federal or state income tax law and regulations. The Tax Matters Agreement also requires that an unqualified opinion from a nationally recognized law firm, supplemental ruling from the Internal Revenue Service, or waiver from the other party be obtained upon the occurrence or contemplated occurrence of certain events which could impact the taxability of the transaction under the U.S. federal income tax law.  A tax return for fiscal year 2016 will be filed with 6 months activity of New Hertz and 12 months activity of Herc Holdings.

Employee Matters Agreement

Herc Holdings and New Hertz entered into an employee matters agreement (the “Employee Matters Agreement”) to allocate liabilities and responsibilities relating to employment matters, employee compensation, benefit plans and programs and other related matters. The Employee Matters Agreement governs New Hertz and Herc Holdings’ obligations with respect to such matters for current and former employees of the vehicle rental business and the equipment rental business.

Intellectual Property Agreement

Herc Holdings and New Hertz entered into an intellectual property agreement (the “Intellectual Property Agreement”) that provides for ownership, licensing and other arrangements regarding the trademarks and related intellectual property that New Hertz and Herc Holdings use in conducting their businesses. The Intellectual Property Agreement allocates ownership between New Hertz and Herc Holdings of all trademarks, domain names and certain copyrights that Hertz Holdings or its subsidiaries owned immediately prior to the distribution date.

The agreement provides that Herc Holdings continues to have the right to use certain intellectual property associated with the Hertz brand for a period of four years on a royalty free basis. The agreement also provides that, for so long as Herc Holdings continues to use certain intellectual property associated with the Hertz brand, Herc Holdings will not directly or indirectly engage in the business of renting and leasing cars, subject to certain exceptions, including that Herc Holdings may continue to rent vehicles to the extent Herc had done so immediately prior to the Spin-Off.

Real Estate Arrangements

Herc Holdings and New Hertz entered into certain real estate lease agreements pursuant to which Herc Holdings will lease certain office and shared rental facilities space from New Hertz. Rent payments will generally be negotiated based on comparable fair market rental rates and adjusted each year of the lease to reflect increases or decreases in operating and maintenance expenses and other factors. New Hertz may generally terminate the leases in the event of a material uncured default by Herc Holdings.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the unaudited condensed consolidated and combined financial statements and accompanying notes included in Part I Item 1 of this Quarterly Report on Form 10-Q (this "Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated and combined financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated and combined financial statements and the accompanying notes including reserves for litigation and other contingencies, accounting for income taxes, pension and postretirement benefits, depreciation of revenue earning equipment, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, valuation of stock-based compensation, reserves for restructuring, allowance for doubtful accounts and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated and combined financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

In this MD&A we refer to Adjusted EBITDA which is a Non-GAAP measure. Adjusted EBITDA is important to management because it allows management to assess the operational performance of our business, exclusive of certain items. Management believes that it is important to investors for the same reasons and because it allows them to assess our operational performance on the same basis that management uses internally.
Non-GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. The above Non-GAAP measures are defined and reconciled to their most comparable U.S. GAAP measure in the footnotes to the Selected Operating Data table of this MD&A.

THE SPIN-OFF

On June 30, 2016, the Company, under its former Hertz Global Holdings, Inc. name, completed a spin-off (the “Spin-Off”) of its global vehicle rental business through a dividend to stockholders of record of as of the close of business on June 22, 2016, the record date for the distribution, of all of the issued and outstanding common stock of Hertz Rental Car Holding Company, Inc. (“New Hertz”), which was re-named Hertz Global Holdings, Inc. in connection with the Spin-Off, on a one-for-five basis. New Hertz is now an independent public company and trades on the New York Stock Exchange under the symbol "HTZ". The Company changed its name to Herc Holdings Inc. on June 30, 2016 and trades on the New York Stock Exchange under the symbol “HRI.” Following the Spin-Off, the Company continues to operate its global equipment rental business through our operating subsidiaries, including Herc Rentals Inc. ("Herc").

On June 30, 2016, the Company effected a 1-for-15 reverse stock split. The reverse stock split reduced the number of authorized shares of common stock and preferred stock to 133.3 million and 13.3 million, respectively. All share data and per share amounts have been retroactively adjusted for the reverse stock split in the accompanying condensed consolidated and combined financial statements and notes thereto for all periods presented.

Despite the fact that New Hertz was spun off from the Company in the Spin-Off and was the legal spinnee in the transaction, for accounting purposes, due to the relative significance of New Hertz to the Company, New Hertz is considered the spinnor or divesting entity and the Company is considered the spinnee or divested entity. As a result, despite the legal form of the transaction, New Hertz is the “accounting successor” to the Company. As such, the historical financial information of the Company, including such information presented in this Report, reflects the financial information of the equipment rental business of the Company as historically operated as part of the consolidated and combined company, as if the Company was a stand-alone company for all periods presented. The historical financial information of the Company presented in the following MD&A is not necessarily indicative of what the Company's financial position or results of operations actually would have been had it operated as a separate, independent company for the periods presented.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

We are engaged principally in the business of renting equipment. Ancillary to our principal business of equipment rental, we also re-rent certain specialized equipment, sell used rental equipment, sell new equipment and consumables and offer certain service and support to our customers. We also license the right to use our brand name under franchise arrangements to equipment rental businesses which rent equipment that they own. Our profitability is dependent upon a number of factors including the volume, mix and pricing of rental transactions and the utilization of equipment. Significant changes in the purchase price or residual values of equipment or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. Our business requires significant expenditures for equipment, and consequently we require substantial liquidity to finance such expenditures. See “Liquidity and Capital Resources” below.

Our revenues primarily are derived from rental and related charges and consist of:

•	Equipment rental (includes all revenue associated with the rental of equipment including charges for delivery, rental protection programs and fueling);

•	Sales of revenue earning equipment and sales of new equipment, parts and supplies; and

•	Service and other revenues (primarily relating to training and labor provided to customers).

Our expenses primarily consist of:

•
Direct operating expenses (primarily wages and related benefits, facility costs and other costs relating to the operation and rental of revenue earning equipment, such as damage, maintenance and fuel costs);

•	Cost of sales of revenue earning equipment, new equipment, parts and supplies;

•	Depreciation expense and lease charges relating to revenue earning equipment;

•	Selling, general and administrative expenses; and

•	Interest expense.

Seasonality

Our equipment rental operation is a seasonal business, with demand for our rental equipment tending to be lower in the winter months. We have the ability to manage fleet capacity, the most significant portion of our cost structure, to meet market demand. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. A number of our other major operating costs vary directly with revenues or transaction volumes; however, certain operating expenses, including rent, insurance and administrative overhead, remain fixed and cannot be adjusted for seasonal demand. Seasonal changes in our revenues do not significantly alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher, and lower profitability in periods when our revenues are lower. Our equipment rental business, especially in the construction industry, has historically experienced decreased levels of business from December until late spring and heightened activity during our third and fourth quarters until December. Additionally, in an effort to reduce the impacts of seasonality, we are focused on expanding our customer base through specialty products that have less seasonality and complement other business cycles.

2016 Operating Highlights

Highlights of our business and financial performance during the first half of 2016 and key factors influencing our results include:

•
Equipment rental revenues declined $43.6 million, or 6.4%, as compared to 2015 primarily due to the absence of revenue due to the sale of our operations in France and Spain in October 2015 that accounted for $35.5 million of revenue in the first half of 2015 and continued weakness in the upstream oil and gas markets;

•	Equipment rental revenues increased in non oil and gas markets by 9.9% for the first half of 2016 as compared to 2015;

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	Net capital expenditures for revenue earning equipment decreased from $336.6 million during the first half of 2015 to $242.7 million in the first half of 2016;

•	Costs associated with the Spin-Off were approximately $26.9 million during the first half of 2016, as compared to $15.7 million during the first half of 2015; and

•	Completed two significant financing activities:

◦
Issued $610.0 million aggregate principal amount of 7.50% senior secured second priority notes due 2022 (the “2022 Notes”) and $625.0 million aggregate principal amount of 7.75% senior secured second priority notes due 2024 (the “2024 Notes” and, together with the 2022 Notes, the “Notes”); and

◦	Closed on a new asset-based revolving credit agreement (the "ABL Credit Facility") that provides for senior secured revolving loans up to a maximum aggregate principal amount of $1,750 million.

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Equipment rentals	$327.9	$347.7	$(19.8)	(5.7)%	$635.7	$679.3	$(43.6)	(6.4)%
Sales of revenue earning equipment	31.6	47.6	(16.0)	(33.6)	69.1	94.1	(25.0)	(26.6)
Sales of new equipment, parts and supplies	17.9	23.4	(5.5)	(23.5)	35.2	42.9	(7.7)	(17.9)
Service and other revenues	3.0	4.0	(1.0)	(25.0)	6.0	7.7	(1.7)	(22.1)
Total revenues	380.4	422.7	(42.3)	(10.0)	746.0	824.0	(78.0)	(9.5)
Direct operating	158.1	177.3	(19.2)	(10.8)	317.7	352.5	(34.8)	(9.9)
Depreciation of revenue earning equipment	84.2	86.6	(2.4)	(2.8)	166.0	169.7	(3.7)	(2.2)
Cost of sales of revenue earning equipment	38.7	41.9	(3.2)	(7.6)	84.1	81.7	2.4	2.9
Cost of sales of new equipment, parts and supplies	14.0	18.5	(4.5)	(24.3)	27.1	33.7	(6.6)	(19.6)
Selling, general and administrative	72.2	71.1	1.1	1.5	133.5	143.2	(9.7)	(6.8)
Restructuring	3.1	0.3	2.8	NM	3.4	1.0	2.4	NM
Interest expense, net	13.3	9.0	4.3	47.8	19.8	18.5	1.3	7.0
Other (income) expense, net	(0.5)	(1.6)	1.1	(68.8)	(1.4)	(2.6)	1.2	(46.2)
Income (loss) before income taxes	(2.7)	19.6	(22.3)	(113.8)	(4.2)	26.3	(30.5)	(116.0)
Income tax benefit (expense)	(5.3)	(9.0)	3.7	(41.1)	(5.3)	(14.0)	8.7	(62.1)
Net income (loss)	$(8.0)	$10.6	$(18.6)	(175.5)	$(9.5)	$12.3	$(21.8)	(177.2)

NM - Not Meaningful

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Equipment rental revenues decreased $19.8 million, or 5.7%, when compared with the prior-year period and decreased $17.7 million, excluding the $2.1 million negative impact of foreign currency translation. Equipment rental revenues were negatively affected by continuing weakness in upstream oil and gas markets and the absence of revenue due to the sale of our operations in France and Spain in October 2015 that accounted for $18.3 million of equipment rental revenue during the three months ended June 30, 2015. Equipment rental volumes declined 4.2% in the second quarter of 2016 as compared to 2015, primarily due to the sale of our operations in France and Spain. Excluding the impact of the sale, volumes increased 1.0% due to new account growth in non oil and gas markets. Pricing for the second quarter increased by 0.5% as compared to 2015.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue in upstream oil and gas markets represented 16.4% of equipment rental revenue in the second quarter of 2016, excluding currency effects. Upstream oil and gas market revenue was down 27.3% as compared to the second quarter of 2015, as major oil producers reduced spending. In contrast, all other equipment rental revenue increased 8.1% in the second quarter of 2016 as compared to 2015.

Sales of revenue earning equipment declined during the three months ended June 30, 2016 as compared to 2015 by $16.0 million or 33.6%. During the second quarter of 2016, the level of revenue earning equipment to be sold decreased as a part of our equipment rotation based on an average useful life of approximately seven years, reflecting a decrease in capital expenditures during 2008 and 2009. The corresponding cost of sales of revenue earning equipment was 122.5% in 2016 compared to 88.0% in 2015. The loss on sale of revenue earning equipment in 2016 was primarily due to the additional sales through the auction channel of equipment used in the upstream oil and gas markets and equipment manufactured by certain suppliers as we reduce the number of brands of equipment we carry in our fleet.

Sales of new equipment, parts and supplies decreased $5.5 million, or 23.5%. This decrease is due to a decline in the volume of sales during 2016 partially due to the decline in spending from our oil and gas customers. Additionally, management has implemented changes in low margin new equipment sales programs, including the elimination of certain equipment dealerships. The cost of sales of new equipment, parts and supplies as a percentage of the related revenue was 78.2% for 2016 compared to 79.1% for 2015. The slight decrease was due to the mix of the new equipment sold.

Direct operating expenses decreased $19.2 million, or 10.8% in the second quarter of 2016 when compared to the second quarter of 2015 primarily due to the following:

•
Fleet and related expenses decreased $7.9 million as a result of lower vehicle operating costs of $4.2 million driven by lower freight costs due to reduced deliveries in the oil and gas markets. Additionally, delivery expenses were lower by $3.0 million primarily due to the sale of our operations in France and Spain.

•
Personnel-related expenses remained flat, which is a result of an increase in salary and benefits expense of $5.5 million primarily associated with a reinvestment in branch management to drive operational improvements, which was offset by a decrease in salary and benefits expense of $5.0 million due to the sale of our operations in France and Spain.

•
Other direct operating costs decreased $10.5 million primarily due to lower amortization of $7.3 million due to customer list intangibles that became fully amortized at December 31, 2015 and a decrease in field systems expense of $1.5 million due to lower systems maintenance costs during the quarter.

Depreciation of revenue earning equipment decreased $2.4 million, or 2.8%, in the second quarter of 2016 when compared with 2015. The decrease was primarily driven by the related effects of the sale of our operations in France and Spain of $3.8 million, which was offset by increased depreciation due a larger fleet size in our remaining business as compared to the second quarter of 2015.

Selling, general and administrative expenses increased $1.1 million, or 1.5%, from the prior year. The increase in the second quarter of 2016 was primarily due to higher legal and professional fees of $6.4 million, mostly related to the Spin-Off. This was partially offset by the sale of our operations in France and Spain, which accounted for $2.0 million in expense during the second quarter of 2015, and a decrease in bad debt expense by $2.0 million due to improved collection efforts specifically on aged balances.

Interest expense, net increased $4.3 million, or 47.8%, from the prior year. The increase is due to interest incurred on the Notes that were issued in June 2016.

The effective tax rate for the three months ended June 30, 2016 and 2015 was (196.3)% and 45.9%, respectively. The effective tax rate for the three months ended June 30, 2016 was primarily driven by $6.4 million of tax expense related to state taxes incurred as a result of the Spin-Off.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Equipment rental revenues decreased $43.6 million, or 6.4%, when compared with the prior-year period and decreased $37.0 million, excluding the $6.6 million negative impact of foreign currency translation. Revenues were negatively affected by continuing weakness in upstream oil and gas markets and the absence of revenue due to the sale of our operations in France and Spain in October 2015 that accounted for $35.5 million of revenue during the six months ended June 30, 2015. Equipment rental volumes declined 4.2% in the first half of 2016 as compared to 2015, primarily due to the sale of our operations in France and Spain. Excluding the negative impact of the sale, volumes increased 0.9% due to new account growth in non oil and gas markets. Pricing for the first half of 2016 was flat as compared to 2015.

Revenue in upstream oil and gas markets represented 17.8% of equipment rental revenue in the first half of 2016, excluding currency effects. Upstream oil and gas market revenue was down 30.3% as compared to the first half of 2015, as major oil producers reduced spending. In contrast, all other equipment rental revenue increased 9.9% in the first half of 2016 as compared to 2015.

Sales of revenue earning equipment declined during the first half of 2016, as compared to the same period in 2015, by $25.0 million, or 26.6%. During the first half of 2016, the level of revenue earning equipment to be sold decreased as a part of our equipment rotation based on an average useful life of approximately seven years, reflecting a decrease in capital expenditures during 2008 and 2009. Additionally, during the first half of 2015, there was higher sales activity due to management's initiative that began in the fourth quarter of 2014 to reduce the fleet size in certain markets in accordance with projected customer demand and the declining demand in the oil and gas industry, and also to reduce the fleet unavailable for rent. The corresponding cost of sales of revenue earning equipment was 121.7% in 2016 compared to 86.8% in 2015. The loss on sale of revenue earning equipment in 2016 was primarily due to the additional sales through the auction channel of equipment used in the upstream oil and gas markets and equipment manufactured by certain suppliers as we reduce the number of brands of equipment we carry in our fleet.

Sales of new equipment, parts and supplies decreased $7.7 million, or 17.9%. This decrease is due to a decline in the volume of sales during 2016 partially due to the decline in spending from our oil and gas customers. Additionally, management has implemented changes in low margin new equipment sales programs, including the elimination of certain equipment dealerships. The cost of sales of new equipment, parts and supplies as a percent of the revenue was 77.0% for 2016 compared to 78.6% for 2015. The slight decrease was due to the mix of the new equipment sold.

Direct operating expenses decreased $34.8 million, or 9.9% in the first half of 2016 when compared to the first half of 2015 primarily due to the following:

•
Fleet and related expenses decreased $13.4 million as a result of lower vehicle operating costs of $5.3 million driven by lower freight costs due to reduced deliveries in the oil and gas markets. Maintenance expense decreased by $2.1 million as a result of lower outside maintenance expenses as more maintenance was performed by internal mechanics. Additionally, delivery expenses were lower by $4.4 million primarily due to the sale of our operations in France and Spain.

•
Personnel related expenses decreased $1.4 million primarily due to a decrease in salary and benefits expense of $10.0 million due to the sale of our operations in France and Spain, which was offset by a $6.1 million increase in salary and benefits expense associated with a reinvestment in branch management to drive operational improvements.

•
Other direct operating costs decreased $19.2 million primarily due to lower amortization of $14.6 million due to customer list intangibles that became fully amortized at December 31, 2015 and a decrease in field systems expense of $1.9 million due to lower systems maintenance costs during the first half of 2016.

Depreciation of revenue earning equipment decreased $3.7 million, or 2.2%, in the first half of 2016 when compared with 2015. The decrease was primarily driven by the related effects of the sale of our operations in France and Spain of $7.9 million, which was partially offset by increased depreciation due a larger fleet size in our remaining business as compared to the first half of 2015.

Selling, general and administrative expenses decreased $9.7 million, or 6.8%, from the prior year. The decrease was primarily driven by a decrease in bad debt expense of $3.0 million during the first half of 2016 due to improved collection efforts specifically on aged balances, and by the sale of our operations in France and Spain, which accounted for $6.1 million in expense during the

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

first half of 2015. These decreases were partially offset by higher legal and professional fees of $6.4 million, mostly related to the Spin-Off.

Interest expense, net increased $1.3 million, or 7.0%, from the prior year. The increase is due to interest incurred on the Notes that were issued in June 2016, partially offset by a decrease in interest on the Predecessor ABL Facility which had lower outstanding balances during the first half of 2016 compared to 2015.

The effective tax rate for the first half of 2016 and 2015 was (126.2)% and 53.2%, respectively. The effective tax rate for the six months ended June 30, 2016 was primarily driven by $6.4 million of tax expense related to state taxes incurred as a result of the Spin-Off. The effective tax rate for the full fiscal year 2016 is expected to be approximately 52.0%.

SELECTED OPERATING DATA

The following table sets forth certain of our selected equipment rental and other operating data for each of the periods indicated (in millions, except where indicated otherwise):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Adjusted EBITDA (a)	$130.6	$147.3	$238.4	$276.7
Dollar utilization (b)	33.5%	34.0%	32.9%	34.0%

(a)
EBITDA represents the sum of net income (loss), provision for income taxes, interest expense, net, depreciation of revenue earning equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the merger and acquisition related costs, restructuring and restructuring related charges, Spin-Off costs, non-cash stock-based compensation charges, loss on extinguishment of debt, and impairment charges. These items are excluded from adjusted EBITDA internally, when evaluating our operating performance, and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period performance, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA help investors gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income (loss) or cash flow from operating activities as indicators of operating performance or liquidity. The reconciliation of adjusted EBITDA to net income (loss) is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(8.0)	$10.6	$(9.5)	$12.3
Provision for income taxes	5.3	9.0	5.3	14.0
Interest expense, net	13.3	9.0	19.8	18.5
Depreciation of revenue earning equipment	84.2	86.6	166.0	169.7
Non-rental depreciation and amortization	10.6	19.1	21.1	37.9
EBITDA	105.4	134.3	202.7	252.4
Restructuring charges	3.1	0.3	3.4	1.0
Restructuring related charges (1)	2.7	5.6	2.7	6.7
Spin-Off costs	17.7	6.4	26.9	15.7
Non-cash stock-based compensation charges	1.7	0.7	2.7	0.9
Adjusted EBITDA	$130.6	$147.3	$238.4	$276.7
(1) Represents incremental costs incurred directly supporting restructuring initiatives.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below provides a reconciliation of net cash provided by our operating activities to EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$105.5	$111.9	$208.1	$248.2
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization and write-off of debt issuance costs	(1.3)	(1.1)	(2.4)	(2.2)
Gain (loss) on sale of revenue earning equipment, net	(7.1)	5.7	(15.0)	12.4
Gain (loss) on sale of property and equipment	(0.2)	0.5	0.2	0.8
Provision for receivables allowance	(8.9)	(8.6)	(18.1)	(17.5)
Non-cash stock-based compensation charges	(1.7)	(0.7)	(2.7)	(0.9)
Income from joint venture	0.5	0.9	1.4	1.9
Deferred taxes on income	(5.4)	(1.0)	(5.3)	(1.1)
Other	(0.1)	0.1	(0.1)	(3.3)
Changes in assets and liabilities	5.5	8.6	11.5	(18.4)
Provision for income taxes	5.3	9.0	5.3	14.0
Interest expense, net	13.3	9.0	19.8	18.5
EBITDA	105.4	134.3	202.7	252.4
Restructuring charges	3.1	0.3	3.4	1.0
Restructuring related charges (1)	2.7	5.6	2.7	6.7
Spin-Off costs	17.7	6.4	26.9	15.7
Non-cash stock-based compensation charges	1.7	0.7	2.7	0.9
Adjusted EBITDA	$130.6	$147.3	$238.4	$276.7
(1) Represents incremental costs incurred directly supporting business transformation initiatives.

(b)
Dollar utilization is important to management and investors because it is the measurement of the proportion of our revenue earning equipment that is being used to generate revenues relative to the total amount of available equipment fleet capacity. It is derived from the revenue of rental of equipment divided by the original cost of the equipment including additional capitalized refurbishment costs (with the basis of refurbished assets reset at the refurbishment date).

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations and servicing of debt. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment, borrowings under our debt arrangements and access to the credit markets. As of June 30, 2016, we had approximately $2.2 billion of total nominal indebtedness outstanding. We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of June 30, 2016 consisted of cash and cash equivalents and unused commitments under our ABL Credit Facility. See "Borrowing Capacity and Availability" below. Our practice is to maintain sufficient liquidity through cash from operations and our ABL Credit Facility, so that our operations are unaffected by adverse financial market conditions. We believe that cash generated from operations and cash received on the disposal of equipment, together with amounts available under the ABL Credit Facility, will be adequate to permit us to meet our obligations over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our domestic and international operations are funded by cash provided by operating activities and by financing arrangements maintained in North America. In June 2016, we entered into the ABL Credit Facility to be used for the Spin-Off and general corporate purposes and issued the Notes in connection with the Spin-Off.

Prior to the Spin-Off, as a subsidiary of Hertz Holdings, Herc's cash was swept regularly by Hertz Holdings at its discretion. Hertz Holdings also funded Herc's operating and investing activities as needed. Cash flows related to financing activities reflected changes in Hertz Holdings' investments in Herc. Transfers of cash to and from Hertz Holdings are reflected within additional paid-in capital on our condensed consolidated and combined balance sheets.

Subsequent to the Spin-Off, we no longer participate in cash management and funding arrangements with New Hertz. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Six Months Ended June 30,
	2016	2015	$ Change
Cash provided by (used in):
Operating activities	$208.1	$248.2	$(40.1)
Investing activities	(76.8)	(280.3)	203.5
Financing activities	(104.9)	24.7	(129.6)
Effect of exchange rate changes	0.5	(2.2)	2.7
Net change in cash and cash equivalents	$26.9	$(9.6)	$36.5

Operating Activities

During the six months ended June 30, 2016, we generated $40.1 million less cash from operating activities compared with the same period in 2015. The decrease was primarily related to operating losses and the timing of payments of accounts payable and collections of accounts receivable during 2016 as compared to 2015.

Investing Activities

Cash used in investing activities decreased $203.5 million for the six months ended June 30, 2016 as compared to 2015. Our primary use of cash in investing activities is for the acquisition of revenue earning equipment and property and equipment expenditures which significantly decreased during 2016 as compared to 2015. We renew our equipment and also manage our total rental equipment in line with customer demand. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities
Cash used in financing activities increased $129.6 million for the six months ended June 30, 2016 compared to the same period in 2015. Cash used in financing activities primarily represents our changes in debt and financing activities with Hertz Holdings, which primarily funded our operations prior to the separation. Cash provided by financing activities in 2016 included the issuance of $1.2 billion in long-term debt and the draw down of $839.0 million on our new ABL Credit Facility. Cash used in financing activities in 2016 included financing and transfer activities with Hertz Holdings, including the Spin-Off, totaling $2.1 billion and the payment of $41.1 million in debt issuance costs. In 2015, cash flows of $203.4 million provided by our old revolving credit facility were primarily offset by $170.0 million of financing and transfer activities with Hertz Holdings. For details of the debt activity see Note 6, "Debt" to the Notes to our condensed consolidated and combined financial statements included in this Report.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other Sources of Liquidity

During the six months ended June 30, 2016 we completed the following financing activities:

•
In June 2016, we issued $610.0 million aggregate principal amount of 7.50% senior secured second priority notes due 2022 (the “2022 Notes”) and $625.0 million aggregate principal amount of 7.75% senior secured second priority notes due 2024 (the “2024 Notes” and, together with the 2022 Notes, the “Notes”). The funds were used to: (i) make certain payments in connection with the Spin-Off, including cash transfers to THC and its affiliates and (ii) pay fees and other transaction expenses in connection therewith.

•
In connection with the Spin‑Off on June 30, 2016, we entered into the ABL Credit Facility that provides for senior secured revolving loans up to a maximum aggregate principal amount of $1,750 million (subject to availability under a borrowing base), including revolving loans in an aggregate principal amount of $350 million available to Canadian borrowers and U.S. borrowers. Proceeds of loans under the ABL Credit Facility were used for the Spin-Off and related fees and expenses and will be used for working capital, capital expenditures, business requirements and general corporate purposes. Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation.

•
Concurrent with the Spin-off on June 30, 2016, our Predecessor ABL Facility was terminated and any and all liens on our collateral were terminated and released. All amounts, including unpaid interest, were repaid at the time of termination.

Borrowing Capacity and Availability

Our ABL Credit Facility provides our borrowing capacity and availability. Creditors under our ABL Credit Facility have a claim on a specific pool of assets as collateral. Our ability to borrow under the revolving credit facility is a function of, among other things, the value of the assets in the relevant collateral pool. We refer to the amount of debt we can borrow given a certain pool of assets as the "Borrowing Base."

Substantially all of our revenue earning equipment is encumbered in favor of our lenders under our ABL Credit Facility and the Notes. None of such assets are available to satisfy the claims of our general creditors. See Note 6, "Debt" to the Notes to our condensed consolidated and combined financial statements included in this Report for more information.

As of June 30, 2016, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$868.1	$837.9

We refer to "Remaining Capacity" as the maximum principal amount of debt permitted to be outstanding under the ABL Credit Facility (i.e., the amount of debt we could borrow assuming we possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under the facility. We refer to "Availability Under Borrowing Base Limitation" as the lower of Remaining Capacity or the Borrowing Base less the principal amount of debt then-outstanding under the facility (i.e., the amount of debt we could borrow given the collateral we possess at such time).

As of June 30, 2016, the ABL Credit Facility had $207.1 million available under the letter of credit facility sublimit, subject to borrowing base restrictions. As of June 30, 2016, $42.9 million of stand by letters of credit (reduced to $22.9 million at July 1, 2016) were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon.

Covenants

Our ABL Credit Facility and our Notes contain a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions), create liens, make investments, make

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

acquisitions, engage in mergers, fundamentally change the nature of their business, make capital expenditures, or engage in certain transactions with certain affiliates.

Under the terms of our ABL Credit Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. We are in compliance with our covenants as of June 30, 2016.

At June 30, 2016, Herc Holdings' balance sheet was substantially identical to that of Herc Rentals, with the exception of the components of shareholders equity. For the three and six months ended June 30, 2016, the statements of operations of Herc Holdings and Herc Rentals were substantially identical, except for approximately $1.3 million and $3.8 million, respectively, of interest expense with Hertz Holding that is included in Herc Holdings' statements of operations but is not included in Herc Rentals' statements of operations.

For further information on the terms of our Notes and ABL Credit Facility, see Note 6, "Debt" to the Notes to our condensed consolidated and combined financial statements included in this Report. For a discussion of the risks associated with our significant indebtedness, see "Part II Item 1A—Risk Factors" included in this Report.

Capital Expenditures
Our capital expenditures relate largely to purchases of revenue earning equipment, with the remaining portion representing purchases of other property and equipment. The table below sets forth the gross capital expenditures related to our revenue earning equipment and related disposal proceeds for the periods noted (in millions).

	Six Months Ended June 30,
	2016	2015
Expenditures:
Revenue earning equipment expenditures (cash flow basis)	$142.5	$356.6
Purchases of revenue earning equipment in accounts payable	163.0	80.7
Gross revenue earning equipment expenditures	305.5	437.3

Disposal Proceeds:
Proceeds from disposal of revenue earning equipment (cash flow basis)	(74.2)	(95.3)
Disposals of revenue earning equipment in accounts receivable	11.4	(5.4)
Gross revenue earning equipment disposal proceeds	(62.8)	(100.7)
Net capital expenditures	$242.7	$336.6
Net capital expenditures for revenue earning equipment decreased $93.9 million during the six months ended June 30, 2016 compared to the same period in 2015. During the 2015 period, we purchased more revenue earning equipment as part of our strategy to refresh the fleet and invest in higher quality equipment; however, we also sold more equipment in certain markets in order to reduce fleet in those markets impacted by the decline in the oil and gas industry.
In fiscal 2016, we expect our net revenue earning equipment capital expenditures to be in the range of $375 million to $400 million.

Dividends

We have not historically paid dividends on our common stock. Our payment of dividends on our common stock following the Spin-Off will be determined by our board of directors in their sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirement and other factors. The amounts available to pay cash dividends are restricted by our debt agreements. As of the date of this Report, we have no plans to pay dividends on our common stock.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTRACTUAL OBLIGATIONS

The following table details the contractual cash obligations for debt and related interest payable, capital and operating leases, and other purchase obligations as of June 30, 2016 (in millions):

		Payments Due by Period
	Total	2016	2017-2018	2019-2020	After 2020
Debt(a)	$2,074.0	$—	$—	$—	$2,074.0
Interest on debt(b)	769.6	55.9	232.3	232.3	249.1
Capital leases(c)	86.2	9.0	40.8	36.3	0.1
Operating leases(d)	123.2	15.0	50.1	28.3	29.8
Purchase obligations and other(e)	9.5	3.1	4.7	1.7	—
Total	$3,062.5	$83.0	$327.9	$298.6	$2,353.0

(a)	Amounts represent the nominal value of debt obligations excluding capital leases. See Note 6, "Debt" to the Notes to our condensed consolidated combined financial statements included in this Report.

(b)
Amounts represent estimated interest payments and commitment fees on debt obligations excluding capital leases. Estimates are based on principal amounts, legal maturity dates and applicable interest rates at June 30, 2016. Estimated interest payments assume no change in the interest rate under the ABL Credit Facility.

(c)	Includes principal and interest obligations under lease agreements primarily for service vehicles.

(d)	Includes obligations under lease agreements for real estate, service vehicles and office and computer equipment. Such obligations are reflected to the extent of their minimum non-cancelable terms.

(e)
Purchase obligations and other represent agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction and excludes any obligations to employees. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts that state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts.

The table excludes our pension and other postretirement benefit obligations. See Note 7, "Employee Retirement Benefits" to the Notes to our condensed consolidated and combined financial statements included in this Report.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of June 30, 2016 the following guarantees (including indemnification commitments) were issued and outstanding.

Indemnification Obligations

In the ordinary course of business, we execute contracts involving indemnification obligations customary in the relevant industry and indemnifications related to a specific transaction such as the sale of a business. These indemnification obligations might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with these indemnification obligations and accrue for expected losses that are probable and estimable. Also see Note 18, "Arrangements with New Hertz," to our unaudited condensed consolidated and combined financial statements in this Report for additional indemnifications related to the Spin-Off.

Contingencies and Environmental Matters

The information concerning the ongoing securities litigation, governmental investigations and other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 11, "Contingencies and Off-Balance Sheet Commitments" to our unaudited condensed consolidated and combined financial statements included in this Report is incorporated herein by reference.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated and combined financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated and combined financial statements requires management to make estimates and judgments that affect the reported amounts in our condensed consolidated and combined financial statements and accompanying notes.

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

Revenue Recognition

Equipment rental revenue includes revenues generated from renting equipment to customers and is recognized on a straight-line basis over the length of the rental contract. Also included in equipment rental revenue are fees for equipment delivery and pick-up and fees for our rental protection program which allows customers to limit the risk of financial loss in the event our equipment is damaged or lost. Delivery and pick-up fees are recognized as revenue when the services are performed and fees related to the rental protection program are recognized over the length of the contract term.

Revenues from the sale of revenue earning equipment, new equipment, parts and supplies are recognized at the time the customer takes possession, when collectability is reasonably assured and when all obligations under the sales contract have been fulfilled. Sales tax amounts collected from customers are recorded on a net basis.

We generally recognize revenue from the sale of new equipment purchased from other companies based on the gross amount billed as we establish our own pricing and retain related inventory risk, are the primary obligor in sales transactions with our customers, and assume the credit risk for amounts billed to our customers.

Service and other revenue is recognized as the services are performed.

Revenue Earning Equipment

Our principal assets are revenue earning equipment, which represented approximately 69.6% and 70.1% of our total assets as of June 30, 2016 and December 31, 2015, respectively. Revenue earning equipment consists of equipment utilized in our equipment rental operations. When revenue earning equipment is acquired, we use historical experience, industry residual value guidebooks and the monitoring of market conditions, to set depreciation rates. Generally, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of equipment usage and the targeted age of equipment at the time of disposal. We also estimate the residual value of the applicable revenue earning equipment at the expected time of disposal. The residual value for revenue earning equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed quarterly based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales also can be affected by external factors such as the economy, natural disasters, fuel prices and incentives offered by manufacturers. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of revenue earning equipment in response to changing market conditions.

Defined Pension Benefit Obligations

Prior to the Spin-Off, qualified U.S. employees of the Company, after completion of specified periods of service, were eligible to participate in The Hertz Corporation Account Balance Defined Benefit Pension Plan (“Hertz Retirement Plan”), a cash balance plan that was frozen effective December 31, 2014. Under this qualified Hertz Retirement Plan, the Company pays the entire cost and employees are not required to contribute.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THC also sponsored postretirement health care and life insurance benefits for a limited number of employees of the Company with hire dates prior to January 1, 1990. The postretirement health care plan is contributory with participants' contributions adjusted annually.

The Company has recorded its portion of the expense and related obligations for each of the plans referred to above using Company specific census data while plan assets were allocated proportionally. The contribution amounts for periods prior to the Spin-Off were determined in total for each of the plans and allocated to the Company based on the accumulated benefit obligation.

In connection with the Spin-Off, Herc Holdings established the Herc Holdings Retirement Plan. The assets and liabilities of the Hertz Retirement Plan attributable to current and former employees of the equipment rental business were legally separated and the assets were preliminarily allocated based on the applicable requirements and transferred to the new Herc Holdings Retirement Plan following the Spin-Off. We expect the final allocation of assets to occur before the end of the first quarter of 2017.

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

Goodwill and Indefinite Lived Intangible Assets

On an annual basis and at interim periods when circumstances require, we test the recoverability of our goodwill. Goodwill impairment is deemed to exist if the carrying value of goodwill exceeds its fair value. Goodwill must be tested at least annually using a two-step process. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We estimate the fair value of our reporting unit using a discounted cash flow methodology. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital, or “WACC,” methodology. The WACC methodology considers market and industry data as well as Company specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. The cash flows represent management's most recent planning assumptions. These assumptions are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings generated by

HERC HOLDINGS INC. AND SUBSIDIARIES

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

Indefinite-lived intangible assets, primarily trademarks, are not amortized but are evaluated annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

For 2015 we evaluated the carrying value of our goodwill and our other indefinite-lived intangible assets and concluded that there was no impairment related to such assets. Our impairment analysis as of October 1, 2015 was performed for one reporting unit, worldwide equipment rental, for these condensed consolidated and combined financial statements.

See Note 5, "Goodwill and Other Intangible Assets" to the Notes to our condensed consolidated and combined financial statements included in this Report.

Finite Lived Intangible and Long-Lived Assets

Intangible assets include customer relationships, trademarks and trade-names, internally developed software and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which generally range from two to fifteen years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell.

Income Taxes

We were included in the consolidated federal income tax return of Hertz Holdings, as well as certain state tax returns where Hertz Holdings files on a combined basis for 2015, 2014 and 2013. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Subsequent changes to enacted tax rates and changes to the global mix of earnings will result in changes to the tax rates used to calculate deferred taxes and any related valuation allowances. Provisions are not made for income taxes on undistributed earnings of international subsidiaries that are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes. Future distributions, if any, from these international subsidiaries to the United States or changes in U.S. tax rules may require recording a tax provision on these amounts. We have recorded a deferred tax asset for unutilized net operating loss carry forwards in various tax jurisdictions. The taxing authorities may examine the positions that led to the generation of those net operating losses. If the utilization of any of those losses are disallowed a deferred tax liability may have to be recorded.

Financial Instruments

We are exposed to a variety of market risks, including the effects of changes in interest rates, gasoline and diesel fuel prices and foreign currency exchange rates. We manage exposure to these market risks through regular operating and financing activities and, when deemed appropriate, through the use of financial instruments. Financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. We account for all financial instruments in accordance with U.S. GAAP, which requires that they be recorded on the balance sheet as either assets or liabilities measured at their fair value. For financial instruments that are designated and qualify as hedging

HERC HOLDINGS INC. AND SUBSIDIARIES

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

Stock Based Compensation

For all periods presented, all stock-based compensation awards held by our employees were granted by Hertz Holdings, under various Hertz Holdings' sponsored plans, based on the stock of Hertz Holdings. All stock-based compensation award disclosures are measured in terms of common shares of Hertz Holdings. The cost of employee services received in exchange for an award of equity instruments is based on the grant date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award, referred to as the vesting period. For RSU grants in 2016, the vesting period is three years at 33 1/3% per year. PSU grants in 2016 vest 100% after three years, provided that the additional vesting condition based on achievement of a certain level of corporate EBITDA over the applicable measurement period is met. For grants in 2015 and 2014, the vesting period is three years at 33 1/3% per year. In addition to the service vesting condition, the PSUs had an additional vesting condition which called for the number of units that will be awarded based on achievement of a certain level of corporate EBITDA, or other performance measures as defined in the applicable award agreements, over the applicable measurement period.

We estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected term, dividend yield, and risk-free interest rate. These factors combined with the stock price on the date of grant result in a fixed expense which is recorded on a straight-line basis over the vesting period.

The assumed volatility for our stock is based on Hertz Holdings historical stock price data. The assumed dividend yield is zero. The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity approximately equal to the expected term of the options, as of the grant dates.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements" to the Notes to our condensed consolidated and combined financial statements included in this Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our plans, intentions, objectives, goals, strategies, forecasts, future events, future revenue or performance, capital expenditures, financing needs, business trends and other information that is not historical information. When used in this Report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so designated. All forward-looking statements, including, without limitation, management's examination of historical operating trends and data, are based upon our current expectations and various assumptions, and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will be achieved.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in Part II, Item 1A "Risk Factors" in this Report and in our other filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise forward-looking statements that have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

For a discussion of additional risks arising from our operations, see Part II, Item 1A "Risk Factors" to this Report.

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

Interest Rate Risk

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our ABL Credit Facility and cash and cash equivalents as of June 30, 2016, our pre-tax earnings would decrease by an estimated $8.0 million over a twelve-month period.

From time to time, we may enter into interest rate swap agreements and/or interest rate cap agreements to manage interest rate risk and our mix of fixed and floating rate debt. See Note 13, "Financial Instruments" to the Notes to our condensed consolidated and combined financial statements included in this Report.

Consistent with the terms of certain agreements governing the respective debt obligations, we may decide to hedge a portion of the floating rate interest exposure under the ABL Credit Facility to provide protection in respect of such exposure.

Foreign Currency Risk

We have foreign currency exposure to exchange rate fluctuations worldwide, but primarily with respect to the Canadian dollar, Euro, Chinese yuan and British pound.

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing locally.

We also manage exposure to fluctuations in currency risk on cross currency intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of entry into the loans, when possible, which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations.
We do not hedge our operating results against currency movement as they are primarily translational in nature. Given that the majority of our operations are in the U.S., using foreign currency forward rates as of June 30, 2016, we do not expect a significant impact on revenue growth. Additionally, each hypothetical 1% point change in foreign currency movements would also not have a significant impact on our pre-tax earnings or adjusted EBITDA.

Fuel Risks

We purchase unleaded gasoline and diesel fuel at prevailing market rates. We are subject to price exposure related to the fluctuations in the price of fuel. We anticipate that fuel risk will remain a market risk for the foreseeable future. We have determined that a 10% hypothetical change in the price of fuel will not have a material impact on our earnings.

Inflation

The increased cost of equipment is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2016, due to the identification of material weaknesses in our internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and the rules promulgated thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Background

In June 2014, Hertz Holdings commenced an internal investigation of certain matters related to the accounting during prior periods. The investigation was undertaken by outside counsel, along with independent counsel for Hertz Holdings’ Audit Committee. Counsel received assistance from outside consultants and new senior accounting and compliance personnel.

Based on the internal investigation, Hertz Holdings’ review of its financial records, and other work completed by Hertz Holdings’ management, Hertz Holdings’ Audit Committee concluded that there were material misstatements in Hertz Holdings’ 2011, 2012 and 2013 consolidated financial statements. Accordingly, Hertz Holdings’ Board and management concluded that Hertz Holdings’ consolidated financial statements for these periods should no longer be relied upon and required restatement. The restated consolidated financial statements for 2012 and 2013 were provided in Hertz Holdings’ Annual Report on Form 10-K for the year ended December 31, 2014.

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

Hertz Holdings’ management, including its Chief Executive Officer and its Chief Financial Officer, assessed the effectiveness of Hertz Holdings’ internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, Hertz Holdings’ management has concluded that Hertz Holdings did not maintain effective internal control over financial reporting as of December 31, 2015, due to the fact that certain material weaknesses previously identified in Hertz Holdings’ 2014 Form 10-K filing on July 16, 2015 continued to exist at December 31, 2015, as discussed below.

While the above conclusion was based on the material weaknesses in Hertz Holdings’ internal control over financial reporting, because Hertz Holdings' material weaknesses were not fully remediated prior to the Spin-Off and because management has identified similar material weaknesses relating to Herc Holdings accounts as detailed below, our internal control over financial reporting continues to have material weaknesses. Additionally, in connection with the Spin-Off, Herc Holdings inherited certain infrastructure and systems of Hertz Holdings and receives certain transition services from New Hertz pursuant to the Transition Service Agreement, which impacts Herc Holdings internal control over financial reporting. Following the Spin-Off, management of Herc Holdings may continue to identify material weaknesses or significant deficiencies in our internal control.

HERC HOLDINGS INC. AND SUBSIDIARIES

Material Weaknesses

The following control deficiencies could result in material misstatements of consolidated financial statements that would not be prevented or detected. Accordingly, Herc Holdings’ management has determined these control deficiencies continue to constitute material weaknesses.

Control Environment

We did not maintain an effective control environment which is primarily attributable to the following identified material weaknesses:

•Insufficient complement of personnel with an appropriate level of knowledge, experience, and training commensurate with our financial reporting requirements to ensure proper selection and application of GAAP in certain circumstances.

•Ineffective controls over the non-fleet procurement process, which was exacerbated by the lack of training of field personnel as part of our Oracle enterprise resource planning (“ERP”) system implementation during 2013.

•Ineffective controls over certain accounting estimates. Specifically, controls were not designed and maintained over the effective review of the models, assumptions, and data used in developing estimates or changes made to assumptions and data, including those related to reserve estimates associated with allowances for uncollectible accounts receivable.

•Ineffective controls over the review, approval, and documentation of manual journal entries.

•Ineffective controls over income tax accounts.

Risk Assessment

We did not effectively design controls in response to the risks of material misstatement. This material weakness contributed to the following additional material weaknesses:

Ineffective controls over certain business processes, including the period-end financial reporting process. This includes the identification and execution of controls over the preparation, analysis, and review of significant account reconciliations and closing adjustments required to assess the appropriateness of certain account balances at period end. Management has also determined that the revisions described in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements" under the heading “Correction of Errors,” included elsewhere in this Report, was an additional result of this material weakness.

Monitoring

We did not design and maintain effective monitoring controls related to the design and operational effectiveness of our internal controls. Specifically, we did not maintain personnel and systems within the internal audit function that were sufficient to ensure the adequate monitoring of control activities.

Although Herc Holdings has been, and continues to be, actively engaged in remediation activities to address these material weaknesses, its remediation efforts are ongoing. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2016 in conjunction with the Spin-Off, we undertook certain processes previously performed for us by our former parent corporation. The Company took significant steps to ensure that adequate controls were designed and maintained during the transition period including timely identification of new process owners to allow a sufficient period to shadow and operate in parallel with the existing process owners and managing a comprehensive knowledge transfer process.

HERC HOLDINGS INC. AND SUBSIDIARIES

In December 2015, our former parent corporation signed an agreement to outsource certain information technology application and infrastructure functions to a third party service provider. Our former parent began transitioning work to the service provider during the first quarter of 2016 and substantially completed the transition as of May 2016. Functional areas impacted by the outsourcing include business application support, service desk, end user computing support, voice and data network support, and data center operations support.

In May 2016, our former parent signed an agreement to outsource certain functions related to the global accounts payable process to a third party service provider, and began the transition process during the second quarter of 2016.

Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Part I, Item I, Note 11 "Contingencies and Off-Balance Sheet Commitments" to the Notes to our condensed consolidated and combined financial statements included in this Report.

ITEM 1A. RISK FACTORS

Investing in or maintaining your investment in Herc Holdings common stock involves a high degree of risk. You should carefully consider each of the risks and uncertainties set forth below as well as the other information contained in this Report before deciding to invest in our common stock. All material risks currently known to management are described below. Any of the following risks and uncertainties could materially and adversely affect our business, financial condition, operating results and/or cash flows and the impact could be compounded if multiple risks were to occur. In the event that any of these risks have such a material adverse effect, the market price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

Our business is cyclical and a slowdown in economic conditions or adverse changes in the economic factors specific to the industries in which we operate, in particular construction and industrial and oil and gas, could have adverse effects on our liquidity, cash flows and results of operations.

A substantial portion of our revenues are derived from the rental of equipment in the non-residential construction and industrial end markets, which are cyclical in nature. For example, construction and industrial activity declined as a result of the economic downturn that commenced in the latter part of 2008 and continued through 2010. This weakness led to a decrease in the demand for our rental equipment and intensified price competition from other equipment rental industry participants. Similarly, recent declines in oil prices have led to a significant slowdown in activity in the oil and gas industry, which has negatively affected our rentals to participants in this industry. For fiscal 2015 and the first half of 2016, upstream oil and gas branch markets represented approximately 23% and 18% of our equipment rental revenue, respectively. Demand for our rentals is susceptible to market trends in oil and natural gas prices which have historically been volatile and are likely to continue to be volatile. Worsening of economic conditions, in particular with respect to North American construction and industrial activities, could have an adverse effect on demand for our products and services within those industries and could therefore adversely affect our revenues and operating results.

The following factors, among others, may cause weakness in our end markets, either temporarily or long-term:

•	a decrease in expected levels of infrastructure spending;

•	a decrease in the expected levels of rental versus ownership of equipment;

•	the level of supply and demand for oil and natural gas;

•	government regulations, including the policies of governments regarding exploration for, and production and development of, oil and natural gas reserves;

•	the level of oil production by non-OPEC countries and the available excess production capacity within OPEC;

•	an increase in the cost of construction materials;

•	a lack of availability of credit;

•	an increase in interest rates;

•	adverse weather conditions, which may temporarily affect a particular region; or

•	terrorism or hostilities involving the United States, Canada, or international markets.

Our business depends on the levels of capital investment and maintenance expenditures by our customers, which in turn are affected by numerous factors, including the state of domestic and global economies, global energy demand, the cyclical nature of their markets, their liquidity and the condition of global credit and capital markets.

Our rental equipment is used in a broad range of industries, including commercial and residential construction, industrial and manufacturing, refineries and petrochemicals, civil infrastructure, automotive, government and municipalities,

HERC HOLDINGS INC. AND SUBSIDIARIES

energy, remediation and others, many of which are cyclical in nature. The demand for our rental equipment is directly affected by the level of economic activity in these industries, which means that when these industries experience a decline in activity, there is likely a corresponding decline in the demand for our rental equipment. This could materially adversely affect our operating results by causing our revenues and operating results to decrease. A slowdown in the continuing economic recovery or worsening of economic conditions, in particular with respect to North American construction, industrial activities, and oil and gas industries, could cause further weakness in our markets and materially adversely affect our revenues and operating results.

Trends in oil and natural gas prices could adversely affect the level of business activity, capital investments and maintenance expenditures of certain of our customers in key markets (outside of upstream oil and gas), as well as customers in the upstream oil and gas markets, and the demand for our services and products.

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress near-term levels of exploration, development and production activity, and is likely to extend beyond the upstream oil and gas markets and depress business activity in our key markets, which could have a material adverse effect on our business, results of operations and financial condition. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies and related service providers can similarly reduce or defer capital investment or maintenance expenditures by companies in our key markets, as well as in the upstream oil and gas markets.

Additionally, some of our customers may delay capital investment and maintenance even during favorable conditions in their industries or markets.

If we were to experience a significant decrease in orders or an increase in order delays or cancellations that can result from the aforementioned economic conditions or other factors beyond our control, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face intense competition that may lead to downward pricing or an inability to increase prices.

The markets in which we operate are highly competitive. Competitive factors in our industry include the importance of customer loyalty, changes in market penetration, increased price competition, the introduction of new equipment, services and technology by existing and new competitors, changes in marketing, product diversity, sales and distribution capabilities and the ability to supply equipment and services to customers in a timely predictable manner. In addition, because we do not have multi-year contractual arrangements with many of our customers, these competitive factors could cause our customers to cease renting our equipment and shift suppliers. The equipment rental market is highly fragmented, and we believe that price is one of the primary competitive factors. The internet has enabled cost-conscious customers to more easily compare rates available from rental companies. If we try to increase our pricing, our competitors, some of whom may have greater resources and better access to capital or lower fixed operating costs, may seek to compete aggressively on the basis of pricing. In addition, our competitors may reduce prices in order to attempt to gain a competitive advantage, capture market share or compensate for declines in rental activity. To the extent we do not match or remain within a reasonable competitive margin of our competitors’ pricing, our revenues and results of operations could be materially adversely affected. If competitive pressures lead us to match any of our competitors’ downward pricing and we are not able to reduce our operating costs, then our margins, results of operations and cash flows could be materially adversely impacted. Additionally, our business may be affected by changes in technology that impact the competitive environment and we could be further affected if we are not able to adjust the size of our rental fleet in response to changes in demand, whether such changes are due to competition or otherwise.

A decline in our relations with our key national account or industrial account customers or the amount of equipment they rent from us could materially adversely affect our business, financial position, results of operations, prospects and cash flows.

Our business depends on our ability to maintain positive relations with our key customers. Although we have established and maintain significant long-term relationships with our key national and industrial customers, we cannot assure you that all of these relationships will continue at current levels or on current terms. In addition, because we generally do not enter into multi-year contracts with our customers, they generally do not have an obligation to rent equipment from us for an extended period of time. The loss of, or a diminution in, our relationship with any of our key customers could have a material adverse effect on us.

HERC HOLDINGS INC. AND SUBSIDIARIES

Also, revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue in future periods or, if continued, may not reach or exceed historical levels in any period. Further, if any of our key customers fail to remain competitive in their respective markets or encounter financial or operational problems, our revenue and profitability may decline.

Due to seasonality, especially in the construction industry, any occurrence that disrupts rental activity during our peak periods could materially adversely affect our liquidity, cash flows and results of operations.

Significant components of our expenses are fixed in the short-term, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs. Seasonal changes in our revenues do not alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher, and lower profitability in periods when our revenues are lower. Our business, especially in the construction industry, has historically experienced lower levels of business from December until late spring and heightened activity during our third and fourth quarter until December. Any occurrence that disrupts rental activity during this period of heightened activity, including adverse weather conditions such as prolonged periods of cold, rain, blizzards, hurricanes or other severe weather patterns, could have a disproportionately adverse effect on our liquidity, cash flows and results of operations.

If our management is unable to accurately estimate future levels of rental activity and adjust the size and mix of our fleet accordingly, our results of operations could suffer.

Because fleet costs typically represent our largest expense and fleet purchases are typically made weeks or months in advance of the expected use of the fleet, our business is dependent upon the ability of our management to accurately estimate future levels of rental activity and customer preferences with respect to the mix of equipment in our fleet. Changes in customer demand for particular types or brands of equipment that we buy could cause certain of our existing equipment to become obsolete or less favored by our customers and require us to purchase new equipment. To the extent we do not purchase a sufficient amount of equipment, or the right types of equipment, to meet customer demand, we may lose revenue to our competitors. If we purchase too much equipment, our fleet utilization could be adversely affected and we may not be able to dispose of excess equipment in a timely and cost effective manner. As a result, if our management is unable to accurately estimate future levels of rental activity and determine the appropriate mix of equipment in our fleet, including because of changes in the competitive environment or economic factors outside of our control, our results of operations could suffer.

If we are unable to purchase adequate supplies of competitively priced equipment or the cost of the equipment we purchase increases, our financial condition, results of operations, liquidity and cash flows may be materially adversely affected.

Reduced or limited supplies of equipment together with increased prices are risks that we face in our equipment rental business. The cost of new equipment could increase due to increased material costs for our suppliers or other factors beyond our control. If we are unable to obtain an adequate supply of equipment, or if we obtain less favorable pricing and other terms when we acquire equipment and are unable to pass on any increased costs to our customers, then our financial condition, results of operations, liquidity and cash flows may be materially adversely affected.

If we are unable to collect on contracts with customers, our financial condition, results of operations, liquidity and cash flows may be materially adversely affected.

One of the reasons some of our customers find it more attractive to rent equipment than to own that equipment is the need or desire to deploy their capital elsewhere. This has been particularly true in industries with high growth rates such as the construction industry. However, some of our customers may have liquidity issues and ultimately may not be able to fulfill the terms of their rental agreements with us. We are exposed to the credit risk of our customers, and their failure to meet their financial obligations when due because of their bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for us. If we are unable to manage credit risk issues adequately, or if a large number of customers have financial difficulties at the same time, our credit losses could increase above historical levels and our financial condition, results of operations, liquidity and cash flows may be materially adversely affected. Further, delinquencies and credit losses generally would be expected to increase if economic conditions worsened.

HERC HOLDINGS INC. AND SUBSIDIARIES

The restatement of Hertz Holdings’ previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.

Prior to the Spin-Off, Hertz Holdings incurred significant expenses, including audit, legal, consulting and other professional fees and lender and noteholder consent fees, in connection with the restatement of its previously issued financial statements and the ongoing remediation of weaknesses in its internal control over financial reporting. Hertz Holdings took a number of steps, including adding significant internal resources and implementing a number of additional procedures, in order to strengthen its accounting function and attempt to reduce the risk of additional misstatements in its financial statements. In connection with the Spin-Off, Herc Holdings inherited certain infrastructure and systems of Hertz Holdings and receives certain transition services from New Hertz pursuant to the transition services agreement, including certain services related to Herc Holdings’ information technology, internal accounting and finance functions, which impact Herc Holdings’ internal control over financial reporting. Because the remediation of the material weaknesses in Hertz Holdings’ internal control over financial reporting was not completed prior to the Spin-Off, we anticipate that we will incur additional time and expense to remediate any material weaknesses in our internal control over financial reporting. For further information regarding Hertz Holdings’ restatements and material weaknesses, please see "Part I Item 4—Controls and Procedures" of this Report.

Herc Holdings, as the successor to Hertz Holdings, is also subject to a number of claims, investigations and proceedings arising out of the misstatements in its financial statements, including investigations by the New York Regional Office of the SEC. In addition, in December 2014 a state securities regulator requested information and starting in June 2016, Hertz Holdings has had communications with the United States Attorney's Office for the District of New Jersey. See below under “The restatement of Hertz Holdings' previously issued financial results has resulted in government investigations, books and records demands and private litigation and could result in government enforcement actions and private litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.”

Our material weaknesses may adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

During 2014, Hertz Holdings’ management identified material weaknesses in Hertz Holdings’ internal control over financial reporting and, as a result of the material weaknesses, concluded that its internal control over financial reporting was not effective as of December 31, 2015. The assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

While this conclusion was based on the material weaknesses in Hertz Holdings' internal control over financial reporting, Herc Holdings’ management has identified similar material weaknesses relating to Herc Holdings accounts. In addition, management identified a material weakness related to the income tax accounts of Herc Holdings. Although Herc Holdings is actively engaged in remediation activities to address the material weaknesses, its remediation efforts are not complete and are ongoing. In connection with the Spin-Off, Herc Holdings inherited certain infrastructure and systems of Hertz Holdings and receives certain transition services from New Hertz pursuant to the transition services agreement, including certain services related to Herc Holdings’ information technology, internal accounting and finance functions, which impact Herc Holdings’ internal control over financial reporting. Because Hertz Holdings’ remedial measures were insufficient to address the material weaknesses prior to the Spin-Off, our internal control over financial reporting continues to have material weaknesses. See "Part I Item 4—Controls and Procedures" of this Report for additional information. In addition, we may identify additional material weaknesses or significant deficiencies in our internal controls, particularly as we assess our processes and controls after the Spin-Off. Any of these occurrences may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek waivers or repay amounts under these financing arrangements earlier than anticipated, which could adversely impact our liquidity and financial condition. Although we will review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that there will not continue to be weaknesses in our internal control over financial reporting. Until identified material weaknesses are remediated, we will not be able to assert that our internal controls are effective. As a result of this, or of the inability of our independent registered public accounting firm to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. We also may lose assets if we do not maintain adequate internal controls.

HERC HOLDINGS INC. AND SUBSIDIARIES

The restatement of Hertz Holdings’ previously issued financial results has resulted in government investigations, books and records demands, and private litigation and could result in government enforcement actions and private litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.

Herc Holdings, as the legal successor to Hertz Holdings, is subject to securities class action litigation relating to certain public disclosures made by Hertz Holdings prior to the Spin-Off. In addition, the New York Regional Office of the SEC is currently investigating the events disclosed in certain of Hertz Holdings' filings with the SEC. A state securities regulator has also requested information and, starting in June 2016, Hertz Holdings has had communications with the United States Attorney's Office for the District of New Jersey, in each case regarding the same or similar events. Hertz Holdings has already expended, and Herc Holdings expects to continue to expend, significant resources investigating the claims underlying and defending this litigation and responding to the demands and investigations. Moreover, we could become subject to private litigation or investigations, or one or more government enforcement actions, arising out of the misstatements in Hertz Holdings’ previously issued financial statements. While New Hertz and Herc Holdings have agreed to share any ultimate liability arising from proceedings of this nature pursuant to the separation and distribution agreement, we cannot estimate the potential exposure in these matters at this time. Further, although New Hertz will be managing such proceedings pursuant to the separation and distribution agreement, the proceedings may nonetheless require significant time and attention of our management and could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. For additional discussion of these matters, see Note 18, "Arrangements with New Hertz" and Note 11, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our condensed consolidated and combined financial statements in this Report.

Some of our suppliers of new equipment for sale may appoint additional distributors, sell directly to our customers, rent directly to our customers or unilaterally terminate our arrangements with them, which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows due to a reduction of, or inability to increase, our revenues from such operations.

We are a buyer and reseller of new equipment, parts and contractor supplies from leading, nationally-known original equipment manufacturers. Under our arrangements with these suppliers, the suppliers may appoint additional distributors, elect to sell to customers directly or unilaterally terminate their arrangements with us at any time without cause. Any such actions could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows due to a reduction of, or an inability to increase, our revenues from these operations.

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

Because we include in income from operations the difference between the sales price and the depreciated value of an item of equipment sold, a sale of equipment below its depreciated value could adversely affect our income from operations. Accordingly, our ability to reduce the size of our equipment rental fleet in the event of an economic downturn or to respond to changes in rental demand is subject to the risk of loss based on the residual value of rental equipment.

We incur maintenance and repair costs associated with our equipment rental fleet that could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows in the event these costs are greater than anticipated.

As our fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, and the risk of fleet equipment being out of service generally increase. Determining the optimal age at disposition for our

HERC HOLDINGS INC. AND SUBSIDIARIES

rental equipment is subjective and requires considerable estimates by management. We have made estimates regarding the relationship between the age of our rental equipment, the maintenance and repair costs, the availability of our fleet and the market value of used equipment. If maintenance and repair costs are higher than estimated or in-service times or market values of used equipment are lower than estimated, our future financial condition, results of operations, liquidity and cash flows could be adversely affected.

We may not be successful implementing our strategy of further reducing operating costs and our cost reduction initiatives may have adverse consequences.

We are continuing to implement initiatives to reduce our operating expenses. These initiatives may include headcount reductions, business process outsourcing, business process re-engineering, internal reorganization and other expense controls. We cannot assure you that our cost reduction initiatives will achieve any further success. Whether or not successful, we expect to incur further expenses associated with these initiatives, some of which may be material in the period in which they are incurred.

Even if we achieve further success with our cost reduction initiatives, we face risks associated with them, including declines in employee morale or the level of customer service we provide, the efficiency of our operations or the effectiveness of our internal controls. Any of these risks could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.

An impairment of our goodwill or our indefinite lived intangible assets could have a material non-cash adverse impact on our results of operations.

We review our goodwill and indefinite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and at least annually. Our goodwill and other intangible assets comprised approximately 11% of our total assets as of June 30, 2016. If economic deterioration occurs, we may be required to record charges for goodwill or indefinite lived intangible asset impairments in the future, which could have a material adverse non-cash impact on our financial condition and results of operations.

Doing business in foreign countries requires us to comply with U.S. and foreign anticorruption and competition laws, economic sanctions programs and anti-boycott regulation.

Our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act (‘‘FCPA’’), economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control (‘‘OFAC’’) and the anti-boycott regulations administered by the U.S. Department of Commerce's Office of Antiboycott Compliance. As a result of doing business in foreign countries, we are exposed to a heightened risk of violating anti-corruption laws, OFAC regulations, anti-boycott regulations and other laws. For example, the Company has identified certain activities by THC's former vehicle rental operations in Brazil that may raise issues under the FCPA and other federal and local laws. The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. As part of our business, we have to regularly deal with foreign officials for regulatory purposes and may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, the provisions of the U.K. Bribery Act 2010 (the ‘‘Bribery Act’’) extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects. Some of the international locations in which we operate lack a developed legal system and have relatively higher levels of corruption. Economic sanctions programs restrict our business dealings with certain sanctioned countries and other sanctioned individuals and entities. Violations of anti-corruption laws, competition laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. In addition, various U.S. state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries. We have established policies and procedures designed to assist our compliance with applicable laws and regulations, including those on anti-corruption. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these laws and regulations in every transaction in which we may engage, and such a violation could materially and adversely affect our reputation, business, financial condition, results of operations, prospects and cash flows.

HERC HOLDINGS INC. AND SUBSIDIARIES

We may be unable to protect our trade secrets and other intellectual property rights, and our business could be harmed as a result.

We rely on trade secrets to protect our know-how and other proprietary information, including pricing, purchasing, promotional strategies, customer lists and/or supplier lists. However, trade secrets are difficult to protect. While we believe we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors or advisors may unintentionally or willfully disclose our information to competitors. In addition, confidentiality agreements, if any, executed to protect these assets may not be enforceable or provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure.

We may fail to respond adequately to changes in technology and customer demands.

In recent years our industry has been characterized by rapid changes in technology and customer demands. For example, industry participants have taken advantage of new technologies to improve fleet efficiency, decrease customer wait times and improve customer satisfaction. Our ability to continually improve our current processes and products in response to changes in technology is essential in maintaining our competitive position and maintaining current levels of customer satisfaction. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced product offerings. The effects of these risks may, individually or in the aggregate, materially adversely affect our results of operations, liquidity and cash flows.

Our business is heavily reliant upon communications networks and centralized information technology systems and the concentration of our systems creates risks for us.

We rely heavily on communication networks and information technology systems, including the internet, to accept reservations, process rental and sales transactions, manage our pricing, manage our equipment fleet, manage our financing arrangements, account for our activities and otherwise conduct our business. Our major information technology systems and accounting functions are centralized in a few locations. Any disruption, termination or substandard provision of these services, whether as the result of computer or telecommunications issues (including operational failures, computer viruses or security breaches), localized conditions (such as a power outage, fire or explosion) or events or circumstances of broader geographic impact (such as an earthquake, storm, flood, other natural disaster, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, ability to manage our fleet, accounting and information technology functions or by disrupting ready access to financing arrangements. In addition, we outsource a significant portion of our information technology services and, under a transition services agreement entered into with New Hertz in connection with the Spin-Off, we are reliant upon New Hertz for continued service with several information technology systems. Therefore, we are also susceptible to disruptions or failures of the systems maintained by New Hertz and our other outsourced providers, which we do not control. Any disruption or poor performance of any of these systems could lead to lower revenues, increased costs or other material adverse effects on our business and results of operations.

Failure to maintain, upgrade and consolidate our information technology networks could adversely affect us.

We are continuously upgrading and consolidating our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality, acquiring new systems with new functionality and outsourcing certain information technology services. In particular, we, as successor to Hertz Holdings, currently have a material weakness in our internal control due, in part, to the weakness in our accounting system. These types of activities subject us to additional costs and inherent risks associated with outsourcing, replacing and changing these systems, including impairment of our ability to manage our business, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to outsourcing alternatives, new systems or of integrating new systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of our outsourcing initiatives and new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations if not anticipated and appropriately mitigated. Our competitive position may be adversely affected if we are unable to maintain systems that allow us to manage our business in a competitive manner.

HERC HOLDINGS INC. AND SUBSIDIARIES

We also rely heavily on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems. We rely on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations. Additionally, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations.

The misuse or theft of information we possess, including as a result of cyber security breaches, could harm our brand, reputation or competitive position and give rise to material liabilities.

We regularly possess, store and handle non-public information about individuals and businesses, including both credit and debit card information and other sensitive and confidential personal information. In addition, our customers regularly transmit confidential information to us via the internet and through other electronic means. Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may contain defects in design or manufacture or other problems that could compromise information security. Unauthorized parties also may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deception. Many of the techniques used to obtain unauthorized access, including viruses, worms and other malicious software programs, are difficult to anticipate until launched against a target and we may be unable to implement adequate preventative measures.

A compromise of our security systems resulting in unauthorized access to certain personal information about our customers, distributors or employees could adversely affect our corporate reputation with our customers, distributors, employees and others, as well as our operations, and could result in litigation against us or the imposition of penalties. Security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If we are unable to prevent such breaches, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information. In addition, most states have enacted laws requiring companies to notify individuals and often state authorities of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers and employees to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and brand, and it could cause the loss of customers. A security breach also could require that we expend significant additional resources related to our information security systems.

Our success as an independent company will depend on our ability to attract and retain key members of our senior management team and other key personnel.

Our ability to execute on our business plan and succeed as an independent company will depend upon the contributions of our senior management team, the members of which are relatively new to our organization, as well as other key personnel, such as our dedicated sales force. If we were to lose the services of any one or more members of our senior management team or other key personnel, whether due to death, disability, resignation or termination of employment, our ability to successfully implement our business strategy, financial plans, marketing and other objectives, could be significantly impaired. In addition, we will need to attract new members to fill those functions previously performed by employees of New Hertz. If we are unable to attract qualified employees to perform these functions, we may not be able to execute our business plan.

Our business operations are dependent upon our new senior management team and the ability of our other new employees to learn their new roles.

Within the past year, we have substantially changed our senior management team and have replaced many of the other employees performing key functions at our corporate headquarters. We have a new Chief Executive Officer who started on May 20, 2015 and many other new members of our senior management team. In addition, in connection with the transition of our corporate headquarters from Park Ridge, New Jersey to Bonita Springs, Florida, we have replaced many other employees in other key functions. Because of these personnel changes, we could experience inefficiencies or a lack of business continuity due to the new employees’ lack of historical knowledge and lack of familiarity with business processes, operating requirements, policies and procedures, and key information technologies and related infrastructure used in our day-to-day operations and financial reporting.

HERC HOLDINGS INC. AND SUBSIDIARIES

We may also experience additional costs as new employees learn their roles and gain necessary experience. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected.

We may face issues with our union employees.

Labor contracts covering the terms of employment of approximately 250 employees in the U.S. and 170 employees in Canada are presently in effect under approximately 20 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Union of Operating Engineers. These contracts are renegotiated periodically. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

Part of our strategy includes pursuing strategic transactions, which could be difficult to identify and implement, and could disrupt our business or change our business profile significantly.

Over the past several years, we have completed a number of acquisitions, serving a number of different markets. We have and may opportunistically consider the acquisition of other companies or service lines of other businesses that either complement or expand our existing business, or we may consider the divestiture of some of our businesses. We may consider and make acquisitions or divestitures both in countries in which we currently operate and elsewhere. Any acquisitions we may seek to consummate will be subject to the negotiation of definitive agreements, satisfactory financing arrangements and applicable governmental approvals and consents, including under applicable antitrust laws, such as the Hart-Scott-Rodino Act. We cannot assure you that we will be able to identify suitable transactions and, even if we are able to identify such transactions, that we will be able to consummate any such acquisitions or divestitures on acceptable terms. Any future acquisitions or divestitures we pursue may involve a number of risks, including, but not limited to, some or all of the following:

•	the diversion of management’s attention from our core business;

•	the disruption of our ongoing business;

•	inaccurate assessment of undisclosed liabilities;

•	potential known and unknown liabilities of the acquired businesses and limitations of seller indemnities;

•	entry into markets in which we have limited or no experience, including geographies in which we have not previously operated;

•	the inability to integrate our acquisitions without substantial costs, delays or other problems, which may be complicated by the breadth of our international operations;

•	the incorporation of acquired service lines into our business;

•	the failure to realize expected synergies and cost savings;

•	the loss of key employees or customers of the acquired or divested business;

•	increasing demands on our operational systems;

•	the integration of information systems and internal controls; and

•	possible adverse effects on our reported operating results or financial position, particularly during the first several reporting periods after the acquisition is completed.

Any acquired entities or assets may not enhance our results of operations. Even if we are able to integrate future acquired businesses with our operations successfully, we cannot assure you that we will realize the cost savings, synergies or revenue enhancements that we anticipate from such integration or that we will realize such benefits within the expected time frame. Any acquisition also may cause us to assume liabilities, record goodwill and other intangible assets that will be subject to impairment testing and potential impairment charges, incur potential restructuring charges and increase working capital and capital expenditure requirements, which may reduce our return on invested capital.

HERC HOLDINGS INC. AND SUBSIDIARIES

If we were to undertake a substantial acquisition, the acquisition likely would need to be financed in part through additional financing from banks, through public offerings or private placements of debt or equity securities or with other arrangements. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required, given our substantial indebtedness and restrictions in the terms of our indebtedness that may limit the additional indebtedness that we may incur or the acquisitions that we may pursue, which may make it difficult or impossible for us to obtain financing for acquisitions. If we were to undertake an acquisition by issuing equity securities or equity-linked securities, the acquisition may have a dilutive effect on the interests of the holders of our common stock.

A significant divestiture could require the amendment or refinancing of our outstanding indebtedness or a portion thereof.

Some or all of our deferred tax assets could expire if we experience an “ownership change” as defined in Section 382 of the Code.

An "ownership change" could limit our ability to utilize tax attributes, including net operating losses, capital loss carryovers, excess foreign tax carry forwards, and credit carryforwards, to offset future taxable income. As of June 30, 2016, Herc Holdings had U.S. federal net operating loss carryforwards of approximately $184 million (which begin to expire in 2030). Our ability to use such tax attributes to offset future taxable income and tax liabilities may be significantly limited if we experience an "ownership change" as defined in Section 382(g) of the Code. In general, an ownership change will occur if and when the percentage of Herc Holdings’ ownership (by value) of one or more "5-percent shareholders" (as defined in the Code) has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally should be subject to an annual limitation on its pre-ownership change tax loss carryforward equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the Internal Revenue Service (subject to certain adjustments). The annual limitation accumulates each year to the extent that there is any unused limitation from a prior year. The limitation on our ability to utilize tax losses and credit carryforwards arising from an ownership change under Section 382 depends on the value of our equity at the time of any ownership change. If we were to experience an "ownership change,” it is possible that a significant portion of our tax loss carryforwards could expire before we would be able to use them to offset future taxable income. Many states have adopted the federal Section 382 rules and therefore have similar limitations with respect to state tax attributes.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to taxes in the United States and numerous international jurisdictions. We record tax expense based on our estimates of future tax payments, which include reserves for estimates of probable settlements of international and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction or by changes to existing tax laws or existing accounting rules or regulations.

Changes to accounting rules or regulations may adversely affect our financial position and results of operations.

Changes to existing accounting rules or regulations may impact our future results of operations and our ability to comply with covenants under our credit agreements or cause the perception that we have substantially increased liabilities. In addition, new accounting rules or regulations and varying interpretations of existing accounting rules or regulations may be adopted in the future. For instance, accounting regulatory authorities have adopted a rule that requires lessees to capitalize operating leases in their financial statements. This new rule will require us, starting in calendar year 2019, to record operating lease obligations on our balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could adversely affect our financial position and results of operations.

HERC HOLDINGS INC. AND SUBSIDIARIES

We are exposed to a variety of claims and losses arising from our operations, and our insurance may not cover all or any portion of such claims. We also may be unable to renew our insurance policies under equivalent terms and conditions, including as a result of the Spin-Off.

We are exposed to a variety of claims arising from our operations, including (i) claims by third parties for injury or property damage arising from the operation of our equipment or acts or omissions of our personnel and (ii) workers’ compensation claims. We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of equipment rented from us. We also are exposed to risk of loss from damage to our equipment and resulting business interruption. Our responsibility for such claims and losses is increased when we waive the provisions in certain of our rental contracts that hold a renter responsible for damage or loss under an optional loss or damage waiver that we offer. We mitigate our exposure to large liability losses arising from such claims by maintaining general liability, workers' compensation and vehicle liability insurance coverage through unaffiliated carriers in such amounts as we deem adequate in light of the respective hazards, where such insurance is available on commercially reasonable terms. We self-insure against losses associated with other risks not covered by these insurance policies. For example, we are self-insured for group medical claims, though we maintain “stop loss” insurance to protect ourselves from any one group medical claim loss exceeding a threshold amount, where such insurance is available on commercially reasonable terms.

These insurance policies often contain exclusions for certain types of claims, including those for punitive damages or arising from intentional misconduct. Moreover, in the event that insurance coverage does apply, we will bear a portion of the associated losses through the application of deductibles, self-retentions and caps in the insurance policies. For a company our size, such deductibles or self-retentions could be substantial. There is also no assurance that insurance policies of these types will be available for purchase or renewal on commercially reasonable terms, or at all, or that the premiums and deductibles under such policies will not substantially increase, including as a result of market conditions in the insurance industry or a possible loss of purchasing power resulting from the Spin-Off.

If we were to incur one or more liabilities that are significant, individually or in the aggregate, and that are not fully insured, that we self-insure against or that our insurers dispute, it could have a material adverse effect on our financial condition. Even with adequate insurance coverage, we still may experience a significant interruption to our operations as a result of third party claims or other losses arising from our operations. See Note 11, "Contingencies and Off-Balance Sheet Commitments", to the Notes to our condensed consolidated and combined financial statements included in this Report.

Environmental, health, and safety laws and regulations and the costs of complying with them, or any liability or obligation imposed under them, could materially adversely affect our financial position, results of operations or cash flows.

Our operations are subject to numerous national, state and local laws and regulations governing environmental protection and occupational health and safety matters. These laws govern such issues as wastewater, storm water, solid and hazardous wastes and materials, air quality and matters of workplace safety. Under these laws and regulations, we may be liable for, among other things, the cost of investigating and remediating contamination at our sites as well as sites to which we sent hazardous wastes for disposal or treatment regardless of fault, and also fines and penalties for non-compliance. We use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from storage tanks at certain of our locations.

Based on the conditions currently known to us, we do not believe that any pending or likely remediation and compliance costs will have a material adverse effect on our business. We cannot be certain, however, as to the potential financial impact on our business if new adverse environmental, health, or safety conditions are discovered, or environmental, health, and safety requirements become more stringent. If we are required to incur environmental, health, or safety compliance or remediation costs that are not currently anticipated by us, our financial position, results of operations or cash flows could be materially adversely affected, depending on the magnitude of the cost.

The U.S. Congress and other legislative and regulatory authorities in the United States and internationally have considered, and likely will continue to consider, numerous measures related to climate change, greenhouse gas emissions and other laws and regulations affecting our end markets, such as oil, gas and other natural resource extraction. Should such laws and regulations become effective, demand for our services could be affected, our fleet and/or other costs could increase and our business could be materially adversely affected.

HERC HOLDINGS INC. AND SUBSIDIARIES

Our foreign operations expose us to risks that may materially adversely affect our financial position, results of operations, liquidity and cash flows.

We currently operate in a number of foreign countries. Operating in different countries exposes us to varying risks, which include: (i) multiple, and sometimes conflicting, foreign regulatory requirements and laws that are subject to change and can be much different than the domestic laws in the United States, including laws relating to taxes, insurance rates, insurance products, consumer privacy, data security, employment matters, cost and fee recovery, and the protection of our trademarks and other intellectual property; (ii) the effect of foreign currency translation risk; (iii) varying tax regimes, including consequences from changes in applicable tax laws; (iv) local ownership or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations; and (v) political and economic instability, natural calamities, war, and terrorism. The failure to comply with international laws could have an adverse effect on us that is disproportionate to the relative size of our foreign operations.

Our non-U.S. operations include joint ventures and other alliances. Additional risks characteristic of these arrangements include the risk of conflicts arising between us and our joint venture partners and the lack of unilateral control of management. We also risk circumstances where our joint venture partner may fail to satisfy its obligations, which could result in increased liabilities to us.

In addition, we are subject to limitations on our ability to repatriate funds to the United States from our operations outside of the United States. These limitations arise from regulations in certain countries that limit our ability to remove funds from or transfer funds to foreign subsidiaries, as well as from tax liabilities that would be incurred in connection with such transfers. The effects of these risks may, individually or in the aggregate, materially adversely affect our results of operations, liquidity, cash flows and ability to diversify internationally.

Changes in the legal and regulatory environment that affect our operations, including laws and regulations relating to taxes, consumer rights, privacy, data security and employment matters could disrupt our business, increase our expenses or otherwise have a material adverse effect on our results of operations.

Our operations also expose us to a number of national, state, local and foreign laws and regulations, in addition to legal, regulatory and contractual requirements we face as a government contractor. These laws and regulations address multiple aspects of our operations, including taxes, consumer rights, privacy, data security and employment matters and also may impact other areas of our business. There are often different requirements in different jurisdictions. Changes in government regulation of our businesses have the potential to materially alter our business practices or our profitability. Depending on the jurisdiction, those changes may come about through the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have not just prospective but also retroactive effect; this is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have either more or less impact on us than on our competitors, depending on the circumstances. Changes in these requirements, or any material failure by our operations to comply with them, could negatively impact our reputation, reduce our business, require significant management time and attention and generally otherwise adversely affect our consolidated and combined financial position, results of operations or cash flows.

Future decreases in federal, state, provincial, local or foreign spending may have a material adverse effect on our results of operations.

Some of our customers provide services to federal, state, provincial, local or foreign government entities and agencies. Often such customers require equipment rental for a variety of projects, including construction or infrastructure improvement projects. If government entities and agencies reduce spending or allocate future funding in a manner which results in fewer construction or infrastructure improvement projects, then our customers may no longer require the same amount of equipment rental to complete projects, and they could reduce their business with us. A prolonged decrease in such government spending may have a material adverse effect on our results of operations.

HERC HOLDINGS INC. AND SUBSIDIARIES

Risks Related to Our Substantial Indebtedness

The substantial level of indebtedness we incurred in connection with the Spin-Off could materially adversely affect our financial condition and ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry or materially adversely affect our results of operations, cash flows, liquidity and ability to compete in our industry.

As of June 30, 2016, we had total outstanding debt of approximately $2.2 billion, including our outstanding Notes and the amount drawn under our ABL Credit Facility. This substantial indebtedness requires us to dedicate a significant portion of our cash flows from operations and investing activities to make payments on our debt, which reduces the amount available for working capital, capital expenditures or other general corporate purposes. In addition, our indebtedness could materially adversely affect us. For example, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our credit facilities, resulting in possible defaults on, and acceleration of, such indebtedness; (ii) be difficult to refinance or borrow additional funds in the future; (iii) increase our vulnerability to general adverse economic and industry conditions (such as credit‑related disruptions), including interest rate fluctuations, because a portion of our borrowings is at floating rates of interest and not hedged against rising interest rates, (iv) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; and (v) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins. There is also a risk that one or more of the financial institutions providing commitments under our revolving credit facilities could fail to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected.

Our ability to manage these risks will depend, among other things, on financial market conditions as well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described under “-Risks Related to Our Business.”

If our capital resources (including borrowings under our financing arrangements and access to other refinancing indebtedness) and operating cash flows are not sufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced, among other things, to do one or more of the following: (i) sell certain of our assets; (ii) reduce the size of our equipment rental fleet; (iii) reduce or delay capital expenditures; (iv) obtain additional equity capital; (v) forgo business opportunities, including acquisitions and joint ventures; or (vi) restructure or refinance all or a portion of our debt on or before maturity.

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

Substantially all of our consolidated assets secure certain of our indebtedness, which could materially adversely affect our debt and equity holders and our business.

Substantially all of our consolidated assets, including our equipment rental fleet, are subject to security interests under our financing arrangements. As a result, the lenders under those financing arrangements have a secured claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay in full, or at all, all of our creditors or make any amount available to holders of our equity. The same is true with respect to structurally senior obligations. In general, all liabilities and other obligations of a subsidiary must be satisfied before the assets of such subsidiary can be made available to the unsecured or junior creditors (or equity holders) of the parent entity.

Because substantially all of our assets are encumbered under financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have a material adverse effect on our financial flexibility and force us to attempt to incur additional unsecured indebtedness, which may not be available to us.

HERC HOLDINGS INC. AND SUBSIDIARIES

An increase in interest rates or in our borrowing margin would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our indebtedness bears interest at floating rates. As a result, to the extent we have not hedged against rising interest rates, an increase in the applicable benchmark interest rates would increase our cost of servicing our debt and could materially adversely affect our results of operations.

In addition, we may in the future seek to refinance our indebtedness. If interest rates or our borrowing margins increase between the time an existing financing arrangement was consummated and the time such financing arrangement is refinanced, the cost of servicing our debt would increase and our liquidity and results of operations could be materially adversely affected.

Despite our current and anticipated level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the agreements and instruments governing our financing arrangements contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness that could be incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations that do not constitute indebtedness. If new debt or other obligations are added to our current debt and liability levels without a corresponding refinancing or redemption of our existing indebtedness and obligations, the risks related to our substantial indebtedness could increase.

Risks Related to the Spin-Off and Our Separation from New Hertz

Herc Holdings has no operating history as a stand-alone public company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

Despite the fact that New Hertz was spun off from Hertz Holdings in the Spin-Off and is the legal spinnee in the transaction, for accounting purposes, due to the relative significance of New Hertz to Hertz Holdings, New Hertz is considered the spinnor or divesting entity and Herc Holdings is considered the spinnee or divested entity. As a result, despite the legal form of the transaction, New Hertz is the “accounting successor” to Hertz Holdings. As such, the historical financial information of New Hertz is required to reflect the financial information of Hertz Holdings, as if New Hertz spun off Herc Holdings in the Spin-Off. In contrast, the historical financial information of Herc Holdings, including such information presented in this Report, reflect the financial information of the equipment rental business of Hertz Holdings as historically operated as part of the consolidated company, as if Herc Holdings were a stand-alone company for all periods presented.

Due to this accounting treatment of the Spin-Off, our historical financial information included in this Report is derived from the consolidated financial statements and accounting records of Hertz Holdings. Accordingly, the historical financial information included herein does not necessarily reflect the results of operations, financial position and cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

•
Prior to the Spin-Off, our equipment rental business was operated by Hertz Holdings as part of its broader corporate organization, rather than as an independent company. Hertz Holdings or one of its affiliates performed various corporate functions for us, including, but not limited to, accounting, auditing, corporate affairs, external reporting, human resources, information technology, legal services, risk management, tax administration, treasury, and certain governance functions (including internal audit and compliance with the Sarbanes-Oxley Act), many of which functions are being performed for us by New Hertz or one of its affiliates on a transitional basis pursuant to the transition services agreement entered into in connection with the Spin-Off. Our historical financial results reflect allocations of corporate expenses for these and similar functions. These allocations may be less than the comparable expenses we would have incurred (or may incur in the future) had we operated as a separate public company.

•
Prior to the Spin-Off, our equipment rental business was integrated with the car rental business of Hertz Holdings, which is now operated by New Hertz following the Spin-Off. Historically, we shared economies of scale in costs,

HERC HOLDINGS INC. AND SUBSIDIARIES

employees, vendor relationships and customer relationships. The loss of these benefits could have a material adverse effect on our cash flows, financial position and results of operations going forward.

•
Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions, research and development and capital expenditures, were historically satisfied as part of the enterprise-wide cash management policies of Hertz Holdings. Going forward, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements. The cost of capital for our business may be higher than Hertz Holdings’ cost of capital prior to the Spin-Off.

Other significant changes may occur in our cost structure, management, financing, risk profile and business operations as a result of operating as a public company separate from New Hertz. As a stand-alone company, we expect to incur additional recurring costs. Our preliminary estimates of the additional recurring costs expected to be incurred annually as a stand-alone public company are approximately $35 to $40 million higher than the expenses historically allocated to us from Hertz.

The adjustments and allocations we have made in preparing our historical combined financial statements may not appropriately reflect our operations during those periods as if we had in fact operated as a stand-alone entity.

We have incurred significant charges in connection with the Spin-Off and will incur incremental costs as a stand-alone public company.

We need to replicate or replace certain functions, systems and infrastructure to which we no longer have the same access after the Spin-Off. We also need to make investments and/or hire additional employees to operate without the same access to Hertz Holdings’ existing operational and administrative infrastructure. These initiatives may be costly to implement. Due to the scope and complexity of the underlying projects relative to these efforts, the amount of total costs could be materially higher than our estimate, and the timing of the incurrence of these costs is subject to change.

In connection with the Spin-Off, we entered into a transition services agreement with New Hertz that governs certain commercial and other relationships between New Hertz and us, including New Hertz’s or one of its affiliate’s provision of certain important corporate functions to us on a transitional basis. Under the transition services agreement, we are able to use these services for a fixed term not to exceed two years established on a service-by-service basis and will pay New Hertz fees for such services, which will be based on the provider’s allocated costs of providing such services, and may include a mark-up for certain services. Because the transition services agreement was negotiated in the context of a parent-subsidiary relationship (i.e., between Hertz Holdings and New Hertz prior to the Spin-Off), the terms of the agreement may be more or less favorable to us than those that would be agreed to by parties bargaining at arm’s length for similar services and the fees charged for the services may be higher than the costs reflected in the allocations in our historical financial results. In addition, while services under the transition services agreement are being provided to us by New Hertz or its affiliates, our operational flexibility to modify or implement changes with respect to such services or the amounts we pay for them will be limited. Additionally, our ability to obtain replacement services if New Hertz fails to perform its obligations under the transition services agreement may be limited.

Our preliminary estimates of the additional recurring costs expected to be incurred annually as a stand-alone public company are approximately $35 to $40 million higher than the expenses historically allocated to us. However, there can be no assurance that our actual recurring costs will not be materially higher.

The arrangements set forth in the transition services agreement may not fully capture the benefits our business has enjoyed as a result of being integrated with the car rental business of Hertz Holdings. Additionally, following termination or expiration of the agreement, we may not be able to replace these services or enter into appropriate third-party agreements on terms and conditions, including cost and quality of service, comparable to those that we receive from New Hertz or its affiliates under the transition services agreement. If we do not have our own adequate systems and business functions in place to replace these services, or are unable to obtain them from other providers, we may not be able to operate our business effectively or at comparable costs, which could have a material adverse effect on our cash flows, financial position and results of operations.

HERC HOLDINGS INC. AND SUBSIDIARIES

We may experience increased costs resulting from a decrease in purchasing power as a result of our separation from New Hertz.

Historically, we have been able to take advantage of Hertz Holdings’ size and purchasing power in procuring goods, technology and services, including, among other things, insurance, employee benefit support and audit services. As a separate public company, we are a smaller and less geographically diversified company than the former Hertz Holdings, and we may not have access to financial and other resources comparable to those available to Hertz Holdings prior to the Spin-Off. As a separate, stand-alone company, we may be unable to obtain goods, technology and services at prices and on terms as favorable as those available to us prior to the Spin-Off, which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict with certainty the effect that the Spin-Off and our separation from New Hertz will have on our business, our clients, our employees, our vendors or other persons.

The assets and resources that we retained in connection with the Spin-Off may not be sufficient for us to operate as a stand-alone company.

Because we have not operated as an independent company in the past, we will need to acquire assets and/or resources in addition to those that we retained in connection with the Spin-Off. We may face difficulty in integrating newly acquired assets and/or resources into our business, despite certain assistance with such integration to be provided to us pursuant to the transition services agreement. Our business, financial condition and results of operations could be harmed if we fail to acquire assets and/or resources important to our operations or if we are unable to integrate newly acquired assets and/or resources.

We have assumed and will share with New Hertz responsibility for certain liabilities in connection with the Spin-Off, any of which could have a material adverse effect on our business, financial condition and results of operations.

Pursuant to the separation and distribution agreement entered into in connection with the Spin-Off, Herc Holdings assumed, among other things, liabilities associated with its equipment rental business and related assets, whether such liabilities arise prior to or subsequent to the Spin-Off, and has agreed to indemnify New Hertz for any losses arising from such liabilities, as well as any other liabilities of Herc Holdings assumed pursuant to the separation and distribution agreement. Herc Holdings will also be responsible for a portion (typically 15%) of certain shared liabilities not otherwise specifically allocated to us or New Hertz under the separation and distribution agreement. Although we will be responsible for a portion of these shared liabilities, New Hertz shall have the authority to manage the defense and resolution of them. The amount of such liabilities could be greater than anticipated and have a material adverse effect on our business, financial condition and results of operations.

As a result of our separation from New Hertz in connection with the Spin-Off, we will lose Hertz’s brand and reputation.

Our primary operating subsidiary previously operated under the name “Hertz Equipment Rental Corporation,” in addition to conducting operations using the "Herc" name. We believe the association with Hertz has contributed to our building relationships with our customers due to Hertz’s globally recognized brand and perceived high-quality car and equipment rental products. In connection with the Spin-Off, Hertz Holdings was renamed “Herc Holdings Inc.” and Hertz Equipment Rental Corporation was renamed “Herc Rentals Inc.” We will continue to utilize the “Herc” name as part of our Herc Rentals brand, except in Canada, where we are involved in litigation regarding the ownership of the name Herc, and will continue to be known as Hertz Equipment Rental. We cannot predict with certainty how our new Herc Rentals brand will be received in the marketplace. Although Herc Holdings and New Hertz entered into an intellectual property agreement pursuant to which, among other things, we have been granted a license to continue to use certain intellectual property associated with the Hertz brand, this licensing arrangement will only be effective for a limited period of four years to allow us to transition to our new brand. The loss of Hertz’s brand and reputation could adversely affect our ability to attract and retain customers to the extent our new brand is not accepted in the marketplace, which could result in reduced revenues.

The Spin-Off may adversely affect our business, and we may not achieve some or all of the expected benefits of the Spin-Off.

We may not be able to achieve the full strategic and financial benefits expected to result from our separation from New Hertz, or such benefits may be delayed or not occur at all. These benefits include the following:

HERC HOLDINGS INC. AND SUBSIDIARIES

•
improving strategic planning, increasing management focus and streamlining decision-making by providing the flexibility to implement our strategic plan and to respond more effectively to different customer needs and the changing economic environment;

•
allowing us to adopt the capital structure, investment policy and dividend policy best suited to our financial profile and business needs, as well as resolving the competition for capital that existed among Hertz Holdings’ businesses;

•	creating an independent equity structure that facilitates our ability to effect future acquisitions utilizing our common stock; and

•
facilitating incentive compensation arrangements for employees more directly tied to the performance of our business, and enhancing employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives.

We may not achieve the anticipated benefits of the Spin-Off for a variety of reasons. There also can be no assurance that the Spin-Off will not adversely affect our business.

If there is a determination that any of the Spin-Offs is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the IRS private letter ruling or tax opinions are incorrect or for any other reason, then Herc Holdings and its stockholders could incur significant U.S. federal income tax liabilities.

Hertz Holdings received a favorable private letter ruling from the Internal Revenue Service to the effect that, subject to the accuracy of and compliance with certain representations, assumptions and covenants, (i) the Spin-Off qualified as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Code, and (ii) the internal spin-off transactions (collectively with the Spin-Off, the "Spin-Offs") qualified as tax free under Section 355 of the Code. A private letter ruling from the IRS generally is binding on the IRS. However, the IRS ruling does not rule that the Spin-Offs satisfied every requirement for a tax-free spin-off, and Hertz Holdings relied solely on opinions of KPMG LLP and Debevoise & Plimpton LLP, tax advisors to Hertz Holdings, to determine that such additional requirements were satisfied. The ruling and the opinions relied on certain facts, assumptions, representations and undertakings from Hertz Holdings and New Hertz regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Herc Holdings, its affiliates and its stockholders may not be able to rely on the ruling or the opinions of tax advisors and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax advisors, the IRS could determine on audit that the Spin-Offs and related transactions are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the private letter ruling, or for any other reason, including as a result of certain significant changes in the stock ownership of Herc Holdings or New Hertz after the Spin-Off. If the Spin-Offs or related transactions are determined to be taxable for U.S. federal income tax purposes, we and, in certain cases, our stockholders could incur significant U.S. federal income tax liabilities, including taxation on the value of the New Hertz common stock in the Spin-Off, and we could incur significant liabilities, either directly to the tax authorities or under the Tax Matters Agreement entered into with New Hertz.

If either Herc Holdings or New Hertz takes or fails to take actions that cause the Spin-Offs to fail to qualify as tax-free transactions, the party that causes the Spin-Offs to be taxable will be required to indemnify the other for any resulting taxes and related losses.

Under the tax matters agreement between Herc Holdings and New Hertz, if either Herc Holdings or New Hertz takes or fails to take any action (or permits any of its affiliates to take or fail to take any action) that causes the Spin-Offs to be taxable, or if there is an acquisition of the equity securities or assets of either party (or equity securities or assets of any member of that party’s group) that causes the Spin-Offs to be taxable, that party will be required to indemnify the other party for any resulting taxes and related losses.

If any of the Spin-Offs were taxable to any of the applicable companies, such companies would recognize gain equal to the excess, if any, of the fair market value of the stock distributed over the tax basis in that stock, and Herc Holdings and its affiliates would have to pay tax on that gain. The amount of tax would be substantial, and the party causing the Spin-Offs to be taxable may not have sufficient financial resources to operate its business after paying any resulting taxes and related losses.

HERC HOLDINGS INC. AND SUBSIDIARIES

The ability of Herc Holdings and New Hertz to engage in financings and acquisitions and other strategic transactions using equity securities is subject to limitations because of the U.S. federal income tax requirements for a tax-free distribution.

Current tax law generally creates a presumption that the Spin-Off would be taxable to Herc Holdings (but not to its stockholders) if either Herc Holdings or New Hertz engages in, or enters into an agreement to engage in, a transaction that would result in a fifty percent (50%) or greater change (by vote or by value) in stock ownership during the four-year period beginning on the date that begins two years before the distribution date, unless it is established that the transaction is not pursuant to a plan or series of transactions related to the Spin-Off.

To preserve the tax-free treatment of the Spin-Off, under the tax matters agreement between Herc Holdings and New Hertz, each of Herc Holdings and New Hertz is subject to restrictions (including restrictions on share issuances and redemptions, business combinations, sales of assets and similar transactions) that are designed to preserve the tax-free status of the Spin-Off. These restrictions may prevent Herc Holdings from entering into transactions that might be advantageous, such as issuing equity securities to satisfy financing needs or acquiring businesses or assets by issuing equity securities. Many of Herc Holdings’ competitors are not subject to similar restrictions, and therefore may have a competitive advantage over Herc Holdings in this regard.

Herc Holdings could incur significant tax liability if New Hertz fails to pay the tax liabilities attributable to it under the tax matters agreement.

Under U.S. federal income tax laws, Herc Holdings and New Hertz (or certain of its subsidiaries) are jointly and severally liable for Hertz Holdings’ federal income taxes attributable to certain periods prior to or including the taxable year of Hertz Holdings during which the Spin-Off occurs. Although the tax matters agreement allocates responsibility for tax liabilities between Herc Holdings and New Hertz, if New Hertz fails to pay the taxes for which it is responsible under the tax matters agreement, Herc Holdings may be liable for these unpaid liabilities. Certain other jurisdictions may have similar rules.

The Spin-Off may be challenged by creditors as a fraudulent transfer or conveyance.

If, under relevant federal and state fraudulent transfer and conveyance statutes, in a bankruptcy or reorganization case or a lawsuit by or on behalf of unpaid creditors of Herc Holdings, a court were to find that, at the time that Herc Holdings undertook the Spin-Off and related transactions:

•
the Spin-Off and related transactions were undertaken with the intent of hindering, delaying or defrauding current or future creditors, or Herc Holdings received less than reasonably equivalent value or fair consideration in connection with the Spin-Off and related transactions; and

•	Herc Holdings:

•	was insolvent, or was rendered insolvent, by reason of the completion of the Spin-Off and related transactions,

•	was engaged, or about to engage, in a business or transaction for which its assets constituted unreasonably small capital,

•	intended to incur, or believed that it would incur, debts beyond its ability to pay as such debts matured, or

•	was a defendant in an action for money damages, or had a judgment for money damages docketed against it if, in either case, after final judgment the judgment was unsatisfied,

then the court could rescind the Spin-Off or require Herc Holdings to fund liabilities of New Hertz for the benefit of creditors.

The measure of insolvency for purposes of the foregoing considerations will vary depending upon the law of the jurisdiction that is being applied in the relevant legal proceeding. Generally, however, Herc Holdings would be considered insolvent if, at the time that Herc Holdings undertook the Spin-Off and related transactions, either:

•	the sum of its debts, including contingent liabilities, is greater than its assets, at a fair valuation; or

HERC HOLDINGS INC. AND SUBSIDIARIES

•
the present fair saleable value of its assets is less than the amount required to pay the probable liability on its total existing debts and liabilities, including contingent liabilities, as they become absolute and matured.

We cannot give you any assurance as to what standards a court would use to determine whether Herc Holdings was solvent at the relevant time, or whether, whatever standard was used, the Spin-Off would be rescinded or other liabilities would be imposed on Herc Holdings on another of the grounds described above. We believe that no basis exists to challenge the Spin-Off as a fraudulent transfer or conveyance under the foregoing standards. However, in reaching such conclusion we have relied upon the advice of our third party advisors and our analysis of internal cash flow projections, which, among other things, assume that we will in the future realize certain price and volume increases and favorable changes in business mix, and estimated values of assets and liabilities. We cannot assure you, however, that a court would reach the same conclusion.

If the Spin-Off is not a legal dividend, it could be held invalid by a court and have a material adverse effect on the business, financial condition and results of operations of Herc Holdings.

The declaration of the Spin-Off of shares of New Hertz common stock made to effect the Spin-Off is governed by the Delaware General Corporation Law (the “DGCL”). Under the DGCL, there are certain restrictions on a corporation’s ability to distribute its property, including the shares of the common stock of a subsidiary, as a dividend. Generally, under the DGCL a dividend may only be paid out of the corporation’s surplus or its net profits. If the Spin-Off is found invalid under the DGCL, a court could seek to have the Spin-Off rescinded. The resulting complications, costs and expenses could have a material adverse effect on the business, financial condition and results of operations of Herc Holdings.

Risks Related to the Securities Markets and Ownership of Herc Holdings Common Stock

An active trading market for our common stock may not be sustained or, if an active market is sustained, the market price of our common stock may fluctuate significantly after the Spin-Off.

Prior to the Spin-Off, there had been no public market for the common stock of Herc Holdings, as a public company separate from New Hertz, which now operates Hertz Holdings’ car rental business. An active trading market for shares of our common stock may not be sustained following the Spin-Off. If an active trading market is not sustained, you may have difficulty selling your shares of common stock at an attractive price, or at all. Further, an inactive market also may impair our ability to raise capital by selling our common stock, and it may impair our ability to motivate our employees through equity incentive awards and our ability to acquire other companies, products or technologies by using our common stock as consideration.

Even if an active trading market is sustained, the market price of Herc Holdings common stock could fluctuate significantly due to a number of factors, including, but not limited to:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our financial position, results of operations, liquidity or cash flows;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	ongoing remediation of weaknesses in our internal control over financial reporting;

•	the public reaction to our press releases, our other public announcements and our filings with the SEC;

•	announcements by us or our competitors of significant acquisitions, dispositions, innovations or new programs and services;

•	changes in financial estimates and recommendations by securities analysts following our stock, or the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	general economic conditions and overall market fluctuations; and

•	the trading volume of our common stock.

In addition, the realization of any of the risks described in these “Risk Factors” could have a material and adverse impact on the market price of our common stock in the future and cause the value of your investment to decline. The stock market in

HERC HOLDINGS INC. AND SUBSIDIARIES

general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual performance.

The securities of many companies have experienced extreme price and volume fluctuations in recent years, often unrelated to the companies’ operating performance. If the market price of our common stock reaches an elevated level, it may materially and rapidly decline. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against the company. If we were to be involved in a class action lawsuit, it could divert the attention of senior management, and, if adversely determined, have a material adverse effect on our business, results of operations and financial condition.

In addition, Herc Holdings now has a substantially smaller market capitalization than Hertz Holdings, which is likely to be causing a shift in the makeup of our stockholder base. As this shift occurs, there are likely to be significant fluctuations in the prices at which our common stock trades.

If securities or industry analysts adversely change their recommendations regarding our stock or if our operating results do not meet their expectations, our stock price could decline.

The trading market for our common stock could be influenced by the research and reports that industry or securities analysts may publish about us or our business. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject.

The financial results of our equipment rental business were previously included within the consolidated results of Hertz Holdings. Despite the fact that New Hertz was spun off from Hertz Holdings in the Spin-Off and is the legal spinnee in the transaction, for accounting purposes, due to the relative significance of New Hertz to Hertz Holdings, New Hertz is considered the spinnor or divesting entity and Herc Holdings is considered the spinnee or divested entity. As a result, despite the legal form of the transaction, New Hertz is the “accounting successor” to Hertz Holdings. As such, the historical financial information of New Hertz is required to reflect the financial information of Hertz Holdings, as if New Hertz spun off Herc Holdings in the Spin-Off. In contrast, the historical financial information of Herc Holdings, including such information presented in this Report, reflects the financial information of the equipment rental business of Hertz Holdings as historically operated as part of the consolidated company, as if Herc Holdings were a stand-alone company for all periods presented.

We continue to be required to file annual and quarterly reports and other information pursuant to the Exchange Act with the SEC on a timely basis. We are required to prepare financial statements included in such reports, as if Herc Holdings were a stand-alone company for all periods presented, in compliance with SEC reporting requirements. We also continue to be subject to other reporting and corporate governance requirements, including the NYSE listing standards and certain provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the regulations promulgated thereunder, which impose significant compliance obligations upon us. Specifically, we continue to be required to:

•	prepare and distribute periodic reports and other stockholder communications in compliance with our obligations under the federal securities laws and NYSE rules;

•	maintain compliance and internal audit functions;

•
evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	involve and retain outside legal counsel and accountants in connection with the activities listed above; and

•	maintain internal policies, including those relating to disclosure controls and procedures.

Prior to the Spin-Off, many of these functions were handled by infrastructure and support staff, including accounting staff, that were transferred to New Hertz in connection with the Spin-Off. Although we receive certain transition services from

HERC HOLDINGS INC. AND SUBSIDIARIES

New Hertz or its affiliates with respect to these functions pursuant to the transition services agreement, we are now required to commit our own resources and management oversight, which could be significant, to the above-listed requirements, which will cause us to incur significant costs and which will place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. In addition, we might not be successful in maintaining and/or implementing these requirements.

If we are unable to implement the reporting requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, we and our independent registered public accounting firm may not be able to provide a favorable report on the adequacy of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis and may suffer adverse regulatory consequences or violations of NYSE listing standards. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. See “Risks Related to Our Business” above for additional information about material weaknesses previously identified.

Herc Holdings is a holding company with no operations of its own and depends on its subsidiaries for cash.

The operations of Herc Holdings are conducted almost entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations or to pay dividends on its common stock will be dependent on the earnings and the receipt of funds from its subsidiaries via dividends or intercompany loans. However, none of the subsidiaries of Herc Holdings are obligated to make funds available to Herc Holdings. In addition, certain states' laws and the terms of certain of our debt agreements significantly restrict, or prohibit, the ability of Herc Holdings’ subsidiaries to pay dividends, make loans or otherwise transfer assets to Herc Holdings, including state laws that require dividends to be paid only from surplus. If Herc Holdings does not receive cash from its subsidiaries, then Herc Holdings’ financial condition could be materially adversely affected.

The market price of our common stock could decline as a result of the sale or distribution of a large number of shares of our common stock in the market or the perception that a sale or distribution could occur. These factors also could make it more difficult for us to raise funds through future offerings of our common stock.

We are unable to predict whether significant amounts of our common stock will be sold in the open market or the potential negative effects that these sales could have on the price of our common stock. In recent years, several shareholders, most notably affiliates of Carl Icahn, have accumulated significant amounts of Hertz Holdings common stock. It is possible that some Herc Holdings shareholders, including possibly some of its largest shareholders, may sell Herc Holdings common stock for reasons such as that our business profile or market capitalization as a publicly traded company separate from New Hertz does not fit their investment objectives.

Sales or distributions of substantial amounts of our common stock in the public market, or the perception that such sales or distributions will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future. As of June 30, 2016, there were 28.3 million shares of our common stock outstanding, which are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless held or acquired by our “affiliates” as that term is defined in Rule 144 under the Securities Act. In addition, all shares of our common stock acquired upon exercise of stock options and other equity-based awards granted under stock incentive plans also will be freely tradable under the Securities Act unless acquired by our affiliates. A maximum of 2.2 million shares of common stock are reserved for issuance under our stock incentive plans, some of which have been issued as of the date of this Report.

We also may issue additional common stock for a number of reasons, including to finance our operations and business strategy (including acquisitions), to adjust our ratio of debt to equity, or to provide incentives pursuant to certain executive compensation arrangements. Such future issuances of equity securities, or the expectation that they will occur, could cause the market price for our common stock to decline. The price of our common stock also could be affected by hedging or arbitrage trading activity that may exist or develop involving our common stock.

Your percentage ownership in us may be diluted by future issuances of capital stock or securities or instruments that are convertible into our capital stock, which could reduce your influence over matters on which stockholders vote.

Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares that may be issued to satisfy

HERC HOLDINGS INC. AND SUBSIDIARIES

our obligations under our incentive plans, shares of our authorized but unissued preferred stock and securities and instruments that are convertible into our common stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, likely would result in your interest in us being subject to the prior rights of holders of that preferred stock.

Provisions of our Certificate of Incorporation and our By-Laws could discourage potential acquisition proposals and could deter or prevent a change in control.

Our Certificate of Incorporation and By-Laws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include:

•
limitations on the right of stockholders to remove directors, although such limitations expire upon the completion of the declassification of the board of directors at the 2017 annual meeting of stockholders;

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

•	prohibiting our stockholders from acting by written consent;

•	prohibiting our stockholders from calling special meetings of stockholders;

•	the absence of cumulative voting; and

•	establishment of advance notice requirements for stockholder proposals and nominations for election to the board of directors at stockholder meetings.

We believe that these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is in our best interests and that of our stockholders. Any or all of the foregoing provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, the Board approved a $1 billion share repurchase program (the "share repurchase program"). There were no share repurchases in the three months ended June 30, 2016. As of June 30, 2016, the approximate dollar value that remains available for purchases under the 2014 share repurchase program is $395.9 million. The program does not obligate us to make any repurchases at any specific time or in any specific situation. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. For more information on the share repurchase program, see Note 15, "Equity and Earnings (Loss) Per Share" to our condensed consolidated and combined financial statements in this Report.

ITEM 5.    OTHER INFORMATION

None.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 6.    EXHIBITS

(a)	Exhibits:

The attached list of exhibits in the "Exhibit Index" immediately following the signature page to this Report is filed as part of this Form 10-Q and is incorporated herein by reference in response to this item.

HERC HOLDINGS INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2016	HERC HOLDINGS INC. (Registrant)
		By:	/s/ BARBARA L. BRASIER
Barbara L. Brasier Senior Vice President and Chief Financial Officer

HERC HOLDINGS INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
2.1
Separation and Distribution Agreement, dated June 30, 2016, by and between Herc Holdings and Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

3.1.1
Amended and Restated Certificate of Incorporation of Herc Holdings (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 30, 2007).

3.1.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Herc Holdings, effective as of May 14, 2014 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 14, 2014).

3.1.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Herc Holdings, dated June 30, 2016 (reflecting the registrant’s name change to “Herc Holdings Inc.”) (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

3.1.4
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Herc Holdings, dated June 30, 2016 (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

3.2
Amended and Restated By-Laws of Herc Holdings, effective May 14, 2014 (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 14, 2014).

4.1
Indenture (including the form of Notes), dated as of June 9, 2016, between Herc Spinoff Escrow Issuer, LLC, Herc Spinoff Escrow Issuer, Corp. and Wilmington Trust, National Association, as Trustee and Note Collateral Agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 15, 2016).

4.2
First Supplemental Indenture, dated as of June 9, 2016, among Herc Spinoff Escrow Issuer, LLC, Herc Spinoff Escrow Issuer, Corp. and Wilmington Trust, National Association, as Trustee and Note Collateral Agent (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 15, 2016).

4.3
Second Supplemental Indenture, dated as of June 9, 2016, among Herc Spinoff Escrow Issuer, LLC, Herc Spinoff Escrow Issuer, Corp. and Wilmington Trust, National Association and Note Collateral Agent (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 15, 2016).

4.4
Third Supplemental Indenture, dated as of June 29, 2016, among Herc Rentals Inc. and Wilmington Trust, National Association, as Trustee and Note Collateral Agent. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

4.5
Fourth Supplemental Indenture, dated as of June 30, 2016, among Herc Rentals Inc., the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as Trustee and Note Collateral Agent. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

4.6*
Registration Rights Agreement, effective June 30, 2016, among Herc Holdings, High River Limited Partnership, Icahn Partners LP and Icahn Partners Master Fund LP, on behalf of certain other members of the Icahn group, together with those who may in the future become a party thereto under the terms thereof.

10.1
Transition Services Agreement, dated June 30, 2016, by and between Hertz Global Holdings, Inc. and Herc Holdings Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

10.2
Tax Matters Agreement, dated June 30, 2016, among Herc Holdings Inc., The Hertz Corporation, Herc Rentals Inc. and Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

10.3
Employee Matters Agreement, dated June 30, 2016, by and between Hertz Global Holdings, Inc. and Herc Holdings Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

10.4
Intellectual Property Agreement, dated June 30, 2016, among The Hertz Corporation, Hertz System, Inc. and Herc Rentals Inc. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

10.5
Collateral Agreement, dated as of June 30, 2016, made by Herc Rentals Inc. and certain of its subsidiaries in favor of Wilmington Trust, National Association, as Note Collateral Agent. (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

10.6
ABL Credit Agreement, dated as of June 30, 2016, among Herc Rentals Inc., certain other subsidiaries of Herc Rentals Inc., Citibank, N.A., as administrative agent and collateral agent, Citibank, N.A., as Canadian administrative agent and Canadian collateral agent, Bank of America, N.A., as co-collateral agent, Capital One, National Association, ING Capital LLC and Wells Fargo Bank, National Association, as senior managing agents, Barclays Bank PLC, Bank of Montreal, BNP Paribas, Credit Agricole Corporate and Investment Bank, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Royal Bank of Canada and Regions Bank, as co-documentation agents, and the other financial institutions party thereto from time to time. (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

HERC HOLDINGS INC. AND SUBSIDIARIES

10.7
U.S. Guarantee and Collateral Agreement, dated as of June 30, 2016, made by Herc Intermediate Holdings, LLC, Herc Rentals Inc. and certain of its subsidiaries from time to time in favor of Citibank, N.A., as collateral agent and administrative agent. (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

10.8
Canadian Guarantee and Collateral Agreement, dated as of June 30, 2016, made by Matthews Equipment Limited, Western Shut-Down (1995) Limited, Hertz Canada Equipment Rental Partnership, 3222434 Nova Scotia Company and certain of their subsidiaries from time to time in favour of Citibank, N.A., as Canadian collateral agent and Canadian administrative agent. (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

10.9
Form of Change in Control Severance Agreement among Herc Holdings and executive officers (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 25, 2016).

10.10
Offer Letter, dated as of May 18, 2015, by and between Herc Holdings and Lawrence H. Silber (Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 25, 2016).

10.11
Offer Letter, dated as of October 20, 2015, by and between Herc Holdings and Barbara L. Brasier (Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 25, 2016).

10.12
Offer Letter, dated as of June 11, 2015, by and between Herc Holdings and James Bruce Dressel (Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 25, 2016).

10.13
Offer Letter, dated as of October 11, 2015, by and between Herc Holdings and Maryann Waryjas (Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 25, 2016).

10.14
Offer Letter, dated as of August 13, 2014, by and between Herc Holdings and Christian J. Cunningham (Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 25, 2016).

10.15
Offer Letter, dated as of June 11, 2015, by and between Herc Holdings and Richard F. Marani (Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 25, 2016).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________
*Filed herewith