Form 10-Q
period 2016-09-30
HERC HOLDINGS INC
filed 2016-11-08
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	x	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 4, 2016
Common Stock, par value $0.01 per share	28,312,817

HERC HOLDINGS INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
Unaudited
(In millions, except par value)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$51.9	$15.7
Restricted cash and cash equivalents	4.7	16.0
Receivables, net of allowance of $26.7 and $23.8, respectively	290.0	287.8
Taxes receivable	7.5	8.7
Inventories	24.5	22.3
Prepaid expenses and other current assets	12.2	11.0
Total current assets	390.8	361.5
Revenue earning equipment, net	2,487.1	2,382.5
Property and equipment, net	270.2	246.6
Other intangible assets, net	303.7	300.5
Goodwill	91.0	91.0
Other long-term assets	35.2	14.9
Total assets	$3,578.0	$3,397.0
LIABILITIES AND EQUITY
Current maturities of long-term debt	$15.5	$10.2
Loans payable to affiliates	—	73.2
Accounts payable	262.9	109.5
Accrued liabilities	102.5	47.8
Taxes payable	12.3	41.6
Total current liabilities	393.2	282.3
Long-term debt	2,124.4	53.3
Deferred taxes	666.7	727.3
Other long-term liabilities	41.3	32.1
Total liabilities	3,225.6	1,095.0
Commitments and contingencies (Note 9)
Equity:
Preferred Stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 133.3 shares authorized, 31.0 and 30.9 shares issued and 28.3 and 28.2 shares outstanding	0.3	0.3
Additional paid-in capital	1,772.2	3,734.6
Accumulated deficit	(612.0)	(605.5)
Accumulated other comprehensive loss	(116.1)	(135.4)
Treasury Stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	352.4	2,302.0
Total liabilities and equity	$3,578.0	$3,397.0

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Equipment rentals	$360.3	$373.2	$996.0	$1,052.5
Sales of revenue earning equipment	24.9	30.4	94.0	124.5
Sales of new equipment, parts and supplies	15.7	25.3	50.9	68.2
Service and other revenues	2.7	2.9	8.7	10.6
Total revenues	403.6	431.8	1,149.6	1,255.8
Expenses:
Direct operating	169.6	185.7	487.3	538.2
Depreciation of revenue earning equipment	89.1	87.9	255.1	257.6
Cost of sales of revenue earning equipment	27.5	28.7	111.6	110.4
Cost of sales of new equipment, parts and supplies	12.1	20.6	39.2	54.3
Selling, general and administrative	67.0	62.8	200.5	206.0
Restructuring	0.1	2.5	3.5	3.5
Interest expense, net	32.3	9.3	52.1	27.8
Other income, net	(0.8)	(1.2)	(2.2)	(3.8)
Total expenses	396.9	396.3	1,147.1	1,194.0
Income before income taxes	6.7	35.5	2.5	61.8
Income tax expense	(3.7)	(14.7)	(9.0)	(28.7)
Net income (loss)	$3.0	$20.8	$(6.5)	$33.1
Weighted average shares outstanding:
Basic	28.3	30.3	28.3	30.5
Diluted	28.3	30.3	28.3	30.5
Earnings (loss) per share:
Basic	$0.11	$0.69	$(0.23)	$1.09
Diluted	$0.11	$0.69	$(0.23)	$1.09

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$3.0	$20.8	$(6.5)	$33.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.6)	(34.6)	23.3	(47.7)
Defined benefit pension plans:
Amortization of actuarial losses and settlement losses	0.5	0.1	1.4	0.5
Net loss arising during the period	—	—	(7.8)	(0.2)
Income tax (provision) benefit related to defined benefit pension plans	(0.2)	0.2	2.4	0.1
Total other comprehensive income (loss)	(0.3)	(34.3)	19.3	(47.3)
Total comprehensive income (loss)	$2.7	$(13.5)	$12.8	$(14.2)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2015	28.2	$0.3	$3,734.6	$(605.5)	$(135.4)	$(692.0)	$2,302.0
Net loss	—	—	—	(6.5)	—	—	(6.5)
Other comprehensive income	—	—	—	—	19.3	—	19.3
Net settlement on vesting of equity awards	—	—	(0.5)	—	—	—	(0.5)
Stock-based compensation charges	—	—	3.8	—	—	—	3.8
Exercise of stock options and other	0.1	—	10.0	—	—	—	10.0
Distribution and net transfers to THC	—	—	(1,975.7)	—	—	—	(1,975.7)
September 30, 2016	28.3	$0.3	$1,772.2	$(612.0)	$(116.1)	$(692.0)	$352.4

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2014	30.6	$0.3	$2,530.0	$(716.8)	$(32.3)	$(87.5)	$1,693.7
Net income	—	—	—	33.1	—	—	33.1
Other comprehensive loss	—	—	—	—	(47.3)	—	(47.3)
Net settlement on vesting of equity awards	—	—	(4.5)	—	—	—	(4.5)
Stock-based compensation charges	—	—	2.3	—	—	—	2.3
Shares repurchased	(1.0)	—	—	—	—	(261.7)	(261.7)
Capital contributions from affiliates	—	—	101.7	—	—	—	101.7
Net transfers from THC	—	—	440.0	—	—	—	440.0
September 30, 2015	29.6	$0.3	$3,069.5	$(683.7)	$(79.6)	$(349.2)	$1,957.3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(6.5)	$33.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of revenue earning equipment	255.1	257.6
Depreciation of property and equipment	29.1	30.3
Amortization of other intangible assets	3.8	27.8
Amortization of deferred financing costs	4.2	3.4
Stock-based compensation charges	3.8	2.3
Provision for receivables allowance	24.4	29.6
Deferred taxes	9.0	(0.5)
Loss (gain) on sale of revenue earning equipment	17.6	(14.2)
Gain on sale of property and equipment	(0.8)	(1.2)
Income from joint ventures	(2.1)	(3.0)
Other	2.0	2.0
Changes in assets and liabilities:
Receivables	(40.4)	(20.8)
Inventories, prepaid expenses and other assets	(11.4)	(16.0)
Accounts payable	25.1	5.9
Accrued liabilities and other long-term liabilities	56.3	6.7
Taxes receivable and payable	1.7	34.0
Net cash provided by operating activities	370.9	377.0
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	11.3	6.6
Revenue earning equipment expenditures	(325.7)	(537.8)
Proceeds from disposal of revenue earning equipment	99.0	126.8
Property and equipment expenditures	(29.2)	(67.1)
Proceeds from disposal of property and equipment	4.1	7.9
Other investing activities	—	(0.4)
Net cash used in investing activities	(240.5)	(464.0)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,235.0	—
Proceeds from revolving line of credit	1,646.0	1,455.6
Repayments on revolving line of credit	(794.0)	(1,546.4)
Principal payments under capital lease obligations	(8.7)	(6.6)
Proceeds from exercise of stock options and other	10.0	—
Net settlement on vesting of equity awards	(0.5)	(4.5)
Purchase of treasury stock	—	(261.7)
Capital contributions from affiliates	—	101.7
Distribution and net transfers to THC	(2,073.5)	440.0
Net financing activities with affiliates	(67.4)	(103.4)
Payment of debt issuance costs	(41.5)	—
Net cash provided by (used in) financing activities	(94.6)	74.7
Effect of foreign exchange rate changes on cash and cash equivalents	0.4	(3.0)
Net increase (decrease) in cash and cash equivalents during the period	36.2	(15.3)
Cash and cash equivalents at beginning of period	15.7	18.9
Cash and cash equivalents at end of period	$51.9	$3.6

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$15.2	$24.6
Cash paid for income taxes, net of refunds	$1.1	$6.9
Supplemental disclosure of non-cash investing activity:
Purchases of revenue earning equipment in accounts payable	$119.1	$1.2
Purchases of property and equipment in accounts payable	$8.8	$—
Supplemental disclosure of non-cash financing activity:
Non-cash settlement of transactions with THC through equity	$97.9	$—
Supplemental disclosure of non-cash investing and financing activity:
Equipment acquired through capital lease	$20.3	$—

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Herc Holdings Inc. ("we", "us", "our", "Herc Holdings" or "the Company," or as the context requires, "its") is among the largest equipment rental companies in North America. It conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). Operations are conducted under the Herc Rentals brand in the United States and under the Hertz Equipment Rental brand in Canada, China, the United Kingdom and through joint ventures in Saudi Arabia and Qatar. At September 30, 2016, the Company had approximately 270 company-operated locations, as well as approximately 15 franchisee owned locations. The Company has been in the equipment rental business since 1965 and is a full-line equipment rental supplier in key markets, including commercial and residential construction, industrial and manufacturing, civil infrastructure, automotive, government and municipalities, energy, remediation, emergency response, facilities, entertainment and agriculture, as well as refineries and petrochemicals. The equipment rental business is supported by ProSolutionsTM, the Company's industry specific solutions-based services, and its professional grade tools, commercial vehicles, and pump, power and climate control product offerings.

On June 30, 2016, the Company, under its former Hertz Global Holdings, Inc. name (in its form prior to the Spin-Off, "Hertz Holdings"), completed a spin-off (the “Spin-Off”) of its global vehicle rental business through a dividend to stockholders of all of the issued and outstanding common stock of Hertz Rental Car Holding Company, Inc., which was re-named Hertz Global Holdings, Inc. (“New Hertz”) in connection with the Spin-Off. New Hertz is now an independent public company and trades on the New York Stock Exchange under the symbol “HTZ.” The Company changed its name to Herc Holdings Inc. on June 30, 2016 and trades on the New York Stock Exchange under the symbol “HRI.” Following the Spin-Off, the Company continues to operate its global equipment rental business through its operating subsidiaries, including Herc Rentals Inc. (“Herc”). New Hertz continues to operate its global vehicle rental business through its operating subsidiaries including The Hertz Corporation ("THC").

For accounting purposes, due to the relative significance of New Hertz to Hertz Holdings, New Hertz was considered the spinnor or divesting entity and Herc Holdings was considered the spinnee or divested entity. As a result, despite the legal form of the transaction, New Hertz was the “accounting successor” to Hertz Holdings. Under the accounting rules, the historical financial information of New Hertz is required to reflect the financial information of Hertz Holdings, as if New Hertz spun off Herc Holdings in the Spin-Off. In contrast, the historical financial information of Herc Holdings, including certain information presented in these condensed consolidated and combined financial statements, reflects the financial information of the equipment rental business and certain parent legal entities of Herc as historically operated as part of Hertz Holdings, as if Herc Holdings was a stand-alone company for all periods presented. The historical financial information of Herc Holdings presented in these condensed consolidated and combined financial statements is not necessarily indicative of what Herc Holdings’ financial position or results of operations actually would have been had Herc Holdings operated as a separate, independent company for the periods presented.

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

Significant estimates inherent in the preparation of the condensed consolidated and combined financial statements include depreciation of revenue earning equipment, reserves for litigation and other contingencies, accounting for income taxes, pension and postretirement benefits, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, valuation of stock-based compensation, reserves for restructuring, allowances for receivables and, prior to the Spin-Off, allocated general corporate expenses from THC, among others.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

The Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 was the Company's first periodic report made post-Spin-Off as a stand-alone public company comprised of only the equipment rental business. The condensed consolidated and combined financial statements were presented on a basis of accounting that reflected a change in reporting entity and were adjusted for the effects of the Spin-Off. The condensed consolidated and combined financial statements and selected financial information represent only those operations, assets, liabilities and equity that form Herc Holdings on a stand-alone basis. Since the Spin-Off occurred on June 30, 2016, the financial statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (this "Report") represent the carve-out financial results for the first six months of 2016, including the Spin-Off impacts, and actual results for the three months ended September 30, 2016. All prior period amounts represent carve-out financial results.

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

Transactions between the Company and THC and its affiliates prior to the Spin-Off are herein referred to as “related party” or “affiliated” transactions for the periods presented. Effective with the Spin-Off on June 30, 2016, all transactions with THC and its affiliates were settled and paid in full. Effective upon the Spin-Off, the Company entered into a Transition Services Agreement ("TSA") with New Hertz. See Note 15, "Arrangements with New Hertz" for further information.

For periods prior to the Spin-Off, the condensed consolidated and combined financial statements include net interest expense on loans receivable and payable to affiliates and expense allocations for certain corporate functions historically performed by THC, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, employee benefits and incentives, insurance and stock-based compensation. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenues, operating expenses, headcount or other relevant measures. Management believes the assumptions underlying the condensed consolidated and combined financial statements, including the assumptions regarding the allocation of corporate expenses from THC, are reasonable. Nevertheless, the condensed consolidated and combined financial statements may not include all of the expenses that would have been incurred had the Company been a stand-alone company during the periods presented and may not reflect the Company's condensed consolidated and combined financial position, results of operations and cash flows had the Company been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would have depended on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. For additional information related to costs allocated to the Company by THC, see Note 14, "Related Party Transactions."

Stock Split

On June 30, 2016, the Company effected a 1-for-15 reverse stock split. The reverse stock split reduced the number of authorized shares of common stock and preferred stock to 133.3 million and 13.3 million, respectively. All share data and per share amounts have been retroactively adjusted for the reverse stock split in the accompanying condensed consolidated and combined financial statements and notes thereto for all periods presented. The retroactive adjustments resulted in the reclassification of $4.3 million from common stock to additional paid-in capital on the condensed consolidated and combined statements of changes in equity at September 30, 2015.

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

The Company has revised its previously reported condensed consolidated and combined balance sheet, statements of other comprehensive income (loss), statements of changes in equity and statement of cash flows in this Report to correct these errors. The Company will also correct its previously reported financial statements in its future quarterly and annual filings. There was no impact of these errors to the condensed consolidated and combined statements of operations for any period. The table below reflects the impact of the revisions to amounts included in this Report that were previously reported by the Company and also reflects the retroactive impact of the June 30, 2016 stock split, as described above under the heading "Stock Split" (in millions).

	Nine Months Ended September 30, 2015
	As Previously Reported	Adjustments	As Revised
Condensed Consolidated and Combined Statements of Other Comprehensive Income (Loss)
Total other comprehensive income (loss)	$(70.9)	$23.6	$(47.3)
Total comprehensive income (loss)	(37.8)	23.6	(14.2)

	September 30, 2015
	As Previously Reported	Adjustments	Impact of Stock Split	As Revised
Condensed Consolidated and Combined Statements of Changes in Equity
Additional paid-in capital	$3,182.1	$(116.9)	$4.3	$3,069.5
Accumulated other comprehensive loss	(173.3)	93.7	—	(79.6)

	Nine Months Ended September 30, 2015
	As Previously Reported	Adjustments	As Revised
Condensed Consolidated and Combined Statements of Cash Flows
Net cash provided by operating activities	$378.5	$(1.5)	$377.0
Net cash provided by financing activities	86.3	(11.6)	74.7
Cash and cash equivalents at end of period	16.7	(13.1)	3.6

The Company has revised its condensed consolidated and combined statement of operations for the nine months ended September 30, 2015 to correct the recording of $6.2 million of expense from selling, general and administrative expense into direct operating expense which did not impact net income. The correction resulted from incorrect mapping of certain expense accounts to the financial statement line items.

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

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued guidance to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the new guidance and has not determined the impact adopting this guidance may have on its statement of cash flows.

Note 3—Revenue Earning Equipment

Revenue earning equipment consists of the following (in millions):

	September 30, 2016	December 31, 2015
Revenue earning equipment	$3,760.1	$3,526.2
Less: Accumulated depreciation	(1,273.0)	(1,143.7)
Revenue earning equipment, net	$2,487.1	$2,382.5

Note 4—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Interest Rate at September 30, 2016	Fixed or Floating Interest Rate	Maturity	September 30, 2016	December 31, 2015
Senior Secured Second Priority Notes
2022 Notes	7.50%	Fixed	2022	$610.0	$—
2024 Notes	7.75%	Fixed	2024	625.0	—
Other Debt
ABL Credit Facility	2.49%	Floating	2021	852.0	—
Capital leases	3.98%	Fixed	2016-2021	74.4	63.5
Predecessor ABL Facility	N/A	Floating	N/A	—	—
Unamortized Debt Issuance Costs(a)				(21.5)	—
Total debt				2,139.9	63.5
Less: Current maturities of long-term debt				(15.5)	(10.2)
Long-term debt				$2,124.4	$53.3

(a)
Unamortized debt issuance costs totaling $18.0 million related to the ABL Credit Facility (as defined below) are included in "Other long-term assets" in the condensed consolidated and combined balance sheet as of September 30, 2016.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Senior Secured Second Priority Notes

In June 2016, Herc issued $610.0 million aggregate principal amount of 7.50% senior secured second priority notes due 2022 (the "2022 Notes") and $625.0 million aggregate principal amount of 7.75% senior secured second priority notes due 2024 (the "2024 Notes" and, together with the 2022 Notes, the "Notes"). Interest on the 2022 Notes accrues at the rate of 7.50% per annum and is payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2016. The 2022 Notes mature on June 1, 2022. Interest on the 2024 Notes accrues at the rate of 7.75% per annum and is payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2016. The 2024 Notes mature on June 1, 2024.

ABL Credit Facility

In connection with the Spin-Off on June 30, 2016, the Company, through its Herc subsidiary, entered into a new asset-based revolving credit agreement that provides for senior secured revolving loans up to a maximum aggregate principal amount of $1,750 million (subject to availability under a borrowing base), including revolving loans in an aggregate principal amount of $350 million available to Canadian borrowers and U.S. borrowers (the "ABL Credit Facility"). Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation. Extensions of credit under the ABL Credit Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible rental equipment, eligible service vehicles, eligible spare parts and merchandise, eligible accounts receivable, and eligible unbilled accounts subject to certain reserves and other adjustments. Subject to the satisfaction of certain conditions and limitations, the ABL Credit Facility allows for the addition of incremental revolving and/or term loan commitments. In addition, the ABL Credit Facility permits Herc to increase the amount of commitments under the ABL Credit Facility with the consent of each lender providing an additional commitment, subject to satisfaction of certain conditions. The ABL Credit Facility matures on June 30, 2021.

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

Predecessor ABL Facility

In March 2011, Herc and THC, as co-borrowers, and certain of their subsidiaries entered into a credit agreement on a revolving basis under an asset-based revolving credit facility (the "Predecessor ABL Facility"). Concurrent with the Spin-Off on June 30, 2016, the Predecessor ABL Facility was terminated. All amounts, including unpaid interest, were paid in full at the time of termination.

Covenants

Notes

The indenture governing the Notes contains covenants that, among other things, limit the ability of Herc to incur additional indebtedness, guarantee indebtedness or issue certain preferred shares; pay dividends on, redeem or repurchase stock or make other distributions in respect of its capital stock; repurchase, prepay or redeem subordinated indebtedness; make loans and investments; create liens; transfer or sell assets; consolidate, merge or sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

ABL Credit Facility

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

Failure to maintain certain levels of liquidity will subject the Herc credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of September 30, 2016, the Company was not subject to the fixed charge coverage ratio test.

Covenants in the ABL Credit Facility restrict payment of cash dividends to any parent of Herc, including Herc Holdings, except in an aggregate amount, taken together with certain investments, acquisitions and optional prepayments, not to exceed $200 million. Herc may also pay additional cash dividends under the ABL Credit Facility under certain circumstances.

The ABL Credit Facility also contains certain affirmative covenants, including financial and other reporting requirements.

Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company under the ABL Credit Facility as of September 30, 2016 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$875.1	$875.1

As of September 30, 2016, the ABL Credit Facility had $227.1 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Letters of Credit

As of September 30, 2016, $22.9 million of standby letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon.

Note 5—Employee Retirement Benefits

In July 2016, the Company established the Herc Holdings Retirement Plan (the "Plan"). All assets and liabilities of The Hertz Corporation Account Balance Defined Benefit Pension Plan attributable to current and former employees of the equipment rental business were transferred to the Plan following the Spin-Off based on a preliminary allocation that is expected to be finalized before the end of the first quarter 2017. Additionally, pursuant to various collective bargaining agreements, certain union-represented employees participate in multiemployer pension plans.
The following table sets forth the net periodic pension expense (in millions):

	Net Periodic Pension Costs (Benefits)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Components of Net Periodic Pension Benefit:
Service cost	$—	$0.1	$—	$0.1
Interest cost	1.3	1.4	4.4	4.2
Expected return on plan assets	(1.9)	(2.2)	(5.9)	(6.6)
Net amortizations	0.5	0.1	1.4	0.3
Settlement loss	—	—	—	0.2
Net periodic pension benefit	$(0.1)	$(0.6)	$(0.1)	$(1.8)

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 6—Stock-Based Compensation

During the three months ended September 30, 2016, under the Herc Holdings Inc. 2008 Omnibus Incentive Plan (the "Omnibus Plan"), the Company granted 425,322 non-qualified stock options to certain employees at a weighted average grant date fair value of $14.25 as determined using the Black-Scholes option-pricing model. There were also 206,675 restricted stock units granted at a weighted average grant date fair value of $33.19 to certain directors and employees. The stock options vest 25% per year over four years and the restricted stock units vest 100% at the end of three years.

A summary of the total compensation expense and associated income tax benefits recognized under the plan are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Compensation expense	$1.1	$1.4	$3.8	$2.3
Income tax benefit	(0.4)	(0.5)	(1.5)	(0.9)
Total	$0.7	$0.9	$2.3	$1.4

Stock-based compensation expense includes expense attributable to the Company based on the terms of the awards previously granted under the Omnibus Plan to the Company's employees. Additionally, until the Spin-Off on June 30, 2016, stock-based compensation expense included an allocation of THC's corporate and shared functional employee expenses. The allocated stock-based compensation expenses from THC were $2.0 million for the nine months ended September 30, 2016, and $1.3 million and $1.6 million for the three and nine months ended September 30, 2015, respectively, on a pre-tax basis. There was no allocation during the three months ended September 30, 2016. Accordingly, the amounts presented prior to the Spin-Off are not necessarily indicative of future awards and do not necessarily reflect the results that the Company would have experienced as an independent, publicly-traded company for the periods presented.

As of September 30, 2016, there was $19.5 million of total unrecognized compensation cost related to non-vested stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") granted under the Omnibus Plan. The total unrecognized compensation cost is expected to be recognized over the remaining 2.4 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Note 7—Income Taxes

The effective tax rate for the three months ended September 30, 2016 and 2015 was 55.2% and 41.4%, respectively. The effective tax rate for the nine months ended September 30, 2016 and 2015 was 360.0% and 46.4%, respectively. The effective tax rate for the full fiscal year 2016 is expected to be approximately 118.0%. The effective tax rates for the nine months ended September 30, 2016 and the expected full fiscal year 2016 rate are primarily driven by lower operating income and $6.4 million of tax expense related to state taxes incurred as a result of the Spin-Off.

In connection with the Spin-Off, net operating loss carryforwards have been split between the Company and New Hertz pursuant to the Internal Revenue Code and regulations. While not expected to be significant, the split of net operating loss carryforwards may be further adjusted as income tax returns are finalized through 2017. As of September 30, 2016, the Company has $183.7 million of gross federal net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforward has been reduced by uncertain tax positions of $0.4 million.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 8—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the nine months ended September 30, 2016 and 2015 are presented in the tables below (in millions).

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(15.5)	$(119.9)	$(135.4)
Other comprehensive income (loss) before reclassification	(4.9)	23.3	18.4
Amounts reclassified from accumulated other comprehensive loss	0.9	—	0.9
Net current period other comprehensive income (loss)	(4.0)	23.3	19.3
Balance at September 30, 2016	$(19.5)	$(96.6)	$(116.1)

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(10.8)	$(21.5)	$(32.3)
Other comprehensive income (loss) before reclassification	0.1	(47.7)	(47.6)
Amounts reclassified from accumulated other comprehensive loss	0.3	—	0.3
Net current period other comprehensive income (loss)	0.4	(47.7)	(47.3)
Balance at September 30, 2015	$(10.4)	$(69.2)	$(79.6)

Amounts reclassified from accumulated other comprehensive income (loss) to net income (loss) were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension and other postretirement benefit plans	2016	2015	2016	2015	Statement of Operations Caption
Amortization of actuarial losses(a)	$0.5	$0.1	$1.4	$0.3	Selling, general and administrative
Settlement loss(a)	—	—	—	0.2	Selling, general and administrative
Total	0.5	0.1	1.4	0.5
Tax benefit	(0.2)	—	(0.5)	(0.2)	Income tax expense
Total reclassifications for the period	$0.3	$0.1	$0.9	$0.3
(a)     Included in the computation of net periodic pension costs (benefits). See Note 5, "Employee Retirement Benefits."

Note 9—Contingencies and Off-Balance Sheet Commitments

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

Governmental Investigations - In June 2014, the Company (in its previous form as the holding company of both the existing equipment rental operations as well as the rental car operations that have since been spun off into a separate company) was advised by the staff of the New York Regional Office of the Securities and Exchange Commission ("SEC") that it is investigating the events disclosed in certain of the Company’s filings with the SEC (under its former Hertz Global Holdings, Inc. name). In addition, in December 2014 a state securities regulator requested information, and starting in June 2016 the Company has had communications with the United States Attorney’s Office for the District of New Jersey, in each case regarding the same or similar events. The investigations and communications generally involve the restatements included in the Company’s 2014 Form 10-K and related accounting for prior periods. The Company has and intends to continue to cooperate with all governmental requests related to the foregoing. Due to the stage of the proceedings, the Company is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which could be material. Among other matters, the restatements included in the Company’s 2014 Form 10-K addressed a variety of accounting matters involving THC's former Brazil vehicle rental operations. The Company has identified certain activities by THC's former vehicle rental operations in Brazil that may raise issues under the Foreign Corrupt Practices Act and other federal and local laws. THC has self-reported these issues to appropriate government entities, and these issues continue to be investigated. At this time, the Company is unable to predict the outcome of these issues or estimate the range of reasonably possible losses, which could be material.

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

The Spin-Off

In connection with the Spin-Off, pursuant to the separation and distribution agreement (as discussed in Note 15, "Arrangements with New Hertz"), the Company has assumed the liability for, and control of, all pending and threatened legal matters related to its equipment rental business and related assets, as well as assumed or retained liabilities, and will indemnify New Hertz for any liability arising out of or resulting from such assumed legal matters.  The separation and distribution agreement also provides for certain liabilities to be shared by the parties.  The Company is responsible for a portion of these shared liabilities (typically 15%), as set forth in that agreement.  New Hertz is responsible for managing the settlement or other disposition of such shared liabilities. Pursuant to the tax matters agreement, the Company has agreed to indemnify New Hertz for any resulting taxes and related losses if the Company takes or fails to take any action (or permits any of its affiliates to take or fail to take any action) that causes the Spin-Off and related transactions to be taxable, or if there is an acquisition of the equity securities or assets of the Company or of any member of the Company’s group that causes the Spin-Off and related transactions to be taxable.
Environmental
The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. The probable expenses that the Company expects to incur for such matters have been accrued, and those expenses are reflected in the Company's condensed consolidated and combined financial statements. As of September 30, 2016 and December 31, 2015, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in the Company's condensed consolidated and combined balance sheets in "Accrued liabilities" were $0.2 million and $0.1 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which the Company ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as the Company's connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Note 10—Restructuring

As part of the Company's ongoing effort to reduce operating costs, the Company reduced headcount and closed certain branches in 2015 and 2016 in the U.S. and Canada resulting in severance costs as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

The Company incurred the following restructuring costs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
By Type:
Termination benefits	$0.1	$2.0	$1.9	$2.2
Facility closure and lease obligation costs	—	0.5	1.6	1.3
Total	$0.1	$2.5	$3.5	$3.5

The following table sets forth the activity affecting the restructuring accrual during the nine months ended September 30, 2016 (in millions). The Company expects to pay the remaining restructuring obligations relating to termination benefits over the next twelve months. The remainder of the restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

	Termination Benefits	Other	Total
Balance as of December 31, 2015	$1.2	$1.3	$2.5
Charges incurred	1.9	1.6	3.5
Cash payments	(2.9)	(1.9)	(4.8)
Other non-cash charges	(0.1)	—	(0.1)
Balance as of September 30, 2016	$0.1	$1.0	$1.1

Note 11—Financial Instruments

The Company established risk management policies and procedures, which seek to reduce the Company’s risk exposure to fluctuations in foreign currency exchange rates. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The Company monitors counterparty credit risk, including lenders, on a regular basis, but cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, in the event of default under the Company’s master derivative agreements, the non-defaulting party has the option to set-off any amounts owed with regard to open derivative positions.

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

	Fair Value of Financial Instruments
	Prepaid & Other Current Assets		Accrued Liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Foreign currency forward contracts	$—	$0.1	$1.2	$—

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

The following table summarizes the losses on derivative instruments for the periods indicated. All losses are recorded in "Selling, general and administrative" in the condensed consolidated and combined statements of operations (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign currency forward contracts	$(2.6)	$(0.2)	$(2.7)	$(6.5)

Note 12—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

Cash Equivalents and Investments

At December 31, 2015, the Company had cash equivalents of $13.5 million. The cash equivalents primarily consisted of money market accounts which were classified as Level 1 assets which the Company measured at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at September 30, 2016.

Financial Instruments

The fair value of the Company's financial instruments as of September 30, 2016 and December 31, 2015 are shown in Note 11, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	September 30, 2016		December 31, 2015
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Debt	$2,161.4	$2,206.2	$63.5	$63.5

Note 13—Earnings (Loss) Per Share

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss), basic and diluted	$3.0	$20.8	$(6.5)	$33.1
Denominator:
Basic weighted average common shares	28.3	30.3	28.3	30.5
Stock options, RSUs and PSUs(a)	—	—	—	—
Weighted average shares used to calculate diluted earnings per share	28.3	30.3	28.3	30.5
Earnings (loss) per share:
Basic	$0.11	$0.69	$(0.23)	$1.09
Diluted	$0.11	$0.69	$(0.23)	$1.09
Antidilutive stock options, RSUs and PSUs(a)	0.3	0.1	0.2	—

(a)
The dilutive impact of stock options, RSUs and PSUs for the three months ended September 30, 2016 and the three and nine months ended September 30, 2015 and antidilutive impact for the nine months ended September 30, 2015 round to zero for each period.

Note 14—Related Party Transactions

Transactions between the Company and THC and its affiliates prior to the Spin-Off are herein referred to as “related party” or “affiliated” transactions for the periods presented. Effective with the Spin-Off on June 30, 2016, all transactions with THC and its affiliates were settled and paid in full. Effective upon the Spin-Off, the Company entered into a Transition Services Agreement ("TSA") with New Hertz. See Note 15, "Arrangements with New Hertz" for further information.

Corporate Allocations

Prior to the Spin-Off, THC provided services to and funded certain expenses for the Company that were recorded at the THC level. As discussed in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements," the financial information in these condensed consolidated and combined financial statements includes direct costs of the Company incurred by THC on the Company’s behalf and an allocation of general corporate expenses of THC which were not historically allocated to the Company for certain support functions that were provided on a centralized basis within THC and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others, and that would have been incurred had the Company been a separate, stand-alone entity.

Costs incurred and allocated by THC were included in the condensed consolidated and combined statements of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct operating	$—	$(0.8)	$0.6	$(0.1)
Selling, general and administrative	—	9.0	18.0	27.4
Total allocated expenses	$—	$8.2	$18.6	$27.3
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

Note 15—Arrangements with New Hertz

In connection with the Spin-Off, the Company entered into a separation and distribution agreement (the “Separation Agreement”) with New Hertz. In connection therewith, the Company also entered into various other ancillary agreements with New Hertz to

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
Unaudited

effect the Spin-Off and provide a framework for its relationship with New Hertz. The following summarizes some of the most significant agreements and relationships that Herc Holdings will continue to have with New Hertz.

Separation and Distribution Agreement

The Separation Agreement sets forth the Company's agreements with New Hertz regarding the principal actions to be taken in connection with the Spin-Off. It also sets forth other agreements that govern aspects of the Company's relationship with New Hertz following the Spin-Off regarding (i) the internal reorganization and related financing transactions that took place prior to the Spin-Off; (ii) the manner in which legal matters and claims are allocated and certain liabilities are shared between the Company and New Hertz; and (iii) other matters including transfers of assets and liabilities, treatment or termination of intercompany arrangements, releases of certain claims between the parties and their affiliates, successors and assigns, (iv) contains mutual indemnification clauses and (v) allocates Spin-Off expenses between the parties.

Transition Services Agreement

The Company entered into a transition services agreement (the “Transition Services Agreement”) pursuant to which New Hertz or its affiliates will provide specified services to the Company on a transitional basis to help ensure an orderly transition following the Spin-Off, although New Hertz may request certain transition services to be performed by the Company. The Transition Services Agreement generally provides for a term of up to two years following the Spin-Off, though the recipient of the services may elect to terminate a service at any time upon advance written notice.

Tax Matters Agreement

The Company entered into a tax matters agreement (the “Tax Matters Agreement”) with New Hertz that governs the parties' rights, responsibilities and obligations after the Spin-Off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns.

Employee Matters Agreement

The Company and New Hertz entered into an employee matters agreement (the “Employee Matters Agreement”) to allocate liabilities and responsibilities relating to employment matters, employee compensation, benefit plans and programs and other related matters. The Employee Matters Agreement governs New Hertz and the Company's obligations with respect to such matters for current and former employees of the vehicle rental business and the equipment rental business.

Intellectual Property Agreement

The Company and New Hertz entered into an intellectual property agreement (the “Intellectual Property Agreement”) that provides for ownership, licensing and other arrangements regarding the trademarks and related intellectual property that New Hertz and the Company use in conducting their businesses. The Intellectual Property Agreement allocates ownership between New Hertz and the Company of all trademarks, domain names and certain copyrights that Hertz Holdings or its subsidiaries owned immediately prior to the distribution date.

Real Estate Arrangements

The Company and New Hertz entered into certain real estate lease agreements pursuant to which the Company will lease certain office and shared rental facilities space from New Hertz. Rent payments will generally be negotiated based on comparable fair market rental rates and adjusted each year of the lease to reflect increases or decreases in operating and maintenance expenses and other factors. New Hertz may generally terminate the leases in the event of a material uncured default by the Company.

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

In this MD&A we refer to EBITDA and Adjusted EBITDA which are financial measures that are not calculated in accordance with U.S. GAAP ("Non-GAAP"). EBITDA and Adjusted EBITDA are important to management because they allow management to assess the operational performance of our business, exclusive of certain items. Management believes that it is important to investors for the same reasons and because it allows them to assess our operational performance on the same basis that management uses internally. In addition, certain metrics in this MD&A exclude the impact of currency effects. Management calculates the impact of foreign currency by translating current period results at prior period foreign currency exchange rates.
Non-GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. The above Non-GAAP measure is defined and reconciled to the most comparable U.S. GAAP financial measure in the footnotes to the Selected Operating Data table of this MD&A.

THE SPIN-OFF

On June 30, 2016, the Company, under its former Hertz Global Holdings, Inc. name (in its form prior to the Spin-Off, "Hertz Holdings"), completed a spin-off (the “Spin-Off”) of its global vehicle rental business through a dividend to stockholders of all of the issued and outstanding common stock of Hertz Rental Car Holding Company, Inc., which was re-named Hertz Global Holdings, Inc. (“New Hertz”) in connection with the Spin-Off. New Hertz is now an independent public company and trades on the New York Stock Exchange under the symbol “HTZ.” The Company changed its name to Herc Holdings Inc. on June 30, 2016 and trades on the New York Stock Exchange under the symbol “HRI.” Following the Spin-Off, the Company continues to operate its global equipment rental business through its operating subsidiaries, including Herc Rentals Inc. (“Herc”).

Despite the fact that New Hertz was spun off from the Company in the Spin-Off and was the legal spinnee in the transaction, for accounting purposes, due to the relative significance of New Hertz to the Company, New Hertz is considered the spinnor or divesting entity and the Company is considered the spinnee or divested entity. As a result, despite the legal form of the transaction, New Hertz is the “accounting successor” to the Company. As such, the historical financial information of the Company, including certain information presented in this Report, reflects the financial information of the equipment rental business of the Company as historically operated as part of Hertz Holdings, as if the Company was a stand-alone company for all periods presented. The historical financial information of the Company presented in the following MD&A prior to the Spin-Off is not necessarily indicative of what the Company's financial position or results of operations actually would have been had it operated as a separate, independent company for the periods presented.

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

•	Cost of sales of revenue earning equipment, new equipment, parts and supplies;

•	Depreciation expense and re-rent expense relating to revenue earning equipment;

•	Selling, general and administrative expenses; and

•	Interest expense.

Seasonality

Our equipment rental operation is a seasonal business, with demand for our rental equipment tending to be lower in the winter months. We have the ability to manage fleet capacity, the most significant portion of our cost structure, to meet market demand. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. A number of our other major operating costs vary directly with revenues or transaction volumes; however, certain operating expenses, including rent, insurance and administrative overhead, remain fixed and cannot be adjusted for seasonal demand. Seasonal changes in our revenues do not significantly alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher, and lower profitability in periods when our revenues are lower. Our equipment rental business, especially in the construction industry, has historically experienced decreased levels of business from December until late spring and heightened activity during our third and fourth quarters until December. Additionally, in an effort to reduce the impacts of seasonality, we are focused on expanding our customer base through specialty products that serve different industries with less seasonality and complement other business cycles.

2016 Operating Highlights

Highlights of our business and financial performance in 2016 and key factors influencing our results include:

•
Equipment rental revenues declined $56.5 million, or 5.4%, during the nine months ended September 30, 2016 as compared to the nine months of 2015 primarily due to the absence of revenue from our operations in France and Spain that were divested in October 2015, which accounted for $53.1 million of revenue in the nine months of 2015, and continued weakness in the upstream oil and gas markets; however, equipment rental revenues increased in key markets, defined as markets we currently serve outside of upstream oil and gas, by 8.9% in the nine months of 2016 as compared to the same period in 2015;

•	Net capital expenditures for revenue earning equipment decreased from $421.9 million during the nine months ended September 30, 2015 to $360.4 million in the same period of 2016;

•	Costs associated with the Spin-Off were approximately $37.7 million during the nine months ended September 30, 2016, as compared to $19.7 million during the same period of 2015; and

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	We completed two significant financing activities:

◦
Issued $610.0 million aggregate principal amount of 7.50% senior secured second priority notes due 2022 (the “2022 Notes”) and $625.0 million aggregate principal amount of 7.75% senior secured second priority notes due 2024 (the “2024 Notes” and, together with the 2022 Notes, the “Notes”); and

◦	Closed on a new asset-based revolving credit agreement (the "ABL Credit Facility") that provides for senior secured revolving loans up to a maximum aggregate principal amount of $1,750 million.

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Equipment rentals	$360.3	$373.2	$(12.9)	(3.5)%	$996.0	$1,052.5	$(56.5)	(5.4)%
Sales of revenue earning equipment	24.9	30.4	(5.5)	(18.1)	94.0	124.5	(30.5)	(24.5)
Sales of new equipment, parts and supplies	15.7	25.3	(9.6)	(37.9)	50.9	68.2	(17.3)	(25.4)
Service and other revenues	2.7	2.9	(0.2)	(6.9)	8.7	10.6	(1.9)	(17.9)
Total revenues	403.6	431.8	(28.2)	(6.5)	1,149.6	1,255.8	(106.2)	(8.5)
Direct operating	169.6	185.7	(16.1)	(8.7)	487.3	538.2	(50.9)	(9.5)
Depreciation of revenue earning equipment	89.1	87.9	1.2	1.4	255.1	257.6	(2.5)	(1.0)
Cost of sales of revenue earning equipment	27.5	28.7	(1.2)	(4.2)	111.6	110.4	1.2	1.1
Cost of sales of new equipment, parts and supplies	12.1	20.6	(8.5)	(41.3)	39.2	54.3	(15.1)	(27.8)
Selling, general and administrative	67.0	62.8	4.2	6.7	200.5	206.0	(5.5)	(2.7)
Restructuring	0.1	2.5	(2.4)	(96.0)	3.5	3.5	—	—
Interest expense, net	32.3	9.3	23.0	NM	52.1	27.8	24.3	87.4
Other (income) expense, net	(0.8)	(1.2)	0.4	(33.3)	(2.2)	(3.8)	1.6	(42.1)
Income (loss) before income taxes	6.7	35.5	(28.8)	(81.1)	2.5	61.8	(59.3)	(96.0)
Income tax benefit (expense)	(3.7)	(14.7)	11.0	(74.8)	(9.0)	(28.7)	19.7	(68.6)
Net income (loss)	$3.0	$20.8	$(17.8)	(85.6)	$(6.5)	$33.1	$(39.6)	(119.6)

NM - Not Meaningful

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Equipment rental revenues decreased $12.9 million, or 3.5%, when compared with the prior-year period. The decrease was attributable to the absence of revenue from our operations in France and Spain that were divested in October 2015, which had accounted for $17.6 million of equipment rental revenue during the three months ended September 30, 2015, the $0.3 million negative impact of foreign currency translation and continuing weakness in upstream oil and gas markets. These declines were offset by an increase in key market equipment rental revenue of 7.2% in the third quarter of 2016 as compared to 2015, pricing for the third quarter which increased by 0.5% as compared to 2015 and an increase in the average equipment on rent in the third quarter of 2016 compared with the prior-year period.

Revenue in upstream oil and gas markets represented 15.5% of equipment rental revenue in the third quarter of 2016, excluding currency effects. Upstream oil and gas market revenue was down 21.8% as compared to the third quarter of 2015, as major oil producers reduced spending.

Sales of revenue earning equipment declined $5.5 million, or 18.1%, during the three months ended September 30, 2016 as compared to 2015. During the third quarter of 2016, the level of revenue earning equipment to be sold decreased as a part of our

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

equipment rotation based on an average useful life of approximately seven years, reflecting a decrease in capital expenditures during 2008 and 2009. The corresponding cost of sales of revenue earning equipment was 110.4% in 2016 compared to 94.4% in 2015. The loss on sale of revenue earning equipment in the third quarter of 2016 was primarily due to additional sales through the auction channel of equipment used in the upstream oil and gas markets and equipment manufactured by certain suppliers as we reduce the number of brands of equipment we carry in our fleet.

Sales of new equipment, parts and supplies decreased $9.6 million, or 37.9% when compared with the prior-year period. This decrease is due to changes in new equipment sales programs on low margin equipment, including the elimination of certain equipment dealerships. The cost of sales of new equipment, parts and supplies as a percentage of the related revenue was 77.1% for 2016 compared to 81.4% for 2015. The decrease was due to the mix of the new equipment sold.

Direct operating expenses decreased $16.1 million, or 8.7% in the third quarter of 2016 when compared to the third quarter of 2015 primarily due to the following:

•
Fleet and related expenses decreased $7.5 million primarily as a result of lower vehicle operating costs of $3.8 million driven by lower freight costs due to reduced deliveries in the upstream oil and gas markets. Additionally, delivery expenses were lower by $2.7 million primarily due to the sale of our operations in France and Spain.

•
Personnel-related expenses increased $4.3 million as a result of an increase in salary and benefits expense of $9.2 million primarily associated with a reinvestment in branch management to drive operational improvements, offset by a decrease in salary and benefits expense of $4.9 million due to the sale of our operations in France and Spain.

•	Other direct operating costs decreased $12.9 million primarily due to lower amortization of $8.1 million due to customer list intangibles that became fully amortized at December 31, 2015.

Depreciation of revenue earning equipment increased $1.2 million, or 1.4%, in the third quarter of 2016 when compared with 2015. The increase was due to a larger fleet size in the third quarter of 2016 as compared to 2015 and an increase of $2.0 million due to the reduction in residual values and the planned holding period of certain classes of equipment. The increase was partially offset by the related effects of the sale of our operations in France and Spain which accounted for $3.9 million of expense during the third quarter of 2015.

Selling, general and administrative expenses increased $4.2 million, or 6.7%, from the prior year. The increase was primarily due to higher professional fees, information technology and other costs of $9.5 million, mostly related to the Spin-Off. The increase was partially offset by a decrease in bad debt expense of $3.3 million due to improved collection efforts specifically on aged balances and by the sale of our operations in France and Spain, which accounted for $2.9 million in expense during the third quarter of 2015.

Interest expense, net increased $23.0 million from the prior year due to interest incurred on the Notes issued in June 2016 and borrowings under the new ABL Credit Facility.

The effective tax rate for the three months ended September 30, 2016 and 2015 was 55.2% and 41.4%, respectively. The effective tax rate for the three months ended September 30, 2016 was primarily driven by certain nondeductible charges within the quarter.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Equipment rental revenues decreased $56.5 million, or 5.4%, when compared with the prior-year period. The decrease was driven by the absence of revenue from our operations in France and Spain that were divested in October 2015, which had accounted for $53.1 million of revenue during the nine months ended September 30, 2015, the $6.2 million negative impact of foreign currency translation and continuing weakness in upstream oil and gas markets. These declines were offset by an increase in key market equipment rental revenue of 8.9% in 2016 as compared to the same period in 2015, pricing for the nine months ended September 30, 2016 which increased by 0.2% as compared to 2015 and an increase in the average equipment on rent in the nine months ended September 30, 2016 compared with the prior-year period.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue in upstream oil and gas markets represented 17.0% of equipment rental revenue in 2016, excluding currency effects. Upstream oil and gas market revenue was down 27.6% as compared to 2015, as major oil producers reduced spending.

Sales of revenue earning equipment declined $30.5 million, or 24.5%, during the nine months ended September 30, 2016 as compared to the same period in 2015. During the nine months ended September 30, 2016, the level of revenue earning equipment to be sold decreased as a part of our equipment rotation based on an average useful life of approximately seven years, reflecting a decrease in capital expenditures during 2008 and 2009. Additionally, during the nine months ended September 30, 2015, there was higher sales activity due to management's initiative that began in the fourth quarter of 2014 to reduce the fleet size in certain markets in accordance with projected customer demand and the declining demand in the upstream oil and gas industry, and also to reduce the fleet unavailable for rent. The corresponding cost of sales of revenue earning equipment was 118.7% in the nine month period of 2016 compared to 88.7% in the same period of 2015. The loss on sale of revenue earning equipment in 2016 was primarily due to the additional sales through the auction channel of equipment used in the upstream oil and gas markets and equipment manufactured by certain suppliers as we reduce the number of brands of equipment we carry in our fleet.

Sales of new equipment, parts and supplies decreased $17.3 million, or 25.4%. This decrease is due to a decline in the volume of sales during 2016 partially due to the decline in spending from our oil and gas customers. Additionally, management has implemented changes in new equipment sales programs on low margin equipment, including the elimination of certain equipment dealerships. The cost of sales of new equipment, parts and supplies as a percent of the revenue was 77.0% for 2016 compared to 79.6% for 2015. The slight decrease was due to the mix of the new equipment sold.

Direct operating expenses decreased $50.9 million, or 9.5% in the nine months ended September 30, 2016 when compared to the same period in 2015 primarily due to the following:

•
Fleet and related expenses decreased $20.9 million primarily as a result of lower vehicle operating costs of $9.1 million driven by lower freight costs due to reduced deliveries in the upstream oil and gas markets. Delivery expenses were lower by $6.8 million primarily due to the sale of our operations in France and Spain. Additionally, maintenance expense decreased by $3.1 million as more maintenance was performed by internal mechanics.

•
Personnel related expenses increased $2.8 million as a result of an increase in salary and benefits expense of $17.6 million primarily associated with a reinvestment in branch management to drive operational improvements, which was offset by a decrease in salary and benefits expense of $14.7 million due to the sale of our operations in France and Spain.

•
Other direct operating costs decreased $32.8 million primarily due to lower amortization of $22.6 million due to customer list intangibles that became fully amortized at December 31, 2015, and a decrease in field systems expense of $2.0 million due to lower systems maintenance costs during 2016.

Depreciation of revenue earning equipment decreased $2.5 million, or 1.0%, in the nine months ended September 30, 2016 when compared with 2015. The decrease was primarily driven by the related effects of the sale of our operations in France and Spain of $11.9 million. This decrease was offset by increased depreciation due a larger fleet size in our remaining business as compared to the nine months ended September 30, 2015 and an increase of $2.0 million due to the reduction in residual values and the planned holding period of certain classes of equipment.

Selling, general and administrative expenses decreased $5.5 million, or 2.7%, from the prior year. The decrease was primarily driven by the sale of our operations in France and Spain, which accounted for $9.4 million in expense during the nine months ended September 30, 2015, a decrease in bad debt expense of $5.3 million during the nine months ended September 30, 2016 due to improved collection efforts specifically on aged balances and a reduction of $5.0 million of cost incurred associated with the separation of a senior executive during the nine months ended September 30, 2015. These decreases were partially offset by higher professional fees, information technology and other costs of $13.2 million, mostly related to the Spin-Off.

Interest expense, net increased $24.3 million, or 87.4%, from the prior year. The increase is due to interest incurred on the Notes that were issued in June 2016 and borrowings under the new ABL Credit Agreement, partially offset by a decrease in interest on the Predecessor ABL Facility which had lower outstanding balances during the nine months ended September 30, 2016 compared to 2015.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The effective tax rate for the nine months ended September 30, 2016 and 2015 was 360.0% and 46.4%, respectively. The effective tax rate for the nine months ended September 30, 2016 was primarily driven by $6.4 million of tax expense related to state taxes incurred as a result of the Spin-Off. The effective tax rate for the full fiscal year 2016 is expected to be approximately 118.0%.

SELECTED OPERATING DATA

The following table sets forth certain of our selected equipment rental and other operating data for each of the periods indicated (in millions, except where indicated otherwise):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Adjusted EBITDA (a)	$152.1	$160.1	$390.5	$436.8
Dollar utilization (b)	35.4%	36.0%	33.8%	35.0%

(a)
EBITDA represents the sum of net income (loss), provision for income taxes, interest expense, net, depreciation of revenue earning equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of merger and acquisition related costs, restructuring and restructuring related charges, Spin-Off costs, non-cash stock-based compensation charges, loss on extinguishment of debt, and impairment charges. Management uses these measures internally when evaluating our operating performance and period-over-period performance of our core business without regard to potential distortions. However, EBITDA and Adjusted EBITDA do not purport to be alternatives to net earnings as an indicator of operating performance. Additionally, neither measure purports to be an alternative to cash flows from operating activities as a measure of liquidity, as they do not consider certain cash requirements such as interest payments and tax payments. The reconciliation of EBITDA and Adjusted EBITDA to net income (loss) is presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$3.0	$20.8	$(6.5)	$33.1
Provision for income taxes	3.7	14.7	9.0	28.7
Interest expense, net	32.3	9.3	52.1	27.8
Depreciation of revenue earning equipment	89.1	87.9	255.1	257.6
Non-rental depreciation and amortization	11.8	20.2	32.9	58.1
EBITDA	139.9	152.9	342.6	405.3
Restructuring charges	0.1	2.5	3.5	3.5
Restructuring related charges (1)	0.2	(0.1)	2.9	6.6
Spin-Off costs	10.8	4.0	37.7	19.7
Non-cash stock-based compensation charges	1.1	1.4	3.8	2.3
Other	—	(0.6)	—	(0.6)
Adjusted EBITDA	$152.1	$160.1	$390.5	$436.8
(1) Represents incremental costs incurred directly supporting restructuring initiatives.

(b)
Dollar utilization is an operating measure that is important to management and investors because it is the measurement of the proportion of our revenue earning equipment that is being used to generate revenues relative to the total amount of available equipment fleet capacity. It is derived from equipment rental revenue divided by the original cost of the equipment including additional capitalized refurbishment costs (with the basis of refurbished assets reset at the refurbishment date).

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations and servicing of debt. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment, borrowings under our debt arrangements and access to the credit markets. As of September 30, 2016, we had approximately $2.2 billion of total nominal indebtedness outstanding. We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our liquidity as of September 30, 2016 consisted of cash and cash equivalents and unused commitments under our ABL Credit Facility. See "Borrowing Capacity and Availability" below. Our practice is to maintain sufficient liquidity through cash from operations and our ABL Credit Facility, so that our operations are unaffected by adverse financial market conditions. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility, will be adequate to permit us to meet our obligations over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations.

Our domestic and international operations are funded by cash from operating activities and by financing arrangements maintained in North America. In June 2016, we entered into the ABL Credit Facility to be used for the Spin-Off and general corporate purposes and issued the Notes in connection with the Spin-Off.

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

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Nine Months Ended September 30,
	2016	2015	$ Change
Cash provided by (used in):
Operating activities	$370.9	$377.0	$(6.1)
Investing activities	(240.5)	(464.0)	223.5
Financing activities	(94.6)	74.7	(169.3)
Effect of exchange rate changes	0.4	(3.0)	3.4
Net change in cash and cash equivalents	$36.2	$(15.3)	$51.5

Operating Activities

During the nine months ended September 30, 2016, we generated $6.1 million less cash from operating activities compared with the same period in 2015. The decrease was primarily related to lower operating income, partially offset by the timing of payments of liabilities and collections of accounts receivable during 2016 as compared to 2015.

Investing Activities

Cash used in investing activities decreased $223.5 million for the nine months ended September 30, 2016 as compared to 2015. Our primary use of cash in investing activities is for the acquisition of revenue earning equipment and property and equipment expenditures which significantly decreased during 2016 as compared to 2015. We renew our equipment and also manage our total rental equipment in line with customer demand. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities
Cash used in financing activities increased $169.3 million for the nine months ended September 30, 2016 compared to the same period in 2015. Cash used in financing activities primarily represents our changes in debt and financing activities with Hertz Holdings, which primarily funded our operations prior to the Spin-Off. Cash provided by financing activities in 2016 included the issuance of $1.2 billion in long-term debt and the net draw down of $852.0 million on our new ABL Credit Facility. Cash used in

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

financing activities in 2016 included financing and transfer activities with Hertz Holdings, including the Spin-Off, totaling $2.1 billion and the payment of $41.5 million in debt issuance costs. In 2015, net cash flows of $438.3 million provided by our financing and transfer activities with Hertz Holdings and affiliates were offset by net payments of $90.8 million on our old revolving credit facility and our $261.7 million purchase of treasury stock. For details of our new debt arrangements, see Note 4, "Debt" to the Notes to our condensed consolidated and combined financial statements included in this Report.

Other Sources of Liquidity

During the nine months ended September 30, 2016 we completed the following financing activities:

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

•
In connection with the Spin-Off on June 30, 2016, we entered into the ABL Credit Facility that provides for senior secured revolving loans up to a maximum aggregate principal amount of $1,750 million (subject to availability under a borrowing base), including revolving loans in an aggregate principal amount of $350 million available to Canadian borrowers and U.S. borrowers. Proceeds of loans under the ABL Credit Facility were used for the Spin-Off and related fees and expenses and will be used for working capital, capital expenditures, business requirements and general corporate purposes. Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation.

•	Concurrent with the Spin-Off on June 30, 2016, our Predecessor ABL Facility was terminated. All amounts, including unpaid interest, were repaid at the time of termination.

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

Substantially all of the assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our ABL Credit Facility and the Notes. None of such assets are available to satisfy the claims of our general creditors. See Note 6, "Debt" to the Notes to our condensed consolidated and combined financial statements included in Part I Item 1 "Financial Statements" included in our Quarterly Report on Form 10-Q for the period ended June 30, 2016 for more information.

As of September 30, 2016, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$875.1	$875.1

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

As of September 30, 2016, the ABL Credit Facility had $227.1 million available under the letter of credit facility sublimit, subject to borrowing base restrictions. As of September 30, 2016, $22.9 million of stand by letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon.

Covenants

Our ABL Credit Facility and our Notes contain a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of our business, make capital expenditures, or engage in certain transactions with certain affiliates.

Under the terms of our ABL Credit Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. We are in compliance with our covenants as of September 30, 2016.

At September 30, 2016, Herc Holdings' balance sheet was substantially identical to that of Herc Rentals, with the exception of the components of shareholders equity. For the three and nine months ended September 30, 2016, the statements of operations of Herc Holdings and Herc Rentals were substantially identical, except for approximately $3.8 million of interest expense with Hertz Holdings that is included in Herc Holdings' statements of operations for the nine months ended September 30, 2016, but is not included in Herc Rentals' statements of operations.

For further information on the terms of our Notes and ABL Credit Facility, see Note 4, "Debt" to the Notes to our condensed consolidated and combined financial statements included in this Report. For a discussion of the risks associated with our significant indebtedness, see "Part II Item 1A—Risk Factors" contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2016.

Capital Expenditures
Our capital expenditures relate largely to purchases of revenue earning equipment, with the remaining portion representing purchases of other property and equipment. The table below sets forth the capital expenditures related to our revenue earning equipment and related disposals for the periods noted (in millions).

	Nine Months Ended September 30,
	2016	2015
Expenditures:
Revenue earning equipment expenditures (cash flow basis)	$325.7	$537.8
Purchases of revenue earning equipment in accounts payable	119.1	1.2
Total revenue earning equipment expenditures	444.8	539.0

Disposals:
Disposals of revenue earning equipment (cash flow basis)	(99.0)	(126.8)
Net reduction of accounts receivable balances during the period	14.6	9.7
Revenue earning equipment disposals	(84.4)	(117.1)
Net revenue earning equipment expenditures	$360.4	$421.9
Net capital expenditures for revenue earning equipment decreased $61.5 million during the nine months ended September 30, 2016 compared to the same period in 2015. During the 2015 period, we purchased more revenue earning equipment as part of our strategy to refresh the fleet and invest in higher quality equipment; however, we also sold more equipment in certain markets in order to reduce fleet in those markets impacted by the decline in the oil and gas industry.
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

CONTRACTUAL OBLIGATIONS

As of September 30, 2016, there have been no material changes outside of the ordinary course of business to our known contractual obligations as set forth in the Contractual Obligations table included in Part I Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Quarterly Report on Form 10-Q for the period ended June 30, 2016. The Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 was the Company's first periodic report made post-Spin-Off as a stand-alone public company comprised of only the equipment rental business.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

There have been no material changes to our indemnification obligations as disclosed in Note 11, “Contingencies and Off-Balance Sheet Commitments” in our Quarterly Report on Form 10-Q for the period ended June 30, 2016. The Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 was the Company's first periodic report made post-Spin-Off as a stand-alone public company comprised of only the equipment rental business.

The information concerning the ongoing securities litigation, governmental investigations and other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 9, "Contingencies and Off-Balance Sheet Commitments" to our unaudited condensed consolidated and combined financial statements included in this Report is incorporated herein by reference.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 (the “Second Quarter Form 10-Q”) in Part II under Item 1A “Risk Factors,” including:

•
Risks related to the Spin-Off and our separation from New Hertz, such as: we have limited operating history as a stand-alone public company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company for periods prior to July 1, 2016 and may not be a reliable indicator of our future results; we continue to incur significant charges in connection with the Spin-Off as well as

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

incremental costs as a stand-alone public company; the loss of the Hertz brand and reputation could adversely affect our ability to attract and retain customers; we may experience increased costs resulting from a decrease in purchasing power; the liabilities we have assumed in connection with the Spin-Off could have a material adverse effect on our business, financial condition and results of operations; we may not achieve some or all of the expected benefits of the Spin-Off and our assets and resources may not be sufficient for us to operate as a stand-alone company; if there is a determination that any portion of the Spin-Off transaction is taxable for U.S. federal income tax purposes then we and our stockholders could incur significant tax liabilities, and we could also incur indemnification liability if we are determined to have caused the Spin-Off to become taxable; our ability to engage in financings, acquisitions and other strategic transactions using equity securities is limited due to the tax treatment of the Spin-Off; if New Hertz fails to pay its tax liabilities under the tax matters agreement, we could incur significant tax liability; the Spin-Off may be challenged by creditors as a fraudulent transfer or conveyance; and if the Spin-Off is not a legal dividend, it could be held invalid by a court and have a material adverse effect on our business, financial condition and results of operations;

•
Risks related to the restatement of financial statements previously issued by Hertz Holdings and material weaknesses in our internal controls over financial reporting, including that: we continue to expend significant costs and devote management time and attention and other resources to matters related to the restatement; the restatement could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows; we have identified material weaknesses in our internal control over financial reporting that may adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in us and, as a result, the value of our common stock, and we may identify additional material weaknesses and significant deficiencies as we continue to assess our processes and controls as a stand-alone company in the equipment rental business with lower thresholds of materiality; and the restatement has resulted in government investigations, books and records demands, and private litigation and could result in government enforcement actions and private litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows;

•	Business risks could have a material adverse effect on our business, results of operations, financial condition and/or liquidity, including:

◦
the cyclicality of our business, a slowdown in economic conditions or adverse changes in the economic factors specific to the industries in which we operate, such as recent declines in oil prices further negatively impacting the upstream oil and gas industry and extending to other markets we service;

◦
the dependence of our business on the levels of capital investment and maintenance expenditures by our customers, which in turn are affected by numerous factors, including the state of domestic and global economies, global energy demand, the cyclical nature of their markets, their liquidity and the condition of global credit and capital markets;

◦	intense competition in the industry, including from our own suppliers, that may lead to downward pricing;

◦	any occurrence that disrupts rental activity during our peak periods given the seasonality of the business, especially in the construction industry;

◦	doing business in foreign countries exposes us to additional risks such as those under anticorruption, competition, economic sanctions and anti-boycott regulations;

◦	an impairment of our goodwill or our indefinite lived intangible assets could have a material non-cash adverse impact;

◦
our success as an independent company will depend on our new senior management team, the ability of other new employees to learn their new roles and our ability to attract key personnel and to retain key members of our senior management team and other key personnel;

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

◦	some or all of our deferred tax assets could expire if we experience an “ownership change” as defined in the Internal Revenue Code;

◦	we may experience fluctuations in our tax obligations and effective tax rate;

◦
changes in the legal and regulatory environment including with respect to taxes, consumer rights, privacy, data security and employment matters could disrupt our business and increase our expenses; and

◦
other operational risks such as: any decline in our relations with our key national or industrial account customers or the amount of equipment they rent from us; any inability to accurately estimate future levels of rental activity and adjust the size and mix of our fleet accordingly; any inability to purchase adequate supplies of competitively priced equipment or to collect on amounts owed by customers; our equipment rental fleet is subject to residual value risk upon disposition; we may not be successful implementing our strategy of further reducing operating costs and our cost reduction initiatives may have adverse consequences; we may be unable to protect our trade secrets and other intellectual property rights; we may fail to respond adequately to changes in technology and customer demands; our business is heavily reliant upon communications networks and centralized information technology systems and the concentration of our systems creates risks for us; failure to maintain, upgrade and consolidate our information technology networks could adversely affect us; the misuse or theft of information we possess, including as a result of cyber security breaches, could harm our brand, reputation or competitive position; we may face issues with our union employees; we are exposed to a variety of claims and losses arising from our operations, and our insurance may not cover all or any portion of such claims; environmental, health and safety laws and regulations could adversely affect us; and decreases in government spending may have an adverse effect on us;

•
Risks related to our substantial indebtedness, such as: our substantial level of indebtedness could materially adversely affect our financial condition and ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry or materially adversely affect our results of operations, cash flows, liquidity and ability to compete; the secured nature of our indebtedness, which is secured by substantially all of our consolidated assets, could materially adversely affect our business and holders of our debt and equity; an increase in interest rates or in our borrowing margin would increase the cost of servicing our debt and could reduce our profitability; and any additional debt we incur could further exacerbate these risks;

•
Risks related to the securities market and ownership of our stock, including that: an active trading market for our common stock may not be sustained and the market price of our common stock may fluctuate significantly; our accounting and other management systems and resources may not be adequately prepared to meet the ongoing reporting and corporate governance requirements; the market price of our common stock could decline as a result of the sale or distribution of a large number of shares of our common stock or the perception that a sale or distribution could occur; and provisions of our governing documents could discourage potential acquisition proposals and could deter or prevent a change in control; and

•	Other risks and uncertainties set forth in the Second Quarter Form 10-Q, in this Report and in our other filings with the Securities and Exchange Commission.

All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We do not undertake any obligation to release publicly any update or revision to any of the forward-looking statements.

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

There is no material change in the information reported under Part I Item 3, "Quantitative and Qualitative Disclosures About Market Risk," in our Quarterly Report on Form 10-Q for the period ended June 30, 2016.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2016, due to the identification of material weaknesses in our internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and the rules promulgated thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
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

Hertz Holdings’ management, including its Chief Executive Officer and its Chief Financial Officer, assessed the effectiveness of Hertz Holdings’ internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, Hertz Holdings’ management concluded that Hertz Holdings did not maintain effective internal control over financial reporting as of December 31, 2015, due to the fact that certain material weaknesses previously identified in Hertz Holdings’ 2014 Form 10-K filing on July 16, 2015 continued to exist at December 31, 2015, as discussed below.

While the above conclusion was based on the material weaknesses in Hertz Holdings’ internal control over financial reporting, our internal control over financial reporting continues to have material weaknesses because Hertz Holdings' material weaknesses were not fully remediated prior to the Spin-Off and because management had identified similar material weaknesses relating to Herc Holdings accounts as detailed below. Additionally, in connection with the Spin-Off, Herc Holdings inherited certain infrastructure and systems of Hertz Holdings and receives certain transition services from New Hertz pursuant to the Transition Service Agreement, which impact Herc Holdings' internal control over financial reporting.

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

Risk Assessment

We did not effectively design controls in response to the risks of material misstatement. This material weakness contributed to the following additional material weaknesses:

Ineffective controls over certain business processes, including the period-end financial reporting process. This includes the identification and execution of controls over the preparation, analysis, and review of significant account reconciliations and closing adjustments required to assess the appropriateness of certain account balances at period end. Management has also determined that the revisions described in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements" under the heading “Correction of Errors,” in our condensed consolidated and combined financial statements included in this Report, were an additional result of this material weakness.

Monitoring

We did not design and maintain effective monitoring controls related to the design and operational effectiveness of our internal controls. Specifically, we did not maintain personnel and systems within the internal audit function that were sufficient to ensure the adequate monitoring of control activities.

Post Spin-Off Assessment and Remediation

Prior to the Spin-Off, Herc had historically operated as the equipment rental division of Hertz Holdings, which was primarily engaged in the car rental business. Upon the Spin-Off, New Hertz assumed the operations of the car rental business and Herc Holdings began to operate as a stand-alone public company comprised of only the equipment rental business. Management of Herc Holdings is required to assess our internal control over financial reporting for the first time as of the end of fiscal year 2016 based on our own control environment and risk assessment post Spin-Off. In our post Spin-Off review of processes and controls, management may identify other material weaknesses in our internal control over financial reporting, particularly given that many of our processes and controls were not previously performed or tested by the Company when it was a division of Hertz Holdings, and materiality thresholds are lower post Spin-Off due to Herc Holdings’ smaller size. Further, although Herc Holdings has been, and continues to be, actively engaged in remediation activities to address the existing material weaknesses, our remediation efforts are ongoing. Because the reliability of the internal control process requires repeatable execution, our material weaknesses will not be considered remediated until all remedial controls have been implemented, each applicable control has operated for a sufficient

HERC HOLDINGS INC. AND SUBSIDIARIES

period of time, and management has concluded, through testing, that the controls are operating effectively. Until all identified material weaknesses are remediated, we will not be able to assert that our internal controls are effective.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2016 in conjunction with the Spin-Off, we undertook certain processes previously performed for us by our former parent corporation. The Company took and continues to take steps to design and implement controls around these processes. The Company also completed the separation and partitioning of its transactions, user access and reporting from THC’s activities in the previously shared general ledger system.

Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 9, "Contingencies and Off-Balance Sheet Commitments" to the Notes to our condensed consolidated and combined financial statements in Part I Item 1 "Financial Statements" of this Report.

ITEM 1A. RISK FACTORS

There have been no material changes to the Company's risk factors from those previously disclosed under Part II Item 1A, " Risk Factors" in our Quarterly Report on Form 10-Q for the period ended June 30, 2016. The Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 was the Company's first periodic report made post-Spin-Off as a stand-alone public company comprised of only the equipment rental business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, the Board approved a $1 billion share repurchase program (the "share repurchase program"). There were no share repurchases in the three months ended September 30, 2016. As of September 30, 2016, the approximate dollar value that remains available for purchases under the 2014 share repurchase program is $395.9 million. The program does not obligate us to make any repurchases at any specific time or in any specific situation. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. For more information on the share repurchase program, see Note 15, "Equity and Earnings (Loss) Per Share" to our condensed consolidated and combined financial statements in Item I Part 1 "Financial Statements" in our Quarterly Report on Form 10-Q for the period ended June 30, 2016.

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

Date:	November 8, 2016	HERC HOLDINGS INC. (Registrant)
		By:	/s/ BARBARA L. BRASIER
Barbara L. Brasier Senior Vice President and Chief Financial Officer

HERC HOLDINGS INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
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

10.1
Form of Executive Officer Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on August 24, 2016).

10.2	Form of Executive Officer Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on August 24, 2016).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32**	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

*	Filed herewith

**	Furnished herewith