Form 10-K
period 2016-12-31
HERC HOLDINGS INC
filed 2017-03-15
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date, was $665.9 million.
Indicate the number of shares outstanding as of the latest practicable date:

Class	Shares Outstanding at March 10, 2017
Common Stock, par value $0.01 per share	28,315,752
Documents incorporated by reference:
Certain portions, as expressly described in this report, of the Registrant's Proxy Statement for its 2017 annual meeting of stockholders, to be filed within 120 days of December 31, 2016, are incorporated by reference into Part III.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our plans, intentions, objectives, goals, strategies, forecasts, future events, future revenue or performance, capital expenditures, financing needs, business trends and other information that is not historical information. When used in this Report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so designated. All forward-looking statements, including, without limitation, management's examination of historical operating trends and data, are based upon our current expectations and various assumptions, and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in Part I, Item 1A "Risk Factors" in this Report and in our other filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise forward-looking statements that have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

i

HERC HOLDING INC. AND SUBSIDIARIES
PART I
ITEM l. BUSINESS

Our Company

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings" or "the Company," or as the context requires, "its") is one of the leading equipment rental suppliers with approximately 270 company-owned locations principally in North America. It conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). Operations are conducted under the Herc Rentals brand in the United States and under the Hertz Equipment Rental brand in Canada and other international locations.

We have longstanding relationships with many of our customers across diverse end markets, including large and small companies in the construction industry, the industrial sector (such as large industrial manufacturing plants, refineries and petrochemical operations) and other customers in more fragmented industries (such as governmental entities and government contractors, disaster recovery and remediation firms, infrastructure, railroads, utility operators, individual homeowners, entertainment production companies, agricultural producers, special event management firms and facility management firms).

With over 50 years of experience, we are a full-line equipment rental supplier offering a broad portfolio of equipment for rent. Our classic fleet includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction and lighting. In addition, our ProSolutionsTM industry-specific solutions-based services support our specialty equipment which includes pumping solutions, power generation, climate control, remediation and studio and production equipment. We also offer a wide range of professional grade tools that target the professional contractor.

In addition to our principal business of equipment rental, we sell used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provide repair, maintenance and equipment management services to certain of our customers; offer equipment re-rental services and provide on-site support to our customers; and provide ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

Corporate History

On June 30, 2016, the Company, in its previous form as the holding company of both the existing equipment rental operations as well as the former vehicle rental operations (in its form prior to the Spin-Off, "Hertz Holdings"), completed a spin-off (the “Spin-Off”) of its global vehicle rental business through a dividend to stockholders of all of the issued and outstanding common stock of Hertz Rental Car Holding Company, Inc., which was re-named Hertz Global Holdings, Inc. (“New Hertz”). New Hertz is now an independent public company and trades on the New York Stock Exchange under the symbol “HTZ.” New Hertz continues to operate its global vehicle rental business through its operating subsidiaries including The Hertz Corporation ("THC"). The Company changed its name to Herc Holdings Inc. on June 30, 2016 and trades on the New York Stock Exchange under the symbol “HRI.” Following the Spin-Off, the Company continues to operate its global equipment rental business through its operating subsidiaries, including Herc.

For accounting purposes, due to the relative significance of New Hertz to Hertz Holdings, New Hertz was considered the spinnor or divesting entity in the Spin-Off and Herc Holdings was considered the spinnee or divested entity. As a result, despite the legal form of the transaction, New Hertz was the “accounting successor” to Hertz Holdings. Under the accounting rules, the historical financial information of New Hertz is required to reflect the financial information of Hertz Holdings, as if New Hertz spun off Herc Holdings in the Spin-Off. In contrast, the historical financial information of Herc Holdings, including certain information presented in the consolidated financial statements included in this Report, reflects the financial information of the equipment rental business and certain parent legal entities of Herc as historically operated as part of Hertz Holdings, as if Herc Holdings was a stand-alone company for the periods presented.

Herc was incorporated in Delaware in 1965. Since its incorporation and until the Spin-Off, Herc was a wholly-owned subsidiary of Hertz Holdings or one of its subsidiaries operating its equipment rental business. Since the Spin-Off, Herc has been a wholly-owned subsidiary of Herc Holdings. Herc Holdings was incorporated in Delaware in 2005 under a previous name. We strategically consider potential acquisitions in order to enhance our organic growth. For example, in 2012, we acquired companies in specialty rental markets, including Cinelease in the motion picture and television production industries and DW Pumps. On October 30, 2015, we sold our operations in France and Spain which included 60 branches in France and two in Spain. Subsequent to the sale of these operations, we generate substantially all of our equipment rental revenue in North America.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

Our Industry
The equipment rental industry serves a diverse group of customers from individuals and small local contractors to large national accounts providing a wide variety of rental equipment including mid-size and heavy equipment, specialty equipment and contractor tools. The equipment rental industry is highly fragmented with few national competitors and many regional and local operators.
Growth of the North American equipment rental industry is driven by a number of factors including economic trends, non-residential construction activity, capital investment in the industrial sector, repair maintenance and overhaul spending, government spending and demand for construction and other rental equipment generally. We believe that companies have increasingly turned to the equipment rental market to manage their capital needs, which allows our customers to operate their businesses without incurring the significant acquisition cost and maintenance expense associated with owning their own equipment fleet. We believe the trend from equipment ownership to rental in the North American construction industry will continue in the near term.
Our Competitive Strengths
Our competitive strengths include the following:
A Market Leader in North America with Significant Scale and Broad Footprint
We believe we are one of the largest equipment rental companies in the North American equipment rental industry, with an estimated 3% market share by revenue and approximately 270 company-owned locations in 41 states in the United States and nine provinces in Canada. Our scale compared to most of our competitors provides us with a number of significant competitive advantages including:

•	the ability to provide premium brands and a comprehensive line of equipment and services, allowing us to be a single-source solution for our customers;

•	the ability to redeploy equipment across multiple locations to address evolving customer needs;

•
a geographic footprint that allows us to maintain proximity and local expertise to serve our customers in local markets as well as serve national accounts with geographically dispersed equipment rental needs;

•	favorable purchasing power or volume discount pricing opportunities on material and equipment;

•	operational cost efficiencies across our organization, including with respect to purchasing, information technology, back-office support and marketing;

•	a national sales force with significant expertise across our equipment fleet; and

•	industry-specific expertise to assist our customers with customized solutions.

Since the North American equipment rental industry is highly fragmented, with very few national competitors, we believe that the majority of our competitors do not enjoy these same advantages.

Diverse Customer Markets and Expansion into Specialty Rental Markets

We provide equipment rental services to customers in a wide variety of large markets, including residential and commercial construction, general industrial, energy, processing, manufacturing, infrastructure, facility maintenance, government and entertainment production. We believe that diversification of our customer base reduces our exposure to any particular market. In recent years, we have further diversified our rental portfolio by expanding our offerings in niche and specialty markets with the introduction of our ProSolutionsTM industry-specific solutions-based services that support our specialty equipment which includes pumping solutions, power generation, climate control, remediation and studio and production equipment. This more balanced portfolio reduces our reliance on the more seasonal and cyclical construction industry. Our customers in other industries experience business cycles that may vary in intensity and duration from that of the general economy. We believe this diversification also positions us to take advantage of any increase in demand for more specialized rental solutions.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

Established National Accounts Program

Through our national customer relationship program, our sales teams serve as a single point of contact for those customers' equipment rental needs. This enables us to be a full end-to-end solutions provider.

Superior Customer Service

We have a well-established reputation for superior customer service, which has been a competitive differentiator for us throughout our history. Senior management remains focused on maintaining a customer service focused culture. We spend significant time and resources training our personnel to effectively address the needs of our customers. We believe that these initiatives help support our pricing strategy and foster customer loyalty.

Large, Diverse and High-Quality Equipment Fleet

Our equipment fleet represents a significant investment and reflects our commitment to providing an array of rental equipment to our customers in a variety of industries. In recent years, we took steps to diversify our portfolio and increase our exposure to a variety of niche markets that experience business cycles that may vary in intensity and duration from that of the general economy and that we believe will enable us to experience higher levels of growth than the economy in general.

We offer a wide range of equipment from leading, globally-known original equipment manufacturers who we believe provide reliable equipment. We also offer a wide range of professional grade tools that target professional contractors. Our extensive and high-quality rental fleet enables us to serve a diverse customer base that requires large quantities and/or varied types of equipment for rent.

Range of Value-Added Services

We offer a suite of customer-focused services. These services include equipment transport, fleet management and telematics, power solutions, on-site services and customized advice, engineered solutions, re-rental options, and parts and supplies sales. This combination of services is designed to offer comprehensive value-added solutions to our customers that complement and enhance the rental equipment we offer.

Experienced Senior Leadership Team

We have an experienced senior leadership team committed to maintaining operational excellence with an average of approximately 20 years of experience in the equipment rental and heavy equipment industries. Our senior leadership team has extensive knowledge of all aspects of these industries, particularly in North America. The team has developed and rolled out the Herc Way operating model and other systems and procedures for developing and monitoring our branch network in order to foster a high operational standard throughout our locations. Our team is dedicated to providing our customers a quality rental experience and is committed to further improving our performance capabilities.

Disciplined Fleet Management, Procurement and Disposal Process

We manage our equipment rental fleet using a life cycle approach designed to optimize the timing of fleet purchasing, repair and maintenance and disposal, while at the same time satisfying our customers' needs. In particular, we use standardized business systems in our operations to track utilization and facilitate the fluid transfer of our fleet among locations to adjust to local customer demand throughout our entire network. Through continued use and development of our disciplined approach to efficient fleet management, we seek to maximize our utilization and return on investment.

Our Strategy

Our long-term strategy is focused on three operational priorities: expanding and diversifying our revenues through customer- and market-focused initiatives; improving our operational efficiencies through improved fleet life-cycle management and more rigorous processes; and enhancing the customer experience through top-tier products and services and differentiating technologies.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

Expand and Diversify Revenues

Our strategy to achieve ongoing growth will be driven by initiatives that expand our products and services, broaden our customer base, enhance our sales effectiveness, and increase our presence in large urban markets. We are actively working to expand and diversify our equipment rental fleet with a broader mix of equipment that increases the range of customers and market segments we serve. We intend to grow our ProSolutionsTM business which offers specialized equipment and services, including technical expertise and customized solutions, for customers and projects. We will continue to offer a comprehensive equipment rental fleet to maintain our market leadership.

We are continuing to build a highly professional and technology-enabled sales force and to optimize our sales territories to support our revenue-growth objectives. We will continue to improve the effectiveness of our sales team with focused training, strong customer relationship management capabilities, and ongoing technology enhancements.

We plan to expand our footprint in North America, with a focus on increasing the number of branches in major urban markets and continue to reconfigure existing locations with fleet and expertise tailored to local markets. Our footprint expansion will include locations dedicated to our ProSolutionsTM business to better support our growing specialty equipment and services operations. We will continue to pursue initiatives that allow us to drive more volume through existing branches.

We are also increasing our focus on generating revenue from ancillary services as part of our total solutions offering.

Improve Operating Efficiencies

We are focused on generating continuous improvement across our operations, with an emphasis on supplier management, fleet availability, improving margins, and building a strong safety culture. We have reduced the number of suppliers of our equipment rental fleet across all equipment categories, and we will continue to assess our ability to further rationalize our supplier relationships. This will provide us with improved buying power as we negotiate our fleet purchases and lend efficiencies to our services and repair processes. Further, we will concentrate our capital expenditures on premium brands from top-tier suppliers, which we expect will reduce life cycle costs and deliver better end-of-service resale values.

We will maintain our focus on reducing fleet unavailable for rent (FUR) through the ongoing implementation and refinement of our Herc Rentals Operating Model, which is designed to ensure a consistently efficient approach to managing, servicing and repairing our fleet.

As we continue to diversify our fleet, we expect to realize improvement in dollar utilization, which should drive margin expansion. This improvement is expected to occur over time as new fleet is deployed across our operations and our sales organization gains more experience with the new equipment and our customized solutions.

We continue to emphasize our commitment to building a safety culture across our business, including ongoing training and institutionalized programs, to embed safety awareness and behaviors into our daily operations. Our goal is to be equal to or better than the industry average in safety.

Enhance the Customer Experience

We seek to differentiate our business by delivering a superior customer experience through the variety and quality of the equipment we offer, the ease of doing business with us and the added value we offer through services and technologies that improve customers’ productivity and efficiency.

Our focused investment in top-tier brands is intended to meet our customers’ preferences and expectations for reliable, safe, efficient and effective gear. We expect to add more expertise across our team to help our customers achieve the best results for their projects.

We are committed to delivering technology enhancements that enable us to drive improvements in customers’ efficiency and productivity. In developing these technologies, we are focused on meeting customer expectations related to convenience and on-demand access to data and information.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

Our Products and Services

Equipment Rental

We offer a broad array of equipment. Our classic fleet includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction and lighting. ProSolutionsTM helps us provide innovative customized rental solutions and supports our specialty equipment, such as pumping solutions, power generation, climate control, remediation and studio and production equipment. We also offer a wide range of professional grade tools that target professional contractors. Our increasing portfolio of specialty equipment expands our capabilities and customer reach. This equipment is available for rent by our customers on a daily, weekly, monthly or yearly basis and we provide a suite of comprehensive services to support, maintain and service the equipment we rent.

We acquire our equipment from a variety of leading, globally known original equipment manufacturers, with which we maintain strong relationships. The equipment is typically new at the time of acquisition and is not subject to any repurchase program. As of December 31, 2016, the average age of our equipment fleet was 48 months.
As of December 31, 2016, our rental fleet consisted of equipment with a total original equipment cost, based on the guidelines of the American Rental Association, of $3.6 billion. The following table provides a breakdown of the composition of our equipment rental fleet based on original equipment cost:

	% of Original Equipment Cost
	December 31,
Equipment Type	2016	2015
Aerial - Booms	19.3%	20.3%
Material Handling - Telehandlers	13.5%	13.9%
ProSolutionsTM	13.4%	12.4%
Trucks and Trailers	12.9%	13.8%
Earthmoving - Heavy	10.7%	12.4%
Earthmoving - Compact	7.5%	6.5%
Aerial - Scissors and Other	6.4%	5.7%
ProContractor	4.7%	3.4%
Material Handling - Industrial	3.2%	3.1%
Air Compressors	3.0%	3.1%
Compaction	1.7%	1.6%
Lighting	1.7%	1.7%
Other	2.0%	2.1%
Equipment Re-Rental

Many of our customers have significant and varied rental needs for their worksite or project. In the event that a customer has a rental need that is not contained within our diversified fleet or an unexpected request, our experienced staff can provide re-rental options to meet that customer’s needs. In this instance, we will rent a piece of equipment from another company and then provide it to our customer. Our re-rental capabilities help us expand the portfolio of solutions available to our customers, particularly within our national and industrial accounts programs.

Sales of Used Rental Equipment

We routinely sell our used rental equipment in order to manage repair and maintenance costs, as well as the composition and size, of our fleet. We dispose of our used equipment through a variety of channels, including retail sales to customers and other third parties, sales to wholesalers, brokered sales and auctions. During the year ended December 31, 2016, we sold our used rental

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

equipment primarily through private sales, sales at auction, and sales to wholesalers, which accounted for approximately 39%, 37% and 24%, respectively, of such sales.

Sales of New Equipment, Parts and Supplies

We also sell new equipment. The types of new equipment that we sell vary by location and include a variety of ProContractorTM tools and supplies, small equipment (such as work lighting, generators, pumps, and compaction equipment and power trowels), safety supplies and expendables. In 2016, we phased out most of our new equipment dealerships to better focus on the rental business.

Service and Support

We provide repair, maintenance and equipment management services to certain of our customers particularly in the industrial sector, including through the sale of parts to customers for use with their equipment. We provide maintenance capabilities for our rental equipment that are available on-site at the customer’s location or within our operations at the customer’s direction. We provide additional support functions through our dedicated in-plant operations, tool trailers and plant management systems, particularly for industrial customers and other customers who request such services. These capabilities are part of our suite of customer services, which are designed to provide our customers with an end-to-end solution for renting, tracking, managing, maintaining and customizing their rental equipment needs online, through our e-SP platform, and with the ongoing support of our sales and project management staff.

We also offer a rental protection plan for many classes of equipment, which for a fee allows our customers to limit the risk of financial loss in the event our equipment is damaged or lost.

Our Customers

We have a wide range of customers across diverse end markets with a large base of local small to mid-size customers as well as customers looking for specialty solutions or equipment. The principal markets we serve, based on our customers’ Standard Industrial Classification (“SIC”) codes, are as follows:

•
Construction – We serve large and small companies in the construction industry, principally in non-residential construction. Our non-residential construction business consists primarily of private sector rentals relating to the construction, maintenance and remodeling of commercial facilities. We believe that key drivers of growth within the construction market include increased levels of construction starts and construction-related loans. Construction customers represented approximately 37% of our equipment rental revenue for the year ended December 31, 2016.

•
Industrial – We serve industrial customers across a broad range of industries, including refineries and petrochemical operations, industrial manufacturing, power, pulp, paper and wood and other industrial verticals. We believe that key drivers of growth within the industrial market include increased levels of spending on industrial capital, maintenance, repairs and overhaul. Industrial customers represented approximately 20% of our equipment rental revenue for the year ended December 31, 2016.

•
Other Customers – In addition to the specific markets cited above, we serve a variety of other customers across a diverse range of industries, including governmental entities and government contractors, disaster recovery and remediation firms, infrastructure, railroads, utility operators, individual homeowners, entertainment production companies, agricultural producers, special event management and facility management firms. These customers collectively represented approximately 43% of our equipment rental revenue for the year ended December 31, 2016.

Serving a wide range of industries enables us to reduce our dependency on a single or limited number of customers and assists in reducing the seasonality of our revenues and the impact from any one market's cycle.

We operate in mid-size and large urban markets which enables us to reduce exposure to any single customer or market, with no single customer making up more than 3% of our equipment rental revenues for the year ended December 31, 2016 or the year ended December 31, 2015.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

Our national account program provides us with longer rental terms for much of our equipment, with many of our larger customers renting equipment from us on a monthly or yearly basis, for use in large, complex projects. These arrangements provide a number of additional benefits, including recurring revenue, attractive credit profiles, improved fleet utilization and enhanced presence in new markets.

Financial Information about Geographic Areas

Our business is primarily focused on North America. For each of the last three fiscal years, revenues from our external customers attributed to the U.S. and all foreign countries in total are set forth below:

	Years Ended December 31,
	2016	2015	2014
United States	$1,361.2	$1,345.8	$1,309.8
International	193.6	332.4	460.6
Total revenue	$1,554.8	$1,678.2	$1,770.4

Our international revenues decreased in 2016 due to the sale of our operations in France and Spain in October 2015 and continuing weakness in the upstream oil and gas markets which negatively impacted our revenues in Canada. See Note 21, "Segment Information" to our notes to our consolidated financial statements included in Part II, Item 8 of this Report for other financial information by geographic area. Also, see Item 1A "Risk Factors—Risks Related to Our Business" for a description of risks inherent in our international operations.

Sales and Marketing

We market and sell our services through a variety of complementary programs. Through a dedicated sales team, we provide our customers with support services, market and application expertise, and sales offerings. For example, we have sales teams committed to servicing various categories of our customer base, including clients in the construction, industrial, government and entertainment industries. Our product experts oversee the specialty products, providing engineering support and program management services to our clients. Through our national accounts program, the dedicated sales team for each respective program provides our large customers with support across a number of diverse geographic, functional and equipment sectors. Our employee training programs continue to promote these attributes in our sales force. We also provide client support via our sales coordinators, reservation centers and customer contact centers to help customers with their comprehensive needs. Our maintenance service programs are available to clients at our locations and through our field service technicians. Additionally, we provide training programs to our clients that focus on product use and safety.

We advertise our broad range of offerings through industry catalogs, participation and sponsorship of industry events, trade shows, and via the Internet. Additionally, through our website and mobile app, our customers can arrange for the rental of equipment, browse and purchase used equipment, review our service offerings and manage their fleet and overall account with us.

Competition

Competition in the equipment rental industry is intense, often taking the form of aggressive price competition. Other competitive factors include customer loyalty, changes in market penetration, the introduction of new equipment, services and technology by competitors, changes in marketing, product diversity and quality and the ability to supply equipment and services to customers in a timely, predictable manner.

Our competitors in the equipment rental industry range from other large national companies to regional and local businesses. The equipment rental industry is highly fragmented, with many companies operating on a regional or local scale and offering a limited number of products. The number of our competitors operating on a national scale is comparatively much smaller, although they often have significant breadth in the categories of equipment they rent. We believe, based on market and industry data, that we are one of the leading participants in the North American equipment rental industry, with the remainder comprised of a small number of multi-location regional operators and a large number of relatively small, independent businesses serving discrete local markets and specialty rental segments. We generate substantially all of our equipment rental revenue in North America. In North America,

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

the other leading national-scale industry participants are United Rentals, Inc., Ashtead Group plc’s Sunbelt Rentals brand and H&E Equipment Services, Inc. Aggreko is a global competitor in the power generation rental markets in which we also participate.

Seasonality

Our business is seasonal, with demand for our rental equipment tending to be lower in the winter months. Our equipment rental business, especially in the construction industry, has historically experienced decreased levels of business from December until late spring and heightened activity during our third and fourth quarters until December. We have the ability to manage certain costs to meet market demand, such as fleet capacity, the most significant portion of our cost structure. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. A number of our other major operating costs vary directly with revenues or transaction volumes; however, certain operating expenses, including rent, insurance and administrative overhead, remain fixed and cannot be adjusted for seasonal demand, typically resulting in higher profitability in periods when our revenues are higher, and lower profitability in periods when our revenues are lower. In an effort to reduce the impacts of seasonality, we are focused on expanding our customer base through specialty products that serve different industries with less seasonality and different business cycles. See Item 1A "Risk Factors—Risks Related to Our Business."

Intellectual Property

We own intellectual property, including trademarks, copyrights and trade secrets, that plays an important role in maintaining our competitive position. While no single copyright or trade secret is, in our opinion, of such value to us that our business would be materially affected by the expiration or termination thereof, taken in the aggregate, these intellectual property rights provide meaningful protection for our business. However, we view the name and primary mark "Herc Rentals" and "Herc" as material to our business as a whole. We own a number of secondary trade names and trademarks applicable to certain aspects of our business that we also view as important.

Employees

We have approximately 4,800 employees, with approximately 4,530 persons in our North American operations and 270 persons in our other operations. International employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. As of December 31, 2016, labor contracts covering the terms of employment of approximately 250 employees in the United States and 175 employees in Canada were in effect under approximately 20 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Union of Operating Engineers. We have experienced no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good. Nonetheless, we may be unable to negotiate new labor contracts on terms advantageous to us, or without labor interruption. See Item 1A "Risk Factors—Risks Related to Our Business."

In addition to the employees referred to above, we employ a number of temporary workers, and engage outside services, as is customary in the industry, principally for the non-revenue movement of rental equipment between rental locations and the movement of rental equipment to and from customers’ job sites.

Environmental, Health, and Safety Matters and Governmental Regulation

Environmental, Health, and Safety

Our operations are subject to numerous national, state, local and foreign laws and regulations governing environmental protection and occupational health and safety matters. These laws govern such issues as wastewater, storm water, solid and hazardous wastes and materials, air quality and matters of workplace safety. Under these laws and regulations, we may be liable for, among other things, the cost of investigating and remediating contamination at our sites as well as sites to which we sent hazardous wastes for disposal or treatment regardless of fault, as well as fines and penalties for non-compliance. Our operations generally do not raise significant environmental, health, or safety risks, but we use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from storage tanks at certain of our locations.

Based on the conditions currently known to us, we do not believe that any pending or likely remediation and compliance costs will have a material adverse effect on our business. We cannot be certain, however, as to the potential financial impact on our

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

business if new adverse conditions are discovered, or compliance requirements become more stringent. See Item 1A "Risk Factors—Risks Related to Our Business."

Governmental Regulation

Our operations also expose us to a number of other national, state, local and foreign laws and regulations, in addition to legal, regulatory and contractual requirements we face as a government contractor. These laws and regulations address multiple aspects of our operations, such as taxes, consumer rights, privacy, data security and employment matters, and also may impact other areas of our business. There are often different requirements in different jurisdictions. Changes in government regulation of our businesses have the potential to materially alter our business practices or our profitability. Depending on the jurisdiction, those changes may come about through the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have both a retroactive and prospective effect. This is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have either more or less impact on us than on our competitors, depending on the circumstances. See Item 1A "Risk Factors—Risks Related to Our Business."

Available Company Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission ("SEC"). You may also access, free of charge, our reports filed with the SEC (for example, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").) through our Internet website (http://ir.hercrentals.com). Reports filed with or furnished to the SEC will be available through our Internet website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our committee charters, Corporate Governance Guidelines and Code of Ethics are also available on our website. From time to time we may amend our Code of Ethics. We intend to disclose, by posting on our website, information about any amendments to our Code of Ethics, as well as information concerning any waiver of the Code of Ethics that may be granted by our Board of Directors in accordance with SEC regulations. The information found on our website is not part of this or any other report filed with or furnished to the SEC. You may also read and copy any documents that we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 to obtain further information about the Public Reference Room. In addition, the SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information about issuers that file electronically with the SEC, including Herc Holdings.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS

Investing in or maintaining your investment in Herc Holdings common stock involves a high degree of risk. You should carefully consider each of the risks and uncertainties set forth below as well as the other information contained in this Report before deciding to invest in our common stock. We have grouped our Risk Factors under captions that we believe describe various categories of potential risk. For the reader’s convenience, we have not duplicated risk factors that could be considered to be included in more than one category. Any of the following risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, liquidity and/or cash flows and the impact could be compounded if multiple risks were to occur. However, the following risks and uncertainties are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial also may materially and adversely affect our business, financial condition, results of operations, liquidity and/or cash flows. In the event that any of these risks have such a material adverse effect, the market price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Material Weaknesses in our Internal Control over Financial Reporting and the Restatement of Financial Statements Previously Issued by Hertz Holdings

We have identified material weaknesses in our internal control over financial reporting that may adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in us and, as a result, the value of our common stock, and we may identify additional material weaknesses as we continue to assess our processes and controls as a stand-alone company with lower levels of materiality.

Due to the structure of the Spin-Off, even though Herc Holdings is considered the spinnee or divested entity for accounting purposes, we are nevertheless considered to be a “large accelerated filer” and management of Herc Holdings is required to assess and report for the first time on our internal control over financial reporting as of December 31, 2016, based on our own risk assessment and lower materiality levels post-Spin-Off. A significant number of business process controls had to be established, documented and tested for the first time. In addition, in making its assessment, management considered certain infrastructure and information technology ("IT") systems that were inherited in connection with the Spin-Off and certain IT and other services that we receive from New Hertz under the transition services agreement ("TSA") entered in connection with the Spin-Off that impact Herc Holdings’ control environment and, therefore, our internal control over financial reporting.

Based on this assessment, management concluded that Herc Holdings did not maintain effective internal control over financial reporting as of December 31, 2016, because material weaknesses that existed at the time of the Spin-Off were not fully remediated prior to the Spin-Off and because management identified new material weaknesses, as discussed below and as described in more detail under “Controls and Procedures” in Part II, Item 9A of this Report.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. In the course of completing its assessment of internal control over financial reporting as of December 31, 2016, management identified material weaknesses in its internal control over financial reporting related to:

•	Ineffective design and maintenance of controls over accounting for payroll;

•	Ineffective design and maintenance of controls over income tax accounts;

•	Ineffective design and maintenance of controls related to the occurrence of revenue for the rental or sale of revenue earning equipment;

•	Ineffective design and maintenance of controls to monitor certain IT systems that the Company outsources to New Hertz under the TSA;

•
Ineffective design and maintenance of controls over IT systems which were not part of the TSA which impact the Company and were relevant to the preparation of our consolidated financial statements; and

•	material weaknesses inherited from Hertz Holdings that had not been remediated as of December 31, 2016, related to:

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

◦
insufficient complement of personnel with the appropriate level of knowledge, experience and training commensurate with our external financial reporting requirements under generally accepted accounting principles in the United States ("U.S. GAAP");

◦	ineffective design and maintenance of controls over the non-fleet procurement process;

◦	ineffective design and maintenance of controls over certain accounting estimates, such as the allowance for doubtful accounts;

◦	ineffective design and maintenance of controls over the review, approval and documentation of manual journal entries;

◦	ineffective design and maintenance of controls in response to the risks of material misstatement;

◦	ineffective design and maintenance of controls over certain business processes, including period-end financial reporting process; and

◦	ineffective design and maintenance of monitoring controls related to the design and operation of our internal controls.

There can be no assurance as to when the material weaknesses will be fully remediated. Because the reliability of the internal control process requires repeatable execution, our material weaknesses will not be considered remediated until all remedial controls (including any additional remediation efforts that our senior management may identify as necessary) have been implemented, each applicable control has operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. Until all identified material weaknesses are remediated, we will not be able to assert that our internal controls are effective. Further, management may identify other material weaknesses in our internal control over financial reporting.

As a result of our inability to assert that our internal controls are effective and/or of the inability of our independent registered public accounting firm to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms.

Our efforts to design and implement an effective control environment may not be sufficient to remediate the material weaknesses described above or to prevent future material weaknesses from occurring. The failure to implement or maintain required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or material misstatements in our consolidated financial statements. Any such material misstatement could result in a restatement of our consolidated financial statements, which could lead to, among other things, additional legal, accounting and other expenses; delays in filing required financial disclosures; events of default under the credit agreement governing our asset-based revolving credit facility or the indenture governing our senior notes (or significant payments to amend such agreements); additional or expanded investigations or enforcement actions by the New York Stock Exchange, the SEC or other federal or state government agencies or regulatory authorities; sanctions, fines or penalties; a decline in the prices of our securities; and liabilities arising from stockholder litigation. Any negative publicity resulting from our material weaknesses or any of these potential related issues may have a material adverse effect on our ability to attract and retain customers, employees and vendors. We also may lose assets if we do not maintain adequate internal controls. The foregoing circumstances could have a material adverse effect on our reputation, business, financial condition, results of operations, liquidity or cash flows.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

We continue to expend significant costs and devote management time and attention and other resources to matters related to our internal control over financial reporting and the restatement of Hertz Holdings’ previously issued financial statements, and our material weaknesses and Hertz Holdings' restatement could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.

Because the remediation of the material weaknesses in Hertz Holdings’ internal control over financial reporting was not completed prior to the Spin-Off and because we have identified additional material weaknesses, we have incurred, and will continue to incur, significant time and expense, including consulting, audit, legal and other professional fees, to remediate the material weaknesses in our internal control over financial reporting and to establish and implement our own processes, systems and internal controls. In addition, the focus on addressing these issues may distract our management and other key employees from running our business and could adversely affect our ability to execute our strategic plan. For further information regarding Hertz Holdings’ restatement and the identified material weaknesses, please see Part II, Item 9A "Controls and Procedures" of this Report.

We may experience difficulties implementing new information technology ("IT") systems.

We are engaged in a number of IT systems projects, including the migration of our financial system from the New Hertz system to a stand-alone system, the movement of our point of sale system from the New Hertz system to our own and the development and implementation of a new operational system, each of which will continue to require significant investment of human and financial resources. Each of these systems is designed to accurately maintain our books and records and, in the case of the operational system, provide operational information to our management team. In implementing any of these projects, we may experience significant delays, increased costs and other difficulties, as well as challenges in mapping to other systems and establishing sufficient controls. Any significant disruption or deficiency in the design or implementation of the separate financial system or the back office processes in the operational system could adversely affect our ability to process purchase orders, order equipment, track accounts payable, maintain accurate books and records or otherwise operate our business. In addition, any significant disruption or deficiency with respect to the movement and implementation of our point of sale system or other processes or the operational system could adversely affect our ability to rent and deliver equipment, track maintenance records or track accounts receivable. While we have invested substantial resources in planning and project management, significant implementation issues may arise that could materially adversely impact our business, financial condition, results of operations, cash flows, ability to timely report accurate financial results and our control environment. Further, if we decide to not implement the new operational system for our back office processes, we could need to expense items that were previously capitalized, which could result in a substantial charge in our results of operations.

We could experience disruptions to our control environment in connection with the relocation of our Shared Services Center.

In December 2016, management advised employees that it intended to move our Shared Services Center (the “SSC”) from Oklahoma City, Oklahoma to Bonita Springs, Florida. The process of moving the SSC is inherently complex and not part of our day-to-day operations. The SSC performs a number of financial services and processes, including a variety of internal controls over financial reporting. This move could cause not only significant disruption to our operations and the temporary diversion of management resources, but also could disrupt our financial and management control systems and resources at a time when we are addressing the material weaknesses that have been identified. In addition, as a result of the relocation, we may fail to retain key employees who possess specific knowledge or expertise necessary for the timely preparation of our financial statements, we may not be able to attract a sufficient number of qualified candidates in Bonita Springs, and the relocation may absorb significant management and key employee attention and resources. As a result, the move of the SSC could have a material adverse effect on our business, financial condition, results of operations, ability to timely report accurate financial results and our control environment.

The restatement of Hertz Holdings’ previously issued financial results has resulted in government investigations, books and records demands, and private litigation and could result in government enforcement actions and private litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.

Certain public disclosures made by Hertz Holdings prior to the Spin-Off have resulted in securities class action litigation. In addition, the New York Regional Office of the SEC is investigating the events disclosed in certain of Hertz Holdings' filings with the SEC and a state securities regulator and the United States Attorney's Office for the District of New Jersey also requested information regarding the same or similar events. Hertz Holdings expended, and Herc Holdings expects to continue to expend, significant resources investigating the claims underlying and defending this litigation and responding to the demands and

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

investigations. Moreover, we could become subject to private litigation or investigations, or one or more government enforcement actions, arising out of the misstatements in Hertz Holdings’ previously issued financial statements. While New Hertz and Herc Holdings have agreed to share any ultimate liability arising from proceedings of this nature pursuant to the separation and distribution agreement entered into in connection with the Spin-Off, we cannot reasonably estimate the potential exposure at this time. Further, although New Hertz will be managing such proceedings pursuant to the separation and distribution agreement, the proceedings may nonetheless require significant time and attention of our management and could have a material adverse impact on our financial condition, results of operations, liquidity and cash flows. For additional discussion of these matters, see Note 14, "Commitments and Contingencies" and Note 20, "Arrangements with New Hertz" to the notes to our consolidated financial statements in Part II, Item 8 of this Report.

Risks Related to the Spin-Off and Our Separation from New Hertz

Herc Holdings has limited operating history as a stand-alone public company, and our historical financial information for periods prior to July 1, 2016 is not necessarily representative of the results that we would have achieved as a separate, publicly traded company, and may not be a reliable indicator of our future results.

Due to the accounting treatment of the Spin-Off, which considers Herc Holdings to be the spinnee or divested entity, our historical financial information included in this Report for periods prior to July 1, 2016 is derived from the consolidated financial statements and accounting records of Hertz Holdings. Accordingly, the historical financial information included herein for such periods does not necessarily reflect the financial position, results of operations, and cash flows that we would have achieved as a separate, publicly traded company during those periods or those that we will achieve in the future, primarily as a result of the following factors:

•
Prior to the Spin-Off, our equipment rental business was operated by Hertz Holdings as part of its broader corporate organization, rather than as an independent company. Hertz Holdings or one of its affiliates performed various corporate functions for us, including accounting, corporate affairs, external reporting, human resources, information technology, legal services, risk management, tax administration, treasury, and certain governance functions (including internal audit and compliance with the Sarbanes-Oxley Act of 2002). As a result, our historical financial results for periods prior to July 1, 2016 reflect allocations of corporate expenses for these and similar functions. These allocations may be less than the comparable expenses we would have incurred (or may incur in the future) had we operated as a separate public company during such periods.

•
Prior to the Spin-Off, our equipment rental business was integrated with the vehicle rental business of Hertz Holdings, which is now operated by New Hertz following the Spin-Off. Historically, we shared economies of scale in costs, employees, systems, vendor relationships and customer relationships. The loss of these benefits could have a material adverse effect on our financial position, results of operations and cash flows going forward.

•
Generally, our working capital requirements and capital for our general corporate purposes, including capital expenditures and acquisitions, were historically satisfied as part of the enterprise-wide cash management policies of Hertz Holdings. Going forward, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements. The cost of capital for our business may be higher than Hertz Holdings’ cost of capital prior to the Spin-Off.

The adjustments and allocations we have made in preparing our historical combined financial statements may not fully reflect our operations during periods prior to the Spin-Off as if we had in fact operated as a stand-alone entity. In addition, other significant changes may occur in our cost structure, management, accounting processes, financing, risk profile and business operations as a result of operating as a public company separate from New Hertz.

We and New Hertz have assumed and will share responsibility for certain liabilities in connection with the Spin-Off, any of which could have a material adverse effect on our business, financial condition and results of operations.

Pursuant to the separation and distribution agreement entered into in connection with the Spin-Off, we assumed, among other things, liabilities associated with our equipment rental business and related assets, whether such liabilities arose prior to or subsequent to the Spin-Off, and have agreed to indemnify New Hertz for any losses arising from such liabilities, as well as any other liabilities we assumed pursuant to the separation and distribution agreement. We also will be responsible for a portion

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

(typically 15%) of certain shared liabilities not otherwise specifically allocated to us or New Hertz under the separation and distribution agreement. Although we will be responsible for a portion of these shared liabilities, New Hertz has the authority to manage the defense and resolution of them. The amount of such liabilities could be greater than anticipated and have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, New Hertz has assumed, among other things, liabilities associated with its vehicle rental business and related assets, whether such liabilities arose prior to or subsequent to the Spin-Off, and has agreed to indemnify us for any losses arising from such liabilities, as well as any other liabilities it assumed pursuant to the separation and distribution agreement. New Hertz also will be responsible for a portion (typically 85%) of certain shared liabilities not otherwise specifically allocated to New Hertz or us under the separation and distribution agreement. We rely on New Hertz to manage the defense and resolution of these shared liabilities. If New Hertz fails to satisfy its performance and payment obligations under the separation and distribution agreement, including its indemnification obligations, such failure could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If there is a determination that any portion of the Spin-Off transaction is taxable for U.S. federal income tax purposes, then we and our stockholders could incur significant U.S. federal income tax liabilities.

Hertz Holdings received a favorable private letter ruling from the Internal Revenue Service (the “IRS”) to the effect that, subject to the accuracy of and compliance with certain representations, assumptions and covenants, (i) the Spin-Off qualified as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the “Code”), and (ii) the internal spin-off transactions (collectively with the Spin-Off, the "Spin-Offs") qualified as tax free under Section 355 of the Code. A private letter ruling from the IRS generally is binding on the IRS. However, the IRS ruling does not rule that the Spin-Offs satisfied every requirement for a tax-free spin-off, and Hertz Holdings relied solely on opinions of its tax advisors to determine that such additional requirements were satisfied. The ruling and the opinions relied on certain facts, assumptions, representations and undertakings from Hertz Holdings and New Hertz regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Herc Holdings, its affiliates and its stockholders may not be able to rely on the ruling or the opinions of tax advisors and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax advisors, the IRS could determine on audit that the Spin-Offs and related transactions are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of Herc Holdings or New Hertz after the Spin-Off. If the Spin-Offs or related transactions are determined to be taxable for U.S. federal income tax purposes, we and, in certain cases, our stockholders could incur significant U.S. federal income tax liabilities, including taxation on the value of the New Hertz common stock in the Spin-Off.

If we take or fail to take actions that cause the Spin-Offs to fail to qualify as tax-free transactions, we could be required to indemnify New Hertz for any resulting taxes and related losses.

Under the tax matters agreement with New Hertz, if either Herc Holdings or New Hertz takes or fails to take any action (or permits any of its affiliates to take or fail to take any action) that causes the Spin-Offs to be taxable, or if there is an acquisition of the equity securities or assets of either party (or equity securities or assets of any member of that party's group) that causes the Spin-Offs to be taxable, that party will be required to indemnify the other party for any resulting taxes and related losses.

If any of the Spin-Offs were taxable to any of the applicable companies, such companies would recognize gain equal to the excess, if any, of the fair market value of the stock distributed over the tax basis in that stock, and Herc Holdings and its affiliates would have to pay tax on that gain. The amount of tax would be substantial, and the party causing the Spin-Off to be taxable may not have sufficient financial resources to operate its business after paying any resulting taxes and related losses.

We could incur significant tax liability if New Hertz fails to pay the tax liabilities attributable to it under the tax matters agreement.

Under U.S. federal income tax laws, Herc Holdings and New Hertz (or certain of its subsidiaries) are jointly and severally liable for Hertz Holdings’ federal income taxes attributable to certain periods prior to or including the 2016 taxable year of Hertz Holdings. Although the tax matters agreement allocates responsibility for tax liabilities between us and New Hertz, if New Hertz fails to pay

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

the taxes for which it is responsible under the tax matters agreement, we may be liable for these unpaid liabilities. Certain other jurisdictions may have similar rules.

Our ability to engage in financings, acquisitions and other strategic transactions using equity securities is limited because of the U.S. federal income tax requirements for a tax-free distribution.

Current tax law generally creates a presumption that the Spin-Off would be taxable to us (but not to our stockholders) if either we or New Hertz engages in, or enters into an agreement to engage in, a transaction that would result in a 50% or greater change (by vote or by value) in stock ownership during the two-year period after the June 30, 2016 distribution date, unless it is established that the transaction is not pursuant to a plan or series of transactions related to the Spin-Off.

To preserve the tax-free treatment of the Spin-Off, under the tax matters agreement with New Hertz, each of Herc Holdings and New Hertz is subject to restrictions (including restrictions on share issuances and redemptions, business combinations, sales of assets and similar transactions) that are designed to preserve the tax-free status of the Spin-Off. These restrictions may prevent us from entering into transactions that might be advantageous, such as issuing equity securities to satisfy financing needs or acquiring businesses or assets by issuing equity securities. Many of our competitors are not subject to similar restrictions, and therefore may have a competitive advantage over us in this regard.

The loss of Hertz’s brand and reputation could materially adversely affect our ability to attract and retain customers.

In Canada, where we are involved in litigation regarding the ownership of the name Herc, we operate under the name Hertz Equipment Rental pending the resolution of the litigation. In connection with the Spin-Off, we entered into an intellectual property agreement with New Hertz pursuant to which, among other things, we have been granted a license to continue to use certain intellectual property associated with the Hertz brand, which allows us to, among other things, continue using the name Hertz Equipment Rental outside the U.S. This licensing arrangement will only be effective for a period of four years after the Spin-Off to allow us to transition to our new brand. If we are not able to transition to our Herc name outside the U.S., it may adversely affect our ability to attract and retain customers, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Spin-Off may be challenged by creditors as a fraudulent transfer or conveyance.

If, under relevant federal and state fraudulent transfer and conveyance statutes, in a bankruptcy or reorganization case or a lawsuit by or on behalf of unpaid creditors of New Hertz, a court were to find that (i) the Spin-Off and related transactions were undertaken with the intent of hindering, delaying or defrauding current or future creditors of New Hertz, or (ii) at the time that Hertz Holdings undertook the Spin-Off and related transactions, New Hertz was insolvent, or was rendered insolvent, by reason of the completion of the Spin-Off and related transactions, then the court could rescind the Spin-Off or, under certain circumstances, require Herc Holdings to fund liabilities of New Hertz for the benefit of creditors.

The measure of insolvency for purposes of the foregoing considerations will vary depending upon the law of the jurisdiction that is being applied in the relevant legal proceeding. Generally, however, New Hertz would be considered insolvent if, at the time that Hertz Holdings undertook the Spin-Off and related transactions, either:

•	the sum of New Hertz’s debts, including contingent liabilities, was greater than its assets, at a fair valuation; or

•
the fair saleable value of New Hertz’s assets was less than the amount required to pay the probable liability on its total existing debts and liabilities, including contingent liabilities, as they become absolute and matured.

We cannot give you any assurance as to what standards a court would use to determine whether New Hertz was solvent at the relevant time, or whether, whatever standard was used, the Spin-Off would be rescinded or other liabilities would be imposed on us on another of the grounds described above. We believe that no basis exists to challenge the Spin-Off as a fraudulent transfer or conveyance under the foregoing standards. However, in reaching such conclusion we have relied upon the advice of Hertz Holdings’ management and its third party advisors whose analysis was based on certain projections and other assumptions. We cannot assure you, however, that a court would reach the same conclusion.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

If the Spin-Off was not a legal dividend, it could be held invalid by a court and have a material adverse effect on our business, financial condition and results of operations.

The declaration of the distribution of shares of New Hertz common stock made to effect the Spin-Off is governed by the Delaware General Corporation Law (the “DGCL”). Under the DGCL, there are certain restrictions on a corporation’s ability to distribute its property, including the shares of the common stock of a subsidiary, as a dividend. Generally, under the DGCL, a dividend may only be paid out of the corporation’s surplus or its net profits. If the Spin-Off is found invalid under the DGCL, a court could seek to have the Spin-Off rescinded. The resulting complications, costs and expenses could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

Our business is cyclical and a slowdown in economic conditions or adverse changes in the economic factors specific to the industries in which we operate, in particular construction and industrial, could have a material adverse effect on our liquidity, cash flows and results of operations.

A substantial portion of our revenues are derived from the rental of equipment in the in the non-residential construction market, and the general industrial market, which includes upstream oil and gas, which are cyclical in nature. For example, a decline in construction or industrial activity could lead to a decrease in the demand for our rental equipment and intensified price competition from other equipment rental industry participants. Similarly, declines in oil or gas prices could lead to a significant slowdown in activity in the oil and gas industry, could negatively affect our rentals to participants in this industry and extend to other markets that we serve. Demand for our rentals is susceptible to market trends in oil and gas prices which have historically been volatile and are likely to continue to be volatile. In 2016, upstream oil and gas markets represented approximately 16.6% of our equipment rental revenue. Worsening of economic conditions, in particular with respect to North American construction and industrial activities or in the oil and gas industry, could have an adverse effect on demand for our products and services within those industries and extend to other markets that we serve, and could therefore adversely affect our business, financial condition and results of operations.

The following factors, among others, may cause weakness in our markets, either temporarily or long-term:

•	a decrease in anticipated expected levels of infrastructure spending;

•	a decrease in the expected levels of rental versus ownership of equipment;

•	the level of supply and demand for oil and natural gas;

•
government regulations and policies, including the policies of governments regarding exploration for, and production and development of, oil and natural gas reserves or for infrastructure improvements or expansions;

•	the level of oil production by non-OPEC countries and the available excess production capacity within OPEC;

•	an increase in the cost of construction materials;

•	a lack of availability of credit;

•	an increase in interest rates; and

•	terrorism or hostilities involving the United States, Canada or the international markets we serve.

Our business depends on the levels of capital investment and maintenance expenditures by our customers, which in turn are affected by numerous factors, including the level of economic activity in their industries, the state of domestic and global economies, global energy demand, the cyclical nature of their markets, expectations regarding government spending on infrastructure improvements or expansions, their liquidity and the condition of global credit and capital markets.

Our rental equipment is used in a wide variety of large markets, including residential and commercial construction, general industrial, energy, processing, manufacturing, infrastructure, facility maintenance government and entertainment production, many of which are cyclical in nature. The demand for our rental equipment is directly affected by the level of economic activity in these industries, which means that when these industries experience a decline in activity, there is likely a corresponding decline in the demand for our rental equipment. This could materially adversely affect our results of operations. Worsening of economic conditions or not achieving anticipated levels of economic expansion, in particular with respect to North American construction or industrial activities,

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

which includes upstream oil and gas, could result in further weakness in our markets and materially adversely affect our business, financial condition and results of operations.

Trends in oil and natural gas prices could adversely affect the level of business activity, capital investments and maintenance expenditures of certain of our customers in key markets (outside of upstream oil and gas), as well as customers in the upstream oil and gas markets, and the demand for our services and products.

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress near-term levels of exploration, development and production activity, and is likely to extend beyond the upstream oil and gas markets and depress business activity in our key markets, which could have a material adverse effect on our business, financial condition and results of operations. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies and related service providers can similarly reduce or defer capital investment or maintenance expenditures by companies in our key markets, as well as in the upstream oil and gas markets.

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

We may have difficulty obtaining the resources that we need to operate, or our costs to do so could increase significantly, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As a stand-alone company, we have incurred and will continue to incur significant additional recurring costs to replace certain systems, technology, services and employees that remained with New Hertz. Historically, we have been able to take advantage of the size and purchasing power of the combined Hertz Holdings organization in procuring technology and services, including, among other things, information technology support, credit card processing services, consulting services, employee benefit support and audit services. As a separate public company, we are a smaller company than the former Hertz Holdings, and we may not be able to obtain systems, technology, services and human resources on terms as favorable as those available to us prior to the Spin-Off.

In addition, we have engaged and will continue to engage the services of various consultants and professionals to support our internal resources as we assess, develop and implement our own processes, systems and controls. Due to the scope and complexity of the underlying projects relative to these efforts, the total cost of these services could be materially higher than our estimates, and may extend for a longer period of time than expected.

We also pay fees under a transition services agreement we entered into in connection with the Spin-Off, pursuant to which New Hertz or one of its affiliates provides us with certain corporate services (consisting of IT, tax and human resources services) on a transitional basis. Because the transition services agreement was negotiated in the context of a parent-subsidiary relationship (i.e., between Hertz Holdings and New Hertz prior to the Spin-Off), the terms of the agreement may be less favorable to us than those that would be agreed to by parties bargaining at arm’s length for similar services and the fees charged for the services may be higher than the costs reflected in the allocations in our historical financial results. While such services are being provided to us under the transition services agreement, our operational flexibility to modify or implement changes in such services or the amounts we pay for them will be limited. Further, at the end of the term of the transition services agreement, or earlier if New Hertz fails to perform its obligations thereunder, we may be unable to obtain replacement services on terms as favorable as those contained in the transition services agreement. If we do not have our own adequate systems and business functions in place to replace the services performed by New Hertz under the transition services agreement, or are unable to obtain them from other providers, we may not be able to operate our business effectively.

If we are unable to obtain the resources and services required to operate our business on terms comparable to those available to us prior to the Spin-Off, or if our costs increase significantly due to the above factors or others, our business, financial condition, results of operations and cash flows could be materially adversely affected.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

We face intense competition, including from our own suppliers, that may lead to downward pricing or an inability to increase prices.

The markets in which we operate are highly competitive. Competitive factors in our industry include increased price competition, the importance of customer loyalty, changes in market penetration, the introduction of new equipment, services and technology by competitors, changes in marketing, product diversity and quality and the ability to supply equipment and services to customers in a timely, predictable manner. Because we do not have multi-year contractual arrangements with many of our customers, these competitive factors could cause our customers to cease renting our equipment and shift suppliers quickly.

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

We face competition from traditional rental companies as well as our own suppliers. We purchase our rental equipment from leading, globally-known original equipment manufacturers. Under our supplier arrangements, the suppliers may appoint additional distributors, elect to sell or rent directly to our customers or unilaterally terminate their arrangements with us at any time without cause. Any such actions could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows due to a reduction of, or an inability to increase, our revenues.

Due to seasonality, especially in the construction industry, any occurrence that disrupts rental activity during our peak periods could materially adversely affect our results of operations, liquidity and cash flows.

Significant components of our expenses are fixed in the short-term, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and certain staffing costs. Seasonal changes in our revenues do not alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher, and lower profitability in periods when our revenues are lower. Our business, especially in the construction industry, has historically experienced lower levels of business from December until late spring and heightened activity during our third and fourth quarter until December. Any occurrence that disrupts rental activity during this period of heightened activity, including adverse weather conditions such as prolonged periods of cold, rain, blizzards, hurricanes or other severe weather patterns, could have a disproportionately adverse effect on our business, results of operations, liquidity and cash flows.

Doing business in foreign countries exposes us to a number of additional risks, including complying with foreign and local laws and regulations that may conflict with U.S. laws and those under anticorruption, competition, economic sanctions and anti-boycott regulations, that may materially adversely affect our business, financial condition, results of operations, liquidity and cash flows.

We currently operate in a number of foreign countries. Operating in different countries exposes us to varying risks, which include: (i) multiple, and sometimes conflicting, foreign regulatory requirements and laws that are subject to change, including laws relating to taxes, insurance rates, insurance products, consumer privacy, data security, employment matters, cost and fee recovery, and the protection of our trademarks and other intellectual property; (ii) the effect of foreign currency translation risk; (iii) varying tax regimes, including consequences from changes in applicable tax laws; (iv) local ownership or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations; and (v) political and economic instability, natural calamities, war and terrorism. The failure to comply with international laws could have an adverse effect on us that is disproportionate to the relative size of our foreign operations.

Our international operations are also subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act ("FCPA"), economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control ("OFAC") and the anti-boycott regulations administered by the U.S. Department of Commerce's Office of Antiboycott Compliance. As a result of doing business in foreign countries, we are exposed to a heightened risk of violating these and other laws. As part of our business, we regularly deal with foreign officials for regulatory purposes and may deal with state-owned

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, the provisions of the U.K. Bribery Act of 2010 extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects. Some of the international locations in which we operate lack a developed legal system and have relatively higher levels of corruption. Economic sanctions programs restrict our business dealings with certain sanctioned countries and other sanctioned individuals and entities. Violations of anti-corruption laws, competition laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment (or other loss of business) from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist our compliance with applicable laws and regulations; however, there can be no assurance that they will effectively prevent us from violating these laws and regulations in every transaction in which we may engage. A violation of legal requirements could materially and adversely affect our reputation, business, financial condition, results of operations and cash flows.

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

Our success as an independent company will depend on our senior management team, the ability of other new employees to learn their new roles, and our ability to attract and retain key management and other key personnel.

Our ability to execute on our business plan and succeed as an independent company depends upon the contributions of our senior management team, the members of which are relatively new to our organization, as well as other key personnel, such as our dedicated sales force. In preparation for the Spin-Off, we substantially changed our senior management team and replaced many of the other employees performing key functions at our corporate headquarters. In addition, in connection with the transition of Hertz Holdings’ corporate offices from Park Ridge, New Jersey to Bonita Springs, Florida, we have replaced many other employees in key functions. Similarly, we intend to move our Shared Services Center from Oklahoma City, Oklahoma to Bonita Springs, Florida, which will result in additional employee changes. Because of these personnel changes, we could experience inefficiencies or a lack of business continuity due to the new employees’ lack of historical knowledge and lack of familiarity with the business processes, operating requirements, policies and procedures, and key information technologies and related infrastructure used in our day-to-day operations and financial reporting. We may also experience additional costs as new employees learn their roles and gain necessary experience, in addition to the cost of hiring new individuals in the new location. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. Further, if we cannot meet our needs for information technology staff, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems.

If we were to lose the services of any one or more members of our senior management team or other key personnel, whether due to death, disability, resignation or termination of employment, our ability to successfully implement our business strategy, financial plans, marketing and other objectives could be significantly impaired. In addition, if we are unable to attract qualified employees to perform functions in Bonita Springs, we may not be able to execute our business plan.

Some or all of our deferred tax assets could expire if we experience an “ownership change” as defined in Section 382 of the Code.

An "ownership change" could limit our ability to utilize tax attributes, including net operating losses, capital loss carryovers, excess foreign tax carryforwards, and credit carryforwards, to offset future taxable income. As of December 31, 2016, we had unutilized U.S. federal net operating loss carryforwards of approximately $224.3 million (which begin to expire in 2026). Our ability to use such tax attributes to offset future taxable income and tax liabilities may be significantly limited if we experience an "ownership change" as defined in Section 382(g) of the Code. In general, an ownership change will occur if and when the percentage of Herc Holdings’ ownership (by value) of one or more "5-percent shareholders" (as defined in the Code) has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the prior three years (calculated

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

on a rolling basis). An entity that experiences an ownership change generally should be subject to an annual limitation on its pre-ownership change tax loss carryforward which accumulates each year to the extent that there is any unused limitation from a prior year. The limitation on our ability to utilize tax losses and credit carryforwards arising from an ownership change under Section 382 depends on the value of our equity at the time of any ownership change. If we were to experience an "ownership change,” it is possible that a significant portion of our tax loss carryforwards could expire before we would be able to use them to offset future taxable income. Many states have adopted the federal Section 382 rules and therefore have similar limitations with respect to state tax attributes.

Changes in the legal and regulatory environment that affect our operations, including with respect to taxes, consumer rights, privacy, data security and employment matters, could disrupt our business, increase our expenses or otherwise have a material adverse effect on our results of operations.

We are located in 41 states in the United States and nine provinces in Canada, and also have other international operations. Our operations expose us to a number of national, state, local and foreign laws and regulations, in addition to legal, regulatory and contractual requirements we face as a government contractor. These laws and regulations address multiple aspects of our operations, including taxes, worker safety, consumer rights, privacy, data security and employment matters and also may impact other areas of our business. There are often different requirements in different jurisdictions. Changes in government regulation of our businesses have the potential to materially alter our business practices or our profitability. Depending on the jurisdiction, those changes may come about through the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have both a retroactive and prospective effect; this is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have either more or less impact on us than on our competitors, depending on the circumstances. Changes in any of these requirements, or any material failure by us to comply with them, could negatively impact our reputation, reduce our business, require significant management time and attention and generally otherwise adversely affect our financial position, results of operations or cash flows.

An impairment of our goodwill or our indefinite-lived intangible assets could have a material adverse non-cash impact on our financial condition and results of operations.

We review our goodwill and indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and at least annually. Our goodwill and indefinite-lived intangible assets comprised approximately 10% of our total assets as of December 31, 2016. If economic deterioration occurs, we may be required to record charges for goodwill or indefinite-lived intangible asset impairments in the future, which could have a material adverse non-cash impact on our financial condition and results of operations.

Other Operational Risks:

Any decline in our relationships with our key national account customers or the amount of equipment they rent from us could materially adversely affect our business, financial position, results of operations and cash flows.

Our business depends on our ability to maintain positive relations with our key national account customers, which accounted for 48% of our rental revenue in 2016. Although we have established and maintain significant long-term relationships with these customers, we cannot assure you that all of these relationships will continue at current levels or on current terms. Our contracts with our customers generally do not obligate them to rent equipment from us. Revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue in future periods or, if continued, may not reach or exceed historical levels in any period. Further, if our key customers fail to remain competitive in their respective markets or encounter financial or operational problems, our business, financial position, results of operations and cash flows may be materially adversely affected.

Our equipment rental fleet is subject to residual value risk upon disposition, and may not sell at the prices we expect.

The market value of our equipment at the time of its disposition could be less than its estimated residual value or its depreciated value at such time. A number of factors could affect the value received upon disposition of our equipment, including:

•	the market price for similar new equipment;

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

•	the age of the equipment, wear and tear on the equipment relative to its age and the performance of preventive maintenance;

•	the time of year that it is sold;

•	the supply of used equipment relative to the demand for used equipment, including as a result of changes in economic conditions or conditions in the markets that we serve;

•	inventory levels at original equipment manufacturers; and

•	the existence and capacities of different sales outlets.

A sale of equipment below its depreciated value could adversely affect our results of operations. Accordingly, decisions to reduce the size of our equipment rental fleet in the event of an economic downturn or to respond to changes in rental demand are subject to the risk of loss based on the residual value of rental equipment.

We may be unable to protect our trade secrets and other intellectual property rights, and our business could be harmed as a result.

We rely on trade secrets to protect our know-how and other proprietary information, including pricing, purchasing, promotional strategies, customer lists and/or supplier lists. However, trade secrets are difficult to protect. While we believe we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors or advisors may unintentionally or willfully disclose our information to competitors. In addition, any confidentiality agreements executed to protect these assets may not be enforceable or provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. The effects of these risks may materially adversely affect our business, results of operations, liquidity and cash flows.

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

Our business is heavily reliant upon communications networks and centralized IT systems and the concentration of our systems creates or increases risks for us, including the risk of the misuse or theft of information as a result of cyber security breaches or otherwise, which could harm our brand, reputation or competitive position and give rise to material liabilities.

We rely heavily on communication networks and IT systems, including the Internet, to process rental and sales transactions, manage our pricing, manage our equipment fleet, manage our financing arrangements, account for our activities and otherwise conduct our business. Our major IT systems and accounting functions are centralized in a few locations. Any disruption, termination or substandard provision of these services, whether as the result of computer or telecommunications issues (including operational failures, computer viruses or security breaches), localized conditions (such as a power outage, fire or explosion) or events or circumstances of broader geographic impact (such as an earthquake, storm, flood, other natural disaster, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal operations.

We regularly possess, store and handle non-public information about individuals and businesses, including both credit and debit card information and other sensitive and confidential personal information. In addition, our customers regularly transmit confidential information to us via the Internet and through other electronic means. Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may contain defects in design or manufacture or other problems that could compromise information security. Unauthorized parties also may attempt to gain access to our systems or facilities, or those of third parties with whom we do business. Many of the techniques used to obtain unauthorized access, including viruses, worms and other malicious software programs, are difficult to anticipate until launched against a target and we may be unable to implement adequate preventative measures.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

A compromise of our security systems resulting in unauthorized access to certain personal information about our customers, distributors or employees could adversely affect our corporate reputation as well as our operations, and could result in litigation against us or the imposition of penalties. Security breaches can create system disruptions, shutdowns or unauthorized disclosure of confidential information, which could result in financial damage or loss. Most states have enacted laws requiring companies to notify individuals and often state authorities of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which would harm our reputation and brand, and may cause our customers and employees to lose confidence in the effectiveness of our data security measures. As a result, a security breach could cause the loss of customers and could also require that we expend significant additional resources related to our information security systems.

In addition, we outsource a significant portion of our information technology services and, under a transition services agreement entered into with New Hertz in connection with the Spin-Off, we are reliant upon New Hertz for continued service with several information technology systems. Therefore, we are also susceptible to disruptions, failures and breaches of the systems maintained by New Hertz and our other outsourced providers, which we do not control. Any disruption, failure, breach or poor performance of any of these systems could lead to lower revenues, increased costs or other material adverse effects on our business and results of operations.

Failure to maintain, upgrade and consolidate our information technology networks could materially adversely affect us.

We continue to upgrade and consolidate our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality, acquiring new systems with new functionality and outsourcing certain information technology services. These types of activities subject us to additional costs and inherent risks associated with outsourcing, replacing and changing these systems, including impairment of our ability to manage our business, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, demands on management time, and other risks and costs of delays or difficulties in transitioning to outsourcing alternatives or new systems or of integrating new systems into our current systems. We rely on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. Further, the software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner.

In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, maintenance or adequate support of existing systems or our outsourcing initiatives could disrupt or reduce the efficiency of our business operations and could have an adverse effect on our operations if not anticipated and appropriately mitigated. Our competitive position may be adversely affected if we are unable to maintain systems that allow us to manage our business in a competitive manner. Additionally, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations.

We may face issues with our union employees.

Labor contracts covering the terms of employment of approximately 250 employees in the U.S. and 175 employees in Canada are presently in effect under approximately 20 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Union of Operating Engineers. These contracts are renegotiated periodically. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

We are exposed to a variety of claims and losses arising from our operations, and our insurance may not cover all or any portion of such claims.

We are exposed to a variety of claims arising from our operations, including (i) claims by third parties for injury or property damage arising from the operation of our equipment or acts or omissions of our personnel and (ii) workers’ compensation claims. We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

for liability and property damage arising from the operation of equipment rented from us. We also are exposed to risk of loss from damage to our equipment and resulting business interruption. Our responsibility for such claims and losses is increased when we waive the provisions in certain of our rental contracts that hold a renter responsible for damage or loss under an optional loss or damage waiver that we offer. We mitigate our exposure to large liability losses arising from such claims by maintaining general liability, workers' compensation and vehicle liability insurance coverage through unaffiliated carriers in such amounts as we deem adequate in light of the respective hazards, where such insurance is available on commercially reasonable terms. We self-insure against losses associated with other risks not covered by these insurance policies.

Moreover, in the event that insurance coverage does apply, we will bear a portion of the associated losses through the application of deductibles and self-insured retention in the insurance policies. For a company our size, such deductibles or self-insured retention could be substantial. There is also no assurance that insurance policies of these types will be available for purchase or renewal on commercially reasonable terms, or at all, or that the premiums and deductibles under such policies will not substantially increase, including as a result of market conditions in the insurance industry.

If we were to incur one or more liabilities that are significant, individually or in the aggregate, where we are not fully insured, that we self-insure against or that our insurers dispute, it could have a material adverse effect on our financial condition. Even with adequate insurance coverage, we still may experience a significant interruption to our operations as a result of third party claims or other losses arising from our operations.

Environmental, health, and safety laws and regulations and the costs of complying with them, or any change to them impacting our markets, could materially adversely affect our financial position, results of operations or cash flows.

Our operations are subject to numerous national, state, provincial and local laws and regulations governing environmental protection and occupational health and safety matters. These laws govern such issues as wastewater, storm water, solid and hazardous wastes and materials, air quality and matters of workplace safety. Under these laws and regulations, regardless of fault we may be liable for, among other things, the cost of investigating and remediating contamination at our sites as well as sites to which we sent hazardous wastes for disposal or treatment, and also fines and penalties for non-compliance. We use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from storage tanks at certain of our locations. We cannot predict the potential financial impact on our business if new adverse environmental, health, or safety conditions are discovered, or environmental, health, and safety requirements become more stringent. If we are required to incur environmental, health, or safety compliance or remediation costs that are not currently anticipated by us, our financial position, results of operations or cash flows could be materially adversely affected, depending on the magnitude of the cost.

In addition, the U.S. Congress and other legislative and regulatory authorities in the United States and internationally have considered, and likely will continue to consider, numerous measures related to climate change, greenhouse gas emissions and other laws and regulations affecting our end markets, such as oil, gas and other natural resource extraction. Should such laws and regulations become effective, demand for our services could be affected, our fleet and/or other costs could increase and our business could be materially adversely affected.

Decreases in national, state, provincial, local or foreign governmental spending may have a material adverse effect on our results of operations and a lack of or delay in additional infrastructure spending may have a material adverse effect on our share price.

Some of our customers provide services to federal, state, provincial, local or foreign government entities and agencies. Often such customers require equipment rental for a variety of projects, including construction or infrastructure improvement or expansion projects. If government entities and agencies reduce spending or allocate future funding in a manner which results in fewer construction or infrastructure improvement or expansion projects, then our customers may no longer require the same amount of equipment rental to complete projects, and they could reduce their business with us. A prolonged decrease in such government spending may have a material adverse effect on our results of operations.

Further, following the recent U.S. elections, many observers expect a significant increase in government spending on infrastructure projects which, if realized, could positively impact our business. However, those projects often require an extended period of time from concept to approval to funding before the project can commence. In addition, it is possible that such spending may be delayed

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

significantly or may never be realized. There can be no assurance that such spending will occur or that we will benefit from any increase in spending.

We incur maintenance and repair costs associated with our equipment rental fleet that could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows in the event these costs are greater than anticipated.

As our fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, and the risk of fleet equipment being out of service, generally increase. As of December 31, 2016, the average age of our rental equipment fleet was approximately 48 months. Determining the optimal age at disposition for our rental equipment is subjective and requires considerable estimates by management. We have made estimates regarding the relationship between the age of our rental equipment, the maintenance and repair costs, the availability of our fleet and the market value of used equipment. It is possible that we may allow the average age of our rental equipment fleet to increase, which would increase our costs for maintenance and repair and likely would negatively impact the market value of such equipment at the time of its disposition. If maintenance and repair costs are higher than estimated or in-service times or market values of used equipment are lower than estimated, our financial condition, results of operations, liquidity and cash flows could be materially adversely affected.

Part of our strategy includes pursuing strategic transactions, which could be difficult to identify and implement, and could disrupt our business or change our business profile significantly.

We may opportunistically consider the acquisition of other companies or service lines of other businesses that either complement or expand our existing business, or we may consider the divestiture of some of our businesses. Any acquisitions or divestitures we may seek to consummate will be subject to the negotiation of definitive agreements, satisfactory financing arrangements and applicable governmental approvals and consents, including under applicable antitrust laws, such as the Hart-Scott-Rodino Act. We cannot assure you that we will be able to identify suitable transactions and, even if we are able to identify such transactions, that we will be able to consummate any such acquisitions or divestitures on acceptable terms. Any future acquisitions or divestitures we pursue may involve a number of risks, including, some or all of the following:

•	the diversion of management’s attention from our core business;

•	the disruption of our ongoing business;

•	inaccurate assessment of undisclosed liabilities;

•	potential known and unknown liabilities of the acquired or divested businesses and lack of adequate protections or potential related indemnities;

•	the inability to integrate our acquisitions without substantial costs, delays or other problems;

•	the loss of key customers or employees of the acquired or divested business;

•	increasing demands on our operational systems;

•	the integration of information systems and internal controls; and

•	possible adverse effects on our reported results of operations or financial position, particularly during the first several reporting periods after an acquisition or divestiture is completed.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

acquisitions. If we were to undertake an acquisition by issuing equity securities or equity-linked securities, the acquisition may have a dilutive effect on the interests of the holders of our common stock.

A significant divestiture would, in the short term, result in loss of revenues and possibly earnings, and could require the amendment or refinancing of our outstanding indebtedness or a portion thereof.

Risks Related to Our Substantial Indebtedness

Our substantial level of indebtedness exposes or makes us more vulnerable to a number of risks that could materially adversely affect our financial condition, results of operations, cash flows, liquidity and ability to compete.

As of December 31, 2016, we had total outstanding debt of approximately $2.2 billion, including our outstanding Notes and the amount drawn under our asset-based revolving credit facility. This substantial indebtedness requires us to dedicate a significant portion of our cash flows from operations and investing activities to make payments on our debt, which reduces the amount available for working capital, capital expenditures or other general corporate purposes and which decreases our profitability and cash flow. We cannot assure you that we will maintain financing activities and cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In addition, our indebtedness could materially adversely affect us. For example, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our credit facilities, resulting in possible defaults on, and acceleration of, such indebtedness; (ii) be difficult to refinance or borrow additional funds in the future; (iii) increase our vulnerability to, and limit our flexibility to plan for, or react to, general adverse economic and industry conditions, (iv) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; and (v) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins. There is also a risk that one or more of the financial institutions providing commitments under our revolving credit facilities could fail to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected. Our ability to manage these risks will depend, among other things, on financial market conditions as well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described above under “‒ Risks Related to Our Business.”

If our capital resources (including borrowings under our financing arrangements and access to other refinancing indebtedness) and operating cash flows are not sufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced, among other things, to do one or more of the following: (i) sell certain of our assets; (ii) reduce the size of our equipment rental fleet; (iii) reduce or delay capital expenditures; (iv) obtain additional equity capital; (v) forgo business opportunities, including acquisitions and joint ventures; or (vi) restructure or refinance all or a portion of our debt before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. If we cannot refinance or otherwise pay our obligations as they mature and fund our liquidity needs, our business, financial condition, results of operations, cash flows, liquidity, ability to obtain financing and ability to compete could be materially adversely affected.

Substantially all of our consolidated assets secure certain of our indebtedness, which could materially adversely affect our business and holders of our debt and equity.

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

Because substantially all of our assets are encumbered under financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have a material adverse effect on our financial flexibility and liquidity and force us to attempt to incur additional unsecured indebtedness, which may not be available to us.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

An increase in interest rates or in our borrowing margin would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our indebtedness bears interest at floating rates, which increases our vulnerability to general adverse economic and industry conditions (such as economic cycles and credit-related disruptions), including interest rate fluctuations. To the extent we have not hedged against rising interest rates, an increase in the applicable benchmark interest rates would increase our cost of servicing our debt and could reduce our profitability and materially adversely affect our results of operations.

In addition, we may in the future seek to refinance our indebtedness. If interest rates or our borrowing margins increase between the time an existing financing arrangement was consummated and the time such financing arrangement is refinanced, the cost of servicing our debt would increase and our results of operations and liquidity could be materially adversely affected.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks described above.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

The market price of our common stock may fluctuate significantly.

Prior to the Spin-Off, there had been no public market for the common stock of Herc Holdings, as a public company separate from New Hertz, which now operates Hertz Holdings’ vehicle rental business. The market price of Herc Holdings common stock could fluctuate significantly due to a number of factors, including:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our financial position, results of operations, liquidity or cash flows;

•	ongoing remediation of, and developments regarding, weaknesses in our internal control over financial reporting;

•	the public reaction to our press releases, our other public announcements and our filings with the SEC;

•	announcements by us or our competitors of significant acquisitions, dispositions, innovations or new programs and services;

•	comments by institutional investors or media reports regarding our Company, business or industry;

•
changes in earnings or other financial estimates and recommendations by securities analysts following our stock, research and reports that industry or securities analysts may publish about us or the rental industry or the failure of securities analysts to cover our common stock;

•	changes in our ability to meet analyst estimates;

•	purchases or sales of large blocks of our stock by institutional investors;

•	the operating and stock price performance of other comparable companies;

•	general economic conditions and fluctuations in the overall market and the markets served by our customers, including oil and gas, non-residential construction and industrial end markets;

•	anticipated spending by government entities or agencies on infrastructure improvement or expansion projections, or the lack of, delay in or reduction in spending on such projects; and

•	the trading volume of our common stock.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

In addition, the realization of any of the risks described in these “Risk Factors” could have a material and adverse impact on the market price of our common stock in the future and cause the value of your investment to decline. The securities of many companies and the stock market in general have experienced extreme price and volume volatility that has often been unrelated to the operating performance of particular companies. These fluctuations may adversely affect the trading price of our common stock, regardless of our actual performance. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against the company. If we were to be involved in a class action lawsuit, it could divert the attention of senior management, and, if adversely determined, have a material adverse effect on our business, results of operations and financial condition.

The market price of our common stock could decline as a result of the sale or distribution of a large number of shares of our common stock in the market or the perception that a sale or distribution could occur. These factors also could make it more difficult for us to raise funds through future offerings of our common stock.

We are unable to predict whether significant amounts of our common stock will be sold in the open market or the potential negative effects that these sales could have on the price of our common stock. Certain shareholders, most notably affiliates of Carl Icahn and Mario Gabelli, have accumulated significant amounts of our common stock. Sales or distributions of substantial amounts of our common stock in the public market, or the perception that such sales or distributions will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future. As of December 31, 2016, there were 28.3 million shares of our common stock outstanding, which are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless held or acquired by our “affiliates” as that term is defined in Rule 144 under the Securities Act. In addition, all shares of our common stock acquired upon exercise of stock options and other equity-based awards granted under stock incentive plans also will be freely tradable under the Securities Act unless acquired by our affiliates. A maximum of 2.2 million shares of common stock are reserved for issuance under our stock incentive plan, some of which have been issued as of the date of this Report.

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

Our Certificate of Incorporation and By-Laws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include:

•
limitations on the right of stockholders to remove directors, although such limitations expire upon the completion of the declassification of our Board of Directors at the 2017 annual meeting of stockholders;

•
granting to our Board of Directors sole power to set the number of directors and to fill any vacancy on the Board of Directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•
the ability of our Board of Directors to designate and issue one or more series of preferred stock without stockholder approval, the terms of which may be determined at the sole discretion of our Board of Directors;

•	prohibiting our stockholders from acting by written consent;

•	prohibiting our stockholders from calling special meetings of stockholders;

•	the absence of cumulative voting; and

•	advance notice requirements for stockholder proposals and nominations for election to the Board of Directors at stockholder meetings.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

We believe that these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is in our best interests and that of our stockholders. Any or all of the foregoing provisions could limit the price that some investors might be willing to pay for shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. PROPERTIES

As of December 31, 2016 we had approximately 270 locations primarily in the United States and Canada, with locations also in China, the United Kingdom, Saudi Arabia and Qatar. We also operate regional headquarters, sales offices and service facilities in the foregoing countries in support of our equipment rental operations. Our principal executive offices are located at 27500 Riverview Center Blvd., Bonita Springs, Florida, 34134.

As of December 31, 2016, we owned approximately 25% of the locations from which we operate our equipment rental business, with the remainder leased. Those leases are typically triple net leases, where Herc is responsible for the ongoing expenses of the property, including real estate taxes, insurance, and maintenance, in addition to paying rent and utilities.
Our rental locations generally are located in industrial or commercial zones. A growing number of locations have highway or major thoroughfare visibility. The typical location includes a customer reception area, an equipment service area and storage facilities for equipment. Most branches have stand-alone maintenance and fueling facilities and showrooms.
ITEM 3. LEGAL PROCEEDINGS

From time to time we are a party to various legal proceedings. Summarized below are the most significant legal proceedings to which we are a party.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Hertz Holdings made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings responded to the amended complaint by filing a motion to dismiss. After a hearing in October 2014, the court granted Hertz Holdings’ motion to dismiss the complaint. The dismissal was without prejudice and plaintiff was granted leave to file a second amended complaint. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period such that it was not alleged to have commenced until May 18, 2013 and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, this case was assigned to a new federal judge in the District of New Jersey, and Hertz Holdings responded to the second amended complaint by filing another motion to dismiss. On July 22, 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice and ordered that plaintiff could file a third amended complaint. In August 2015, plaintiff filed a third amended complaint which included additional allegations, named additional then-current and former officers as defendants and expanded the putative class period such that it was alleged to span from February 14, 2013 to July 16, 2015. In November 2015, Hertz Holdings filed its motion to dismiss. Thereafter, a motion was made by plaintiff to add a new plaintiff, because of challenges to the standing of the first plaintiff. The court granted plaintiffs leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint in its entirety with prejudice on March 24, 2016, and plaintiff filed its opposition to same on May 6, 2016. On June 13, 2016, Hertz Holdings and the individual defendants filed their reply briefs in support of their motions to dismiss. The matter is now fully briefed. The Company believes that it has valid and meritorious defenses and New Hertz, which is responsible for managing this matter, has informed the Company that it intends to vigorously defend against the complaint, but litigation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. It is possible that this matter could be decided unfavorably to the Company. The Company is currently unable to reasonably estimate the range of these possible losses, but they could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

Governmental Investigations - In June 2014, Hertz Holdings was advised by the staff of the New York Regional Office of the SEC that it is investigating the events disclosed in certain of Hertz Holdings’ filings with the SEC. In addition, in December 2014 a state securities regulator requested information from Hertz Holdings regarding the same or similar events. Starting in June 2016, Hertz Holdings and New Hertz have had communications with the United States Attorney’s Office for the District of New Jersey regarding the same or similar events. New Hertz is responsible for managing these matters. The investigations and communications generally involve the restatements included in Hertz Holdings’ 2014 Form 10-K and related accounting for prior periods. Among other matters, the restatements included in Hertz Holdings’ 2014 Form 10-K addressed a variety of accounting matters involving THC's former Brazil vehicle rental operations. Hertz

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 3. LEGAL PROCEEDINGS (Continued)

Holdings identified certain activities by THC's former vehicle rental operations in Brazil that may raise issues under the Foreign Corrupt Practices Act and other federal and local laws. THC has self-reported these issues to appropriate government entities, and these issues continue to be investigated. The Company has and intends to continue to cooperate with all governmental requests related to the foregoing. At this time, the Company is currently unable to predict the outcome of these proceedings and issues or to reasonably estimate the range of possible losses, which could be material.

The information concerning other legal proceedings involving us contained in Note 14, "Commitments and Contingencies" of our consolidated financial statements included in Part II, Item 8 of this Report is incorporated by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "HRI." On March 10, 2017, there were 1,386 registered holders of our common stock. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported by the NYSE:

2016	High	Low
3rd Quarter	$37.48	$29.28
4th Quarter	$42.95	$28.66

Share Repurchase Program

In March 2014, Hertz Holdings announced a $1.0 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits the Company, as the successor to Hertz Holdings, to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or in any specific amount. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, contractual restrictions and other factors. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. During 2015, Hertz Holdings repurchased 2.5 million shares (on a reverse split adjusted basis) at an aggregate purchase price of approximately $604.5 million under the Share Repurchase Program. There were no repurchases during 2016. Repurchases are included in treasury stock in the accompanying consolidated balance sheets as of December 31, 2016 and December 31, 2015. As of December 31, 2016, the approximate dollar value of shares that remains available for purchases under the Share Repurchase Program is $395.9 million.

Dividends

We paid no cash dividends on our common stock in 2016, and we do not expect to pay dividends on our common stock for the foreseeable future. The agreements governing our indebtedness restrict our ability to pay dividends. See Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends," in this Report.

Equity Compensation Plan Information

The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	972,537	$37.90	750,046
Equity compensation plans not approved by security holders	—	—	—
Total	972,537		750,046

(1)
Represents the weighted average exercise price of 529,675 outstanding stock options as of December 31, 2016. The remaining securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2016 are restricted stock units and performance stock units, which have no exercise price and have been excluded from the calculation of the weighted average exercise price above.

(2)	All of the securities remaining available for future issuance are available under our 2008 Omnibus Incentive Plan.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Recent Performance

The following graph compares the cumulative total stockholder return on Herc Holdings common stock from July 1, 2016, the first day of trading for our stock on the NYSE, through December 31, 2016, with the cumulative total returns of the Standard & Poor Small Cap 600 Index and an industry peer group. The industry peer group is comprised of publicly traded companies participating in the equipment rental industry and other relevant companies of comparable size in the broader industry in which we compete. Our industry peer group is comprised of Aggreko plc, Applied Industrial Tech Inc., Ashstead Group plc, Beach Roofing Supply, Inc., Fastenal Company, GATX Corp., H&E Equipment Services, KAR Auction Services Inc., McGrath Rentcorp, Mobile Mini, Inc., Neff Corporation, NOW Inc., Pool Corp., Ritchie Brother Auctioneers Inc., Triton International Ltd., Watsco Inc. and United Rentals, Inc.

The graph assumes that $100 was invested on July 1, 2016 over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for Herc Holdings is based solely upon stock price appreciation. The stock price performance shown on the graph is not necessarily indicative of future price performance.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected consolidated financial information and are not necessarily indicative of results of future operations. Additionally, the historical financial information of the Company presented below for periods prior to the Spin-Off is not necessarily indicative of what the Company's financial position or results of operations actually would have been had it operated as a separate, independent company for such periods. The information presented should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Report in Item 8, "Financial Statements and Supplementary Data,” to fully understand factors that may affect the comparability of the information presented below. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements.

	Years ended December 31,
(In millions, except per share data)	2016	2015	2014	2013	2012
Statement of Operations Data
Total revenues	$1,554.8	$1,678.2	$1,770.4	$1,735.6	$1,608.3
Total expenses(a)	1,559.7	1,521.3	1,625.9	1,582.5	1,519.7
Income (loss) before income taxes	(4.9)	156.9	144.5	153.1	88.6
Income tax expense	(14.8)	(45.6)	(54.8)	(55.0)	(27.2)
Net income (loss)	$(19.7)	$111.3	$89.7	$98.1	$61.4
Earnings (loss) per share:
Basic	$(0.70)	$3.69	$3.00	$3.48	$2.19
Diluted	$(0.70)	$3.69	$2.87	$3.17	$2.05

	As of December 31,
(In millions)	2016	2015	2014	2013	2012
Balance Sheet Data
Cash and cash equivalents	$11.6	$15.7	$18.9	$15.4	$23.2
Total assets	3,463.3	3,397.0	3,599.7	4,132.1	3,710.2
Total debt(b)	2,194.3	136.7	866.1	673.5	1,072.0
Total equity(c)	317.7	2,302.0	1,693.7	1,877.4	1,285.0

(a)
Total expenses were impacted by the gain on the sale of our operations in France and Spain in 2015 of $50.9 million, a long-lived asset impairment charge in 2014 of $9.6 million and losses on extinguishment of debt in 2014 and 2013 of $0.8 million and $39.4 million, respectively.

(b)	Includes net loans payable to affiliates as of December 31, 2015, 2014, 2013 and 2012 of $73.2 million, $449.0 million, $226.0 million and $397.7 million, respectively.

(c)	Total equity was impacted by $2.0 billion of distributions and transfers with THC related to the Spin-Off.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Report, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes including reserves for litigation and other contingencies, accounting for income taxes, pension and postretirement benefits, depreciation of revenue earning equipment, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, valuation of stock-based compensation, reserves for restructuring, allowance for doubtful accounts and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

THE SPIN-OFF

On June 30, 2016, the Company, in its previous form as the holding company of both the existing equipment rental operations as well as the former vehicle rental operations (in its form prior to the Spin-Off, "Hertz Holdings"), completed a spin-off (the "Spin-Off") of its global vehicle rental business through a dividend to stockholders of all of the issued and outstanding common stock of Hertz Rental Car Holding Company, Inc., which was re-named Hertz Global Holdings, Inc. ("New Hertz"), on a one-for-five basis. New Hertz is now an independent public company and trades on the New York Stock Exchange under the symbol "HTZ." New Hertz continues to operate its global vehicle rental business through its operating subsidiaries including The Hertz Corporation ("THC"). The Company changed its name to Herc Holdings Inc. on June 30, 2016 and trades on the New York Stock Exchange under the symbol "HRI." Following the Spin-Off, the Company continues to operate its global equipment rental business through its operating subsidiaries, including Herc.

On June 30, 2016, the Company effected a 1-for-15 reverse stock split. The reverse stock split reduced the number of authorized shares of common stock and preferred stock to 133.3 million and 13.3 million, respectively. All share data and per share amounts have been retroactively adjusted for the reverse stock split in the accompanying consolidated financial statements and notes thereto for all periods presented.

For accounting purposes, due to the relative significance of New Hertz to Hertz Holdings, New Hertz was considered the spinnor or divesting entity in the Spin-Off and Herc Holdings was considered the spinnee or divested entity. As a result, despite the legal form of the transaction, New Hertz was the “accounting successor” to Hertz Holdings. Under the accounting rules, the historical financial information of New Hertz is required to reflect the financial information of Hertz Holdings, as if New Hertz spun off Herc Holdings in the Spin-Off. In contrast, the historical financial information of Herc Holdings, including certain information presented in this Report, reflects the financial information of the equipment rental business and certain parent legal entities of Herc as historically operated as part of Hertz Holdings, as if Herc Holdings was a stand-alone company for all periods presented. The historical financial information of the Company presented in the following MD&A for periods prior to the Spin-Off is not necessarily indicative of what the Company's financial position or results of operations actually would have been had it operated as a separate, independent company for the periods presented.

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

We are engaged principally in the business of renting equipment. Ancillary to our principal business of equipment rental, we also sell used rental equipment, sell new equipment and consumables and offer certain service and support to our customers. Our profitability is dependent upon a number of factors including the volume, mix and pricing of rental transactions and the utilization of equipment. Significant changes in the purchase price or residual values of equipment or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. Our business requires significant expenditures for equipment, and consequently we require substantial liquidity to finance such expenditures. See "Liquidity and Capital Resources" below.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our revenues primarily are derived from rental and related charges and consist of:

•	Equipment rental (includes all revenue associated with the rental of equipment including ancillary revenue from delivery, rental protection programs and fueling charges);

•	Sales of revenue earning equipment and sales of new equipment, parts and supplies; and

•	Service and other revenues (primarily relating to training and labor provided to customers).

Our expenses primarily consist of:

•
Direct operating expenses (primarily wages and related benefits, facility costs and other costs relating to the operation and rental of revenue earning equipment, such as delivery, maintenance and fuel costs);

•	Cost of sales of revenue earning equipment, new equipment, parts and supplies;

•	Depreciation expense and re-rent expense relating to revenue earning equipment;

•	Selling, general and administrative expenses; and

•	Interest expense.

Seasonality

Our business is seasonal, with demand for our rental equipment tending to be lower in the winter months. Our equipment rental business, especially in the construction industry, has historically experienced decreased levels of business from December until late spring and heightened activity during our third and fourth quarters until December. We have the ability to manage certain costs to meet market demand, such as fleet capacity, the most significant portion of our cost structure. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. A number of our other major operating costs vary directly with revenues or transaction volumes; however, certain operating expenses, including rent, insurance and administrative overhead, remain fixed and cannot be adjusted for seasonal demand, typically resulting in higher profitability in periods when our revenues are higher, and lower profitability in periods when our revenues are lower. In an effort to reduce the impacts of seasonality, we are focused on expanding our customer base through specialty products that serve different industries with less seasonality and different business cycles.

2016 Operating Highlights

Highlights of our business and financial performance in 2016 and key factors influencing our results include:

•	We successfully separated from the vehicle rental business on June 30, 2016;

•	We completed two significant financing activities:

◦
Issued $610.0 million aggregate principal amount of 7.50% senior secured second priority notes due 2022 (the "2022 Notes") and $625.0 million aggregate principal amount of 7.75% senior secured second priority notes due 2024 (the "2024 Notes" and, together with the 2022 Notes, the "Notes"); and

◦	Closed on a new asset-based revolving credit agreement (the "ABL Credit Facility") that provides for senior secured revolving loans up to a maximum aggregate principal amount of $1,750 million.

•
Equipment rental revenues declined $59.0 million, or 4.2%, during the year ended December 31, 2016 as compared to 2015 primarily due to the absence of revenue from our operations in France and Spain that were divested in October 2015, which accounted for $59.6 million of revenue in 2015, and continued weakness in the upstream oil and gas markets; however, equipment rental revenues increased in key markets, defined as markets we currently serve outside of upstream oil and gas, by 8.1% during 2016 as compared to 2015;

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Net capital expenditures for revenue earning equipment were $352.9 million during the year ended December 31, 2016 compared to $448.1 million in 2015; and

•	Costs associated with the Spin-Off were approximately $49.2 million during the year ended December 31, 2016, as compared to $25.8 million during 2015.

RESULTS OF OPERATIONS

	Year Ended December 31,			2016 vs. 2015		2015 vs. 2014
($ in millions)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Equipment rentals	$1,352.7	$1,411.7	$1,455.8	$(59.0)	(4.2)%	$(44.1)	(3.0)%
Sales of revenue earning equipment	122.5	161.2	198.7	(38.7)	(24.0)	(37.5)	(18.9)
Sales of new equipment, parts and supplies	68.2	92.1	95.4	(23.9)	(26.0)	(3.3)	(3.5)
Service and other revenues	11.4	13.2	20.5	(1.8)	(13.6)	(7.3)	(35.6)
Total revenues	1,554.8	1,678.2	1,770.4	(123.4)	(7.4)	(92.2)	(5.2)
Direct operating	651.4	711.2	716.1	(59.8)	(8.4)	(4.9)	(0.7)
Depreciation of revenue earning equipment	350.5	343.7	340.0	6.8	2.0	3.7	1.1
Cost of sales of revenue earning equipment	144.0	146.8	188.4	(2.8)	(1.9)	(41.6)	(22.1)
Cost of sales of new equipment, parts and supplies	53.0	73.0	77.5	(20.0)	(27.4)	(4.5)	(5.8)
Selling, general and administrative	275.0	265.5	251.4	9.5	3.6	14.1	5.6
Restructuring	4.0	4.3	5.7	(0.3)	(7.0)	(1.4)	(24.6)
Impairment	—	—	9.6	—	—	(9.6)	(100.0)
Interest expense, net	84.2	32.9	41.4	51.3	155.9	(8.5)	(20.5)
Other income, net	(2.4)	(56.1)	(4.2)	53.7	NM	(51.9)	NM
Income (loss) before income taxes	(4.9)	156.9	144.5	(161.8)	(103.1)	12.4	8.6
Income tax expense	(14.8)	(45.6)	(54.8)	30.8	(67.5)	9.2	(16.8)
Net income (loss)	$(19.7)	$111.3	$89.7	$(131.0)	(117.7)%	$21.6	24.1%

NM - Not Meaningful

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Equipment rental revenues decreased $59.0 million, or 4.2%, during the year ended December 31, 2016 when compared with 2015. An increase in key market equipment rental revenue of 8.1% in 2016 and an increase in the average equipment on rent in the year ended December 31, 2016, as compared to 2015 partially offset the absence of revenue from our operations in France and Spain that were divested in October 2015, which accounted for $59.6 million of revenue during the year ended December 31, 2015, the $6.6 million negative impact of foreign currency translation and continuing weakness in upstream oil and gas markets. Revenue in upstream oil and gas markets represented 16.6% of equipment rental revenue in 2016, excluding currency effects and was down 25.6% as compared to 2015, as major oil producers reduced spending.

Sales of revenue earning equipment declined $38.7 million, or 24.0%, during the year ended December 31, 2016 as compared to 2015. During the year ended December 31, 2016, the level of revenue earning equipment sold decreased as a part of our equipment rotation plan based on an average useful life of approximately seven years, reflecting lower capital expenditures during 2008 and 2009. Additionally, during the year ended December 31, 2015, there was higher sales activity due to management's initiative that began in the fourth quarter of 2014 to reduce the fleet size in certain markets in accordance with projected customer demand and the declining demand in the upstream oil and gas industry, and also to reduce the fleet unavailable for rent. The corresponding cost of sales of revenue earning equipment as a percent of revenue was 117.6% during 2016 compared to 91.1% in 2015. The loss on sales of revenue earning equipment in 2016 was primarily due to additional sales through the auction channel of equipment used in the upstream oil and gas markets and equipment manufactured by certain suppliers as we reduced the number of brands of equipment we carry in our fleet.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales of new equipment, parts and supplies decreased $23.9 million, or 26.0%, during the year ended December 31, 2016 as compared to 2015. The decrease was driven by our implementation of changes in new equipment sales programs, including the elimination of certain equipment dealerships. This decrease is also due to a decline in the volume of sales during 2016 partially due to the decline in spending from our oil and gas customers. The corresponding cost of sales of new equipment, parts and supplies as a percent of revenue was 77.7% for 2016 compared to 79.3% for 2015. The slight decrease was due to the mix of the new equipment sold.

Direct operating expenses decreased $59.8 million, or 8.4%, in the year ended December 31, 2016 when compared to 2015 primarily due to the following:

•
Fleet and related expenses decreased $23.8 million primarily as a result of lower vehicle operating costs of $11.6 million driven by lower external delivery costs due to increased use of internal equipment delivery personnel and reduced deliveries to customers in upstream oil and gas markets based on the decreased demand in those markets. Additionally, fleet and related expenses were lower by $13.6 million in 2016 due to the sale of our operations in France and Spain in 2015.

•
Personnel related expenses increased $3.8 million as a result of an increase in salary and benefits expense of $20.8 million primarily associated with a reinvestment in branch management to drive operational improvements and additional sales personnel to drive revenue growth, which was partially offset by a decrease in salary and benefits expense of $17.1 million due to the sale of our operations in France and Spain in 2015.

•
Other direct operating costs decreased $39.8 million due to lower amortization of $32.5 million primarily due to customer list intangibles that became fully amortized at December 31, 2015 and a decrease of $16.0 million due to the sale of our operations in France and Spain in 2015. Partially offsetting the decreases was an increase in facilities expense of $4.7 million.

Depreciation of revenue earning equipment increased $6.8 million, or 2.0%, in the year ended December 31, 2016 when compared with 2015. This increase was primarily due to a larger fleet size compared to the year ended December 31, 2015 and an increase of $9.4 million related to the reduction in residual values and the planned holding period of certain classes of equipment. The increase was partially offset by the absence of depreciation expense of $17.3 million due to the sale of our operations in France and Spain in 2015.

Selling, general and administrative expenses increased $9.5 million, or 3.6%, from the prior year. The increase is due to higher information technology costs, professional fees and other costs of $33.1 million, mostly related to the Spin-Off and other stand-alone public company costs. The increase was partially offset by decreases related to the sale of our operations in France and Spain, which accounted for $10.5 million in expense during 2015, a decrease in bad debt expense of $6.8 million during the year ended December 31, 2016 due to improved collection efforts specifically on aged balances, and a reduction of $5.0 million of cost incurred associated with the separation of a senior executive during 2015.

Interest expense, net increased $51.3 million, or 155.9%, from the prior year. The increase is due to interest incurred on the Notes that were issued in June 2016 and borrowings under the new ABL Credit Facility, which was partially offset by decreases in interest on the predecessor asset-based revolving credit facility (the "Predecessor ABL Facility") and loans from THC and its affiliates, which were settled as part of the Spin-Off in June 2016.

Other income was $2.4 million in 2016 as compared to $56.1 million in 2015. During 2015, we recognized a gain on the sale of our France and Spain businesses of $50.9 million. Other income in both periods includes earnings from our joint ventures.

Income tax expense was $14.8 million in 2016 compared to $45.6 million in 2015. The overall decrease was primarily driven by lower operating results in 2016. Income tax expense in 2016 included $9.5 million of state taxes, primarily due to the Spin-Off and $3.2 million of non-deductible items and transactions costs related to the Spin-Off. Income tax expense in 2015 was primarily driven by higher operating income, a portion of which included a non-taxable book gain realized on the sale of operations in France and Spain.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Equipment rental revenues decreased $44.1 million in 2015, or 3.0%, when compared with 2014 and remained flat excluding the impact of foreign currency exchange rates. This was the result of a 2% increase in equipment rental volumes. The increase in volume was driven by new account growth, which is primarily derived from small local contractors and customers in new and expanded business lines as we expand our business across a diverse group of industries. As a result of this new account growth, equipment rental revenue in key markets increased approximately 10% in 2015. This growth was offset by continuing weakness in upstream oil and gas markets. Revenue in upstream oil and gas markets represented 22.5% of equipment rental revenue in 2015, and excluding currency effects was down 24.0% as compared to 2014, as major oil producers reduced spending. Further, the sale of our operations in France and Spain on October 30, 2015 reduced revenue year-over-year. Pricing for 2015 was unchanged year-over-year.

Sales of revenue earning equipment declined during the year ended December 31, 2015 by $37.5 million or 18.9%. There was less revenue earning equipment in the rotation to be sold during 2015 as the average useful life of revenue earning equipment is approximately seven years and there was a decrease in capital expenditures during 2007 and 2008. Additionally, there was higher sales activity during 2014 to reduce the fleet size in certain markets in accordance with projected customer demand and the declining demand in the oil and gas industry, and also to reduce the fleet unavailable for rent. The corresponding cost of sales of revenue earning equipment was 91.1% in 2015 compared to 94.8% in 2014. The higher percentage during 2014 was mainly due to lower margins on the equipment that was sold ahead of the normal rotation due to management's initiative to reduce the fleet size to meet customer demand because of the decline in oil and gas, as well as to reduce fleet unavailable for rent.

Sales of new equipment, parts and supplies decreased $3.3 million, or 3.5%. This decrease is due to a decline in the volume of sales during 2015 partially due to the decline in spending from our oil and gas customers. The cost of sales of new equipment, parts and supplies as a percent of the revenue was 79.3% for 2015 compared to 81.2% for 2014. The slight decrease was due to the mix of the new equipment sold.

Direct operating expenses decreased $4.9 million in 2015, or 0.7%, primarily due to the following:

•
Fleet and related expenses decreased $14.1 million as a result of lower other vehicle operating expense of $5.2 million due to a reduction in outside freight expense, primarily in Canada based on decreased demand from our oil and gas customers in that region. Additionally, delivery and maintenance expenses were lower by $4.2 million primarily due to the sale of our operations in France and Spain in October 2015.

•
Personnel related expenses increased $6.7 million primarily due to salary and benefits expense of $11.6 million associated with a rise in the headcount for mechanics driven by fleet repairs associated with reducing fleet unavailable for rent. This was partially offset by a decrease in salary expense of $4.9 million due to the sale of our operations in France and Spain in October 2015.

•
Other direct operating costs increased $2.5 million primarily driven by an increase in rent and facility repair costs of $2.5 million and an increase in re-rent expense of $3.6 million, partially offset by a decrease in field system expense of $1.5 million and restructuring related activities of $1.4 million.

Depreciation of revenue earning equipment increased $3.7 million, or 1.1%, in 2015 when compared with 2014. The increase was driven by a slightly larger average fleet size as compared to 2014 and an increase of $1.9 million due to the reduction in residual values and the planned holding period of certain classes of equipment.

Selling, general and administrative expenses increased $14.1 million, or 5.6%, from the prior year primarily resulting from $5.0 million in costs associated with separation of a senior executive during second quarter of 2015 and increased costs related to an increase in sales force personnel in an effort to drive revenue growth and diversify our customer base.

Restructuring expense decreased to $4.3 million for 2015 compared to $5.7 million for 2014, or a decrease of 24.6%. During 2014, there were 11 branch closings resulting in severance and branch closure costs. In 2015, all of the costs were related to headcount reductions and there were no branch closings.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Impairment charges of $9.6 million in 2014 relate to revenue earning equipment that was classified as held for sale at the end of 2014. Upon the decision to sell these assets, we determined the fair value and recorded an impairment charge.

Interest expense, net decreased $8.5 million, or 20.5%, from the prior year. The reduction is the result of lower average outstanding debt balances during 2015, principally because no amounts were outstanding under the Predecessor ABL Facility during the last half of 2015.

Other income was $56.1 million in 2015 as compared to $4.2 million in 2014. During 2015, we recognized a gain on the sale of our France and Spain businesses of $50.9 million. Other income in both periods include earnings from our joint ventures.

Income tax expense for 2015 was $45.6 million as compared to $54.8 million in 2014. The change in income taxes in 2015 as compared to 2014 is primarily due to changes in geographic earnings mix offset by changes in valuation allowances for losses in certain non-U.S. jurisdictions where it is not more likely than not that these tax benefits will be realized. Income in 2015 also included a non-taxable book gain realized on the sale of operations in France and Spain.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations and servicing of debt. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of December 31, 2016, we had approximately $2.2 billion of total nominal indebtedness outstanding. We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of December 31, 2016 consisted of cash and cash equivalents and unused commitments under our asset-based revolving credit agreement ("ABL Credit Facility"). See "Borrowing Capacity and Availability" below. Our practice is to maintain sufficient liquidity through cash from operations and our ABL Credit Facility, so that our operations are unaffected by adverse financial market conditions. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility, will be adequate to permit us to meet our obligations over the next twelve months.

On February 28, 2017, pursuant to the terms of the Notes, Herc gave the Notes trustee notice of redemption of $61.0 million in aggregate principal amount of the 2022 Notes and $62.5 million in aggregate principal amount of the 2024 Notes, which were redeemed on March 10, 2017. Herc drew down on its ABL Credit Facility to fund the redemption.

Sources of Liquidity

During the year ended December 31, 2016 we completed the following financing activities:

•
In connection with the Spin-Off, in June 2016, we issued $610.0 million aggregate principal amount of 2022 Notes and $625.0 million aggregate principal amount of 2024 Notes. The funds were used to: (i) make certain payments in connection with the Spin-Off distribution, including cash transfers to THC and its affiliates, and (ii) pay fees and other transaction expenses in connection therewith.

•
In connection with the Spin-Off on June 30, 2016, we entered into the ABL Credit Facility that provides for senior secured revolving loans up to a maximum aggregate principal amount of $1,750 million (subject to availability under a borrowing base), including revolving loans in an aggregate principal amount of $350 million available to Canadian borrowers and U.S. borrowers. Proceeds of loans under the ABL Credit Facility were used for the Spin-Off and related fees and expenses and will be used for working capital, capital expenditures, business requirements and general corporate purposes. Up to $250 million of the ABL Credit Facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation.

•	Concurrent with the Spin-Off on June 30, 2016, our Predecessor ABL Facility was terminated. All amounts, including unpaid interest, were repaid at the time of termination.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations.

Prior to the Spin-Off, as a subsidiary of Hertz Holdings, Herc's cash was swept regularly by Hertz Holdings at its discretion. Hertz Holdings also funded Herc's operating and investing activities as needed. Cash flows related to financing activities included changes in Hertz Holdings' investments in Herc. Transfers of cash to and from Hertz Holdings are reflected within additional paid-in capital on our consolidated balance sheets and in financing activities in our consolidated statements of cash flows.

Subsequent to the Spin-Off, we no longer participate in cash management and funding arrangements with New Hertz. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Years Ended December 31,			2016 vs. 2015	2015 vs. 2014
	2016	2015	2014	$ Change	$ Change
Cash provided by (used in):
Operating activities	$433.4	$496.3	$469.2	$(62.9)	$27.1
Investing activities	(398.4)	(389.8)	(429.3)	(8.6)	39.5
Financing activities	(38.7)	(105.4)	(34.0)	66.7	(71.4)
Effect of exchange rate changes	(0.4)	(4.3)	(2.4)	3.9	(1.9)
Net change in cash and cash equivalents	$(4.1)	$(3.2)	$3.5	$(0.9)	$(6.7)

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Operating Activities

During the year ended December 31, 2016, we generated $62.9 million less cash from operating activities compared to 2015. The decrease was primarily related to lower operating results, which included lower revenues, increased costs attributed to information technology and professional fees and higher interest expense, which included a $43.0 million increase in cash paid for interest.

Investing Activities

Cash used in investing activities increased slightly by $8.6 million in 2016 as compared to 2015. Our primary use of cash in investing activities is for the acquisition of revenue earning equipment and non-rental capital expenditures, which significantly decreased during 2016 as compared to 2015. We renew our equipment and also manage our fleet of rental equipment in line with customer demand. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below. The slight overall increase in cash used in investing activities in 2016 is primarily due to the $126.4 million of proceeds received from the sale of our France and Spain operations in 2015, which mostly offset the higher level of capital expenditures in 2015.

Financing Activities

Cash used in financing activities decreased $66.7 million for the year ended December 31, 2016 compared to the same period in 2015. Cash used in financing activities primarily represents changes in our various debt arrangements and financing activities with Hertz Holdings, which primarily funded our operations prior to the Spin-Off. Cash used in financing activities in 2016 included financing and transfer activities with Hertz Holdings, including the Spin-Off distribution, totaling $2.1 billion and the payment of $41.5 million in debt issuance costs. Cash provided by financing activities in 2016 included the issuance of $1.2 billion in long-term debt and the net borrowings of $910.0 million on our new ABL Credit Facility. In 2015, cash outflows included net payments of $343.6 million on our Predecessor ABL Facility and a $604.5 million purchase of treasury stock by Hertz Holdings, which was partially offset by net cash inflows of $852.6 million provided by our financing and transfer activities with Hertz Holdings and affiliates. For details of our new debt arrangements, see Note 8, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Operating Activities

During the year ended December 31, 2015, we generated $496.3 million in cash from operating activities, an increase of $27.1 million compared to 2014, which is attributed to increased collections on a higher level of sales and accounts receivable outstanding during 2014, which was partially offset by lower revenues and accounts receivable in 2015. The improvement of cash collections on our accounts receivable was due to the implementation of stricter policies on granting credit to customers.

Investing Activities

Cash used in investing activities decreased $39.5 million in 2015 as compared to 2014, primarily due to proceeds of $126.4 million received from the sale of our France and Spain operations in 2015, which more than offset the impact of increases in net non-rental capital expenditures and net revenue earning equipment expenditures. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities

Cash used in financing activities increased $71.4 million for the year ended December 31, 2015, compared to 2014, primarily due to a $604.5 million repurchase of treasury stock by Hertz Holdings and net repayments of $343.6 million on our Predecessor ABL Facility. The cash outflows were offset by inflows of $852.6 million related to financing activities with Hertz Holdings, which primarily funded our operations and investing activities.

Capital Expenditures

Our capital expenditures relate largely to purchases of revenue earning equipment, with the remaining portion representing purchases of other property and equipment. The table below sets forth the capital expenditures related to our revenue earning equipment and related disposals for the periods noted (in millions).

	Years Ended December 31,
	2016	2015	2014
Revenue earning equipment expenditures	$468.3	$600.0	$614.5
Disposals of revenue earning equipment	(115.4)	(151.9)	(179.6)
Net revenue earning equipment expenditures	$352.9	$448.1	$434.9

Net capital expenditures for revenue earning equipment decreased $95.2 million during the year ended December 31, 2016 compared to 2015. During 2015, we purchased more revenue earning equipment as part of our strategy to refresh the fleet and invest in higher quality equipment; however, we also sold more equipment in certain markets in order to reduce fleet in those markets impacted by the decline in the upstream oil and gas industry.

Net capital expenditures for revenue earning equipment increased $13.2 million during the year ended December 31, 2015 compared to 2014. Beginning in 2014 and continuing on into 2015, we reduced the amount of revenue earning equipment purchases as part of our strategy to reduce the size of the fleet due to the decline in the upstream oil and gas industry. The decline in disposal proceeds in 2015 as compared to 2014 was due to less revenue earning equipment in the rotation to be sold during 2015 as there was a decrease in capital expenditures during 2007 and 2008. Additionally, there was higher sales activity during 2014 as there was an effort to reduce the fleet size in certain markets in accordance with projected customer demand due to the forecasted declining demand in the oil and gas industry, and also reduce the fleet unavailable for rent.
In 2017, we expect our net revenue earning equipment capital expenditures to be in the range of $275 million to $325 million.

Borrowing Capacity and Availability

Our ABL Credit Facility provides our borrowing capacity and availability. Creditors under our ABL Credit Facility have a claim on a specific pool of assets as collateral. Our ability to borrow under the ABL Credit Facility is a function of, among other things,

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the value of the assets in the relevant collateral pool. We refer to the amount of debt we can borrow given a certain pool of assets as the "Borrowing Base."

Substantially all of the assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our ABL Credit Facility and our Notes. None of such assets are available to satisfy the claims of our general creditors. See Note 8, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report for more information.

As of December 31, 2016, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$817.1	$817.1

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

As of December 31, 2016, the ABL Credit Facility had $227.1 million available under the letter of credit facility sublimit, subject to borrowing base restrictions. As of December 31, 2016, $22.9 million of standby letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon.

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

Under the terms of our ABL Credit Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. We are in compliance with our covenants as of December 31, 2016.

At December 31, 2016, Herc Holdings' balance sheet was substantially identical to that of Herc, the borrower, with the exception of the components of shareholders equity. For the year ended December 31, 2016, the statements of operations of Herc Holdings and Herc were substantially identical, except for approximately $3.8 million, $3.8 million and $6.0 million of interest expense to Hertz Holdings that is included in Herc Holdings' statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively, but is not included in Herc's statements of operations.

For further information on the terms of our Notes and ABL Credit Facility, see Note 8, "Debt" to the notes to our consolidated financial statements included in this Report. For a discussion of the risks associated with our significant indebtedness, see Part I, Item 1A "Risk Factors" contained in this Report.

Dividends

Hertz Holdings did not historically pay dividends on the common stock. Our payment of dividends on our common stock will be determined by our board of directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors. The amounts available to pay cash dividends are restricted by our debt agreements. As of the date of this Report, we have no plans to pay dividends on our common stock.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONTRACTUAL OBLIGATIONS

The following table details the contractual cash obligations for debt and related interest payable, capital and operating leases, and other purchase obligations as of December 31, 2016 (in millions):

		Payments Due by Period
	Total	2017	2018-2019	2020-2021	After 2021
Long-term debt obligations	$2,145.0	$—	$—	$910.0	$1,235.0
Interest on debt (a)	712.4	117.6	235.2	223.5	136.1
Capital lease obligations (b)	76.3	18.3	46.1	11.9	—
Operating lease obligations (c)	136.4	29.3	47.5	23.6	36.0
Purchase obligations and other (d)	17.4	8.7	6.9	1.6	0.2
Total	$3,087.5	$173.9	$335.7	$1,170.6	$1,407.3

(a)	Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of December 31, 2016.

(b)	Includes obligations under lease agreements primarily for service vehicles. See Note 12, "Leases" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

(c)
Includes obligations under lease agreements for real estate and office and computer equipment. Such obligations are reflected to the extent of their minimum non-cancelable terms. See Note 12, "Leases" included in the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

(d)
Purchase obligations and other represent agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts that state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Of the total obligations, $0.2 million represents our tax liability for uncertain tax positions.

The table excludes our pension and other postretirement benefit obligations. See Note 9, "Employee Retirement Benefits" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of December 31, 2016 and 2015, the following guarantees (including indemnification commitments) were issued and outstanding.

Indemnification Obligations

In the ordinary course of business, we execute contracts involving indemnification obligations customary in the relevant industry and indemnifications related to a specific transaction such as the sale of a business. These indemnification obligations might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with these indemnification obligations and accrue for expected losses that are probable and estimable. Also see Note 20, "Arrangements with New Hertz" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

Contingencies and Environmental Matters

The information concerning the ongoing securities litigation and governmental investigation contained in Part I, Item 3 "Legal Proceedings" of this Report and the information concerning other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 14, "Commitments and Contingencies" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report is incorporated herein by reference. The additional information concerning environmental matters included in Part I, Item 1 "Business—Environmental, Health and Safety Matters and Governmental Regulation" of this Report is also incorporated herein by reference.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes.

Certain of our accounting policies, as discussed below, involve a higher degree of judgment and complexity in their application and, therefore, represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For additional discussion of our critical accounting policies, as well as our significant accounting policies, see Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

Revenue Recognition

Equipment rental revenue includes revenues generated from renting equipment to customers and is recognized on a straight-line basis over the length of the rental contract. Also included in equipment rental revenue are fees for equipment delivery and pick-up and fees for our rental protection program which allows customers to limit the risk of financial loss in the event our equipment is damaged or lost. Delivery and pick-up fees are recognized as revenue when the services are performed and fees related to our rental protection program, are recognized over the length of the contract term.

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

Revenue Earning Equipment

Our principal assets are revenue earning equipment, which represented approximately 69.0% and 70.1% of our total assets as of December 31, 2016 and 2015, respectively. Revenue earning equipment consists of equipment utilized in our equipment rental operations. When revenue earning equipment is acquired, we use historical experience, industry residual value guidebooks and the monitoring of market conditions to set depreciation rates. Generally, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of equipment usage and the targeted age of equipment at the time of disposal. We also estimate the residual value of the applicable revenue earning equipment at the expected time of disposal. The residual value for revenue earning equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed regularly based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales also can be affected by external factors such as the economy, natural disasters, fuel prices, the market price for similar new equipment and incentives offered by manufacturers. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of revenue earning equipment in response to changing market conditions.

Defined Benefit Pension Obligations

Prior to the Spin-Off, we participated in certain THC-sponsored U.S. defined benefit plans covering substantially all U.S. employees, as well as certain non-U.S. defined benefit plans covering eligible non-U.S. employees. For each of these plans, we recorded our portion of the expense and the related obligations which were actuarially determined and the assets were allocated proportionally. In July 2016, we established the Herc Holdings Retirement Plan (the "Plan"). All assets and liabilities under the THC-sponsored plans attributable to current and former employees of the equipment rental business were transferred to the Plan following the

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Spin-Off based on a preliminary allocation that is expected to be finalized during the second quarter of 2017. Additionally, pursuant to various collective bargaining agreements, certain union-represented employees participate in multiemployer pension plans.
Employee pension costs and obligations are dependent on assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension costs and obligations. The various employee-related actuarial assumptions (e.g., retirement rates, mortality rates and salary growth) used in determining pension costs and plan liabilities are reviewed periodically by management, assisted by the enrolled actuary, and updated as warranted. The discount rate used to value the pension liabilities and related expenses and the expected rate of return on plan assets are the two most significant assumptions impacting pension expense. The discount rate used is a market based rate as of the valuation date. For the expected return on assets assumption, we use a forward looking rate that is based on the expected return for each asset class (including the value added by active investment management), weighted by the target asset allocation. The past annualized long-term performance of the Plan's assets has generally been in line with the long-term rate of return assumption.

See Note 9, "Employee Retirement Benefits" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

Goodwill and Indefinite-Lived Intangible Assets

On an annual basis and at interim periods when circumstances require, we test the recoverability of our goodwill. Goodwill impairment is deemed to exist if the carrying value of goodwill exceeds its fair value. We review goodwill for impairment using a two-step process. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We estimate the fair value of our reporting unit using a discounted cash flow methodology. In certain instances, we use earnings multiples based on published earnings multiples of comparable entities with similar operations and economic characteristics. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the weighted average cost of capital, or "WACC," methodology. The WACC methodology considers market and industry data as well as company specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. The cash flows represent management's most recent planning assumptions. These assumptions are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings generated by our past restructuring activities. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. A significant decline in the projected cash flows or a change in the WACC used to determine fair value could result in a future goodwill impairment charge.

Indefinite-lived intangible assets, primarily trademarks, are not amortized but are evaluated annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
For 2016, we evaluated the carrying value of our goodwill and our other indefinite-lived intangible assets and concluded that there was no impairment related to such assets. Our impairment analysis as of October 1, 2016 was performed for one reporting unit, worldwide equipment rental, for these consolidated financial statements.

See Note 5, "Goodwill and Intangible Assets" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Finite-Lived Intangible and Long-Lived Assets

Intangible assets include technology, customer relationships, trade names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to 10 years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell.

Income Taxes

For 2014, 2015 and the first half of 2016, we are included in the consolidated income tax returns of Hertz Holdings. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Subsequent changes to enacted tax rates and changes to the global mix of earnings will result in changes to the tax rates used to calculate deferred taxes and any related valuation allowances. Provisions are not made for income taxes on undistributed earnings of international subsidiaries that are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes. Future distributions, if any, from these international subsidiaries to the United States or changes in U.S. tax rules may require recording a tax provision on these amounts. We have recorded a deferred tax asset for unutilized net operating loss carryforwards in various tax jurisdictions. The taxing authorities may examine the positions that led to the generation of those net operating losses. If the utilization of any of those losses are disallowed a deferred tax liability may have to be recorded.

See Note 11, "Income Taxes" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

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

Stock Based Compensation

For all periods presented prior to the Spin-Off, all stock-based compensation awards held by our employees were granted by Hertz Holdings, under various Hertz Holdings' sponsored plans, based on the common stock of Hertz Holdings. In connection with the Spin-Off, outstanding equity awards were adjusted and converted in accordance with a formula designed to preserve the intrinsic economic value of the original equity awards after taking into account the Spin-Off and the reverse stock split. All stock-based compensation award disclosures are measured in terms of common stock of Herc Holdings. The cost of employee services received in exchange for an award of equity instruments is based on the grant date fair value of the award. That cost is recognized over the

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

period during which the employee is required to provide service in exchange for the award, referred to as the vesting period. In addition to the service vesting condition, the performance stock units had an additional vesting condition which called for the number of units that will be awarded based on achievement of a certain level of corporate EBITDA, or other performance measures as defined in the applicable award agreements, over the applicable measurement period.

We estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected term, dividend yield and risk-free interest rate. These factors combined with the stock price on the date of grant result in a fixed expense which is recorded on a straight-line basis over the vesting period.

The assumed volatility was calculated based on a blend of peer group volatility and implied volatility as we do not have sufficient stock price data to calculate historical volatility. The assumed dividend yield is zero. The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity approximately equal to the expected term of the options, as of the grant dates. See Note 10, "Stock-Based Compensation" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

For a discussion of additional risks arising from our operations, see Part I, Item 1A "Risk Factors" included in this Report.

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

Interest Rate Risk

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our ABL Credit Facility and cash and cash equivalents as of December 31, 2016, our pre-tax earnings would decrease by an estimated $8.8 million over a 12-month period.

From time to time, we may enter into interest rate swap agreements to manage interest rate risk on our mix of fixed and floating rate debt. See Note 16, "Financial Instruments" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

Consistent with the terms of certain agreements governing the respective debt obligations, we may decide to hedge a portion of the floating rate interest exposure under the ABL Credit Facility to provide protection in respect of such exposure.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Foreign Currency Risk

We have foreign currency exposure to exchange rate fluctuations, primarily with respect to the Canadian dollar, Euro, Chinese yuan and British pound.

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing locally.

We also manage exposure to fluctuations in currency risk on cross currency intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts, when possible, which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations.

We do not hedge our operating results against currency movement as they are primarily translational in nature. Using foreign currency forward rates as of December 31, 2016, each hypothetical one percentage point change in foreign currency movements would not have a significant impact on our revenue or earnings.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
Herc Holdings Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, statements of comprehensive income (loss), statements of changes in equity and statements of cash flows present fairly, in all material respects, the financial position of Herc Holdings Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date. The material weaknesses related to 1) the control environment, due to material weaknesses related to 2) an insufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with the Company’s external financial reporting requirements under U.S. GAAP, and 3) ineffective design and maintenance of controls over the non-fleet procurement process; 4) risk assessment, as the Company did not effectively design and maintain controls in response to the risks of material misstatement; and 5) monitoring controls related to the design and operational effectiveness of internal controls. The control environment material weaknesses contributed to additional material weaknesses as the Company did not design and maintain effective controls over 6) accounting for payroll; 7) certain accounting estimates; 8) the review, approval, and documentation of manual journal entries; 9) accounting for income taxes; and 10) the occurrence of revenue for the rental or sale of revenue earning equipment. The risk assessment material weakness contributed to additional material weaknesses as the Company did not design and maintain effective controls over 11) certain business processes including their period-end financial reporting process; 12) monitoring certain information technology systems that the Company outsources under a Transition Service Agreement (TSA); and 13) information technology systems which were not part of a TSA relevant to the preparation of the consolidated financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audit (which was an integrated audit in 2016). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

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

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
March 15, 2017

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$11.6	$15.7
Restricted cash and cash equivalents	19.4	16.0
Receivables, net of allowance of $24.9 and $23.8, respectively	293.3	287.8
Taxes receivable	7.4	8.7
Inventory	24.1	22.3
Prepaid expenses and other current assets	15.9	11.0
Total current assets	371.7	361.5
Revenue earning equipment, net	2,390.0	2,382.5
Property and equipment, net	272.0	246.6
Intangible assets, net	303.9	300.5
Goodwill	91.0	91.0
Other long-term assets	34.7	14.9
Total assets	$3,463.3	$3,397.0
LIABILITIES AND EQUITY
Current maturities of long-term debt	$15.7	$10.2
Loans payable to affiliates	—	73.2
Accounts payable	139.0	109.5
Accrued liabilities	78.2	47.8
Taxes payable	10.0	41.6
Total current liabilities	242.9	282.3
Long-term debt	2,178.6	53.3
Deferred taxes	692.1	727.3
Other long-term liabilities	32.0	32.1
Total liabilities	3,145.6	1,095.0
Commitments and contingencies (Note 14)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 31.0 and 30.9 shares issued and 28.3 and 28.2 shares outstanding	0.3	0.3
Additional paid-in capital	1,753.3	3,734.6
Accumulated deficit	(625.2)	(605.5)
Accumulated other comprehensive loss	(118.7)	(135.4)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	317.7	2,302.0
Total liabilities and equity	$3,463.3	$3,397.0

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Equipment rentals	$1,352.7	$1,411.7	$1,455.8
Sales of revenue earning equipment	122.5	161.2	198.7
Sales of new equipment, parts and supplies	68.2	92.1	95.4
Service and other revenues	11.4	13.2	20.5
Total revenues	1,554.8	1,678.2	1,770.4
Expenses:
Direct operating	651.4	711.2	716.1
Depreciation of revenue earning equipment	350.5	343.7	340.0
Cost of sales of revenue earning equipment	144.0	146.8	188.4
Cost of sales of new equipment, parts and supplies	53.0	73.0	77.5
Selling, general and administrative	275.0	265.5	251.4
Restructuring	4.0	4.3	5.7
Impairment	—	—	9.6
Interest expense, net	84.2	32.9	41.4
Other income, net	(2.4)	(56.1)	(4.2)
Total expenses	1,559.7	1,521.3	1,625.9
Income (loss) before income taxes	(4.9)	156.9	144.5
Income tax expense	(14.8)	(45.6)	(54.8)
Net income (loss)	$(19.7)	$111.3	$89.7
Weighted average shares outstanding:
Basic	28.3	30.2	30.3
Diluted	28.3	30.2	31.6
Earnings (loss) per share:
Basic	$(0.70)	$3.69	$3.00
Diluted	$(0.70)	$3.69	$2.87

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$(19.7)	$111.3	$89.7
Other comprehensive income (loss):
Foreign currency translation adjustments	15.8	(56.8)	2.7
Reclassification of foreign currency items to other income (expense)	—	(41.6)	—
Pension and postretirement benefit liability adjustments:
Amortization of net losses (gains), settlement losses and curtailment gains included in net periodic pension cost	1.4	0.5	(2.3)
Pension and postretirement benefit liability adjustments arising during the period	0.1	(8.1)	(1.4)
Income tax (provision) benefit related to pension and postretirement plans	(0.6)	2.9	1.6
Total other comprehensive income (loss)	16.7	(103.1)	0.6
Total comprehensive income (loss)	$(3.0)	$8.2	$90.3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2013	29.7	$0.3	$2,804.0	$(806.5)	$(32.9)	$(87.5)	$1,877.4
Net income	—	—	—	89.7	—	—	89.7
Other comprehensive income	—	—	—	—	0.6	—	0.6
Employee stock purchase plan	—	—	3.9	—	—	—	3.9
Net settlement on vesting of equity awards	0.1	—	(16.5)	—	—	—	(16.5)
Stock-based compensation charges	—	—	1.4	—	—	—	1.4
Exercise of stock options	0.1	—	18.0	—	—	—	18.0
Common shares issued to directors	—	—	0.6	—	—	—	0.6
Conversion of convertible notes	0.7	—	84.4	—	—	—	84.4
Capital contributions from affiliates	—	—	28.8	—	—	—	28.8
Net transfers to THC	—	—	(394.6)	—	—	—	(394.6)
December 31, 2014	30.6	0.3	2,530.0	(716.8)	(32.3)	(87.5)	1,693.7
Net income	—	—	—	111.3	—	—	111.3
Other comprehensive loss	—	—	—	—	(103.1)	—	(103.1)
Net settlement on vesting of equity awards	0.1	—	(5.0)	—	—	—	(5.0)
Stock-based compensation charges	—	—	2.7	—	—	—	2.7
Exercise of stock options	—	—	5.1	—	—	—	5.1
Share repurchase	(2.5)	—	—	—	—	(604.5)	(604.5)
Capital contributions from affiliates	—	—	198.8	—	—	—	198.8
Net transfers from THC	—	—	1,003.0	—	—	—	1,003.0
December 31, 2015	28.2	0.3	3,734.6	(605.5)	(135.4)	(692.0)	2,302.0
Net loss	—	—	—	(19.7)	—	—	(19.7)
Other comprehensive income	—	—	—	—	16.7	—	16.7
Net settlement on vesting of equity awards	—	—	(0.5)	—	—	—	(0.5)
Stock-based compensation charges	—	—	5.5	—	—	—	5.5
Exercise of stock options and other	0.1	—	10.0	—	—	—	10.0
Distribution and net transfers to THC	—	—	(1,996.3)	—	—	—	(1,996.3)
December 31, 2016	28.3	$0.3	$1,753.3	$(625.2)	$(118.7)	$(692.0)	$317.7

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(19.7)	$111.3	$89.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of revenue earning equipment	350.5	343.7	340.0
Depreciation of property and equipment	39.7	39.6	36.3
Amortization of intangible assets	5.1	37.6	38.8
Amortization of deferred financing costs	5.6	4.5	6.2
Stock-based compensation charges	5.5	2.7	1.4
Gain on disposal of business	—	(50.9)	—
Impairment	—	—	9.6
Provision for receivables allowance	44.4	42.8	37.4
Inventory provisions	4.2	7.9	7.8
Deferred taxes	12.3	22.3	33.4
Loss (gain) on sale of revenue earning equipment	21.5	(14.4)	(10.3)
Gain on sale of property and equipment	(1.1)	(1.7)	(2.2)
Income from joint ventures	(2.3)	(4.1)	(4.7)
Other	5.5	3.1	(1.4)
Changes in assets and liabilities:
Receivables	(59.2)	(20.1)	(59.5)
Inventory, prepaid expenses and other assets	(20.3)	(20.7)	(8.2)
Accounts payable	9.2	(5.2)	(28.8)
Accrued liabilities and other long-term liabilities	34.9	(5.5)	(11.3)
Taxes receivable and payable	(2.4)	3.4	(5.0)
Net cash provided by operating activities	433.4	496.3	469.2
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(3.4)	3.3	33.5
Revenue earning equipment expenditures	(468.3)	(600.0)	(614.5)
Proceeds from disposal of revenue earning equipment	115.4	151.9	179.6
Non-rental capital expenditures	(47.8)	(76.9)	(43.7)
Proceeds from disposal of property and equipment	5.7	6.0	15.8
Proceeds from disposal of business	—	126.4	—
Other investing activities	—	(0.5)	—
Net cash used in investing activities	(398.4)	(389.8)	(429.3)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,235.0	—	—
Proceeds under revolving line of credit	1,791.0	1,865.0	2,480.0
Repayments under revolving line of credit	(881.0)	(2,208.6)	(2,425.3)
Principal payments under capital lease obligations	(12.4)	(10.0)	(9.6)
Proceeds from exercise of stock options	10.0	5.1	18.0
Proceeds from employee stock purchase plan	—	—	3.4
Net settlement on vesting of restricted stock	(0.5)	(5.0)	(16.5)
Purchase of treasury stock	—	(604.5)	—
Capital contributions from affiliates	—	198.8	28.8
Distributions and net transfers with THC	(2,071.9)	1,003.0	(394.6)
Net financing activities with affiliates	(67.4)	(349.2)	281.8
Payment of debt issuance costs	(41.5)	—	—
Net cash used in financing activities	(38.7)	(105.4)	(34.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.4)	(4.3)	(2.4)
Net increase (decrease) in cash and cash equivalents during the period	(4.1)	(3.2)	3.5
Cash and cash equivalents at beginning of period	15.7	18.9	15.4
Cash and cash equivalents at end of period	$11.6	$15.7	$18.9

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$70.7	$27.7	$36.1
Cash paid for income taxes, net of refunds	$2.9	$10.1	$23.6
Supplemental disclosures of non-cash investing activity:
Purchases of revenue earning equipment in accounts payable	$15.1	$—	$—
Purchases of non-rental capital expenditures in accounts payable	$7.8	$—	$9.1
Supplemental disclosures of non-cash financing activity:
Non-cash settlement of transactions with THC through equity	$75.6	$—	$—
Conversion of convertible senior notes	$—	$—	$84.4
Supplemental disclosures of non-cash investing and financing activity:
Equipment acquired through capital lease	$20.3	$—	$6.4

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Background

Herc Holdings Inc. ("Herc Holdings" or the "Company") is one of the leading equipment rental suppliers with approximately 270 company-owned locations at December 31, 2016, principally in North America. It conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). Operations are conducted under the Herc Rentals brand in the United States and under the Hertz Equipment Rental brand in Canada and other international locations. The Company has been in the equipment rental business since 1965 and is a full-line equipment rental supplier in key markets, including commercial and residential construction, industrial and manufacturing, civil infrastructure, automotive, government and municipalities, energy, remediation, emergency response, facilities, entertainment and agriculture, as well as refineries and petrochemicals. The equipment rental business is supported by ProSolutionsTM, the Company's industry-specific solutions-based services, and its professional grade tools, commercial vehicles, and pump, power and climate control product offerings.

On June 30, 2016, the Company, in its previous form as the holding company of both the existing equipment rental operations as well as the former vehicle rental operations (in its form prior to the Spin-Off, "Hertz Holdings"), completed a spin-off (the "Spin-Off") of its global vehicle rental business through a dividend to stockholders of all of the issued and outstanding common stock of Hertz Rental Car Holding Company, Inc., which was re-named Hertz Global Holdings, Inc. ("New Hertz") on a one-for-five basis. New Hertz is now an independent public company and trades on the New York Stock Exchange under the symbol "HTZ." New Hertz continues to operate its global vehicle rental business through its operating subsidiaries including The Hertz Corporation ("THC"). The Company changed its name to Herc Holdings Inc. on June 30, 2016 and trades on the New York Stock Exchange under the symbol "HRI." Following the Spin-Off, the Company continues to operate its global equipment rental business through its operating subsidiaries, including Herc.

For accounting purposes, due to the relative significance of New Hertz to Hertz Holdings, New Hertz was considered the spinnor or divesting entity in the Spin-Off and Herc Holdings was considered the spinnee or divested entity. As a result, despite the legal form of the transaction, New Hertz was the "accounting successor" to Hertz Holdings. Under the accounting rules, the historical financial information of New Hertz is required to reflect the financial information of Hertz Holdings, as if New Hertz spun off Herc Holdings in the Spin-Off. In contrast, the historical financial information of Herc Holdings, including certain information presented in these consolidated financial statements, reflects the financial information of the equipment rental business and certain parent legal entities of Herc historically operated as part of Hertz Holdings, as if Herc Holdings was a stand-alone company for all periods presented. The historical financial information of Herc Holdings presented in these consolidated financial statements is not necessarily indicative of what Herc Holdings’ financial position or results of operations actually would have been had Herc Holdings operated as a separate, independent company for the periods presented.

These consolidated financial statements consist of Herc Holdings, the top level holding company of Hertz Holdings’ equipment rental business following the Spin-Off with no material assets or stand-alone operations, and Herc and its consolidated subsidiaries.

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the consolidated financial statements include depreciation of revenue earning equipment, pension and postretirement benefits, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, accounting for income taxes, valuation of stock-based compensation, reserves for litigation and other contingencies, reserves for restructuring, allowances for receivables and, prior to the Spin-Off, allocated general corporate expenses from THC, among others.

This Annual Report on Form 10-K for the year ended December 31, 2016 (this "Report"), is the Company's first annual report made post-Spin-Off as a stand-alone public company comprised of only the equipment rental business. The consolidated financial

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

statements were presented on a basis of accounting that reflected a change in reporting entity and were adjusted for the effects of the Spin-Off. The consolidated financial statements represent only those operations, assets, liabilities and equity that form Herc Holdings on a stand-alone basis. Since the Spin-Off occurred on June 30, 2016, the financial statements in this Report represent the carve-out financial results for the first six months of 2016, including the Spin-Off impacts, and actual results for the last six months of the year ended December 31, 2016. All prior period amounts represent carve-out financial results.

Principles of Consolidation

The consolidated financial statements include the accounts of Herc Holdings and its wholly owned subsidiaries. In the event that the Company is a primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity are included in the Company's consolidated financial statements. The Company accounts for its investments in joint ventures using the equity method when it has significant influence but not control and is not the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

Transactions between the Company and THC and its affiliates prior to the Spin-Off are herein referred to as "related party" or "affiliated" transactions for the periods presented. Effective with the Spin-Off on June 30, 2016, all then existing transactions with THC and its affiliates were settled and paid in full. Effective upon the Spin-Off, the Company entered into certain agreements with New Hertz, including a transition services agreement ("TSA"). See Note 20, "Arrangements with New Hertz" for further information.

For periods prior to the Spin-Off, the consolidated financial statements include net interest expense on loans receivable and payable to affiliates and expense allocations for certain corporate functions historically performed by THC, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, employee benefits and incentives, insurance and stock-based compensation. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenues, operating expenses, headcount or other relevant measures. Management believes the assumptions underlying the consolidated financial statements, including the assumptions regarding the allocation of corporate expenses from THC, are reasonable. Nevertheless, the consolidated financial statements may not include all of the expenses that would have been incurred had the Company been a stand-alone company during the periods presented and may not reflect the Company's consolidated financial position, results of operations and cash flows had the Company been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would have depended on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. For additional information related to costs allocated to the Company by THC, see Note 19, "Related Party Transactions."

Stock Split

On June 30, 2016, the Company effected a 1-for-15 reverse stock split. The reverse stock split reduced the number of authorized shares of common stock and preferred stock to 133.3 million and 13.3 million, respectively. All share data and per share amounts have been retroactively adjusted for the reverse stock split in the accompanying consolidated financial statements and notes thereto for all periods presented. The retroactive adjustments resulted in the reclassification of $4.3 million from common stock to additional paid-in capital on the consolidated statements of changes in equity at December 31, 2015 and December 31, 2014 and $4.2 million at December 31, 2013.

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported consolidated balance sheets, results of operations, equity or cash flows for any period presented.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company has revised its previously reported consolidated balance sheet, statements of other comprehensive income (loss), statements of changes in equity and statement of cash flows in this Report to correct these errors. There was no impact of these errors to the consolidated statements of operations for any period. The table below reflects the impact of the revisions to amounts included in this Report that were previously reported by the Company and also reflects the retroactive impact of the June 30, 2016 stock split, as described above under the heading "Stock Split" (in millions).

	December 31, 2015
	As Previously Reported	Adjustments	Impact of Stock Split	As Revised
Consolidated Balance Sheets
Prepaid expenses and other current assets	$20.8	$(9.8)	$—	$11.0
Additional paid-in capital	3,843.1	(112.8)	4.3	3,734.6
Accumulated other comprehensive loss	(238.4)	103.0	—	(135.4)

	Year Ended December 31, 2015
	As Previously Reported	Adjustments	As Revised
Consolidated Statements of Other Comprehensive Income (Loss)
Total other comprehensive income (loss)	$(136.0)	$32.9	$(103.1)
Total comprehensive income (loss)	(24.7)	32.9	8.2

	Year Ended December 31, 2014
	As Previously Reported	Adjustments	As Revised
Consolidated Statements of Other Comprehensive Income (Loss)
Total other comprehensive income (loss)	$(56.7)	$57.3	$0.6
Total comprehensive income (loss)	33.0	57.3	90.3

	December 31, 2015
	As Previously Reported	Adjustments	Impact of Stock Split	As Revised
Consolidated Statements of Changes in Equity
Additional paid-in capital	$3,843.1	$(112.8)	$4.3	$3,734.6
Accumulated other comprehensive loss	(238.4)	103.0	—	(135.4)

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
	As Previously Reported	Adjustments	Impact of Stock Split	As Revised
Consolidated Statements of Changes in Equity
Additional paid-in capital	$2,607.4	$(81.7)	$4.3	$2,530.0
Accumulated other comprehensive loss	(102.4)	70.1	—	(32.3)

	December 31, 2013
	As Previously Reported	Adjustments	Impact of Stock Split	As Revised
Consolidated Statements of Changes in Equity
Additional paid-in capital	$2,812.6	$(12.8)	$4.2	$2,804.0
Accumulated other comprehensive loss	(45.7)	12.8	—	(32.9)

	Year Ended December 31, 2015
	As Previously Reported	Adjustments	As Revised
Consolidated Statements of Cash Flows
Net cash provided by operating activities	$498.1	$(1.8)	$496.3
Net cash used in financing activities	(107.2)	1.8	(105.4)

	Year Ended December 31, 2014
	As Previously Reported	Adjustments	As Revised
Consolidated Statements of Cash Flows
Net cash provided by operating activities	$457.6	$11.6	$469.2
Net cash used in financing activities	(22.4)	(11.6)	(34.0)

Additionally, the Company has revised its consolidated statement of operations for the years ended December 31, 2015 and 2014 to correct the recording of $5.0 million of expense from selling, general and administrative expense into direct operating expense and $2.8 million from direct operating expense into selling, general and administrative expense, respectively, which did not impact net income (loss). The correction resulted from incorrect mapping of certain expense accounts to the financial statement line items.

The Company has revised its “Cash Paid for Interest” supplemental disclosures for the years ended December 31, 2015 and 2014 to correct immaterial overstatements of $23.7 million and $10.8 million, respectively, which impacted the supplemental disclosures, but did not impact the consolidated statements of cash flows. The correction of the disclosure resulted from incorrect mapping of certain interest accounts.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with an original maturity of three months or less.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes cash and cash equivalents that are not readily available for the Company's normal disbursements. Restricted cash and cash equivalents are restricted for the purchase of revenue earning equipment under the Company's Like-Kind Exchange Program ("LKE Program"). See "Income Taxes" below for additional information related to the LKE Program.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk

The Company's cash and cash equivalents are held in checking accounts, various investment grade institutional money market accounts or bank term deposits. Deposits held at banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate such risks by spreading the risk across multiple counterparties and monitoring the risk profiles of these counterparties. In addition, the Company has credit risk from financial instruments used in hedging activities. The Company limits its exposure relating to financial instruments by diversifying the financial instruments among various counterparties, which consist of major financial institutions.

No single customer accounted for more than 3% of the Company’s rental revenues during the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016 and 2015, no single customer accounted for more than 3% of accounts receivable.

Receivables

Receivables are stated net of allowances and represent credit extended to customers and manufacturers that satisfy defined credit criteria. The estimate of the allowance for doubtful accounts is based on the Company's historical experience and its judgment as to the likelihood of ultimate collection. Actual receivables are written-off against the allowance for doubtful accounts when the Company determines the balance will not be collected. Estimates for future credit memos are based on historical experience and are reflected as reductions to revenue, while bad debt expense is reflected as a component of "Selling, general and administrative expenses" in the Company's consolidated statements of operations.

Inventory

Inventory is comprised of finished goods and consists of new equipment, supplies, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market. Cost is determined by inventory type on the average cost method.

Revenue Earning Equipment

Revenue earning equipment is stated at cost, net of related discounts, with holding periods ranging from two to 15 years. Generally, when revenue earning equipment is acquired, the Company estimates the period that it will hold the asset, primarily based on historical measures of the amount of rental activity (e.g. equipment usage) and the targeted age of equipment at the time of disposal. The Company also estimates the residual value of the applicable revenue earning equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of revenue earning equipment in response to changed market conditions. For certain equipment at or nearing the end of its useful life, the Company considers the option of refurbishing the equipment as an alternative to replacing it based upon the economics of each alternative. Refurbishment costs that extend the useful life of the asset are capitalized and amortized over the remaining useful life of the asset.

During 2014, the Company decided to sell certain revenue earning equipment which had been categorized as held for sale. As a result, the Company determined the fair value of these assets and recorded an impairment charge of $9.6 million.

Property and Equipment

Property and equipment are stated at cost and are depreciated utilizing the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the estimated useful lives of the related assets or leases, whichever is shorter.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Useful lives are as follows:

Buildings	8 to 33 years
Service vehicles	3 to 13 years
Machinery and equipment	1 to 15 years
Computer equipment	1 to 5 years
Furniture and fixtures	2 to 10 years
Leasehold improvements	The lesser of the economic life or the lease term

The Company follows the practice of charging routine maintenance and repairs, including the cost of minor replacements, to maintenance expense. Costs of major replacements are capitalized and depreciated.

Public Liability and Property Damage

The obligation for public liability and property damage on self-insured U.S. and international equipment represents an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance-related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Defined Benefit Pension Plans and Other Employee Benefits

The Company's employee pension costs and obligations are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions. The Company uses a December 31 measurement date for all of the plans.

Actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, generally affect its recognized expense in such future periods. While management believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the Company's pension costs and obligations.

The Company maintains reserves for employee medical claims, up to its insurance stop-loss limit, and workers' compensation claims. These are regularly evaluated and revised, as needed, based on a variety of information, including historical experience, actuarial estimates and current employee statistics.

Restructuring

Business restructuring charges include (i) one-time termination benefits related to employee separations, (ii) contract terminations costs and/or (iii) other costs associated with exit or disposal activities including, but not limited to, costs for consolidating or closing facilities and relocating employees and are recognized at fair value when management has committed to a restructuring plan.

Foreign Currency Translation and Transactions

Assets and liabilities of international subsidiaries whose functional currency is the local currency are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average exchange rates throughout the year. The related translation adjustments are reflected in “Accumulated other comprehensive income (loss)” in the equity section of the Company's consolidated balance sheets. Foreign currency gains and losses resulting from transactions are included in earnings.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments

The Company is exposed to a variety of market risks, including the effects of changes in gasoline and diesel fuel prices and foreign currency exchange rates. The Company manages exposure to these market risks through ongoing processes to monitor the impact of market changes and, when deemed appropriate, through the use of financial instruments. Financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. The Company accounts for all derivatives in accordance with U.S. GAAP, which requires that they be recorded on the balance sheet as either assets or liabilities measured at their fair value. For financial instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. The effective portion of changes in fair value of financial instruments designated as cash flow hedging instruments is recorded as a component of other comprehensive income (loss). Amounts included in accumulated other comprehensive income (loss) for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of financial instruments designated as cash flow hedges is recognized currently in earnings within the same line item as the hedged item, based upon the nature of the hedged item. For financial instruments that are not part of a qualified hedging relationship, the changes in their fair value are recognized currently in earnings.

Goodwill and Indefinite-Lived Intangible Assets

On an annual basis and at interim periods when circumstances require, the Company tests the recoverability of its goodwill. The Company utilizes the two-step impairment analysis and elects not to use the qualitative assessment or "Step Zero" approach. In the two-step impairment analysis, the Company has one reporting unit and compares the carrying value of its reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its implied fair value. The fair value of the reporting unit is estimated using the net present value of discounted cash flows expected to be generated by the reporting unit and incorporates various assumptions related to discount and growth rates specific to the reporting unit. The Company’s discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about the underlying business activities of the Company. In certain instances, the Company uses earnings multiples based on published earnings multiples of comparable entities with similar operations and economic characteristics.

Indefinite-lived intangible assets, primarily trademarks, are not amortized but are evaluated annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Finite-Lived Intangible and Long-Lived Assets

Intangible assets include technology, customer relationships, trade names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to 10 years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell.

Revenue Recognition

Equipment rental revenue includes revenues generated from renting equipment to customers and is recognized on a straight-line basis over the length of the rental contract. Also included in equipment rental revenue are fees for equipment delivery and pick-up and fees for the rental protection program which allows customers to limit the risk of financial loss in the event the Company's equipment is damaged or lost. Delivery and pick-up fees are recognized as revenue when the services are performed and fees related to the rental protection program are recognized over the length of the contract term. Provisions for discounts, rebates to customers and other adjustments are provided for in the period the related revenue is recorded.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenues from the sale of revenue earning equipment, new equipment, parts and supplies are recognized at the time the customer takes possession, when collectability is reasonably assured and when all obligations under the sales contract have been fulfilled. Sales tax amounts collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore excluded from revenue.

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

Advertising

Advertising and sales promotion costs are expensed the first time the advertising or sales promotion takes place. Advertising costs are reflected as a component of "Selling, general and administrative" expense in the Company's consolidated statements of operations. For the years ended December 31, 2016, 2015 and 2014, advertising costs were $3.6 million, $2.9 million and $3.3 million, respectively.

Stock Based Compensation

Under the Company's stock based compensation plans, certain employees have received grants of restricted stock units, performance stock units and stock options for Herc Holdings common stock.

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

The Company accounts for restricted stock unit and performance stock unit awards as equity classified awards. For restricted stock units, the expense is based on the grant date fair value of the stock and the number of shares that vest, recognized over the service period. For performance stock units, the expense is based on the grant date fair value of the stock, recognized over a two to four year service period depending upon the applicable performance condition. For performance stock units, the Company re-assesses the probability of achieving the applicable performance condition each reporting period and adjusts the recognition of expense accordingly.

Income Taxes

The Company’s operations are subject to U.S. federal, state and local, and foreign income taxes, portions of which have historically been included in the Hertz Holdings consolidated U.S. federal income tax return, along with certain state and local and foreign income tax returns. In preparing its combined financial statements for periods prior to the Spin-Off, the Company has determined the tax provision for those operations that are included in the Hertz Holdings consolidated tax return on a separate company return basis, assuming that the Company had filed on a stand-alone basis separate from Hertz Holdings (“Separate Return Basis”).

The current and deferred tax related balances and related tax carryforwards reflected in the Company’s combined financial statements for periods prior to the Spin-Off, have been determined on a Separate Return Basis. As a result, the tax balances and carryforwards on the Company’s tax returns post Spin-Off, including net operating losses and tax credits, will be different from those reflected in the combined financial statements. In addition, as a consequence of the Company’s inclusion in the Hertz Holdings' consolidated income tax returns, it is severally liable, with other members of the consolidated group, for any additional taxes that may be assessed. There are no unrecognized tax benefits based on the Herc operations prior to the Spin-Off reflected in these combined financial statements.

Herc's LKE Program has been in place for several years. Pursuant to the program, Herc disposes of equipment and acquires replacement equipment in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes in prior years. The program allows tax deferral if a qualified replacement asset is acquired within a specific time period after

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, a taxable gain is recognized. Herc cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the programs will remain in its current form.

The Company applies the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 740, Income Taxes ("ASC 740"), and computes the provision for income taxes on a Separate Return Basis. Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Subsequent changes to enacted tax rates and changes to the global mix of earnings will result in changes to the tax rates used to calculate deferred taxes and any related valuation allowances. Provisions are not made for income taxes on undistributed earnings of international subsidiaries that are intended to be indefinitely reinvested outside of the United States or are expected to be remitted free of taxes. Future distributions, if any, from these international subsidiaries to the United States or changes in U.S. tax rules may require a charge to reflect tax on these amounts.

In accordance with ASC 740, the Company recognizes, in its consolidated financial statements, the impact of the Company's tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions. The Company recognizes interest and penalties for uncertain tax positions in income tax expense.

Recently Issued Accounting Pronouncements

Adopted

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period

In June 2014, the FASB issued guidance requiring that a performance target in a share-based payment award that affects vesting and that can be achieved after the requisite service period is completed is to be accounted for as a performance condition; therefore, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and the amount of compensation cost recognized should be based on the portion of the service period fulfilled. The Company adopted this guidance prospectively on January 1, 2016 in accordance with the effective date. Adoption of this new guidance did not impact the Company’s financial position, results of operations or cash flows.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance that will replace most existing revenue recognition guidance under U.S. GAAP. The new guidance applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The core principle of the guidance is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The new principles-based revenue recognition model requires an entity to perform five steps in its analysis: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. Under the new guidance, performance obligations in a contract will be separately identified, which may impact the timing of recognition of the revenue allocated to each obligation. The measurement of revenue recognized may also be impacted by identification of new performance obligations and other matters, such as collectability and variable consideration. Also, additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The new guidance may be adopted on either a full or modified retrospective basis. As originally issued, the guidance was effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. However in July 2015, the FASB deferred the effective date until annual and interim reporting periods beginning after December 15, 2017.

In March 2016, the FASB issued clarifying guidance on assessing whether an entity is a principal or an agent in a revenue transaction, which impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued guidance that reduces the complexity for identifying performance obligations and clarifies the implementation guidance on licensing for intellectual property. In May 2016, the FASB issued guidance that clarifies the collectability criterion, the presentation of sales taxes and non-cash consideration, and provides additional implementation practical expedients. The Company will adopt this guidance when it becomes effective and is assessing the overall impacts of adopting this guidance on its financial position, results of operations and cash flows.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases

In February 2016, the FASB issued guidance that replaces the existing lease guidance. The new guidance establishes a right-of-use model that requires a lessee to record a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also expands the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases. Accounting guidance for lessors is largely unchanged. This guidance is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods using a modified retrospective transition approach. The Company is in the process of assessing the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.

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

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued guidance that simplifies several areas of employee share-based payment accounting, including income taxes, forfeitures, minimum statutory withholding requirements and classifications within the statement of cash flows. Most significantly, the new guidance eliminates the need to track tax “windfalls” in a separate pool within additional paid-in capital; instead, excess tax benefits and tax deficiencies will be recorded within income tax expense. The new guidance also gives entities the ability to elect whether to estimate forfeitures or account for them as they occur. Different adoption methods are required for the various aspects of the new guidance, including the retrospective, modified retrospective and prospective approaches, effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect the guidance to have a significant impact on its financial position, results of operations and cash flows.

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued guidance to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of assessing the potential impacts of adopting this guidance on its statement of cash flows.

Statement of Cash Flows: Restricted Cash

In November 2016, the FASB issued guidance requiring restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of assessing the potential impacts of adopting this guidance on its statement of cash flows.

Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued guidance requiring an entity to recognize upon transfer the income tax consequences of an intra-entity transfer of an asset other than inventory, eliminating the current recognition exception. Two common examples of assets included in the scope of this standard are intellectual property and property, plant and equipment. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company has not yet determined the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued guidance to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The guidance requires that an entity recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company has not yet determined the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.

Note 3—Revenue Earning Equipment

Revenue earning equipment consists of the following (in millions):

	December 31, 2016	December 31, 2015
Revenue earning equipment	$3,695.5	$3,526.2
Less: Accumulated depreciation	(1,305.5)	(1,143.7)
Revenue earning equipment, net	$2,390.0	$2,382.5

Depreciation rates on the Company's revenue earning equipment are reviewed regularly based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and estimated holding periods. The impact of depreciation rate changes was an increase in expense of $9.4 million and $1.9 million for the years ended December 31, 2016 and 2015, respectively. There was no impact to depreciation during the year ended December 31, 2014.

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

The capitalized cost of refurbishing revenue earning equipment were as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
Capitalized cost of refurbishments	$6.5	$40.1	$45.5

Note 4—Property and Equipment

Property and equipment consists of the following (in millions):

	December 31, 2016	December 31, 2015
Land and buildings	$108.8	$108.0
Service vehicles	242.6	207.5
Leasehold improvements	57.1	56.7
Machinery and equipment	21.6	22.5
Computer equipment and software	35.1	32.4
Furniture and fixtures	4.0	4.0
Construction in progress	23.7	11.3
Property and equipment, gross	492.9	442.4
Less: accumulated depreciation and amortization	(220.9)	(195.8)
Property and equipment, net	$272.0	$246.6

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $39.7 million, $39.6 million and $36.3 million, respectively. Depreciation expense for property and equipment is included in "Direct operating" and "Selling, general and administrative" expenses in the Company's consolidated statements of operations.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company leases certain of its service vehicle under capital leases. Amortization of assets held under capital leases is included in depreciation expense. The gross amounts of property and equipment and related amortization recorded under capital leases, included in service vehicles in the table above, were as follows (in millions):

	December 31, 2016	December 31, 2015
Service vehicles	$109.9	$88.9
Less accumulated amortization	(41.8)	(28.7)
	$68.1	$60.2

Note 5—Goodwill and Intangible Assets

The Company performed its annual goodwill impairment test and determined that no impairment existed for the years ended December 31, 2016 and 2015.

The following summarizes the changes in the Company's goodwill (in millions):

	Year Ended December 31,
	2016	2015
Balance at the beginning of the period:
Goodwill	$765.9	$770.0
Accumulated impairment losses	(674.9)	(674.9)
	91.0	95.1
Sale of France and Spain operations	—	(4.4)
Currency translation	—	0.3
	—	(4.1)
Balance at the end of the period:
Goodwill	765.9	765.9
Accumulated impairment losses	(674.9)	(674.9)
	$91.0	$91.0

The Company performed its annual impairment test of indefinite-lived intangible assets and determined that no impairment existed during the years ended December 31, 2016 and 2015.

Intangible assets, net, consisted of the following major classes (in millions):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$14.8	$(7.7)	$7.1
Other(a)	34.8	(4.0)	30.8
Total	49.6	(11.7)	37.9
Indefinite-lived intangible assets:
Trade name	266.0	—	266.0
Total intangible assets, net	$315.6	$(11.7)	$303.9

(a)	Other amortizable intangible assets primarily consists of internally developed software, of which $26.0 million has yet to be placed into service.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$354.5	$(344.0)	$10.5
Other(a)	35.0	(11.0)	24.0
Total	389.5	(355.0)	34.5
Indefinite-lived intangible assets:
Trade name	266.0	—	266.0
Total intangible assets, net	$655.5	$(355.0)	$300.5

(a)     Other amortizable intangible assets primarily consist of non-compete agreements and internally developed software.

Amortization of intangible assets for the years ended December 31, 2016, 2015 and 2014 was approximately $5.1 million, $37.6 million and $38.8 million, respectively. During 2016, several customer-related intangible assets became fully amortized and are no longer reflected in the gross carrying amount or accumulated amortization. Based on the amortizable assets as of December 31, 2016, the Company expects amortization expense to be approximately $3.2 million in 2017, $2.9 million in 2018, $2.1 million in 2019, $1.9 million in 2020, $1.3 million in 2021 and $0.5 million thereafter.

Note 6—Divestitures

On October 30, 2015, the Company sold its operations in France and Spain comprised of 60 locations in France and two in Spain and realized a gain on the sale of $50.9 million that was recorded in "Other income, net" in the Company's consolidated statements of operations. A portion of the gain, $41.6 million, represents the release of currency translation adjustments from accumulated other comprehensive loss with the remainder of the gain attributable to the assets and liabilities sold.

Note 7—Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	December 31, 2016	December 31, 2015
Accrued compensation and benefit costs	$29.2	$9.1
National accounts accrual	23.3	23.1
Accrued interest	9.1	0.3
Other	16.6	15.3
Total accrued liabilities	$78.2	$47.8

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at December 31, 2016	Weighted Average Stated Interest Rate at December 31, 2016	Fixed or Floating Interest Rate	Maturity	December 31, 2016	December 31, 2015
Senior Secured Second Priority Notes
2022 Notes	7.88%	7.50%	Fixed	2022	$610.0	$—
2024 Notes	8.06%	7.75%	Fixed	2024	625.0	—
Other Debt
ABL Credit Facility	N/A	2.54%	Floating	2021	910.0	—
Capital leases	3.99%	N/A	Fixed	2017-2021	70.3	63.5
Predecessor ABL Facility (as defined below)	N/A	N/A	Floating	N/A	—	—
Unamortized Debt Issuance Costs(a)					(21.0)	—
Total debt					2,194.3	63.5
Less: Current maturities of long-term debt					(15.7)	(10.2)
Long-term debt					$2,178.6	$53.3

(a)
Unamortized debt issuance costs totaling $17.1 million related to the ABL Credit Facility (as defined below) are included in "Other long-term assets" in the consolidated balance sheet as of December 31, 2016.

The effective interest rates for the fixed rate 2022 Notes and 2024 Notes (as defined below) include the stated interest on the notes and the amortization of any debt issuance costs.

Maturities

The nominal principal amounts of maturities of debt for each of the periods ending December 31 are as follows (in millions):

2017	$15.7
2018	20.6
2019	22.5
2020	11.5
2021	910.0
After 2021	1,235.0
Total	$2,215.3

The Company is highly leveraged and its liquidity needs arise from the funding of its costs of operations and capital expenditures and from debt service on its indebtedness. The Company believes that cash generated from operations and cash received from the disposal of equipment, together with amounts available under its asset-based revolving credit agreement (the "ABL Credit Facility"), will be adequate to permit the Company to meet its obligations over the next 12 months.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the significant terms and conditions of the Notes:

Interest

Interest on the 2022 Notes accrues at the rate of 7.50% per annum and is payable semi-annually in arrears on June 1 and December 1. The 2022 Notes mature on June 1, 2022. Interest on the 2024 Notes accrues at the rate of 7.75% per annum and is payable semi-annually in arrears on June 1 and December 1. The 2024 Notes mature on June 1, 2024.

Guarantees

The Notes are guaranteed, on a senior secured basis, by each wholly-owned domestic subsidiary of Herc, subject to certain exceptions. The guarantee of each subsidiary is a senior secured obligation of that subsidiary.

Collateral

Substantially all of the assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of Herc's lenders under the terms of the indenture dated as of June 9, 2016 (the "Indenture"), among Herc, as issuer, and Wilmington Trust National Association, as trustee and note collateral agent, and the related collateral documents. The security interests in the collateral may be released without the consent of the holders of the Notes if collateral is disposed of in a transaction that complies with the terms of the Indenture and the related collateral documents, and will be released, so long as any obligations under the ABL Credit Facility are outstanding, upon the release of all liens on such collateral securing the obligations under the ABL Credit Facility obligations.

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

Herc, at its option may redeem, during any 12-month period prior to June 1, 2019, up to 10% of the original aggregate principal amount of the 2022 Notes and up to 10% of the original aggregate principal amount of the 2024 Notes, in each case at a redemption price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

See Note 23, "Subsequent Events" regarding notice of partial redemption of the Notes.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Covenants

The Indenture contains covenants that, among other things, limit the ability of Herc to incur additional indebtedness, guarantee indebtedness or issue certain preferred shares; pay dividends on, redeem or repurchase stock or make other distributions in respect of its capital stock; repurchase, prepay or redeem subordinated indebtedness; make loans and investments; create liens; transfer or sell assets; consolidate, merge or sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Upon the occurrence of certain events constituting a change of control triggering event, Herc is required to make an offer to repurchase all or any part of the Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to (but excluding) the repurchase date. If Herc sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

Events of Default

The following are events of default under the Indenture: the nonpayment of principal when due; the nonpayment of interest when due continued for 30 days; the failure to comply for 60 days after receipt of requisite notice with specified obligations, covenants or agreements contained in the Notes or the Indenture; the failure of any subsidiary guarantor to comply for 45 days with its obligations under its guarantee or a failure of any guarantee of a significant subsidiary to be in full force and effect; the failure to pay any indebtedness for borrowed money after final maturity or cross acceleration of material debt if the total amount of such indebtedness exceeds $150.0 million; certain events of bankruptcy, insolvency or reorganization; the failure to discharge any judgment in excess of $100.0 million; and the failure of any security document securing the Notes to be in full force and effect with respect to any collateral having a fair market value in excess of $150.0 million.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Failure to maintain certain levels of liquidity will subject the Herc credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2016, the Company was not subject to the fixed charge coverage ratio test.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company under the ABL Credit Facility as of December 31, 2016 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$817.1	$817.1

Letters of Credit

As of December 31, 2016, the ABL Credit Facility had $227.1 million available under the letter of credit facility sublimit, subject to borrowing base restrictions as $22.9 million of standby letters of credit were issued and outstanding, upon which none have been drawn.

Debt Issuance Costs

In connection with the issuance of the Notes and entry into the ABL Credit Facility in 2016, the Company capitalized $41.5 million in deferred debt issuance costs, of which $22.5 million were recorded to "Long-term debt" and $19.0 million were recorded to "Other long-term assets" in the consolidated balance sheet. The debt issuance costs are being amortized to interest expense using the effective interest method for costs related to the Notes and on a straight-line basis for costs related to the ABL Credit Facility over the respective contractual terms of the applicable debt. Non-cash interest expense related to the amortization of these debt issuance costs for the year ended December 31, 2016 was $3.4 million.

Non-cash interest expense related to the amortization of debt issuance costs for the Predecessor ABL Facility (as defined below) for the years ended December 31, 2016, 2015 and 2014 was $2.2 million, $4.5 million and $6.2 million, respectively.

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

Note 9—Employee Retirement Benefits

401(k) Savings Plan and Other Defined Contribution Plans

Prior to the Spin-Off, the Company participated in a THC-sponsored U.S. defined contribution plan covering substantially all U.S. employees (the "Hertz Savings Plan"), as well as certain non-U.S. defined contribution plans covering eligible non-U.S. employees, primarily in Canada.

On July 1, 2016, the Company established the Herc Holdings Savings Plan covering all of its U.S. employees. Following the Spin-Off, the accounts (including loans) of the Company's current and former employees were transferred from the Hertz Savings Plan to the new Herc Holdings Savings Plan.

Contributions to the plans are made by both the employee and the Company. Company contributions to these plans are based on the level of employee contributions and formulas determined by the Company. Expenses for the defined contribution plans for the years ended December 31, 2016, 2015 and 2014 were approximately $7.5 million, $7.4 million and $3.9 million, respectively.

Defined Benefit Pension and Postretirement Plans

Prior to the Spin-Off, the Company participated in certain THC-sponsored U.S. defined benefit pension and postretirement plans covering substantially all U.S. employees, as well as certain non-U.S. defined benefit plans covering eligible non-U.S. employees.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Qualified U.S. employees of the Company, after completion of specified periods of service, were eligible to participate in The Hertz Corporation Account Balance Defined Benefit Pension Plan (the "Hertz Plan"), a cash balance plan that was frozen effective December 31, 2014.

In July 2016, the Company established the Herc Holdings Retirement Plan (the "Plan"), a U.S. qualified pension plan. The majority of assets and liabilities of the Hertz Plan attributable to current and former employees of the equipment rental business were transferred to the Plan following the Spin-Off based on a preliminary allocation that is expected to be finalized in the second quarter 2017. The final transfer of assets, estimated to be $10.4 million, has been included and accounted for as part of the plan assets, and is subject to change based on the final allocation.

Postretirement benefits, other than pensions, provide healthcare benefits, and in some instances, life insurance benefits for certain eligible retired employees in the U.S.

The Company reflects the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. The Company is required to recognize as a component of other comprehensive income, net of tax, the actuarial gains/losses and prior service credits that arise but were not previously required to be recognized as components of net periodic benefit cost. Other comprehensive income (loss) is adjusted as these amounts are later recognized in the statement of operations as components of net periodic benefit cost.

The Company’s policy for funded plans is to contribute, at a minimum, amounts required by applicable laws, regulations and union agreements. The Plan represents approximately 99% of the Company's defined benefit plan obligations and 100% of its plan assets. The Company did not make any cash contributions to the Plan or the predecessor Hertz Plan in 2016, 2015 or 2014 and does not anticipate making any contributions during 2017. The level of future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

Additionally, pursuant to various collective bargaining agreements, certain union-represented employees participate in multiemployer pension plans.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of benefit obligations and plan assets of the Company’s pension plans and postretirement benefit plans (in millions):

	Pension		Postretirement
	2016	2015	2016	2015
Change in Projected Benefit Obligations
Benefit obligation at beginning of year	$143.0	$144.9	$1.0	$0.9
Service cost	0.1	0.1	—	—
Interest cost	5.8	5.6	—	—
Employee contributions	—	—	0.1	0.1
Plan curtailments	—	(0.2)	—	—
Plan settlements	(0.1)	(1.4)	—	—
Benefits paid	(3.7)	(6.1)	(0.1)	(0.1)
Net transfer (1)	3.6	4.4	—	0.1
Actuarial loss (gain)	0.7	(4.3)	—	—
Benefit obligation at end of year	$149.4	$143.0	$1.0	$1.0

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$124.3	$130.1	$—	$—
Actual return on plan assets	9.4	(4.0)	—	—
Company contributions	0.1	1.4	—	0.1
Employee contributions	—	—	0.1	—
Plan settlements	(0.1)	(1.4)	—	—
Benefits paid	(3.7)	(6.1)	(0.1)	(0.1)
Adjustment (2)	3.2	4.3	—	—
Fair value of plan assets at end of year	$133.2	$124.3	$—	$—

Funded Status	$(16.2)	$(18.7)	$(1.0)	$(1.0)

Accumulated benefit obligation	$149.4	$142.1
(1) The benefit obligation is determined each January 1, based upon updated participant information. The net transfer represents a liability adjustment relating to the updated participant information.
(2) In connection with the Spin-Off, assets are allocated between THC and the Company in proportion to the associated liability. This represents an adjustment to assets based on the updated liability.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension		Postretirement
	2016	2015	2016	2015
Amounts Recognized in Balance Sheet
Accrued liabilities	$(0.2)	$(0.5)	$(0.1)	$(0.1)
Other long-term liabilities	(16.0)	(18.2)	(0.9)	(0.9)
Net amount recognized	$(16.2)	$(18.7)	$(1.0)	$(1.0)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial gain (loss)	$(24.2)	$(25.7)	$0.1	$0.1
Prior service credits	0.2	0.2	—	—
Net amount recognized	$(24.0)	$(25.5)	$0.1	$0.1

Weighted‑Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	4.1%	4.3%	4.0%	4.2%
Average rate of increase in compensation	—%	4.3%	—%	—%
Initial healthcare cost trend rate			6.7%	6.9%
Ultimate healthcare cost trend rate			4.5%	4.5%
The benefit obligations and fair value of plan assets for the Company’s qualified and non-qualified pension and postretirement plans with projected benefit obligations or accumulated benefit obligations in excess of plan assets are as follows (in millions):

	Pension		Postretirement
	2016	2015	2016	2015
Plans with Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$149.4	$143.0	$1.0	$1.0
Accumulated benefit obligation	149.4	142.1	—	—
Fair value of plan assets	133.2	124.3	—	—

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the net periodic pension cost (benefit) (in millions):

	Years Ended December 31,
	2016	2015	2014
Components of Net Periodic Pension Cost (Benefit):
Service cost	$0.1	$0.1	$5.5
Interest cost	5.8	5.6	6.3
Expected return on plan assets	(8.0)	(8.7)	(8.4)
Net amortization of actuarial net loss	1.4	0.3	0.1
Curtailment gain	—	—	(2.4)
Settlement loss	—	0.2	—
Net periodic pension cost (benefit)	$(0.7)	$(2.5)	$1.1

Weighted‑Average Assumptions Used to Determine Net Periodic Pension Cost (Benefit)
Discount rate	4.3%	3.9%	4.8%
Expected return on assets	7.2%	7.4%	7.6%
Average rate of increase in compensation	4.3%	4.0%	4.6%

The net periodic postretirement cost was insignificant in 2016, 2015 and 2014.

The discount rate reflects the rate the Company would have to pay to purchase high-quality investments that would provide cash sufficient to settle its current pension obligations. The discount rate is determined based on a range of factors, including the rates of return on high-quality, fixed-income corporate bonds and the related expected duration of the obligations. The discount rate for the Plan is based on the rate from the Mercer Pension Discount Curve-Above Mean Yield that is appropriate for the duration of the obligations. The discount rate used to measure the pension obligation at the end of the year is also used to measure pension cost in the following year.

The expected return on plan assets for the U.S. qualified plan is based on expected future investment returns considering the target investment mix of plan assets. It reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the projected benefit obligations. In determining the expected long-term rate of return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance.

The expected rate of compensation increase reflects expected long-term average rate of salary increases and is based on historic salary increase experience and management’s expectations of future salary increases.

The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached in 2038. Changing the assumed health care cost trend rates by one percentage point is estimated to have an insignificant (less than $0.1 million) impact on the accumulated postretirement benefit obligation as of December 31, 2016 and the 2016 aggregate of service and interest costs.

The Company expects to amortize $1.2 million of net actuarial losses from accumulated other comprehensive loss into net periodic pension cost (benefit) in 2017.

Plan Assets

The Company has a long-term investment outlook for its Plan assets, which is consistent with the long-term nature of the Plan's respective liabilities.

The Company currently has a target asset allocation of 65% equity and 35% fixed income. The equity portion of the assets are invested in one passively managed S&P 500 index fund, one passively managed U.S. small/midcap fund, one actively managed international fund and one actively managed emerging markets fund. The fixed income portion of the assets is actively managed by professional investment managers and is benchmarked to the Barclays Long Govt./Credit Index.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value measurements of all plan assets are based upon significant other observable inputs (Level 2), except for cash which is based upon quoted market prices in active markets for identical assets (Level 1). The following represents the Company's pension plan assets (in millions):

Asset Category	December 31, 2016	December 31, 2015
Cash	$1.5	$—
Short Term Investments	0.2	1.5
Equity Securities:
U.S. Large Cap	34.7	34.2
U.S. Mid Cap	11.3	7.8
U.S. Small Cap	9.5	9.7
International Large Cap	20.8	20.7
International Emerging Markets	6.9	6.3
Asset-Backed Securities	1.2	1.1
Fixed Income Securities:
U.S. Treasuries	6.8	13.2
Corporate Bonds	21.4	23.8
Government Bonds	3.5	1.9
Municipal Bonds	3.2	2.2
Mortgage-Backed Securities	1.8	—
Real Estate (REITs)	—	1.9
	122.8	124.3
Assets expected to be received from the Hertz Plan	10.4	—
Total fair value of pension plan assets	$133.2	$124.3

Estimated Future Benefit Payments

The following table presents estimated future benefit payments (in millions):

	Pension	Postretirement
2017	$5.7	$0.1
2018	6.3	0.1
2019	7.2	0.1
2020	8.2	0.1
2021	8.5	0.1
2022-2026	57.2	0.4
	$93.1	$0.9

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Multiemployer Pension Plans

The Company contributes to several multiemployer defined benefit pension plans under collective bargaining agreements that cover certain union represented employees. The risks of participating in such plans are different from the risks of single-employer plans, in the following respects:

(a) Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

(b) If a participating employer ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers;

(c) If the Company ceases to have an obligation to contribute to the multiemployer plan in which the Company had been a contributing employer, the Company may be required to pay to the plan an amount based on the underfunded status of the plan and on the history of the Company's participation in the plan prior to the cessation of its obligation to contribute. The amount that an employer that has ceased to have an obligation to contribute to a multiemployer plan is required to pay to the plan is referred to as a withdrawal liability.

The Company's participation in multiemployer plans for the annual period ended December 31, 2016 is outlined in the table below. For each plan that is individually significant to the Company, the following information is provided:

•	The "EIN / Pension Plan Number" column provides the Employer Identification Number assigned to a plan by the Internal Revenue Service.

•
The "Pension Protection Act Zone Status" available is for plan years that ended in 2016 and 2015. The zone status is based on information provided to the Company and other participating employers by each plan and is certified by the plan's actuary. A plan in the "red" zone has been determined to be in "critical status," based on criteria established under the Internal Revenue Code, or the "Code," and is generally less than 65% funded. A plan in the "yellow" zone has been determined to be in "endangered status," based on criteria established under the Code, and is generally less than 80% funded. A plan in the "green" zone has been determined to be neither in "critical status" nor in "endangered status," and is generally at least 80% funded.

•
The "FIP/RP Status Pending/Implemented" column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the "yellow" zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2016.

•
The "Surcharge Imposed" column indicates whether a surcharge was paid during the most recent annual period presented for the Company's contributions to any plan in the red zone in accordance with the requirements of the Code. The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributed to the plans.

There are no plans where the amount contributed by the Company represents more than 5% of the total contributions to the plan for the years ended December 31, 2016, 2015 and 2014.

(In millions)	EIN / Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Pension Fund		2016	2015		2016	2015	2014
Midwest Operating Engineers	36-6140097	Green	Green	N/A	$0.7	$0.7	$0.5	N/A	8/31/2018
Other Plans (a)					0.8	0.7	0.6
Total Contributions					$1.5	$1.4	$1.1
(a)    Consists of six plans, none of which are individually significant to the Company.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Stock-Based Compensation

Prior to the Spin-Off, certain of the Company's employees participated in stock-based compensation plans sponsored by Hertz Holdings. Stock-based compensation awards are measured on their grant date using a fair value method and are recognized in the statement of operations over the requisite service period. The stock-based compensation plan provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted awards (shares and units) and deferred stock units to key executives, employees and non-management directors.

In connection with the Spin-Off, Herc Holdings inherited the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, which was renamed the Herc Holdings Inc. 2008 Omnibus Incentive Plan (the “Omnibus Plan”). Outstanding equity awards at the time of the Spin-Off were adjusted and converted in accordance with a formula designed to preserve the intrinsic economic value of the original equity awards after taking into account the Spin-Off and the reverse stock split. Adjusted awards for active and former Herc employees were denominated in the common stock of Herc Holdings after the Spin-Off. Generally, the adjusted awards were subject to the same terms and vesting conditions as the original Hertz Holdings awards. The adjusted awards for performance stock units provided adjusted performance metrics to reflect the separation of the vehicle rental and equipment rental businesses, and the adjusted awards contained such additional or adjusted provisions as were required.

The total number of common shares authorized for issuance under the Omnibus Plan after the reverse stock split is approximately 2,200,000, of which 750,000 remains available as of December 31, 2016 for future incentive awards. The share and per share data presented in this note have been retroactively adjusted to reflect the impact of the separation and conversion, including the reverse stock split.

The Company's stock-based compensation expense is included in “Selling, general and administrative” expense in the Company's consolidated statements of operations. The following table summarizes the expenses and associated income tax benefits recognized (in millions):

	Years Ended December 31,
	2016	2015	2014
Compensation expense	$5.5	$2.7	$1.4
Income tax benefit	(2.1)	(1.1)	(0.5)
Total	$3.4	$1.6	$0.9

Stock-based compensation expense includes expense attributable to the Company based on the awards granted prior to the Spin-Off to the Company's employees and terms under the Omnibus Plan and an allocation of THC's corporate and shared functional employee expenses. Accordingly, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the results that the Company would have experienced as an independent, publicly-traded company for the periods presented.

These expenses include allocated stock-based compensation expenses from THC of $2.0 million, $1.8 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, on a pre-tax basis. The expenses are for the employees of THC and its non-Herc Holdings subsidiaries whose costs of services were allocated to the Company for the applicable periods presented. For additional information related to costs allocated to the Company by THC, see Note 19, "Related Party Transactions."

As of December 31, 2016, there was $15.1 million of total unrecognized compensation cost related to non-vested stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") granted under the Omnibus Plan. The total unrecognized compensation cost is expected to be recognized over the remaining 2.2 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Stock Options

All stock options granted under the Omnibus Plan had a per-share exercise price of not less than the fair market value of one share of common stock on the grant date. Stock options vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan). No stock options are exercisable after ten years from the grant date.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s practice is to grant stock options at fair market value. Options vest over four years with terms of five to 10 years, assuming continued employment with certain exceptions. Vesting of the option awards is contingent upon meeting certain service conditions. The fair value of option grants is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. For stock option grants during 2016, expected volatility was calculated based on a blended volatility of peer group volatility and implied volatility as the Company does not have sufficient stock price data to calculate historical volatility. The Company used the simplified method under Staff Accounting Bulletin Topic 14, Share-Based Payment as the basis for estimating the expected life of an option because the exercise data for participants who held options as employees of a subsidiary of our former parent is not necessarily indicative of future exercise patterns. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Years Ended December 31,
	2016	2015	2014
Expected volatility	50%	39%	N/A
Expected dividend yield	—%	—%	N/A
Expected term (years)	4.8	5.0	N/A
Risk-free interest rate	1.09%	1.22%	N/A
The weighted average per share grant date fair values of options granted during 2016 and 2015 were $14.28 and $18.06, respectively. There were no options granted during 2014. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

A summary of option activity under the Omnibus Plan is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions of dollars) (a)
Outstanding at December 31, 2015	134,200	$52.11
Granted	429,539	33.28
Exercised	(16,702)	21.40
Forfeited or expired	(17,362)	49.18
Outstanding at December 31, 2016	529,675	$37.90
Vested and Unvested Expected to Vest at December 31, 2016	418,974	$36.54	6.2	$2.5
Exercisable at December 31, 2016	49,543	$53.54	2.3	$0.1

(a) Market price per share on December 30, 2016, the last trading day of the year, was $40.16. The intrinsic value is zero for options with exercise prices above market value.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock options as of December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$20.00-30.00	9,260	$27.63	2.4	9,260	$27.63	2.4
30.01-40.00	420,759	33.19	6.6	—	—	0.0
40.01-50.00	9,350	42.82	5.4	5,133	43.59	4.2
50.01-60.00	54,036	55.64	3.5	13,506	55.64	3.5
60.01-70.00	16,774	64.37	0.4	16,774	64.37	0.4
70.01-80.00	19,496	70.14	3.1	4,870	70.14	3.1
	529,675	$37.90		49,543	$53.54

Additional information pertaining to stock option activity under the Omnibus Plan is as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Aggregate intrinsic value of stock options exercised (a)	$0.1	$—	$0.5
Cash received from the exercise of stock options (b)	0.4	—	0.8
Tax benefit realized on exercise of stock options	—	—	0.2

(a)	The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

(b)
In addition to the cash received in the table above, cash received from exercise of stock options by Hertz Holdings employees prior to the Spin-Off for 2016, 2015 and 2014 was $9.6 million, $5.1 million and $17.2 million, respectively, as reflected in the accompanying consolidated statements of cash flows.

Performance Stock Units

PSUs granted under the Omnibus Plan will vest based on the achievement of pre-determined performance goals over performance periods determined by the Company's Compensation Committee. Each of the units granted under the Omnibus Plan represent the right to receive one share of the Company's common stock on a specified future date. In the event of an employee's death or disability, a pro rata portion of the employee's PSUs will vest to the extent performance goals are achieved at the end of the performance period.

A summary of the PSU activity under the Omnibus Plan is presented below.

	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	37,259	$62.33
Granted	119,164	29.77
Vested	—	—
Forfeited or expired	(11,459)	56.51
Nonvested at December 31, 2016	144,964	$36.02

The weighted average per share grant-date fair values of PSUs granted during 2016, 2015 and 2014 were $29.77, $59.50 and $68.70, respectively. The total fair value of PSUs that vested during 2016, 2015 and 2014 was $0.0 million, $0.6 million and $1.7 million, respectively.

Compensation expense for PSUs is based on the grant date fair value, and is recognized ratably over the vesting period. For grants in 2016, 2015 and 2014, the vesting period is three years. In addition to the service vesting condition, the PSUs have an additional

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

vesting condition which calls for the number of units to be awarded being based on the achievement of certain performance measures over the applicable measurement period.

PSUs granted in 2016 include vesting conditions based on the achievement of the Company's corporate EBITDA performance measures over a three-year period from 2016 to 2018. PSUs granted in 2015 include vesting conditions based on the achievement of certain performance measures over a three-year period from 2015 to 2017. For 2015, the performance measure was based on Hertz Holdings' corporate EBITDA performance measure which was not achieved and, therefore, the PSUs for the 2015 performance period were forfeited. In connection with the Spin-Off, the awards' vesting condition for the 2016 and 2017 performance periods was changed by Hertz Holdings to a Herc stand-alone EBITDA performance measure. The change in the performance measure was treated as a modification of the awards and did not have a significant impact on the Company's results of operations.

Restricted Stock Units

RSUs granted under the Omnibus Plan will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the Compensation Committee. Compensation expense for RSUs is based on the grant date fair value, and is recognized ratably over the vesting period. For grants in 2016, 2015 and 2014, the vesting period is three years.

A summary of the RSU activity under the Omnibus Plan is presented below.

	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	21,206	$56.30
Granted	289,575	32.36
Vested	(8,820)	55.51
Forfeited or expired	(4,063)	38.99
Nonvested at December 31, 2016	297,898	$32.63

The weighted average per share grant date fair values of RSUs granted during 2016, 2015 and 2014 were $32.36, $56.13 and $78.22, respectively. The total fair value of RSUs that vested during 2016, 2015 and 2014 was $0.3 million, $0.6 million and $1.6 million, respectively.

Note 11—Income Taxes

For 2014, 2015 and the first half of 2016, Herc is included in the consolidated income tax returns of Hertz Holdings. With respect to these time periods, the income tax provision included in these financial statements has been calculated using a separate return basis, as if Herc filed separate consolidated group income tax returns, and was not part of the consolidated income tax returns of Hertz Holdings.

The components of income (loss) before income taxes for the periods were as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
Domestic	$2.5	$102.4	$105.3
Foreign	(7.4)	54.5	39.2
Income (loss) before income taxes	$(4.9)	$156.9	$144.5

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes consists of the following (in millions):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$15.8	$2.4
Foreign	2.4	3.3	16.0
State and local	0.1	4.2	3.0
Total current	2.5	23.3	21.4
Deferred:
Federal	3.5	20.4	31.7
Foreign	(2.3)	0.1	1.1
State and local	11.1	1.8	0.6
Total deferred	12.3	22.3	33.4
Total income tax expense	$14.8	$45.6	$54.8

The principal items of the U.S. and foreign net deferred tax assets and liabilities are as follows (in millions):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Employee benefit plans	$7.1	$7.6
Tax credit carryforwards	1.5	0.1
Accrued and prepaid expenses	38.6	32.4
Net operating loss carryforwards	90.7	6.4
Total deferred tax assets	137.9	46.5
Less: valuation allowance	(4.5)	(3.6)
Total net deferred tax assets	133.4	42.9
Deferred tax liabilities:
Deferred state gain	(5.5)	—
Depreciation on tangible assets	(721.1)	(673.9)
Intangible assets	(98.9)	(96.1)
Total deferred tax liabilities	(825.5)	(770.0)
Net deferred tax liability	$(692.1)	$(727.1)

In connection with the Spin-Off, net operating loss carryforwards have been split between the Company and New Hertz pursuant to the Internal Revenue Code and regulations. While not expected to be significant, the split of net operating loss carryforwards may be further adjusted as 2016 income tax returns are finalized through 2017. As of December 31, 2016, deferred tax assets of $78.5 million, net of $0.2 million recorded for uncertain tax positions, were recorded for unutilized U.S. Federal Net Operating Losses, or "NOL," carryforwards of $224.3 million. The total Federal NOL carry forwards are $231.4 million, of which $7.1 million relates to excess tax deductions associated with stock option plans which have yet to reduce taxes payable. Upon the utilization of these carry forwards, the associated tax benefits of approximately $2.5 million will be recorded to equity. The Federal NOLs begin to expire in 2026. State NOLs, exclusive of the effects of the excess tax deductions, have generated a deferred tax asset of $8.9 million. The state NOLs expire over various years beginning in 2016 depending upon the particular jurisdictions.

As of December 31, 2016, deferred tax assets of $1.1 million were recorded for Federal Alternative Minimum Tax Credits and various non-U.S. Tax Credits.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2016, deferred tax assets of $3.3 million were recorded for foreign NOL carryforwards of $13.6 million. The foreign NOL carryforwards of $13.6 million include $0.8 million which have an indefinite carryforward period and associated deferred tax assets of $0.1 million. The remaining foreign NOLs of $12.8 million are subject to expiration beginning in 2017 and have associated deferred tax assets of $3.2 million.

In determining the valuation allowance, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with ASC 740-10, "Accounting for Income Taxes," or "ASC 740-10." This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. Based on the assessment, as of December 31, 2016, total valuation allowances of $4.5 million were recorded against deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not the remaining deferred tax assets of $133.4 million will be realized and as such no valuation allowance has been provided on these assets.

The income tax in the accompanying consolidated statements of operations differs from the income tax calculated by applying the statutory federal income tax rate of 35.0% to income (loss) before income taxes due to the following (in millions):

	Years Ended December 31,
	2016	2015	2014
Income Tax at Statutory Rate	$(1.7)	$54.9	$50.6

Increases (Decreases) Resulting From:
Foreign tax differential	0.7	(0.3)	(8.8)
Foreign local taxes	—	0.8	1.2
Foreign rate changes	0.1	1.7	3.2
State and local income taxes, net of federal income tax benefit	9.5	5.0	(0.1)
Change in state statutory rates, net of federal income tax benefit	1.7	(0.5)	5.3
Federal and foreign permanent differences	3.2	(0.3)	0.9
Change in valuation allowance	1.3	3.8	(0.3)
Benefit from sale of non-U.S. operations	—	(20.4)	—
All other items, net	—	0.9	2.8
Income Tax Expense	$14.8	$45.6	$54.8

The provision for income taxes in 2016 is approximately $16.5 million higher than the provision calculated using the statutory federal tax rate. The increase is primarily due to $9.5 million of tax expense related to state taxes incurred as a result of the Spin-Off. However, the majority of the additional taxes were offset by available state NOLs such that the cash taxes associated with the Spin-Off were minimal. The $3.2 million of federal and foreign permanent differences relate to non-deductible items and transaction costs resulting from the Spin-Off.

The Company's foreign subsidiaries have undistributed earnings which could be subject to taxation if repatriated. Deferred tax liabilities have not been recorded for such earnings because it is management’s current intention to permanently reinvest such undistributed earnings offshore. Due to the uncertainty caused by the various methods in which such earnings could be repatriated, it is not practicable to estimate the actual amount of such deferred tax liabilities.

The Company would consider and pursue appropriate alternatives to reduce the tax liability, if, in the future, undistributed earnings are repatriated to the United States, or it is determined such earnings will be repatriated in the foreseeable future and deferred tax liabilities will be recorded.

As a consequence of the Company’s inclusion in the Hertz Global Holdings, Inc. consolidated income tax returns, it is joint and severally liable, with other members of the consolidated group, for any additional taxes that may be assessed against Hertz Global Holdings, Inc. As of December 31, 2016, the Company has recorded a $0.2 million liability related to New Hertz which is included in the consolidated group for the first half of 2016. The Company classifies net, after-tax interest and penalties related to the liabilities for unrecognized tax benefits as a component of “Income tax expense” in the consolidated statements of operations.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

However, no penalties or interest have been calculated on the balance of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 as any additional taxable income would be covered by the Company's NOL carryforwards.

The Company conducts business globally and, as a result, files one or more income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The open tax years for these jurisdictions span from 2004 to 2015. The Internal Revenue Service completed their audit of the Company's 2007 to 2011 consolidated income tax returns, which Herc is included in, and had no changes to the previously filed tax returns. The Company was recently notified that the Internal Revenue Service will be auditing the 2014 and 2015 income tax returns. Several U.S. state and non-U.S. jurisdictions are under audit. We do not expect any material assessments resulting from these audits.

Note 12—Leases

The Company has various operating leases under which the following amounts were expensed (in millions):

	Years Ended December 31,
	2016	2015	2014
Real estate	$31.8	$31.5	$32.1
Office and computer equipment	1.2	1.7	2.1
	33.0	33.2	34.2
Sublease income	(0.5)	(0.5)	(0.7)
Total	$32.5	$32.7	$33.5

As of December 31, 2016, minimum obligations under existing agreements referred to above are as follows (in millions):

2017	$29.3
2018	26.7
2019	20.8
2020	14.3
2021	9.3
After 2021	36.0
Total	$136.4

The future minimum rent payments in the above table have been reduced by minimum future sublease rental inflows in the aggregate amount of $2.0 million as of December 31, 2016.

Many of the Company's real estate leases require the Company to pay or reimburse operating expenses, such as real estate taxes, insurance and maintenance expenses. Such obligations are not reflected in the table of minimum future obligations appearing immediately above. The Company operates from various leased premises under operating leases with terms of up to 15 years. A number of the Company's operating leases contain renewal options. These renewal options vary, but the majority includes clauses for renewal for various term lengths at various rates, both fixed and market.

Capital Leases

As of December 31, 2016 and 2015, the Company has gross assets under capital leases of $109.9 million and $88.9 million, respectively. Capital lease obligations consist primarily of service vehicle leases with periods expiring at various dates through 2020.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2016, future minimum capital lease payments for existing agreements referred to above are as follows (in millions):

2017	$18.3
2018	22.5
2019	23.6
2020	11.9
Total minimum lease payments	76.3
Less amount representing interest (at a weighted-average interest rate of 3.99%)	(6.0)
Total capital lease obligations	$70.3

Note 13—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) are presented in the tables below (in millions).

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(15.5)	$(119.9)	$(135.4)
Other comprehensive income before reclassification	—	15.8	15.8
Amounts reclassified from accumulated other comprehensive loss	0.9	—	0.9
Net current period other comprehensive income	0.9	15.8	16.7
Balance at December 31, 2016	$(14.6)	$(104.1)	$(118.7)

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(10.8)	$(21.5)	$(32.3)
Other comprehensive loss before reclassification	(5.0)	(56.8)	(61.8)
Amounts reclassified from accumulated other comprehensive loss	0.3	(41.6)	(41.3)
Net current period other comprehensive loss	(4.7)	(98.4)	(103.1)
Balance at December 31, 2015	$(15.5)	$(119.9)	$(135.4)

Amounts reclassified from accumulated other comprehensive income (loss) to net income (loss) were as follows (in millions):

	Years Ended December 31,
	2016	2015	2014	Statement of Operations Caption
Amortization of actuarial losses	$1.4	$0.3	$0.1	Selling, general and administrative
Settlement loss	—	0.2	—	Selling, general and administrative
Curtailment gain	—	—	(2.4)	Selling, general and administrative
Reclassification of foreign currency items to other (income) expense(a)	—	(41.6)	—	Other (income) expense
Total	1.4	(41.1)	(2.3)
Tax expense (benefit)	(0.5)	(0.2)	0.9	Income tax expense
Total reclassifications for the period	$0.9	$(41.3)	$(1.4)
(a)     Related to the sale of the Company's operations in France and Spain in October 2015, see Note 6, "Divestitures."

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Commitments and Contingencies

Legal Proceedings

From time to time the Company is a party to various legal proceedings. Summarized below are the most significant legal proceedings to which the Company is a party.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Hertz Holdings made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings responded to the amended complaint by filing a motion to dismiss. After a hearing in October 2014, the court granted Hertz Holdings’ motion to dismiss the complaint. The dismissal was without prejudice and plaintiff was granted leave to file a second amended complaint. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period such that it was not alleged to have commenced until May 18, 2013 and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, this case was assigned to a new federal judge in the District of New Jersey, and Hertz Holdings responded to the second amended complaint by filing another motion to dismiss. On July 22, 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice and ordered that plaintiff could file a third amended complaint. In August 2015, plaintiff filed a third amended complaint which included additional allegations, named additional then-current and former officers as defendants and expanded the putative class period such that it was alleged to span from February 14, 2013 to July 16, 2015. In November 2015, Hertz Holdings filed its motion to dismiss. Thereafter, a motion was made by plaintiff to add a new plaintiff, because of challenges to the standing of the first plaintiff. The court granted plaintiffs leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint in its entirety with prejudice on March 24, 2016, and plaintiff filed its opposition to same on May 6, 2016. On June 13, 2016, Hertz Holdings and the individual defendants filed their reply briefs in support of their motions to dismiss. The matter is now fully briefed. The Company believes that it has valid and meritorious defenses and New Hertz, which is responsible for managing this matter, has informed the Company that it intends to vigorously defend against the complaint, but litigation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. It is possible that this matter could be decided unfavorably to the Company. The Company is currently unable to reasonably estimate the range of these possible losses, but they could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

Governmental Investigations - In June 2014, Hertz Holdings was advised by the staff of the New York Regional Office of the SEC that it is investigating the events disclosed in certain of Hertz Holdings’ filings with the SEC. In addition, in December 2014 a state securities regulator requested information from Hertz Holdings regarding the same or similar events. Starting in June 2016, Hertz Holdings and New Hertz have had communications with the United States Attorney’s Office for the District of New Jersey regarding the same or similar events. New Hertz is responsible for managing these matters. The investigations and communications generally involve the restatements included in Hertz Holdings’ 2014 Form 10-K and related accounting for prior periods. Among other matters, the restatements included in Hertz Holdings’ 2014 Form 10-K addressed a variety of accounting matters involving THC's former Brazil vehicle rental operations. Hertz Holdings identified certain activities by THC's former vehicle rental operations in Brazil that may raise issues under the Foreign Corrupt Practices Act and other federal and local laws. THC has self-reported these issues to appropriate government entities, and these issues continue to be investigated. The Company has and intends to continue to cooperate with all governmental requests related to the foregoing. At this time, the Company is currently unable to predict the outcome of these proceedings and issues or to reasonably estimate the range of possible losses, which could be material.

In addition, the Company is subject to a number of claims and proceedings that generally arise in the ordinary conduct of its business. These matters include, but are not limited to, claims arising from the operation of rented equipment and workers' compensation claims. The Company does not believe that the liabilities arising from such ordinary course claims and proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has established reserves for matters where the Company believes the losses are probable and can be reasonably estimated. For matters where a reserve has not been established, including certain of those described above, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. Litigation is subject to many uncertainties and there can be no assurance as to the outcome of the individual litigated matters. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

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

The Spin-Off

In connection with the Spin-Off, pursuant to the separation and distribution agreement (as discussed in Note 20, "Arrangements with New Hertz"), the Company has assumed the liability for, and control of, all pending and threatened legal matters related to its equipment rental business and related assets, as well as assumed or retained liabilities, and will indemnify New Hertz for any liability arising out of or resulting from such assumed legal matters. The separation and distribution agreement also provides for certain liabilities to be shared by the parties. The Company is responsible for a portion of these shared liabilities (typically 15%), as set forth in that agreement. New Hertz is responsible for managing the settlement or other disposition of such shared liabilities. Pursuant to the tax matters agreement, the Company has agreed to indemnify New Hertz for any resulting taxes and related losses if the Company takes or fails to take any action (or permits any of its affiliates to take or fail to take any action) that causes the Spin-Off and related transactions to be taxable, or if there is an acquisition of the equity securities or assets of the Company or of any member of the Company’s group that causes the Spin-Off and related transactions to be taxable.
Environmental
The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. The probable expenses that the Company expects to incur for such matters have been accrued, and those expenses are reflected in the Company's consolidated financial statements. As of December 31, 2016 and December 31, 2015, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" were $0.2 million and $0.1 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which the Company ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as the Company's connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Restructuring

As part of the Company's ongoing effort to reduce operating costs, the Company reduced headcount and closed certain branches in 2016, 2015 and 2014 in the U.S. and Canada. This resulted in severance costs as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities.

The Company incurred the following restructuring costs (in millions):

	Years Ended December 31,
	2016	2015	2014
By Type:
Termination benefits	$1.8	$2.8	$2.0
Facility closure and lease obligation costs	2.2	1.5	3.0
Relocation costs	—	—	0.7
Total	$4.0	$4.3	$5.7

The following table sets forth the activity affecting the restructuring accrual during the years ended December 31, 2016 and 2015 (in millions). The Company expects to pay the remaining restructuring obligations relating to termination benefits over the next 12 months. The remainder of the restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

	Termination Benefits	Other	Total
Balance as of December 31, 2014	$0.8	$2.6	$3.4
Charges incurred	2.8	1.5	4.3
Cash payments	(2.4)	(2.8)	(5.2)
Balance as of December 31, 2015	$1.2	$1.3	$2.5
Charges incurred	1.8	2.2	4.0
Cash payments	(2.8)	(2.8)	(5.6)
Balance as of December 31, 2016	$0.2	$0.7	$0.9

Note 16—Financial Instruments

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

While certain derivatives may be subject to netting arrangements with counterparties, the Company does not offset derivative assets and liabilities within the consolidated balance sheet. The following table summarizes the estimated fair value of the Company's financial instruments, none of which have been designated in a hedging relationship (in millions):

	Fair Value of Financial Instruments
	Prepaid Expenses and Other Current Assets		Accrued Liabilities
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Foreign currency forward contracts	$0.1	$0.1	$—	$—

Gains and losses recognized on foreign currency forward contracts are included in "Selling, general and administrative" in the consolidated statements of operations together with the corresponding, offsetting losses and gains on the underlying hedged transactions. The following table summarizes the gains (losses) on derivative instruments for the periods indicated (in millions):

	Years Ended December 31,
	2016	2015	2014
Foreign currency forward contracts	$5.0	$(5.9)	$(0.5)

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

The Company assesses the inputs used to measure fair value using the three-tier hierarchy promulgated under U.S. GAAP. This hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market.

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

Level 3: Inputs that are unobservable to the extent that observable inputs are not available for the asset or liability at the measurement date and include management's judgment about assumptions that market participants would use in pricing the asset or liability.

Under U.S. GAAP, entities are allowed to measure certain financial instruments and other items at fair value. The Company has not elected the fair value measurement option for any of its assets or liabilities that meet the criteria for this option. Irrespective of the fair value option previously described, U.S. GAAP requires certain financial and non-financial assets and liabilities of the Company to be measured on either a recurring basis or on a nonrecurring basis as shown in the sections that follow.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of cash, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments. The Company's assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecasted cash flows) inputs. See Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements-Goodwill and Indefinite-Lived Intangible Assets," for more information on the application of the use of fair value methodology.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Equivalents and Investments

The Company’s cash equivalents primarily consist of money market accounts which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets.

The following table summarizes the ending balance of the Company's cash equivalents (in millions):

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$—	$—	$—	$—	$13.5	$—	$—	$13.5

Financial Instruments

The fair value of the Company's financial instruments as of December 31, 2016 and 2015 are shown in Note 16, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Debt Obligations

The fair value of the Company's debt is estimated based on quoted market rates as well as borrowing rates currently available for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	December 31, 2016		December 31, 2015
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Debt	$2,215.3	$2,275.5	$63.5	$63.5

Note 18—Equity and Earnings (Loss) Per Share

Earnings Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

On June 30, 2016, the Company effected a 1-for-15 reverse stock split. All share data, per share amounts and dilutive and antidilutive amounts have been retroactively adjusted to reflect the impact of the separation and conversion, including the reverse stock split, in the accompanying consolidated financial statements and notes thereto for all periods presented.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data).

	Year Ended December 31,
	2016	2015	2014
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss), basic	$(19.7)	$111.3	$89.7
Interest on convertible senior notes, net of tax	—	—	1.1
Net income (loss), diluted	$(19.7)	$111.3	$90.8
Denominator:
Basic weighted average common shares	28.3	30.2	30.3
Stock options, RSUs and PSUs(a)	—	—	—
Issuance of common stock upon conversion of convertible senior notes	—	—	1.3
Weighted average shares used to calculate diluted earnings per share	28.3	30.2	31.6
Earnings (loss) per share:
Basic	$(0.70)	$3.69	$3.00
Diluted	$(0.70)	$3.69	$2.87
Antidilutive stock options, RSUs and PSUs(a)	0.3	—	—

(a)
The dilutive impact of stock options, RSUs and PSUs for the years ended December 31, 2016, 2015 and 2014 and antidilutive impact for the years ended December 31, 2015 and 2014, rounds to zero for each period.

Share Repurchase Program

In March 2014, Hertz Holdings announced a $1.0 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits the Company, as the successor to Hertz Holdings, to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or in any specific amount. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, contractual restrictions and other factors. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. During 2015, Hertz Holdings repurchased 2.5 million shares (on a reverse split adjusted basis) at an aggregate purchase price of approximately $604.5 million under the Share Repurchase Program. Repurchases are included in treasury stock in the accompanying consolidated balance sheets as of December 31, 2016 and December 31, 2015. As of December 31, 2016, the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $395.9 million.

Note 19—Related Party Transactions

Transactions between the Company and THC and its affiliates prior to the Spin-Off are herein referred to as "related party" or "affiliated" transactions for the periods presented. Effective with the Spin-Off on June 30, 2016, all transactions with THC and its affiliates were settled and paid in full. Effective upon the Spin-Off, the Company entered into a transition services agreement with New Hertz. See Note 20, "Arrangements with New Hertz" for further information.
Loans with Affiliates

Prior to the Spin-Off, the Company entered into various loan agreements with affiliates as part of the centralized approach to financing of worldwide operations by THC. The amounts due to and from other affiliates had various interest rates and maturity dates but were generally short-term in nature. Effective with the Spin-Off on June 30, 2016, any loans with affiliates were settled and paid in full, including any accrued interest.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intercompany Transactions

Prior to the Spin-Off, all significant intercompany payable/receivable balances between the Company and THC were considered to be effectively settled for cash in the consolidated financial statements at the time the transaction was recorded.

Corporate Allocations

Prior to the Spin-Off, THC provided services to and funded certain expenses for the Company that were recorded at the THC level. As discussed in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements," the financial information in these consolidated financial statements includes, in periods prior to June 30, 2016, direct costs of the Company incurred by THC on the Company’s behalf and an allocation of general corporate expenses of THC which were not historically allocated to the Company for certain support functions that were provided on a centralized basis within THC and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others, and that would have been incurred had the Company been a separate, stand-alone entity.

Costs incurred and allocated by THC were included in the consolidated statements of operations as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
Direct operating	$0.6	$(0.9)	$2.2
Selling, general and administrative	18.0	36.0	44.5
Total allocated expenses	$18.6	$35.1	$46.7

Agreements with Carl C. Icahn

The Company is subject to the Nomination and Standstill Agreement, dated September 15, 2014 (the "Nomination and Standstill Agreement"), with Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., Vincent J. Intrieri, Samuel Merksamer and Daniel A. Ninivaggi (collectively, the "Original Icahn Group"). In connection with their appointments to the Company’s board of directors, each of Courtney Mather, Louis J. Pastor and Stephen A. Mongillo (collectively, the "Icahn Designees," and, together with the Original Icahn Group, the "Icahn Group") executed a Joinder Agreement agreeing to become bound as a party to the terms and conditions of the Nomination and Standstill Agreement (such Joinder Agreements are referred to herein collectively as the "Joinder Agreements," and, together with the Nomination and Standstill Agreement, the "Icahn Agreements").

Pursuant to the Icahn Agreements, the Icahn Designees were appointed to the Company’s board of directors effective June 30, 2016. Pursuant to the Icahn Agreements, so long as an Icahn Designee is a member of the board of directors, the board of directors will not be expanded to greater than 10 directors without approval from the Icahn Designees then on the board of directors. In addition, pursuant to the Icahn Agreements, subject to certain restrictions and requirements, the Icahn Group will have certain replacement rights in the event an Icahn Designee resigns or is otherwise unable to serve as a director (other than as a result of not being nominated by the Company for an annual meeting).

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

Pursuant to the Icahn Agreements, the Company will not create a separate executive committee of the board so long as an Icahn Designee is a member of the board of directors.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If at any time the Icahn Group ceases to hold a "net long position," as defined in the Nomination and Standstill Agreement, in at least (A) 1,900,000 shares of the Company’s common stock, the Icahn Group will cause one Icahn Designee to promptly resign from the board of directors; (B) 1,520,000 shares of the Company’s common stock, the Icahn Group will cause two Icahn Designees to promptly resign from the board of directors; and (C) 1,266,667 shares of the Company’s common stock, the Icahn Group will cause all of the Icahn Designees to promptly resign from the board of directors and the Company’s obligations under the Icahn Agreements will terminate. The foregoing share amounts are adjusted for the reverse stock split that was effective on June 30, 2016.

In addition, pursuant to the Icahn Agreements, the Company entered into a registration rights agreement, effective June 30, 2016 (the "Registration Rights Agreement"), with High River Limited Partnership, Icahn Partners LP and Icahn Partners Master Fund LP, on behalf of any person who is a member of the "Icahn group" (as such term is defined therein) who owns applicable securities at the relevant time and is or has become a party to the Registration Rights Agreement. The Registration Rights Agreement provides for customary demand and piggyback registration rights and obligations.

An affiliate of Carl C. Icahn purchased $50 million in aggregate principal amount of the 2022 Notes and $75 million in aggregate principal amount of the 2024 Notes.

Note 20—Arrangements with New Hertz

In connection with the Spin-Off, the Company entered into a separation and distribution agreement (the "Separation Agreement") with New Hertz. In connection therewith, the Company also entered into various other ancillary agreements with New Hertz to effect the Spin-Off and provide a framework for its relationship with New Hertz. The following summarizes some of the most significant agreements and relationships that Herc Holdings has with New Hertz.

Separation and Distribution Agreement

The Separation Agreement sets forth the Company's agreements with New Hertz that govern aspects of the Company's relationship with New Hertz following the Spin-Off as follows:

Internal Reorganization and Related Financing Transactions

The Separation Agreement provided for the transfers of entities and assets and assumptions of liabilities that were necessary to complete the Spin-Off, including the series of internal reorganization transactions such that New Hertz holds the entities associated with the vehicle rental business and the Company holds the entities associated with the equipment rental business.

Pursuant to the Separation Agreement, Herc made certain cash transfers in the total amount of approximately $2.1 billion to New Hertz and its subsidiaries in 2016.

Legal Matters and Claims; Sharing of Certain Liabilities

Subject to any specified exceptions, each party to the Separation Agreement assumed the liability for, and control of, all pending and threatened legal matters related to its own business, as well as assumed or retained liabilities, and will indemnify the other party for any liability arising out of or resulting from such assumed legal matters.

The Separation Agreement provides for certain liabilities to be shared by the parties. New Hertz and the Company are each responsible for a portion of these shared liabilities (typically 15% for the Company), as set forth in the Separation Agreement. New Hertz is responsible for managing the settlement or other disposition of such shared liabilities.

Other Matters

The Separation Agreement, among other things, (i) governed the transfer of assets and liabilities generally, (ii) terminated all intercompany arrangements between New Hertz and the Company except for specified agreements and arrangements that survived the Spin-Off, (iii) released certain claims between the parties and their affiliates, successors and assigns, (iv) allocated expenses of the Spin-Off between the parties, (v) contains further assurances, terms and conditions that require New Hertz

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and the Company to use commercially reasonable efforts to consummate the transactions contemplated by the Separation Agreement and the ancillary agreements, and (vi) contains mutual indemnification clauses.

Transition Services Agreement

The Company entered into a TSA pursuant to which New Hertz or its affiliates provide specified services to the Company on a transitional basis to help ensure an orderly transition following the Spin-Off, although New Hertz may request certain transition services to be performed by the Company. The ongoing services to be provided by New Hertz or its affiliates primarily include information technology and network and telecommunications systems support. Other services provided by New Hertz or its affiliates after the Spin-Off included human resources, payroll and benefits; treasury; tax matters and administrative services. The Transition Services Agreement generally provides for a term of up to two years following the Spin-Off, though the recipient of the services may elect to terminate a service at any time upon advance written notice. During 2016, the Company incurred expenses of $10.9 million under the Transition Services Agreement which is included in "Direct operating" and "Selling, general and administrative" expenses in the Company's consolidated statements of operations.

Tax Matters Agreement

The Company entered into a tax matters agreement ("Tax Matters Agreement") with New Hertz that governs the parties' rights, responsibilities and obligations after the Spin-Off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns.

Under the Tax Matters Agreement, each party is responsible for their respective tax liabilities. The agreement provided for no compensation due to any change in a tax attribute, such as a net operating loss.  Tax attributes were allocated between the entities based on the applicable federal or state income tax law and regulations. The Tax Matters Agreement also requires that an unqualified opinion from a nationally recognized law firm, supplemental ruling from the Internal Revenue Service, or waiver from the other party be obtained upon the occurrence or contemplated occurrence of certain events which could impact the taxability of the transaction under the U.S. federal income tax law.  A tax return will be filed with six months activity of New Hertz and 12 months activity of Herc Holdings.

Employee Matters Agreement

The Company and New Hertz entered into an employee matters agreement (the "Employee Matters Agreement") to allocate liabilities and responsibilities relating to employment matters, employee compensation, benefit plans and programs and other related matters. The Employee Matters Agreement governs New Hertz's and the Company's obligations with respect to such matters for current and former employees of the vehicle rental business and the equipment rental business.

Intellectual Property Agreement

The Company and New Hertz entered into an intellectual property agreement (the "Intellectual Property Agreement") that provides for ownership, licensing and other arrangements regarding the trademarks and related intellectual property that New Hertz and the Company use in conducting their businesses. The Intellectual Property Agreement allocates ownership between New Hertz and the Company of all trademarks, domain names and certain copyrights that Hertz Holdings or its subsidiaries owned immediately prior to the Spin-Off.

The Intellectual Property Agreement provides that the Company has the right to use certain intellectual property associated with the Hertz brand for a period of four years on a royalty-free basis. It also provides that, for so long as the Company continues to use certain intellectual property associated with the Hertz brand, the Company will not directly or indirectly engage in the business of renting and leasing cars, subject to certain exceptions, including that the Company may continue to rent vehicles to the extent Herc had done so immediately prior to the Spin-Off.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Real Estate Arrangements

The Company and New Hertz entered into certain real estate lease agreements pursuant to which the Company leases certain office space from New Hertz and New Hertz leases certain rental facilities space from the Company. Rent payments were negotiated based on comparable fair market rental rates.

Note 21—Segment Information

The Company consists of a single reportable segment, worldwide equipment rental. The Company considered guidance in ASC 280, "Segment Reporting" and used the management approach in determining its reportable segments.

International revenues, which are primarily generated in Canada and France (prior to divestiture in October 2015), totaled $193.6 million, $332.4 million and $460.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Geographic information for long-lived assets, which consist primarily of revenue earning equipment and property and equipment, was as follows (in millions):

	December 31, 2016	December 31, 2015
Total assets at end of year
United States	$3,203.3	$2,584.8
International	260.0	812.2
Total	$3,463.3	$3,397.0
Revenue earning equipment, net, at end of year
United States	$2,111.0	$2,081.9
International	279.0	300.6
Total	$2,390.0	$2,382.5
Property and equipment, net, at end of year
United States	$243.2	$214.9
International	28.8	31.7
Total	$272.0	$246.6

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22—Quarterly Financial Information (Unaudited)

Provided below is a summary of the quarterly operating results during 2016 and 2015. Amounts are computed independently each quarter. As a result, the sum of the quarter's amounts may not equal the total amount for the respective year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share data)	2016	2016	2016	2016
Revenues	$365.6	$380.4	$403.6	$405.2
Income (loss) before income taxes	(1.5)	(2.7)	6.7	(7.4)
Net income (loss)	(1.5)	(8.0)	3.0	(13.2)
Earnings (loss) per share:
Basic	$(0.05)	$(0.28)	$0.11	$(0.47)
Diluted	$(0.05)	$(0.28)	$0.11	$(0.47)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share data)	2015	2015	2015	2015
Revenues	$401.3	$422.7	$431.8	$422.4
Income before income taxes	6.7	19.6	35.5	95.1
Net income	1.7	10.6	20.8	78.2
Earnings per share:
Basic	$0.06	$0.35	$0.69	$2.68
Diluted	$0.06	$0.35	$0.69	$2.68

The Company sold its operations in France and Spain on October 31, 2015. Revenues during for the first, second, third and fourth quarters of 2015 attributed to those operations were $24.4 million, $16.1 million, $19.3 million and $6.9 million, respectively.

During the fourth quarter 2016, the Company discovered certain errors related to prior period financial statements, primarily related to the accounting for certain Spin-Off costs and internal-use software. To correct the errors, the Company recorded out-of-period adjustments that decreased income (loss) before income taxes by $2.7 million during the quarter ended December 31, 2016, of which approximately $1.9 million relates to fiscal years 2015 and prior. The Company assessed the materiality of these errors, both quantitatively and qualitatively, and concluded that the adjustments are not material to any prior quarterly or annual period and not material to the fourth quarter or annual 2016 periods. As a result, the Company recorded the correction of the errors in the quarter ended December 31, 2016.

Note 23—Subsequent Events

On February 28, 2017, pursuant to the terms of the Notes Indenture, Herc gave the Notes trustee notice of redemption of $61.0 million in aggregate principal amount of the 2022 Notes and $62.5 million in aggregate principal amount of the 2024 Notes at a redemption price of 103% of the aggregate principal amount outstanding plus accrued and unpaid interest thereon, if any, to, but not including the date of redemption. Herc drew down on its ABL Credit Facility to fund the redemption. The redemption date was March 10, 2017.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

HERC HOLDINGS INC. AND SUBSIDIARIES

(In millions)

	Beginning Balance	Provisions	Translation Adjustments	Deductions (a)	Ending Balance
Receivables allowances:
Year Ended December 31, 2016	$23.8	$44.4	$0.1	$(43.4)	$24.9
Year Ended December 31, 2015	28.4	42.8	—	(47.4)	23.8
Year Ended December 31, 2014	20.0	37.4	—	(29.0)	28.4

Tax valuation allowances:
Year Ended December 31, 2016	$3.6	$1.2	$(0.3)	$—	$4.5
Year Ended December 31, 2015	31.5	0.6	0.9	(29.4)	3.6
Year Ended December 31, 2014	34.7	3.7	(2.9)	(4.0)	31.5
(a) Amounts written off, net of recoveries

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, due to the identification of material weaknesses in our internal control over financial reporting as further described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Spin-Off Transaction

Prior to the Spin-Off on June 30, 2016, Herc had operated as the equipment rental division of Hertz Holdings. Typically, a new public company is not required to report on the effectiveness of its internal control over financial reporting in its first year-end report. However, due to the structure of the Spin-Off, even though Herc Holdings is considered the spinnee or divested entity for accounting purposes, we are nevertheless considered to be a “large accelerated filer” and management is required to assess and report for the first time on our internal control over financial reporting as of December 31, 2016, based on our own risk assessment and lower materiality levels as a stand-alone company. A significant number of business process controls had to be established, documented and tested for the first time. In addition, in making its assessment, management considered certain infrastructure and information technology ("IT") systems that we inherited in connection with the Spin-Off and certain IT and other services that we receive from New Hertz under the transition services agreement ("TSA") entered into in connection with the Spin-Off that impact Herc Holdings' control environment and, therefore, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Herc Holdings’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that Herc Holdings did not maintain effective internal control over financial reporting as of December 31, 2016 because material weaknesses existed at that date as discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management has determined that the following control deficiencies constitute material weaknesses.

Control Environment

We did not maintain an effective control environment, which is primarily attributable to the following identified material weaknesses:

•	Insufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with our external financial reporting requirements under U.S. GAAP.

•
Ineffective design and maintenance of controls over the non-fleet procurement process, which was exacerbated by the lack of training of field personnel as part of the Oracle enterprise resource planning system implementation during 2013. This control deficiency did not result in adjustments to the consolidated financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

The material weaknesses in our control environment contributed to the following material weaknesses:

•
Ineffective design and maintenance of controls over the accounting for payroll. Controls were not effectively designed and maintained to verify completeness and accuracy of payroll-related system generated reports and spreadsheets and to appropriately segregate payroll duties. These control deficiencies resulted in immaterial adjustments to Accrued liabilities and Direct operating expense in the consolidated financial statements.

•
Ineffective design and maintenance of controls over certain accounting estimates. Specifically, controls were not designed and maintained over the effective review of the models, assumptions and data used in developing estimates or changes made to assumptions and data, including those related to reserve estimates associated with customer credit memos, allowances for uncollectible accounts receivable and earned but unbilled revenue. These control deficiencies resulted in immaterial adjustments to Equipment rental revenue and Receivables, net in the consolidated financial statements.

•
Ineffective design and maintenance of controls over the review, approval and documentation of manual journal entries. These control deficiencies did not result in adjustments to the consolidated financial statements.

•
Ineffective design and maintenance of controls over income tax accounts. Specifically, the Company failed to properly design controls over the accounting for the provision for income taxes. These control deficiencies resulted in immaterial adjustments to the income tax accounts and Equity in the consolidated financial statements.

•
Ineffective design and maintenance of controls related to the occurrence of revenue for the rental or sale of revenue earning equipment. These control deficiencies did not result in adjustments to the consolidated financial statements.

Risk Assessment

We did not effectively design and maintain controls in response to the risks of material misstatement. This material weakness contributed to the following additional material weaknesses:

•
Ineffective design and maintenance of controls over certain business processes, including the period-end financial reporting process, as well as the identification and execution of controls over the preparation, analysis and review of significant account reconciliations and closing adjustments required to assess the appropriateness of certain account balances at period end. These control deficiencies resulted in immaterial adjustments to the consolidated financial statements. These control deficiencies also resulted in a revision to the consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 in our consolidated financial statements included in this Report.

•
Ineffective design and maintenance of controls to monitor certain IT systems that the Company outsources to New Hertz under the TSA. Specifically, controls were not effectively designed and maintained at New Hertz related to: (i) user access controls to appropriately segregate duties and adequately restrict user and privileged access to financial applications and data to appropriate personnel, (ii) monitoring developers’ access to production and to adequately capture, document and approve data changes and other IT-related activities and (iii) access and monitoring of critical jobs.

•
Ineffective design and maintenance of controls over IT systems which were not part of the TSA and were relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain user access controls to appropriately segregate duties and adequately restrict user and privileged access to financial applications and data to appropriate personnel.

The IT material weaknesses described above did not result in material misstatements to the consolidated financial statements; however, the deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected in a timely manner.

Monitoring

We did not design and maintain effective monitoring controls related to the design and operational effectiveness of our internal controls.

•
Specifically, we did not maintain personnel and systems within the internal audit function that were sufficient to ensure the adequate monitoring of control activities. This control deficiency did not result in adjustments to the consolidated financial statements.

Additionally, each of the material weaknesses described above could result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which appears in this Report.

Remediation Efforts and Status of Prior Material Weaknesses

We have taken certain remediation steps to address the material weaknesses referenced above as of December 31, 2016, and to improve our internal control over financial reporting. If not remediated, these deficiencies could result in material misstatements to our consolidated financial statements. The Company and the Board of Directors take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal controls environment.

We have identified and implemented, and continue to identify and implement, actions to improve the effectiveness of our internal control over financial reporting, including plans to enhance our resources and training with respect to financial reporting and internal control responsibilities and to review such actions with the Audit Committee.

We have also taken, and continue to take, the actions described below to remediate the identified material weaknesses. As we continue to evaluate and implement improvements to our internal control over financial reporting, our senior management may decide to take additional measures to address our control deficiencies or to modify the remediation efforts described in this section. Because the reliability of the internal control process requires repeatable execution, our material weaknesses will not be considered remediated until all remedial controls (including any additional remediation efforts that our senior management may identify as necessary) have been implemented, each applicable control has operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. Until all identified material weaknesses are remediated, we will not be able to assert that our internal controls are effective. Further, management may identify other material weaknesses in our internal control over financial reporting.

Control Environment

Complement of Personnel
To address the material weakness associated with insufficient complement of personnel, we are continuing efforts to hire additional personnel with the requisite skillsets in certain areas important to financial reporting, including the following additions to staff in 2016:

Vice President, Internal Audit
Vice President, Chief Accounting Officer
Vice President, Treasurer and a team of treasury professionals
Vice President, Tax and a team of taxation professionals
Vice President, Assistant General Counsel and Assistant Secretary
Vice President, Deputy General Counsel, Chief Compliance Officer and Assistant Secretary

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

We are actively recruiting for several additional senior positions in our finance and accounting organization to ensure that we have a sufficient complement of personnel with the appropriate level of knowledge, experience and training commensurate with our financial reporting requirements. To assist during the recruiting process, we augmented our personnel with qualified consulting resources and will continue to do so as necessary.

We have begun to implement training programs for key individuals, including training on internal control over financial reporting requirements and also U.S. GAAP updates. Planned areas of focus include internal control design and documentation requirements, the underlying data used in the determination of significant accounting estimates and journal entries and sufficiently evidencing management review of controls.

Non-Fleet Procurement
To address the material weakness over the non-fleet procurement process, we have enhanced the accrual methodology and controls to address completeness over our non-fleet procurement liabilities. We have also improved our controls over appropriate approvals for payables transactions and purchasing methods and processes to including more closely monitoring non-fleet spending and centrally managing certain purchases. We also plan to continue to train the organization on proper and timely purchase order initiation and timely receipt of goods and implement system enhancements for approval and processing of procurement card purchases.

Payroll
To address the material weakness over payroll, we plan to add incremental qualified resources, enhance policies and procedures over administering payroll to properly establish that controls are properly executed, supported by adequate documentation and are independently reviewed and approved. Additionally, we plan to deliver supplemental training to appropriate staff with the objective of developing a thorough understanding of the Company’s policies and review protocols and also further enhance our payroll controls.

Accounting Estimates
To address the material weakness associated with controls over certain accounting estimates, we plan to improve the design, maintenance and documentation of controls over appropriate accounting methodologies, data, and assumptions for certain accounts and enhance policies and procedures for the review, approval and implementation of new or modified accounting methodologies.

Journal Entries
To address the material weakness associated with the review, approval, and documentation of manual journal entries, we plan to enhance policies and procedures over the preparation and review of journal entries to establish that manual journal entries are properly prepared, supported by adequate documentation and independently reviewed and approved. We also plan to deliver supplemental training to accounting staff with the objective of developing a thorough understanding of the Company’s journal entries policies and review protocols including evidence of review.

Income Taxes
To address the material weakness associated with the design of controls over the accounting for income taxes, we have established an in-house tax function and will be implementing tax accounting software, improving the tax accounting process and enhancing our income tax controls.

Rental and Sale of Revenue Earning Equipment
To address the material weakness over the design and maintenance of controls related to the occurrence of revenue for the rental and sale of revenue earning equipment, we plan to enhance policies and procedures and implement controls over the validation of the rental or sale of equipment. We also plan to deliver supplemental training to appropriate field personnel with the objective of developing a thorough understanding of the Company’s policies.

Risk Assessment

Business Process
To address the material weakness associated with ineffectiveness of design over certain business processes including our period-end financial reporting process, we are continuing to establish mechanisms to identify, evaluate and monitor risks to financial reporting throughout the organization. During 2016, we established a risk assessment process as well as an internal audit function with the flexibility to be responsive to potential risks as they are identified. We have also launched an enterprise risk management process and completed our initial assessment.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

Additionally, we have implemented and continue to implement changes to our period-end financial close process to reduce the risk of misstatements, including enhancing our own stand-alone close process that increases transparency and eliminates many of the complexities inherent in our historic process while a division of Hertz Holdings, as well as improving our financial reporting IT systems capabilities.

We have also implemented our own stand-alone Disclosure Committee and sub-certification and external reporting processes to support the review and approval of the content of our SEC filings.

Furthermore, we are in the process of establishing enhanced policies and procedures over the completion and review of account reconciliations for significant accounts including supporting documentation and independent review and approval. We also plan to deliver supplemental training to our accounting staff with the objective of developing a thorough understanding of our account reconciliation policies and review protocols.

IT Systems
To address the material weaknesses associated with controls over IT systems and IT general controls, we are working to establish our own stand-alone IT systems and infrastructure that will allow us to replace services in those areas now provided under the TSA and manage our IT applications with a focus on remediating, enhancing or implementing IT systems that improve our internal control over financial reporting.

Additionally, we plan to enhance the design and operation of control activities and procedures associated with user access to the IT systems, appropriate segregation of duties and to restrict users and privileged access to financial applications and data. We also plan to deliver training to control owners regarding risks, controls and maintaining adequate control evidence as well as dedicate additional resources to administer IT general controls.

Monitoring

To address the material weakness associated with monitoring activities, in 2016 we hired an experienced Vice President, Internal Audit and are planning to hire additional resources with an appropriate level of knowledge and expertise and will continue to supplement resources with qualified consulting resources to ensure an adequate level of technical competency. Also during 2016, Internal Audit and the Sarbanes-Oxley Project Management Office identified key processes and controls over financial reporting, documented those processes and controls and developed and executed testing procedures over those controls. At the time of the Spin-Off, we established our own Board of Directors and Audit Committee as a stand-alone public company. We plan to further enhance our processes associated with the scoping and identification of key controls and systems, testing key controls and reporting results to management and the Audit Committee.

Changes in Internal Control Over Financial Reporting

Our remediation efforts were ongoing during the quarter ended December 31, 2016. During the quarter ended December 31, 2016, we completed the transition of our Treasury and Payroll functions from New Hertz (under the TSA) to Herc Holdings-managed internal processes and implemented a new payroll system. The transition of our Treasury and Payroll functions was a material change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers

The name, age, position and a description of the business experience of each of our executive officers is provided below. There is no family relationship among the executive officers or between any executive officer and a director.

Name	Age	Position
Lawrence H. Silber	60	President and Chief Executive Officer, Director
Barbara L. Brasier	58	Senior Vice President and Chief Financial Officer
Christian J. Cunningham	55	Senior Vice President and Chief Human Resources Officer
J. Bruce Dressel	53	Senior Vice President and Chief Operating Officer
Richard F. Marani	57	Senior Vice President and Chief Information Officer
Maryann A. Waryjas	65	Senior Vice President, Chief Legal Officer and Secretary

Lawrence H. Silber. Mr. Silber joined the Company in May 2015. Prior to that, Mr. Silber most recently served as an executive advisor at Court Square Capital Partners, LLP, a private equity firm primarily investing in the business services, healthcare, general industrial and technology and telecommunications sectors, from April 2014 to May 2015. From October 2012 through September 2015 he served as a board member of SMTC Manufacturing Corporation, a provider of advanced electronic manufacturing services. Mr. Silber led Hayward Industries, one of the world’s largest swimming pool equipment manufacturers, as chief operating officer from 2008 to 2012, overseeing a successful transition through the recession and returning the company to solid profitability. From 1978 to 2008, Mr. Silber worked for Ingersoll-Rand plc, a publicly traded manufacturer of industrial products and components, in a number of roles of increasing responsibility. He led major Ingersoll-Rand business groups, including Utility Equipment, Rental and Remarketing and the Equipment and Services businesses. Earlier in his career, he led sales, marketing and operations functions in Ingersoll-Rand’s Power Tool Division and Construction and Mining Group. Mr. Silber served on the board of directors of SMTC Corporation, a mid-size provider of end-to-end electronics manufacturing services, from 2012 to 2015 (and from May 2013 through January 2014 served as its interim president and CEO).

Barbara L. Brasier. Ms. Brasier joined the Company in November 2015 from Mondelez International, Inc. (formerly Kraft Foods, Inc.), where she served as senior vice president, tax and treasury since October 2012, when Mondelez spun off Kraft Foods Group, Inc. Ms. Brasier served as the senior vice president and treasurer of Kraft Foods Inc. from October 2011 to September 2012 and from April 2009 to December 2010 and senior vice president, finance of Kraft Foods Europe from December 2010 to October 2011. Prior to Kraft, Ms. Brasier was a vice president and treasurer of Ingersoll-Rand from April 2004 to June 2008 and held roles of increasing responsibility at Mead Corporation and MeadWestvaco from June 1984 to March 2004. Ms. Brasier started her career in accounting at Touche Ross, now Deloitte & Touche, LLP.

Christian J. Cunningham. Mr. Cunningham joined the Company in September 2014 from DFC Global Corporation where he served as vice president, corporate HR and HR services since June 2013 with global responsibility for all human resource matters for corporate staff. Previously, Mr. Cunningham held the position of vice president, HR, compensation and benefits at Sunoco Inc. and Sunoco Logistics from 2010 to 2013. Prior to Sunoco, Mr. Cunningham served at ARAMARK as vice president, global compensation and strategy (2008 to 2010); at Scholastic Inc. as vice president, compensation, benefits and HRIS (2006 to 2007); and at Pep Boys as assistant vice president, human resources (2005 to 2006). Previously Mr. Cunningham held director and regional managerial positions in roles with increasing levels of responsibility at Pep Boys (1995 to 2005) and Tire Service Corporation, Inc. (1985 to 1995).

J. Bruce Dressel. Mr. Dressel joined the Company in June 2015, bringing with him significant expertise in the equipment rental industry and more than 30 years of experience in various leadership and senior management roles. Mr. Dressel served as president and CEO of Sunbelt Rentals, Inc. from February 1997 to July 2003, where he grew the company from 24 to 195 locations and expanded equipment rental offerings. Mr. Dressel began his career in the equipment rental business in 1984 and held various positions in a privately held company that was acquired by Sunbelt in 1996. Following Sunbelt, from 2004 to 2013, Mr. Dressel held roles of increasing responsibility, including serving as chief sales officer, for ADS, Inc., a provider of industry-leading equipment and logistics support solutions to the Department of Defense and other federal agencies. From 2013 until he joined the Company in 2015, Mr. Dressel had been consulting within the equipment rental industry.

Richard F. Marani. Mr. Marani joined the Company in June 2015. Mr. Marani has more than 30 years of IT experience across industrial products, construction equipment, aerospace, and information technology businesses. Mr. Marani began his career

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

at General Electric, transitioning into leadership roles in IT. Following a successful role at United Technologies, Mr. Marani joined Ingersoll-Rand Corporation in 2002 as vice president of IT, where he was responsible for the development and implementation of global IT strategies. While there, he built out IT systems in advance of the spin-off of the Compact and Utility Equipment Division to Doosan Infracore, leaving with the spin in 2007 to assume the IT leadership role at Doosan. In 2011, he returned to Ingersoll-Rand in a senior IT leadership role, responsible for global IT strategy for a $3 billion sector of the Ingersoll-Rand portfolio through 2014. From 2014 until he joined the Company in 2015, Mr. Marani served as a virtual chief information officer for Torrington Group LLC.

Maryann A. Waryjas. Ms. Waryjas joined the Company in November 2015 from Great Lakes Dredge & Dock Corporation, one of the largest providers of dredging services in the United States. At Great Lakes, Ms. Waryjas served as senior vice president, chief legal officer and corporate secretary from August 2012 to November 2015. From 2000 until joining Great Lakes, Ms. Waryjas was a partner at the law firm of Katten Muchin Rosenman, LLP, and was co-chair of the firm’s Corporate Governance and Mergers and Acquisitions Practices during 2011 and 2012. Ms. Waryjas served two consecutive terms on Katten’s board of directors. Prior to Katten, Ms. Waryjas was a partner at the law firms of Jenner & Block LLP and Kirkland & Ellis LLP.

Directors and Corporate Governance

Other information required by this Item is incorporated by reference to the applicable information in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the applicable information in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the applicable information in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the Proxy Statement.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed as part of this Report

(1) Consolidated financial statements:

Report of Independent Registered Public Accounting Firm
Herc Holdings Inc. and Subsidiaries Consolidated Balance Sheets at December 31, 2016 and 2015
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

(2) Schedule to the financial statements

Schedule II Valuation and Qualifying Accounts

(3) Exhibits

The attached list of exhibits in the “Exhibit Index” immediately following the signature page to this Report is filed as part of this Report and is incorporated herein by reference in response to this item.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

HERC HOLDINGS INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERC HOLDINGS INC. (Registrant)
By:	/s/ BARBARA L. BRASIER
Name:	Barbara L. Brasier
Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)
Date: March 15, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2017:

Signature	Title

/s/ LAWRENCE H. SILBER	President and Chief Executive Officer, Director
Lawrence H. Silber	(Principal Executive Officer)

/s/ BARBARA L. BRASIER	Senior Vice President and Chief Financial Officer
Barbara L. Brasier	(Principal Financial Officer)

/s/ NANCY MEROLA	Vice President and Chief Accounting Officer
Nancy Merola	(Principal Accounting Officer)

/s/ HERBERT L. HENKEL	Non-Executive Chairman of the Board
Herbert L. Henkel

/s/ JAMES H. BROWNING	Director
James H. Browning

/s/ PATRICK D. CAMPBELL	Director
Patrick D. Campbell

/s/ MICHAEL A. KELLY	Director
Michael A. Kelly

/s/ COURTNEY MATHER	Director
Courtney Mather

/s/ STEPHEN A. MONGILLO	Director
Stephen A. Mongillo

/s/ LOUIS J. PASTOR	Director
Louis J. Pastor

/s/ MARY PAT SALOMONE	Director
Mary Pat Salomone

HERC HOLDINGS INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
2.1***
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

3.2
Amended and Restated By-Laws of Herc Holdings, effective June 30, 2016 (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 6, 2016).

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

4.5
Fourth Supplemental Indenture, dated as of June 30, 2016, among Herc Rentals Inc., the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as Trustee and Note Collateral Agent (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

4.6
Nomination and Standstill Agreement, dated September 15, 2014, by and among the persons and entities listed on Schedule A thereto and Herc Holdings (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on September 16, 2014).

4.7
Confidentiality Agreement, dated September 15, 2014, by and among the persons and entities listed on Schedule A thereto and Herc Holdings (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on September 16, 2014).

4.8
Registration Rights Agreement, effective June 30, 2016, among Herc Holdings, High River Limited Partnership, Icahn Partners LP and Icahn Partners Master Fund LP, on behalf of certain other members of the Icahn group, together with those who may in the future become a party thereto under the terms thereof (Incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q of Herc Holdings (File No. 001-33139), as filed on August 9, 2016).

10.1
ABL Credit Agreement, dated as of June 30, 2016, among Herc Rentals Inc., certain other subsidiaries of Herc Rentals Inc., Citibank, N.A., as administrative agent and collateral agent, Citibank, N.A., as Canadian administrative agent and Canadian collateral agent, Bank of America, N.A., as co-collateral agent, Capital One, National Association, ING Capital LLC and Wells Fargo Bank, National Association, as senior managing agents, Barclays Bank PLC, Bank of Montreal, BNP Paribas, Credit Agricole Corporate and Investment Bank, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Royal Bank of Canada and Regions Bank, as co-documentation agents, and the other financial institutions party thereto from time to time (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

10.2
Collateral Agreement, dated as of June 30, 2016, made by Herc Rentals Inc. and certain of its subsidiaries in favor of Wilmington Trust, National Association, as Note Collateral Agent (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

10.3
U.S. Guarantee and Collateral Agreement, dated as of June 30, 2016, made by Herc Intermediate Holdings, LLC, Herc Rentals Inc. and certain of its subsidiaries from time to time in favor of Citibank, N.A., as collateral agent and administrative agent (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

HERC HOLDINGS INC. AND SUBSIDIARIES

10.4
Canadian Guarantee and Collateral Agreement, dated as of June 30, 2016, made by Matthews Equipment Limited, Western Shut-Down (1995) Limited, Hertz Canada Equipment Rental Partnership, 3222434 Nova Scotia Company and certain of their subsidiaries from time to time in favour of Citibank, N.A., as Canadian collateral agent and Canadian administrative agent (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

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

10.7
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

10.16.1*	Herc Holdings Employee Stock Purchase Plan (as amended and restated, effective January 1, 2017).
10.16.2*	Herc Holdings Employee Stock Purchase Plan International Sub-plan (as amended and restated, effective January 1, 2017).
10.17.1
Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (as amended and restated, effective as of March 4, 2010) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010.

10.17.2
Amendment No. 1 dated as of May 12, 2014 to the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (as amended and restated, effective March 4, 2010) (Incorporated by reference to Exhibit 10.6.2 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 16, 2015).

10.17.3
Form of Employee Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010).

10.17.4
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for awards in 2015) (Incorporated by reference to Exhibit 10.6.16 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 16, 2015).

10.17.5
Form of Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for awards in 2015) (Incorporated by reference to Exhibit 10.6.17 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 16, 2015).

10.17.6
Form of Employee Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for agreements entered into after January 1, 2016) (Incorporated by reference to Exhibit 10.5.18 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 9, 2016).

10.17.7
Form of Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for awards in 2016) (Incorporated by reference to Exhibit 10.5.19 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 9, 2016).

HERC HOLDINGS INC. AND SUBSIDIARIES

10.17.8
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for Herc Adjusted Corporate EBITDA awards in 2016) (Incorporated by reference to Exhibit 10.5.21 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 9, 2016).

10.17.9
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for EBITDA margin awards in 2016) (Incorporated by reference to Exhibit 10.5.22 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 9, 2016).

10.17.10
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for NPS awards in 2016) (Incorporated by reference to Exhibit 10.5.23 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 9, 2016).

10.17.11
Form of Director Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010).

10.18.1*	Herc Holdings 2008 Omnibus Incentive Plan (as amended and restated, effective June 30, 2016).
10.18.2
Form of Executive Officer Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on August 24, 2016).

10.18.3	Form of Executive Officer Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on August 24, 2016).
10.19*	Herc Holdings Senior Executive Bonus Plan (as amended and restated, effective June 30, 2016).
10.20
Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 6, 2010).

10.21
Separation Agreement, dated as of May 26, 2015, by and among Brian MacDonald, Herc Holdings and The Hertz Corporation (Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 16, 2015).

14.1	Herc Holdings Inc. Code of Conduct (Incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on October 18, 2016.)
21.1*	Subsidiaries of Herc Holdings Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1**	18 U.S.C. Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

*	Filed herewith

**	Furnished herewith

***	Omitted schedules will be furnished supplementally to the SEC upon request.