Form 10-Q
period 2017-03-31
HERC HOLDINGS INC
filed 2017-05-09
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 5, 2017
Common Stock, par value $0.01 per share	28,324,477

HERC HOLDINGS INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Cash and cash equivalents	$24.3	$24.0
Restricted cash and cash equivalents	5.6	7.0
Receivables, net of allowance of $25.8 and $24.9, respectively	287.0	293.3
Taxes receivable	10.9	7.4
Inventory	25.7	24.1
Prepaid expenses and other current assets	14.7	15.9
Total current assets	368.2	371.7
Revenue earning equipment, net	2,372.3	2,390.0
Property and equipment, net	268.9	272.0
Intangible assets, net	309.5	303.9
Goodwill	91.0	91.0
Other long-term assets	34.6	34.7
Total assets	$3,444.5	$3,463.3
LIABILITIES AND EQUITY
Current maturities of long-term debt	$15.6	$15.7
Accounts payable	202.1	139.0
Accrued liabilities	99.2	78.2
Taxes payable	11.4	10.0
Total current liabilities	328.3	242.9
Long-term debt, net	2,122.9	2,178.6
Deferred taxes	679.0	692.1
Other long-term liabilities	32.6	32.0
Total liabilities	3,162.8	3,145.6
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 31.0 and 31.0 shares issued and 28.3 and 28.3 shares outstanding	0.3	0.3
Additional paid-in capital	1,754.8	1,753.3
Accumulated deficit	(664.4)	(625.2)
Accumulated other comprehensive loss	(117.0)	(118.7)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	281.7	317.7
Total liabilities and equity	$3,444.5	$3,463.3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Equipment rentals	$320.6	$307.8
Sales of revenue earning equipment	54.4	37.5
Sales of new equipment, parts and supplies	11.5	17.3
Service and other revenues	2.9	3.0
Total revenues	389.4	365.6
Expenses:
Direct operating	169.1	158.7
Depreciation of revenue earning equipment	92.9	81.8
Cost of sales of revenue earning equipment	54.9	45.4
Cost of sales of new equipment, parts and supplies	8.4	13.1
Selling, general and administrative	81.2	62.5
Interest expense, net	37.8	6.5
Other income, net	(0.6)	(0.9)
Total expenses	443.7	367.1
Loss before income taxes	(54.3)	(1.5)
Income tax benefit	15.1	—
Net loss	$(39.2)	$(1.5)
Weighted average shares outstanding:
Basic	28.3	28.3
Diluted	28.3	28.3
Loss per share:
Basic	$(1.39)	$(0.05)
Diluted	$(1.39)	$(0.05)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2017	2016
Net loss	$(39.2)	$(1.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	1.7	22.1
Unrealized gains and losses on hedging instruments:
Unrealized losses on hedging instruments	(0.4)	—
Income tax benefit related to hedging instruments	0.2	—
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	0.4	0.5
Pension and postretirement benefit liability adjustments arising during the period	—	(0.2)
Income tax provision related to defined benefit pension plans	(0.2)	(0.1)
Total other comprehensive income	1.7	22.3
Total comprehensive income (loss)	$(37.5)	$20.8

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2016	28.3	$0.3	$1,753.3	$(625.2)	$(118.7)	$(692.0)	$317.7
Net loss	—	—	—	(39.2)	—	—	(39.2)
Other comprehensive income	—	—	—	—	1.7	—	1.7
Stock-based compensation charges	—	—	1.5	—	—	—	1.5
March 31, 2017	28.3	$0.3	$1,754.8	$(664.4)	$(117.0)	$(692.0)	$281.7

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(39.2)	$(1.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of revenue earning equipment	92.9	81.8
Depreciation of property and equipment	10.5	9.3
Amortization of intangible assets	1.2	1.2
Amortization of deferred financing costs	1.6	1.1
Stock-based compensation charges	1.5	1.0
Provision for receivables allowance	10.6	12.2
Inventory provisions	0.7	3.5
Deferred taxes	(15.1)	(0.1)
Loss on sale of revenue earning equipment	0.5	7.9
Gain on sale of property and equipment	(0.1)	(0.4)
Income from joint ventures	(0.6)	(0.9)
Other	1.6	—
Changes in assets and liabilities:
Receivables	2.4	3.1
Inventory, prepaid expenses and other assets	(3.4)	(1.0)
Accounts payable	3.6	(16.5)
Accrued liabilities and other long-term liabilities	17.8	4.1
Taxes receivable and payable	(0.3)	(2.2)
Net cash provided by operating activities	86.2	102.6
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	1.4	2.9
Revenue earning equipment expenditures	(56.2)	(36.7)
Proceeds from disposal of revenue earning equipment	44.7	41.7
Non-rental capital expenditures	(17.9)	(4.7)
Proceeds from disposal of property and equipment	0.5	1.2
Net cash provided by (used in) investing activities	(27.5)	4.4

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Repayments of long-term debt	(123.5)	—
Proceeds from revolving line of credit	173.8	365.0
Repayments on revolving line of credit	(105.0)	(365.0)
Principal payments under capital lease obligations	(3.8)	(2.5)
Proceeds from exercise of stock options and other	—	8.7
Net settlement on vesting of equity awards	—	(0.3)
Net transfers to THC	—	(122.7)
Net financing activities with affiliates	—	4.4
Net cash used in financing activities	(58.5)	(112.4)
Effect of foreign exchange rate changes on cash and cash equivalents	0.1	0.6
Net increase (decrease) in cash and cash equivalents during the period	0.3	(4.8)
Cash and cash equivalents at beginning of period	24.0	24.7
Cash and cash equivalents at end of period	$24.3	$19.9

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$13.4	$6.4
Cash paid for income taxes, net of refunds	$1.4	$2.3
Supplemental disclosure of non-cash investing activity:
Purchases of revenue earning equipment in accounts payable	$63.0	$51.8
Sales of revenue earning equipment in accounts receivable	$5.5	$—
Non-rental capital expenditures in accounts payable	$—	$3.4

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings" or "the Company," or as the context requires, "its") is one of the leading equipment rental suppliers with approximately 275 company-owned locations at March 31, 2017, principally in North America. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). Operations are conducted under the Herc Rentals brand in the United States and under the Hertz Equipment Rental brand in Canada and other international locations. The Company has been in the equipment rental business since 1965 and is a full-line equipment rental supplier in key markets, including commercial and residential construction, industrial and manufacturing, civil infrastructure, automotive, government and municipalities, energy, remediation, emergency response, facilities, entertainment and agriculture, as well as refineries and petrochemicals. The equipment rental business is supported by ProSolutionsTM, the Company's industry-specific solutions-based services, and its professional grade tools, commercial vehicles, and pump, power and climate control product offerings.

On June 30, 2016 the Company, in its previous form as the holding company of both the existing equipment rental operations as well as the former vehicle rental operations (in its form prior to the Spin-Off, "Hertz Holdings"), completed a spin-off (the "Spin-Off") of its global vehicle rental business through a dividend to stockholders of all of the issued and outstanding common stock of Hertz Rental Car Holding Company, Inc., which was re-named Hertz Global Holdings, Inc. ("New Hertz") in connection with the Spin-Off. New Hertz is now an independent public company and trades on the New York Stock Exchange under the symbol "HTZ." New Hertz continues to operate its global vehicle rental business through its operating subsidiaries including The Hertz Corporation ("THC"). The Company changed its name to Herc Holdings Inc. on June 30, 2016 and trades on the New York Stock Exchange under the symbol “HRI.” Following the Spin-Off, the Company continues to operate its global equipment rental business through its operating subsidiaries, including Herc.

For accounting purposes, due to the relative significance of New Hertz to Hertz Holdings, New Hertz was considered the spinnor or divesting entity in the Spin-Off and Herc Holdings was considered the spinnee or divested entity. As a result, despite the legal form of the transaction, New Hertz was the "accounting successor" to Hertz Holdings. Under the accounting rules, the historical financial information of New Hertz is required to reflect the financial information of Hertz Holdings, as if New Hertz spun off Herc Holdings in the Spin-Off. In contrast, the historical financial information of Herc Holdings for the three months ended March 31, 2016 presented in these condensed consolidated financial statements reflects the financial information of the equipment rental business and certain parent legal entities of Herc as historically operated as part of Hertz Holdings, as if Herc Holdings was a stand-alone company for such period. The historical financial information of Herc Holdings presented in these condensed consolidated financial statements is not necessarily indicative of what Herc Holdings’ financial position or results of operations actually would have been had Herc Holdings operated as a separate, independent company for the period presented.

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the condensed consolidated financial statements include depreciation of revenue earning equipment, pension and postretirement benefits, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, accounting for income taxes, valuation of stock-based compensation, reserves for litigation and other contingencies, reserves for restructuring, allowances for receivables and, prior to the Spin-Off, allocated general corporate expenses from THC, among others.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The financial statements for the three months ended March 31, 2016 included in this Quarterly Report on Form 10-Q (this "Report") represent the carve-out financial results.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Herc Holdings and its wholly owned subsidiaries. In the event that the Company is a primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity are included in the Company's condensed consolidated financial statements. The Company accounts for its investments in joint ventures using the equity method when it has significant influence but not control and is not the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

Transactions between the Company and THC and its affiliates prior to the Spin-Off are herein referred to as “related party” or “affiliated” transactions for the 2016 period presented. Effective with the Spin-Off on June 30, 2016, all transactions with THC and its affiliates were settled and paid in full. Effective upon the Spin-Off, the Company entered into certain agreements with New Hertz, including a transition service agreement ("TSA"). See Note 14, "Arrangements with New Hertz" for further information.

For periods prior to the Spin-Off, the condensed consolidated financial statements include net interest expense on loans receivable and payable to affiliates and expense allocations for certain corporate functions historically performed by THC, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, employee benefits and incentives, insurance and stock-based compensation. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenues, operating expenses, headcount or other relevant measures. Management believes the assumptions underlying the condensed consolidated financial statements, including the assumptions regarding the allocation of corporate expenses from THC, are reasonable. Nevertheless, the condensed consolidated financial statements may not include all of the expenses that would have been incurred had the Company been a stand-alone company during the periods presented and may not reflect the Company's condensed consolidated financial position, results of operations and cash flows had the Company been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would have depended on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. For additional information related to costs allocated to the Company by THC, see Note 13, "Related Party Transactions."

Stock Split

On June 30, 2016, the Company effected a 1-for-15 reverse stock split. The reverse stock split reduced the number of authorized shares of common stock and preferred stock to 133.3 million and 13.3 million, respectively. All share data and per share amounts have been retroactively adjusted for the reverse stock split in the accompanying condensed consolidated financial statements and notes thereto for all historical periods presented.

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported condensed consolidated balance sheets, results of operations, equity or cash flows for any period presented.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The Company has revised its previously reported condensed consolidated statements of other comprehensive income (loss), and statement of cash flows in this Report to correct these errors. There was no impact of these errors to the condensed consolidated balance sheets presented in this Report or to the condensed consolidated statements of operations for any period. The table below reflects the impact of the revisions to amounts included in this Report that were previously reported by the Company (in millions).

	Three Months Ended March 31, 2016
	As Previously Reported	Adjustments	As Revised
Condensed Consolidated Statements of Other Comprehensive Income (Loss)
Total other comprehensive income (loss)	$33.0	$(10.7)	$22.3
Total comprehensive income (loss)	31.5	(10.7)	20.8

	Three Months Ended March 31, 2016
	As Previously Reported	Adjustments	As Revised
Condensed Consolidated Statements of Cash Flows
Net cash provided by operating activities	$102.1	$0.5	$102.6
Net cash used in financing activities	(111.9)	(0.5)	(112.4)

The Company has revised its condensed consolidated statement of operations for the three months ended March 31, 2016 to correct the recording of $1.2 million of expense from direct operating expense into selling, general and administrative expense, which did not impact net income. The correction resulted from incorrect mapping of certain expense accounts to the financial statement line items.

During the first quarter of 2017, the Company identified an error related to its classification of certain restricted cash. Accordingly, the Company has revised its consolidated balance sheet as of December 31, 2016 to correct the classification of $12.4 million from restricted cash to cash and cash equivalents as the cash was determined to be available for use in general operations. This correction also impacted the condensed consolidated statements of cash flows for the three months ended March 31, 2016 by reducing cash provided by investing activities by $1.4 million and increasing cash and cash equivalents at the beginning and end of the period by $9.0 million and $7.6 million, respectively. The Company will also correct its previously reported financial statements in its future filings. The Company assessed the materiality of the error from qualitative and quantitative perspectives and concluded the adjustments were not material to its previously issued annual and interim financial statements. There was no impact of this error to the condensed consolidated statement of operations, condensed consolidated statements of other comprehensive income (loss) or condensed consolidated statement of equity presented in this Report or for any period.

Recently Issued Accounting Pronouncements

Adopted

Simplifying the Subsequent Measurement of Inventory

In July 2015, the Financial Accounting Standards Board ("FASB") issued guidance that requires inventory to be measured at the lower of cost and net realizable value (rather than cost or market), excluding inventory measured using the last-in, first-out method or the retail inventory method. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this guidance on January 1, 2017 in accordance with the effective date. Adoption of this guidance did not impact the Company's financial position, results of operations or cash flows.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued guidance that eliminates the requirement to apply the equity method of accounting retrospectively when significant influence over a previously held investment is obtained. Rather, the guidance requires the investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method of accounting. The Company adopted this guidance on January 1, 2017 in accordance with the effective date. Adoption of this guidance did not impact the Company's financial position, results of operations or cash flows.

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued guidance that simplifies several areas of employee share-based payment accounting, including: (i) eliminating tracking of tax "windfalls" in a separate pool within additional paid-in capital; instead, excess tax benefits and tax deficiencies are recorded within income tax expense; (ii) eliminating the requirement that excess tax benefits be realized before they can be recognized which is required to be recorded as an adjustment to opening retained earnings; however, the impact to the Company was zero upon adoption; (iii) presentation of excess tax benefits as an operating activity on the statement of cash flows, which had no impact on the Company; (iv) presentation of employee taxes paid directly to a taxing authority when directly withholding shares for tax-withholding purposes as a financing activity on the statement of cash flows, which had no impact as the Company has historically followed this presentation and (v) making a policy election regarding treatment of forfeitures, with respect to which the Company will continue to estimate forfeitures. The Company adopted this guidance on January 1, 2017 in accordance with the effective date. Adoption of this guidance did not impact the Company's consolidated statement of operations during the three months ended March 31, 2017.

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

The Company believes the accounting for equipment rental revenue is primarily outside of the scope of the revenue guidance and will be evaluated under the new lease guidance, which is described further under the heading "Leases" below. The Company is evaluating the guidance with respect to sales of revenue earning equipment, sales of new equipment, parts and supplies and service and other revenues, the impact of which is not currently estimable.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

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

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs
In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The guidance requires the reporting of the service cost component of the net periodic benefit costs in the same income statement line item as other components of net periodic costs arising from services rendered by an employee during the period, and that non-service-cost components be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The guidance also allows for the capitalization of the service cost components, when applicable. This guidance is effective for annual and interim periods beginning after December 15, 2017. The Company has not yet determined the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 3—Revenue Earning Equipment

Revenue earning equipment consists of the following (in millions):

	March 31, 2017	December 31, 2016
Revenue earning equipment	$3,685.3	$3,695.5
Less: Accumulated depreciation	(1,313.0)	(1,305.5)
Revenue earning equipment, net	$2,372.3	$2,390.0

Note 4—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at March 31, 2017	Weighted Average Stated Interest Rate at March 31, 2017	Fixed or Floating Interest Rate	Maturity	March 31, 2017	December 31, 2016
Senior Secured Second Priority Notes
2022 Notes	7.88%	7.50%	Fixed	2022	$549.0	$610.0
2024 Notes	8.06%	7.75%	Fixed	2024	562.5	625.0
Other Debt
ABL Credit Facility	N/A	2.70%	Floating	2021	978.8	910.0
Capital leases	3.99%	N/A	Fixed	2016-2021	66.5	70.3
Unamortized Debt Issuance Costs(a)					(18.3)	(21.0)
Total debt					2,138.5	2,194.3
Less: Current maturities of long-term debt					(15.6)	(15.7)
Long-term debt, net					$2,122.9	$2,178.6

(a)
Unamortized debt issuance costs totaling $16.1 million and $17.1 million related to the ABL Credit Facility (as defined below) are included in "Other long-term assets" in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.

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

On March 10, 2017 Herc drew down on its ABL Credit Facility (as defined below) and redeemed $61.0 million in aggregate principal amount of the 2022 Notes and $62.5 million in aggregate principal amount of the 2024 Notes and recorded a $5.8 million loss on the early extinguishment of debt, comprised of a 3% cash premium totaling $3.7 million and a non-cash charge of $2.1 million for the write-off of unamortized debt issuance costs. The loss on early extinguishment of debt is included in "Interest expense, net” in the Company's condensed consolidated statement of operations.

ABL Credit Facility

The Company's asset-based revolving credit agreement, executed by its Herc subsidiary, provides for senior secured revolving loans up to a maximum aggregate principal amount of $1,750 million (subject to availability under a borrowing base), including revolving loans in an aggregate principal amount of $350 million available to Canadian borrowers and U.S. borrowers (the "ABL Credit Facility"). Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

conditions including issuing lender participation. Extensions of credit under the ABL Credit Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible rental equipment, eligible service vehicles, eligible spare parts and merchandise, eligible accounts receivable, and eligible unbilled accounts subject to certain reserves and other adjustments. Subject to the satisfaction of certain conditions and limitations, the ABL Credit Facility allows for the addition of incremental revolving and/or term loan commitments. In addition, the ABL Credit Facility permits Herc to increase the amount of commitments under the ABL Credit Facility with the consent of each lender providing an additional commitment, subject to satisfaction of certain conditions. The ABL Credit Facility matures on June 30, 2021.

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

Failure to maintain certain levels of liquidity will subject the Herc credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of March 31, 2017, the Company was not subject to the fixed charge coverage ratio test.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company under the ABL Credit Facility as of March 31, 2017 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$748.3	$748.3

Letters of Credit

As of March 31, 2017, the ABL Credit Facility had $227.1 million available under the letter of credit facility sublimit, subject to borrowing base restrictions as $22.9 million of standby letters of credit were issued and outstanding, none of which have been drawn upon.

Note 5—Employee Retirement Benefits

In July 2016, the Company established the Herc Holdings Retirement Plan (the "Plan"). Prior to the Spin-Off, the Company participated in The Hertz Corporation Account Balance Defined Benefit Pension Plan (the "Hertz Plan"). The majority of assets and liabilities attributable to current and former employees of the equipment rental business were transferred from the Hertz Plan to the Plan following the Spin-Off based on a preliminary allocation. The final transfer of assets into the Plan, totaling $6.5 million, occurred in April 2017.

The following table sets forth the net periodic pension cost (benefit) (in millions):

	Three Months Ended March 31,
	2017	2016
Components of Net Periodic Pension Cost (Benefit):
Interest cost	$1.5	$1.5
Expected return on plan assets	(1.6)	(2.0)
Net amortizations of actuarial net loss	0.4	0.5
Net periodic pension cost (benefit)	$0.3	$—

Note 6—Stock-Based Compensation

During the three months ended March 31, 2017, under the Herc Holdings Inc. 2008 Omnibus Incentive Plan (the "Omnibus Plan"), the Company granted 133,409 restricted stock units ("RSUs") and 113,331 performance stock units ("PSUs") at a weighted average grant date fair value of $48.33. Substantially all of the RSUs vest 100% at the end of three years, and the PSUs vest 100% at the end of three years provided the performance target is met at the vesting date.

A summary of the total compensation expense and associated income tax benefits recognized under the Omnibus Plan are as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Compensation expense	$1.5	$1.0
Income tax benefit	(0.6)	(0.4)
Total	$0.9	$0.6

Stock-based compensation expense includes expense attributable to the Company based on the terms of the awards granted under the Omnibus Plan to the Company's employees. Additionally, during three months ended March 31, 2016, stock-based compensation expense includes an allocation of THC's corporate and shared functional employee expenses of $0.6 million on a pre-tax basis.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

As of March 31, 2017, there was $22.3 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted under the Omnibus Plan. The total unrecognized compensation cost is expected to be recognized over the remaining 2.4 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Employee Stock Purchase Plan

In connection with the Spin-Off, Herc Holdings inherited the Hertz Global Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"). At the date of the Spin-Off, the ESPP had been suspended; however, the Company reinstated the ESPP on January 1, 2017, which was amended and restated as the Herc Holdings Inc. Employee Stock Purchase Plan.

The ESPP enables eligible employees to purchase the Company's common stock at a price per share equal to 85% of the fair market value of a share at the acquisition date. Payment for shares is made through payroll deductions based on a predetermined contribution amount established by the individual employee. During the three months ended March 31, 2017, the Company recognized compensation expense of $0.1 million related to the ESPP.

Note 7—Income Taxes

Income tax benefit was $15.1 million for the three months ended March 31, 2017 compared to zero for the same period in 2016. The income tax benefit in 2017 was primarily driven by pre-tax losses, partially offset by non-deductible expenses and valuation allowances recorded on losses generated by foreign loss jurisdictions, compared to near breakeven results in 2016. The effective tax rate for the full fiscal year 2017 is expected to be approximately 25%.

In connection with the Spin-Off, net operating loss carryforwards have been split between the Company and New Hertz pursuant to the Internal Revenue Code and regulations. While not expected to be significant, the split of net operating loss carryforwards may be further adjusted as income tax returns are finalized through 2017.

Note 8—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the three months ended March 31, 2017 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Unrealized Losses on Hedging Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(14.6)	$—	$(104.1)	$(118.7)
Other comprehensive income (loss) before reclassification	—	(0.2)	1.7	1.5
Amounts reclassified from accumulated other comprehensive loss	0.2	—	—	0.2
Net current period other comprehensive income (loss)	0.2	(0.2)	1.7	1.7
Balance at March 31, 2017	$(14.4)	$(0.2)	$(102.4)	$(117.0)

Amounts reclassified from accumulated other comprehensive income (loss) to net income (loss) were as follows (in millions):

		Three Months Ended March 31,
Pension and other postretirement benefit plans	Statement of Operations Caption	2017	2016
Amortization of actuarial losses	Selling, general and administrative	$0.4	$0.5
Tax benefit	Income tax expense	(0.2)	(0.2)
Total reclassifications for the period		$0.2	$0.3

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 9—Commitments and Contingencies

Legal Proceedings

From time to time the Company is a party to various legal proceedings. Summarized below are the most significant legal proceedings to which the Company is a party.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a putative shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Hertz Holdings made material misrepresentations and/or omission of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaint sought unspecified monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings moved to dismiss the amended complaint. In October 2014, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing the plaintiffs to amend their complaint a second time. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, Hertz Holdings moved to dismiss the second amended complaint. On July 22, 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing plaintiff to file a third amended complaint. In August 2015, plaintiff filed a third amended complaint which included additional allegations, named additional then-current and former officers as defendants and expanded the putative class period to extend from February 14, 2013 to July 16, 2015. In November 2015, Hertz Holdings moved to dismiss the third amended complaint. The plaintiff then sought leave to add a new plaintiff because of challenges to the standing of the first plaintiff. The court granted plaintiff leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint with prejudice on March 24, 2016. In April 2017, the court granted Hertz Holdings' and the individual defendants' motions to dismiss and dismissed the action with prejudice.

Governmental Investigations - In June 2014, Hertz Holdings was advised by the staff of the New York Regional Office of the Securities and Exchange Commission ("SEC") that it is investigating the events disclosed in certain of Hertz Holdings’ filings with the SEC. In addition, in December 2014 a state securities regulator requested information from Hertz Holdings regarding the same or similar events. Starting in June 2016, Hertz Holdings and New Hertz have had communications with the United States Attorney’s Office for the District of New Jersey regarding the same or similar events. New Hertz is responsible for managing these matters. The investigations and communications generally involve the restatements included in Hertz Holdings’ 2014 Form 10-K and related accounting for prior periods. Among other matters, the restatements included in Hertz Holdings’ 2014 Form 10-K addressed a variety of accounting matters involving THC's former Brazil vehicle rental operations. Hertz Holdings identified certain activities by THC's former vehicle rental operations in Brazil that may raise issues under the Foreign Corrupt Practices Act and other federal and local laws. THC has self-reported these issues to appropriate government entities, and these issues continue to be investigated. The Company has and intends to continue to cooperate with all governmental requests related to the foregoing. At this time, the Company is currently unable to predict the outcome of these proceedings and issues or to reasonably estimate the range of possible losses, which could be material.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The Spin-Off

In connection with the Spin-Off, pursuant to the separation and distribution agreement (as discussed in Note 14, "Arrangements with New Hertz"), the Company has assumed the liability for, and control of, all pending and threatened legal matters related to its equipment rental business and related assets, as well as assumed or retained liabilities, and will indemnify New Hertz for any liability arising out of or resulting from such assumed legal matters. The separation and distribution agreement also provides for certain liabilities to be shared by the parties. The Company is responsible for a portion of these shared liabilities (typically 15%), as set forth in that agreement. New Hertz is responsible for managing the settlement or other disposition of such shared liabilities. Pursuant to the tax matters agreement, the Company has agreed to indemnify New Hertz for any resulting taxes and related losses if the Company takes or fails to take any action (or permits any of its affiliates to take or fail to take any action) that causes the Spin-Off and related transactions to be taxable, or if there is an acquisition of the equity securities or assets of the Company or of any member of the Company’s group that causes the Spin-Off and related transactions to be taxable.

Environmental

The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. The probable expenses that the Company expects to incur for such matters have been accrued, and those expenses are reflected in the Company's consolidated financial statements. As of March 31, 2017 and December 31, 2016 the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" were $0.1 million and $0.2 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which the Company ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as the Company's connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Note 10—Financial Instruments

The Company established risk management policies and procedures, which seek to reduce the Company’s risk exposure to fluctuations in foreign currency exchange rates and interest rates. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The Company monitors counterparty credit risk, including lenders, on a regular basis, but cannot be certain that all risks will be discerned or that its risk

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

management policies and procedures will always be effective. Additionally, in the event of default under the Company’s master derivative agreements, the non-defaulting party has the option to set-off any amounts owed with regard to open derivative positions.

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

Interest Rate Swap Arrangement

The Company has entered into a three-year LIBOR-based interest rate swap arrangement on a portion of its outstanding ABL Credit Facility. The aggregate amount of the swap is equal to a portion of the U.S. dollar principal amount of the ABL Credit Facility and the payment dates of the swap coincide with the interest payment dates of the ABL Credit Facility. The swap contract provides for the Company to pay a fixed interest rate and receive a floating rate. The variable interest rate resets monthly. The swap has been accounted for as cash flow hedge of a portion of the ABL Credit Facility.

The following table summarizes the outstanding interest rate swap arrangement as of March 31, 2017 (dollars in millions):

	Aggregate Notional Amount	Receive Rate	Receive Rate as of March 31, 2017	Pay Rate
ABL Credit Facility	$350.0	1 month LIBOR + 1.75%	2.7%	3.5%

The following table summarizes the estimated fair value of the Company's financial instruments (in millions).

	Fair Value of Financial Instruments
	Prepaid & Other Current Assets		Accrued Liabilities
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives Designated as Hedging Instruments
Interest rate swap	$—	$—	$0.6	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	$—	$0.1	$—	$—

The following table summarizes the gains and losses on derivative instruments for the periods indicated. Gains and losses recognized on foreign currency forward contracts and the effective portion of interest rate swaps are included in the condensed consolidated statements of operations together with the corresponding offsetting gains and losses on the underlying hedged transactions. All gains and losses recognized are included in "Selling, general and administrative" in the condensed consolidated statements of operations (in millions).

	Gain (Loss) Recognized
	Three Months Ended March 31,
	2017	2016
Derivatives Designated as Cash Flow Hedges
Interest rate swap - effective portion	$—	$—
Interest rate swap - ineffective portion	$(0.1)	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	$(3.2)	$0.2

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 11—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

Cash Equivalents

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at March 31, 2017 or December 31, 2016.

Financial Instruments

The fair value of the Company's financial instruments as of March 31, 2017 and December 31, 2016 are shown in Note 10, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	March 31, 2017		December 31, 2016
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Debt	$2,156.8	$2,224.9	$2,215.3	$2,275.5

Note 12—Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

On June 30, 2016, the Company effected a 1-for-15 reverse stock split. All share data, per share amounts and dilutive and antidilutive amounts have been retroactively adjusted to reflect the impact of the separation and conversion, including the reverse stock split, in the accompanying condensed consolidated financial statements and notes thereto for all historical periods presented.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following table sets forth the computation of basic and diluted loss per share (in millions, except per share data).

	Three Months Ended March 31,
	2017	2016
Basic and diluted loss per share:
Numerator:
Net loss, basic and diluted	$(39.2)	$(1.5)
Denominator:
Basic weighted average common shares	28.3	28.3
Stock options, RSUs and PSUs	—	—
Weighted average shares used to calculate diluted loss per share	28.3	28.3
Loss per share:
Basic	$(1.39)	$(0.05)
Diluted	$(1.39)	$(0.05)
Antidilutive stock options, RSUs and PSUs	0.7	0.2

Note 13—Related Party Transactions

Transactions between the Company and THC and its affiliates prior to the Spin-Off are herein referred to as "related party" or "affiliated" transactions for the periods presented. Effective with the Spin-Off on June 30, 2016, all transactions with THC and its affiliates were settled and paid in full. Effective upon the Spin-Off, the Company entered into a transition services agreement with New Hertz. See Note 14, "Arrangements with New Hertz" for further information.

Loans with Affiliates

Prior to the Spin-Off, the Company entered into various loan agreements with affiliates as part of a centralized approach to the financing of worldwide operations by THC. The amounts due to and from other affiliates had various interest rates and maturity dates but were generally short-term in nature. Effective with the Spin-Off on June 30, 2016 any loans with affiliates were settled and paid in full, including any accrued interest.

Intercompany Transactions

Prior to the Spin-Off, all significant intercompany payable/receivable balances between the Company and THC were considered to be effectively settled for cash in the consolidated financial statements at the time the transaction was recorded.

Corporate Allocations

Prior to the Spin-Off, THC provided services to and funded certain expenses for the Company that were recorded at the THC level. As discussed in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements," the financial information in these condensed consolidated financial statements includes, in periods prior to June 30, 2016, direct costs of the Company incurred by THC on the Company’s behalf and an allocation of general corporate expenses of THC which were not historically allocated to the Company for certain support functions that were provided on a centralized basis within THC and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities and legal, among others, and that would have been incurred had the Company been a separate, stand-alone entity.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Costs incurred and allocated by THC that were included in the condensed consolidated statements of operations are shown in the following table (in millions). As the Spin-Off occurred on June 30, 2016, no costs were allocated by THC during 2017.

Three Months Ended March 31,
2016
Direct operating	$0.3
Selling, general and administrative	9.0
Total allocated expenses	$9.3

Agreements with Carl C. Icahn

The Company is subject to the Nomination and Standstill Agreement, dated September 15, 2014 (the "Nomination and Standstill Agreement"), with Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., Vincent J. Intrieri, Samuel Merksamer and Daniel A. Ninivaggi (collectively, the "Original Icahn Group"). In connection with their appointments to the Company’s board of directors, each of Courtney Mather, Louis J. Pastor and Stephen A. Mongillo (collectively, the "Icahn Designees," and, together with the Original Icahn Group, the "Icahn Group") executed a Joinder Agreement agreeing to become bound as a party to the terms and conditions of the Nomination and Standstill Agreement (such Joinder Agreements, together with the Nomination and Standstill Agreement, are collectively referred to herein as the "Icahn Agreements").

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

In addition, until the date that no Icahn Designee is a member of the Board (or otherwise deemed to be on the Board pursuant to the terms of the Icahn Agreements) (the “Board Representation Period”), the Icahn Group agrees to vote all of its shares of the Company’s common stock in favor of the election of all of the Company’s director nominees at each annual or special meeting of the Company’s stockholders, and, subject to limited exceptions, the Icahn Group further agrees to (i) adhere to certain standstill obligations, including the obligation to not solicit proxies or consents or influence others with respect to the same, and (ii) not acquire or otherwise beneficially own more than 20% of the Company’s outstanding voting securities. Under the Icahn Agreements, if the Icahn Group ceases to hold a “net long position,” as defined in the Nomination and Standstill Agreement, in at least 1,900,000 shares of the Company’s common stock, the Icahn Group will cause one Icahn Designee to resign from the Company’s board of directors; if the Icahn Group’s holdings are further reduced to specified levels, additional Icahn Designees are required to resign.

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

Note 14—Arrangements with New Hertz

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Separation and Distribution Agreement

The Separation Agreement sets forth the Company's agreements with New Hertz regarding the principal actions taken in connection with the Spin-Off. It also sets forth other agreements that govern aspects of the Company's relationship with New Hertz following the Spin-Off regarding (i) the manner in which legal matters and claims are allocated and certain liabilities are shared between the Company and New Hertz; (ii) other matters including transfers of assets and liabilities, treatment or termination of intercompany arrangements and releases of certain claims between the parties and their affiliates; (iii) mutual indemnification clauses; and (iv) allocation of Spin-Off expenses between the parties.

Transition Services Agreement

The Company entered into a TSA pursuant to which New Hertz or its affiliates provide specified services to the Company on a transitional basis to help ensure an orderly transition following the Spin-Off. The TSA generally provides for a term of up to two years following the Spin-Off, though the recipient of the services may elect to terminate a service at any time upon advance written notice. During the three months ended March 31, 2017, the Company incurred expenses of $5.2 million under the TSA which is included in "Direct operating" and "Selling, general and administrative" expenses in the Company's condensed consolidated statements of operations.

Tax Matters Agreement

The Company entered into a tax matters agreement (the “Tax Matters Agreement”) with New Hertz that governs the parties' rights, responsibilities and obligations after the Spin-Off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns.

Employee Matters Agreement

The Company and New Hertz entered into an employee matters agreement to allocate liabilities and responsibilities relating to employment matters, employee compensation, benefit plans and programs and other related matters for current and former employees of the vehicle rental business and the equipment rental business.

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

Management’s discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including reserves for litigation and other contingencies, accounting for income taxes, pension and postretirement benefits, depreciation of revenue earning equipment, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, valuation of stock-based compensation, reserves for restructuring, allowances for accounts receivable and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

•	Cost of sales of revenue earning equipment, new equipment, parts and supplies;

•	Depreciation expense relating to revenue earning equipment;

•	Selling, general and administrative expenses; and

•	Interest expense.

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

2017 Operating Highlights

Highlights of our business and financial performance in 2017 and key factors influencing our results include:

•
Equipment rental revenues increased $12.8 million, or 4.2%, during the three months ended March 31, 2017 as compared to the three months of 2016 primarily due to an increase in equipment rental revenue in key markets, defined as markets we currently serve outside of upstream oil and gas, of 8.5%, excluding currency, in the first quarter of 2017 as compared to 2016, pricing for the first quarter of 2017 which increased by 1.1% as compared to 2016 and a shift in the mix of equipment that was on rent in the first quarter of 2017. The increase was partially offset by continuing weakness in upstream oil and gas markets which experienced a decrease in equipment rental revenue of 16.8% in the first quarter of 2017 as compared to 2016;

•	Net capital expenditures for revenue earning equipment increased $16.5 million during the three months ended March 31, 2017 compared to the same period in 2016;

•
Selling, general and administrative expenses increased $18.7 million, or 29.9%, from the prior year. The increase is primarily due to higher information technology costs, professional fees and other costs of $15.1 million, mostly related to stand-alone public company costs; and

•
Utilizing borrowings under our asset-based revolving credit agreement ("ABL Credit Facility"), in March we redeemed 10%, or $123.5 million, of our senior secured second priority notes (the "Notes") and recorded a $5.8 million loss on the early extinguishment of debt.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
($ in millions)	2017	2016	$ Change	% Change
Equipment rentals	$320.6	$307.8	$12.8	4.2%
Sales of revenue earning equipment	54.4	37.5	16.9	45.1
Sales of new equipment, parts and supplies	11.5	17.3	(5.8)	(33.5)
Service and other revenues	2.9	3.0	(0.1)	(3.3)
Total revenues	389.4	365.6	23.8	6.5
Direct operating	169.1	158.7	10.4	6.6
Depreciation of revenue earning equipment	92.9	81.8	11.1	13.6
Cost of sales of revenue earning equipment	54.9	45.4	9.5	20.9
Cost of sales of new equipment, parts and supplies	8.4	13.1	(4.7)	(35.9)
Selling, general and administrative	81.2	62.5	18.7	29.9
Interest expense, net	37.8	6.5	31.3	NM
Other income, net	(0.6)	(0.9)	0.3	(33.3)
Loss before income taxes	(54.3)	(1.5)	(52.8)	NM
Income tax benefit	15.1	—	15.1	NM
Net loss	$(39.2)	$(1.5)	$(37.7)	NM

NM - Not Meaningful

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Equipment rental revenues increased $12.8 million, or 4.2%, during the first quarter of 2017 when compared with the prior-year period. The increase was attributable to an increase in key market equipment rental revenue of 8.5%, excluding currency, in the first quarter of 2017 as compared to 2016, pricing for the first quarter of 2017 which increased by 1.1% as compared to 2016 and a shift in the mix of equipment that was on rent in the first quarter of 2017. The increase was partially offset by continuing weakness in upstream oil and gas markets. Revenue in upstream oil and gas markets represented 14.8% of equipment rental revenue in the first quarter of 2017, excluding currency effects, and was down 16.8% as compared to the first quarter of 2016, as major oil producers continue to reduce spending.

Sales of revenue earning equipment increased $16.9 million, or 45.1%, during the first quarter of 2017 as compared to the prior-year period. During the first quarter of 2017, the level of revenue earning equipment sold increased as part of our strategy to shift the mix of our fleet. The corresponding cost of sales of revenue earning equipment as a percentage of the related revenue was 100.9% in 2017 compared to 121.1% in 2016. During the first quarter of 2017, there was a slight loss on the sale of revenue earning equipment as the volume of sales made through the lower margin auction channel was reduced and shifted toward the wholesale channel. The loss on sale of revenue earning equipment in the first quarter of 2016 was primarily due to additional sales through the auction channel of equipment used in the upstream oil and gas markets and equipment manufactured by certain suppliers as we reduced the number of brands of equipment we carry in our fleet.

Sales of new equipment, parts and supplies decreased $5.8 million, or 33.5%, when compared with the prior-year period. This decrease was driven by our implementation of changes in new equipment sales programs, including the elimination of certain equipment dealerships. The cost of sales of new equipment, parts and supplies as a percentage of the related revenue was 73.0% for 2017 compared to 75.7% for 2016. The decrease was due to the mix of the new equipment sold.

Direct operating expenses increased $10.4 million, or 6.6%, in the first quarter of 2017 when compared to the first quarter of 2016 primarily due to the following:

•
Personnel-related expenses increased $5.0 million as a result of an increase in salary expense of $2.6 million primarily associated with continued investment in branch management to drive operational improvements and additional headcount related to opening new locations during the last half of 2016 and first quarter of 2017. Additionally, there was an increase in benefits expense of $2.0 million primarily due to higher insurance costs as a stand-alone company.

•
Fleet and related expenses increased $2.8 million primarily as a result of higher maintenance expense of $1.6 million resulting from higher volume of equipment requiring maintenance. Additionally, fuel expense increased by $1.2 million driven by higher gas prices during the first quarter of 2017.

•
Other direct operating costs increased $2.6 million primarily due to higher facilities expense of $2.2 million primarily resulting from higher insurance and real estate taxes as well as the addition of three new locations during the first quarter of 2017.

Depreciation of revenue earning equipment increased $11.1 million, or 13.6%, in the first quarter of 2017 when compared with 2016. The increase was due to a larger fleet size in the first quarter of 2017 as compared to 2016 and an increase of $6.7 million due to the impact of the 2016 reduction in residual values and the planned holding period of certain classes of equipment.

Selling, general and administrative expenses increased $18.7 million, or 29.9%, from the prior year. The increase is primarily due to higher information technology costs, professional fees and other costs of $15.1 million, mostly related to stand-alone public company costs, as well as a $1.9 million increase for additional sales personnel to drive revenue growth.

Interest expense, net increased $31.3 million from the prior year due to interest incurred on the Notes that were issued in June 2016, a loss on the early extinguishment of 10% of the Notes, and borrowings under the ABL Credit Facility. The increases were partially offset by decreases in interest on the predecessor asset-based revolving credit facility (the "Predecessor ABL Facility") and loans from THC and its affiliates, which were settled as part of the Spin-Off in June 2016.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income tax benefit was $15.1 million for the three months ended March 31, 2017 compared to zero for the same period in 2016. The income tax benefit in 2017 was primarily driven by pre-tax losses, partially offset by non-deductible expenses and valuation allowances recorded on losses generated by foreign loss jurisdictions, compared to near breakeven results in 2016. The effective tax rate for the full fiscal year 2017 is expected to be approximately 25%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations and servicing of debt. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of March 31, 2017, we had approximately $2.2 billion of total nominal indebtedness outstanding. We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of March 31, 2017 consisted of cash and cash equivalents and unused commitments under our ABL Credit Facility. See "Borrowing Capacity and Availability" below. Our practice is to maintain sufficient liquidity through cash from operations and our ABL Credit Facility, so that our operations are unaffected by adverse financial market conditions. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility, will be adequate to permit us to meet our obligations over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

In the first quarter of 2016, as a subsidiary of Hertz Holdings, Herc's cash was swept regularly by Hertz Holdings at its discretion. Hertz Holdings also funded Herc's operating and investing activities as needed. Cash flows related to 2016 financing activities included changes in Hertz Holdings' investments in Herc. Transfers of cash to and from Hertz Holdings are reflected within financing activities in our consolidated statements of cash flows.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Three Months Ended March 31,
	2017	2016	$ Change
Cash provided by (used in):
Operating activities	$86.2	$102.6	$(16.4)
Investing activities	(27.5)	4.4	(31.9)
Financing activities	(58.5)	(112.4)	53.9
Effect of exchange rate changes	0.1	0.6	(0.5)
Net change in cash and cash equivalents	$0.3	$(4.8)	$5.1

Operating Activities

During the three months ended March 31, 2017, we generated $16.4 million less cash from operating activities compared with the same period in 2016. The decrease was primarily related to lower operating income resulting from higher interest, professional fees and other stand-alone public company costs, partially offset by the timing of payments of liabilities during 2017 as compared to 2016.

Investing Activities

Cash used in investing activities increased $31.9 million for the three months ended March 31, 2017 as compared to 2016. Our primary use of cash in investing activities is for the acquisition of revenue earning equipment and non-rental capital expenditures, which increased slightly due to investments in rental equipment as well as investments in information technology and software.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We renew our equipment and also manage our fleet of rental equipment in line with customer demand. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities

Cash used in financing activities decreased $53.9 million for the three months ended March 31, 2017 compared to the same period in 2016. Cash used in financing activities during 2017 primarily represents our changes in debt, which included the redemption of $123.5 million of our Notes, partially funded by the net draw down of $68.8 million on our ABL Credit Facility. Cash used in financing activities in 2016 primarily related to $118.3 million of financing and transfer activities with Hertz Holdings, which primarily funded our operations prior to the Spin-Off.

Capital Expenditures

Our capital expenditures relate largely to purchases of revenue earning equipment, with the remaining portion representing purchases of other property and equipment. The table below sets forth the capital expenditures related to our revenue earning equipment and related disposals for the periods noted (in millions).

	Three Months Ended March 31,
	2017	2016
Revenue earning equipment expenditures	$56.2	$36.7
Disposals of revenue earning equipment	(44.7)	(41.7)
Net revenue earning equipment expenditures	$11.5	$(5.0)
Net capital expenditures for revenue earning equipment increased $16.5 million during the three months ended March 31, 2017 compared to the same period in 2016. During the 2017 period, we purchased more revenue earning equipment as part of our fleet mix transformation out of large earthmoving equipment and into more compact earthmoving equipment, which resulted in both higher expenditures and disposals during the period.
In fiscal 2017, we expect our net revenue earning equipment capital expenditures to be in the range of $275 million to $325 million.

Borrowing Capacity and Availability

Our ABL Credit Facility provides our borrowing capacity and availability. Creditors under our ABL Credit Facility have a claim on a specific pool of assets as collateral. Our ability to borrow under the ABL Credit Facility is a function of, among other things, the value of the assets in the relevant collateral pool. We refer to the amount of debt we can borrow given a certain pool of assets as the "Borrowing Base."

Substantially all of the assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our ABL Credit Facility and the Notes. None of such assets are available to satisfy the claims of our general creditors. See Note 8, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the period ended December 31, 2016 for more information.

As of March 31, 2017, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$748.3	$748.3

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

As of March 31, 2017, the ABL Credit Facility had $227.1 million available under the letter of credit facility sublimit, subject to borrowing base restrictions. As of March 31, 2017, $22.9 million of stand by letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon.

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

Under the terms of our ABL Credit Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. We are in compliance with our covenants as of March 31, 2017.

At March 31, 2017, Herc Holdings' balance sheet was substantially identical to that of Herc, the borrower, with the exception of the components of shareholders equity. For the three months ended March 31, 2017, the statement of operations of Herc Holdings and Herc were identical. For the three months ended March 31, 2016, the statement of operations of Herc Holdings was substantially identical to that of Herc except for approximately $2.5 million of interest expense to Hertz Holdings that is included in Herc Holdings' statement of operations, but is not included in Herc's statement of operations.

For further information on the terms of our Notes and ABL Credit Facility, see Note 4, "Debt" to the notes to our condensed consolidated financial statements included in this Report and Note 8, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the period ended December 31, 2016. For a discussion of the risks associated with our significant indebtedness, see Part I, Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the period ended December 31, 2016.

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

CONTRACTUAL OBLIGATIONS

As of March 31, 2017, there have been no material changes outside of the ordinary course of business to our known contractual obligations as set forth in the Contractual Obligations table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the period ended December 31, 2016.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

There have been no material changes to our indemnification obligations as disclosed in Note 14, “Commitments and Contingencies” in our Annual Report on Form 10-K for the period ended December 31, 2016.

The information concerning the ongoing securities litigation, governmental investigations and other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 9, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included in this Report is incorporated herein by reference.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 in Part I under Item 1A “Risk Factors,” including:

•
Risks related to material weaknesses in our internal control over financial reporting and the restatement of financial statements previously issued by Hertz Holdings, including that: we have identified material weaknesses in our internal control over financial reporting that may adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor and lender confidence in us and, as a result, the value of our common stock and our ability to obtain future financing on acceptable terms, and we may identify additional material weaknesses as we continue to assess our processes and controls as a stand-alone company with lower levels of materiality; such material weaknesses could result in a material misstatement of our consolidated and combined financial statements that would not be prevented or detected; we receive certain transition services from New Hertz pursuant to the transition services agreement covering information technology services and other areas, which impact our control environment and, therefore, our internal control over financial reporting; we continue to expend significant costs and devote management time and attention and other resources to matters related to our internal control over financial reporting and our material weaknesses and Hertz Holdings' restatement could adversely affect our ability to execute our strategic plan; our efforts to design and implement an effective control environment may not be sufficient to remediate the material weaknesses or prevent future material weaknesses; our material weaknesses and Hertz Holdings' restatement could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows, including as a result of events of default under the agreements governing our indebtedness and/or government investigations, regulatory inquiries and private actions; we may experience difficulties implementing new information technology systems to maintain our books and records and provide operational information to our management team; if we decide to not implement the new operational system for our back office processes, we could need to expense items that were previously capitalized, which could have a material adverse effect on our results of operations; we could experience disruptions to our control environment in connection with the relocation of our Shared Services Center, including as a result of the failure to retain key employees who possess specific knowledge or expertise necessary for the timely preparation of our financial statements; and Hertz Holdings' restatement has resulted in government investigations, books and records demands, and private litigation and could result in government enforcement actions and private litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows;

•
Risks related to the Spin-Off, which effected our separation from New Hertz, such as: we have limited operating history as a stand-alone public company, and our historical financial information for periods prior to July 1, 2016, is not necessarily representative of the results that we would have achieved as a separate, publicly traded company, and may not be a reliable indicator of our future results; the liabilities we have assumed and will share with New Hertz in connection with the Spin-Off could have a material adverse effect on our business, financial condition and results of operations; if

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

there is a determination that any portion of the Spin-Off transaction is taxable for U.S. federal income tax purposes, including for reasons outside of our control, then we and our stockholders could incur significant tax liabilities, and we could also incur indemnification liability if we are determined to have caused the Spin-Off to become taxable; if New Hertz fails to pay its tax liabilities under the Tax Matters Agreement or to perform its obligations under the Separation and Distribution Agreement, we could incur significant tax and other liability; our ability to engage in financings, acquisitions and other strategic transactions using equity securities is limited due to the tax treatment of the Spin-Off; the loss of the Hertz brand and reputation could materially adversely affect our ability to attract and retain customers; the Spin-Off may be challenged by creditors as a fraudulent transfer or conveyance; and if the Spin-Off is not a legal dividend, it could be held invalid by a court and have a material adverse effect on our business, financial condition and results of operations;

•	Business risks could have a material adverse effect on our business, results of operations, financial condition and/or liquidity, including:

◦	the cyclicality of our business, a slowdown in economic conditions or adverse changes in the economic factors specific to the industries in which we operate, in particular industrial and construction;

◦
the dependence of our business on the levels of capital investment and maintenance expenditures by our customers, which in turn are affected by numerous factors, including the level of economic activity in their industries, the state of domestic and global economies, global energy demand, the cyclical nature of their markets, expectations regarding government spending on infrastructure improvements or expansions, their liquidity and the condition of global credit and capital markets;

◦	we may have difficulty obtaining the resources that we need to operate, or our costs to do so could increase significantly;

◦	intense competition in the industry, including from our own suppliers, that may lead to downward pricing or an inability to increase prices;

◦	any occurrence that disrupts rental activity during our peak periods given the seasonality of the business, especially in the construction industry;

◦
doing business in foreign countries exposes us to additional risks, including under laws and regulations that may conflict with U.S. laws and those under anticorruption, competition, economic sanctions and anti-boycott regulations;

◦
our success as an independent company will depend on our new senior management team, the ability of other new employees to learn their new roles, and our ability to attract and retain key management and other key personnel;

◦	some or all of our deferred tax assets could expire if we experience an “ownership change” as defined in the Internal Revenue Code;

◦
changes in the legal and regulatory environment that affect our operations, including with respect to taxes, consumer rights, privacy, data security and employment matters, could disrupt our business and increase our expenses;

◦	an impairment of our goodwill or our indefinite lived intangible assets could have a material non-cash adverse impact;

◦
other operational risks such as: any decline in our relations with our key national account customers or the amount of equipment they rent from us; our equipment rental fleet is subject to residual value risk upon disposition, and may not sell at the prices we expect; we may be unable to protect our trade secrets and other intellectual property rights; we may fail to respond adequately to changes in technology and customer demands; our business

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

is heavily reliant upon communications networks and centralized information technology systems and the concentration of our systems creates or increases risks for us, including the risk of the misuse or theft of information we possess, including as a result of cyber security breaches or otherwise, which could harm our brand, reputation or competitive position and give rise to material liabilities; failure to maintain, upgrade and consolidate our information technology networks could materially adversely affect us; we may face issues with our union employees; we are exposed to a variety of claims and losses arising from our operations, and our insurance may not cover all or any portion of such claims; environmental, health and safety laws and regulations and the costs of complying with them, or any change to them impacting our customers’ markets, could materially adversely affect us; decreases in government spending could materially adversely affect us and a lack of or delay in additional infrastructure spending may have a material adverse effect on our share price; maintenance and repair costs associated with our equipment rental fleet could materially adversely affect us; and strategic acquisitions could be difficult to identify and implement and could disrupt our business or change our business profile significantly;

•
Risks related to our substantial indebtedness, such as: our substantial level of indebtedness exposes us or makes us more vulnerable to a number of risks that could materially adversely affect our financial condition, results of operations, cash flows, liquidity and ability to compete; the secured nature of our indebtedness, which is secured by substantially all of our consolidated assets, could materially adversely affect our business and holders of our debt and equity; an increase in interest rates or in our borrowing margin would increase the cost of servicing our debt and could reduce our profitability; and any additional debt we incur could further exacerbate these risks;

•
Risks related to the securities market and ownership of our stock, including that: the market price of our common stock may fluctuate significantly; the market price of our common stock could decline as a result of the sale or distribution of a large number of our shares or the perception that a sale or distribution could occur and these factors could make it more difficult for us to raise funds through future stock offerings; and provisions of our governing documents could discourage potential acquisition proposals and could deter or prevent a change in control; and

•	Other risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, in this Report and in our other filings with the SEC.

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

There is no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the period ended December 31, 2016.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017, due to the identification of material weaknesses in our internal control over financial reporting previously identified and reported in our Annual Report on Form 10-K for the year ended December 31, 2016

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES (continued)

(the “2016 Form 10-K”), our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and the rules promulgated thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As reported in our 2016 Form 10-K, we did not maintain effective internal control over financial reporting as of December 31, 2016 as a result of material weaknesses in the Control Environment, Risk Assessment and Monitoring areas. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to Item 9A in our 2016 Form 10-K for a description of our material weaknesses and remediation efforts undertaken by management.

Remediation Efforts and Status of Previously Reported Material Weaknesses

Our material weaknesses were not remediated at March 31, 2017. Our Board of Directors and management take internal controls over financial reporting and the integrity of the Company’s financial statements seriously and believe that the steps described below are essential to implementing strong and effective internal controls over financial reporting and a strong internal control environment.

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are currently working to remediate the material weaknesses noted above, including assessing the additional remediation steps needed and implementing measures to remediate the underlying causes that gave rise to the material weaknesses.
The following steps are among the measures implemented by the Company in addition to the remediation efforts described in Item 9A in our 2016 Form 10-K:

•
We are continuing efforts to hire additional personnel with the requisite skillsets in certain areas integral to financial reporting. Two key accounting positions, Controller and Chief Accounting Officer and Assistant Controller, have been filled by the Company.

•
We have established a task force and assigned a working group to each of the material weaknesses. These groups are focused on improving the design and operating effectiveness of the controls and include members of senior management to strengthen accountability and prioritization of corrective actions.

We are continuing the process of developing, implementing and testing processes and procedures, and will continue to devote significant time and attention to the remediation of our material weaknesses. As we continue to evaluate and implement improvements to our internal control over financial reporting, our management may decide to take additional measures to address our control deficiencies or to modify the remediation efforts undertaken. Because the reliability of the internal control process requires repeatable execution, our material weaknesses cannot be considered remediated until all remedial processes and procedures (including additional remediation efforts identified by our senior management as necessary) have been implemented, each applicable control has operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. Until all identified material weaknesses are remediated, we will not be able to assert that our internal controls are effective. Further, management may identify other material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter ended March 31, 2017 covered by this Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 9, "Commitments and Contingencies" to the notes to our condensed consolidated financial statements in Part I, Item 1 "Financial Statements" of this Report.

ITEM 1A.    RISK FACTORS

There have been no material changes to the Company's risk factors from those previously disclosed under Part I, Item 1A, " Risk Factors" in our Annual Report on Form 10-K for the period ended December 31, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, the Board approved a $1 billion share repurchase program (the "share repurchase program"). There were no share repurchases in the three months ended March 31, 2017. As of March 31, 2017, the approximate dollar value that remains available for purchases under the 2014 share repurchase program is $395.9 million. The program does not obligate us to make any repurchases at any specific time or in any specific situation. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. For more information on the share repurchase program, see Note 18, "Equity and Earnings (Loss) Per Share" to our condensed consolidated financial statements in Part II, Item 8 "Financial Statements" in our Annual Report on Form 10-K for the period ended December 31, 2016.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

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

Date:	May 9, 2017	HERC HOLDINGS INC. (Registrant)
		By:	/s/ BARBARA L. BRASIER
Barbara L. Brasier Senior Vice President and Chief Financial Officer

HERC HOLDINGS INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
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

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1**	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and the Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________
*Filed herewith
**Furnished herewith