Form 10-Q
period 2017-06-30
HERC HOLDINGS INC
filed 2017-08-08
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 4, 2017
Common Stock, par value $0.01 per share	28,346,385

HERC HOLDINGS INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Cash and cash equivalents	$12.0	$24.0
Restricted cash and cash equivalents	10.3	7.0
Receivables, net of allowance of $27.7 and $24.9, respectively	309.0	293.3
Taxes receivable	10.9	7.4
Inventory	25.9	24.1
Prepaid expenses and other current assets	17.1	15.9
Total current assets	385.2	371.7
Revenue earning equipment, net	2,449.0	2,390.0
Property and equipment, net	281.3	272.0
Intangible assets, net	283.6	303.9
Goodwill	91.0	91.0
Other long-term assets	35.0	34.7
Total assets	$3,525.1	$3,463.3
LIABILITIES AND EQUITY
Current maturities of long-term debt	$16.0	$15.7
Accounts payable	314.8	139.0
Accrued liabilities	79.6	78.2
Taxes payable	14.5	10.0
Total current liabilities	424.9	242.9
Long-term debt, net	2,145.4	2,178.6
Deferred taxes	657.2	692.1
Other long-term liabilities	38.8	32.0
Total liabilities	3,266.3	3,145.6
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 31.0 and 31.0 shares issued and 28.3 and 28.3 shares outstanding	0.3	0.3
Additional paid-in capital	1,754.1	1,753.3
Accumulated deficit	(692.0)	(625.2)
Accumulated other comprehensive loss	(111.6)	(118.7)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	258.8	317.7
Total liabilities and equity	$3,525.1	$3,463.3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Equipment rentals	$350.8	$327.9	$671.4	$635.7
Sales of revenue earning equipment	46.4	31.6	100.8	69.1
Sales of new equipment, parts and supplies	14.9	17.9	26.4	35.2
Service and other revenues	3.7	3.0	6.6	6.0
Total revenues	415.8	380.4	805.2	746.0
Expenses:
Direct operating	168.9	159.2	338.0	317.9
Depreciation of revenue earning equipment	94.3	84.2	187.2	166.0
Cost of sales of revenue earning equipment	51.4	38.7	106.3	84.1
Cost of sales of new equipment, parts and supplies	11.1	14.0	19.5	27.1
Selling, general and administrative	78.8	74.2	160.0	136.7
Impairment	29.3	—	29.3	—
Interest expense, net	31.6	13.3	69.4	19.8
Other expense (income), net	0.2	(0.5)	(0.4)	(1.4)
Total expenses	465.6	383.1	909.3	750.2
Loss before income taxes	(49.8)	(2.7)	(104.1)	(4.2)
Income tax benefit (provision)	22.2	(5.3)	37.3	(5.3)
Net loss	$(27.6)	$(8.0)	$(66.8)	$(9.5)
Weighted average shares outstanding:
Basic	28.3	28.3	28.3	28.3
Diluted	28.3	28.3	28.3	28.3
Loss per share:
Basic	$(0.98)	$(0.28)	$(2.36)	$(0.34)
Diluted	$(0.98)	$(0.28)	$(2.36)	$(0.34)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(27.6)	$(8.0)	$(66.8)	$(9.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	7.0	1.7	8.7	23.9
Unrealized gains and losses on hedging instruments:
Unrealized losses on hedging instruments	(0.5)	—	(0.9)	—
Income tax benefit related to hedging instruments	0.2	—	0.4	—
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	0.5	0.4	0.9	0.9
Pension and postretirement benefit liability adjustments arising during the period	(2.7)	(7.6)	(2.7)	(7.8)
Income tax benefit related to defined benefit pension plans	0.9	2.7	0.7	2.6
Total other comprehensive income (loss)	5.4	(2.8)	7.1	19.6
Total comprehensive income (loss)	$(22.2)	$(10.8)	$(59.7)	$10.1

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2016	28.3	$0.3	$1,753.3	$(625.2)	$(118.7)	$(692.0)	$317.7
Net loss	—	—	—	(66.8)	—	—	(66.8)
Other comprehensive income	—	—	—	—	7.1	—	7.1
Stock-based compensation charges	—	—	4.5	—	—	—	4.5
Employee stock purchase plan	—	—	0.3	—	—	—	0.3
Net transfers with THC	—	—	(4.0)	—	—	—	(4.0)
June 30, 2017	28.3	$0.3	$1,754.1	$(692.0)	$(111.6)	$(692.0)	$258.8

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(66.8)	$(9.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of revenue earning equipment	187.2	166.0
Depreciation of property and equipment	22.1	18.6
Amortization of intangible assets	2.2	2.5
Amortization of deferred financing costs	3.2	2.4
Stock-based compensation charges	4.5	2.7
Impairment	29.3	—
Provision for receivables allowance	21.9	24.4
Deferred taxes	(37.3)	5.3
Loss on sale of revenue earning equipment	5.5	15.0
Income from joint ventures	(0.7)	(1.4)
Other	0.7	3.5
Changes in assets and liabilities:
Receivables	(31.7)	(16.4)
Inventory, prepaid expenses and other assets	(2.3)	(7.6)
Accounts payable	(15.6)	(13.2)
Accrued liabilities and other long-term liabilities	(3.3)	20.0
Taxes receivable and payable	3.7	(4.2)
Net cash provided by operating activities	122.6	208.1
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(3.3)	5.6
Revenue earning equipment expenditures	(160.8)	(142.5)
Proceeds from disposal of revenue earning equipment	88.6	74.2
Non-rental capital expenditures	(26.0)	(13.4)
Proceeds from disposal of property and equipment	1.7	2.8
Net cash used in investing activities	(99.8)	(73.3)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,235.0
Repayments of long-term debt	(123.5)	—
Proceeds from revolving lines of credit	279.4	1,619.0
Repayments on revolving lines of credit	(183.7)	(780.0)
Principal payments under capital lease obligations	(7.8)	(5.1)
Proceeds from exercise of stock options and other	—	10.0
Net settlement on vesting of equity awards	—	(0.5)
Proceeds from employee stock purchase plan	0.3	—
Net transfers to THC	—	(2,074.8)
Net financing activities with affiliates	—	(67.4)
Payment of debt financing costs	—	(41.1)
Net cash used in financing activities	(35.3)	(104.9)
Effect of foreign exchange rate changes on cash and cash equivalents	0.5	0.5
Net increase (decrease) in cash and cash equivalents during the period	(12.0)	30.4
Cash and cash equivalents at beginning of period	24.0	24.7
Cash and cash equivalents at end of period	$12.0	$55.1

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$64.9	$12.8
Cash paid for income taxes, net of refunds	$1.8	$4.6
Supplemental disclosure of non-cash investing activity:
Purchases of revenue earning equipment in accounts payable	$176.9	$163.0
Sales of revenue earning equipment in accounts receivable	$4.4	$—
Non-rental capital expenditures in accounts payable	$13.2	$7.8
Supplemental disclosure of non-cash financing activity:
Debt issuance costs included in accrued liabilities	$—	$0.5
Non-cash settlement of transactions with THC through equity	$4.0	$97.9
Supplemental disclosure of non-cash investing and financing activity:
Equipment acquired through capital lease	$0.2	$20.3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings" or "the Company," or as the context requires, "its") is one of the leading equipment rental suppliers with approximately 275 company-owned locations at June 30, 2017, principally in North America. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). Operations are conducted under the Herc Rentals brand in the United States and under the Hertz Equipment Rental brand in Canada and other international locations. The Company has been in the equipment rental business since 1965 and is a full-line equipment rental supplier in key markets, including commercial and residential construction, industrial and manufacturing, civil infrastructure, automotive, government and municipalities, energy, remediation, emergency response, facilities, entertainment and agriculture, as well as refineries and petrochemicals. The equipment rental business is supported by ProSolutionsTM, the Company's industry-specific solutions-based services, and its professional grade tools, commercial vehicles, and pump, power and climate control product offerings.

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

For accounting purposes, due to the relative significance of New Hertz to Hertz Holdings, New Hertz was considered the spinnor or divesting entity in the Spin-Off and Herc Holdings was considered the spinnee or divested entity. As a result, despite the legal form of the transaction, New Hertz was the "accounting successor" to Hertz Holdings. Under the accounting rules, the historical financial information of New Hertz is required to reflect the financial information of Hertz Holdings, as if New Hertz spun off Herc Holdings in the Spin-Off. In contrast, the historical financial information of Herc Holdings for the three and six months ended June 30, 2016 presented in these condensed consolidated financial statements reflects the financial information of the equipment rental business and certain parent legal entities of Herc as historically operated as part of Hertz Holdings, as if Herc Holdings was a stand-alone company for such period. The historical financial information of Herc Holdings presented in these condensed consolidated financial statements is not necessarily indicative of what Herc Holdings’ financial position or results of operations actually would have been had Herc Holdings operated as a separate, independent company for the periods presented.

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the condensed consolidated financial statements include depreciation of revenue earning equipment, pension and postretirement benefits, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, accounting for income taxes, valuation of stock-based compensation, reserves for litigation and other contingencies, allowances for receivables and, prior to the Spin-Off, allocated general corporate expenses from THC, among others.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The financial statements for the three and six months ended June 30, 2016 included in this Quarterly Report on Form 10-Q (this "Report") represent the carve-out financial results.

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

Transactions between the Company and THC and its affiliates prior to the Spin-Off are herein referred to as “related party” or “affiliated” transactions for the 2016 periods presented. Effective with the Spin-Off on June 30, 2016, all transactions with THC and its affiliates were settled and paid in full. Effective upon the Spin-Off, the Company entered into certain agreements with New Hertz, including a transition service agreement ("TSA"). See Note 15, "Arrangements with New Hertz" for further information.

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

Correction of Errors

The Company has revised its condensed consolidated statement of operations for the three and six months ended June 30, 2016 to correct the recording of $1.8 million and $3.0 million, respectively, of expense from direct operating expense into selling, general and administrative expense, which did not impact net income. The correction resulted from incorrect mapping of certain expense accounts to the financial statement line items.

During the first quarter of 2017, the Company identified an error related to its classification of certain restricted cash. Accordingly, the Company has revised its consolidated balance sheet as of December 31, 2016 to correct the classification of $12.4 million from restricted cash to cash and cash equivalents as the cash was determined to be available for use in general operations. This correction also impacted the condensed consolidated statements of cash flows for the six months ended June 30, 2016 by reducing cash used in investing activities by $3.5 million and increasing cash and cash equivalents at the beginning and end of the period by $9.0 million and $12.5 million, respectively. The Company will also correct its previously reported financial statements in its future filings. The Company assessed the materiality of the error from qualitative and quantitative perspectives and concluded the adjustments were not material to its previously issued annual and interim financial statements. There was no impact of this error to the condensed consolidated statement of operations, condensed consolidated statements of other comprehensive income (loss) or condensed consolidated statement of equity presented in this Report or for any period.

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

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued guidance that simplifies several areas of employee share-based payment accounting, including: (i) eliminating tracking of tax "windfalls" in a separate pool within additional paid-in capital; instead, excess tax benefits and tax deficiencies are recorded within income tax expense; (ii) eliminating the requirement that excess tax benefits be realized before they can be recognized which is required to be recorded as an adjustment to opening retained earnings; however, the impact to the Company upon adoption was immaterial; (iii) presentation of excess tax benefits as an operating activity on the statement of cash flows, which had no impact on the Company; (iv) presentation of employee taxes paid directly to a taxing authority when directly withholding shares for tax-withholding purposes as a financing activity on the statement of cash flows, which had no impact as the Company has historically followed this presentation and (v) making a policy election regarding treatment of forfeitures, with respect to which the Company will continue to estimate forfeitures. The Company adopted this guidance on January 1, 2017 in accordance with the effective date. Adoption of this guidance did not impact the Company's consolidated statement of operations.

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

The Company believes the accounting for equipment rental revenue is primarily outside of the scope of the revenue guidance and will be evaluated under the new lease guidance, which is described further under the heading "Leases" below. The Company is in the process of evaluating the guidance with respect to sales of revenue earning equipment, sales of new equipment, parts and supplies and service and other revenues and intends to determine the adoption method and preliminary impact on the Company's financial statements during the third quarter of 2017.

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

Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued guidance requiring an entity to recognize upon transfer the income tax consequences of an intra-entity transfer of an asset other than inventory, eliminating the current recognition exception. Two common examples of assets included in the scope of this standard are intellectual property and property, plant and equipment. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company has not yet determined the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued guidance to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The guidance requires that an entity recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds the reporting unit’s fair value. This guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company has not yet determined the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.

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

Compensation - Stock Compensation
In May 2017, the FASB issued guidance on which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting. Under the updated guidance, a modification is defined as a change in the terms or conditions of a share-based payment award, and an entity should account for the effects of a modification unless all of the following are met:

1.
The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation techniques that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.

2.	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.

3.	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

This guidance requires prospective adoption and is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the guidance to have significant impact on its financial position, results of operations or cash flows.

Note 3—Revenue Earning Equipment

Revenue earning equipment consists of the following (in millions):

	June 30, 2017	December 31, 2016
Revenue earning equipment	$3,782.2	$3,695.5
Less: Accumulated depreciation	(1,333.2)	(1,305.5)
Revenue earning equipment, net	$2,449.0	$2,390.0

During the three months ended June 30, 2017, the Company deemed certain revenue earning equipment, with a net book value of approximately $3.8 million, to be held for sale and reclassified such equipment to "Prepaid and other current assets" in the condensed consolidated balance sheet. The Company performed an impairment assessment of such revenue earning equipment and recorded a charge of $3.1 million during the quarter ended June 30, 2017.

Note 4—Intangible Asset Impairment

The Company has been in the process of developing a new financial system and point of sale system as part of the separation from New Hertz that was initiated prior to the Spin-Off.  During June 2017, the Company made the decision to discontinue developing these new systems based on the inability to provide the anticipated substantive service potential and significantly higher costs than were originally expected to develop the systems. Thus, the Company recorded an impairment charge of $26.2 million during the three months ended June 30, 2017.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 5—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at June 30, 2017	Weighted Average Stated Interest Rate at June 30, 2017	Fixed or Floating Interest Rate	Maturity	June 30, 2017	December 31, 2016
Senior Secured Second Priority Notes
2022 Notes	7.88%	7.50%	Fixed	2022	$549.0	$610.0
2024 Notes	8.06%	7.75%	Fixed	2024	562.5	625.0
Other Debt
ABL Credit Facility	N/A	2.95%	Floating	2021	1,005.0	910.0
Capital leases	4.00%	N/A	Fixed	2016-2021	62.1	70.3
Other borrowings	N/A	4.79%	Floating	2018	0.5	—
Unamortized Debt Issuance Costs(a)					(17.7)	(21.0)
Total debt					2,161.4	2,194.3
Less: Current maturities of long-term debt					(16.0)	(15.7)
Long-term debt, net					$2,145.4	$2,178.6

(a)
Unamortized debt issuance costs totaling $15.2 million and $17.1 million related to the ABL Credit Facility (as defined below) are included in "Other long-term assets" in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.

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

Other Borrowings

In June 2017, the Company's subsidiary in China entered into uncommitted credit agreements with a bank for up to the maximum aggregate principal amount of $10.0 million. Interest accrues on the loans drawn under these facilities at a rate of 110% of the prevailing base lending rates published by People's Bank of China and is payable quarterly. As of June 30, 2017, the Company had short-term borrowings under these facilities totaling $0.5 million.

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

Failure to maintain certain levels of liquidity will subject the Herc credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of June 30, 2017, the Company was not subject to the fixed charge coverage ratio test.

Covenants in the ABL Credit Facility restrict payment of cash dividends to any parent of Herc, including Herc Holdings, except in an aggregate amount, taken together with certain investments, acquisitions and optional prepayments, not to exceed $200 million. Herc may also pay additional cash dividends under the ABL Credit Facility under certain circumstances.

The ABL Credit Facility also contains certain affirmative covenants, including financial and other reporting requirements.

Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company under the ABL Credit Facility as of June 30, 2017 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$720.5	$720.5

In addition, as of June 30, 2017, the Company's subsidiary in China had uncommitted credit facilities of which $9.5 million was unutilized.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Letters of Credit

As of June 30, 2017, the ABL Credit Facility had $225.5 million available under the letter of credit facility sublimit, subject to borrowing base restrictions, as $24.5 million of standby letters of credit were issued and outstanding, none of which have been drawn upon.

Note 6—Employee Retirement Benefits

In July 2016, the Company established the Herc Holdings Retirement Plan (the "Plan"). Prior to the Spin-Off, the Company participated in The Hertz Corporation Account Balance Defined Benefit Pension Plan (the "Hertz Plan"). The majority of assets and liabilities attributable to current and former employees of the equipment rental business were transferred from the Hertz Plan to the Plan following the Spin-Off based on a preliminary allocation. The final allocation and transfer was completed in April 2017 and was $4.0 million lower than the preliminary allocation, resulting in an increase to the pension liability funded status and a corresponding offset to additional paid-in capital.

The following table sets forth the net periodic pension cost (benefit) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Components of Net Periodic Pension Cost (Benefit):
Interest cost	$1.5	$1.5	$3.0	$3.1
Expected return on plan assets	(1.5)	(2.0)	(3.1)	(4.0)
Net amortizations of actuarial net loss	0.5	0.4	0.9	0.9
Net periodic pension cost (benefit)	$0.5	$(0.1)	$0.8	$—

Note 7—Stock-Based Compensation

During the three months ended June 30, 2017, under the Herc Holdings Inc. 2008 Omnibus Incentive Plan (the "Omnibus Plan"), the Company granted 39,227 restricted stock units ("RSUs") and 4,510 performance stock units ("PSUs") at a weighted average grant date fair value of $37.46 per unit. Approximately 27,800 of the RSUs vest 100% one year following the grant date with the remaining vesting 100% three years following the grant date, and the PSUs vest 100% three years following the grant date provided the performance target is met at the vesting date.

A summary of the total compensation expense and associated income tax benefits recognized under the Omnibus Plan are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Compensation expense	$3.0	$1.7	$4.5	$2.7
Income tax benefit	(1.2)	(0.6)	(1.8)	(1.0)
Total	$1.8	$1.1	$2.7	$1.7

Stock-based compensation expense includes expense attributable to the Company based on the terms of the awards granted under the Omnibus Plan to the Company's employees. Additionally, during three and six months ended June 30, 2016, stock-based compensation expense includes an allocation of THC's corporate and shared functional employee expenses of $1.4 million and $2.0 million, respectively, on a pre-tax basis.

As of June 30, 2017, there was $21.5 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted under the Omnibus Plan. The total unrecognized compensation cost is expected to be recognized over the remaining 2.2 years, on a weighted average basis, of the requisite service period that began on the grant dates.

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

The ESPP enables eligible employees to purchase the Company's common stock at a price per share equal to 85% of the fair market value of a share at the acquisition date. Payment for shares is made through payroll deductions based on a predetermined contribution amount established by the individual employee. During the three and six months ended June 30, 2017, the Company recognized compensation expense of $0.1 million and $0.2 million, respectively, related to the ESPP.

Note 8—Income Taxes

Income tax benefit was $22.2 million and $37.3 million, respectively, for the three and six months ended June 30, 2017 compared to an income tax expense of $5.3 million and $5.3 million, respectively, for the same periods in 2016. The income tax benefit in 2017 was primarily driven by pre-tax losses, partially offset by non-deductible expenses and valuation allowances recorded on losses generated by foreign loss jurisdictions. The effective tax rate for the full fiscal year 2017 is expected to be approximately 35%.

In connection with the Spin-Off, net operating loss carryforwards were split between the Company and New Hertz pursuant to the Internal Revenue Code and regulations. While not expected to be significant, the split of net operating loss carryforwards may be further adjusted as income tax returns are finalized through 2017.

Note 9—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the six months ended June 30, 2017 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Unrealized Losses on Hedging Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(14.6)	$—	$(104.1)	$(118.7)
Other comprehensive income (loss) before reclassification	(1.6)	(0.5)	8.7	6.6
Amounts reclassified from accumulated other comprehensive loss	0.5	—	—	0.5
Net current period other comprehensive income (loss)	(1.1)	(0.5)	8.7	7.1
Balance at June 30, 2017	$(15.7)	$(0.5)	$(95.4)	$(111.6)

Amounts reclassified from accumulated other comprehensive income (loss) to net income (loss) were as follows (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Pension and other postretirement benefit plans	Statement of Operations Caption	2017	2016	2017	2016
Amortization of actuarial losses	Selling, general and administrative	$0.5	$0.4	$0.9	$0.9
Tax benefit	Income tax expense	(0.2)	(0.2)	(0.4)	(0.4)
Total reclassifications for the period		$0.3	$0.2	$0.5	$0.5

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 10—Commitments and Contingencies

Legal Proceedings

From time to time the Company is a party to various legal proceedings. Summarized below are the most significant legal proceedings to which the Company is a party.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a putative shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Hertz Holdings made material misrepresentations and/or omission of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The complaint sought unspecified monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings moved to dismiss the amended complaint. In October 2014, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing the plaintiff to amend the complaint a second time. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, Hertz Holdings moved to dismiss the second amended complaint. In July 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing plaintiff to file a third amended complaint. In August 2015, plaintiff filed a third amended complaint which included additional allegations, named additional then-current and former officers as defendants and expanded the putative class period to extend from February 14, 2013 to July 16, 2015. In November 2015, Hertz Holdings moved to dismiss the third amended complaint. The plaintiff then sought leave to add a new plaintiff because of challenges to the standing of the first plaintiff. The court granted plaintiff leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint with prejudice on March 24, 2016. In April 2017, the court granted Hertz Holdings' and the individual defendants' motions to dismiss and dismissed the action with prejudice. In May 2017, plaintiff filed a notice of appeal.

Governmental Investigations - In June 2014, Hertz Holdings was advised by the staff of the New York Regional Office of the Securities and Exchange Commission ("SEC") that it is investigating the events disclosed in certain of Hertz Holdings’ filings with the SEC. In addition, in December 2014 a state securities regulator requested information from Hertz Holdings regarding the same or similar events. In May 2017, the state securities regulator advised New Hertz that it had closed its investigation. Starting in June 2016, Hertz Holdings and New Hertz have had communications with the United States Attorney’s Office for the District of New Jersey regarding the same or similar events. New Hertz is responsible for managing these matters. The investigations and communications generally involve the restatements included in Hertz Holdings’ 2014 Form 10-K and related accounting for prior periods. Among other matters, the restatements included in Hertz Holdings’ 2014 Form 10-K addressed a variety of accounting matters involving THC's former Brazil vehicle rental operations. Hertz Holdings identified certain activities by THC's former vehicle rental operations in Brazil that may raise issues under the Foreign Corrupt Practices Act and other federal and local laws. THC has self-reported these issues to appropriate government entities, and these issues continue to be investigated. The Company has and intends to continue to cooperate with all governmental requests related to the foregoing. At this time, the Company is currently unable to predict the outcome of these proceedings and issues or to reasonably estimate the range of possible losses, which could be material.

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

Off-Balance Sheet Commitments

Indemnification Obligations

In the ordinary course of business, the Company executes contracts involving indemnification obligations customary in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These indemnification obligations might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations; employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnification obligations and has accrued for expected losses that are probable and estimable. The types of indemnification obligations for which payments are possible include the following:

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

Environmental

The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. The probable expenses that the Company expects to incur for such matters have been accrued, and those expenses are reflected in the Company's consolidated financial statements. As of June 30, 2017 and December 31, 2016, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" were $0.1 million and $0.2 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which the Company ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as the Company's connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

The following table summarizes the outstanding interest rate swap arrangement as of June 30, 2017 (dollars in millions):

	Aggregate Notional Amount	Receive Rate	Receive Rate as of June 30, 2017	Pay Rate
ABL Credit Facility	$350.0	1 month LIBOR + 1.75%	3.0%	3.5%

The following table summarizes the estimated fair value of the Company's financial instruments (in millions).

	Fair Value of Financial Instruments
	Prepaid & Other Current Assets		Accrued Liabilities
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives Designated as Hedging Instruments
Interest rate swap	$—	$—	$1.0	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	$—	$0.1	$—	$—

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

	Gain (Loss) Recognized
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives Designated as Cash Flow Hedges
Interest rate swap - effective portion	$—	$—	$—	$—
Interest rate swap - ineffective portion	$—	$—	$(0.1)	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	$(0.4)	$(0.2)	$(3.6)	$(0.1)

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

Cash Equivalents

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at June 30, 2017 or December 31, 2016.

Financial Instruments

The fair value of the Company's financial instruments as of June 30, 2017 and December 31, 2016 are shown in Note 11, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	June 30, 2017		December 31, 2016
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Debt	$2,179.1	$2,237.5	$2,215.3	$2,275.5

Note 13—Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share (in millions, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic and diluted loss per share:
Numerator:
Net loss, basic and diluted	$(27.6)	$(8.0)	$(66.8)	$(9.5)
Denominator:
Basic weighted average common shares	28.3	28.3	28.3	28.3
Stock options, RSUs and PSUs	—	—	—	—
Weighted average shares used to calculate diluted loss per share	28.3	28.3	28.3	28.3
Loss per share:
Basic	$(0.98)	$(0.28)	$(2.36)	$(0.34)
Diluted	$(0.98)	$(0.28)	$(2.36)	$(0.34)
Antidilutive stock options, RSUs and PSUs	0.9	0.2	0.8	0.2

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 14—Related Party Transactions

Transactions between the Company and THC and its affiliates prior to the Spin-Off are herein referred to as "related party" or "affiliated" transactions for the periods presented. Effective with the Spin-Off on June 30, 2016 all transactions with THC and its affiliates were settled and paid in full. Effective upon the Spin-Off, the Company entered into, among other things, a transition services agreement with New Hertz. See Note 15, "Arrangements with New Hertz" for further information.

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

Intercompany Transactions

Prior to the Spin-Off, all significant intercompany payable and receivable balances between the Company and THC were considered to be effectively settled for cash in the consolidated financial statements at the time the transaction was recorded.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Direct operating	$0.3	$0.6
Selling, general and administrative	9.0	18.0
Total allocated expenses	$9.3	$18.6

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

Transition Services Agreement

The Company entered into a TSA pursuant to which New Hertz or its affiliates provide specified services to the Company on a transitional basis to help ensure an orderly transition following the Spin-Off. The TSA generally provides for a term of up to two years following the Spin-Off, though the recipient of the services may elect to terminate a service at any time upon advance written notice. During the three and six months ended June 30, 2017, the Company incurred expenses of $4.9 million and $10.1 million, respectively, under the TSA which is included in "Direct operating" and "Selling, general and administrative" expenses in the Company's condensed consolidated statements of operations.

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

Note 16—Subsequent Event

In August 2017, Herc executed a purchase and sale agreement (“PSA”) for a sale-leaseback transaction relating to 44 of its properties located in the U.S. for anticipated gross proceeds of approximately $123.5 million. The PSA provides for a due diligence period during which the purchaser may exclude properties from the transaction, subject to certain conditions and within specified limits. The lease agreement to be entered into at closing will have an initial term of 20 years, subject to extension, at Herc’s option, for up to five additional periods of five years each. The transaction is expected to close by the end of the third quarter of 2017, subject to customary closing conditions. The sale of the properties is not expected to qualify for sale-leaseback accounting and the book value of the buildings and land will remain on the Company’s consolidated balance sheet.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including reserves for litigation and other contingencies, accounting for income taxes, pension and postretirement benefits, depreciation of revenue earning equipment, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, valuation of stock-based compensation, allowances for accounts receivable and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

Second Quarter 2017 Operating Highlights

Highlights of our business and financial performance in the second quarter of 2017 and key factors influencing our results include:

•
Equipment rental revenues increased $22.9 million, or 7.0%, in the three months ended June 30, 2017 when compared with the prior-year period. The increase was attributable to an increase in key market equipment rental revenue of 8.9%, excluding currency, in the second quarter of 2017 as compared to the second quarter of 2016. This increase resulted from a higher level of revenue earning equipment on rent reflecting higher demand from existing customers as well as increased revenue from diversifying our customer base. Additionally, pricing increased by 1.4% during the second quarter of 2017 as compared to the same period in 2016. Equipment rental revenue in upstream oil and gas markets was flat year-over year during the second quarter;

•
Selling, general and administrative expenses increased $4.6 million, or 6.2%, in the second quarter of 2017 compared to the prior-year period. The increase is primarily due to higher information technology and stand-alone public company costs of $2.7 million, as well as additional sales costs to drive revenue growth; and

•
An impairment charge of $26.2 million was recorded during the three months ended June 30, 2017 related to the decision to discontinue developing a new financial and point of sale system that was initiated prior to the Spin-Off.

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Equipment rentals	$350.8	$327.9	$22.9	7.0%	$671.4	$635.7	$35.7	5.6%
Sales of revenue earning equipment	46.4	31.6	14.8	46.8	100.8	69.1	31.7	45.9
Sales of new equipment, parts and supplies	14.9	17.9	(3.0)	(16.8)	26.4	35.2	(8.8)	(25.0)
Service and other revenues	3.7	3.0	0.7	23.3	6.6	6.0	0.6	10.0
Total revenues	415.8	380.4	35.4	9.3	805.2	746.0	59.2	7.9
Direct operating	168.9	159.2	9.7	6.1	338.0	317.9	20.1	6.3
Depreciation of revenue earning equipment	94.3	84.2	10.1	12.0	187.2	166.0	21.2	12.8
Cost of sales of revenue earning equipment	51.4	38.7	12.7	32.8	106.3	84.1	22.2	26.4
Cost of sales of new equipment, parts and supplies	11.1	14.0	(2.9)	(20.7)	19.5	27.1	(7.6)	(28.0)
Selling, general and administrative	78.8	74.2	4.6	6.2	160.0	136.7	23.3	17.0
Impairment	29.3	—	29.3	100.0	29.3	—	29.3	100.0
Interest expense, net	31.6	13.3	18.3	137.6	69.4	19.8	49.6	NM
Other expense (income), net	0.2	(0.5)	0.7	(140.0)	(0.4)	(1.4)	1.0	(71.4)
Loss before income taxes	(49.8)	(2.7)	(47.1)	NM	(104.1)	(4.2)	(99.9)	NM
Income tax benefit (provision)	22.2	(5.3)	27.5	NM	37.3	(5.3)	42.6	NM
Net loss	$(27.6)	$(8.0)	$(19.6)	NM	$(66.8)	$(9.5)	$(57.3)	NM
NM - Not Meaningful

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Equipment rental revenues increased $22.9 million, or 7.0%, in the three months ended June 30, 2017 when compared with the prior-year period. The increase was attributable to an increase in key market equipment rental revenue of 8.9%, excluding currency, in the second quarter of 2017 as compared to the second quarter of 2016. This increase resulted from a higher level of revenue earning equipment on rent reflecting higher demand from existing customers as well as increased revenue from diversifying our

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

customer base. Additionally, pricing increased by 1.4% during the second quarter of 2017 as compared to the second quarter of 2016. Equipment rental revenue in upstream oil and gas markets was flat during the second quarter of 2017 as compared to the second quarter of 2016.

Sales of revenue earning equipment increased $14.8 million, or 46.8%, during the second quarter of 2017 as compared to the prior-year period. During the second quarter of 2017, the level of revenue earning equipment sold increased compared to the same period in 2016 as part of our strategy to shift the mix of our fleet. The corresponding cost of sales of revenue earning equipment as a percentage of the related revenue was 110.8% in the second quarter of 2017 compared to 122.5% in the second quarter of 2016. During the second quarter of 2017, there was a slight loss on the sale of revenue earning equipment as the volume of sales made through the lower margin auction channel was reduced and shifted toward the wholesale channel. The loss on sale of revenue earning equipment in the second quarter of 2016 was primarily due to additional sales through the auction channel of equipment used in the upstream oil and gas markets and equipment manufactured by certain suppliers as we reduced the number of brands of equipment we carry in our fleet.

Sales of new equipment, parts and supplies decreased $3.0 million, or 16.8%, during the second quarter of 2017 when compared with the prior-year period. This decrease was driven by our implementation of changes in new equipment sales programs, including the elimination of certain equipment dealerships. The cost of sales of new equipment, parts and supplies as a percentage of the related revenue was 74.5% for the second quarter of 2017 compared to 78.2% for the second quarter of 2016. The decrease was due to the mix of the new equipment sold.

Direct operating expenses increased $9.7 million, or 6.1%, in the second quarter of 2017 when compared to the second quarter of 2016 primarily due to the following:

•
Personnel-related expenses increased $4.7 million as a result of an increase in salary expense primarily associated with continued investment in branch management to drive operational improvements and additional headcount related to opening new locations since June 30, 2016.

•
Fleet and related expenses increased $4.5 million primarily as a result of higher delivery and freight expense of $3.4 million mainly due to an increase in deliveries associated with higher equipment rental revenues. Additionally, fuel expense increased by $2.2 million driven by higher gas prices during the second quarter of 2017 as compared to the same period in 2016. These increases were partially offset by a $2.6 million decrease in maintenance expense.

•
Other direct operating costs increased $0.5 million primarily due to increased depreciation of $2.1 million primarily resulting from the addition of new service vehicles and higher facilities expense of $1.4 million related to new locations during the first half of 2017. These increases were partially offset by a decrease in restructuring expense of $2.9 million as more expense was incurred during the first half of 2016 due to several location closures during 2015 and 2016.

Depreciation of revenue earning equipment increased $10.1 million, or 12.0%, in the second quarter of 2017 when compared with 2016. The increase was due to a larger fleet size in the second quarter of 2017 as compared to the same period in 2016 and an increase of $5.7 million due to the impact of the 2016 reduction in residual values and the planned holding period of certain classes of equipment.

Selling, general and administrative expenses increased $4.6 million, or 6.2%, in the second quarter of 2017 compared to the prior-year period. The increase is primarily due to a $3.9 million increase for additional sales personnel to drive revenue growth and increased commissions related to increased revenue during the three months ended June 30, 2017 compared to the prior-year period and higher information technology and stand-alone public company costs of $2.7 million.

Impairment charges of $29.3 million were recorded during the second quarter of 2017. The impairments related to the write-off of intangible assets previously capitalized as part of the development of new financial and point of sale systems of $26.2 million and the impairment of certain revenue earning equipment of $3.1 million that was deemed held for sale at June 30, 2017. See Note 4, "Intangible Asset Impairment" and Note 3, "Revenue Earning Equipment," respectively, to the notes to our condensed consolidated financial statements for further information.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense, net increased $18.3 million in the second quarter of 2017 compared to the prior-year period due to interest incurred on the Notes that were issued in June 2016 and borrowings under the ABL Credit Facility. The increases were partially offset by decreases in interest on the predecessor asset-based revolving credit facility (the "Predecessor ABL Facility") and loans from THC and its affiliates, which were settled as part of the Spin-Off in June 2016.

Income tax benefit was $22.2 million for the three months ended June 30, 2017 compared to an income tax expense of $5.3 million for the same period in 2016. The income tax benefit in the second quarter of 2017 was primarily driven by pre-tax losses, partially offset by non-deductible expenses and valuation allowances recorded on losses generated by foreign loss jurisdictions. The effective tax rate for the full fiscal year 2017 is expected to be approximately 35%.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Equipment rental revenues increased $35.7 million, or 5.6%, during the first half of 2017 when compared with the prior-year period. The increase was attributable to an increase in key market equipment rental revenue of 8.7%, excluding currency, in the first half of 2017 as compared to the first half of 2016. This increase resulted from a higher level of revenue earning equipment on rent reflecting higher demand from existing customers as well as increased revenue from diversifying our customer base. Additionally, pricing increased by 1.3% during the first half of 2017 as compared to the first half of 2016. The increase was partially offset by continuing weakness in upstream oil and gas markets. Revenue in upstream oil and gas markets represented 15.0% of equipment rental revenue in the first half of 2017, excluding currency effects, and was down 8.4% as compared to the prior-year period, as major oil producers continue to reduce spending.

Sales of revenue earning equipment increased $31.7 million, or 45.9%, during the first half of 2017 when compared to the prior-year period. During the first half of 2017, the level of revenue earning equipment sold increased as part of our strategy to shift the mix of our fleet. The corresponding cost of sales of revenue earning equipment as a percentage of the related revenue was 105.5% in the first half of 2017 compared to 121.7% in the first half of 2016. During the first half of 2017, there was a slight loss on the sale of revenue earning equipment as the volume of sales made through the lower margin auction channel was reduced and shifted toward the wholesale channel. The loss on sale of revenue earning equipment in the first half of 2016 was primarily due to additional sales through the auction channel of equipment used in the upstream oil and gas markets and equipment manufactured by certain suppliers as we reduced the number of brands of equipment we carry in our fleet.

Sales of new equipment, parts and supplies decreased $8.8 million, or 25.0%, during the first half of 2017 when compared with the prior-year period. This decrease was driven by our implementation of changes in new equipment sales programs, including the elimination of certain equipment dealerships. The cost of sales of new equipment, parts and supplies as a percentage of the related revenue was 73.9% for the first half of 2017 compared to 77.0% for the first half of 2016. The decrease was due to the mix of the new equipment sold.

Direct operating expenses increased $20.1 million, or 6.3%, in the first six months of 2017 when compared to the first half of 2016 primarily due to the following:

•
Personnel-related expenses increased $9.7 million as a result of an increase in salary expense of $9.1 million primarily associated with continued investment in branch management to drive operational improvements and additional headcount related to opening new locations since June 30, 2016. Additionally, there was an increase in benefits expense of $0.8 million primarily due to higher healthcare insurance costs as a stand-alone company.

•
Fleet and related expenses increased $7.5 million primarily as a result of higher delivery and freight expense of $4.7 million mainly due to an increase in deliveries associated with higher equipment rental revenues. Additionally, fuel expense increased by $3.4 million driven by higher gas prices during the first half of 2017 as compared to the prior-year period.

•
Other direct operating costs increased $2.9 million primarily due to increased depreciation of $3.7 million related to the increase in service vehicles and higher facilities expense of $3.2 million due to the addition of new locations in 2017. These increases were partially offset by a decrease in restructuring expense of $3.1 million as more expense was incurred during the first half of 2016 due to several location closures during 2015 and 2016.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation of revenue earning equipment increased $21.2 million, or 12.8%, during the first half of 2017 when compared with the prior-year period. The increase was due to a larger fleet size in the first half of 2017 as compared to 2016 and an increase of $12.4 million due to the impact of the 2016 reduction in residual values and the planned holding period of certain classes of equipment.

Selling, general and administrative expenses increased $23.3 million, or 17.0%, during the first half of 2017 compared to the prior-year period. The increase is primarily due to higher information technology and stand-alone public company costs of $17.4 million, as well as a $6.2 million increase for additional sales personnel to drive revenue growth and increased commissions as revenue increased during the first half of 2017 compared to the prior-year period.

Impairment charges of $29.3 million were recorded during the first half of 2017. The impairments related to the write-off of intangible assets previously capitalized as part of the development of new financial and point of sale systems of $26.2 million and the impairment of certain revenue earning equipment of $3.1 million that was deemed held for sale at June 30, 2017. See Note 4, "Intangible Asset Impairment" and Note 3, "Revenue Earning Equipment," respectively, to the notes to our condensed consolidated financial statements for further information.

Interest expense, net increased $49.6 million during the first half of 2017 compared to the prior-year period due to interest incurred on the Notes that were issued in June 2016, a loss on the early extinguishment of 10% of the Notes, and borrowings under the ABL Credit Facility. The increases were partially offset by decreases in interest on the Predecessor ABL Facility and loans from THC and its affiliates, which were settled as part of the Spin-Off in June 2016.

Income tax benefit was $37.3 million for the six months ended June 30, 2017 compared to an income tax expense of $5.3 million for the same period in 2016. The income tax benefit in the first half of 2017 was primarily driven by pre-tax losses, partially offset by non-deductible expenses and valuation allowances recorded on losses generated by foreign loss jurisdictions. The effective tax rate for the full fiscal year 2017 is expected to be approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations and servicing of debt. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of June 30, 2017, we had approximately $2.2 billion of total nominal indebtedness outstanding. We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of June 30, 2017 consisted of cash and cash equivalents and unused commitments under our ABL Credit Facility. See "Borrowing Capacity and Availability" below. Our practice is to maintain sufficient liquidity through cash from operations and our ABL Credit Facility, so that our operations are unaffected by adverse financial market conditions. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility, will be adequate to permit us to meet our obligations over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

During the first six months of 2016, as a subsidiary of Hertz Holdings, Herc's cash was swept regularly by Hertz Holdings at its discretion. Hertz Holdings also funded Herc's operating and investing activities as needed. Cash flows related to 2016 financing activities included changes in Hertz Holdings' investments in Herc. Transfers of cash to and from Hertz Holdings are reflected within financing activities in our consolidated statements of cash flows.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Six Months Ended June 30,
	2017	2016	$ Change
Cash provided by (used in):
Operating activities	$122.6	$208.1	$(85.5)
Investing activities	(99.8)	(73.3)	(26.5)
Financing activities	(35.3)	(104.9)	69.6
Effect of exchange rate changes	0.5	0.5	—
Net change in cash and cash equivalents	$(12.0)	$30.4	$(42.4)

Operating Activities

During the six months ended June 30, 2017, we generated $85.5 million less cash from operating activities compared with the same period in 2016. The decrease was primarily related to a $52.1 million increase in interest payments as well as lower operating income resulting from higher information technology and other stand-alone public company costs, including the timing of payments of liabilities during the first half of 2017 as compared to the first half of 2016.

Investing Activities

Cash used in investing activities increased $26.5 million for the six months ended June 30, 2017 as compared to the same period in 2016. Our primary use of cash in investing activities is for the acquisition of revenue earning equipment and non-rental capital expenditures, which increased slightly due to investments in rental equipment as well as investments in information technology and software. We renew our equipment and also manage our fleet of rental equipment in line with customer demand. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities

Cash used in financing activities decreased $69.6 million for the six months ended June 30, 2017 compared to the same period in 2016. Cash used in financing activities during the first half of 2017 primarily represents our changes in debt, which included the redemption of $123.5 million of our Notes, partially funded by the net draw down of $95.7 million on our ABL Credit Facility. Cash used in financing activities in 2016 primarily related to $2.1 billion of financing and transfer activities with Hertz Holdings, which primarily funded our operations prior to the Spin-Off and was settled using total proceeds of $2.0 billion, net of issuance costs, from our Notes and ABL Credit Facility.

Capital Expenditures

Our capital expenditures relate largely to purchases of revenue earning equipment, with the remaining portion representing purchases of other property and equipment. The table below sets forth the capital expenditures related to our revenue earning equipment and related disposals for the periods noted (in millions).

	Six Months Ended June 30,
	2017	2016
Revenue earning equipment expenditures	$160.8	$142.5
Disposals of revenue earning equipment	(88.6)	(74.2)
Net revenue earning equipment expenditures	$72.2	$68.3
Net capital expenditures for revenue earning equipment increased $3.9 million during the six months ended June 30, 2017 compared to the same period in 2016. During the 2017 period, we purchased more revenue earning equipment as part of our fleet mix transformation out of large earthmoving equipment and into more compact earthmoving equipment, which resulted in both higher expenditures and disposals during the period.
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

As of June 30, 2017, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$720.5	$720.5

In addition, as of June 30, 2017, the Company's subsidiary in China had uncommitted credit facilities of which $9.5 million was unutilized.

With respect to the ABL Credit Facility, we refer to "Remaining Capacity" as the maximum principal amount of debt permitted to be outstanding under the ABL Credit Facility (i.e., the amount of debt we could borrow assuming we possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under the facility. We refer to "Availability Under Borrowing Base Limitation" as the lower of Remaining Capacity or the Borrowing Base less the principal amount of debt then-outstanding under the facility (i.e., the amount of debt we could borrow given the collateral we possess at such time).

As of June 30, 2017, the ABL Credit Facility had $225.5 million available under the letter of credit facility sublimit, subject to borrowing base restrictions. As of June 30, 2017, $24.5 million of stand by letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon.

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

Under the terms of our ABL Credit Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. We are in compliance with our covenants as of June 30, 2017.

At June 30, 2017, Herc Holdings' balance sheet was substantially identical to that of Herc, the borrower, with the exception of the components of shareholders equity. For the three and six months ended June 30, 2017, the statement of operations of Herc Holdings and Herc were identical. For the three and six months ended June 30, 2016, the statement of operations of Herc Holdings was substantially identical to that of Herc except for approximately $1.3 million and $3.8 million, respectively, of interest expense to Hertz Holdings that is included in Herc Holdings' statement of operations, but is not included in Herc's statement of operations.

For further information on the terms of our Notes, ABL Credit Facility and China Revolving Facilities, see Note 5, "Debt" to the notes to our condensed consolidated financial statements included in this Report. Additional information on the terms of our Notes and ABL Credit Facility is also included in Note 8, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the period ended December 31, 2016. For a

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2017, there have been no material changes outside of the ordinary course of business to our known contractual obligations as set forth in the Contractual Obligations table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the period ended December 31, 2016.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

There have been no material changes to our indemnification obligations as disclosed in Note 14, “Commitments and Contingencies” in our Annual Report on Form 10-K for the period ended December 31, 2016.

The information concerning the ongoing securities litigation, governmental investigations and other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 10, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included in this Report is incorporated herein by reference.

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

additional material weaknesses as we continue to assess our processes and controls as a stand-alone company with lower levels of materiality; such material weaknesses could result in a material misstatement of our consolidated financial statements that would not be prevented or detected; we receive certain transition services from New Hertz pursuant to the transition services agreement covering information technology services and other areas, which impact our control environment and, therefore, our internal control over financial reporting; we continue to expend significant costs and devote management time and attention and other resources to matters related to our internal control over financial reporting and our material weaknesses and Hertz Holdings' restatement could adversely affect our ability to execute our strategic plan; our efforts to design and implement an effective control environment may not be sufficient to remediate the material weaknesses or prevent future material weaknesses; our material weaknesses and Hertz Holdings' restatement could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows, including as a result of events of default under the agreements governing our indebtedness and/or government investigations, regulatory inquiries and private actions; we may experience difficulties implementing new information technology systems, including the migration of systems from New Hertz; we could experience disruptions to our control environment in connection with the relocation of our Shared Services Center, including as a result of the failure to retain key employees who possess specific knowledge or expertise necessary for the timely preparation of our financial statements; and Hertz Holdings' restatement has resulted in government investigations, books and records demands, and private litigation and could result in government enforcement actions and private litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows;

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

•	Business risks could have a material adverse effect on our business, results of operations, financial condition and/or liquidity, including:

•	the cyclicality of our business, a slowdown in economic conditions or adverse changes in the economic factors specific to the industries in which we operate, in particular industrial and construction;

•
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

•
we may experience difficulties, delays and/or significant costs from a number of IT systems projects, including the migration of our financial system from the New Hertz system to a stand-alone system and the movement of our point of sale system from the New Hertz system to our own, each of which will continue to require significant investment of human and financial resources;

•	we may have difficulty obtaining the resources that we need to operate, or our costs to do so could increase significantly;

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	intense competition in the industry, including from our own suppliers, that may lead to downward pricing or an inability to increase prices;

•	any occurrence that disrupts rental activity during our peak periods given the seasonality of the business, especially in the construction industry;

•
doing business in foreign countries exposes us to additional risks, including under laws and regulations that may conflict with U.S. laws and those under anticorruption, competition, economic sanctions and anti-boycott regulations;

•
our success as an independent company will depend on our new senior management team, the ability of other new employees to learn their new roles, and our ability to attract and retain key management and other key personnel;

•	some or all of our deferred tax assets could expire if we experience an “ownership change” as defined in the Internal Revenue Code;

•
changes in the legal and regulatory environment that affect our operations, including with respect to taxes, consumer rights, privacy, data security and employment matters, could disrupt our business and increase our expenses;

•	an impairment of our goodwill or our indefinite lived intangible assets could have a material non-cash adverse impact;

•
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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, due to the identification of material weaknesses in our internal control over financial reporting previously identified and reported in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and the rules promulgated thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As reported in our 2016 Form 10-K, we did not maintain effective internal control over financial reporting as of December 31, 2016 as a result of material weaknesses in the Control Environment, Risk Assessment and Monitoring areas which continue to exist as of June 30, 2017. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to Item 9A in our 2016 Form 10-K for a description of our material weaknesses and remediation efforts undertaken by management.

Remediation Efforts and Status of Previously Reported Material Weaknesses

Our material weaknesses were not remediated at June 30, 2017, however, our remediation efforts were ongoing during the six months ended June 30, 2017. Our Board of Directors and management take internal controls over financial reporting and the integrity of the Company’s financial statements seriously and believe that the steps described below are essential to implementing strong and effective internal control over financial reporting and a strong internal control environment.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES (continued)

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
The following steps are among the measures implemented by the Company in addition to the remediation efforts described in Item 9A in our 2016 Form 10-K:

•
We are continuing efforts to improve our complement of personnel with the requisite skillsets in certain areas integral to financial reporting. Two key accounting positions, Controller and Chief Accounting Officer and Assistant Controller, have been filled or replaced by the Company and four additional accounting supervisors have been hired during the six months ended June 30, 2017.

•
We have established a task force and assigned a working group to each of the material weaknesses. These groups are focused on improving the design and operating effectiveness of the controls and include members of senior management to strengthen accountability and prioritization of corrective actions.

We are continuing the process of developing, implementing and testing processes and procedures, and will continue to devote significant time and attention to the remediation of our material weaknesses. As we continue to evaluate and implement improvements to our internal control over financial reporting, our management may decide to take additional measures to address our control deficiencies or to modify the remediation efforts undertaken. Because the reliability of the internal control process requires repeatable execution, our material weaknesses cannot be considered fully remediated until all remedial processes and procedures (including additional remediation efforts identified by our senior management as necessary) have been implemented, each applicable control has operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. Until all identified material weaknesses are remediated, we will not be able to assert that our internal controls are effective. Further, management may identify other material weaknesses in our internal control over financial reporting during this process.

Changes in Internal Control over Financial Reporting

In April 2017, we implemented a financial reporting and consolidation application in our information technology environment and we expect to terminate corresponding transition services with New Hertz in the third quarter of 2017. There were no additional changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 10, "Commitments and Contingencies" to the notes to our condensed consolidated financial statements in Part I, Item 1 "Financial Statements" of this Report.

ITEM 1A.    RISK FACTORS

There have been no material changes to the Company's risk factors from those previously disclosed under Part I, Item 1A, " Risk Factors" in our Annual Report on Form 10-K for the period ended December 31, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, the Board approved a $1 billion share repurchase program (the "share repurchase program"). There were no share repurchases in the three months ended June 30, 2017. As of June 30, 2017, the approximate dollar value that remains available for purchases under the 2014 share repurchase program is $395.9 million. The program does not obligate us to make any repurchases at any specific time or in any specific situation. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. For more information on the share repurchase program, see Note 18, "Equity and Earnings (Loss) Per Share" to our condensed consolidated financial statements in Part II, Item 8 "Financial Statements" in our Annual Report on Form 10-K for the period ended December 31, 2016.

ITEM 5.    OTHER INFORMATION

In August 2017, Herc executed a purchase and sale agreement (“PSA”) for a sale-leaseback transaction relating to 44 of its properties located in the U.S. for anticipated gross proceeds of approximately $123.5 million. The PSA provides for a due diligence period during which the purchaser may exclude properties from the transaction, subject to certain conditions and within specified limits. The lease agreement to be entered into at closing will have an initial term of 20 years, subject to extension, at Herc’s option, for up to five additional periods of five years each. The transaction is expected to close by the end of the third quarter of 2017, subject to customary closing conditions. The sale of the properties is not expected to qualify for sale-leaseback accounting and the book value of the buildings and land will remain on the Company’s consolidated balance sheet.
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

Date:	August 8, 2017	HERC HOLDINGS INC. (Registrant)
		By:	/s/ BARBARA L. BRASIER
Barbara L. Brasier Senior Vice President and Chief Financial Officer

HERC HOLDINGS INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
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

3.2
Amended and Restated By-Laws of Herc Holdings, effective June 30, 2016 (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

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