Form 10-Q
period 2017-09-30
HERC HOLDINGS INC
filed 2017-11-08
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 3, 2017
Common Stock, par value $0.01 per share	28,370,805

HERC HOLDINGS INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Cash and cash equivalents	$19.1	$24.0
Restricted cash and cash equivalents	7.1	7.0
Receivables, net of allowances of $31.8 and $24.9, respectively	347.9	293.3
Taxes receivable	4.4	7.4
Inventory	26.7	24.1
Prepaid and other current assets	19.2	15.9
Total current assets	424.4	371.7
Revenue earning equipment, net	2,465.5	2,390.0
Property and equipment, net	287.3	272.0
Intangible assets, net	284.4	303.9
Goodwill	91.1	91.0
Other long-term assets	36.2	34.7
Total assets	$3,588.9	$3,463.3
LIABILITIES AND EQUITY
Current maturities of long-term debt	$17.2	$15.7
Accounts payable	246.3	139.0
Accrued liabilities	105.6	78.2
Taxes payable	18.6	10.0
Total current liabilities	387.7	242.9
Long-term debt, net	2,212.3	2,178.6
Deferred taxes	661.8	692.1
Other long-term liabilities	38.3	32.0
Total liabilities	3,300.1	3,145.6
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 31.1 and 31.0 shares issued and 28.3 and 28.3 shares outstanding	0.3	0.3
Additional paid-in capital	1,758.1	1,753.3
Accumulated deficit	(679.2)	(625.2)
Accumulated other comprehensive loss	(98.4)	(118.7)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	288.8	317.7
Total liabilities and equity	$3,588.9	$3,463.3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Equipment rentals	$413.1	$360.3	$1,084.5	$996.0
Sales of revenue earning equipment	27.7	24.9	128.5	94.0
Sales of new equipment, parts and supplies	13.9	15.7	40.3	50.9
Service and other revenues	2.9	2.7	9.5	8.7
Total revenues	457.6	403.6	1,262.8	1,149.6
Expenses:
Direct operating	188.2	169.9	526.2	487.8
Depreciation of revenue earning equipment	96.3	89.1	283.5	255.1
Cost of sales of revenue earning equipment	28.6	27.5	134.9	111.6
Cost of sales of new equipment, parts and supplies	10.8	12.1	30.3	39.2
Selling, general and administrative	84.6	66.8	244.6	203.5
Impairment	—	—	29.3	—
Interest expense, net	32.4	32.3	101.8	52.1
Other expense (income), net	(1.9)	(0.8)	(2.3)	(2.2)
Total expenses	439.0	396.9	1,348.3	1,147.1
Income (loss) before income taxes	18.6	6.7	(85.5)	2.5
Income tax benefit (provision)	(5.8)	(3.7)	31.5	(9.0)
Net income (loss)	$12.8	$3.0	$(54.0)	$(6.5)
Weighted average shares outstanding:
Basic	28.3	28.3	28.3	28.3
Diluted	28.6	28.3	28.3	28.3
Income (loss) per share:
Basic	$0.45	$0.11	$(1.91)	$(0.23)
Diluted	$0.45	$0.11	$(1.91)	$(0.23)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$12.8	$3.0	$(54.0)	$(6.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	12.8	(0.6)	21.5	23.3
Unrealized gains and losses on hedging instruments:
Unrealized gains (losses) on hedging instruments	0.5	—	(0.4)	—
Income tax (provision) benefit related to hedging instruments	(0.2)	—	0.2	—
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	0.2	0.5	1.1	1.4
Pension and postretirement benefit liability adjustments arising during the period	—	—	(2.7)	(7.8)
Income tax (provision) benefit related to defined benefit pension plans	(0.1)	(0.2)	0.6	2.4
Total other comprehensive income (loss)	13.2	(0.3)	20.3	19.3
Total comprehensive income (loss)	$26.0	$2.7	$(33.7)	$12.8

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2016	28.3	$0.3	$1,753.3	$(625.2)	$(118.7)	$(692.0)	$317.7
Net loss	—	—	—	(54.0)	—	—	(54.0)
Other comprehensive income	—	—	—	—	20.3	—	20.3
Stock-based compensation charges	—	—	7.5	—	—	—	7.5
Employee stock purchase plan	—	—	0.7	—	—	—	0.7
Exercise of stock options and other	—	—	0.2	—	—	—	0.2
Net transfers with THC	—	—	(3.6)	—	—	—	(3.6)
September 30, 2017	28.3	$0.3	$1,758.1	$(679.2)	$(98.4)	$(692.0)	$288.8

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(54.0)	$(6.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of revenue earning equipment	283.5	255.1
Depreciation of property and equipment	34.0	29.1
Amortization of intangible assets	3.7	3.8
Amortization of deferred financing costs	4.7	4.2
Stock-based compensation charges	7.5	3.8
Impairment	29.3	—
Provision for receivables allowance	39.4	33.1
Deferred taxes	(31.5)	9.0
Loss on sale of revenue earning equipment	6.4	17.6
Income from joint ventures	(1.3)	(2.1)
Other	2.1	6.5
Changes in assets and liabilities:
Receivables	(98.6)	(49.1)
Inventory, prepaid and other assets	(6.7)	(16.7)
Accounts payable	(3.4)	25.1
Accrued liabilities and other long-term liabilities	22.9	56.3
Taxes receivable and payable	11.9	1.7
Net cash provided by operating activities	249.9	370.9
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(0.1)	3.7
Revenue earning equipment expenditures	(356.3)	(325.7)
Proceeds from disposal of revenue earning equipment	121.6	99.0
Non-rental capital expenditures	(57.1)	(29.2)
Proceeds from disposal of property and equipment	2.8	4.1
Net cash used in investing activities	(289.1)	(248.1)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,235.0
Repayments of long-term debt	(123.5)	—
Proceeds from revolving lines of credit	405.9	1,646.0
Repayments on revolving lines of credit	(238.7)	(794.0)
Principal payments under capital lease obligations	(11.6)	(8.7)
Proceeds from exercise of stock options and other	0.2	10.0
Net settlement on vesting of equity awards	—	(0.5)
Proceeds from employee stock purchase plan	0.7	—
Distribution and net transfers to THC	—	(2,073.5)
Net financing activities with affiliates	—	(67.4)
Payment of debt financing costs	—	(41.5)
Net cash provided by (used in) in financing activities	33.0	(94.6)
Effect of foreign exchange rate changes on cash and cash equivalents	1.3	0.4
Net increase (decrease) in cash and cash equivalents during the period	(4.9)	28.6
Cash and cash equivalents at beginning of period	24.0	24.7
Cash and cash equivalents at end of period	$19.1	$53.3

Supplemental disclosure of cash flow information:
Cash paid for interest	$74.9	$15.2
Cash paid (refunded) for income taxes, net	$(3.1)	$1.1
Supplemental disclosure of non-cash investing activity:
Purchases of revenue earning equipment in accounts payable	$106.7	$119.1
Non-rental capital expenditures in accounts payable	$1.3	$8.8
Supplemental disclosure of non-cash financing activity:
Non-cash settlement of transactions with THC through equity	$3.6	$97.9
Supplemental disclosure of non-cash investing and financing activity:
Equipment acquired through capital lease	$0.3	$20.3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," "the Company" or, as the context requires, "its") is one of the leading equipment rental suppliers with approximately 275 company-operated locations at September 30, 2017, principally in North America. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). Operations are conducted under the Herc Rentals brand in the United States and under the Hertz Equipment Rental brand in Canada and other international locations. The Company has been in the equipment rental business since 1965 and is a full-line equipment rental supplier in key markets, including commercial and residential construction, industrial and manufacturing, civil infrastructure, automotive, government and municipalities, energy, remediation, emergency response, facilities, entertainment and agriculture, as well as refineries and petrochemicals. The equipment rental business is supported by ProSolutionsTM, the Company's industry-specific solutions-based services, and ProContractor, its professional grade tools, commercial vehicles, and pump, power and climate control product offerings.

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

For accounting purposes, due to the relative significance of New Hertz to Hertz Holdings, New Hertz was considered the spinnor or divesting entity in the Spin-Off and Herc Holdings was considered the spinnee or divested entity. As a result, despite the legal form of the transaction, New Hertz was the "accounting successor" to Hertz Holdings. Under the accounting rules, the historical financial information of New Hertz is required to reflect the financial information of Hertz Holdings, as if New Hertz spun off Herc Holdings in the Spin-Off. In contrast, the historical financial information of Herc Holdings, for the first half of 2016 which is included in certain information presented in these condensed consolidated financial statements, reflects the financial information of the equipment rental business and certain parent legal entities of Herc as historically operated as part of Hertz Holdings, as if Herc Holdings was a stand-alone company for such period. The historical financial information of Herc Holdings presented in these condensed consolidated financial statements is not necessarily indicative of what Herc Holdings’ financial position or results of operations actually would have been had Herc Holdings operated as a separate, independent company for all periods presented.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Since the Spin-Off occurred on June 30, 2016, the financial statements included in this Quarterly Report on Form 10-Q (this "Report") represent the carve-out financial results for the first six months of 2016 and the actual results for the three months ended September 30, 2016.

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

Transactions between the Company and THC and its affiliates prior to the Spin-Off are herein referred to as “related party” or “affiliated” transactions. Effective with the Spin-Off on June 30, 2016, all transactions with THC and its affiliates were settled and paid in full. Effective upon the Spin-Off, the Company entered into certain agreements with New Hertz, including a transition services agreement ("TSA"). See Note 15, "Arrangements with New Hertz" for further information.

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

Correction of Errors

The Company revised its condensed consolidated statement of operations for the nine months ended September 30, 2016 to correct the recording of $3.0 million of expense from direct operating expense into selling, general and administrative expense, which did not impact net income. The correction resulted from incorrect mapping of certain expense accounts to the financial statement line items.

During the first quarter of 2017, the Company identified an error related to its classification of certain restricted cash. Accordingly, the Company revised its consolidated balance sheet as of December 31, 2016 to correct the classification of $12.4 million from restricted cash to cash and cash equivalents as the cash was determined to be available for use in general operations. This correction also impacted the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 by increasing cash used in investing activities by $7.6 million and increasing cash and cash equivalents at the beginning and end of the period by $9.0 million and $1.4 million, respectively. The Company will also correct its previously reported financial statements in its future filings. The Company assessed the materiality of the error from qualitative and quantitative perspectives and concluded the adjustments were not material to its previously issued annual and interim financial statements. There was no impact of this error to the condensed consolidated statements of operations, condensed consolidated statements of other comprehensive income (loss) or condensed consolidated statement of equity presented in this Report or for any period.

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

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued guidance that simplifies several areas of employee share-based payment accounting, including: (i) eliminating tracking of tax "windfalls" in a separate pool within additional paid-in capital; instead, excess tax benefits and tax deficiencies are recorded within income tax expense; (ii) eliminating the requirement that excess tax benefits be realized before they can be recognized, which is required to be recorded as an adjustment to opening retained earnings; however, the impact to the Company upon adoption was immaterial; (iii) presentation of excess tax benefits as an operating activity on the statement of cash flows, which had no impact on the Company; (iv) presentation of employee taxes paid directly to a taxing authority when directly withholding shares for tax-withholding purposes as a financing activity on the statement of cash flows, which had no impact as the Company has historically followed this presentation and (v) making a policy election regarding treatment of forfeitures, with respect to which the Company will continue to estimate forfeitures. The Company adopted this guidance on January 1, 2017 in accordance with the effective date. Adoption of this guidance did not impact the Company's consolidated statement of operations.

Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued guidance that amends the hedge accounting recognition and presentation requirements to improve the transparency and understandability of information conveyed to the financial statement users about an entity’s risk management activities. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein; however, early adoption is permitted. The Company adopted this guidance in the third quarter of 2017 using a modified retrospective approach, as required, which did not have a significant impact on its financial position, results of operations or cash flows.

Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance that will replace most existing revenue recognition guidance in U.S. GAAP. The new guidance applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The core principle of the guidance is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The new principles-based revenue recognition model requires an entity to perform five steps in its analysis: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Under the new guidance, performance obligations in a contract will be separately identified, which may impact the timing of recognition

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

of the revenue allocated to each obligation. The measurement of revenue recognized may also be impacted by identification of new performance obligations and other matters, such as collectability and variable consideration. Also, additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The new guidance may be adopted on either a full or modified retrospective basis. As originally issued, the guidance was effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. However in July 2015, the FASB agreed to defer the effective date until annual and interim reporting periods beginning after December 15, 2017.

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

The Company believes the accounting for equipment rental revenue is primarily outside of the scope of the new revenue guidance and will be evaluated under the new lease guidance, which is described further under the heading "Leases" below. The Company's review of its revenue accounting with respect to sales of revenue earning equipment, sales of new equipment, parts and supplies and service and other revenues is ongoing; however, the Company does not believe this guidance will have a significant impact on its financial statements. The Company anticipates adopting the new revenue guidance using the modified retrospective approach, but a final determination on the selected adoption approach has not yet been made. Additionally, the Company is evaluating the disclosure requirements of the new revenue guidance, as well as its impact on the Company's internal control over financial reporting.

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

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued guidance to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt this guidance upon its effective date of January 1, 2018 and is in the process of evaluating the potential impacts of adopting this guidance on its consolidated statements of cash flows.

Statement of Cash Flows: Restricted Cash

In November 2016, the FASB issued guidance requiring restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt this guidance upon its effective date of January 1, 2018 and does not expect the guidance to have a significant impact on its cash flows.

Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued guidance requiring an entity to recognize upon transfer the income tax consequences of an intra-entity transfer of an asset other than inventory, eliminating the current recognition exception. Two common examples of assets included in the scope of this standard are intellectual property and property, plant and equipment. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company plans to adopt this guidance upon its

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

effective date of January 1, 2018 and is in the process of evaluating the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued guidance to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The guidance requires that an entity recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds the reporting unit’s fair value. This guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company plans to adopt the new guidance in the fourth quarter of 2017 when it performs its annual goodwill impairment test as of October 1, 2017. Adoption of the guidance will not impact the Company's financial position, results of operations or cash flows.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs

In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The guidance requires the reporting of the service cost component of the net periodic benefit costs in the same income statement line item as other components of net periodic costs arising from services rendered by an employee during the period, and that non-service-cost components be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The guidance also allows for the capitalization of the service cost components, when applicable. This guidance is effective for annual and interim periods beginning after December 15, 2017. The Company plans to adopt this guidance upon its effective date of January 1, 2018. Adoption of this guidance will not have a significant impact on the Company's results of operations.

Compensation - Stock Compensation

In May 2017, the FASB issued guidance pursuant to which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the updated guidance, a modification is defined as a change in the terms or conditions of a share-based payment award, and an entity should account for the effects of a modification unless all of the following are met:

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

This guidance requires prospective adoption and is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt this guidance upon its effective date of January 1, 2018 and does not expect the guidance to have a significant impact on its financial position, results of operations or cash flows.

Note 3—Revenue Earning Equipment

Revenue earning equipment consists of the following (in millions):

	September 30, 2017	December 31, 2016
Revenue earning equipment	$3,858.1	$3,695.5
Less: Accumulated depreciation	(1,392.6)	(1,305.5)
Revenue earning equipment, net	$2,465.5	$2,390.0

During the second quarter of 2017, the Company deemed certain revenue earning equipment, with a net book value of approximately $3.8 million, to be held for sale and reclassified such equipment to "Prepaid and other current assets" in the condensed consolidated

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

balance sheet. The Company also performed an impairment assessment of revenue earning equipment and recorded a charge of $3.1 million during the nine months ended September 30, 2017.

Note 4—Intangible Asset Impairment

The Company had been in the process of developing a new financial system and point of sale system as part of the separation from New Hertz that was initiated prior to the Spin-Off.  During June 2017, the Company made the decision to discontinue developing these new systems based on the inability to provide the anticipated substantive service potential and significantly higher costs than were originally expected to develop the systems. As a result, the Company recorded an impairment charge of $26.2 million during the nine months ended September 30, 2017.

Note 5—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at September 30, 2017	Weighted Average Stated Interest Rate at September 30, 2017	Fixed or Floating Interest Rate	Maturity	September 30, 2017	December 31, 2016
Senior Secured Second Priority Notes
2022 Notes	7.88%	7.50%	Fixed	2022	$549.0	$610.0
2024 Notes	8.06%	7.75%	Fixed	2024	562.5	625.0
Other Debt
ABL Credit Facility	N/A	2.96%	Floating	2021	1,075.0	910.0
Capital leases	4.01%	N/A	Fixed	2017-2021	57.9	70.3
Other borrowings	N/A	4.79%	Floating	2018	2.1	—
Unamortized Debt Issuance Costs(a)					(17.0)	(21.0)
Total debt					2,229.5	2,194.3
Less: Current maturities of long-term debt					(17.2)	(15.7)
Long-term debt, net					$2,212.3	$2,178.6

(a)
Unamortized debt issuance costs totaling $14.2 million and $17.1 million related to the ABL Credit Facility (as defined below) are included in "Other long-term assets" in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.

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

In March 2017, Herc drew down on its ABL Credit Facility (as defined below) and redeemed $61.0 million in aggregate principal amount of the 2022 Notes and $62.5 million in aggregate principal amount of the 2024 Notes and recorded a $5.8 million loss on the early extinguishment of debt, comprised of a 3% cash premium totaling $3.7 million and a non-cash charge of $2.1 million for the write-off of unamortized debt issuance costs. The loss on early extinguishment of debt is included in "Interest expense, net” in the Company's condensed consolidated statement of operations.

See Note 16, "Subsequent Events" regarding an additional partial redemption of the Notes.

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

Other Borrowings

In June 2017, the Company's subsidiary in China entered into uncommitted credit agreements with a bank for up to the aggregate principal amount of $10.0 million. Interest accrues on the loans drawn under these facilities at a rate of 110% of the prevailing base lending rates published by People's Bank of China and is payable quarterly. As of September 30, 2017, the Company had short-term borrowings under these facilities totaling $2.1 million.

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

Failure to maintain certain levels of liquidity will subject the Herc credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of September 30, 2017, the Company was not subject to the fixed charge coverage ratio test.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The ABL Credit Facility also contains certain affirmative covenants, including financial and other reporting requirements.

Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company under the ABL Credit Facility as of September 30, 2017 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$652.5	$652.5

In addition, as of September 30, 2017, the Company's subsidiary in China had uncommitted credit facilities of which $7.9 million was unutilized.

Letters of Credit

As of September 30, 2017, the ABL Credit Facility had $227.5 million available under the letter of credit facility sublimit, subject to borrowing base restrictions, as $22.5 million of standby letters of credit were issued and outstanding, none of which have been drawn upon.

Note 6—Employee Retirement Benefits

In July 2016, the Company established the Herc Holdings Retirement Plan (the "Plan"). Prior to the Spin-Off, the Company participated in The Hertz Corporation Account Balance Defined Benefit Pension Plan (the "Hertz Plan"). The majority of assets and liabilities attributable to current and former employees of the equipment rental business were transferred from the Hertz Plan to the Plan following the Spin-Off based on a preliminary allocation. The final allocations and transfers were completed in April and August 2017 and were $3.6 million lower than the preliminary allocation, resulting in an increase to the pension liability funded status and a corresponding offset to additional paid-in capital.

The following table sets forth the net periodic pension cost (benefit) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Components of Net Periodic Pension Cost (Benefit):
Interest cost	$1.6	$1.3	$4.6	$4.4
Expected return on plan assets	(1.6)	(1.9)	(4.7)	(5.9)
Net amortizations of actuarial net loss	0.2	0.5	1.1	1.4
Net periodic pension cost (benefit)	$0.2	$(0.1)	$1.0	$(0.1)

Note 7—Stock-Based Compensation

During the three months ended September 30, 2017, under the Herc Holdings Inc. 2008 Omnibus Incentive Plan (the "Omnibus Plan"), the Company granted 20,385 restricted stock units ("RSUs") and 4,587 performance stock units ("PSUs") at a weighted average grant date fair value of $43.72 per unit.

A summary of the total compensation expense and associated income tax benefits recognized under the Omnibus Plan are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Compensation expense	$3.0	$1.1	$7.5	$3.8
Income tax benefit	(1.1)	(0.4)	(2.9)	(1.5)
Total	$1.9	$0.7	$4.6	$2.3

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Stock-based compensation expense includes expense attributable to the Company based on the terms of the awards granted under the Omnibus Plan to the participants in the Omnibus Plan. Additionally, during the nine months ended September 30, 2016, stock-based compensation expense includes an allocation of THC's corporate and shared functional employee expenses of $2.0 million on a pre-tax basis.

As of September 30, 2017, there was $20.1 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted under the Omnibus Plan. The total unrecognized compensation cost is expected to be recognized over the remaining 2.0 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Employee Stock Purchase Plan

In connection with the Spin-Off, Herc Holdings inherited the Hertz Global Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"). At the date of the Spin-Off, the ESPP had been suspended; however, the Company reinstated the ESPP on January 1, 2017, which was amended and restated as the Herc Holdings Inc. Employee Stock Purchase Plan.

The ESPP enables eligible employees to purchase the Company's common stock at a price per share equal to 85% of the fair market value of a share at the acquisition date. Payment for shares is made through payroll deductions based on a predetermined contribution amount established by the individual employee. During the three and nine months ended September 30, 2017, the Company recognized compensation expense of $0.1 million and $0.3 million, respectively, related to the ESPP.

Note 8—Income Taxes

Income tax provision of $5.8 million for the third quarter of 2017 was primarily driven by pre-tax income and non-deductible expenses and valuation allowances recorded on losses generated by foreign loss jurisdictions. Income tax benefit of $31.5 million for the nine months ended September 30, 2017 was primarily driven by pre-tax losses, partially offset by non-deductible expenses and valuation allowances recorded on losses generated by foreign loss jurisdictions.

Income tax provision of $3.7 million in the third quarter of 2016 was primarily driven by certain nondeductible charges within the quarter. Income tax provision of $9.0 million for the nine months ended September 30, 2016 was primarily due to $6.4 million of tax expense related to state taxes incurred as a result of the Spin-Off. The effective tax rate for the 2017 fiscal year is expected to be approximately 37%.

In connection with the Spin-Off, net operating loss carryforwards were split between the Company and New Hertz pursuant to the Internal Revenue Code and regulations. While not expected to be significant, the split of net operating loss carryforwards may be further adjusted as income tax returns are finalized through 2017.

Note 9—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the nine months ended September 30, 2017 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Unrealized Losses on Hedging Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(14.6)	$—	$(104.1)	$(118.7)
Other comprehensive income (loss) before reclassification	(1.7)	(0.2)	21.5	19.6
Amounts reclassified from accumulated other comprehensive loss	0.7	—	—	0.7
Net current period other comprehensive income (loss)	(1.0)	(0.2)	21.5	20.3
Balance at September 30, 2017	$(15.6)	$(0.2)	$(82.6)	$(98.4)

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Amounts reclassified from accumulated other comprehensive income (loss) to net income (loss) were as follows (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Pension and other postretirement benefit plans	Statement of Operations Caption	2017	2016	2017	2016
Amortization of actuarial losses	Selling, general and administrative	$0.2	$0.5	$1.1	$1.4
Tax benefit	Income tax benefit	—	(0.2)	(0.4)	(0.5)
Total reclassifications for the period		$0.2	$0.3	$0.7	$0.9

Note 10—Commitments and Contingencies

Legal Proceedings

From time to time the Company is a party to various legal proceedings. Summarized below are the most significant legal proceedings to which the Company is a party.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a putative shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Hertz Holdings made material misrepresentations and/or omission of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The complaint sought unspecified monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings moved to dismiss the amended complaint. In October 2014, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing the plaintiff to amend the complaint a second time. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, Hertz Holdings moved to dismiss the second amended complaint. In July 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing plaintiff to file a third amended complaint. In August 2015, plaintiff filed a third amended complaint which included additional allegations, named additional then-current and former officers as defendants and expanded the putative class period to extend from February 14, 2013 to July 16, 2015. In November 2015, Hertz Holdings moved to dismiss the third amended complaint. The plaintiff then sought leave to add a new plaintiff because of challenges to the standing of the first plaintiff. The court granted plaintiff leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint with prejudice on March 24, 2016. In April 2017, the court granted Hertz Holdings' and the individual defendants' motions to dismiss and dismissed the action with prejudice. In May 2017, plaintiff filed a notice of appeal and, in October 2017, the U.S. Court of Appeals for the Third Circuit issued a briefing schedule. The plaintiff/appellant's initial brief is due in November 2017 and briefing is scheduled to conclude in January 2018.

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

Environmental

The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. The probable expenses that the Company expects to incur for such matters have been accrued, and those expenses are reflected in the Company's consolidated financial statements. As of September 30, 2017 and December 31, 2016, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" were $0.1 million and $0.2 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which the Company ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as the Company's connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

Interest Rate Swap Arrangement

The Company entered into a three-year LIBOR-based interest rate swap arrangement on a portion of its outstanding ABL Credit Facility. The aggregate amount of the swap is equal to a portion of the U.S. dollar principal amount of the ABL Credit Facility and the payment dates of the swap coincide with the interest payment dates of the ABL Credit Facility. The swap contract provides for the Company to pay a fixed interest rate and receive a floating rate. The variable interest rate resets monthly. The swap has been accounted for as cash flow hedge of a portion of the ABL Credit Facility.

The following table summarizes the outstanding interest rate swap arrangement as of September 30, 2017 (dollars in millions):

	Aggregate Notional Amount	Receive Rate	Receive Rate as of September 30, 2017	Pay Rate
ABL Credit Facility	$350.0	1 month LIBOR + 1.75%	3.0%	3.5%

The following table summarizes the estimated fair value of the Company's financial instruments (in millions):

	Fair Value of Financial Instruments
	Prepaid & Other Current Assets		Accrued Liabilities
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives Designated as Hedging Instruments
Interest rate swap	$—	$—	$0.4	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	$—	$0.1	$—	$—

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

	Loss Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	$(0.4)	$(2.6)	$(4.0)	$(2.7)

Note 12—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

Cash Equivalents

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at September 30, 2017 or December 31, 2016.

Financial Instruments

The fair value of the Company's financial instruments as of September 30, 2017 and December 31, 2016 are shown in Note 11, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	September 30, 2017		December 31, 2016
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Debt	$2,246.5	$2,334.1	$2,215.3	$2,275.5

Note 13—Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following table sets forth the computation of basic and diluted income (loss) per share (in millions, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic and diluted income (loss) per share:
Numerator:
Net income (loss), basic and diluted	$12.8	$3.0	$(54.0)	$(6.5)
Denominator:
Basic weighted average common shares	28.3	28.3	28.3	28.3
Stock options, RSUs and PSUs	0.3	—	—	—
Weighted average shares used to calculate diluted loss per share	28.6	28.3	28.3	28.3
Income (loss) per share:
Basic	$0.45	$0.11	$(1.91)	$(0.23)
Diluted	$0.45	$0.11	$(1.91)	$(0.23)
Antidilutive stock options, RSUs and PSUs	0.4	0.3	0.7	0.2

Note 14—Related Party Transactions

Transactions between the Company and THC and its affiliates prior to the Spin-Off are herein referred to as "related party" or "affiliated" transactions. Effective with the Spin-Off on June 30, 2016, all transactions with THC and its affiliates were settled and paid in full. Effective upon the Spin-Off, the Company entered into, among other things, a transition services agreement with New Hertz. See Note 15, "Arrangements with New Hertz" for further information.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Costs incurred and allocated by THC that were included in the condensed consolidated statements of operations are shown in the following table (in millions). No costs were allocated by THC after the Spin-Off occurred on June 30, 2016.

Nine Months Ended September 30,
2016
Direct operating	$0.6
Selling, general and administrative	18.0
Total allocated expenses	$18.6

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

Pursuant to the Icahn Agreements, the Icahn Designees were appointed to the Company’s board of directors effective June 30, 2016. Pursuant to the Icahn Agreements, so long as an Icahn Designee is a member of the board of directors, the board of directors will not be expanded beyond its current size of 11 members without approval from the Icahn Designees then on the board of directors. In addition, pursuant to the Icahn Agreements, subject to certain restrictions and requirements, the Icahn Group will have certain replacement rights in the event an Icahn Designee resigns or is otherwise unable to serve as a director (other than as a result of not being nominated by the Company for an annual meeting).

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

Transition Services Agreement

The Company entered into a TSA pursuant to which New Hertz or its affiliates provide specified services to the Company on a transitional basis to help ensure an orderly transition following the Spin-Off. The TSA generally provides for a term of up to two years following the Spin-Off, though the recipient of the services may elect to terminate a service at any time upon advance written notice. During the three and nine months ended September 30, 2017, the Company incurred expenses of $4.2 million and $14.3 million, respectively, under the TSA which is included in "Direct operating" and "Selling, general and administrative" expenses in the Company's condensed consolidated statements of operations. During the three and nine months ended September 30, 2016, the Company incurred $5.6 million under the TSA.

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

Note 16—Subsequent Events

Sale-leaseback Transaction

On October 10, 2017, Herc consummated a sale-leaseback transaction pursuant to which it sold 42 of its properties located in the U.S. for gross proceeds of approximately $119.5 million, and entered into a master lease agreement pursuant to which it will continue operations at those properties as a tenant. The lease agreement has an initial term of 20 years, subject to extension, at Herc's option, for up to five additional periods of five years each. The sale of the properties does not qualify for sale-leaseback

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

accounting. Therefore, the book value of the buildings and land will remain on the Company’s condensed consolidated balance sheet.
Notes Redemption

On October 20, 2017, pursuant to the terms of the supplemental indentures governing the Notes, for the redemption period from June 1, 2017 to May 31, 2018, Herc redeemed $61.0 million in aggregate principal amount of the 2022 Notes and $62.5 million in aggregate principal amount of the 2024 Notes at a redemption price of 103% of the aggregate principal amount plus accrued and unpaid interest thereon, if any, to, but not including, the date of redemption. Herc drew down on its ABL Credit Facility to fund the redemption.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Equipment rentals	$413.1	$360.3	$52.8	14.7%	$1,084.5	$996.0	$88.5	8.9%
Sales of revenue earning equipment	27.7	24.9	2.8	11.2	128.5	94.0	34.5	36.7
Sales of new equipment, parts and supplies	13.9	15.7	(1.8)	(11.5)	40.3	50.9	(10.6)	(20.8)
Service and other revenues	2.9	2.7	0.2	7.4	9.5	8.7	0.8	9.2
Total revenues	457.6	403.6	54.0	13.4	1,262.8	1,149.6	113.2	9.8
Direct operating	188.2	169.9	18.3	10.8	526.2	487.8	38.4	7.9
Depreciation of revenue earning equipment	96.3	89.1	7.2	8.1	283.5	255.1	28.4	11.1
Cost of sales of revenue earning equipment	28.6	27.5	1.1	4.0	134.9	111.6	23.3	20.9
Cost of sales of new equipment, parts and supplies	10.8	12.1	(1.3)	(10.7)	30.3	39.2	(8.9)	(22.7)
Selling, general and administrative	84.6	66.8	17.8	26.6	244.6	203.5	41.1	20.2
Impairment	—	—	—	—	29.3	—	29.3	NM
Interest expense, net	32.4	32.3	0.1	0.3	101.8	52.1	49.7	95.4
Other expense (income), net	(1.9)	(0.8)	(1.1)	NM	(2.3)	(2.2)	(0.1)	4.5
Income (loss) before income taxes	18.6	6.7	11.9	NM	(85.5)	2.5	(88.0)	NM
Income tax benefit (provision)	(5.8)	(3.7)	(2.1)	56.8	31.5	(9.0)	40.5	NM
Net income (loss)	$12.8	$3.0	$9.8	NM	$(54.0)	$(6.5)	$(47.5)	NM
NM - Not Meaningful

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Equipment rental revenues increased $52.8 million, or 14.7%, in the three months ended September 30, 2017 when compared with the prior-year period. The increase was attributable to a higher level of revenue earning equipment on rent resulting from diversifying and growing our customer base through increases in our ProSolutionsTM and ProContractor product offerings. Additionally, pricing increased by 1.7% during the third quarter of 2017 as compared to the third quarter of 2016.

Sales of revenue earning equipment increased $2.8 million, or 11.2%, during the third quarter of 2017 as compared to the prior-year period. During the third quarter of 2017, the level of revenue earning equipment sold increased compared to the same period in 2016 as part of our strategy to shift the mix of our fleet. The corresponding cost of sales of revenue earning equipment as a percentage of the related revenue was 103.2% in the third quarter of 2017 compared to 110.4% in the third quarter of 2016. The improvement in margin is due to a reduction in the volume of sales made through the lower-margin auction channel and a shift toward the wholesale channel.

Sales of new equipment, parts and supplies decreased $1.8 million, or 11.5%, during the third quarter of 2017 when compared with the prior-year period. This decrease was driven by our implementation of changes to de-emphasize new equipment sales programs. The cost of sales of new equipment, parts and supplies as a percentage of the related revenue was 77.7% for the third quarter of 2017 compared to 77.1% for the third quarter of 2016. The increase was due to the mix of the new equipment sold.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Direct operating expenses increased $18.3 million, or 10.8%, in the third quarter of 2017 when compared to the third quarter of 2016 primarily due to the following:

•
Fleet and related expenses increased $11.0 million primarily as a result of higher delivery, freight and maintenance expense of $10.4 million due to an increase in deliveries associated with higher equipment rental revenues.

•
Personnel-related expenses increased $5.2 million as a result of an increase in salary expense primarily associated with continued investment in branch management to drive operational improvements and investments in branch operating personnel to support revenue growth.

•
Other direct operating costs increased $2.1 million primarily due to higher depreciation of $1.4 million resulting from the addition of new service vehicles and higher facilities expense of $1.2 million related to new locations.

Depreciation of revenue earning equipment increased $7.2 million, or 8.1%, in the third quarter of 2017 when compared with the same period in 2016. The increase was due to a larger fleet size in the third quarter of 2017 as compared to the same period in 2016 and an increase of $3.9 million due to the impact of the 2016 reduction in residual values and the planned holding period of certain classes of equipment.

Selling, general and administrative expenses increased $17.8 million, or 26.6%, in the third quarter of 2017 compared to the prior-year period. The increase is primarily due to a $6.2 million increase in provision for bad debt attributable to higher revenue and levels of receivables, a $4.8 million increase for additional sales personnel and related commissions to drive revenue growth, and higher information technology costs related to the Spin-Off of $4.0 million.

Income tax provision was $5.8 million for the three months ended September 30, 2017 compared to $3.7 million for the same period in 2016. Income tax provision in 2017 was primarily driven by pre-tax income, partially offset by non-deductible expenses and valuation allowances recorded on losses generated by foreign loss jurisdictions. Income tax provision in the comparable period of 2016 was primarily driven by certain nondeductible charges within the quarter.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Equipment rental revenues increased $88.5 million, or 8.9%, during the nine months ended September 30, 2017 when compared with the prior-year period. The increase was attributable to a higher level of revenue earning equipment on rent resulting from higher demand from existing customers as well as diversifying and growing our customer base through increases in our ProSolutionsTM and ProContractor product offerings. Additionally, pricing increased by 1.4% during the nine months ended September 30, 2017 as compared to the same period in 2016.

Sales of revenue earning equipment increased $34.5 million, or 36.7%, during the nine months ended September 30, 2017 when compared to the prior-year period. During 2017, the level of revenue earning equipment sold increased as part of our strategy to shift the mix of our fleet as well as higher sales due to the rotation of our revenue earning equipment based on normal holding periods. The corresponding cost of sales of revenue earning equipment as a percentage of the related revenue was 105.0% in 2017 compared to 118.7% in 2016. Losses on the sale of revenue earning equipment decreased in 2017 as the volume of sales made through the lower-margin auction channel was reduced and shifted toward the wholesale channel. The loss on sale of revenue earning equipment in 2016 was primarily due to the higher level of sales through the auction channel of equipment used in the upstream oil and gas markets and equipment manufactured by certain suppliers as we reduced the number of brands of equipment we carry in our fleet.

Sales of new equipment, parts and supplies decreased $10.6 million, or 20.8%, during the nine months ended September 30, 2017 when compared with the prior-year period. This decrease was driven by our implementation of changes to de-emphasize new equipment sales programs, including the elimination of certain equipment dealerships. The cost of sales of new equipment, parts and supplies as a percentage of the related revenue was 75.2% for the nine months ended September 30, 2017 compared to 77.0% for the same period of 2016. The decrease was due to the mix of the new equipment sold.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Direct operating expenses increased $38.4 million, or 7.9%, in the nine months ended September 30, 2017 when compared to the prior-year period primarily due to the following:

•
Fleet and related expenses increased $18.4 million primarily as a result of higher delivery and freight expense of $12.9 million mainly due to an increase in deliveries associated with higher equipment rental revenues. Additionally, fuel expense increased by $4.1 million driven by higher gas prices and sales volume during the nine months ended September 30, 2017 as compared to the prior-year period.

•
Personnel-related expenses increased $14.9 million as a result of an increase in salary expense of $12.9 million primarily associated with continued investment in branch management to drive operational improvements and investments in branch operating personnel to support revenue growth. Additionally, there was an increase in benefits expense of $1.5 million primarily due to higher healthcare insurance costs as a stand-alone company.

•
Other direct operating costs increased $5.1 million primarily due to increased depreciation of $5.1 million related to the increase in service vehicles and higher facilities expense of $4.4 million due to new locations. These increases were partially offset by a decrease in restructuring expense of $2.4 million resulting from charges taken for several location closures during 2015 and 2016.

Depreciation of revenue earning equipment increased $28.4 million, or 11.1%, during the nine months ended September 30, 2017 when compared with the prior-year period. The increase was due to a larger fleet size in the nine months ended September 30, 2017 as compared to the same period in 2016 and an increase of $16.3 million due to the impact of the 2016 reduction in residual values and the planned holding period of certain classes of equipment.

Selling, general and administrative expenses increased $41.1 million, or 20.2%, during the nine months ended September 30, 2017 compared to the prior-year period. The increase is primarily due to higher stand-alone public company costs during the first half of 2017 and information technology costs related to the Spin-Off of $21.4 million, a $10.9 million increase for additional sales personnel and related commissions to drive revenue growth, and an $8.4 million increase in provision for bad debt attributable to higher revenue and levels of receivables.

Impairment charges of $29.3 million were recorded during the nine months ended September 30, 2017. The impairments related to the write-off of intangible assets previously capitalized as part of the development of new financial and point of sale systems of $26.2 million and the impairment of certain revenue earning equipment of $3.1 million that was deemed held for sale at September 30, 2017. See Note 4, "Intangible Asset Impairment" and Note 3, "Revenue Earning Equipment," respectively, to the notes to our condensed consolidated financial statements for further information.

Interest expense, net increased $49.7 million during the nine months ended September 30, 2017 compared to the prior-year period due to interest incurred on the Notes issued in June 2016, a loss on the early extinguishment of 10% of the Notes, and borrowings under the ABL Credit Facility. The increases were partially offset by decreases in interest on the Predecessor ABL Facility and loans from THC and its affiliates, which were settled as part of the Spin-Off in June 2016.

Income tax benefit was $31.5 million for the nine months ended September 30, 2017 compared to an income tax provision of $9.0 million for the same period in 2016. The income tax benefit during the nine months ended September 30, 2017 was primarily driven by pre-tax losses, partially offset by non-deductible expenses and valuation allowances recorded on losses generated by foreign loss jurisdictions. Income tax provision in the comparable period of 2016 was primarily driven by $6.4 million of tax expense related to state taxes incurred as a result of the Spin-Off. The effective tax rate for the 2017 fiscal year is expected to be approximately 37%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations and servicing of debt. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of September 30, 2017, we had approximately $2.2 billion of total nominal indebtedness outstanding. We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our liquidity as of September 30, 2017 consisted of cash and cash equivalents and unused commitments under our ABL Credit Facility. See "Borrowing Capacity and Availability" below. Our practice is to maintain sufficient liquidity through cash from operations and our ABL Credit Facility, to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility, will be adequate to permit us to meet our obligations over the next twelve months.

On October 10, 2017, Herc consummated a sale-leaseback transaction pursuant to which it sold 42 of its properties located in the U.S. for gross proceeds of approximately $119.5 million, and entered into a master lease agreement pursuant to which it will continue operations at those properties as a tenant. The lease agreement has an initial term of 20 years, subject to extension, at Herc's option, for up to five additional periods of five years each. The sale of the properties does not qualify for sale-leaseback accounting. Therefore, the book value of the buildings and land will remain on the Company’s condensed consolidated balance sheet.

On October 20, 2017, pursuant to the terms of the supplemental indentures governing the Notes, for the redemption period from June 1, 2017 to May 31, 2018, Herc redeemed $61.0 million in aggregate principal amount of the 2022 Notes and $62.5 million in aggregate principal amount of the 2024 Notes at a redemption price of 103% of the aggregate principal amount plus accrued and unpaid interest thereon, if any, to, but not including, the date of redemption. Herc drew down on its ABL Credit Facility to fund the redemption.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

Prior to the Spin-Off in 2016, as a subsidiary of Hertz Holdings, Herc's cash was swept regularly by Hertz Holdings at its discretion. Hertz Holdings also funded Herc's operating and investing activities as needed. Cash flows related to first half 2016 financing activities included changes in Hertz Holdings' investments in Herc. Transfers of cash to and from Hertz Holdings in the first half of 2016 are reflected within financing activities in our consolidated statements of cash flows.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Nine Months Ended September 30,
	2017	2016	$ Change
Cash provided by (used in):
Operating activities	$249.9	$370.9	$(121.0)
Investing activities	(289.1)	(248.1)	(41.0)
Financing activities	33.0	(94.6)	127.6
Effect of exchange rate changes	1.3	0.4	0.9
Net change in cash and cash equivalents	$(4.9)	$28.6	$(33.5)

Operating Activities

During the nine months ended September 30, 2017, we generated $121.0 million less cash from operating activities compared with the same period in 2016. The decrease was primarily related to a $59.7 million increase in interest payments as well as lower operating income resulting from higher information technology and other stand-alone public company costs, including the timing of collections of accounts receivable and payments of liabilities during the nine months ended September 30, 2017 as compared to the same period in 2016.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Investing Activities

Cash used in investing activities increased $41.0 million for the nine months ended September 30, 2017 as compared to the same period in 2016. Our primary use of cash in investing activities is for the acquisition of revenue earning equipment and non-rental capital expenditures, which increased primarily due to investments in our information technology, service vehicles and facilities as well as investments in rental earning equipment. We renew our equipment and manage our fleet of rental equipment in line with customer demand. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities

Cash flows from financing activities increased $127.6 million for the nine months ended September 30, 2017 as compared to the same period in 2016. Cash flows from financing activities during the nine months ended September 30, 2017 primarily represents our changes in debt, which included the net draw down of $167.2 million on our revolving lines of credit, partially offset by the redemption of $123.5 million of our Notes. Cash used in financing activities in 2016 mainly related to $2.1 billion of financing and transfer activities with Hertz Holdings, which primarily funded our operations prior to the Spin-Off and was settled using total proceeds of $2.0 billion, net of issuance costs, from our Notes and ABL Credit Facility.

Capital Expenditures

Our capital expenditures relate largely to purchases of revenue earning equipment, with the remaining portion representing purchases of property, equipment and information technology. The table below sets forth the capital expenditures related to our revenue earning equipment and related disposals for the periods noted (in millions).

	Nine Months Ended September 30,
	2017	2016
Revenue earning equipment expenditures	$356.3	$325.7
Disposals of revenue earning equipment	(121.6)	(99.0)
Net revenue earning equipment expenditures	$234.7	$226.7
Net capital expenditures for revenue earning equipment increased $8.0 million during the nine months ended September 30, 2017 compared to the same period in 2016. During the 2017 period, we purchased more revenue earning equipment as part of our fleet mix transformation out of large earthmoving equipment and into more compact earthmoving, ProSolutionsTM and ProContractor equipment, which resulted in both higher expenditures and disposals during the period.
In fiscal 2017, we expect our net revenue earning equipment capital expenditures to be in the range of $355 million to $365 million.

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

As of September 30, 2017, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$652.5	$652.5

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In addition, as of September 30, 2017, the Company's subsidiary in China had uncommitted credit facilities of which $7.9 million was unutilized.

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

As of September 30, 2017, the ABL Credit Facility had $227.5 million available under the letter of credit facility sublimit, subject to borrowing base restrictions. As of September 30, 2017, $22.5 million of stand by letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon.

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

Under the terms of our ABL Credit Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. We are in compliance with our covenants as of September 30, 2017.

At September 30, 2017, Herc Holdings' balance sheet was substantially identical to that of Herc, the borrower, with the exception of the components of shareholders equity. For the three and nine months ended September 30, 2017, the statement of operations of Herc Holdings and Herc were identical. For the three and nine months ended September 30, 2016, the statement of operations of Herc Holdings was substantially identical to that of Herc except for approximately $3.8 million, of interest expense to Hertz Holdings that is included in Herc Holdings' statement of operations for the nine months ended September 30, 2016, but is not included in Herc's statement of operations.

For further information on the terms of our Notes, ABL Credit Facility and China credit facilities, see Note 5, "Debt" to the notes to our condensed consolidated financial statements included in this Report. Additional information on the terms of our Notes and ABL Credit Facility is also included in Note 8, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the period ended December 31, 2016. For a discussion of the risks associated with our significant indebtedness, see Part I, Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the period ended December 31, 2016.

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

CONTRACTUAL OBLIGATIONS

As of September 30, 2017, there have been no material changes outside of the ordinary course of business to our known contractual obligations as set forth in the Contractual Obligations table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the period ended December 31, 2016.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of September 30, 2017, there have been no material changes to our indemnification obligations as disclosed in Note 14, “Commitments and Contingencies” in our Annual Report on Form 10-K for the period ended December 31, 2016.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 in Part I under Item 1A “Risk Factors,” including:

•
Risks related to material weaknesses in our internal control over financial reporting and the restatement of financial statements previously issued by Hertz Holdings, including that: we have identified material weaknesses in our internal control over financial reporting that may adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor and lender confidence in us and, as a result, the value of our common stock and our ability to obtain future financing on acceptable terms, and we may identify additional material weaknesses as we continue to assess our processes and controls as a stand-alone company with lower levels of materiality; our efforts to design and implement an effective control environment may not be sufficient to remediate the material weaknesses, or to prevent future material weaknesses; such material weaknesses could result in a material misstatement of our consolidated financial statements that would not be prevented or detected; we receive certain transition services from New Hertz pursuant to the transition services agreement covering information technology services and other areas, which impact our control environment and, therefore, our internal control over financial reporting; we continue to expend significant costs and devote management time and attention and other resources to matters related to our internal control over financial reporting; our material weaknesses and Hertz Holdings' restatement could expose us to additional risks that could materially adversely affect our ability to execute our strategic plan and our financial position, results of operations and cash flows, including as a result of events of default under the agreements governing our indebtedness and/or government investigations, regulatory inquiries and private actions; we may experience difficulties implementing new information technology systems, including the migration of systems from New Hertz; we could experience disruptions to our control environment in connection with the relocation of our Shared Services Center, including as a result of the failure to retain key employees who possess specific knowledge or expertise necessary for the timely preparation of our financial statements; and Hertz Holdings' restatement has resulted in government investigations, books and records demands, and private litigation and could result in government enforcement actions and private

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

•
we may experience significant difficulties, delays and/or significant costs from a number of information technology systems projects, including the movement of our point of sale system from the New Hertz system to our own and the migration of our financial system from the New Hertz system to a stand-alone system, each of which will continue to require significant investment of human and financial resources, and any significant disruption from either migration could materially adversely affect our business, results of operations, financial condition, cash flows, ability to report accurate financial results and our control environment;

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

HERC HOLDINGS INC. AND SUBSIDIARIES

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, due to the identification of material weaknesses in our internal control over financial reporting previously identified and reported in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and the rules promulgated thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As reported in our 2016 Form 10-K, we did not maintain effective internal control over financial reporting as of December 31, 2016 as a result of material weaknesses in the Control Environment, Risk Assessment and Monitoring areas which continue to exist as of September 30, 2017. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to Item 9A in our 2016 Form 10-K for a description of our material weaknesses and remediation efforts undertaken by management.

Remediation Efforts and Status of Previously Reported Material Weaknesses

Our material weaknesses were not remediated at September 30, 2017; however, during the nine months ended September 30, 2017, we have undertaken steps toward remediation of the material weaknesses identified in our internal control over financial reporting. Our Board of Directors and management take internal control over financial reporting and the integrity of the Company’s financial statements seriously and believe that the steps described below are essential to implementing strong and effective internal control over financial reporting and a strong internal control environment.
Our management continues to strengthen our internal control over financial reporting and to remediate the material weaknesses identified in the 2016 Form 10-K, including assessing the additional remediation steps needed and implementing measures to remediate the underlying causes that gave rise to the material weaknesses.
The following steps are among the measures taken by the Company in addition to continuing the remediation efforts described in Item 9A in our 2016 Form 10-K:

•
We are continuing efforts to improve our complement of personnel with the requisite skillsets in certain areas integral to financial reporting. We enhanced the accounting and finance team by increasing the number of roles and hiring additional individuals with appropriate knowledge, skills and experience commensurate with the financial reporting complexities of the organization. Two key accounting positions, Controller and Chief Accounting Officer and Assistant Controller, have been filled or replaced by the Company and other senior accounting personnel have been

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES (continued)

hired during the nine months ended September 30, 2017. Additionally, we reorganized our accounting team and reassigned responsibilities to strengthen the performance and review of processes and to evaluate, implement and maintain enhancements to our internal control over financial reporting.

•
We have provided, and will continue to provide, ongoing training for dedicated resources with assigned responsibility and accountability for financial reporting processes and internal controls. Training has included comprehensive internal controls training and training focused on upgrading the skills of our accounting personnel with respect to the application of U.S. GAAP updates.

•
We have established a task force and assigned a working group to each of the material weaknesses, as appropriate. These groups are focused on improving the design and operating effectiveness of the controls. The groups meet regularly and include members of senior management to strengthen accountability and prioritization of corrective actions.

•
We are continuing our efforts in performing enterprise-wide risk assessment to identify, design, implement and re-evaluate our control activities related to internal control over financial reporting, including monitoring controls related to the design and operating effectiveness of certain control activities.

•
We have been actively engaged in and are continuing the process of designing, developing, implementing and testing processes and procedures, and will continue to devote significant time and attention to the remediation of our material weaknesses.

•
We continue to enhance our risk-based internal audit function, which reports directly to our Audit Committee. It has been staffed with qualified and seasoned professionals through direct hiring and a co-sourcing partnership to augment our internal resources. An enterprise-wide internal audit plan was established which includes operational, financial and compliance audits as well as addressing items that may be raised via the ethics hotline.

•
We are continuing efforts to address the material weakness identified regarding payroll. We have added incremental qualified resources and enhanced our policies and procedures over administering payroll to establish controls that are properly executed, supported by adequate documentation and are independently reviewed and approved.

The Audit Committee of the Board of Directors is monitoring management's ongoing remediation efforts. With the Audit Committee's oversight, management has dedicated significant resources and efforts to improve our internal control environment to remedy the identified material weaknesses. As we continue to evaluate and implement improvements to our internal control over financial reporting, our management may decide to take additional measures to address our control deficiencies or to modify the remediation efforts undertaken. Because the reliability of the internal control process requires repeatable execution, our material weaknesses cannot be considered fully remediated until all remedial processes and procedures (including additional remediation efforts identified by our senior management as necessary) have been implemented, each applicable control has operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. Until all identified material weaknesses are remediated, we will not be able to assert that our internal controls are effective. Further, management may identify other material weaknesses in our internal control over financial reporting during this process.

Changes in Internal Control over Financial Reporting

Except for the changes noted above, there were no additional changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, the Board approved a $1 billion share repurchase program (the "share repurchase program"). There were no share repurchases in the three months ended September 30, 2017. As of September 30, 2017, the approximate dollar value that remains available for purchases under the 2014 share repurchase program is $395.9 million. The program does not obligate us to make any repurchases at any specific time or in any specific situation. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. For more information on the share repurchase program, see Note 18, "Equity and Earnings (Loss) Per Share" to our condensed consolidated financial statements in Part II, Item 8 "Financial Statements" in our Annual Report on Form 10-K for the period ended December 31, 2016.

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

Date:	November 8, 2017	HERC HOLDINGS INC. (Registrant)
		By:	/s/ BARBARA L. BRASIER
Barbara L. Brasier Senior Vice President and Chief Financial Officer