Form 10-Q
period 2018-03-31
HERC HOLDINGS INC
filed 2018-05-09
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 4, 2018, there were 28,422,031 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Cash and cash equivalents	$43.0	$41.5
Receivables, net of allowances of $24.4 and $26.9, respectively	347.0	386.3
Inventory	22.2	23.7
Prepaid and other current assets	24.0	23.0
Total current assets	436.2	474.5
Revenue earning equipment, net	2,435.2	2,374.6
Property and equipment, net	283.1	286.3
Intangible assets, net	286.3	283.9
Goodwill	91.0	91.0
Other long-term assets	42.1	39.4
Total assets	$3,573.9	$3,549.7
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$23.7	$25.4
Accounts payable	266.6	152.0
Accrued liabilities	123.4	113.3
Total current liabilities	413.7	290.7
Long-term debt, net	2,054.7	2,137.1
Financing obligations, net	112.2	112.9
Deferred tax liabilities	456.7	462.8
Other long-term liabilities	36.3	35.8
Total liabilities	3,073.6	3,039.3
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 31.1 and 31.1 shares issued and 28.4 and 28.3 shares outstanding	0.3	0.3
Additional paid-in capital	1,766.6	1,763.1
Accumulated deficit	(472.5)	(462.4)
Accumulated other comprehensive loss	(102.1)	(98.6)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	500.3	510.4
Total liabilities and equity	$3,573.9	$3,549.7

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Equipment rental	$369.1	$320.6
Sales of revenue earning equipment	47.3	54.4
Sales of new equipment, parts and supplies	11.4	11.5
Service and other revenue	3.5	2.9
Total revenues	431.3	389.4
Expenses:
Direct operating	196.0	168.9
Depreciation of revenue earning equipment	93.3	92.9
Cost of sales of revenue earning equipment	42.0	54.9
Cost of sales of new equipment, parts and supplies	9.0	8.4
Selling, general and administrative	74.5	81.1
Interest expense, net	32.0	37.8
Other income, net	(0.3)	(0.3)
Total expenses	446.5	443.7
Loss before income taxes	(15.2)	(54.3)
Income tax benefit	5.1	15.1
Net loss	$(10.1)	$(39.2)
Weighted average shares outstanding:
Basic	28.4	28.3
Diluted	28.4	28.3
Loss per share:
Basic	$(0.36)	$(1.39)
Diluted	$(0.36)	$(1.39)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2018	2017
Net loss	$(10.1)	$(39.2)
Other comprehensive income (loss):
Foreign currency translation adjustments	(5.4)	1.7
Unrealized gains and losses on hedging instruments:
Unrealized gains (losses) on hedging instruments	2.3	(0.4)
Income tax (provision) benefit related to hedging instruments	(0.6)	0.2
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	0.3	0.4
Income tax provision related to defined benefit pension plans	(0.1)	(0.2)
Total other comprehensive income (loss)	(3.5)	1.7
Total comprehensive loss	$(13.6)	$(37.5)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2017	28.3	$0.3	$1,763.1	$(462.4)	$(98.6)	$(692.0)	$510.4
Net loss	—	—	—	(10.1)	—	—	(10.1)
Other comprehensive loss	—	—	—	—	(3.5)	—	(3.5)
Net settlement on vesting of equity awards	—	—	(0.1)	—	—	—	(0.1)
Stock-based compensation charges	—	—	2.8	—	—	—	2.8
Employee stock purchase plan	—	—	0.4	—	—	—	0.4
Exercise of stock options	0.1	—	0.4	—	—	—	0.4
March 31, 2018	28.4	$0.3	$1,766.6	$(472.5)	$(102.1)	$(692.0)	$500.3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(10.1)	$(39.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of revenue earning equipment	93.3	92.9
Depreciation of property and equipment	12.7	10.5
Amortization of intangible assets	1.1	1.2
Amortization of deferred debt and financing obligations costs	1.5	1.6
Stock-based compensation charges	2.8	1.5
Provision for receivables allowance	10.1	10.6
Deferred taxes	(5.1)	(15.1)
(Gain) loss on sale of revenue earning equipment	(5.3)	0.5
Income from joint ventures	(0.5)	(0.6)
Other	2.3	2.2
Changes in assets and liabilities:
Receivables	19.8	2.4
Inventory, prepaid and other assets	(1.8)	(3.4)
Accounts payable	(0.3)	3.6
Accrued liabilities and other long-term liabilities	8.7	21.2
Net cash provided by operating activities	129.2	89.9
Cash flows from investing activities:
Revenue earning equipment expenditures	(82.5)	(56.2)
Proceeds from disposal of revenue earning equipment	52.9	44.7
Non-rental capital expenditures	(14.4)	(17.9)
Proceeds from disposal of property and equipment	1.2	0.5
Net cash used in investing activities	(42.8)	(28.9)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Repayments of long-term debt	—	(123.5)
Proceeds from revolving lines of credit	51.0	173.8
Repayments on revolving lines of credit	(131.6)	(105.0)
Principal payments under capital lease and financing obligations	(4.5)	(3.8)
Debt extinguishment costs	—	(3.7)
Proceeds from exercise of stock options and other	0.4	—
Proceeds from employee stock purchase plan	0.4	—
Net settlement on vesting of equity awards	(0.1)	—
Net cash used in financing activities	(84.4)	(62.2)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(0.5)	0.1
Net increase (decrease) in cash, cash equivalents and restricted cash during the period	1.5	(1.1)
Cash, cash equivalents and restricted cash at beginning of period	41.5	31.0
Cash, cash equivalents and restricted cash at end of period	$43.0	$29.9

Supplemental disclosure of cash flow information:
Cash paid for interest	$11.7	$13.4
Cash paid for income taxes, net	$3.5	$1.4
Supplemental disclosure of non-cash investing activity:
Purchases of revenue earning equipment in accounts payable	$114.9	$63.0
Disposals of revenue earning equipment in accounts receivable	$—	$5.5
Non-rental capital expenditures in accounts payable	$0.3	$—
Supplemental disclosure of non-cash investing and financing activity:
Equipment acquired through capital lease	$0.1	$—

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," "the Company" or, as the context requires, "its") is one of the leading equipment rental suppliers with approximately 275 locations at March 31, 2018, principally in North America. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). Operations are conducted under the Herc Rentals brand in the United States and under the Hertz Equipment Rental brand in Canada and other international locations. With over 50 years of experience, we are a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to our principal business of equipment rental, we sell used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provide repair, maintenance, equipment management services and safety training to certain of our customers; offer equipment re-rental services and provide on-site support to our customers; and provide ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

On June 30, 2016, the Company, in its previous form as the holding company of both the existing equipment rental operations as well as the former vehicle rental operations (in its form prior to the Spin-Off, "Hertz Holdings"), completed a spin-off (the "Spin-Off") of its global vehicle rental business through a dividend to stockholders of all of the issued and outstanding common stock of Hertz Rental Car Holding Company, Inc., which was re-named Hertz Global Holdings, Inc. ("New Hertz") in connection with the Spin-Off. New Hertz is an independent public company that trades on the New York Stock Exchange under the symbol "HTZ" and continues to operate its global vehicle rental business through its operating subsidiaries including The Hertz Corporation ("THC"). The Company changed its name to Herc Holdings Inc. on June 30, 2016, and trades on the New York Stock Exchange under the symbol “HRI.”

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the condensed consolidated financial statements include depreciation of revenue earning equipment, pension and postretirement benefits, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, accounting for income taxes, valuation of stock-based compensation, reserves for litigation and other contingencies and allowances for receivables, among others.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Recently Issued Accounting Pronouncements

Adopted

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance that replaced existing revenue recognition guidance in U.S. GAAP. The new guidance requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
On January 1, 2018, the Company adopted the guidance using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The Company did not record any amount to the opening balance of retained earnings as of January 1, 2018 as the cumulative impact of adopting the guidance was not material. The comparative financial statement information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the guidance had no material impact on the Company’s consolidated balance sheet as of January 1, 2018. The Company's accounting for equipment rental revenue is primarily outside the scope of this new revenue guidance and will be evaluated under the new lease guidance which is described further under the subheading "Leases" below.
Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued guidance to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The Company adopted this guidance on January 1, 2018 in accordance with the effective date and has amended its statement of cash flows for the three months ended March 31, 2017 by reclassifying $3.7 million of debt extinguishment costs from cash used in operating activities to cash used in financing activities.

Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued guidance requiring an entity to recognize upon transfer the income tax consequences of an intra-entity transfer of an asset other than inventory, eliminating the current recognition exception. Two common examples of assets included in the scope of this standard are intellectual property and property, plant and equipment. The Company adopted this guidance on January 1, 2018 in accordance with the effective date. Adoption of this guidance did not have a significant impact on the Company's financial position, results of operations or cash flows.

Statement of Cash Flows: Restricted Cash

In November 2016, the FASB issued guidance requiring restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The Company adopted this guidance on January 1, 2018 in accordance with the effective date and has amended its statement of cash flows for the three months ended March 31, 2017 accordingly.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs

In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The guidance requires the reporting of the service cost component of the net periodic benefit costs in the same income statement line item as other components of net periodic costs arising from services rendered by an employee during the period, and that non-service-cost components be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The guidance also allows for the capitalization of the service cost components, when applicable. The Company adopted this guidance on January 1, 2018 in accordance with the effective date. Adoption of this guidance resulted in an immaterial reclassification of costs from "Direct operating" and "Selling, general and administrative" expense into "Other income, net" in the Company's statement of operations.

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
The guidance requires prospective application to an award modified on or after the adoption date. The Company adopted the new guidance on January 1, 2018 in accordance with the effective date and will apply the guidance to any future changes to the term or conditions of its share-based payment awards.

Not Yet Adopted

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

As discussed in Note 3, "Revenue Recognition," most of the Company's equipment rental revenues will be accounted for under the current lease accounting standard, Accounting Standards Codification (“ASC”) Topic 840, Leases ("Topic 840") until the adoption of the new lease accounting standard ("Topic 842"). Also, under Topic 842, our operating leases, which include both real estate and non-rental equipment, will result in lease assets and lease liabilities being recognized on the Company's balance sheet. The Company expects that the quantification of the amount of the lease assets and lease liabilities that it will recognize on the balance sheet will take a significant amount of time. As such, the Company is currently in the process of assessing the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.

Income Statement - Reporting Comprehensive Income

In February 2018, the FASB issued guidance that allows reclassification from accumulated other comprehensive income to retained earnings for certain tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") that would otherwise be stranded in accumulated other comprehensive income. This guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of assessing the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company’s business is primarily focused in North America with approximately 87.5% and 88.2% of total revenue for the three months ended March 31, 2018 and 2017, respectively, representing revenue from the United States.
The Company’s rental transactions are principally accounted for under Topic 840. The Company’s sale of revenue earning and new equipment, parts and supplies along with certain services provided to customers are accounted for under ASC Topic 606,

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Revenue from Contracts with Customers (“Topic 606”). Prior to the adoption of Topic 606, the Company accounted for these non-rental transactions under ASC Topic 605, Revenue Recognition ("Topic 605").
The following table summarizes the applicable accounting guidance for the Company’s revenues for the three months ended March 31, 2018 and 2017, respectively (in millions):

	Three Months Ended March 31,
	2018			2017
	Topic 840	Topic 606	Total	Topic 840	Topic 605	Total
Revenues:
Equipment rental	$340.7	$—	$340.7	$297.0	$—	$297.0
Other rental revenue:
Delivery and pick-up	—	17.2	17.2	—	14.9	14.9
Other	11.2	—	11.2	8.7	—	8.7
Total other rental revenues	11.2	17.2	28.4	8.7	14.9	23.6
Total equipment rentals	351.9	17.2	369.1	305.7	14.9	320.6
Sales of revenue earning equipment	—	47.3	47.3	—	54.4	54.4
Sales of new equipment, parts and supplies	—	11.4	11.4	—	11.5	11.5
Service and other revenues	—	3.5	3.5	—	2.9	2.9
Total revenues	$351.9	$79.4	$431.3	$305.7	$83.7	$389.4
Equipment Rental Revenue
The Company offers a broad portfolio of equipment for rent on a daily, weekly or monthly basis with most rental agreements cancelable upon the return of the equipment.
Equipment rental revenue represented 85.6% and 82.3% of the Company’s total revenues for the three months ended March 31, 2018 and 2017, respectively. Equipment rental revenue includes revenue generated from renting equipment to customers, including re-rent revenue in which the Company will rent specific pieces of equipment from vendors and then rent that equipment to its customers. Also included in equipment rental revenue are fees for delivery and pick up of rental equipment to and from customer locations, fees for the Company’s rental protection program, environmental charges, discounts, rebates to customers and other revenue adjustments. Fees paid for the rental protection program allow customers to limit the risk of financial loss in the event the Company’s equipment is damaged or lost. Total non-rental rate fees charged to customers represent approximately 7.7% and 7.4% of the total equipment rental revenue for the three months ended March 31, 2018 and 2017, respectively.
Equipment rental revenue is recognized on a straight-line basis over the length of the rental contract. Virtually all customer contracts can be canceled with no penalty by the customer by returning the equipment within one day, therefore, the Company does not allocate the transaction price between the different contract elements. Provisions for discounts, rebates to customers and other adjustments are provided for in the period the related revenue is recorded. Fees for the rental protection program and environmental recovery fees are recognized on a straight-line basis over the length of the rental contract. Other fees are recognized when related services are provided.
Sales of Revenue Earning Equipment, New Equipment, Parts and Supplies
The Company sells its used revenue earning equipment, new equipment, parts and supplies. Revenues recorded for each category are as follows (in millions):

	Three months ended March 31,
	2018	2017
Sales of revenue earning equipment	$47.3	$54.4
Sales of new equipment	5.8	5.2
Sales of parts and supplies	5.6	6.3
Total	$58.7	$65.9

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Sales of revenue earning equipment represents 11.0% and 14.0% of the Company’s total revenue for the three months ended March 31, 2018 and 2017, respectively. The Company routinely sells its used rental equipment in order to manage repair and maintenance costs, as well as the composition, age and size of its fleet. The Company disposes of used equipment through a variety of channels including retail sales to customers and other third parties, sales to wholesalers, brokered sales and auctions. The Company sold its used revenue earning equipment through the following channels:

	Three Months Ended March 31,
	2018	2017
Wholesale	45%	45%
Retail	28	27
Auction	27	28
Total	100%	100%
The Company also sells new equipment, parts and supplies. The types of new equipment that the Company sells vary by location and include a variety of ProContractor tools and supplies, small equipment (such as work lighting, generators, pumps, compaction equipment and power trowels), safety supplies and expendables.
The Company recognizes revenue for the sale of revenue earning equipment, new equipment, parts and supplies when control of the asset transfers to the customer, which is typically when the asset is picked up by or delivered to the customer and when significant risks and rewards of ownership have passed to the customer. Sales and other tax amounts collected from customers and remitted to government authorities are accounted for on a net basis and, therefore, excluded from revenue.
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of revenue earning equipment, new equipment, parts and supplies, was approximately $33.7 million as of March 31, 2018.
Service and other revenues
Service and other revenues primarily include revenue earned from equipment management and similar services for rental customers which includes providing customer support functions such as dedicated in-plant operations, plant management services, training, and repair and maintenance services particularly to industrial customers who request such services.
The Company recognizes revenue for service and other revenues as the services are provided. Service and other revenues are typically invoiced together with a customer’s rental amounts and, therefore, it is not practical for the Company to separate the accounts receivable amount related to services and other revenues that are accounted for under Topic 606; however, such amount is not considered material.
Receivables and contract assets and liabilities

Most of the Company's equipment rental revenue is accounted for under Topic 840. The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent the Company's equipment. Concentration of credit risk with respect to the Company's accounts receivable is limited because a large number of geographically diverse customers makes up our customer base. No single customer makes up more than 3% of the Company's equipment rental revenue or accounts receivable balance for the last three years. The Company manages credit risk associated with its accounts receivable at the customer level through credit approvals, credit limits and other monitoring procedures. The Company maintains allowances for doubtful accounts that reflect the Company's estimate of the amount of receivables that the Company will be unable to collect based on its historical write-off experience.

The Company does not have contract assets or material contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three months ended March 31, 2018 that was included in the contract liability balance as of the beginning of such period.

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three months ended March 31, 2018 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018.

Contract estimates and judgments

The Company's revenues accounted for under Topic 606 generally do not require significant estimates or judgments, primarily for the following reasons:

•	The transaction price is generally fixed and stated on the Company's contracts;

•
As noted above, the Company's contracts generally do not include multiple performance obligations, and accordingly do not generally require estimates of the standalone selling price for each performance obligation;

•	The Company's revenues do not include material amounts of variable consideration; and

•
Most of the Company's revenue is recognized as of a point-in-time and the timing of the satisfaction of the applicable performance obligations is readily determinable. As noted above, the revenue recognized under Topic 606 is generally recognized at the time of delivery to, or pick-up by, the customer.

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Revenue Earning Equipment

Revenue earning equipment consists of the following (in millions):

	March 31, 2018	December 31, 2017
Revenue earning equipment	$3,833.1	$3,757.2
Less: Accumulated depreciation	(1,397.9)	(1,382.6)
Revenue earning equipment, net	$2,435.2	$2,374.6

Note 5—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at March 31, 2018	Weighted Average Stated Interest Rate at March 31, 2018	Fixed or Floating Interest Rate	Maturity	March 31, 2018	December 31, 2017
Senior Secured Second Priority Notes
2022 Notes	7.88%	7.50%	Fixed	2022	$488.0	$488.0
2024 Notes	8.06%	7.75%	Fixed	2024	500.0	500.0
Other Debt
ABL Credit Facility	N/A	3.54%	Floating	2021	1,050.0	1,130.0
Capital leases	4.03%	N/A	Fixed	2018-2022	49.5	53.7
Other borrowings	N/A	4.79%	Floating	2018	2.2	2.6
Unamortized Debt Issuance Costs(a)					(14.0)	(14.5)
Total debt					2,075.7	2,159.8
Less: Current maturities of long-term debt					(21.0)	(22.7)
Long-term debt, net					$2,054.7	$2,137.1

(a)
Unamortized debt issuance costs totaling $12.3 million and $13.3 million related to the ABL Credit Facility (as defined below) are included in "Other long-term assets" in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.

The effective interest rates for the fixed rate 2022 Notes and 2024 Notes (as defined below) include the stated interest on the notes and the amortization of any debt issuance costs.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Senior Secured Second Priority Notes

In June 2016, Herc issued $610.0 million aggregate principal amount of 7.50% senior secured second priority notes due 2022 (the "2022 Notes") and $625.0 million aggregate principal amount of 7.75% senior secured second priority notes due 2024 (the "2024 Notes" and, together with the 2022 Notes, the "Notes"). In March and October 2017, Herc drew down on its ABL Credit Facility (as defined below) and cumulatively redeemed $122.0 million in aggregate principal amount of the 2022 Notes and $125.0 million in aggregate principal amount of the 2024 Notes. Additional information about the Notes is included in Note 9 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

ABL Credit Facility

The Company's asset-based revolving credit agreement, executed by its Herc subsidiary, provides for senior secured revolving loans up to a maximum aggregate principal amount of $1,750 million (subject to availability under a borrowing base), including revolving loans in an aggregate principal amount of $350 million available to Canadian borrowers and U.S. borrowers (the "ABL Credit Facility"). Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation. Extensions of credit under the ABL Credit Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible rental equipment, eligible service vehicles, eligible spare parts and merchandise, eligible accounts receivable, and eligible unbilled accounts subject to certain reserves and other adjustments. Subject to the satisfaction of certain conditions and limitations, the ABL Credit Facility allows for the addition of incremental revolving and/or term loan commitments. In addition, the ABL Credit Facility permits Herc to increase the amount of commitments under the ABL Credit Facility with the consent of each lender providing an additional commitment, subject to satisfaction of certain conditions. Additional information about the ABL Credit Facility is included in Note 9 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Other Borrowings

The Company's subsidiary in China has uncommitted credit agreements with a bank for up to the aggregate principal amount of $10.0 million. Interest accrues on the loans drawn under these facilities at a rate of 110% of the prevailing base lending rates published by People's Bank of China and is payable quarterly. As of March 31, 2018, the Company had short-term borrowings under these facilities totaling $2.2 million.

Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company under the ABL Credit Facility as of March 31, 2018 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$677.2	$677.2

In addition, as of March 31, 2018, the Company's subsidiary in China had uncommitted credit facilities of which $7.8 million was available for borrowing.

Letters of Credit

As of March 31, 2018, the ABL Credit Facility had $227.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions, as $22.8 million of standby letters of credit were issued and outstanding, none of which have been drawn upon.

Note 6—Financing Obligations

In October 2017, Herc consummated a sale-leaseback transaction pursuant to which it sold 42 of its properties located in the U.S. for gross proceeds of approximately $119.5 million, and entered into a master lease agreement pursuant to which it will continue operations at those properties as a tenant. The triple net lease agreement has an initial term of 20 years, subject to extension, at Herc's option, for up to five additional periods of five years each. The sale of the properties did not qualify for sale-leaseback

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

accounting due to continuing involvement with the properties. Therefore, the book value of the building and land remains on the Company's condensed consolidated balance sheet.

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at March 31, 2018	Maturity	March 31, 2018	December 31, 2017
Financing obligations	4.62%	2037	$117.4	$118.2
Unamortized financing issuance costs			(2.5)	(2.6)
Total financing obligations			114.9	115.6
Less: Current maturities of financing obligations			(2.7)	(2.7)
Financing obligations, net			$112.2	$112.9

Note 7—Stock-Based Compensation

During the three months ended March 31, 2018, the Company granted 105,995 restricted stock units ("RSUs") at a weighted average grant date fair value of $66.63 per unit and 90,356 performance stock units ("PSUs") at a weighted average grant date fair value of $66.67 per unit, under the Herc Holdings Inc. 2008 Omnibus Incentive Plan (the "Omnibus Plan").

A summary of the total compensation expense and associated income tax benefits recognized for RSUs, PSUs, stock options and the employee stock purchase plan under the Omnibus Plan are as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Compensation expense	$2.8	$1.5
Income tax benefit	(0.7)	(0.6)
Total	$2.1	$0.9

As of March 31, 2018, there was $28.9 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted under the Omnibus Plan. The total unrecognized compensation cost is expected to be recognized over the remaining 2.0 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Note 8—Income Taxes

Income tax benefit was $5.1 million and $15.1 million for the three months ended March 31, 2018 and 2017, respectively. The benefit in each period was primarily driven by pre-tax losses, partially offset by non-deductible expenses, foreign taxes and valuation allowances recorded on losses generated by certain foreign loss jurisdictions. The effective tax rate for the 2018 fiscal year is expected to be approximately 30%.

Tax Cuts and Jobs Act

The 2017 Tax Act was enacted in December 2017 which reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company determined a reasonable estimate of (i) the effects on existing deferred tax balances and (ii) the one-time transition tax. The Company recognized a provisional income tax benefit of $207.1 million in the year ended December 31, 2017 associated with these items that it reasonably estimated. As of March 31, 2018, the Company has not changed the provisional estimates recognized in 2017. Given the complexity of the 2017 Tax Act, the Company is still evaluating the tax impact and the date the Company expects to complete the accounting is not currently determinable while it continues to obtain the information required to complete the accounting. Given the provisional amounts recognized in 2017, and the fact that the Company has not changed its provisional estimates, the impact of measurement period adjustments was not material during the three months ended March 31, 2018.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The 2017 Tax Act subjects U.S. shareholders to a tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. Entities can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the tax impact and has not yet made the accounting policy election.

Note 9—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the three months ended March 31, 2018 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Unrealized Losses on Hedging Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(13.5)	$1.3	$(86.4)	$(98.6)
Other comprehensive income (loss) before reclassification	—	1.7	(5.4)	(3.7)
Amounts reclassified from accumulated other comprehensive loss	0.2	—	—	0.2
Net current period other comprehensive income (loss)	0.2	1.7	(5.4)	(3.5)
Balance at March 31, 2018	$(13.3)	$3.0	$(91.8)	$(102.1)

Amounts reclassified from accumulated other comprehensive income (loss) to net loss were as follows (in millions):

		Three Months Ended March 31,
Pension and other postretirement benefit plans	Statement of Operations Caption	2018	2017
Amortization of actuarial losses	Selling, general and administrative	$0.3	$0.4
Tax benefit	Income tax benefit	(0.1)	(0.2)
Total reclassifications for the period		$0.2	$0.2

Note 10—Commitments and Contingencies

Legal Proceedings

From time to time the Company is a party to various legal proceedings. Summarized below are the most significant legal proceedings to which the Company is a party.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a putative shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Hertz Holdings made material misrepresentations and/or omission of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The complaint sought unspecified monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings moved to dismiss the amended complaint. In October 2014, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing the plaintiff to amend the complaint a second time. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, Hertz Holdings moved to dismiss the second amended complaint. In July 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing plaintiff to file a third amended complaint. In August 2015, plaintiff filed a third amended complaint which included additional allegations, named additional then-current and former officers as defendants and expanded the putative class period to extend from February 14, 2013 to July 16, 2015. In November 2015, Hertz Holdings moved to dismiss the third amended complaint. The plaintiff then sought leave to add

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

a new plaintiff because of challenges to the standing of the first plaintiff. The court granted plaintiff leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint with prejudice on March 24, 2016. In April 2017, the court granted Hertz Holdings' and the individual defendants' motions to dismiss and dismissed the action with prejudice. In May 2017, plaintiff filed a notice of appeal and, in October 2017, the U.S. Court of Appeals for the Third Circuit issued a briefing schedule. Briefing was completed in February 2018, and consideration of the matter has tentatively been scheduled for June 12, 2018.

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

Environmental

The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. The probable expenses that the Company expects to incur for such matters have been accrued, and those expenses are reflected in the Company's consolidated financial statements. As of March 31, 2018 and December 31, 2017, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" were $0.1 million. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which the Company ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as the Company's connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

Interest Rate Swap Arrangement

In March 2017, the Company entered into a three-year LIBOR-based interest rate swap arrangement on a portion of its outstanding ABL Credit Facility. The aggregate amount of the swap is equal to a portion of the U.S. dollar principal amount of the ABL Credit Facility and the payment dates of the swap coincide with the interest payment dates of the ABL Credit Facility. The swap contract provides for the Company to pay a fixed interest rate and receive a floating rate. The variable interest rate resets monthly. The swap has been accounted for as cash flow hedge of a portion of the ABL Credit Facility.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following table summarizes the outstanding interest rate swap arrangement as of March 31, 2018 (dollars in millions):

	Aggregate Notional Amount	Receive Rate	Receive Rate as of March 31, 2018	Pay Rate
ABL Credit Facility	$350.0	1 month LIBOR + 1.75%	3.6%	3.5%

The following table summarizes the estimated fair value of the Company's financial instruments (in millions):

	Fair Value of Financial Instruments
	Other Long-Term Assets		Accrued Liabilities
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments
Interest rate swap	$4.4	$2.1	$—	$—

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

	Loss Recognized
	Three Months Ended March 31,
	2018	2017
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	$(0.6)	$(3.2)

Note 12—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

Cash Equivalents

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at March 31, 2018 or December 31, 2017.

Financial Instruments

The fair value of the Company's financial instruments as of March 31, 2018 and December 31, 2017 is shown in Note 11, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	March 31, 2018		December 31, 2017
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Debt	$2,089.7	$2,163.8	$2,174.3	$2,260.9

Note 13—Loss Per Share

Basic loss per share has been computed based upon the weighted average number of common shares outstanding. Diluted loss per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share (in millions, except per share data).

	Three Months Ended March 31,
	2018	2017
Basic and diluted loss per share:
Numerator:
Net loss, basic and diluted	$(10.1)	$(39.2)
Denominator:
Basic weighted average common shares	28.4	28.3
Stock options, RSUs and PSUs	—	—
Weighted average shares used to calculate diluted loss per share	28.4	28.3
Loss per share:
Basic	$(0.36)	$(1.39)
Diluted	$(0.36)	$(1.39)
Antidilutive stock options, RSUs and PSUs	0.6	0.7

Note 14—Related Party Transactions

Agreements with Carl C. Icahn

The Company is subject to the Nomination and Standstill Agreement, dated September 15, 2014 (the "Nomination and Standstill Agreement"), with Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., Vincent J. Intrieri, Samuel Merksamer and Daniel A. Ninivaggi (collectively, the "Original Icahn Group"). In connection with their appointments or nomination, as applicable, to the Company’s board of directors (the "Board"), each of Courtney Mather, Louis J. Pastor, Stephen A. Mongillo and Nicholas F. Graziano (collectively, the "Icahn Designees," and, together with the Original Icahn Group, the "Icahn Group") executed a Joinder Agreement agreeing to become bound as a party to the terms and conditions of the Nomination and Standstill Agreement (such Joinder Agreements, together with the Nomination and Standstill Agreement, are collectively referred to herein as the "Icahn Agreements").

Pursuant to the Icahn Agreements, Messrs, Mather, Pastor and Mongillo were appointed to the Company’s Board effective June 30, 2016 and Mr. Graziano has been nominated for election at the Company's 2018 annual meeting of stockholders in place of Mr. Mongillo. Pursuant to the Icahn Agreements, so long as an Icahn Designee is a member of the Board, the Board will not be expanded beyond its current size of 11 members without approval from the Icahn Designees then on the Board. In addition, pursuant to the Icahn Agreements, subject to certain restrictions and requirements, the Icahn Group will have certain replacement rights in the

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

event an Icahn Designee resigns or is otherwise unable to serve as a director (other than as a result of not being nominated by the Company for an annual meeting).

In addition, until the date that no Icahn Designee is a member of the Board (or otherwise deemed to be on the Board pursuant to the terms of the Icahn Agreements) (the “Board Representation Period”), the Icahn Group agrees to vote all of its shares of the Company’s common stock in favor of the election of all of the Company’s director nominees at each annual or special meeting of the Company’s stockholders, and, subject to limited exceptions, the Icahn Group further agrees to (i) adhere to certain standstill obligations, including the obligation to not solicit proxies or consents or influence others with respect to the same, and (ii) not acquire or otherwise beneficially own more than 20% of the Company’s outstanding voting securities. Under the Icahn Agreements, if the Icahn Group ceases to hold a “net long position,” as defined in the Nomination and Standstill Agreement, in at least 1,900,000 shares of the Company’s common stock, the Icahn Group will cause one Icahn Designee to resign from the Board; if the Icahn Group’s holdings are further reduced to specified levels, additional Icahn Designees are required to resign.

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

Separation and Distribution Agreement

The Separation Agreement sets forth the Company's agreements with New Hertz regarding the principal actions taken in connection with the Spin-Off. It also sets forth other agreements that govern aspects of the Company's relationship with New Hertz following the Spin-Off including (i) the manner in which legal matters and claims are allocated and certain liabilities are shared between the Company and New Hertz; (ii) other matters including transfers of assets and liabilities, treatment or termination of intercompany arrangements and releases of certain claims between the parties and their affiliates; (iii) mutual indemnification clauses; and (iv) allocation of Spin-Off expenses between the parties.

Transition Services Agreement

The Company entered into a transition services agreement ("TSA"), pursuant to which New Hertz or its affiliates provide specified services, primarily consisting of IT support, to the Company on a transitional basis to help ensure an orderly transition following the Spin-Off. The TSA generally provides for a term of up to two years following the Spin-Off, though the recipient of the services may elect to terminate a service at any time upon advance written notice and, under certain circumstances, may extend the period during which services are provided. During the three months ended March 31, 2018 and 2017, the Company incurred expenses of $2.9 million and $5.2 million, respectively, under the TSA which are included in "Direct operating" and "Selling, general and administrative" expenses in the Company's condensed consolidated statements of operations.

Tax Matters Agreement

The Company entered into a tax matters agreement (the "Tax Matters Agreement") with New Hertz that governs the parties' rights, responsibilities and obligations after the Spin-Off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns.

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

Real Estate Arrangements

The Company and New Hertz entered into certain real estate lease agreements pursuant to which the Company leases certain office space from New Hertz and, through April 30, 2018, New Hertz leased certain rental facilities space from the Company. Rent payments were negotiated based on comparable fair market rental rates.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including allowance for accounts receivable, depreciation of revenue earning equipment, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, pension and postretirement benefits, valuation of stock-based compensation, reserves for litigation and other contingencies, accounting for income taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
($ in millions)	2018	2017	$ Change	% Change
Equipment rental	$369.1	$320.6	$48.5	15.1%
Sales of revenue earning equipment	47.3	54.4	(7.1)	(13.1)
Sales of new equipment, parts and supplies	11.4	11.5	(0.1)	(0.9)
Service and other revenue	3.5	2.9	0.6	20.7
Total revenues	431.3	389.4	41.9	10.8
Direct operating	196.0	168.9	27.1	16.0
Depreciation of revenue earning equipment	93.3	92.9	0.4	0.4
Cost of sales of revenue earning equipment	42.0	54.9	(12.9)	(23.5)
Cost of sales of new equipment, parts and supplies	9.0	8.4	0.6	7.1
Selling, general and administrative	74.5	81.1	(6.6)	(8.1)
Interest expense, net	32.0	37.8	(5.8)	(15.3)
Other income, net	(0.3)	(0.3)	—	—
Loss before income taxes	(15.2)	(54.3)	39.1	(72.0)
Income tax benefit	5.1	15.1	(10.0)	(66.2)
Net loss	$(10.1)	$(39.2)	$29.1	(74.2)%

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Equipment rental revenue increased $48.5 million, or 15.1%, during the first quarter of 2018 when compared to the first quarter of 2017. The increase was attributable to a higher level of revenue earning equipment on rent resulting from higher demand from existing customers as well as diversifying and growing our customer base, including through increases in our ProSolutionsTM and ProContractor product offerings. Additionally, pricing increased by 2.8% during the first quarter of 2018 as compared to the first quarter of 2017.

Sales of revenue earning equipment decreased $7.1 million, or 13.1%, during the first quarter of 2018 when compared to the first quarter of 2017 due to quarterly timing differences in the disposal of revenue earning equipment. The corresponding cost of sales of revenue earning equipment as a percentage of the related revenue was 88.8% in the first quarter of 2018 compared to 100.9% in the first quarter of 2017. The improvement in margin was due to increased pricing based on a strong market for used revenue earning equipment. We are focused on selling revenue earning equipment through higher-margin channels such as wholesale, rather than at auction sales.

Sales of new equipment, parts and supplies was relatively flat during the first quarter of 2018 when compared to the first quarter of 2017. The cost of sales of new equipment, parts and supplies as a percentage of the related revenue was 78.9% for the first quarter of 2018 compared to 73.0% for the first quarter of 2017. The increase was due to the mix of the new equipment sold.

Direct operating expenses increased $27.1 million, or 16.0%, in the first quarter of 2018 when compared to the first quarter of 2017 primarily due to the following:

•
Fleet and related expenses increased $16.4 million as a result of higher maintenance expense of $4.1 million related to the higher level of revenue earning equipment on rent resulting from our ongoing effort to reduce our fleet unavailable for rent. Delivery and freight expense increased $3.5 million mainly due to an increase in deliveries associated with higher equipment rental revenue. Equipment re-rent expense increased $2.8 million to supplement our fleet to accommodate

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

additional customer demand. Fuel expense increased by $1.1 million driven by higher sales volume.

•
Personnel-related expenses increased $7.7 million as a result of an increase in salary expense primarily associated with continued investment in branch management to drive operational improvements and investments in branch operating personnel to support revenue growth.

•
Other direct operating costs increased $3.0 million primarily due to increased depreciation of $1.3 million primarily related to an increase in service vehicles and an increase in facilities expense of $1.2 million.

Depreciation of revenue earning equipment increased $0.4 million, or 0.4%, in the first quarter of 2018 when compared with the same period in 2017. The increase was due to a larger fleet size in the first quarter of 2018 as compared to the same period in 2017. The increase was partially offset by additional depreciation recognized in first quarter of 2017 based on the reduction in residual values and the planned holding period of certain classes of assets that did not recur during the first quarter of 2018.

Selling, general and administrative expenses decreased $6.6 million, or 8.1%, in the first quarter of 2018 when compared to the first quarter of 2017. The decrease is primarily due to a decrease in professional fees and Spin-Off related costs of $6.5 million partially offset by a $2.9 million increase for additional sales personnel and related commissions to drive revenue growth.

Interest expense, net decreased $5.8 million, or 15.3%, in the first quarter of 2018 when compared to the first quarter of 2017. Interest expense on the Notes was lower in the first quarter of 2018 due to lower average outstanding borrowings due to redemptions made in March and October 2017. Mostly offsetting the decrease in interest expense on the Notes was an increase in interest expense on the ABL Credit Facility based on higher average outstanding balances during the first quarter of 2018. Additionally, in the first quarter of 2017, interest expense was higher due to the loss on extinguishment of $5.8 million recognized related to the redemption of the Notes made during March 2017.

Income tax benefit was $5.1 million for the first quarter of 2018 compared to $15.1 million for the same period in 2017. In addition to the impacts of the 2017 Tax Act, income tax benefit in 2018 was primarily driven by pre-tax loss, non-deductible expenses, foreign taxes and valuation allowances recorded on losses generated by certain foreign loss jurisdictions. Income tax provision in the comparable period of 2017 was primarily driven by certain nondeductible charges within the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations and servicing of debt. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of March 31, 2018, we had approximately $2.1 billion of total nominal indebtedness outstanding. We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of March 31, 2018 consisted of cash and cash equivalents and unused commitments under our ABL Credit Facility. See "Borrowing Capacity and Availability" below. Our practice is to maintain sufficient liquidity through cash from operations and our ABL Credit Facility, to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility, will be adequate to permit us to meet our obligations over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Three Months Ended March 31,
	2018	2017	$ Change
Cash provided by (used in):
Operating activities	$129.2	$89.9	$39.3
Investing activities	(42.8)	(28.9)	(13.9)
Financing activities	(84.4)	(62.2)	(22.2)
Effect of exchange rate changes	(0.5)	0.1	(0.6)
Net change in cash and cash equivalents	$1.5	$(1.1)	$2.6

Operating Activities

During the three months ended March 31, 2018, we generated $39.3 million more cash from operating activities compared with the same period in 2017. The increase was related to a decrease in operating losses primarily resulting from higher revenues and lower professional fees and other Spin-Off related costs and the timing of collections, based on increased collection efforts, of accounts receivable during the three months ended March 31, 2018 as compared to the same period in 2017.

Investing Activities

Cash used in investing activities increased $13.9 million for the three months ended March 31, 2018 as compared to the same period in 2017. Our primary use of cash in investing activities is for the acquisition of revenue earning equipment and non-rental capital expenditures. We rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities

Cash used in financing activities increased $22.2 million for the three months ended March 31, 2018 as compared to the same period in 2017. Cash flows from financing activities during the three months ended March 31, 2018 primarily represents our changes in debt, which included the net repayments of $80.6 million on our revolving lines of credit.

Capital Expenditures

Our capital expenditures relate largely to purchases of revenue earning equipment, with the remaining portion representing purchases of property, equipment and information technology. The table below sets forth the capital expenditures related to our revenue earning equipment and related disposals for the periods noted (in millions).

	Three Months Ended March 31,
	2018	2017
Revenue earning equipment expenditures	$82.5	$56.2
Disposals of revenue earning equipment	(52.9)	(44.7)
Net revenue earning equipment expenditures	$29.6	$11.5
Net capital expenditures for revenue earning equipment increased $18.1 million during the three months ended March 31, 2018 compared to the same period in 2017. During 2018, we purchased more revenue earning equipment to increase the amount of revenue earning equipment available for rent based on higher demand from our customers, with higher purchases in our ProSolutionsTM and ProContractor equipment.
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

Substantially all of the assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our ABL Credit Facility and the Notes. None of such assets are available to satisfy the claims of our general creditors. See Note 9, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the period ended December 31, 2017 for more information.

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

As of March 31, 2018, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$677.2	$677.2

In addition, as of March 31, 2018, the Company's subsidiary in China had uncommitted credit facilities of which $7.8 million was available for borrowing.

As of March 31, 2018, the ABL Credit Facility had $227.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions. As of March 31, 2018, $22.8 million of stand by letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon.

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

Under the terms of our ABL Credit Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. We are in compliance with our covenants as of March 31, 2018.

At March 31, 2018, Herc Holdings' balance sheet was substantially identical to that of Herc, the borrower, with the exception of the components of shareholders equity. For the three months ended March 31, 2018 and 2017, the statements of operations of Herc Holdings and Herc were identical.

Additional information on the terms of our Notes and ABL Credit Facility is included in Note 9, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the period ended December 31, 2017. For a discussion of the risks associated with our significant indebtedness, see Part I, Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the period ended December 31, 2017.

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

CONTRACTUAL OBLIGATIONS

As of March 31, 2018, there have been no material changes outside of the ordinary course of business to our known contractual obligations as set forth in the Contractual Obligations table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the period ended December 31, 2017.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of March 31, 2018, there have been no material changes to our indemnification obligations as disclosed in Note 16, “Commitments and Contingencies” in our Annual Report on Form 10-K for the period ended December 31, 2017.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 in Part I under Item 1A “Risk Factors,” including:

•
Risks related to material weaknesses in our internal control over financial reporting and the restatement of financial statements previously issued by Hertz Holdings, including that: we have identified material weaknesses in our internal control over financial reporting that may adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor and lender confidence in us and, as a result, the value of our common stock and our ability to obtain future financing on acceptable terms, and we may identify additional material weaknesses; our efforts to design and implement an effective control environment may not be sufficient to remediate the material weaknesses, or to prevent future material weaknesses; such material weaknesses could result in a material misstatement of our consolidated financial statements that would not be prevented or detected; we receive certain transition services from New Hertz pursuant to the transition services agreement covering primarily information

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

technology (“IT”) services, which impact our control environment and, therefore, our internal control over financial reporting; we continue to expend significant costs and devote management time and attention and other resources to matters related to our internal control over financial reporting; our material weaknesses could expose us to additional risks that could materially adversely affect our ability to execute our strategic plan and our financial position, results of operations and cash flows; any significant disruption or deficiency in the design of or implementing new IT systems, including the migration of systems from New Hertz, could materially adversely affect our ability to accurately maintain our books and records or otherwise operate our business; and Hertz Holdings' restatement has been costly and has resulted in government investigations and other legal actions and could result in government enforcement actions and private litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows;

•	Business risks could have a material adverse effect on our business, results of operations, financial condition and/or liquidity, including:

•
the cyclicality of our business and its dependence on levels of capital investment and maintenance expenditures by our customers; a slowdown in economic conditions or adverse changes in the level of economic activity or other economic factors specific to our customers or their industries, in particular contractors and industrial customers;

•
our business is heavily reliant upon communications networks and centralized IT systems and the concentration of our systems creates or increases risks for us, including the risk of the misuse or theft of information we possess, including as a result of cyber security breaches or otherwise, which could harm our brand, reputation or competitive position and give rise to material liabilities;

•	we may fail to maintain, upgrade and consolidate our IT networks;

•	we may fail to respond adequately to changes in technology and customer demands;

•	intense competition in the industry, including from our own suppliers, that may lead to downward pricing or an inability to increase prices;

•	our success depends on our ability to attract and retain key management and other key personnel, and the ability of new employees to learn their new roles;

•	we may have difficulty obtaining the resources that we need to operate, or our costs to do so could increase significantly;

•	any occurrence that disrupts rental activity during our peak periods, given the seasonality of the business, especially in the construction industry;

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

•
other operational risks such as: any decline in our relations with our key national account customers or the amount of equipment they rent from us; our equipment rental fleet is subject to residual value risk upon disposition, and may not sell at the prices we expect; maintenance and repair costs associated with our equipment rental fleet could materially adversely affect us; we may be unable to protect our trade secrets and other intellectual property rights; we are exposed to a variety of claims and losses arising from our operations, and our insurance may not cover all or any portion of such claims; we may face issues with our union employees; environmental, health and safety laws and regulations and the costs of complying with them, or any change to them impacting our markets, could materially adversely affect us; and strategic acquisitions could be difficult to identify and implement, and could disrupt our business or change our business profile significantly;

•
Risks related to the Spin-Off, which effected our separation from New Hertz, such as: the liabilities we have assumed and will share with New Hertz in connection with the Spin-Off could have a material adverse effect on our business, financial condition and results of operations; if there is a determination that any portion of the Spin-Off transaction is taxable for U.S. federal income tax purposes, including for reasons outside of our control, then we and our stockholders could incur significant tax liabilities, and we could also incur indemnification liability if we are determined to have caused the Spin-Off to become taxable; if New Hertz fails to pay its tax liabilities under the Tax Matters Agreement or to perform its obligations under the Separation and Distribution Agreement, we could incur significant tax and other liability; the loss of the Hertz brand and reputation could materially adversely affect our ability to attract and retain customers; we have limited operating history as a stand-alone public company, and our historical financial information for periods prior to July 1, 2016, is not necessarily representative of the results that we would have achieved as a separate, publicly traded company, and may not be a reliable indicator of our future results; our ability to engage in financings, acquisitions and other strategic transactions using equity securities is limited due to the tax treatment of the Spin-Off; and the Spin-Off may be challenged by creditors as a fraudulent transfer or conveyance;

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

•
Risks related to the securities market and ownership of our stock, including that: the market price of our common stock could decline as a result of the sale or distribution of a large number of our shares or the perception that a sale or distribution could occur and these factors could make it more difficult for us to raise funds through future stock offerings; provisions of our governing documents could discourage potential acquisition proposals and could deter or prevent a change in control; and the market price of our common stock may fluctuate significantly; and

•	Other risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 under Item 1A “Risk Factors,” in this Report and in our other filings with the SEC.

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

As of March 31, 2018, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the period ended December 31, 2017.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of March 31, 2018, due to the identification of material weaknesses in our internal control over financial reporting previously identified and reported in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and the rules promulgated thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As reported in our 2017 Form 10-K, we did not maintain effective internal control over financial reporting as of December 31, 2017 as a result of material weaknesses in the Risk Assessment and Control Activities areas which continue to exist as of March 31, 2018. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to Item 9A in our 2017 Form 10-K for a description of our material weaknesses and remediation efforts undertaken by management.

Remediation Efforts and Status of Previously Reported Material Weaknesses

Our material weaknesses were not remediated at March 31, 2018; however, during the three months ended March 31, 2018, we have undertaken steps toward remediation of the material weaknesses identified in our internal control over financial reporting. Our Board of Directors and management take internal control over financial reporting and the integrity of the Company’s financial statements seriously and believe that the steps described below are essential to implementing strong and effective internal control over financial reporting and a strong internal control environment.

Our management continues to strengthen our internal control over financial reporting and to remediate the material weaknesses identified in the 2017 Form 10-K, including assessing the additional remediation steps needed and implementing measures to remediate the underlying causes that gave rise to the material weaknesses.
The following steps are among the measures taken by the Company in addition to continuing the remediation efforts described in Item 9A in our 2017 Form 10-K:

•
We have provided, and will continue to provide, ongoing training to IT system control owners regarding risks, controls and maintaining adequate control evidence. In addition, we have hired and will continue to hire additional resources to administer IT general controls and IT systems.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES (continued)

•
We have delivered supplemental training to appropriate field personnel, to strengthen the understanding of the Company’s policies and revised controls being implemented regarding rental of revenue earning equipment. In addition, we are in the process of implementing the redesigned controls over the occurrence of revenue for the rental of revenue earning equipment and have extended the program to all regions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 10, "Commitments and Contingencies" to the notes to our condensed consolidated financial statements in Part I, Item 1 "Financial Statements" of this Report.

ITEM 1A.    RISK FACTORS

There have been no material changes to the Company's risk factors from those previously disclosed under Part I, Item 1A, " Risk Factors" in our 2017 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, the Board approved a $1 billion share repurchase program (the "share repurchase program"). There were no share repurchases in the three months ended March 31, 2018. As of March 31, 2018, the approximate dollar value that remains available for purchases under the 2014 share repurchase program is $395.9 million. The program does not obligate us to make any repurchases at any specific time or in any specific situation. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. For more information on the share repurchase program, see Note 19, "Equity and Earnings (Loss) Per Share" to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" in our 2017 Form 10-K.

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

10.1*	Retirement and Separation Agreement, dated March 26, 2018, between Herc Rentals Inc. and Barbara L. Brasier.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1**	18 U.S.C. Section 1350 Certifications of Principal Executive Officer and the Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________
*Filed herewith
**Furnished herewith

HERC HOLDINGS INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 9, 2018	HERC HOLDINGS INC. (Registrant)
		By:	/s/ W. MARK HUMPHREY
W. Mark Humphrey Vice President, Interim Chief Financial Officer, Controller and Chief Accounting Officer