Form 10-Q
period 2018-06-30
HERC HOLDINGS INC
filed 2018-08-08
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 3, 2018, there were 28,479,173 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Cash and cash equivalents	$44.0	$41.5
Receivables, net of allowances of $26.0 and $26.9, respectively	350.3	386.3
Inventory	20.7	23.7
Prepaid and other current assets	20.6	23.0
Total current assets	435.6	474.5
Revenue earning equipment, net	2,585.4	2,374.6
Property and equipment, net	286.2	286.3
Intangible assets, net	289.3	283.9
Goodwill	91.0	91.0
Other long-term assets	42.1	39.4
Total assets	$3,729.6	$3,549.7
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$26.9	$25.4
Accounts payable	387.8	152.0
Accrued liabilities	103.8	113.3
Total current liabilities	518.5	290.7
Long-term debt, net	2,109.6	2,137.1
Financing obligations, net	111.5	112.9
Deferred tax liabilities	458.2	462.8
Other long-term liabilities	36.5	35.8
Total liabilities	3,234.3	3,039.3
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 31.1 and 31.1 shares issued and 28.5 and 28.3 shares outstanding	0.3	0.3
Additional paid-in capital	1,770.0	1,763.1
Accumulated deficit	(472.8)	(462.4)
Accumulated other comprehensive loss	(110.2)	(98.6)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	495.3	510.4
Total liabilities and equity	$3,729.6	$3,549.7

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Equipment rental	$392.5	$350.8	$761.6	$671.4
Sales of revenue earning equipment	78.2	46.4	125.5	100.8
Sales of new equipment, parts and supplies	10.8	14.9	22.2	26.4
Service and other revenue	4.0	3.7	7.5	6.6
Total revenues	485.5	415.8	916.8	805.2
Expenses:
Direct operating	194.5	168.6	390.5	337.5
Depreciation of revenue earning equipment	97.0	94.3	190.3	187.2
Cost of sales of revenue earning equipment	75.8	51.4	117.8	106.3
Cost of sales of new equipment, parts and supplies	8.1	11.1	17.1	19.5
Selling, general and administrative	77.3	78.8	151.8	159.9
Impairment	0.1	29.3	0.1	29.3
Interest expense, net	32.4	31.6	64.4	69.4
Other income, net	(0.2)	0.5	(0.5)	0.2
Total expenses	485.0	465.6	931.5	909.3
Income (loss) before income taxes	0.5	(49.8)	(14.7)	(104.1)
Income tax benefit (provision)	(0.8)	22.2	4.3	37.3
Net loss	$(0.3)	$(27.6)	$(10.4)	$(66.8)
Weighted average shares outstanding:
Basic and diluted	28.4	28.3	28.4	28.3
Loss per share:
Basic and diluted	$(0.01)	$(0.98)	$(0.37)	$(2.36)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(0.3)	$(27.6)	$(10.4)	$(66.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8.8)	7.0	(14.2)	8.7
Unrealized gains and losses on hedging instruments:
Unrealized gains (losses) on hedging instruments	0.7	(0.5)	3.0	(0.9)
Income tax (provision) benefit related to hedging instruments	(0.2)	0.2	(0.8)	0.4
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	0.2	0.5	0.5	0.9
Pension and postretirement benefit liability adjustments arising during the period	—	(2.7)	—	(2.7)
Income tax provision (benefit) related to defined benefit pension plans	—	0.9	(0.1)	0.7
Total other comprehensive income (loss)	(8.1)	5.4	(11.6)	7.1
Total comprehensive loss	$(8.4)	$(22.2)	$(22.0)	$(59.7)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2017	28.3	$0.3	$1,763.1	$(462.4)	$(98.6)	$(692.0)	$510.4
Net loss	—	—	—	(10.4)	—	—	(10.4)
Other comprehensive loss	—	—	—	—	(11.6)	—	(11.6)
Net settlement on vesting of equity awards	0.1	—	(1.1)	—	—	—	(1.1)
Stock-based compensation charges	—	—	6.6	—	—	—	6.6
Employee stock purchase plan	—	—	0.9	—	—	—	0.9
Exercise of stock options	0.1	—	0.5	—	—	—	0.5
June 30, 2018	28.5	$0.3	$1,770.0	$(472.8)	$(110.2)	$(692.0)	$495.3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(10.4)	$(66.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of revenue earning equipment	190.3	187.2
Depreciation of property and equipment	25.4	22.1
Amortization of intangible assets	2.1	2.2
Amortization of deferred debt and financing obligations costs	3.1	3.2
Stock-based compensation charges	6.6	4.5
Impairment	0.1	29.3
Provision for receivables allowance	24.1	21.9
Deferred taxes	(4.3)	(37.3)
(Gain) loss on sale of revenue earning equipment	(7.7)	5.5
Income from joint ventures	(0.9)	(0.7)
Other	5.8	0.7
Changes in assets and liabilities:
Receivables	(1.4)	(31.7)
Inventory, prepaid and other assets	(0.8)	(2.3)
Accounts payable	10.6	(15.6)
Accrued liabilities and other long-term liabilities	(9.7)	4.1
Net cash provided by operating activities	232.9	126.3
Cash flows from investing activities:
Revenue earning equipment expenditures	(300.5)	(160.8)
Proceeds from disposal of revenue earning equipment	130.1	88.6
Non-rental capital expenditures	(33.2)	(26.0)
Proceeds from disposal of property and equipment	2.4	1.7
Net cash used in investing activities	(201.2)	(96.5)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Repayments of long-term debt	—	(123.5)
Proceeds from revolving lines of credit	186.0	279.4
Repayments on revolving lines of credit	(204.7)	(183.7)
Principal payments under capital lease and financing obligations	(8.9)	(7.8)
Debt extinguishment costs	—	(3.7)
Proceeds from exercise of stock options and other	0.5	—
Proceeds from employee stock purchase plan	0.9	0.3
Net settlement on vesting of equity awards	(1.1)	—
Net cash used in financing activities	(27.3)	(39.0)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1.9)	0.5
Net increase (decrease) in cash, cash equivalents and restricted cash during the period	2.5	(8.7)
Cash, cash equivalents and restricted cash at beginning of period	41.5	31.0
Cash, cash equivalents and restricted cash at end of period	$44.0	$22.3

Supplemental disclosure of cash flow information:
Cash paid for interest	$61.5	$64.9
Cash paid for income taxes, net	$10.7	$1.8
Supplemental disclosure of non-cash investing activity:
Purchases of revenue earning equipment in accounts payable	$223.7	$176.9
Disposals of revenue earning equipment in accounts receivable	$—	$4.4
Non-rental capital expenditures in accounts payable	$3.6	$13.2
Supplemental disclosure of non-cash financing activity:
Non-cash settlement of transactions with THC through equity	$—	$4.0

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," "the Company" or, as the context requires, "its") is one of the leading equipment rental suppliers with approximately 275 locations at June 30, 2018, principally in North America. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). Operations are conducted under the Herc Rentals brand in the United States and Canada and under the Hertz Equipment Rental brand in other international locations. With over 50 years of experience, we are a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to our principal business of equipment rental, we sell used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provide repair, maintenance, equipment management services and safety training to certain of our customers; offer equipment re-rental services and provide on-site support to our customers; and provide ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

Our classic fleet includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction and lighting. Our equipment rental business is supported by ProSolutionsTM, our industry-specific solutions-based services which includes power generation, climate control, remediation and restoration, and studio and production equipment, and our ProContractor professional grade tools.

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

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, however, these condensed consolidated financial statements do not include all of the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the condensed consolidated financial statements include allowance for accounts receivable, depreciation of revenue earning equipment, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, pension and postretirement benefits, valuation of stock-based compensation, reserves for litigation and other contingencies, accounting for income taxes, among others.

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
Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued guidance to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The Company adopted this guidance on January 1, 2018 in accordance with the effective date and has amended its statement of cash flows for the six months ended June 30, 2017 by reclassifying $3.7 million of debt extinguishment costs from cash used in operating activities to cash used in financing activities.

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

Statement of Cash Flows: Restricted Cash

In November 2016, the FASB issued guidance requiring restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The Company adopted this guidance on January 1, 2018 in accordance with the effective date and has amended its statement of cash flows for the six months ended June 30, 2017 accordingly.

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

The Company expects to adopt this guidance on its effective date of January 1, 2019 and is currently in the process of assessing the potential impact this guidance may have on its financial position, results of operations and cash flows, including which of its existing lease arrangements will be impacted by the new guidance and whether other arrangements not currently classified as leases may become subject to the guidance. The Company plans to take advantage of the transition package of practical expedients permitted within the new standard which, among other things, allows the historical lease classification to be carried forward.  Additionally, the Company is implementing a lease management system to assist in the accounting and is evaluating additional changes to its processes and internal controls to ensure the new reporting and disclosure requirements are met upon adoption.

Additionally, as discussed in Note 3, "Revenue Recognition," most of the Company's equipment rental revenues will be accounted for under the current lease accounting standard, Accounting Standards Codification (“ASC”) Topic 840, Leases, ("Topic 840") until the adoption of the new lease accounting standard ("Topic 842"). While the Company's review of the equipment rental revenue under Topic 842 is ongoing, the Company has preliminarily concluded that no significant changes are expected to the accounting for most of its equipment rental revenues upon adoption of Topic 842.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company’s business is primarily focused in North America with revenue from the United States representing approximately 88.7% and 88.1% of total revenue for the three and six months ended June 30, 2018, respectively, compared to 87.9% and 88.0% for the same periods in 2017.
The Company’s rental transactions are principally accounted for under Topic 840. The Company’s sale of revenue earning and new equipment, parts and supplies along with certain services provided to customers are accounted for under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). Prior to the adoption of Topic 606, the Company accounted for these non-rental transactions under ASC Topic 605, Revenue Recognition ("Topic 605").
The following tables summarize the applicable accounting guidance for the Company’s revenues for the three and six months ended June 30, 2018 and 2017, respectively (in millions):

	Three Months Ended June 30,
	2018			2017
	Topic 840	Topic 606	Total	Topic 840	Topic 605	Total
Revenues:
Equipment rental	$356.1	$—	$356.1	$321.6	$—	$321.6
Other rental revenue:
Delivery and pick-up	—	21.2	21.2	—	18.0	18.0
Other	15.2	—	15.2	11.2	—	11.2
Total other rental revenues	15.2	21.2	36.4	11.2	18.0	29.2
Total equipment rentals	371.3	21.2	392.5	332.8	18.0	350.8
Sales of revenue earning equipment	—	78.2	78.2	—	46.4	46.4
Sales of new equipment, parts and supplies	—	10.8	10.8	—	14.9	14.9
Service and other revenues	—	4.0	4.0	—	3.7	3.7
Total revenues	$371.3	$114.2	$485.5	$332.8	$83.0	$415.8

	Six Months Ended June 30,
	2018			2017
	Topic 840	Topic 606	Total	Topic 840	Topic 605	Total
Revenues:
Equipment rental	$696.8	$—	$696.8	$618.6	$—	$618.6
Other rental revenue:
Delivery and pick-up	—	38.4	38.4	—	32.9	32.9
Other	26.4	—	26.4	19.9	—	19.9
Total other rental revenues	26.4	38.4	64.8	19.9	32.9	52.8
Total equipment rentals	723.2	38.4	761.6	638.5	32.9	671.4
Sales of revenue earning equipment	—	125.5	125.5	—	100.8	100.8
Sales of new equipment, parts and supplies	—	22.2	22.2	—	26.4	26.4
Service and other revenues	—	7.5	7.5	—	6.6	6.6
Total revenues	$723.2	$193.6	$916.8	$638.5	$166.7	$805.2

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Topic 840 revenues
Equipment Rental Revenue
Equipment rental revenue includes revenue generated from renting equipment to customers and is recognized on a straight-line basis over the length of the rental contract. The Company offers a broad portfolio of equipment for rent on a daily, weekly or monthly basis with most rental agreements cancelable upon the return of the equipment. Virtually all customer contracts can be canceled with no penalty by the customer by returning the equipment within one day, therefore, the Company does not allocate the transaction price between the different contract elements. Also included in equipment rental revenue is re-rent revenue in which the Company will rent specific pieces of equipment from vendors and then re-rent that equipment to its customers. Provisions for discounts, rebates to customers and other adjustments are provided for in the period the related revenue is recorded.
Other
Other equipment rental revenue is primarily comprised of fees for the Company’s rental protection program and environmental charges. Fees paid for the rental protection program allow customers to limit the risk of financial loss in the event the Company’s equipment is damaged or lost. Fees for the rental protection program and environmental recovery fees are recognized on a straight-line basis over the length of the rental contract.
Topic 606 revenues
Delivery and pick-up
Delivery and pick-up revenue associated with renting equipment is recognized when the services are performed.
Sales of Revenue Earning Equipment, New Equipment, Parts and Supplies
The Company sells its used revenue earning equipment, new equipment, parts and supplies. Revenues recorded for each category are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales of revenue earning equipment	$78.2	$46.4	$125.5	$100.8
Sales of new equipment	4.6	8.2	10.4	13.4
Sales of parts and supplies	6.2	6.7	11.8	13.0
Total	$89.0	$61.3	$147.7	$127.2
The Company recognizes revenue from the sale of revenue earning equipment, new equipment, parts and supplies when control of the asset transfers to the customer, which is typically when the asset is picked up by or delivered to the customer and when significant risks and rewards of ownership have passed to the customer. Sales and other tax amounts collected from customers and remitted to government authorities are accounted for on a net basis and, therefore, excluded from revenue.
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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of revenue earning equipment, new equipment, parts and supplies, was approximately $31.0 million as of June 30, 2018.

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

The Company does not have contract assets or material contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three and six months ended June 30, 2018 that was included in the contract liability balance as of the beginning of such period.

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and six months ended June 30, 2018 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 4—Revenue Earning Equipment

Revenue earning equipment consists of the following (in millions):

	June 30, 2018	December 31, 2017
Revenue earning equipment	$3,955.8	$3,757.2
Less: Accumulated depreciation	(1,370.4)	(1,382.6)
Revenue earning equipment, net	$2,585.4	$2,374.6

Note 5—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at June 30, 2018	Weighted Average Stated Interest Rate at June 30, 2018	Fixed or Floating Interest Rate	Maturity	June 30, 2018	December 31, 2017
Senior Secured Second Priority Notes
2022 Notes	7.88%	7.50%	Fixed	2022	$488.0	$488.0
2024 Notes	8.06%	7.75%	Fixed	2024	500.0	500.0
Other Debt
ABL Credit Facility	N/A	3.77%	Floating	2021	1,110.0	1,130.0
Capital leases	4.05%	N/A	Fixed	2018-2022	45.3	53.7
Other borrowings	N/A	4.79%	Floating	2018	3.9	2.6
Unamortized Debt Issuance Costs(a)					(13.4)	(14.5)
Total debt					2,133.8	2,159.8
Less: Current maturities of long-term debt					(24.2)	(22.7)
Long-term debt, net					$2,109.6	$2,137.1

(a)
Unamortized debt issuance costs totaling $11.4 million and $13.3 million related to the ABL Credit Facility (as defined below) are included in "Other long-term assets" in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.

The effective interest rates for the fixed rate 2022 Notes and 2024 Notes (as defined below) include the stated interest on the notes and the amortization of any debt issuance costs.

Senior Secured Second Priority Notes

In June 2016, Herc issued $610.0 million aggregate principal amount of 7.50% senior secured second priority notes due 2022 (the "2022 Notes") and $625.0 million aggregate principal amount of 7.75% senior secured second priority notes due 2024 (the "2024 Notes" and, together with the 2022 Notes, the "Notes"). In March and October 2017, Herc drew down on its ABL Credit Facility (as defined below) and cumulatively redeemed $122.0 million in aggregate principal amount of the 2022 Notes and $125.0 million in aggregate principal amount of the 2024 Notes. See Note 15, "Subsequent Event" regarding an additional partial redemption of the Notes.

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

Other Borrowings

The Company's subsidiary in China has uncommitted credit agreements with a bank for up to the aggregate principal amount of $10.0 million. Interest accrues on the loans drawn under these facilities at a rate of 110% of the prevailing base lending rates published by People's Bank of China and is payable quarterly. As of June 30, 2018, the Company had short-term borrowings under these facilities totaling $3.9 million.

Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company under the ABL Credit Facility as of June 30, 2018 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$617.2	$617.2

In addition, as of June 30, 2018, the Company's subsidiary in China had uncommitted credit facilities of which $6.1 million was available for borrowing.

Letters of Credit

As of June 30, 2018, $22.8 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $227.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Note 6—Financing Obligations

In October 2017, Herc consummated a sale-leaseback transaction pursuant to which it sold 42 of its properties located in the U.S. for gross proceeds of approximately $119.5 million, and entered into a master lease agreement pursuant to which it has continued operations at those properties as a tenant. The triple net lease agreement has an initial term of 20 years, subject to extension, at Herc's option, for up to five additional periods of five years each. The sale of the properties did not qualify for sale-leaseback accounting due to continuing involvement with the properties. Therefore, the book value of the building and land remains on the Company's condensed consolidated balance sheet.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at June 30, 2018	Maturity	June 30, 2018	December 31, 2017
Financing obligations	4.62%	2037	$116.7	$118.2
Unamortized financing issuance costs			(2.5)	(2.6)
Total financing obligations			114.2	115.6
Less: Current maturities of financing obligations			(2.7)	(2.7)
Financing obligations, net			$111.5	$112.9

Note 7—Income Taxes

Income tax provision was $0.8 million and income tax benefit was $4.3 million for the three and six months ended June 30, 2018, respectively, which were primarily driven by the level of pre-tax income (loss), partially offset by non-deductible expenses, foreign taxes and valuation allowances recorded on losses generated by certain foreign loss jurisdictions. The effective tax rate for the 2018 fiscal year is expected to be approximately 28.0%.

Tax Cuts and Jobs Act

The 2017 Tax Act was enacted in December 2017 which reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company determined a reasonable estimate of (i) the effects on existing deferred tax balances and (ii) the one-time transition tax. The Company recognized a provisional income tax benefit of $207.1 million in the year ended December 31, 2017 associated with these items that it reasonably estimated. As of June 30, 2018, the Company has not changed the provisional estimates recognized in 2017. Given the complexity of the 2017 Tax Act, the Company is still evaluating the tax impact and the date the Company expects to complete the accounting is not currently determinable while it continues to obtain the information required to complete the accounting. Given the provisional amounts recognized in 2017, and the fact that the Company has not changed its provisional estimates, the impact of measurement period adjustments was not material during the six months ended June 30, 2018.

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

Note 8—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the six months ended June 30, 2018 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Unrealized Losses on Hedging Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(13.5)	$1.3	$(86.4)	$(98.6)
Other comprehensive income (loss) before reclassification	—	2.2	(14.2)	(12.0)
Amounts reclassified from accumulated other comprehensive loss	0.4	—	—	0.4
Net current period other comprehensive income (loss)	0.4	2.2	(14.2)	(11.6)
Balance at June 30, 2018	$(13.1)	$3.5	$(100.6)	$(110.2)

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Amounts reclassified from accumulated other comprehensive income (loss) to net loss were as follows (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Pension and other postretirement benefit plans	Statement of Operations Caption	2018	2017	2018	2017
Amortization of actuarial losses	Selling, general and administrative	$0.2	$0.5	$0.5	$0.9
Tax benefit	Income tax benefit	—	(0.2)	(0.1)	(0.4)
Total reclassifications for the period		$0.2	$0.3	$0.4	$0.5

Note 9—Commitments and Contingencies

Legal Proceedings

From time to time the Company is a party to various legal proceedings. Summarized below are the most significant legal proceedings to which the Company is a party.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a putative shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Hertz Holdings made material misrepresentations and/or omission of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The complaint sought unspecified monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings moved to dismiss the amended complaint. In October 2014, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing the plaintiff to amend the complaint a second time. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, Hertz Holdings moved to dismiss the second amended complaint. In July 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing plaintiff to file a third amended complaint. In August 2015, plaintiff filed a third amended complaint which included additional allegations, named additional then-current and former officers as defendants and expanded the putative class period to extend from February 14, 2013 to July 16, 2015. In November 2015, Hertz Holdings moved to dismiss the third amended complaint. The plaintiff then sought leave to add a new plaintiff because of challenges to the standing of the first plaintiff. The court granted plaintiff leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint with prejudice on March 24, 2016. In April 2017, the court granted Hertz Holdings' and the individual defendants' motions to dismiss and dismissed the action with prejudice. In May 2017, plaintiff filed a notice of appeal and, in October 2017, the U.S. Court of Appeals for the Third Circuit issued a briefing schedule. Briefing was completed in February 2018, and oral argument before the court was conducted on
June 12, 2018.

Governmental Investigations - In June 2014, Hertz Holdings was advised by the staff of the New York Regional Office of the SEC that it is investigating the events disclosed in certain of Hertz Holdings’ filings with the SEC. In addition, starting in June 2016, Hertz Holdings and New Hertz have had communications with the United States Attorney’s Office for the District of New Jersey regarding the same or similar events. New Hertz is responsible for managing these matters. The investigations and communications generally involve the restatements included in Hertz Holdings’ 2014 Form 10-K and related accounting for prior periods. The Company has and intends to continue to cooperate with all governmental requests related to the foregoing. New Hertz is engaged in discussions with the enforcement staff of the New York office of the SEC (“Staff”) to resolve certain matters under investigation. Any proposed settlement that might result from discussions with Staff would be subject to additional reviews and approvals, including acceptance and authorization by the SEC. The Company cannot predict the ultimate timing or the final terms of a possible settlement, including any settlement amount. Given the uncertainties associated with the matters under discussion and the immateriality to the Company of the Company’s share of the minimum amount of probable loss based on current circumstances, the Company has not accrued a loss contingency at this time. However, it is possible that an adverse outcome with respect to the

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

restatement investigations could result in losses that could be material to the Company’s consolidated financial condition, results of operations or cash flows in any particular reporting period.

Additionally, Hertz Holdings previously identified certain activities by THC's former vehicle rental operations in Brazil that raised issues under the Foreign Corrupt Practices Act (the “FCPA”) and other federal and local laws. THC self-reported these issues to appropriate government entities. The matters associated with the FCPA and other federal matters have been resolved without further action by the applicable government entities. Any ongoing matters under local Brazilian laws are not expected to have any impact on the Company.

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

Environmental

The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

substantial. The probable expenses that the Company expects to incur for such matters have been accrued, and those expenses are reflected in the Company's consolidated financial statements. As of June 30, 2018 and December 31, 2017, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" were $0.1 million. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which the Company ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as the Company's connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

The following table summarizes the outstanding interest rate swap arrangement as of June 30, 2018 (dollars in millions):

	Aggregate Notional Amount	Receive Rate	Receive Rate as of June 30, 2018	Pay Rate
ABL Credit Facility	$350.0	1 month LIBOR + 1.75%	3.8%	3.5%

The following table summarizes the estimated fair value of the Company's financial instruments (in millions):

	Fair Value of Financial Instruments
	Other Long-Term Assets		Accrued Liabilities
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments
Interest rate swap	$5.1	$2.1	$—	$—

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

	Gain (Loss) Recognized
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	$0.8	$(0.4)	$0.2	$(3.6)

Note 11—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

Cash Equivalents

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at June 30, 2018 or December 31, 2017.

Financial Instruments

The fair value of the Company's financial instruments as of June 30, 2018 and December 31, 2017 is shown in Note 10, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	June 30, 2018		December 31, 2017
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Debt	$2,147.2	$2,208.3	$2,174.3	$2,260.9

Note 12—Loss Per Share

Basic loss per share has been computed based upon the weighted average number of common shares outstanding. Diluted loss per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following table sets forth the computation of basic and diluted loss per share (in millions, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic and diluted loss per share:
Numerator:
Net loss, basic and diluted	$(0.3)	$(27.6)	$(10.4)	$(66.8)
Denominator:
Basic weighted average common shares	28.4	28.3	28.4	28.3
Stock options, RSUs and PSUs	—	—	—	—
Weighted average shares used to calculate diluted loss per share	28.4	28.3	28.4	28.3
Loss per share:
Basic and diluted	$(0.01)	$(0.98)	$(0.37)	$(2.36)
Antidilutive stock options, RSUs and PSUs	0.7	0.9	0.7	0.8

Note 13—Related Party Transactions

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

Pursuant to the Icahn Agreements, Messrs, Mather, Pastor and Mongillo were appointed to the Company’s Board effective June 30, 2016 and Mr. Graziano was elected to the Board at the Company's 2018 annual meeting of stockholders in place of Mr. Mongillo. Pursuant to the Icahn Agreements, so long as an Icahn Designee is a member of the Board, the Board will not be expanded beyond its current size of 11 members without approval from the Icahn Designees then on the Board. In addition, pursuant to the Icahn Agreements, subject to certain restrictions and requirements, the Icahn Group will have certain replacement rights in the event an Icahn Designee resigns or is otherwise unable to serve as a director (other than as a result of not being nominated by the Company for an annual meeting).

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

Transition Services Agreement

The Company entered into a transition services agreement ("TSA"), pursuant to which New Hertz or its affiliates provided, during the three and six months ended June 30, 2018, specified services, primarily consisting of IT support, to the Company on a transitional basis to help ensure an orderly transition following the Spin-Off. Effective upon the migration of the Company’s financial systems from the New Hertz system to a stand-alone system in July 2018, the Company receives no further services from New Hertz under the TSA. During the three and six months ended June 30, 2018, the Company incurred expenses of $2.8 million and $5.7 million, respectively, under the TSA which are included in "Direct operating" and "Selling, general and administrative" expenses in the Company's condensed consolidated statements of operations, compared to $4.9 million and $10.1 million for the same periods in 2017.

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

Real Estate Arrangements

The Company and New Hertz entered into certain real estate lease agreements pursuant to which the Company leased certain office space from New Hertz through June 30, 2018 and New Hertz leased certain rental facilities space from the Company, through April 30, 2018. Rent payments were negotiated based on comparable fair market rental rates.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 15—Subsequent Event

Notes Redemption

On July12, 2018, pursuant to the terms of the supplemental indentures governing the Notes, for the redemption period from June 1, 2018 to May 31, 2019, Herc redeemed $61.0 million in aggregate principal amount of the 2022 Notes and $62.5 million in aggregate principal amount of the 2024 Notes at a redemption price of 103% of the aggregate principal amount plus accrued and unpaid interest thereon, if any, to, but not including, the date of redemption. Herc drew down on its ABL Credit Facility to fund the redemption.

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

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

We are engaged principally in the business of renting equipment. Ancillary to our principal business of equipment rental, we also sell used rental equipment, sell new equipment and consumables and offer certain services and support to our customers. Our profitability is dependent upon a number of factors including the volume, mix and pricing of rental transactions and the utilization of equipment. Significant changes in the purchase price or residual values of equipment or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. Our business requires significant expenditures for equipment, and consequently we require substantial liquidity to finance such expenditures. See "Liquidity and Capital Resources" below.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Equipment rental	$392.5	$350.8	$41.7	11.9%	$761.6	$671.4	$90.2	13.4%
Sales of revenue earning equipment	78.2	46.4	31.8	68.5	125.5	100.8	24.7	24.5
Sales of new equipment, parts and supplies	10.8	14.9	(4.1)	(27.5)	22.2	26.4	(4.2)	(15.9)
Service and other revenue	4.0	3.7	0.3	8.1	7.5	6.6	0.9	13.6
Total revenues	485.5	415.8	69.7	16.8	916.8	805.2	111.6	13.9
Direct operating	194.5	168.6	25.9	15.4	390.5	337.5	53.0	15.7
Depreciation of revenue earning equipment	97.0	94.3	2.7	2.9	190.3	187.2	3.1	1.7
Cost of sales of revenue earning equipment	75.8	51.4	24.4	47.5	117.8	106.3	11.5	10.8
Cost of sales of new equipment, parts and supplies	8.1	11.1	(3.0)	(27.0)	17.1	19.5	(2.4)	(12.3)
Selling, general and administrative	77.3	78.8	(1.5)	(1.9)	151.8	159.9	(8.1)	(5.1)
Impairment	0.1	29.3	(29.2)	(99.7)	0.1	29.3	(29.2)	(99.7)
Interest expense, net	32.4	31.6	0.8	2.5	64.4	69.4	(5.0)	(7.2)
Other income, net	(0.2)	0.5	(0.7)	NM	(0.5)	0.2	(0.7)	NM
Income (loss) before income taxes	0.5	(49.8)	50.3	101.0	(14.7)	(104.1)	89.4	85.9
Income tax benefit (provision)	(0.8)	22.2	(23.0)	(103.6)	4.3	37.3	(33.0)	(88.5)
Net loss	$(0.3)	$(27.6)	$27.3	98.9%	$(10.4)	$(66.8)	$56.4	84.4%
NM - Not Meaningful

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

Equipment rental revenue increased $41.7 million, or 11.9%, during the second quarter of 2018 when compared to the second quarter of 2017. The increase was attributable to a higher level of equipment on rent resulting from higher demand from existing customers as well as diversifying and growing our customer base, including through increases in our ProSolutionsTM and ProContractor product offerings. Additionally, pricing increased by 2.9% during the second quarter of 2018 as compared to the second quarter of 2017.

Sales of revenue earning equipment increased $31.8 million, or 68.5%, during the second quarter of 2018 when compared to the second quarter of 2017 as we increased the volume of sales to improve the equipment mix and reduce fleet age. The corresponding cost of sales of revenue earning equipment as a percentage of the related revenue was 96.9% in the second quarter of 2018 compared to 110.8% in the second quarter of 2017. The improvement in margin was primarily due to improved pricing based on a strong market for used revenue earning equipment.

Sales of new equipment, parts and supplies decreased $4.1 million, or 27.5%, during the second quarter of 2018 when compared to the second quarter of 2017 driven by our reduction of new equipment sales programs. The cost of sales of new equipment, parts and supplies as a percentage of the related revenue was 75.0% for the second quarter of 2018 compared to 74.5% for the second quarter of 2017.

Direct operating expenses increased $25.9 million, or 15.4%, in the second quarter of 2018 when compared to the second quarter of 2017 primarily due to the following:

•
Fleet and related expenses increased $15.3 million primarily as a result of higher maintenance expense of $5.9 million related to the higher level of equipment on rent and from our ongoing effort to reduce our fleet unavailable for rent.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Delivery and freight expense increased $4.3 million mainly due to an increase in deliveries associated with higher rental volume. Equipment re-rent expense increased $1.4 million to supplement our fleet to accommodate additional customer demand. Fuel expense increased by $1.1 million driven by higher gas prices and sales volume.

•
Personnel-related expenses increased $8.0 million as a result of an increase in salary and salary related expenses primarily associated with continued investment in branch management to drive operational improvements and investments in branch operating personnel to support revenue growth.

•
Other direct operating costs increased $2.6 million primarily due to an increase in facilities expense of $1.4 million and increased depreciation and amortization of $1.3 million primarily related to an increase in service vehicles.

Depreciation of revenue earning equipment increased $2.7 million, or 2.9%, in the second quarter of 2018 when compared with the same period in 2017. The increase was due to a larger fleet size in the second quarter of 2018 as compared to the same period in 2017. The increase was partially offset by additional depreciation recognized in second quarter of 2017, based on the reduction in residual values and the planned holding period of certain classes of assets, that did not recur during the second quarter of 2018.

Selling, general and administrative expenses decreased $1.5 million, or 1.9%, in the second quarter of 2018 when compared to the second quarter of 2017. The decline is primarily due to a decrease in professional fees and other Spin-Off related costs of $7.6 million partially offset by a $2.7 million increase for additional sales personnel and related commissions to drive revenue growth.

Impairment charges of $29.3 million were recorded during the second quarter of 2017. The impairments related to the write-off of intangible assets previously capitalized as part of the development of new financial and point of sale systems of $26.2 million and the impairment of certain revenue earning equipment of $3.1 million that was deemed held for sale at June 30, 2017.

Interest expense, net increased $0.8 million, or 2.5%, in the second quarter of 2018 when compared to the second quarter of 2017. Interest expense on the ABL Credit Facility increased based on higher average outstanding borrowings and a higher average interest rate during the second quarter of 2018 compared to the same period in 2017. Mostly offsetting this increase was a decrease in interest expense on the Notes in the second quarter of 2018 due to lower average outstanding borrowings due to the redemption made in October 2017.

Income tax provision was $0.8 million for the second quarter of 2018 compared to income tax benefit of $22.2 million for the same period in 2017. In addition to the impacts of the 2017 Tax Act, income tax provision in 2018 was primarily driven by pre-tax income, non-deductible expenses, foreign taxes and valuation allowances recorded on losses generated by certain foreign loss jurisdictions. Income tax benefit in the comparable period of 2017 was primarily driven by certain nondeductible charges within the quarter.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

Equipment rental revenue increased $90.2 million or 13.4%, during the first half of 2018 when compared to the first half of 2017. The increase was attributable to a higher level of revenue earning equipment on rent resulting from higher demand from existing customers as well as diversifying and growing our customer base, including through increases in our ProSolutionsTM and ProContractor product offerings. Additionally, pricing increased by 2.8% during the first half of 2018 as compared to the first half of 2017.

Sales of revenue earning equipment increased $24.7 million, or 24.5%, during the first half of 2018 when compared to the first half of 2017 as we increased the volume of sales to improve the equipment mix and reduce fleet age. The corresponding cost of sales of revenue earning equipment as a percentage of the related revenue was 93.9% in the first half of 2018 compared to 105.5% in the first half of 2017. The improvement in margin was due to improved pricing based on a strong market for used revenue earning equipment.

Sales of new equipment, parts and supplies decreased $4.2 million, or 15.9%, during the first half of 2018 when compared to the first half of 2017 driven by our reduction of new equipment sales programs. The cost of sales of new equipment, parts and supplies as a percentage of the related revenue was 77.0% for the first half of 2018 compared to 73.9% for the first half of 2017. The increase was due to the mix of the new equipment sold.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Direct operating expenses increased $53.0 million, or 15.7%, in the first half of 2018 when compared to the first half of 2017 primarily due to the following:

•
Fleet and related expenses increased $31.7 million primarily as a result of higher maintenance expense of $9.9 million related to the higher level of equipment on rent and from our ongoing effort to reduce our fleet unavailable for rent. Delivery and freight expense increased $7.7 million mainly due to an increase in deliveries associated with higher rental volume. Equipment re-rent expense increased $4.2 million to supplement our fleet to accommodate additional customer demand. Fuel expense increased by $2.2 million driven by higher gas prices and sales volume.

•
Personnel-related expenses increased $15.7 million as a result of an increase in salary and salary related expenses primarily associated with continued investment in branch management to drive operational improvements and investments in branch operating personnel to support revenue growth.

•
Other direct operating costs increased $5.6 million primarily due to increased depreciation and amortization of $3.2 million primarily related to an increase in service vehicles and an increase in facilities expense of $2.5 million.

Depreciation of revenue earning equipment increased $3.1 million, or 1.7%, in the first half of 2018 when compared with the same period in 2017. The increase was due to a larger fleet size in the first half of 2018 as compared to the same period in 2017. The increase was partially offset by additional depreciation recognized in first half of 2017, based on the reduction in residual values and the planned holding period of certain classes of assets, that did not recur during the first half of 2018.

Selling, general and administrative expenses decreased $8.1 million, or 5.1%, in the first half of 2018 when compared to the first half of 2017. The decrease is primarily due to a decrease in professional fees and other Spin-Off related costs of $14.1 million partially offset by a $5.6 million increase for additional sales personnel and related commissions to drive revenue growth.

Impairment charges of $29.3 million were recorded during the second quarter of 2017. The impairments related to the write-off of intangible assets previously capitalized as part of the development of new financial and point of sale systems of $26.2 million and the impairment of certain revenue earning equipment of $3.1 million that was deemed held for sale at June 30, 2017.

Interest expense, net decreased $5.0 million, or 7.2%, in the first half of 2018 when compared to the first half of 2017. Interest expense on the Notes was lower in the first half of 2018 due to lower average outstanding borrowings due to redemptions made in March and October 2017. Partially offsetting the decrease in interest expense on the Notes was an increase in interest expense on the ABL Credit Facility based on higher average outstanding borrowings and a higher average interest rate during the first half of 2018 compared to the same period in 2017. Additionally, in the first half of 2017, interest expense was higher due to the loss on extinguishment of $5.8 million recognized related to the redemption of the Notes made during March 2017.

Income tax benefit was $4.3 million for the first half of 2018 compared to $37.3 million for the same period in 2017. In addition to the impacts of the 2017 Tax Act, income tax benefit in 2018 was primarily driven by pre-tax loss, non-deductible expenses, foreign taxes and valuation allowances recorded on losses generated by certain foreign loss jurisdictions. Income tax benefit in the comparable period of 2017 was primarily driven by certain nondeductible charges within the period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations and servicing of debt. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of June 30, 2018, we had approximately $2.1 billion of total nominal indebtedness outstanding. We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of June 30, 2018 consisted of cash and cash equivalents and unused commitments under our ABL Credit Facility. See "Borrowing Capacity and Availability" below. Our practice is to maintain sufficient liquidity through cash from operations and our ABL Credit Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that

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
The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Six Months Ended June 30,
	2018	2017	$ Change
Cash provided by (used in):
Operating activities	$232.9	$126.3	$106.6
Investing activities	(201.2)	(96.5)	(104.7)
Financing activities	(27.3)	(39.0)	11.7
Effect of exchange rate changes	(1.9)	0.5	(2.4)
Net change in cash and cash equivalents	$2.5	$(8.7)	$11.2

Operating Activities

During the six months ended June 30, 2018, we generated $106.6 million more cash from operating activities compared with the same period in 2017. The increase was related to a decrease in operating losses primarily resulting from higher revenues and lower professional fees and other Spin-Off related costs and the timing of collections, based on increased collection efforts, of accounts receivable during the six months ended June 30, 2018 as compared to the same period in 2017.

Investing Activities

Cash used in investing activities increased $104.7 million for the six months ended June 30, 2018 as compared to the same period in 2017. Our primary use of cash in investing activities is for the acquisition of revenue earning equipment and non-rental capital expenditures. We rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities

Cash used in financing activities decreased $11.7 million for the six months ended June 30, 2018 as compared to the same period in 2017. Cash flows from financing activities during the six months ended June 30, 2018 primarily represents our changes in debt, which included the net repayments of $18.7 million on our revolving lines of credit.

Capital Expenditures

Our capital expenditures relate largely to purchases of revenue earning equipment, with the remaining portion representing purchases of property, equipment and information technology. The table below sets forth the capital expenditures related to our revenue earning equipment and related disposals for the periods noted (in millions).

	Six Months Ended June 30,
	2018	2017
Revenue earning equipment expenditures	$300.5	$160.8
Disposals of revenue earning equipment	(130.1)	(88.6)
Net revenue earning equipment expenditures	$170.4	$72.2
Net capital expenditures for revenue earning equipment increased $98.2 million during the six months ended June 30, 2018 compared to the same period in 2017. During 2018, we purchased more revenue earning equipment to increase the amount of

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

equipment available for rent based on higher demand from our customers, with increased purchases in our ProSolutionsTM and ProContractor equipment.
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

As of June 30, 2018, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$617.2	$617.2

In addition, as of June 30, 2018, the Company's subsidiary in China had uncommitted credit facilities of which $6.1 million was available for borrowing.

As of June 30, 2018, $22.8 million of stand by letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon. The ABL Credit Facility had $227.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. We are in compliance with our covenants as of June 30, 2018.

At June 30, 2018, Herc Holdings' balance sheet was substantially identical to that of Herc, the borrower, with the exception of the components of shareholders equity. For the three and six months ended June 30, 2018 and 2017, the statements of operations of Herc Holdings and Herc were identical.

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2018, there have been no material changes outside of the ordinary course of business to our known contractual obligations as set forth in the Contractual Obligations table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the period ended December 31, 2017.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of June 30, 2018, there have been no material changes to our indemnification obligations as disclosed in Note 16, “Commitments and Contingencies” in our Annual Report on Form 10-K for the period ended December 31, 2017.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our plans, intentions, objectives, goals, strategies, forecasts, future events, future revenue or performance, capital expenditures, financing needs, business trends and other information that is not historical information. When used in this Report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so designated. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will be achieved.

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

result, the value of our common stock and our ability to obtain future financing on acceptable terms, and we may identify additional material weaknesses; our efforts to design and implement an effective control environment may not be sufficient to remediate the material weaknesses, or to prevent future material weaknesses; such material weaknesses could result in a material misstatement of our consolidated financial statements that would not be prevented or detected; we continue to expend significant costs and devote management time and attention and other resources to matters related to our internal control over financial reporting; our material weaknesses could expose us to additional risks that could materially adversely affect our ability to execute our strategic plan and our financial position, results of operations and cash flows; any significant disruption or deficiency in the design of or implementing new information technology (“IT”) systems, including the financial system migrated from New Hertz, could materially adversely affect our ability to accurately maintain our books and records or otherwise operate our business; and Hertz Holdings' restatement has been costly and has resulted in government investigations and other legal actions and could result in government enforcement actions and private litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows;

•	Business risks could have a material adverse effect on our business, results of operations, financial condition and/or liquidity, including:

•
the cyclicality of our business and its dependence on levels of capital investment and maintenance expenditures by our customers; a slowdown in economic conditions or adverse changes in the level of economic activity or other economic factors specific to our customers or their industries, in particular, contractors and industrial customers;

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

As of June 30, 2018, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the period ended December 31, 2017.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, due to the identification of material weaknesses in our internal control over financial reporting previously identified and reported in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and the rules promulgated thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As reported in our 2017 Form 10-K, we did not maintain effective internal control over financial reporting as of December 31, 2017 as a result of material weaknesses in the Risk Assessment and Control Activities areas which continue to exist as of June 30, 2018. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to Item 9A in our 2017 Form 10-K for a description of our material weaknesses and remediation efforts undertaken by management.

Remediation Efforts and Status of Previously Reported Material Weaknesses

Our material weaknesses were not remediated at June 30, 2018; however, during the six months ended June 30, 2018, we have undertaken steps toward remediation of the material weaknesses identified in our internal control over financial reporting. Our Board of Directors and management take internal control over financial reporting and the integrity of the Company’s financial statements seriously and believe that the steps described below are essential to implementing strong and effective internal control over financial reporting and a strong internal control environment.

Our management continues to strengthen our internal control over financial reporting and to remediate the material weaknesses identified in the 2017 Form 10-K, including assessing the additional remediation steps needed and implementing measures to remediate the underlying causes that gave rise to the material weaknesses.
The following steps are among the measures taken by the Company in addition to continuing the remediation efforts described in Item 9A in our 2017 Form 10-K. As indicated below, a number of these initiatives directly relate to strengthening our controls and addressing specific control deficiencies which contributed to the material weaknesses. Because of these efforts, as of the date of this filing, the Company believes it has made progress toward remediating the underlying causes of the material weaknesses. Specifically, the Company has undertaken the following steps during the six months ended June 30, 2018, to remediate the deficiencies underlying the material weaknesses:

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES (continued)

•
We developed and are implementing the revised control activities and procedures associated with user access and privileged access to our IT systems, including our financial applications and data, with appropriate segregation of duties. We have provided, and will continue to provide, ongoing training to IT system control owners regarding risks, controls and maintaining adequate control evidence. In addition, we have hired and will continue to hire additional resources to administer IT general controls and IT systems.

•
We developed and have implemented redesigned controls over the occurrence of equipment rental revenue. In addition, we have delivered supplemental training to appropriate field personnel, to strengthen the understanding of the Company’s policies and revised controls implemented regarding rental of equipment. We believe additional time is needed to demonstrate sustainability as it relates to the operating effectiveness of the revised controls.

•
We developed and have implemented enhanced policies and procedures relating to account reconciliations and analysis at December 31, 2017, including enhancing our documentation to reflect the control attributes that are performed. During the six months ended June 30, 2018, the Company commenced testing of the redesigned controls directly related to the identified material weakness. We believe additional time is needed to demonstrate sustainability as it relates to the operating effectiveness of the revised control.

•
We developed and have implemented a revised control over the estimate of earned but unbilled revenue at December 31, 2017. During the six months ended June 30, 2018, the Company commenced testing of the redesigned control directly related to the identified material weakness and believe additional time is needed to demonstrate sustainability as it relates to the operating effectiveness of the revised control.

•
We developed and are implementing enhanced policies, procedures and controls to allow for more timely and increased oversight by our management of the tax provision process and related controls. In addition, we identified and are implementing technology improvements designed to enhance the functionality of our tax provision software to automate tasks and control workflow.

•
The Company continues to hire additional personnel with the requisite skillsets in certain areas important to financial reporting and internal controls. During the six month period ended June 30, 2018, the Company hired a Chief Financial Officer, a Director of Sarbanes-Oxley Compliance and a Director of IT Governance, Risk & Compliance who will bring expertise and provide strong leadership to the Company. These new finance team members will supplement and support the Company’s substantial efforts to design, operate and oversee effective internal controls over financial reporting. Also, we have supplemented and enhanced resources related to training and development for our organization.

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

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the quarter ended June 30, 2018. There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, the Board approved a $1 billion share repurchase program (the "share repurchase program"). There were no share repurchases in the six months ended June 30, 2018. As of June 30, 2018, the approximate dollar value that remains available for purchases under the 2014 share repurchase program is $395.9 million. The program does not obligate us to make any repurchases at any specific time or in any specific situation. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. For more information on the share repurchase program, see Note 19, "Equity and Earnings (Loss) Per Share" to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" in our 2017 Form 10-K.

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

3.2
Amended and Restated By-Laws of Herc Holdings Inc., effective May 17, 2018 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Herc Holdings Inc. (File No. 001-33139), as filed on May 23, 2018).

10.1*	Offer letter, dated as of June 22, 2018, by and between Herc Holdings and Mark Irion.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1**	18 U.S.C. Section 1350 Certifications of Principal Executive Officer and the Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________
*Filed herewith
**Furnished herewith

HERC HOLDINGS INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2018	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK IRION
Mark Irion Senior Vice President and Chief Financial Officer