Form 10-Q
period 2018-09-30
HERC HOLDINGS INC
filed 2018-11-08
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2018, there were 28,498,142 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our plans, intentions, objectives, goals, strategies, forecasts, future events, future revenue or performance, capital expenditures, financing needs, business trends and other information that is not historical information. When used in this Report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so designated. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will be achieved.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 in Part I under Item 1A “Risk Factors,” including:

•
Risks related to material weaknesses in our internal control over financial reporting and the restatement of financial statements previously issued by Hertz Global Holdings, Inc. (in its form prior to the spin-off that effected the separation of the car rental business from us, "Hertz Holdings") including that: we have identified material weaknesses in our internal control over financial reporting that may adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor and lender confidence in us and, as a result, the value of our common stock and our ability to obtain future financing on acceptable terms, and we may identify additional material weaknesses; our efforts to design and implement an effective control environment may not be sufficient to remediate the material weaknesses, or to prevent future material weaknesses; such material weaknesses could result in a material misstatement of our consolidated financial statements that would not be prevented or detected; we continue to expend significant costs and devote management time and attention and other resources to matters related to our internal control over financial reporting; our material weaknesses could expose us to additional risks that could materially adversely affect our ability to execute our strategic plan and our financial position, results of operations and cash flows; any significant disruption or deficiency in the design of or implementing new information technology (“IT”) systems, including the financial system migrated from Hertz Global Holdings, Inc., formerly known as Hertz Rental Car Holding Company, Inc. ("New Hertz"), could materially adversely affect our ability to accurately maintain our books and records or otherwise operate our business; and Hertz Holdings' restatement has been costly and has resulted in government investigations and other legal actions and could result in government enforcement actions and private litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS (CONTINUED)

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

•
Risks related to the spin-off, which effected our separation from New Hertz (the "Spin-Off"), such as: the liabilities we have assumed and will share with New Hertz in connection with the Spin-Off could have a material adverse effect on our business, financial condition and results of operations; if there is a determination that any portion of the Spin-Off transaction is taxable for U.S. federal income tax purposes, including for reasons outside of our control, then we and our stockholders could incur significant tax liabilities, and we could also incur indemnification liability if we are determined to have caused the Spin-Off to become taxable; if New Hertz fails to pay its tax liabilities under the Tax Matters Agreement or to perform its obligations under the Separation and Distribution Agreement, we could incur significant tax and other liability; we have limited operating history as a stand-alone public company, and our historical financial information for periods prior to July 1, 2016, is not necessarily representative of the results that we would have achieved as a separate, publicly traded company, and may not be a reliable indicator of our future results; our ability to engage in financings, acquisitions and other strategic transactions using equity securities is limited due to the tax treatment of the Spin-Off; and the Spin-Off may be challenged by creditors as a fraudulent transfer or conveyance;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS (CONTINUED)

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

PART I—FINANCIAL INFORMATION
ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Cash and cash equivalents	$18.0	$41.5
Receivables, net of allowances of $24.9 and $26.9, respectively	373.5	386.3
Inventory	20.2	23.7
Prepaid and other current assets	22.2	23.0
Total current assets	433.9	474.5
Rental equipment, net	2,620.8	2,374.6
Property and equipment, net	287.0	286.3
Intangible assets, net	294.5	283.9
Goodwill	91.0	91.0
Other long-term assets	43.6	39.4
Total assets	$3,770.8	$3,549.7
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$28.9	$25.4
Accounts payable	233.8	152.0
Accrued liabilities	119.1	113.3
Total current liabilities	381.8	290.7
Long-term debt, net	2,229.0	2,137.1
Financing obligations, net	110.9	112.9
Deferred tax liabilities	458.4	462.8
Other long-term liabilities	36.4	35.8
Total liabilities	3,216.5	3,039.3
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 31.2 and 31.1 shares issued and 28.5 and 28.3 shares outstanding	0.3	0.3
Additional paid-in capital	1,773.8	1,763.1
Accumulated deficit	(426.6)	(462.4)
Accumulated other comprehensive loss	(101.2)	(98.6)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	554.3	510.4
Total liabilities and equity	$3,770.8	$3,549.7

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Equipment rental	$449.0	$413.1	$1,210.6	$1,084.5
Sales of rental equipment	50.1	27.7	175.6	128.5
Sales of new equipment, parts and supplies	14.2	13.9	36.4	40.3
Service and other revenue	2.9	2.9	10.4	9.5
Total revenues	516.2	457.6	1,433.0	1,262.8
Expenses:
Direct operating	194.4	188.1	584.9	525.6
Depreciation of rental equipment	98.3	96.3	288.6	283.5
Cost of sales of rental equipment	51.1	28.6	168.9	134.9
Cost of sales of new equipment, parts and supplies	10.6	10.8	27.7	30.3
Selling, general and administrative	78.4	84.5	230.2	244.4
Impairment	—	—	0.1	29.3
Interest expense, net	38.6	32.4	103.0	101.8
Other income, net	(0.4)	(1.7)	(0.9)	(1.5)
Total expenses	471.0	439.0	1,402.5	1,348.3
Income (loss) before income taxes	45.2	18.6	30.5	(85.5)
Income tax benefit (provision)	1.0	(5.8)	5.3	31.5
Net income (loss)	$46.2	$12.8	$35.8	$(54.0)
Weighted average shares outstanding:
Basic	28.5	28.3	28.4	28.3
Diluted	28.9	28.6	28.9	28.3
Earnings (loss) per share:
Basic	$1.62	$0.45	$1.26	$(1.91)
Diluted	$1.60	$0.45	$1.24	$(1.91)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$46.2	$12.8	$35.8	$(54.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	8.6	12.8	(5.6)	21.5
Unrealized gains and losses on hedging instruments:
Unrealized gains (losses) on hedging instruments	0.2	0.5	3.2	(0.4)
Income tax (provision) benefit related to hedging instruments	—	(0.2)	(0.8)	0.2
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	0.3	0.2	0.8	1.1
Pension and postretirement benefit liability adjustments arising during the period	—	—	—	(2.7)
Income tax (provision) benefit related to defined benefit pension plans	(0.1)	(0.1)	(0.2)	0.6
Total other comprehensive income (loss)	9.0	13.2	(2.6)	20.3
Total comprehensive income (loss)	$55.2	$26.0	$33.2	$(33.7)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2017	28.3	$0.3	$1,763.1	$(462.4)	$(98.6)	$(692.0)	$510.4
Net income	—	—	—	35.8	—	—	35.8
Other comprehensive loss	—	—	—	—	(2.6)	—	(2.6)
Net settlement on vesting of equity awards	0.1	—	(1.1)	—	—	—	(1.1)
Stock-based compensation charges	—	—	9.9	—	—	—	9.9
Employee stock purchase plan	—	—	1.4	—	—	—	1.4
Exercise of stock options	0.1	—	0.5	—	—	—	0.5
September 30, 2018	28.5	$0.3	$1,773.8	$(426.6)	$(101.2)	$(692.0)	$554.3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$35.8	$(54.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of rental equipment	288.6	283.5
Depreciation of property and equipment	38.2	34.0
Amortization of intangible assets	3.6	3.7
Amortization of deferred debt and financing obligations costs	4.7	4.7
Stock-based compensation charges	9.9	7.5
Impairment	0.1	29.3
Provision for receivables allowance	41.0	39.4
Deferred taxes	(6.4)	(31.5)
(Gain) loss on sale of rental equipment	(6.7)	6.4
Income from joint ventures	(1.3)	(1.3)
Other	9.6	2.1
Changes in assets and liabilities:
Receivables	(46.7)	(98.6)
Inventory, prepaid and other assets	(2.2)	(6.7)
Accounts payable	(3.5)	(3.4)
Accrued liabilities and other long-term liabilities	10.3	38.5
Net cash provided by operating activities	375.0	253.6
Cash flows from investing activities:
Rental equipment expenditures	(617.5)	(356.3)
Proceeds from disposal of rental equipment	189.1	121.6
Non-rental capital expenditures	(58.5)	(57.1)
Proceeds from disposal of property and equipment	3.9	2.8
Net cash used in investing activities	(483.0)	(289.0)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Repayments of long-term debt	(123.5)	(123.5)
Proceeds from revolving lines of credit and securitization	650.8	405.9
Repayments on revolving lines of credit and securitization	(424.5)	(238.7)
Principal payments under capital lease and financing obligations	(13.1)	(11.6)
Debt extinguishment costs	(3.7)	(3.7)
Payment of debt financing costs	(1.0)	—
Proceeds from exercise of stock options and other	0.5	0.2
Proceeds from employee stock purchase plan	1.4	0.7
Net settlement on vesting of equity awards	(1.1)	—
Net cash provided by financing activities	85.8	29.3
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1.3)	1.3
Net decrease in cash, cash equivalents and restricted cash during the period	(23.5)	(4.8)
Cash, cash equivalents and restricted cash at beginning of period	41.5	31.0
Cash, cash equivalents and restricted cash at end of period	$18.0	$26.2

Supplemental disclosure of cash flow information:
Cash paid for interest	$90.2	$74.9
Cash paid (refunded) for income taxes, net	$12.0	$(3.1)
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$80.6	$106.7
Non-rental capital expenditures in accounts payable	$5.6	$1.3
Supplemental disclosure of non-cash financing activity:
Non-cash settlement of transactions with THC through equity	$—	$3.6

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," "the Company" or, as the context requires, "its") is one of the leading equipment rental suppliers with approximately 275 locations at September 30, 2018, principally in North America. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). Operations are conducted under the Herc Rentals brand in the United States and Canada and under the Hertz Equipment Rental brand in other international locations. With over 50 years of experience, we are a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to our principal business of equipment rental, we sell used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provide repair, maintenance, equipment management services and safety training to certain of our customers; offer equipment re-rental services and provide on-site support to our customers; and provide ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

Significant estimates inherent in the preparation of the condensed consolidated financial statements include allowance for accounts receivable, depreciation of rental equipment, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, pension and postretirement benefits, valuation of stock-based compensation, reserves for litigation and other contingencies, accounting for income taxes, among others.

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
Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued guidance to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The Company adopted this guidance on January 1, 2018 in accordance with the effective date and has amended its statement of cash flows for the nine months ended September 30, 2017 by reclassifying $3.7 million of debt extinguishment costs from cash used in operating activities to cash used in financing activities.

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

Statement of Cash Flows: Restricted Cash

In November 2016, the FASB issued guidance requiring restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The Company adopted this guidance on January 1, 2018 in accordance with the effective date and has amended its statement of cash flows for the nine months ended September 30, 2017 accordingly.

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
The guidance requires prospective application to an award modified on or after the adoption date. The Company adopted the new guidance on January 1, 2018 in accordance with the effective date and will apply the guidance to any future changes to the terms or conditions of its share-based payment awards.

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

The Company expects to adopt this guidance on its effective date of January 1, 2019 and is currently in the process of assessing the potential impact this guidance may have on its financial position, results of operations and cash flows, including which of its existing lease arrangements will be impacted by the new guidance and whether other arrangements not currently classified as leases may become subject to the guidance. The Company plans to take advantage of the transition package of practical expedients permitted within the new standard which, among other things, allows the historical lease classification to be carried forward.  Additionally, the Company is implementing a lease management system to assist in the accounting and is evaluating additional changes to its processes and internal controls to ensure the new reporting and disclosure requirements are met upon adoption. Upon adoption, the Company currently expects to recognize additional lease liabilities totaling between $165.0 million and $185.0 million, with corresponding ROU assets.  The liabilities will be calculated as the present value of the remaining minimum rental payments for existing operating leases. This estimate could change due to factors including future lease versus buy decisions and acquisitions and dispositions of assets under lease arrangements.

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

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company’s business is primarily focused in North America with revenue from the United States representing approximately 89.6% and 88.7% of total revenue for the three and nine months ended September 30, 2018, respectively, compared to 88.6% and 88.2% for the same periods in 2017.
The Company’s rental transactions are principally accounted for under Topic 840. The Company’s sale of rental and new equipment, parts and supplies along with certain services provided to customers are accounted for under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). Prior to the adoption of Topic 606, the Company accounted for these non-rental transactions under ASC Topic 605, Revenue Recognition ("Topic 605").
The following tables summarize the applicable accounting guidance for the Company’s revenues for the three and nine months ended September 30, 2018 and 2017, respectively (in millions):

	Three Months Ended September 30,
	2018			2017
	Topic 840	Topic 606	Total	Topic 840	Topic 605	Total
Revenues:
Equipment rental	$404.8	$—	$404.8	$375.3	$—	$375.3
Other rental revenue:
Delivery and pick-up	—	25.5	25.5	—	21.4	21.4
Other	18.7	—	18.7	16.4	—	16.4
Total other rental revenues	18.7	25.5	44.2	16.4	21.4	37.8
Total equipment rentals	423.5	25.5	449.0	391.7	21.4	413.1
Sales of rental equipment	—	50.1	50.1	—	27.7	27.7
Sales of new equipment, parts and supplies	—	14.2	14.2	—	13.9	13.9
Service and other revenues	—	2.9	2.9	—	2.9	2.9
Total revenues	$423.5	$92.7	$516.2	$391.7	$65.9	$457.6

	Nine Months Ended September 30,
	2018			2017
	Topic 840	Topic 606	Total	Topic 840	Topic 605	Total
Revenues:
Equipment rental	$1,101.6	$—	$1,101.6	$993.9	$—	$993.9
Other rental revenue:
Delivery and pick-up	—	63.9	63.9	—	54.3	54.3
Other	45.1	—	45.1	36.3	—	36.3
Total other rental revenues	45.1	63.9	109.0	36.3	54.3	90.6
Total equipment rentals	1,146.7	63.9	1,210.6	1,030.2	54.3	1,084.5
Sales of rental equipment	—	175.6	175.6	—	128.5	128.5
Sales of new equipment, parts and supplies	—	36.4	36.4	—	40.3	40.3
Service and other revenues	—	10.4	10.4	—	9.5	9.5
Total revenues	$1,146.7	$286.3	$1,433.0	$1,030.2	$232.6	$1,262.8

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
Sales of Rental Equipment, New Equipment, Parts and Supplies
The Company sells its used rental equipment, new equipment, parts and supplies. Revenues recorded for each category are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales of rental equipment	$50.1	$27.7	$175.6	$128.5
Sales of new equipment	5.1	7.4	15.5	20.8
Sales of parts and supplies	9.1	6.5	20.9	19.5
Total	$64.3	$41.6	$212.0	$168.8
The Company recognizes revenue from the sale of rental equipment, new equipment, parts and supplies when control of the asset transfers to the customer, which is typically when the asset is picked up by or delivered to the customer and when significant risks and rewards of ownership have passed to the customer. Sales and other tax amounts collected from customers and remitted to government authorities are accounted for on a net basis and, therefore, excluded from revenue.
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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $19.6 million as of September 30, 2018.

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
Receivables and contract assets and liabilities

Most of the Company's equipment rental revenue is accounted for under Topic 840. The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent the Company's equipment. Concentration of credit risk with respect to the Company's accounts receivable is limited because a large number of geographically diverse customers makes up its customer base. No single customer makes up more than 3% of the Company's equipment rental revenue or accounts receivable balance for the last three years. The Company manages credit risk associated with its accounts receivable at the customer level through credit approvals, credit limits and other monitoring procedures. The Company maintains allowances for doubtful accounts that reflect the Company's estimate of the amount of receivables that the Company will be unable to collect based on its historical write-off experience.

The Company does not have contract assets or material contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three and nine months ended September 30, 2018 that was included in the contract liability balance as of the beginning of such period.

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and nine months ended September 30, 2018 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	September 30, 2018	December 31, 2017
Rental equipment	$4,012.9	$3,757.2
Less: Accumulated depreciation	(1,392.1)	(1,382.6)
Rental equipment, net	$2,620.8	$2,374.6

Note 5—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at September 30, 2018	Weighted Average Stated Interest Rate at September 30, 2018	Fixed or Floating Interest Rate	Maturity	September 30, 2018	December 31, 2017
Senior Secured Second Priority Notes
2022 Notes	7.88%	7.50%	Fixed	2022	$427.0	$488.0
2024 Notes	8.06%	7.75%	Fixed	2024	437.5	500.0
Other Debt
ABL Credit Facility	N/A	3.90%	Floating	2021	1,177.8	1,130.0
AR Facility	N/A	2.87%	Floating	2020	175.0	—
Capital leases	4.15%	N/A	Fixed	2018-2022	42.5	53.7
Other borrowings	N/A	4.79%	Floating	2018	6.3	2.6
Unamortized Debt Issuance Costs(a)					(11.0)	(14.5)
Total debt					2,255.1	2,159.8
Less: Current maturities of long-term debt					(26.1)	(22.7)
Long-term debt, net					$2,229.0	$2,137.1

(a)
Unamortized debt issuance costs totaling $11.4 million and $13.3 million related to the ABL Credit Facility and, as of September 30, 2018, the AR Facility (as each is defined below) are included in "Other long-term assets" in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.

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

On July 12, 2018, for the redemption period from June 1, 2018 to May 31, 2019, Herc drew down on its ABL Credit Facility (as defined below) and redeemed $61.0 million in aggregate principal amount of the 2022 Notes and $62.5 million in aggregate principal amount of the 2024 Notes and recorded a $5.4 million loss on the early extinguishment of debt, comprised of a 3% cash premium totaling $3.7 million and a non-cash charge of $1.7 million for the write-off of unamortized debt issuance costs. The loss on early extinguishment of debt is included in "Interest expense, net" in the Company's condensed consolidated statement of operations.

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

Accounts Receivable Securitization Facility

In September 2018, the Company entered into an accounts receivable securitization facility (the "AR Facility") with aggregate commitments of $175 million that matures on September 16, 2020. In connection with the AR Facility, Herc and one of its wholly-owned subsidiaries sell their accounts receivables on an ongoing basis to Herc Receivables U.S. LLC, a wholly-owned special-purpose entity (the "SPE"). The SPE's sole business consists of the purchase by the SPE of accounts receivable from Herc and the Herc subsidiary seller and borrowing by the SPE against the eligible accounts receivable from the lenders under the facility. The borrowings are secured by liens on the accounts receivable and other assets of the SPE. Collections on the accounts receivable are used to service the borrowings. The SPE is a separate legal entity which is consolidated in the Company's financial statements. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Herc is the servicer of the accounts receivable under the AR Facility. At September 30, 2018, $175.0 million was outstanding under the AR Facility, representing net cash proceeds received from the lenders.

The agreements governing the AR Facility contain restrictions and covenants which include limitations applicable to Herc, the Herc subsidiary seller and the SPE on the creation of certain liens, and restrictions and covenants which include limitations applicable to the SPE on the making of certain restricted payments, and limitations applicable to Herc and the SPE with respect to certain corporate acts such as mergers, consolidations and the sale of substantially all assets, with certain exceptions. The Company was in compliance with all such covenants as of September 30, 2018.

The financing agreement with the lenders provides for customary events of default (subject to customary exceptions, thresholds and grace periods) including, without limitation, failure to perform covenants, ineffectiveness of transaction documents, invalidity of security interests or failure to cooperate in the administrative agent's assumption of control of accounts, material inaccuracy of representations or warranties, failure of certain ratios related to the accounts receivables, specified cross default and cross acceleration to other material indebtedness, certain bankruptcy events, certain ERISA events, material judgments, material adverse effect and change in control.

All of the obligations of the Herc subsidiary seller and the servicer and certain indemnification obligations of the SPE under the agreements governing the AR Facility are guaranteed by Herc pursuant to a performance guarantee.

Other Borrowings

The Company's subsidiary in China has uncommitted credit agreements with a bank for up to the aggregate principal amount of $10.0 million. Interest accrues on the loans drawn under these facilities at a rate of 110% of the prevailing base lending rates published by People's Bank of China and is payable quarterly. As of September 30, 2018, the Company had short-term borrowings under these facilities totaling $6.3 million.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of September 30, 2018 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$546.7	$546.7
AR Facility	—	—
Total	$546.7	$546.7

In addition, as of September 30, 2018, the Company's subsidiary in China had uncommitted credit facilities of which $3.7 million was available for borrowing.

Letters of Credit

As of September 30, 2018, $25.5 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $224.5 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Note 6—Financing Obligations

In October 2017, Herc consummated a sale-leaseback transaction pursuant to which it sold 42 of its properties located in the U.S. for gross proceeds of approximately $119.5 million, and entered into a master lease agreement pursuant to which it has continued operations at those properties as a tenant. The triple net lease agreement has an initial term of 20 years, subject to extension, at Herc's option, for up to five additional periods of five years each. The sale of the properties did not qualify for sale-leaseback accounting due to continuing involvement with the properties. Therefore, the book value of the buildings and land remains on the Company's condensed consolidated balance sheet.

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at September 30, 2018	Maturity	September 30, 2018	December 31, 2017
Financing obligations	4.62%	2037	$116.2	$118.2
Unamortized financing issuance costs			(2.5)	(2.6)
Total financing obligations			113.7	115.6
Less: Current maturities of financing obligations			(2.8)	(2.7)
Financing obligations, net			$110.9	$112.9

Note 7—Income Taxes

Income tax benefit was $1.0 million and $5.3 million for the three and nine months ended September 30, 2018, respectively, which were primarily driven by the level of pre-tax income, which was offset by discrete items related to the revision of the estimated one-time transition tax on earnings of certain foreign subsidiaries, non-deductible expenses, foreign taxes and valuation allowances recorded on losses generated by certain foreign loss jurisdictions. The effective tax rate for the 2018 fiscal year is expected to be approximately 2.0%.

Tax Cuts and Jobs Act

The 2017 Tax Act was enacted in December 2017 which reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

new taxes on certain foreign sourced earnings. The Company is following the provisions of Staff Accounting Bulletin No. 118 ("SAB 118"), which was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. As of December 31, 2017, the Company determined a reasonable estimate of (i) the effects on existing deferred tax balances and (ii) the one-time transition tax. The Company recognized a provisional income tax benefit of $207.1 million in the year ended December 31, 2017 associated with these items that it reasonably estimated. During the three months ended September 30, 2018, the Company reduced its estimate of the one-time transition tax by $24.5 million, resulting in a net $14.8 million benefit after consideration of the Company's net operating loss carryforwards. The Company is continuing to collect and analyze detailed information about the earnings and profits of its non-U.S. subsidiaries, the amounts which could be repatriated, the foreign taxes which may be incurred on repatriation, and the associated impact of these items under the 2017 Tax Act.  The Company may record further adjustments to refine those estimates during the fourth quarter of 2018, as additional analysis is completed.

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

Note 8—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the nine months ended September 30, 2018 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Unrealized Gains on Hedging Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(13.5)	$1.3	$(86.4)	$(98.6)
Other comprehensive income (loss) before reclassification	—	2.4	(5.6)	(3.2)
Amounts reclassified from accumulated other comprehensive loss	0.6	—	—	0.6
Net current period other comprehensive income (loss)	0.6	2.4	(5.6)	(2.6)
Balance at September 30, 2018	$(12.9)	$3.7	$(92.0)	$(101.2)

Amounts reclassified from accumulated other comprehensive income (loss) to net loss were as follows (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Pension and other postretirement benefit plans	Statement of Operations Caption	2018	2017	2018	2017
Amortization of actuarial losses	Selling, general and administrative	$0.3	$0.2	$0.8	$1.1
Tax benefit	Income tax benefit	(0.1)	—	(0.2)	(0.4)
Total reclassifications for the period		$0.2	$0.2	$0.6	$0.7

Note 9—Commitments and Contingencies

Legal Proceedings

From time to time the Company is a party to various legal proceedings. Summarized below are the most significant legal proceedings to which the Company is a party.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a putative shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

laws. The complaint alleged that Hertz Holdings made material misrepresentations and/or omission of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The complaint sought unspecified monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings moved to dismiss the amended complaint. In October 2014, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing the plaintiff to amend the complaint a second time. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, Hertz Holdings moved to dismiss the second amended complaint. In July 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing plaintiff to file a third amended complaint. In August 2015, plaintiff filed a third amended complaint which included additional allegations, named additional then-current and former officers as defendants and expanded the putative class period to extend from February 14, 2013 to July 16, 2015. In November 2015, Hertz Holdings moved to dismiss the third amended complaint. The plaintiff then sought leave to add a new plaintiff because of challenges to the standing of the first plaintiff. The court granted plaintiff leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint with prejudice on March 24, 2016. In April 2017, the court granted Hertz Holdings' and the individual defendants' motions to dismiss and dismissed the action with prejudice. In May 2017, plaintiff filed a notice of appeal and, in June 2018, oral argument was conducted before the U.S. Court of Appeals for the Third Circuit. In September 2018, the court affirmed the dismissal of the action with prejudice.

Governmental Investigations - In June 2014, Hertz Holdings was advised by the staff of the New York Regional Office of the SEC that it is investigating the events disclosed in certain of Hertz Holdings’ filings with the SEC. In addition, starting in June 2016, Hertz Holdings and New Hertz have had communications with the United States Attorney’s Office for the District of New Jersey regarding the same or similar events. New Hertz is responsible for managing these matters. The investigations and communications generally involve the restatements included in Hertz Holdings’ 2014 Form 10-K and related accounting for prior periods. The Company has and intends to continue to cooperate with all governmental requests related to the foregoing. New Hertz is engaged in discussions with the enforcement staff of the New York office of the SEC (“Staff”) to resolve certain matters under investigation. Any proposed settlement that might result from discussions with Staff would be subject to additional reviews and approvals, including acceptance and authorization by the SEC. The Company cannot predict the ultimate timing or the final terms of a possible settlement, including any settlement amount. Given the uncertainties associated with the matters under discussion and the immateriality to the Company of the Company’s share of the minimum amount of probable loss based on current circumstances, the Company has not accrued a loss contingency at this time. However, it is possible that an adverse outcome with respect to the restatement investigations could result in losses that could be material to the Company’s consolidated financial condition, results of operations or cash flows in any particular reporting period.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Off-Balance Sheet Commitments

Indemnification Obligations

In the ordinary course of business, the Company executes contracts involving indemnification obligations customary in the relevant industry and indemnifications specific to a transaction such as the sale of a business or assets or a financial transaction. These indemnification obligations might include claims relating to the following: accuracy of representations; compliance with covenants and agreements by the Company or third parties; environmental matters; intellectual property rights; governmental regulations; employment-related matters; customer, supplier and other commercial contractual relationships; condition of assets; and financial or other matters. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnification obligations and has accrued for expected losses that are probable and estimable. The types of indemnification obligations for which payments are possible include the following:

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

Environmental

The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. The probable expenses that the Company expects to incur for such matters have been accrued, and those expenses are reflected in the Company's consolidated financial statements. As of September 30, 2018 and December 31, 2017, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" were $0.1 million. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which the Company ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as the Company's connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

The following table summarizes the outstanding interest rate swap arrangement as of September 30, 2018 (dollars in millions):

	Aggregate Notional Amount	Receive Rate	Receive Rate as of September 30, 2018	Pay Rate
ABL Credit Facility	$350.0	1 month LIBOR + 1.75%	4.0%	3.5%

The following table summarizes the estimated fair value of the Company's financial instruments (in millions):

	Fair Value of Financial Instruments
	Other Long-Term Assets		Accrued Liabilities
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments
Interest rate swap	$5.3	$2.1	$—	$—

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

	Gain (Loss) Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	$—	$(0.4)	$0.2	$(4.0)

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Cash Equivalents

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at September 30, 2018 or December 31, 2017.

Financial Instruments

The fair value of the Company's financial instruments as of September 30, 2018 and December 31, 2017 is shown in Note 10, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility, capital leases and other borrowings approximated their book values as of September 30, 2018 and December 31, 2017. The fair value of the Company's Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	September 30, 2018		December 31, 2017
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Notes	$864.5	$921.9	$988.0	$1,074.6

Note 12—Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss), basic and diluted	$46.2	$12.8	$35.8	$(54.0)
Denominator:
Basic weighted average common shares	28.5	28.3	28.4	28.3
Stock options, RSUs and PSUs	0.4	0.3	0.5	—
Weighted average shares used to calculate diluted income (loss) per share	28.9	28.6	28.9	28.3
Earnings (loss) per share:
Basic	$1.62	$0.45	$1.26	$(1.91)
Diluted	$1.60	$0.45	$1.24	$(1.91)
Antidilutive stock options, RSUs and PSUs	0.2	0.4	0.2	0.7

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

Pursuant to the Icahn Agreements, Messrs. Mather, Pastor and Mongillo were appointed to the Company’s Board effective June 30, 2016 and Mr. Graziano was elected to the Board at the Company's 2018 annual meeting of stockholders in place of Mr. Mongillo. Pursuant to the Icahn Agreements, so long as an Icahn Designee is a member of the Board, the Board will not be expanded beyond its current size of 11 members without approval from the Icahn Designees then on the Board. In addition, pursuant to the Icahn Agreements, subject to certain restrictions and requirements, the Icahn Group will have certain replacement rights in the event an Icahn Designee resigns or is otherwise unable to serve as a director (other than as a result of not being nominated by the Company for an annual meeting).

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Transition Services Agreement

The Company entered into a transition services agreement ("TSA"), pursuant to which New Hertz or its affiliates provided, during the three and nine months ended September 30, 2018, specified services, primarily consisting of IT support, to the Company on a transitional basis to help ensure an orderly transition following the Spin-Off. Effective upon the migration of the Company’s financial systems from the New Hertz system to a stand-alone system in July 2018, the Company receives no further services from New Hertz under the TSA. During the three and nine months ended September 30, 2018, the Company incurred expenses of $0.6 million and $6.3 million, respectively, under the TSA which are included in "Direct operating" and "Selling, general and administrative" expenses in the Company's condensed consolidated statements of operations, compared to $4.2 million and $14.3 million for the same periods in 2017.

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

Real Estate Arrangements

The Company and New Hertz entered into certain real estate lease agreements pursuant to which the Company leased certain office space from New Hertz through June 30, 2018 and New Hertz leased certain rental facilities space from the Company through April 30, 2018. Rent payments were negotiated based on comparable fair market rental rates.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including allowance for accounts receivable, depreciation of rental equipment, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, pension and postretirement benefits, valuation of stock-based compensation, reserves for litigation and other contingencies, accounting for income taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

Our revenues primarily are derived from rental and related charges and consist of:

•	Equipment rental (includes all revenue associated with the rental of equipment including ancillary revenue from delivery, rental protection programs and fueling charges);

•	Sales of rental equipment and sales of new equipment, parts and supplies; and

•	Service and other revenue (primarily relating to training and labor provided to customers).

Our expenses primarily consist of:

•	Direct operating expenses (primarily wages and related benefits, facility costs and other costs relating to the operation and rental of rental equipment, such as delivery, maintenance and fuel costs);

•	Cost of sales of rental equipment, new equipment, parts and supplies;

•	Depreciation expense relating to rental equipment;

•	Selling, general and administrative expenses; and

•	Interest expense.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Equipment rental	$449.0	$413.1	$35.9	8.7%	$1,210.6	$1,084.5	$126.1	11.6%
Sales of rental equipment	50.1	27.7	22.4	80.9	175.6	128.5	47.1	36.7
Sales of new equipment, parts and supplies	14.2	13.9	0.3	2.2	36.4	40.3	(3.9)	(9.7)
Service and other revenue	2.9	2.9	—	—	10.4	9.5	0.9	9.5
Total revenues	516.2	457.6	58.6	12.8	1,433.0	1,262.8	170.2	13.5
Direct operating	194.4	188.1	6.3	3.3	584.9	525.6	59.3	11.3
Depreciation of rental equipment	98.3	96.3	2.0	2.1	288.6	283.5	5.1	1.8
Cost of sales of rental equipment	51.1	28.6	22.5	78.7	168.9	134.9	34.0	25.2
Cost of sales of new equipment, parts and supplies	10.6	10.8	(0.2)	(1.9)	27.7	30.3	(2.6)	(8.6)
Selling, general and administrative	78.4	84.5	(6.1)	(7.2)	230.2	244.4	(14.2)	(5.8)
Impairment	—	—	—	—	0.1	29.3	(29.2)	(99.7)
Interest expense, net	38.6	32.4	6.2	19.1	103.0	101.8	1.2	1.2
Other income, net	(0.4)	(1.7)	1.3	(76.5)	(0.9)	(1.5)	0.6	(40.0)
Income (loss) before income taxes	45.2	18.6	26.6	(143.0)	30.5	(85.5)	116.0	135.7
Income tax benefit (provision)	1.0	(5.8)	6.8	(117.2)	5.3	31.5	(26.2)	(83.2)
Net income (loss)	$46.2	$12.8	$33.4	260.9%	$35.8	$(54.0)	$89.8	166.3%

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Equipment rental revenue increased $35.9 million, or 8.7%, during the third quarter of 2018 when compared to the third quarter of 2017. The increase was attributable to a higher level of equipment on rent resulting from higher demand from existing customers as well as diversifying and growing our customer base, including through increases in our ProSolutionsTM and ProContractor product offerings. Additionally, pricing increased by 3.2% during the third quarter of 2018 as compared to the third quarter of 2017.

Sales of rental equipment increased $22.4 million, or 80.9%, during the third quarter of 2018 when compared to the third quarter of 2017 as we increased the volume of sales to improve the equipment mix and reduce fleet age. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 102.0% in the third quarter of 2018 compared to 103.2% in the third quarter of 2017. The loss on sale of rental equipment in the third quarter of 2018 was primarily due to a higher proportion of sales through the lower-margin auction channel.

Sales of new equipment, parts and supplies increased $0.3 million, or 2.2%, during the third quarter of 2018 when compared to the third quarter of 2017. The cost of sales of new equipment, parts and supplies as a percentage of the related revenue was 74.6% for the third quarter of 2018 compared to 77.7% for the third quarter of 2017. The decrease was due to the mix of the new equipment sold.

Direct operating expenses increased $6.3 million, or 3.3%, in the third quarter of 2018 when compared to the third quarter of 2017 primarily due to the following:

•	Fleet and related expenses decreased $0.2 million primarily as a result of a decrease in maintenance expense of $2.5

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

million due to an overall reduction in fleet age and efficiencies gained by reducing the number brands of equipment in our fleet. Additionally, delivery and freight expense decreased by $1.4 million primarily due to better management of transportation costs through the roll-out of a third party logistics program. These decreases were partially offset by higher fuel expense of $2.7 million driven by higher gas prices and sales volume.

•
Personnel-related expenses increased $6.3 million as a result of an increase in salary and salary related expenses primarily associated with continued investment in branch management to drive operational improvements and investments in branch operating personnel to support revenue growth.

•	Other direct operating costs increased $0.2 million primarily due to increased depreciation and amortization of $0.7 million primarily related to an increase in service vehicles.

Depreciation of rental equipment increased $2.0 million, or 2.1%, in the third quarter of 2018 when compared with the same period in 2017. The increase was due to a larger fleet size in the third quarter of 2018 as compared to the same period in 2017. The increase was partially offset by additional depreciation recognized in third quarter of 2017, based on the reduction in residual values and the planned holding period of certain classes of assets, that did not recur during the third quarter of 2018.

Selling, general and administrative expenses decreased $6.1 million, or 7.2%, in the third quarter of 2018 when compared to the third quarter of 2017. The decline was primarily due to a decrease in Spin-Off related costs of $8.6 million partially offset by a $2.8 million increase for additional sales personnel and related commissions and incentives to drive revenue growth.

Interest expense, net increased $6.2 million, or 19.1%, in the third quarter of 2018 when compared to the third quarter of 2017 due to a $5.4 million loss on the early extinguishment of a portion of the Notes, increased interest expense on the ABL Credit Facility of $3.9 million based on higher average outstanding borrowings and a higher average interest rate during the third quarter of 2018 compared to the same period in 2017 and an increase of $1.4 million related to interest on our financing obligations that were established in the fourth quarter of 2017. Offsetting this increase was a decrease in interest expense of $4.7 million on the Notes in the third quarter of 2018 due to lower average outstanding borrowings due to the redemptions made in July 2018 and October 2017.

Income tax benefit was $1.0 million for the third quarter of 2018 compared to income tax provision of $5.8 million for the same period in 2017. The income tax benefit in 2018 was primarily driven by the level of pre-tax income, which was offset by discrete items due to a revision in the one-time estimated transition tax on earnings of certain foreign subsidiaries resulting in a $14.8 million net benefit. Income tax expense in the comparable period of 2017 was primarily driven by the level of pre-tax income and certain nondeductible charges within the quarter.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

Equipment rental revenue increased $126.1 million or 11.6%, during the nine months ended September 30, 2018 when compared with the prior-year period. The increase was attributable to a higher level of rental equipment on rent resulting from higher demand from existing customers as well as diversifying and growing our customer base, including through increases in our ProSolutionsTM and ProContractor product offerings. Additionally, pricing increased by 3.0% during the nine months ended September 30, 2018 when compared with the prior-year period.

Sales of rental equipment increased $47.1 million, or 36.7%, during the nine months ended September 30, 2018 when compared with the prior-year period as we increased the volume of sales to improve the equipment mix and reduce fleet age. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 96.2% during the nine months ended September 30, 2018 compared to 105.0% in the prior-year period. The improvement in margin was due to improved pricing based on a strong market for used rental equipment.

Sales of new equipment, parts and supplies decreased $3.9 million, or 9.7%, during the nine months ended September 30, 2018 when compared with the prior-year period driven by our overall reduction of new equipment sales programs. The cost of sales of new equipment, parts and supplies as a percentage of the related revenue was 76.1% during the nine months ended September 30, 2018 compared to 75.2% in the prior-year period. The increase was due to the mix of the new equipment sold.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Direct operating expenses increased $59.3 million, or 11.3%, during the nine months ended September 30, 2018 when compared with the prior-year period primarily due to the following:

•
Fleet and related expenses increased $31.5 million primarily as a result of higher maintenance expense of $7.5 million related to the higher level of equipment on rent and from our ongoing effort to reduce our fleet unavailable for rent. Delivery and freight expense increased $6.3 million mainly due to an increase in deliveries associated with higher rental volume, partially offset by better management of transportation costs through the roll-out of a third party logistics program during the third quarter of 2018. Fuel expense increased by $5.0 million driven by higher gas prices and sales volume. Equipment re-rent expense increased $4.4 million to supplement our fleet to accommodate additional customer demand.

•
Personnel-related expenses increased $22.0 million as a result of an increase in salary and salary related expenses primarily associated with continued investment in branch management to drive operational improvements and investments in branch operating personnel to support revenue growth.

•
Other direct operating costs increased $5.8 million primarily due to increased depreciation and amortization of $4.1 million primarily related to an increase in service vehicles and an increase in facilities expense of $2.8 million.

Depreciation of rental equipment increased $5.1 million, or 1.8%, during the nine months ended September 30, 2018 when compared with the prior-year period. The increase was due to a larger fleet size during the nine months ended September 30, 2018 when compared with the prior-year period. The increase was partially offset by additional depreciation recognized during the nine months ended September 30, 2017, based on the reduction in residual values and the planned holding period of certain classes of assets, that did not recur during the same period in 2018.

Selling, general and administrative expenses decreased $14.2 million, or 5.8%, during the nine months ended September 30, 2018 when compared with the prior-year period. The decrease was primarily due to a decrease in Spin-Off related costs and professional fees of $22.4 million partially offset by a $9.2 million increase for additional sales personnel and related commissions and incentives to drive revenue growth.

Impairment charges of $29.3 million were recorded during the nine months of 2017. The impairments related to the write-off of intangible assets previously capitalized as part of the development of new financial and point of sale systems of $26.2 million and the impairment of certain rental equipment of $3.1 million that was deemed held for sale at September 30, 2017.

Interest expense, net increased $1.2 million, or 1.2%, during the nine months ended September 30, 2018 when compared with the prior-year period due to increased interest expense on the ABL Credit Facility of $8.2 million based on higher average outstanding borrowings and a higher average interest rate during the nine months ended September 30, 2018 compared to the same period in 2017 and an increase of $4.0 million related to interest on our financing obligations that were established in the fourth quarter of 2017. Offsetting this increase was a decrease in interest expense of $11.2 million on the Notes during the nine months ended September 30, 2018 due to lower average outstanding borrowings due to the redemptions made in July 2018 and October 2017.

Income tax benefit was $5.3 million during the nine months ended September 30, 2018 compared to $31.5 million in the prior-year period. The income tax benefit in 2018 was primarily driven by the level of pre-tax income, which was offset by discrete items due to a revision in the one-time estimated transition tax on earnings of certain foreign subsidiaries resulting in a $14.8 million net benefit. Income tax benefit in the comparable period of 2017 was primarily driven by the pre-tax loss and certain nondeductible charges within the period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations and servicing of debt. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of September 30, 2018, we had approximately $2.3 billion of total nominal indebtedness outstanding. We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our liquidity as of September 30, 2018 consisted of cash and cash equivalents and unused commitments under our ABL Credit Facility. See "Borrowing Capacity and Availability" below. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility, will be adequate to permit us to meet our obligations over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.
The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Nine Months Ended September 30,
	2018	2017	$ Change
Cash provided by (used in):
Operating activities	$375.0	$253.6	$121.4
Investing activities	(483.0)	(289.0)	(194.0)
Financing activities	85.8	29.3	56.5
Effect of exchange rate changes	(1.3)	1.3	(2.6)
Net change in cash and cash equivalents	$(23.5)	$(4.8)	$(18.7)

Operating Activities

During the nine months ended September 30, 2018, we generated $121.4 million more cash from operating activities compared with the same period in 2017. The increase was related to net income in the nine months ended September 30, 2018 as compared to a loss in the same period of 2017, primarily resulting from higher revenues and lower professional fees and other Spin-Off related costs and the timing of collections of accounts receivable based on increased collection efforts, during the nine months ended September 30, 2018 as compared to the same period in 2017.

Investing Activities

Cash used in investing activities increased $194.0 million for the nine months ended September 30, 2018 as compared to the same period in 2017. Our primary use of cash in investing activities is for the acquisition of rental equipment and non-rental capital expenditures. We rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities

Cash provided by financing activities increased $56.5 million for the nine months ended September 30, 2018 as compared to the same period in 2017. Cash flows from financing activities during the nine months ended September 30, 2018 primarily represents our changes in debt, which included the net proceeds of $226.3 million on our revolving lines of credit and securitization, partially offset by the redemption of $123.5 million of our Notes.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital Expenditures

Our capital expenditures relate largely to purchases of rental equipment, with the remaining portion representing purchases of property, equipment and information technology. The table below sets forth the capital expenditures related to our rental equipment and related disposals for the periods noted (in millions).

	Nine Months Ended September 30,
	2018	2017
Rental equipment expenditures	$617.5	$356.3
Disposals of rental equipment	(189.1)	(121.6)
Net rental equipment expenditures	$428.4	$234.7
Net capital expenditures for rental equipment increased $193.7 million during the nine months ended September 30, 2018 compared to the same period in 2017. During 2018, we purchased more rental equipment to increase the amount of equipment available for rent based on higher demand from our customers, with increased purchases in our ProSolutionsTM and ProContractor equipment. We also sold more rental equipment to improve the equipment mix and reduce fleet age.
In 2018, we expect our net rental equipment capital expenditures to be in the range of $525.0 million to $540.0 million.

Borrowing Capacity and Availability

Our ABL Credit Facility and AR Facility (together, the "Facilities") provide our borrowing capacity and availability. Creditors under the Facilities have a claim on specific pools of assets as collateral as identified in each credit agreement. Our ability to borrow under the Facilities is a function of, among other things, the value of the assets in the relevant collateral pool. We refer to the amount of debt we can borrow given a certain pool of assets as the "Borrowing Base."

The accounts receivable and other assets of the SPE are encumbered in favor of the lenders under our AR Facility. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Substantially all of the remaining assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our ABL Credit Facility and the Notes. None of such assets are available to satisfy the claims of our general creditors. See Note 9, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the period ended December 31, 2017, and Note 5, "Debt" included in Part I, Item 1 "Financial Statements" of this Report for more information.

With respect to the Facilities, we refer to "Remaining Capacity" as the maximum principal amount of debt permitted to be outstanding under the Facilities (i.e., the amount of debt we could borrow assuming we possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under the Facility. We refer to "Availability Under Borrowing Base Limitation" as the lower of Remaining Capacity or the Borrowing Base less the principal amount of debt then-outstanding under the Facility (i.e., the amount of debt we could borrow given the collateral we possess at such time).

As of September 30, 2018, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$546.7	$546.7
AR Facility	—	—
Total	$546.7	$546.7

In addition, as of September 30, 2018, the Company's subsidiary in China had uncommitted credit facilities of which $3.7 million was available for borrowing.

As of September 30, 2018, $25.5 million of stand by letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon. The ABL Credit Facility had $224.5 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Covenants

Our ABL Credit Facility, AR Facility and our Notes contain a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of our business, make capital expenditures, or engage in certain transactions with certain affiliates.

Under the terms of our ABL Credit Facility, AR Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. We are in compliance with our covenants as of September 30, 2018.

At September 30, 2018, Herc Holdings' balance sheet was substantially identical to that of Herc, the borrower, with the exception of the components of shareholders equity. For the three and nine months ended September 30, 2018 and 2017, the statements of operations of Herc Holdings and Herc were identical.

Additional information on the terms of our Notes and ABL Credit Facility is included in Note 9, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the period ended December 31, 2017. Additional information on the terms of our AR Facility is included in Note 5, "Debt" included in Part I, Item 1 "Financial Statements" of this Report. For a discussion of the risks associated with our significant indebtedness, see Part I, Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the period ended December 31, 2017.

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

CONTRACTUAL OBLIGATIONS

In September 2018, the Company entered into an accounts receivable securitization facility (the "AR Facility") with aggregate commitments of $175 million that matures on September 16, 2020. At September 30, 2018, $175.0 million was outstanding under the AR Facility, representing net cash proceeds received from the lenders. See Note 5, "Debt" included in Part I, Item 1 "Financial Statements" of this Report for more information.

As of September 30, 2018, there have been no other material changes outside the ordinary course of business to our known contractual obligations as set forth in the Contractual Obligations table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the period ended December 31, 2017.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of September 30, 2018, there have been no material changes to our indemnification obligations as disclosed in Note 16, “Commitments and Contingencies” in our Annual Report on Form 10-K for the period ended December 31, 2017. For further information, see the updated discussion on indemnification obligations included in Note 9, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

The information concerning the ongoing securities litigation, governmental investigations and other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 9, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements" in Part I, Item 1 "Financial Statements" of this Report.

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

As of September 30, 2018, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the period ended December 31, 2017.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, due to the identification of material weaknesses in our internal control over financial reporting previously identified and reported in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) which, as described below, continue to exist, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and the rules promulgated thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As reported in our 2017 Form 10-K, we did not maintain effective internal control over financial reporting as of December 31, 2017 as a result of material weaknesses in the Risk Assessment and Control Activities areas. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to Item 9A in our 2017 Form 10-K for a description of our material weaknesses and remediation efforts undertaken by management.

Remediation of Previously Reported Material Weakness

We have remediated the material weakness associated with ineffective design and maintenance of controls to monitor certain IT systems that the Company outsourced to New Hertz under the TSA (the “TSA Controls”). Effective July 28, 2018, the Company’s financial systems (“financial systems”) were migrated from the New Hertz system to Company-maintained stand-alone systems that are governed by the Company's controls in our environment to address the associated risk. The Company receives no further services from New Hertz under the TSA and, therefore, the TSA Controls are no longer required to be maintained as part of our internal control over financial reporting.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES (continued)

Remediation Efforts and Status of Remaining Previously Reported Material Weaknesses

Our remaining material weaknesses were not remediated at September 30, 2018; however, during the nine months ended September 30, 2018, we have undertaken steps toward remediation of the remaining material weaknesses identified in our internal control over financial reporting. Our Board of Directors and management take internal control over financial reporting and the integrity of the Company’s financial statements seriously and believe that the steps described below are essential to implementing strong and effective internal control over financial reporting and a strong internal control environment.

Our management continues to strengthen our internal control over financial reporting and to remediate the remaining material weaknesses identified in the 2017 Form 10-K, including assessing the additional remediation steps needed and implementing measures to remediate the underlying causes that gave rise to the remaining material weaknesses.
The following steps are among the measures taken by the Company in addition to continuing the remediation efforts described in Item 9A in our 2017 Form 10-K. As indicated below, a number of these initiatives directly relate to strengthening our controls and addressing specific control deficiencies which contributed to the remaining material weaknesses. Because of these efforts, as of the date of this filing, the Company believes it has made progress toward remediating the underlying causes of the remaining material weaknesses. Specifically, the Company has undertaken the following steps during the nine months ended September 30, 2018, to remediate the deficiencies underlying the remaining material weaknesses:

•
We developed and have implemented the revised control activities and procedures associated with user access and privileged access to our IT systems, including our financial applications and data, with appropriate segregation of duties. We have provided, and will continue to provide, ongoing training to IT system control owners regarding risks, controls and maintaining adequate control evidence. In addition, we have hired and will continue to hire additional resources to administer IT general controls and IT systems. During the nine months ended September 30, 2018, the Company commenced testing of the redesigned controls directly related to the identified material weakness. We believe additional time is needed to demonstrate sustainability as it relates to the operating effectiveness of the revised controls.

•
We developed and have implemented redesigned controls over the occurrence of equipment rental revenue. In addition, we have delivered supplemental training to appropriate field personnel to strengthen the understanding of the Company’s policies and revised controls implemented regarding rental of equipment. During the nine months ended September 30, 2018, the Company commenced testing of the redesigned controls directly related to the identified material weakness. We believe additional time is needed to demonstrate sustainability as it relates to the operating effectiveness of the revised controls.

•
We developed and have implemented enhanced policies and procedures relating to account reconciliations and analysis, including enhancing our documentation to reflect the control attributes that are performed. During the nine months ended September 30, 2018, the Company commenced testing of the redesigned controls directly related to the identified material weakness. We believe additional time is needed to demonstrate sustainability as it relates to the operating effectiveness of the revised controls.

•
We developed and have implemented a revised control over the estimate of earned but unbilled revenue. During the nine months ended September 30, 2018, the Company commenced testing of the redesigned control directly related to the identified material weakness. We believe additional time is needed to demonstrate sustainability as it relates to the operating effectiveness of the revised control.

•
We developed and are implementing enhanced policies, procedures and controls to allow for more timely and increased oversight by our management of the tax provision process and related controls. In addition, we identified and are implementing technology improvements designed to enhance the functionality of our tax provision software to automate tasks and control workflow.

•
The Company continues to hire additional personnel with the requisite skillsets in certain areas important to financial reporting and internal controls. During the nine month period ended September 30, 2018, the Company hired a Chief Financial Officer, a Director of Sarbanes-Oxley Compliance and a Director of IT Governance, Risk & Compliance who enhance the Company's internal expertise and strengthen the leadership of the Company. These new finance team members will supplement and support the Company’s substantial efforts to design, operate and oversee effective internal controls over financial reporting. Also, we have supplemented and enhanced resources related to training and development for our organization.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES (continued)

The Audit Committee of the Board of Directors is monitoring management's ongoing remediation efforts. With the Audit Committee's oversight, management has dedicated significant resources and efforts to improve our internal control environment to remedy the identified material weaknesses. As we continue to evaluate and implement improvements to our internal control over financial reporting, our management may decide to take additional measures to address our control deficiencies or to modify the remediation efforts undertaken. Because the reliability of the internal control process requires repeatable execution, our remaining material weaknesses cannot be considered fully remediated until all remedial processes and procedures (including additional remediation efforts identified by our senior management as necessary) have been implemented, each applicable control has operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. Until all identified remaining material weaknesses are remediated, we will not be able to assert that our internal controls are effective. Further, management may identify other material weaknesses in our internal control over financial reporting during this process.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the quarter ended September 30, 2018. During the quarter ended September 30, 2018, we completed the migration of our financial systems and terminated the corresponding TSA with New Hertz. The migration of our financial systems was a material change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, the Board approved a $1 billion share repurchase program (the "share repurchase program"). There were no share repurchases in the nine months ended September 30, 2018. As of September 30, 2018, the approximate dollar value that remains available for purchases under the 2014 share repurchase program is $395.9 million. The program does not obligate us to make any repurchases at any specific time or in any specific situation. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. For more information on the share repurchase program, see Note 19, "Equity and Earnings (Loss) Per Share" to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" in our 2017 Form 10-K.

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

10.1
Receivables Financing Agreement, dated as of September 17, 2018, among Herc Receivables U.S. LLC, Herc Rentals Inc., the Lenders and Managing Agents from time to time party thereto and Credit Agricole Corporate and Investment Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on September 21, 2018).

10.2
Purchase and Contribution Agreement, dated as of September 17, 2018, among Herc Rentals Inc., as a Seller and Collection Agent, Cinelease, Inc. as a Seller, and Herc Receivables U.S. LLC, as Purchaser (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on September 21, 2018).

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

Date:	November 8, 2018	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK IRION
Mark Irion Senior Vice President and Chief Financial Officer