Form 10-K
period 2018-12-31
HERC HOLDINGS INC
filed 2019-02-28
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date, was $1.1 billion.
As of February 22, 2019, there were 28,524,081 shares of the registrant's common stock outstanding.

Documents incorporated by reference:
Certain portions, as expressly described in this report, of the Registrant's Proxy Statement for its 2018 annual meeting of stockholders, to be filed within 120 days of December 31, 2018, are incorporated by reference into Part III.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2018 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our plans, intentions, objectives, goals, strategies, forecasts, future events, future revenue or performance, future capital expenditures, financing needs, business trends and other information that is not historical information. When used in this Report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so designated. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

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

i

HERC HOLDINGS INC. AND SUBSIDIARIES
PART I
ITEM l. BUSINESS

Our Company

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," "the Company" or as the context requires, "its") is one of the leading equipment rental suppliers with approximately 270 locations, principally in North America. We conduct substantially all of our operations through subsidiaries, including Herc Rentals Inc. ("Herc"). Operations are conducted under the Herc Rentals brand in the United States and Canada and under the Hertz Equipment Rental brand in other international locations.

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

Our classic fleet includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction and lighting. Our equipment rental business is supported by ProSolutionsTM, our industry-specific solutions-based services, which includes power generation, climate control, remediation and restoration, and studio and production equipment, and our ProContractor professional grade tools.

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

For accounting purposes, due to the relative significance of New Hertz to Hertz Holdings, New Hertz was considered the spinnor or divesting entity in the Spin-Off and Herc Holdings was considered the spinnee or divested entity. As a result, despite the legal form of the transaction, New Hertz was the "accounting successor" to Hertz Holdings. Under the accounting rules, the historical financial information of Herc Holdings, including certain information presented in the consolidated financial statements included in this Report, reflects the financial information of the equipment rental business and certain parent legal entities of Herc as historically operated as part of Hertz Holdings, as if Herc Holdings was a stand-alone company for the applicable periods presented.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

Our Competitive Strengths
Our competitive strengths include the following:
A Market Leader in North America with Significant Scale and Broad Footprint—We believe we are one of the largest equipment rental companies in the North American equipment rental industry, with an estimated 3% market share by revenue and approximately 270 locations in 39 states in the United States and seven provinces in Canada. Our scale compared to most of our competitors provides us with a number of significant competitive advantages including:

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

In recent years, we have diversified our portfolio into a variety of niche markets that experience business cycles that may vary in intensity and duration from that of the general economy. We believe this diversification also positions us to take advantage of any increase in demand for more specialized rental solutions.

Established National Accounts Program—Our national account program provides us with longer rental terms for much of our equipment, with many of our larger customers renting equipment from us for use in large, complex projects. These arrangements provide a number of additional benefits, including recurring revenue, attractive credit profiles, improved fleet utilization and enhanced presence in new markets. National accounts represented 43% of equipment rental revenue for the year ended December 31, 2018. Through our national customer relationship program, our sales teams serve as a single point of contact for those customers' equipment rental needs. This enables us to be a full end-to-end solutions provider.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

Range of Value-Added Services—We offer a suite of customer-focused services. These services include equipment transport, fleet management and telematics, power solutions, on-site services and customized advice, re-rental options, and parts and supplies sales. This combination of services is designed to offer comprehensive value-added solutions to our customers that complement and enhance the rental equipment we offer.

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

Our Strategy

Our long-term strategy is focused on five priorities: developing our people and culture; expanding and diversifying our revenues; improving our operating effectiveness; enhancing the customer experience; and disciplined capital management.

Develop Our People and Culture—We aspire to be the employer of choice in our industry, and we recognize that our people and culture are essential to our long-term, profitable growth. We are focused on attracting, developing and retaining diverse talent while continuously enhancing the overall employee experience. We have launched leadership development programs to improve our overall bench strength and employee engagement. We will continue to expand the learning and development opportunities available to our employees while creating compelling career paths which will contribute to our ability to attract and retain talent. We have implemented an employee survey process which enables us to better understand the needs and expectations of our employees. We are committed to identifying programs which will support and enhance the wellbeing of our employees while recognizing them for their contributions to our success. Our commitment to developing our people and culture is directly aligned with and strengthens our ability to become the supplier and investment of choice in our industry.

Expand and Diversify Revenues—We seek to achieve ongoing growth via our strategy to expand and diversify our revenues through customer- and market-focused initiatives. We have expanded and diversified our equipment rental fleet with a broader mix of equipment that increases the range of customers and markets we serve. We are growing our ProSolutionsTM business which offers specialized equipment and services, including technical expertise and customized solutions, for customers and projects, as well as our ProContractor business, which focuses on professional grade tools and equipment that meet their needs. We will continue to offer a comprehensive equipment rental fleet to maintain our market leadership.

We are expanding our footprint in North America, with a focus on increasing the number of branches in major urban markets, and to continue to reconfigure existing locations with fleet and expertise tailored to local markets. Our footprint expansion includes locations dedicated to our ProSolutionsTM and ProContractor business to better support our growing specialty equipment and services operations. We will continue to pursue initiatives that allow us to drive more volume through existing branches.

We are also increasing our focus on generating revenue from ancillary services as part of our total solutions offering.

Improve Operating Effectiveness—We are focused on generating continuous improvement across our operations, with an emphasis on building a strong safety culture, supplier management, fleet availability and improving margins. We continue to emphasize our commitment to building a safety culture across our business, including ongoing training and institutionalized programs, to embed safety awareness and behaviors into our daily operations. We have reduced the number of suppliers in each equipment category of our equipment rental fleet. This provides us with improved buying power as we negotiate our fleet purchases and lends efficiencies to our services and repair processes. Further, we are concentrating our capital expenditures on premium brands from top-tier suppliers, which we expect will reduce life cycle costs and deliver better end-of-service resale values. We have developed and rolled out the "Herc Way" operating model and other systems and procedures for developing and monitoring our branch network in order to foster a high operational standard throughout our locations. We will maintain our focus on optimizing our Herc Way operating model, which is designed to ensure a consistently efficient approach to managing, servicing and repairing our fleet.

We are continuing to build a highly professional and technology-enabled sales force and to optimize our sales territories to support our revenue growth objectives. We will continue to improve the effectiveness of our sales team with focused training, strong customer relationship management capabilities, and ongoing technology enhancements.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

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

Equipment Rental—We offer for rent, on an hourly, daily, weekly or monthly basis, equipment from a variety of leading, globally known original equipment manufacturers, with which we maintain strong relationships. The equipment is typically new at the time of acquisition and is not subject to any repurchase program. As of December 31, 2018, the average age of our equipment fleet was 46 months.

As of December 31, 2018, our rental fleet consisted of equipment with a total original equipment cost, based on the guidelines of the American Rental Association, of $3.78 billion. The following table provides a breakdown of the composition of our equipment rental fleet based on original equipment cost:

	% of Original Equipment Cost
	December 31,
Equipment Type	2018	2017
Aerial - Booms	18.3%	18.7%
Aerial - Scissors and Other	7.6%	7.5%
Total Aerial	25.9%	26.2%

Material Handling - Telehandlers	13.5%	13.3%
Material Handling - Industrial	4.2%	3.6%
Total Material Handling	17.7%	16.9%

Earthmoving - Compact	8.5%	7.7%
Earthmoving - Heavy	5.7%	8.2%
Total Earthmoving	14.2%	15.9%

ProSolutions TM	14.3%	13.8%
Trucks and Trailers	13.0%	12.6%
ProContractor	6.7%	6.1%
Air Compressors	2.4%	2.6%
Lighting	1.7%	1.7%
Compaction	1.5%	1.6%
Other	2.6%	2.6%

Sales of Used Rental Equipment—We routinely sell our used rental equipment to manage repair and maintenance costs, as well as the composition, age and size of our fleet. We dispose of our used equipment through a variety of channels, including retail sales to customers and other third parties, sales to wholesalers, brokered sales and auctions.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

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

Our Customers

We have a wide range of customers across diverse markets with a large base of local small to mid-size customers as well as customers seeking specialty solutions or equipment. The principal markets we serve, based on our customers’ Standard Industrial Classification (“SIC”) codes, are as follows:

•
Contractors - We serve various types of contractors in non-residential and residential construction, specialty trade, restoration, remediation and environment and facility maintenance. Contractor business represented approximately 35% of our equipment rental revenue for the year ended December 31, 2018.

•
Industrial - We serve industrial customers across a broad range of industries, including refineries and petrochemical operations, industrial manufacturing including automotive and aerospace, power, metals and mining, agriculture, pulp, paper and wood and food and beverage. We believe that key drivers of growth within the industrial market include increased levels of spending on industrial capital and maintenance, repairs and overhaul. Industrial customers represented approximately 29% of our equipment rental revenue for the year ended December 31, 2018.

•
Infrastructure and Government - We serve our infrastructure customers across a wide range of projects such as highways and bridges, sewer and waste, railroads and other transportation, utilities as well as all governmental spending. Infrastructure and government represented approximately 17% of our equipment rental revenue for the year ended December 31, 2018.

•
Other Customers - In addition, we serve a variety of other customers across a diverse range of industries, including commercial facilities, hospitality, healthcare, recreation, entertainment production and special event management. These customers collectively represented approximately 19% of our equipment rental revenue for the year ended December 31, 2018.

We operate in mid-size and large urban markets serving a wide range of industries, which enables us to reduce exposure to any single customer or market, with no single customer making up more than 3% of our equipment rental revenue for the years ended December 31, 2018, 2017 or 2016. Our footprint and broad customer base also assist in reducing the seasonality of our revenues and the impact from any one market's cycle.

Sales and Marketing

We market and sell our services through a variety of complementary programs. Through a dedicated sales team, we provide our customers with support services, market and application expertise, and sales offerings. For example, we have sales teams committed to servicing various categories of our customer base, including clients in the construction, industrial, government and entertainment industries. Our product experts oversee general rentals and specialty products, providing application support and program management services to our clients. Through our national accounts program, our dedicated sales team provides our large customers with support across a number of diverse geographic, functional and equipment sectors. We also provide client support via our sales coordinators, reservation centers and customer care centers to help customers with their comprehensive needs.

We advertise our broad range of offerings through industry catalogs, participation and sponsorship of industry events, trade shows, and via the Internet. Additionally, through our website and mobile apps, our customers can arrange for the rental of equipment, browse and purchase used equipment, review our service offerings and manage their fleet and overall account with us.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

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

Our competitors in the equipment rental industry range from other large national companies to regional and local businesses and include equipment vendors and dealers who both sell and rent equipment directly to customers. The equipment rental industry is highly fragmented, with many companies operating on a regional or local scale and offering a limited number of products. The number of our competitors operating on a national scale is comparatively much smaller, although they often have significant breadth in their rental equipment categories. We believe, based on market and industry data, that we are one of the leading participants in the North American equipment rental industry, with the remainder comprised of a small number of multi-location regional operators and a large number of relatively small, independent businesses serving discrete local markets and specialty rental segments. In North America, the other leading national-scale industry participants are United Rentals, Inc., Ashtead Group plc’s Sunbelt Rentals brand and H&E Equipment Services, Inc. Aggreko is a global competitor in the power generation rental markets in which we also participate.

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

Employees

We have approximately 4,900 employees, with approximately 4,700 persons in our North American operations and 200 persons in our other operations. International employees are covered by a variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. As of December 31, 2018, labor contracts covering approximately 400 employees in the United States and 150 employees in Canada were in effect under approximately 20 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Union of Operating Engineers. We have experienced no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good. Nonetheless, we may be unable to negotiate new labor contracts on terms advantageous to us, or without labor interruption. See Item 1A "Risk Factors—Risks Related to Our Business."

In addition to the employees referred to above, we employ a number of temporary workers, and engage outside services, as is customary in the industry, principally for the non-revenue movement of rental equipment between rental locations and the movement of rental equipment to and from customers’ job sites.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

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

Risks Related to Our Business

Our business is cyclical and depends on the levels of capital investment and maintenance expenditures by our customers. A slowdown in economic conditions or adverse changes in the level of economic activity or other economic factors specific to our customers or their industries, in particular contractors and industrial customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A substantial portion of our revenues are derived from the rental of equipment to various types of contractors, including in the non-residential construction market, and to industrial customers. A decline in construction or industrial activity could lead to a decrease in the demand for our rental equipment and intensified price competition from other equipment rental industry participants. Similarly, declines in oil or gas prices, or even the perception of longer-term lower oil and natural gas prices, could lead to a significant slowdown in business activity, capital investments and maintenance expenditures of industrial customers in the upstream oil and gas markets and related service providers, which could negatively affect our rentals to participants in this industry, and could extend to other markets that we serve. Worsening of economic conditions or not achieving anticipated levels of economic expansion, either generally or in our customers’ specific industries, could have an adverse effect on demand for our products and services within those industries and extend to other markets that we serve, and could therefore materially adversely affect our business, financial condition and results of operations.

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

•	a prolonged or recurring shutdown of the U.S. government;

•	an increase in the cost of construction materials;

•	the level of supply and demand and relative prices or anticipated prices for oil and natural gas;

•	an overcapacity of fleet in the equipment rental industry;

•	a lack of availability of credit;

•	an increase in interest rates; and

•	terrorism or hostilities involving the United States or Canada.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

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

Our business is heavily reliant upon communications networks and centralized IT systems and the concentration of our systems creates or increases risks for us, including the risk of the misuse or theft of information as a result of cybersecurity breaches or otherwise, which could harm our brand, reputation or competitive position and give rise to material liabilities.

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

We regularly possess, store and handle non-public information about individuals and businesses, including both credit and debit card information and other sensitive and confidential personal information. In addition, our customers regularly transmit confidential information to us via the Internet and through other electronic means. Our facilities and systems and those of our third-party service providers may contain defects in design or manufacture or other problems that could compromise information security, and are also subject to the risk of human error. Unauthorized parties also may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, and these attacks are increasing in their frequency, sophistication and intensity. Many of the techniques used to obtain unauthorized access, including viruses, worms and other malicious software programs, are difficult to anticipate until launched against a target and we may be unable to implement adequate preventative measures.

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

In addition, we outsource a portion of our IT services. Therefore, we are also susceptible to disruptions, failures and breaches of the systems maintained by our outsourced providers, which we do not control. Any disruption, failure, breach or poor performance of any of these systems could lead to lower revenues, increased costs or other material adverse effects on our business and results of operations.

Failure to maintain and upgrade our IT systems could materially adversely affect us.

As a result of our reliance on IT systems in the conduct of our business, we devote significant time and expense in maintaining and upgrading our systems. These types of activities subject us to additional costs and inherent risks associated with replacing and changing these systems, including impairment of our ability to manage our business, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. We rely on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. Further, the software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

and timely manner.

In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, maintenance or adequate support of outdated or other existing systems could disrupt or reduce the efficiency of our business operations and could have an adverse effect on our operations if not anticipated and appropriately mitigated. Our competitive position may be adversely affected if we are unable to maintain systems that allow us to manage our business in a competitive manner. Additionally, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations.

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

The markets in which we operate are highly competitive. Competitive factors in our industry include price competition, the importance of customer loyalty, changes in market penetration, the introduction of new equipment, services and technology by competitors, changes in marketing, product diversity and quality and the ability to supply equipment and services to customers in a timely, predictable manner. Because we do not have multi-year contractual arrangements with many of our customers, these competitive factors could cause our customers to cease renting our equipment and shift suppliers quickly.

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

Our ability to successfully execute on our business plan depends upon the contributions of our senior management team as well as other key personnel, such as our dedicated sales force. In recent years we have experienced significant changes to our key personnel. Because of these personnel changes, we could experience inefficiencies or a lack of business continuity due to the new employees’ lack of historical knowledge and lack of familiarity with the business processes, operating requirements, policies and procedures, and key information technologies and related infrastructure used in our day-to-day operations and financial reporting. Historically we have noted a ramp-up period before new members of our sales organization typically achieve a level of sales comparable to those who have been employed by the Company for a longer period of time. We may also experience additional costs as new employees learn their roles and gain necessary experience, in addition to the cost of hiring new individuals. It is important to our success that new key employees quickly adapt to and excel in their new roles. If they are unable to do so, our

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

business and financial results could be materially adversely affected. Further, if we cannot meet our needs for IT staff, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems.

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

An "ownership change" could limit our ability to utilize tax attributes, including net operating losses, capital loss carryovers, excess foreign tax carryforwards, and credit carryforwards, to offset future taxable income. As of December 31, 2018, we had unutilized U.S. federal net operating loss carryforwards of approximately $412.1 million (which begin to expire in 2031). Our ability to use such tax attributes to offset future taxable income and tax liabilities may be significantly limited if we experience an "ownership change" as defined in Section 382(g) of the Code. In general, an ownership change will occur if and when the percentage of Herc Holdings’ ownership (by value) of one or more "5-percent shareholders" (as defined in the Code) has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally should be subject to an annual limitation on its pre-ownership change tax loss carryforward which accumulates each year to the extent that there is any unused limitation from a prior year. The limitation on our ability to utilize tax losses and credit carryforwards arising from an ownership change under Section 382 depends on the value of our equity at the time of any ownership change. If we were to experience an "ownership change,” it is possible that a significant portion of our tax loss carryforwards could expire before we would be able to use them to offset future taxable income. Many states have adopted the federal Section 382 rules and therefore have similar limitations with respect to state tax attributes.

Doing business in foreign countries exposes us to a number of additional risks, including complying with foreign and local laws and regulations that may conflict with U.S. laws and those under anticorruption, competition, economic sanctions and anti-boycott regulations, that may materially adversely affect our business, financial condition, results of operations, liquidity and cash flows.

We currently operate in several foreign countries, including Canada and China. Operating in different countries exposes us to varying risks, which include: (i) multiple, and sometimes conflicting, foreign regulatory requirements and laws that are subject to change, including laws relating to taxes, insurance rates, insurance products, consumer privacy, data security, employment matters, cost and fee recovery, and the protection of our trademarks and other intellectual property; (ii) the effect of foreign currency translation risk; (iii) varying tax regimes, including consequences from changes in applicable tax laws; (iv) local ownership or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations; and (v) political and economic instability, natural calamities, war and terrorism. The failure to comply with international laws could have an adverse effect on us that is disproportionate to the relative size of our foreign operations.

Our international operations are also subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act ("FCPA"), economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

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

We are located in 39 states in the United States and seven provinces in Canada, and also have other international operations. Our operations expose us to a number of national, state, local and foreign laws and regulations, in addition to legal, regulatory and contractual requirements we face as a government contractor. These laws and regulations address multiple aspects of our operations, including taxes, worker safety, consumer rights, privacy, data security and employment matters and also may impact other areas of our business. There are often different requirements in different jurisdictions. Changes in government regulation of our businesses have the potential to materially alter our business practices or our profitability. Depending on the jurisdiction, those changes may come about through the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have both a retroactive and prospective effect; this is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have either more or less impact on us than on our competitors, depending on the circumstances. Changes in any legal or regulatory requirements applicable to us, or any material failure by us to comply with them, could negatively impact our reputation, reduce our business, require significant management time and attention and generally otherwise adversely affect our financial position, results of operations or cash flows. Similarly, changes in laws and regulations applicable to our customers or impacting the economy generally may also impact our financial condition and results of operations.

An impairment of our goodwill or our indefinite-lived intangible assets could have a material adverse non-cash impact on our financial condition and results of operations.

We review our goodwill and indefinite-lived intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Our goodwill and indefinite-lived intangible assets comprised approximately 10.0% of our total assets as of December 31, 2018. If economic deterioration occurs, we may be required to record charges for goodwill or indefinite-lived intangible asset impairments in the future, which could have a material adverse non-cash impact on our financial condition and results of operations.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

Other Operational Risks

Any decline in our relationships with our key national account customers or the amount of equipment they rent from us could materially adversely affect our business, financial position, results of operations and cash flows.

Our business depends on our ability to maintain positive relations with our key national account customers, which collectively accounted for 43% of our rental revenue in 2018. We cannot assure you that all of these relationships will continue at current levels or on current terms. Our contracts with our customers generally do not obligate them to rent equipment from us. Revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue in future periods or, if continued, may not reach or exceed historical levels in any period. Further, if our key customers fail to remain competitive in their respective markets or encounter financial or operational problems, our business, financial position, results of operations and cash flows may be materially adversely affected.

Our rental fleet is subject to residual value risk upon disposition and may not sell at the prices we expect.

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
A sale of equipment below its net book value could adversely affect our results of operations, liquidity and cash flows. Accordingly, decisions to reduce the size of our rental fleet in the event of an economic downturn or to respond to changes in rental demand are subject to the risk of loss based on the residual value of rental equipment.

We incur maintenance and repair costs associated with our rental fleet that could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows in the event these costs are greater than anticipated.

As our fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, and the risk of fleet equipment being out of service, generally increase. As of December 31, 2018, the average age of our rental equipment fleet was approximately 46 months. Determining the optimal age at disposition for our rental equipment is subjective and requires considerable estimates by management. We have made estimates regarding the relationship between the age of our rental equipment, the maintenance and repair costs, the availability of our fleet and the market value of used equipment. It is possible that we may allow the average age of our rental equipment fleet to increase, which would increase our costs for maintenance and repair and likely would negatively impact the market value of such equipment at the time of its disposition. If maintenance and repair costs are higher than estimated or in-service times or market values of used equipment are lower than estimated, our financial condition, results of operations, liquidity and cash flows could be materially adversely affected.

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

Labor contracts covering the terms of employment of approximately 400 employees in the U.S. and 150 employees in Canada were in effect as of December 31, 2018 under approximately 20 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Union of Operating Engineers. These contracts are renegotiated periodically. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

Environmental, health, and safety laws and regulations and the costs of complying with them, or any change to them impacting our markets, could materially adversely affect our financial position, results of operations and cash flows.

Our operations are subject to numerous national, state, provincial and local laws and regulations governing environmental protection and occupational health and safety matters. These laws govern such issues as wastewater, storm water, solid and hazardous wastes and materials, air quality and matters of workplace safety. Under these laws and regulations, regardless of fault we may be liable for, among other things, the cost of investigating and remediating contamination at our sites as well as sites to which we have sent hazardous wastes for disposal or treatment, and also fines and penalties for non-compliance. We use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from storage tanks at certain of our locations. We cannot predict the potential financial impact on our business if new adverse environmental, health, or safety conditions are discovered, or environmental, health, and safety requirements become more stringent. If we are required to incur environmental, health, or safety compliance or remediation costs that are not currently anticipated by us, our financial position, results of operations and cash flows could be materially adversely affected, depending on the magnitude of the cost.

In addition, the U.S. Congress and other legislative and regulatory authorities in the United States and internationally have considered, and likely will continue to consider, numerous measures related to climate change, greenhouse gas emissions and other laws and regulations affecting our end markets, such as oil, gas and other natural resource extraction. Should such laws and

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

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

We may opportunistically consider the acquisition of other companies or service lines of other businesses that either complement or expand our existing business, or we may consider the divestiture of some of our businesses. Any acquisitions or divestitures we may seek to consummate will be subject to the negotiation of definitive agreements, satisfactory financing arrangements and applicable governmental approvals and consents, including under applicable antitrust laws, such as the Hart-Scott-Rodino Act. We cannot assure you that we will be able to identify suitable transactions and, even if we are able to identify such transactions, that we will be able to consummate any such acquisitions or divestitures on acceptable terms. Any future acquisitions or divestitures we pursue may involve a number of risks, including some or all of the following:

•	the diversion of management’s attention from our core business;

•	the disruption of our ongoing business;

•	inaccurate assessment of undisclosed liabilities;

•	potential known and unknown liabilities of the acquired or divested businesses and lack of adequate protections or potential related indemnities;

•	the inability to integrate our acquisitions without substantial costs, delays or other problems;

•	the loss of key customers or employees of the acquired or divested business;

•	increasing demands on our operational systems;

•	the integration of information systems and internal control over financial reporting; and

•	possible adverse effects on our reported results of operations or financial position, particularly during the first several reporting periods after an acquisition or divestiture is completed.

Any acquired entities or assets may not enhance our results of operations. Even if we are able to integrate future acquired businesses with our operations successfully, we cannot assure you that we will realize the cost savings, synergies or revenue enhancements that we may anticipate from such integration or that we will realize such benefits within the expected time frame. Any acquisition also may cause us to assume liabilities, record goodwill and other intangible assets that will be subject to impairment testing and potential impairment charges, incur potential restructuring charges and increase working capital and capital expenditure requirements, which may reduce our return on invested capital.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

Any material weaknesses in our internal control over financial reporting may adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor and lender confidence in us and, as a result, the value of our common stock and our ability to obtain future financing on acceptable terms.

In accordance with the Sarbanes-Oxley Act of 2002 and SEC rules, management is responsible for evaluating and reporting on the effectiveness of our internal control over financial reporting. We previously identified material weaknesses in our internal control over financial reporting, which were disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2017 and 2016 and have since been remediated. We incurred significant time and expense, including consulting, audit, legal and other professional fees, to remediate those material weaknesses, and there can be no assurance that our efforts to design and implement an effective control environment will be sufficient to prevent future material weaknesses from occurring. The failure to maintain required controls could result in material misstatements in our consolidated financial statements. Any such material misstatement could result in a restatement of our consolidated financial statements, which could lead to, among other things, delays in filing required financial disclosures; loss of investor and lender confidence in the accuracy and completeness of our financial reports; events of default under the agreements governing our asset-based revolving credit facility or our accounts receivable securitization facility (collectively, the “credit facilities”) or the indenture governing our senior notes (or significant payments to amend such agreements); investigations or enforcement actions by the New York Stock Exchange, the SEC or other federal or state government agencies or regulatory authorities; sanctions, fines or penalties; legal, accounting and other expenses; a decline in the prices of our securities; and liabilities arising from stockholder litigation. Any of these potential issues, or resulting negative publicity, may have a material adverse effect on our ability to attract and retain customers, employees and vendors. We also may lose assets if we do not maintain adequate internal controls. The foregoing circumstances could have a material adverse effect on our reputation, business, financial condition, results of operations, liquidity or cash flows.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

•
Prior to the Spin-Off, our equipment rental business was integrated with the vehicle rental business of Hertz Holdings, which is now operated by New Hertz following the Spin-Off. As a result, our historical financial results for periods prior to July 1, 2016 reflect these shared economies of scale in costs, employees, systems, vendor relationships and customer relationships.

•
Prior to the Spin-Off, our working capital requirements and capital for our general corporate purposes, including capital expenditures and acquisitions, generally were historically satisfied as part of the enterprise-wide cash management policies of Hertz Holdings. The cost of capital for our business may be higher than Hertz Holdings’ cost of capital prior to the Spin-Off.

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

As of December 31, 2018, we had total outstanding debt of approximately $2.2 billion, including our outstanding Notes and the amounts drawn under our credit facilities. This substantial indebtedness requires us to dedicate a significant portion of our cash flows from operations and investing activities to make payments on our debt, which reduces the amount available for working capital, capital expenditures or other general corporate purposes and which decreases our profitability and cash flow. We cannot assure you that we will maintain financing activities and cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In addition, our indebtedness could materially adversely affect us. For example, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our credit facilities, resulting in possible defaults on, and acceleration of, such indebtedness; (ii) be difficult to refinance or borrow additional funds in the future; (iii) increase our vulnerability to, and limit our flexibility to plan for, or react to, general adverse economic and industry conditions, (iv) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; and (v) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins. There is also a risk that one or more of the financial institutions providing commitments under our revolving credit facilities could fail to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected. Our ability to manage these risks will depend, among other things, on financial market conditions as

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described above under “—Risks Related to Our Business.”

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

Substantially all of our consolidated assets, including our rental fleet, are subject to security interests under our financing arrangements. As a result, the lenders under those financing arrangements have a secured claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay in full, or at all, all of our creditors or make any amount available to holders of our equity. The same is true with respect to structurally senior obligations. In general, all liabilities and other obligations of a subsidiary must be satisfied before the assets of such subsidiary can be made available to the unsecured or junior creditors (or equity holders) of the parent entity.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

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

We are unable to predict whether significant amounts of our common stock will be sold in the open market or the potential negative effects that these sales could have on the price of our common stock. Certain shareholders, most notably affiliates of Carl Icahn and Mario Gabelli, have accumulated significant amounts of our common stock. Sales or distributions of substantial amounts of our common stock in the public market, or the perception that such sales or distributions will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future. As of December 31, 2018, there were 28.5 million shares of our common stock outstanding, which are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless held or acquired by our “affiliates” as that term is defined in Rule 144 under the Securities Act. In addition, all shares of our common stock acquired upon exercise of stock options and other equity-based awards granted under our stock incentive plan also will be freely tradable under the Securities Act unless acquired by our affiliates, as will shares acquired by our employees under our employee stock purchase plan. Approximately 2.7 million shares of common stock have been issued or are reserved for issuance under our stock incentive plan and our employee stock purchase plan.

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

The market price of our common stock may fluctuate significantly.

The market price of Herc Holdings common stock could fluctuate significantly due to a number of factors, including:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our financial position, results of operations, liquidity or cash flows;

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

•	the effectiveness of our internal control over financial reporting;

•	the public reaction to our press releases, our other public announcements and our filings with the SEC;

•	announcements by us or our competitors of significant acquisitions, dispositions, innovations or new programs and services;

•	comments by institutional investors or media reports regarding our Company, business or industry;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of February 22, 2019, we had approximately 270 locations primarily in the United States and Canada, with locations also in China, Saudi Arabia and Qatar. We also operate regional headquarters, sales offices and service facilities in the foregoing countries in support of our equipment rental operations. Our principal executive offices are located in Bonita Springs, Florida.

As of December 31, 2018, we owned approximately 8% of the locations from which we operate our equipment rental business, with the remainder leased. Those leases are typically triple net leases, where Herc is responsible for the ongoing expenses of the property, including real estate taxes, insurance, and maintenance, in addition to paying rent and utilities.
Our rental locations generally are located in industrial or commercial zones. A growing number of locations have highway or major thoroughfare visibility. The typical location includes a customer reception area, an equipment service area and storage facilities for equipment. Most branches have stand-alone maintenance and fueling facilities and showrooms.

ITEM 3. LEGAL PROCEEDINGS

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a putative shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Hertz Holdings made material misrepresentations and/or omission of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The complaint sought unspecified monetary damages on

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 3. LEGAL PROCEEDINGS (Continued)

behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings moved to dismiss the amended complaint. In October 2014, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing the plaintiff to amend the complaint a second time. In November 2014, plaintiff filed a second amended complaint, which shortened the putative class period and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, Hertz Holdings moved to dismiss the second amended complaint. In July 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing plaintiff to file a third amended complaint. In August 2015, plaintiff filed a third amended complaint, which included additional allegations, named additional then-current and former officers as defendants and expanded the putative class period to extend from February 14, 2013 to July 16, 2015. In November 2015, Hertz Holdings moved to dismiss the third amended complaint. The plaintiff then sought leave to add a new plaintiff because of challenges to the standing of the first plaintiff. The court granted plaintiff leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint with prejudice on March 24, 2016. In April 2017, the court granted Hertz Holdings' and the individual defendants' motions to dismiss and dismissed the action with prejudice. In May 2017, plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Third Circuit and, in September 2018, the court affirmed the dismissal of the action with prejudice. On February 5, 2019, plaintiff filed a motion to set aside the judgment against it, and for leave to file a fifth amended complaint.  The proposed amended complaint would add allegations related to the settlement with the SEC described below.  On February 26, 2019, New Hertz filed an opposition to plaintiff’s motion for relief from judgment and leave to file a fifth amended complaint.

Governmental Investigations - In June 2014, Hertz Holdings was advised by the staff of the New York Regional Office of the SEC that it was investigating the events disclosed in certain of Hertz Holdings’ filings with the SEC. In addition, Hertz Holdings and New Hertz had communications with the United States Attorney’s Office for the District of New Jersey regarding the same or similar events. New Hertz was responsible for managing these matters. The investigations and communications generally involved the restatements included in Hertz Holdings’ 2014 Form 10-K and related accounting for prior periods. On December 31, 2018, the SEC entered an administrative order that, among other things, orders New Hertz to cease and desist from violating certain of the federal securities laws and imposes a civil penalty of $16.0 million. Pursuant to the Separation and Distribution Agreement that we entered into in connection with the Spin-Off, the Company agreed to indemnify New Hertz for 15% of any shared liabilities. Accordingly, the Company has accrued a loss contingency of $2.4 million for this matter with respect to the quarter ended December 31, 2018. In addition, New Hertz has advised us that it does not expect any further communications with the United States Attorney’s Office for the District of New Jersey.

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

For additional information regarding legal proceedings, see Note 16, "Commitments and Contingencies" of our consolidated financial statements included in Part II, Item 8 of this Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Registered Holders

Our common stock commenced trading on the New York Stock Exchange ("NYSE") under the symbol "HRI" on July 1, 2016. On February 22, 2019, there were 1,283 registered holders of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in "street name."

Share Repurchase Program
In March 2014, Hertz Holdings announced a $1.0 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits the Company, as the successor to Hertz Holdings, to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or in any specific amount. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, contractual restrictions and other factors. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the years ended December 31, 2018 or 2017. As of December 31, 2018, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $395.9 million.

Dividends
We paid no cash dividends on our common stock in 2018 or 2017, and we do not expect to pay dividends on our common stock for the foreseeable future. The agreements governing our indebtedness restrict our ability to pay dividends. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends," in this Report.

Recent Performance

The following graph compares the cumulative total stockholder return on Herc Holdings common stock from July 1, 2016, the first day of trading for our stock on the NYSE, through December 31, 2018, with the cumulative total returns of the Standard & Poor's Small Cap 600 Index and an industry peer group. The industry peer group is comprised of publicly traded companies participating in the equipment rental industry and other relevant companies of comparable size in the broader industry in which we compete. Our industry peer group is comprised of Aggreko plc, Applied Industrial Tech Inc., Ashstead Group plc, Beacon Roofing Supply, Inc., Fastenal Company, GATX Corp., H&E Equipment Services, KAR Auction Services Inc., McGrath RentCorp, Mobile Mini, Inc., NOW Inc., Pool Corp., Ritchie Bros. Auctioneers Incorporated, Triton International Ltd., Watsco Inc. and United Rentals, Inc.

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
$90
$80
$70
7/1/2016
12/31/2016
12/31/2017
12/31/2018
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

	Years ended December 31,
(In millions, except per share data)	2018	2017	2016	2015	2014
Statement of Operations Data
Total revenues	$1,976.7	$1,754.5	$1,554.8	$1,678.2	$1,770.4
Total expenses(a)	1,907.9	1,818.9	1,559.7	1,521.3	1,625.9
Income (loss) before income taxes	68.8	(64.4)	(4.9)	156.9	144.5
Income tax benefit (provision)(b)	0.3	224.7	(14.8)	(45.6)	(54.8)
Net income (loss)	$69.1	$160.3	$(19.7)	$111.3	$89.7
Earnings (loss) per share:
Basic	$2.43	$5.66	$(0.70)	$3.69	$3.00
Diluted	$2.39	$5.60	$(0.70)	$3.69	$2.87

	As of December 31,
(In millions)	2018	2017	2016	2015	2014
Balance Sheet Data
Cash and cash equivalents(c)	$27.8	$41.5	$24.0	$24.7	$28.0
Total assets	3,610.2	3,549.7	3,466.0	3,397.0	3,599.7
Total debt(d)	2,156.8	2,159.8	2,194.3	136.7	866.1
Total equity(e)	572.7	510.4	317.7	2,302.0	1,693.7

(a)
Total expenses were impacted by long-lived asset impairments in 2017 and 2014 of $29.7 million and $9.6 million, respectively, losses on extinguishment of debt in 2018, 2017 and 2014 of $5.4 million, $11.4 million and, $0.8 million, respectively, and the gain on the sale of our operations in France and Spain in 2015 of $50.9 million.

(b)	Income tax benefit in 2018 and 2017 includes $20.8 million and $207.1 million, respectively, net benefit resulting from the Tax Cuts and Jobs Act of 2017.

(c)
Includes the correction of an error which increased the amount by $12.4 million, $9.0 million and $9.1 million as of December 31, 2016, 2015 and 2014, respectively. See Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

(d)	Includes net loans payable to affiliates as of December 31, 2015 and 2014 of $73.2 million and $449.0 million, respectively.

(e)	Total equity as of December 31, 2016 was impacted by $2.0 billion of distributions and transfers to THC related to the Spin-Off.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Report, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes including receivables allowances, depreciation of rental equipment, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, pension and postretirement benefits, valuation of stock-based compensation, reserves for litigation and other contingencies, accounting for income taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

On June 30, 2016, the Company effected a 1-for-15 reverse stock split. The reverse stock split reduced the number of authorized shares of common stock and preferred stock to 133.3 million and 13.3 million, respectively. All share data and per share amounts have been retroactively adjusted for the reverse stock split in the accompanying consolidated financial statements and notes thereto for the year ended December 31, 2016.

For accounting purposes, due to the relative significance of New Hertz to Hertz Holdings, New Hertz was considered the spinnor or divesting entity in the Spin-Off and Herc Holdings was considered the spinnee or divested entity. As a result, despite the legal form of the transaction, New Hertz was the “accounting successor” to Hertz Holdings. Under the accounting rules, the historical financial information of New Hertz is required to reflect the financial information of Hertz Holdings, as if New Hertz spun off Herc Holdings in the Spin-Off. In contrast, the historical financial information of Herc Holdings, including certain information presented in this Report, reflects the financial information of the equipment rental business and certain parent legal entities of Herc as historically operated as part of Hertz Holdings, as if Herc Holdings was a stand-alone company for all periods presented. The historical financial information of the Company presented in the following MD&A for the period prior to the Spin-Off is not necessarily indicative of what the Company's financial position or results of operations actually would have been had it operated as a separate, independent company for the period presented.

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

Our revenues are primarily derived from rental and related charges and consist of:

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

2018 Financial Overview

An overview of our business and financial performance in 2018 and key factors influencing our results include:

•
Equipment rental revenue increased $159.3 million, or 10.6%, during the year ended December 31, 2018 when compared with 2017. The increase was attributable to a higher level of rental equipment on rent resulting from higher demand from existing customers, diversifying and growing our customer base and improving our product mix, including through increases in our ProSolutionsTM and ProContractor product offerings. Additionally, pricing increased by 2.9% during the year ended December 31, 2018 as compared to 2017.

•
In July 2018, we drew down on our asset-based revolving credit facility (the "ABL Credit Facility") and redeemed $61.0 million in aggregate principal amount of the 2022 Notes and $62.5 million in aggregate principal amount of the 2024 Notes and recorded a $5.4 million loss on the early extinguishment of debt, comprised of a 3% cash premium totaling $3.7 million and a non-cash charge of $1.7 million for the write-off of unamortized debt issuance costs. The loss on early extinguishment of debt is included in "Interest expense, net" in our consolidated statement of operations.

•	In September 2018, the Company entered into an accounts receivable securitization facility (the "AR Facility") with aggregate commitments of $175 million that matures in September 2020.

•	Income tax benefit for the year ended December 31, 2018, includes $20.8 million net benefit resulting from the completion of the analysis of Tax Cuts and Jobs Act of 2017.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
($ in millions)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Equipment rental	$1,658.3	$1,499.0	$1,352.7	$159.3	10.6%	$146.3	10.8%
Sales of rental equipment	256.2	190.8	122.5	65.4	34.3	68.3	55.8
Sales of new equipment, parts and supplies	49.3	52.3	68.2	(3.0)	(5.7)	(15.9)	(23.3)
Service and other revenue	12.9	12.4	11.4	0.5	4.0	1.0	8.8
Total revenues	1,976.7	1,754.5	1,554.8	222.2	12.7	199.7	12.8
Direct operating	788.9	719.8	655.9	69.1	9.6	63.9	9.7
Depreciation of rental equipment	387.5	378.9	350.5	8.6	2.3	28.4	8.1
Cost of sales of rental equipment	244.3	192.0	144.0	52.3	27.2	48.0	33.3
Cost of sales of new equipment, parts and supplies	37.7	39.5	53.0	(1.8)	(4.6)	(13.5)	(25.5)
Selling, general and administrative	312.6	320.2	275.3	(7.6)	(2.4)	44.9	16.3
Impairment	0.1	29.7	—	(29.6)	(99.7)	29.7	NM
Interest expense, net	137.0	140.0	84.2	(3.0)	(2.1)	55.8	66.3
Other income, net	(0.2)	(1.2)	(3.2)	1.0	(83.3)	2.0	(62.5)
Income (loss) before income taxes	68.8	(64.4)	(4.9)	133.2	206.8	(59.5)	NM
Income tax benefit (provision)	0.3	224.7	(14.8)	(224.4)	(99.9)	239.5	NM
Net income (loss)	$69.1	$160.3	$(19.7)	$(91.2)	(56.9)%	$180.0	NM

NM - Not Meaningful

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Equipment rental revenue increased $159.3 million, or 10.6%, during the year ended December 31, 2018 when compared with 2017. The increase was attributable to a higher level of equipment on rent resulting from higher demand from existing customers, diversifying and growing our customer base and improving our product mix, including through increases in our ProSolutionsTM and ProContractor product offerings. Additionally, pricing increased by 2.9% during the year ended December 31, 2018 when compared to 2017.

Sales of rental equipment increased $65.4 million, or 34.3%, during the year ended December 31, 2018 when compared with 2017 as we increased the volume of sales to improve the equipment mix and reduce fleet age. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 95.4% during the year ended December 31, 2018 compared to 100.6% in 2017. The improvement in margin was due to improved pricing based on a strong market for used rental equipment.

Sales of new equipment, parts and supplies decreased $3.0 million, or 5.7%, during the year ended December 31, 2018 when compared with 2017 driven by our overall reduction of new equipment sales programs. The cost of sales of new equipment, parts and supplies as a percentage of the related revenue was 76.5% during the year ended December 31, 2018 compared to 75.5% in 2017. The increase was due to the mix of the new equipment sold.

Direct operating expenses increased $69.1 million, or 9.6%, during the year ended December 31, 2018 when compared with 2017 primarily due to the following:

•
Fleet and related expenses increased $26.8 million primarily as a result of higher delivery and freight expense of $9.2 million mainly due to an increase in deliveries associated with higher rental volume, partially offset by better management of transportation costs through the roll-out of a third-party logistics program during 2018. Equipment re-rent expense increased $6.3 million to supplement our fleet to accommodate additional customer demand. Fuel expense increased by $5.8 million driven by higher fuel prices and sales volume and insurance expense increased $3.3 million due to certain claims during 2018.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
Personnel-related expenses increased $31.0 million as a result of continued investment in branch management to drive operational improvements and investments in branch operating personnel to support continued revenue growth.

•
Other direct operating costs increased $11.3 million primarily due to increased depreciation and amortization of $5.0 million primarily related to an increase in service vehicles and an increase in facilities expense of $3.5 million. Additionally, restructuring expense increased by $2.9 million due to the closure of several branches during 2018, primarily in Canada.

Depreciation of rental equipment increased $8.6 million, or 2.3%, during the year ended December 31, 2018 when compared with 2017. The increase was due to a larger fleet size during the year ended December 31, 2018 when compared with 2017. The increase was partially offset by additional depreciation recognized during the year ended December 31, 2017, based on the reduction in residual values and the planned holding period of certain classes of assets, that did not recur during 2018.

Selling, general and administrative expenses decreased $7.6 million, or 2.4%, during the year ended December 31, 2018 when compared with 2017. The decrease was primarily due to a decrease in Spin-Off related costs and professional fees of $27.7 million partially offset by a $17.3 million increase in variable compensation related to commissions and incentives to drive revenue growth.

Impairment charges of $29.7 million were recorded during the year ended December 31, 2017. The impairments related to the write-off of intangible assets previously capitalized as part of the development of new financial and point of sale systems of $25.3 million and the impairment of certain rental equipment of $4.4 million that was deemed held for sale at December 31, 2017.

Interest expense, net decreased $3.0 million, or 2.1%, during the year ended December 31, 2018 when compared with 2017 primarily due to a reduction in interest expense on the Notes of $14.0 million resulting from lower average outstanding balances from the redemptions made in March and October 2017 and July 2018. Additionally, the loss on early extinguishment of debt on the redemption of the Notes was $5.4 million in 2018 compared to $11.4 million in 2017. Offsetting these decreases was an increase in interest expense on the ABL Credit Facility of $12.8 million based on higher average outstanding borrowings and a higher average interest rate during the year ended December 31, 2018 compared to 2017 and an increase of $5.5 million related to interest expense on our financing obligations that were established in the fourth quarter of 2017.

Income tax benefit was $0.3 million during the year ended December 31, 2018 compared to $224.7 million in the prior-year period. The reduction in income tax benefit in 2018 was primarily driven by the increase in pre-tax income to $68.8 million, which was offset by an overall net benefit related to the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") of $20.8 million. The income tax benefit during the year ended December 31, 2017 was primarily driven by an estimated $207.1 million net benefit related to the 2017 Tax Act and a pre-tax loss of $64.4 million.

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

Sales of rental equipment increased $68.3 million, or 55.8%, during the year ended December 31, 2017 when compared to 2016. During 2017, the level of rental equipment sold increased as part of our strategy to shift the mix of our fleet as well as higher sales due to the rotation of rental equipment based on normal holding periods. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 100.6% in 2017 compared to 117.6% in 2016. Losses on the sale of rental equipment decreased in 2017 as the volume of sales made through the lower-margin auction channel was reduced and shifted toward the wholesale channel. The loss on sale of rental equipment in 2016 was primarily due to the higher level of sales through the auction channel of equipment used in the upstream oil and gas markets and equipment manufactured by certain suppliers as we reduced the number of brands of equipment we carry in our fleet.

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

Direct operating expenses increased $63.9 million, or 9.7%, during the year ended December 31, 2017 when compared to 2016 primarily due to the following:

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

•
Personnel-related expenses increased $21.9 million as a result of an increase in salary expense of $17.6 million primarily associated with continued investment in branch management to drive operational improvements and investments in branch operating personnel to support revenue growth. Additionally, there was an increase in benefits expense of $4.6 million primarily due to higher healthcare insurance costs as a stand-alone company.

•
Other direct operating costs increased $3.7 million primarily due to increased depreciation of $7.0 million related to the increase in service vehicles. These increases were partially offset by a decrease in restructuring expense of $5.7 million resulting from charges taken for several location closures during 2016 and 2015.

Depreciation of rental equipment increased $28.4 million, or 8.1%, during the year ended December 31, 2017 when compared with 2016. The increase was due to a larger fleet size during the year ended December 31, 2017 as compared to the same period in 2016 and an increase of $18.0 million due to the impact of the 2016 reduction in residual values and the planned holding period of certain classes of equipment.

Selling, general and administrative expenses increased $44.9 million, or 16.3%, during the year ended December 31, 2017 compared to 2016. The increase is primarily due to higher stand-alone public company costs and information technology costs related to the Spin-Off of $19.8 million, a $14.8 million increase for additional sales personnel and related commissions to drive revenue growth, and an $8.5 million increase in provision for bad debt attributable to higher revenue and levels of receivables.

Impairment charges of $29.7 million were recorded during the year ended December 31, 2017. The impairments related to the write-off of intangible assets previously capitalized as part of the development of new financial and point of sale systems of $25.3 million and the impairment of certain rental equipment of $4.4 million that was deemed held for sale at December 31, 2017. See Note 7, "Impairment" to the notes to our consolidated financial statements for further information.

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

Other income was $2.0 million during the year ended December 31, 2017, primarily comprised of earnings from our joint ventures and proceeds received from insurance. Other income was $3.2 million during the year ended December 31, 2016, primarily comprised of earnings from our joint ventures.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations and servicing of debt. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of December 31, 2018, we had approximately $2.2 billion of total nominal indebtedness outstanding. We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of December 31, 2018 consisted of cash and cash equivalents and unused commitments under our ABL Credit Facility. See "Borrowing Capacity and Availability" below. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility, will be adequate to permit us to meet our obligations over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Years Ended December 31,			2018 vs. 2017	2017 vs. 2016
	2018	2017	2016	$ Change	$ Change
Cash provided by (used in):
Operating activities	$559.1	$349.1	$433.4	$210.0	$(84.3)
Investing activities	(567.0)	(410.0)	(395.0)	(157.0)	(15.0)
Financing activities	(4.2)	70.1	(38.7)	(74.3)	108.8
Effect of exchange rate changes	(1.6)	1.3	(0.4)	(2.9)	1.7
Net change in cash and cash equivalents	$(13.7)	$10.5	$(0.7)	$(24.2)	$11.2

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Operating Activities

During the year ended December 31, 2018, we generated $210.0 million more cash from operating activities compared with 2017. The increase was related to higher pre-tax income during the year ended December 31, 2018 as compared 2017, primarily resulting from higher revenues and lower professional fees and other Spin-Off related costs and the timing of collections of accounts receivable based on increased collection efforts, during the year ended December 31, 2018 as compared to 2017.

Investing Activities

Cash used in investing activities increased $157.0 million for the year ended December 31, 2018 as compared to 2017. Our primary use of cash in investing activities is for the acquisition of rental equipment and non-rental capital expenditures. We rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Activities

Cash used in financing activities was $4.2 million for the year ended December 31, 2018 as compared to cash provided of $70.1 million for 2017. Cash flows used in financing activities during the year ended December 31, 2018 primarily represents our changes in debt, which included the net proceeds of $133.5 million on our revolving lines of credit and securitization, offset by the redemption of $123.5 million of our Notes and $17.0 million of payments on capital leases and financing obligations. Cash provided by financing activities for the year ended December 31, 2017 included the net draw down of $222.7 million on our ABL Credit Facility and AR Facility and proceeds of $119.5 million received from financing obligations, partially offset by the redemption of $247.0 million of our Notes.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Operating Activities

During the year ended December 31, 2017, cash provided by operating activities decreased $84.3 million compared to 2016. The decrease was primarily related to a $61.0 million increase in interest payments as well as lower operating income resulting from higher information technology and other stand-alone public company costs, as well as the timing of collections of accounts receivable and payments of liabilities during the year ended December 31, 2017 as compared to 2016.

Investing Activities

Cash used in investing activities increased $15.0 million during the year ended December 31, 2017 as compared to 2016. Our primary use of cash in investing activities is for the acquisition of rental equipment and non-rental capital expenditures, which increased primarily due to investments in our information technology, service vehicles and facilities, and was partially offset by a decrease in our investments in rental equipment. We renew our equipment and manage our fleet of rental equipment in line with customer demand. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities

Cash flows from financing activities increased $108.8 million during the year ended December 31, 2017 as compared to 2016. Cash flows from financing activities during the year ended December 31, 2017 primarily represents our changes in debt, which included the net draw down of $222.7 million on our revolving lines of credit and proceeds of $119.5 million received from financing obligations, partially offset by the redemption of $247.0 million of our Notes. Cash used in financing activities in 2016 mainly related to $2.1 billion of financing and transfer activities with Hertz Holdings, which primarily funded our operations prior to the Spin-Off and was settled using total proceeds of $2.1 billion, net of issuance costs, from our Notes and ABL Credit Facility.

Capital Expenditures

Our capital expenditures relate largely to purchases of rental equipment, with the remaining portion representing purchases of property, equipment and information technology. The table below sets forth the capital expenditures related to our rental equipment and related disposals for the periods noted (in millions).

	Years Ended December 31,
	2018	2017	2016
Rental equipment expenditures	$771.4	$501.4	$468.3
Disposals of rental equipment	(272.3)	(160.1)	(115.4)
Net rental equipment expenditures	$499.1	$341.3	$352.9

Net capital expenditures for rental equipment increased $157.8 million during the year ended December 31, 2018 compared to 2017. During 2018, we purchased more rental equipment to increase the amount of equipment available for rent based on higher demand from our customers, with increased purchases in our ProSolutionsTM and ProContractor equipment. We also sold more rental equipment to improve the equipment mix and reduce fleet age.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net capital expenditures for rental equipment decreased $11.6 million during the year ended December 31, 2017 compared to 2016. During 2017, we purchased more rental equipment as part of our fleet mix transformation out of large earthmoving equipment and into more compact earthmoving, ProSolutionsTM and ProContractor equipment. Our disposals also increased in 2017 due to a shift in the mix and rotation of our fleet.

In 2019, we expect our net rental equipment capital expenditures to be in the range of $370.0 million to $410.0 million.

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

In connection with the AR Facility, we sell accounts receivable on an ongoing basis to a wholly-owned special-purpose entity (the "SPE"). The accounts receivable and other assets of the SPE are encumbered in favor of the lenders under our AR Facility. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Substantially all of the remaining assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our ABL Credit Facility and the Notes and, as such, are generally not available to satisfy the claims of our general creditors. See Note 9, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report for more information.

With respect to the Facilities, we refer to "Remaining Capacity" as the maximum principal amount of debt permitted to be outstanding under the Facilities (i.e., the amount of debt we could borrow assuming we possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under the Facilities. We refer to "Availability Under Borrowing Base Limitation" as the lower of Remaining Capacity or the Borrowing Base less the principal amount of debt then-outstanding under the Facilities (i.e., the amount of debt we could borrow given the collateral we possess at such time).

As of December 31, 2018, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$640.2	$640.2
AR Facility	—	—
Total	$640.2	$640.2

At December 31, 2018, the Company's borrowing base was capped at $175.0 million by the aggregate commitments under the AR Facility. Subsequent to December 31, 2018, the borrowing base under the AR Facility declined to $159.1 million.

In addition, as of December 31, 2018, the Company's subsidiary in China had uncommitted credit facilities of which $5.4 million was available for borrowing.

As of December 31, 2018, $24.6 million of standby letters of credit were issued and outstanding under the ABL Credit Facility, none of which had been drawn upon. The ABL Credit Facility had $225.4 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2018, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

At December 31, 2018, Herc Holdings' balance sheet was substantially identical to that of Herc, the borrower, with the exception of the components of shareholders equity. For the years ended December 31, 2018 and 2017, the statements of operations of Herc Holdings and Herc were identical.

For further information on the terms of our Notes, ABL Credit Facility and AR Facility see Note 9, "Debt" included in Part I, Item 1 "Financial Statements and Supplementary Data" of this Report. For a discussion of the risks associated with our significant indebtedness, see Part I, Item 1A "Risk Factors" contained in this Report.

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

CONTRACTUAL OBLIGATIONS

The following table details the contractual cash obligations for debt and related interest payable, capital and operating leases, and other purchase obligations as of December 31, 2018 (in millions):

		Payments Due by Period
	Total	2019	2020-2021	2022-2023	After 2023
Debt principal, including current maturities	$2,129.3	$4.6	$1,260.2	427.0	$437.5
Interest on debt (a)	425.4	120.8	209.3	81.2	14.1
Financing obligations (b)	159.6	8.5	17.0	17.0	117.1
Capital lease obligations (c)	40.3	23.6	14.5	2.2	—
Operating lease obligations (d)	202.2	34.6	53.0	38.8	75.8
Purchase obligations(e)	18.3	8.3	8.2	1.8	—
Total	$2,975.1	$200.4	$1,562.2	$568.0	$644.5

(a)	Estimated interest payments have been calculated based on the applicable interest rates as of December 31, 2018.

(b)
Includes obligations under financing agreements primarily for the lease of 44 properties. See Note 10, "Financing Obligations" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

(c)	Includes obligations under lease agreements primarily for service vehicles. See Note 14, "Leases " to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

(d)
Includes obligations under lease agreements for real estate and office and computer equipment. Such obligations are reflected to the extent of their minimum non-cancelable terms. See Note 14, "Leases " to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of December 31, 2018 and 2017, the following guarantees (including indemnification commitments) were issued and outstanding.

Indemnification Obligations

In the ordinary course of business, we execute contracts involving indemnification obligations customary in the relevant industry and indemnifications related to a specific transaction such as the sale of a business. These indemnification obligations might include claims relating to the following: environmental matters; condition of property; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial or other matters. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third-party claim. We regularly evaluate the probability of having to incur costs associated with these indemnification obligations and accrue for expected losses that are probable and estimable. Also see Note 21, "Arrangements with New Hertz" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report. For discussion of the risks associated with indemnification obligations in the context of divestitures see "Other Operational Risks" in Part I, Item 1A "Risk Factors" contained in this Report.

Contingencies, Environmental Matters and Guarantee

The information concerning the ongoing securities litigation and governmental investigation contained in Part I, Item 3 "Legal Proceedings" of this Report and the information concerning other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters and our guarantee is contained in Note 16, "Commitments and Contingencies" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report is incorporated herein by reference. The additional information concerning environmental matters included in Part I, Item 1 "Business—Environmental, Health and Safety Matters and Governmental Regulation" of this Report is also incorporated herein by reference.

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

Revenue Recognition

Equipment rental revenue includes revenue generated from renting equipment to customers and is recognized on a straight-line basis over the length of the rental contract. Also included in equipment rental revenue are fees for equipment delivery and pick-up and fees for our rental protection program, which allows customers to limit risk of financial loss in the event our equipment is damaged or lost. Delivery and pick-up fees are recognized as revenue when the services are performed and fees related to our rental protection program are recognized over the length of the contract term.

We recognize revenue from the sale of rental equipment, new equipment, parts and supplies when control of the asset transfers to the customer, which is typically when the asset is picked up by or delivered to the customer and when significant risks and rewards of ownership have passed to the customer. Sales and other tax amounts collected from customers and remitted to government authorities are accounted for on a net basis and, therefore, excluded from revenue.
Service and other revenue is recognized as the services are performed.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Rental Equipment

Our principal assets are rental equipment, which represented 69.4% and 66.9% of our total assets as of December 31, 2018 and 2017, respectively. Rental equipment consists of equipment utilized in our equipment rental operations. When rental equipment is acquired, we use historical experience, industry residual value guidebooks and the monitoring of market conditions to set depreciation rates. Generally, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of equipment usage and the targeted age of equipment at the time of disposal. We also estimate the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed regularly based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales also can be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of rental equipment in response to changing market conditions.

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

Goodwill and Indefinite-Lived Intangible Assets

On an annual basis and at interim periods when circumstances require, we test the recoverability of our goodwill. Goodwill impairment is deemed to exist if the carrying value of goodwill of a reporting unit exceeds its fair value. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We have assessed the guidance and performed our analysis using our one reporting unit, worldwide equipment rental.

Pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350 ("Topic 350"), Intangibles-Goodwill and Other, an entity may first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. Various factors are considered in performing the qualitative test, including

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting unit, our stock price and the excess amount between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

When assessing the fair value of our reporting units using a quantitative approach, we estimate the fair value using a combination of an income approach on the present value of estimated future cash flows and a market approach based on published earnings multiples of comparable entities with similar operations and economic characteristics as well as acquisition multiples paid in recent transactions. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the weighted average cost of capital, or "WACC," methodology. The WACC methodology considers market and industry data as well as company specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. The cash flows represent management's most recent planning assumptions. These assumptions are based on a combination of industry outlooks, views on general economic conditions and our expected pricing plans. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the carrying value of the reporting unit is greater than its fair value, we recognize an impairment charge for the amount equal to that excess. A significant decline in the projected cash flows or a change in the WACC used to determine fair value could result in a future goodwill impairment charge.

Indefinite-lived intangible assets, primarily trademarks, are not amortized but are evaluated annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

In connection with our impairment analysis for goodwill and indefinite-lived intangible assets conducted as of October 1, 2018, we assessed qualitative factors as described above to determine if it is more likely than not that goodwill and indefinite-lived assets may be impaired and concluded that there was no impairment related to such assets.

See Note 6, "Goodwill and Intangible Assets" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

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

Income Taxes

For the first half of 2016, we were included in the consolidated income tax returns of Hertz Holdings. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Subsequent changes to enacted tax rates will result in changes to deferred taxes and any related valuation allowances. We have recorded a deferred tax asset for unutilized net operating loss carryforwards in various tax jurisdictions. The taxing authorities may examine the positions that led to the generation of those net operating losses. If the utilization of any of those losses are disallowed, a deferred tax asset may have to be reduced.

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

Stock Based Compensation

For all periods presented prior to the Spin-Off, all stock-based compensation awards held by our employees were granted by Hertz Holdings, under various Hertz Holdings' sponsored plans, based on the common stock of Hertz Holdings. In connection with the Spin-Off, outstanding equity awards were adjusted and converted in accordance with a formula designed to preserve the intrinsic economic value of the original equity awards after taking into account the Spin-Off and the reverse stock split. All stock-based compensation award disclosures are measured in terms of common stock of Herc Holdings. The cost of employee services received in exchange for an award of equity instruments is based on the grant date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award, referred to as the vesting period. In addition to the service vesting condition, the performance stock units had an additional vesting condition, which called for the number of units that will be awarded based on achievement of a certain level of corporate EBITDA, or other performance measures as defined in the applicable award agreements, over the applicable measurement period.

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

Interest Rate Risk

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our ABL Credit Facility, AR Facility and cash and cash equivalents as of December 31, 2018, our pre-tax earnings would decrease by an estimated $12.3 million over a 12-month period.

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

We do not hedge our operating results against currency movement as they are primarily translational in nature. Using foreign currency forward rates as of December 31, 2018, each hypothetical one percentage point change in foreign currency movements would not have a significant impact on our revenue or earnings.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders of
Herc Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Herc Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing on page 91 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

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

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
February 28, 2019

We have served as the Company’s auditor since 2013.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$27.8	$41.5
Receivables, net of allowances of $21.5 and $26.9, respectively	332.4	386.3
Inventory	17.9	23.7
Prepaid and other current assets	22.3	23.0
Total current assets	400.4	474.5
Rental equipment, net	2,504.7	2,374.6
Property and equipment, net	282.5	286.3
Intangible assets, net	293.5	283.9
Goodwill	91.0	91.0
Other long-term assets	38.1	39.4
Total assets	$3,610.2	$3,549.7
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$29.9	$25.4
Accounts payable	147.0	152.0
Accrued liabilities	122.3	113.3
Total current liabilities	299.2	290.7
Long-term debt, net	2,129.9	2,137.1
Financing obligations, net	116.3	112.9
Deferred tax liabilities	448.3	462.8
Other long-term liabilities	43.8	35.8
Total liabilities	3,037.5	3,039.3
Commitments and contingencies (Note 16)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 31.2 and 31.1 shares issued and 28.5 and 28.3 shares outstanding	0.3	0.3
Additional paid-in capital	1,777.9	1,763.1
Accumulated deficit	(391.1)	(462.4)
Accumulated other comprehensive loss	(122.4)	(98.6)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	572.7	510.4
Total liabilities and equity	$3,610.2	$3,549.7

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Equipment rental	$1,658.3	$1,499.0	$1,352.7
Sales of rental equipment	256.2	190.8	122.5
Sales of new equipment, parts and supplies	49.3	52.3	68.2
Service and other revenue	12.9	12.4	11.4
Total revenues	1,976.7	1,754.5	1,554.8
Expenses:
Direct operating	788.9	719.8	655.9
Depreciation of rental equipment	387.5	378.9	350.5
Cost of sales of rental equipment	244.3	192.0	144.0
Cost of sales of new equipment, parts and supplies	37.7	39.5	53.0
Selling, general and administrative	312.6	320.2	275.3
Impairment	0.1	29.7	—
Interest expense, net	137.0	140.0	84.2
Other income, net	(0.2)	(1.2)	(3.2)
Total expenses	1,907.9	1,818.9	1,559.7
Income (loss) before income taxes	68.8	(64.4)	(4.9)
Income tax benefit (provision)	0.3	224.7	(14.8)
Net income (loss)	$69.1	$160.3	$(19.7)
Weighted average shares outstanding:
Basic	28.4	28.3	28.3
Diluted	28.9	28.6	28.3
Earnings (loss) per share:
Basic	$2.43	$5.66	$(0.70)
Diluted	$2.39	$5.60	$(0.70)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$69.1	$160.3	$(19.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	(20.0)	17.7	15.8
Unrealized gains and (losses) on hedging instruments:
Unrealized gains on hedging instruments	1.5	2.1	—
Income tax provision related to hedging instruments	(0.4)	(0.8)	—
Pension and postretirement benefit liability adjustments:
Amortization of net losses and settlement losses included in net periodic pension cost	1.9	2.3	1.4
Pension and postretirement benefit liability adjustments arising during the period	(5.6)	—	0.1
Income tax benefit (provision) related to pension and postretirement plans	1.0	(1.2)	(0.6)
Total other comprehensive income (loss)	(21.6)	20.1	16.7
Total comprehensive income (loss)	$47.5	$180.4	$(3.0)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2015	28.2	$0.3	$3,734.6	$(605.5)	$(135.4)	$(692.0)	$2,302.0
Net loss	—	—	—	(19.7)	—	—	(19.7)
Other comprehensive income	—	—	—	—	16.7	—	16.7
Net settlement on vesting of equity awards	—	—	(0.5)	—	—	—	(0.5)
Stock-based compensation charges	—	—	5.5	—	—	—	5.5
Exercise of stock options and other	0.1	—	10.0	—	—	—	10.0
Distribution and net transfers to THC	—	—	(1,996.3)	—	—	—	(1,996.3)
December 31, 2016	28.3	0.3	1,753.3	(625.2)	(118.7)	(692.0)	317.7
Net income	—	—	—	160.3	—	—	160.3
Other comprehensive income	—	—	—	—	20.1	—	20.1
Cumulative effect of a change in accounting for stock-based payments				2.5			2.5
Net settlement on vesting of equity awards	—	—	(0.1)	—	—	—	(0.1)
Stock-based compensation charges	—	—	10.1	—	—	—	10.1
Employee stock purchase plan	—	—	1.1	—	—	—	1.1
Exercise of stock options	—	—	0.7	—	—	—	0.7
Net transfers with THC	—	—	(2.0)	—	—	—	(2.0)
December 31, 2017	28.3	0.3	1,763.1	(462.4)	(98.6)	(692.0)	510.4
Net income	—	—	—	69.1	—	—	69.1
Cumulative effect of accounting change (Note 13)	—	—	—	2.2	(2.2)	—	—
Other comprehensive income	—	—	—	—	(21.6)	—	(21.6)
Net settlement on vesting of equity awards	0.1	—	(1.1)	—	—	—	(1.1)
Stock-based compensation charges	—	—	13.4	—	—	—	13.4
Employee stock purchase plan	—	—	2.0	—	—	—	2.0
Exercise of stock options	0.1	—	0.5	—	—	—	0.5
December 31, 2018	28.5	$0.3	$1,777.9	$(391.1)	$(122.4)	$(692.0)	$572.7

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$69.1	$160.3	$(19.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of rental equipment	387.5	378.9	350.5
Depreciation of property and equipment	51.9	46.8	39.7
Amortization of intangible assets	5.4	4.7	5.1
Amortization of deferred debt and financing obligations costs	6.3	6.4	5.6
Stock-based compensation charges	13.4	10.1	5.5
Impairment	0.1	29.7	—
Provision for receivables allowance	57.8	52.4	44.4
Deferred taxes	(10.5)	(228.4)	12.3
Loss (gain) on sale of rental equipment	(11.9)	1.2	21.5
Income from joint ventures	(1.6)	(1.9)	(2.3)
Other	3.8	5.8	8.6
Changes in assets and liabilities:
Receivables	(29.9)	(131.6)	(59.2)
Inventory, prepaid and other assets	1.8	(2.1)	(19.0)
Accounts payable	(1.7)	(10.0)	9.2
Accrued liabilities and other long-term liabilities	17.6	26.8	31.2
Net cash provided by operating activities	559.1	349.1	433.4
Cash flows from investing activities:
Rental equipment expenditures	(771.4)	(501.4)	(468.3)
Proceeds from disposal of rental equipment	272.3	160.1	115.4
Non-rental capital expenditures	(77.6)	(74.6)	(47.8)
Proceeds from disposal of property and equipment	9.7	5.9	5.7
Net cash used in investing activities	(567.0)	(410.0)	(395.0)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	1,235.0
Repayments of long-term debt	(123.5)	(247.0)	—
Proceeds from revolving lines of credit and securitization	737.5	561.9	1,791.0
Repayments on revolving lines of credit and securitization	(604.0)	(339.2)	(881.0)
Proceeds from financing obligations	6.4	119.5	—
Principal payments under capital lease and financing obligations	(17.0)	(16.7)	(12.4)
Debt extinguishment costs	(3.7)	(7.4)	—
Payment of financing obligation and debt financing costs	(1.3)	(2.7)	(41.5)
Proceeds from exercise of stock options and other	0.5	0.7	10.0
Proceeds from employee stock purchase plan	2.0	1.1	—
Net settlement on vesting of equity awards	(1.1)	(0.1)	(0.5)
Distributions and net transfers to THC	—	—	(2,071.9)
Net financing activities with affiliates	—	—	(67.4)
Net cash provided by (used in) financing activities	(4.2)	70.1	(38.7)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1.6)	1.3	(0.4)
Net increase (decrease) in cash, cash equivalents and restricted cash during the period	(13.7)	10.5	(0.7)
Cash, cash equivalents and restricted cash at beginning of period	41.5	31.0	31.7
Cash, cash equivalents and restricted cash at end of period	$27.8	$41.5	$31.0

Supplemental disclosures of cash flow information:
Cash paid for interest	$129.3	$131.7	$70.7
Cash paid (refunded) for income taxes, net	$13.4	$(5.5)	$2.9
Supplemental disclosures of non-cash investing activity:
Purchases of rental equipment in accounts payable	$—	$22.8	$15.1
Disposals of rental equipment in accounts receivable	$—	$12.6	$—
Non-rental capital expenditures in accounts payable	$—	$—	$7.8
Supplemental disclosures of non-cash financing activity:
Non-cash settlement of transactions with THC through equity	$—	$2.0	$75.6
Supplemental disclosures of non-cash investing and financing activity:
Equipment acquired through capital lease	$2.6	$0.4	$20.3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Background

Herc Holdings Inc. ("Herc Holdings" or the "Company") is one of the leading equipment rental suppliers with approximately 270 locations as of December 31, 2018, principally in North America. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). Operations are conducted under the Herc Rentals brand in the United States and Canada and under the Hertz Equipment Rental brand in other international locations. With over 50 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

The Company's classic fleet includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction and lighting. The Company's equipment rental business is supported by ProSolutionsTM, its industry-specific solutions-based services, which includes power generation, climate control, remediation and restoration, and studio and production equipment, and its ProContractor professional grade tools.

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

For accounting purposes, due to the relative significance of New Hertz to Hertz Holdings, New Hertz was considered the spinnor or divesting entity in the Spin-Off and Herc Holdings was considered the spinnee or divested entity. As a result, despite the legal form of the transaction, New Hertz was the “accounting successor” to Hertz Holdings. Under the accounting rules, the historical financial information of New Hertz is required to reflect the financial information of Hertz Holdings, as if New Hertz spun off Herc Holdings in the Spin-Off. In contrast, the historical financial information of Herc Holdings, including certain information presented in this Report, reflects the financial information of the equipment rental business and certain parent legal entities of Herc as historically operated as part of Hertz Holdings, as if Herc Holdings was a stand-alone company for all periods presented. The historical financial information of the Company presented in these consolidated financial statements is not necessarily indicative of what the Company's results of operations actually would have been had it operated as a separate, independent company for the year ended December 31, 2016.

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

Significant estimates inherent in the preparation of the consolidated financial statements include receivables allowances, depreciation of rental equipment, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, pension and postretirement benefits, valuation of stock-based compensation, reserves for litigation and other contingencies, accounting for income taxes, and prior to the Spin-off allocated general corporate expenses from THC, among others.

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

Stock Split

On June 30, 2016, the Company effected a 1-for-15 reverse stock split. The reverse stock split reduced the number of authorized shares of common stock and preferred stock to 133.3 million and 13.3 million, respectively. All share data and per share amounts have been retroactively adjusted for the reverse stock split in the accompanying consolidated financial statements and notes thereto for the year ended December 31, 2016.

Reclassifications

Certain amounts in prior years have been reclassified to conform with the presentation in the current year.

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

No single customer accounted for more than 3% of the Company’s equipment rental revenue during the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018 and 2017, no single customer accounted for more than 3% of accounts receivable.

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

Rental Equipment

Rental equipment is stated at cost, net of related discounts, with holding periods ranging from two to 15 years. Generally, when rental equipment is acquired, the Company estimates the period that it will hold the asset, primarily based on historical measures of the amount of rental activity (e.g. equipment usage) and the targeted age of equipment at the time of disposal. The Company

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

also estimates the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of rental equipment in response to changed market conditions.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company may first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If a quantitative impairment test is performed, the fair value of the reporting unit is estimated using a combination of an income approach on the present value of estimated future cash flows and a market approach based on published earnings multiples of comparable entities with similar operations and economic characteristics as well as acquisition multiples paid in recent transactions. The Company’s discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about the underlying business activities of the Company.

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

Revenue Recognition

Equipment rental revenue is recognized under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 840, Leases, ("Topic 840"). The Company’s sale of rental and new equipment, parts and supplies along with certain services provided to customers are recognized under ASC Topic 606, Revenue from Contracts with Customers, ("Topic 606") which was adopted on January 1, 2018. Prior to adoption of Topic 606, the Company recognized these transactions under ASC Topic 605, Revenue Recognition, ("Topic 605"). The following addresses our primary revenue types based on the accounting standard used to determine the accounting.

Topic 840

Equipment rental - Equipment rental revenue includes revenue generated from renting equipment to customers and is recognized on a straight-line basis over the length of the rental contract. Also included in equipment rental revenue is re-rent revenue in which the Company will rent specific pieces of equipment from vendors and then re-rent that equipment to its customers. Provisions for discounts, rebates to customers and other adjustments are provided for in the period the related revenue is recorded.

Other - Other equipment rental revenue is primarily comprised of fees for the Company’s rental protection program and environmental charges and are recognized on a straight-line basis over the length of the rental contract.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising

Advertising and sales promotion costs are expensed the first time the advertising or sales promotion takes place. Advertising costs are reflected as a component of "Selling, general and administrative" expense in the Company's consolidated statements of operations. For the years ended December 31, 2018, 2017 and 2016, advertising costs were $1.0 million, $2.7 million and $3.6 million, respectively.

Stock Based Compensation

Under the Company's stock based compensation plans, certain employees and members of the Company's board of directors have received grants of restricted stock units, performance stock units and stock options for Herc Holdings common stock.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award. The Company estimates the fair value of stock options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected term, dividend yield and risk-free interest rate.

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

The Company's Like-Kind Exchange Program ("LKE Program") was in place for several years. Pursuant to the program, the Company disposed of equipment and acquired replacement equipment in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to Section 1031 of the Internal Revenue Code ("Section 1031"). The program had resulted in deferral of federal and state income taxes in prior years. The Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") eliminated the eligibility of personal property for Section 1031 treatment. The 2017 Tax Act also enacted an election to immediately expense all purchases of new and used personal property placed in service after September 27, 2017. As a result of the 2017 Tax Act, the Company ceased its LKE Program and therefore reflects zero restricted cash as of December 31, 2017.

The Company applies the provisions of ASC Topic 740, Income Taxes ("Topic 740"), and computes the provision for income taxes on a Separate Return Basis. Under Topic 740, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Subsequent changes to enacted tax rates and changes in the interpretations thereof will result in deferred taxes and any related valuation allowances. Provisions are not made for income taxes

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on undistributed earnings of international subsidiaries that are intended to be indefinitely reinvested outside of the United States or are expected to be remitted free of taxes. Future distributions, if any, from these international subsidiaries to the United States or changes in U.S. tax rules may require a charge to reflect tax on these amounts.

In accordance with Topic 740, the Company recognizes, in its consolidated financial statements, the impact of the Company's tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions. The Company recognizes interest and penalties for uncertain tax positions in income tax expense.

The 2017 Tax Act, which was enacted in December 2017, had a substantial impact on the income tax benefit for the years ended December 31, 2018 and 2017. See Note 13, "Income Taxes" for further detail.

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
Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued guidance to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The Company adopted this guidance on January 1, 2018 in accordance with the effective date and has amended its statement of cash flows for the year ended December 31, 2017 by reclassifying $7.4 million of debt extinguishment costs from cash used in operating activities to cash used in financing activities.

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

Statement of Cash Flows: Restricted Cash

In November 2016, the FASB issued guidance requiring restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The Company adopted this guidance on January 1, 2018 in accordance with the effective date and has amended its statement of cash flows for the years ended December 31, 2017 and 2016 accordingly.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs

In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The guidance requires the reporting of the service cost

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Income Statement - Reporting Comprehensive Income

In February 2018, the FASB issued guidance that allows reclassification from accumulated other comprehensive income to retained earnings for certain tax effects resulting from the 2017 Tax Act that would otherwise be stranded in accumulated other comprehensive income. This guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company has elected to early adopt this guidance and as a result has recorded an adjustment of $2.2 million to retained earnings as of December 31, 2018.

Not Yet Adopted

Leases

In February 2016, the FASB issued new leasing guidance ("Topic 842") that replaces the existing lease guidance. Topic 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also expands the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases. Accounting guidance for lessors is largely unchanged. Topic 842 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods using a modified retrospective transition approach.

The Company will adopt Topic 842 on its effective date of January 1, 2019 and expects to recognize additional lease liabilities of approximately $166.0 million, with corresponding ROU assets on its balance sheet. The Company does not expect this guidance to have a material impact on its results of operations and cash flows. The liability is calculated as the present value of the remaining minimum rental payments for existing operating leases using either the rate implicit in the lease or, if none exists, the Company's incremental borrowing rate. The Company's existing capital leases will be accounted for as finance leases upon adoption and the Company does not expect any significant changes to the accounting for such leases upon adoption.

The Company plans to use the transition method that allows it to apply the guidance as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings, which the Company does not expect to be material. Additionally, Topic 842 will not be applied to periods prior to adoption and the adoption will have no impact on our previously

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reported results. The Company also plans to take advantage of the transition package of practical expedients permitted within Topic 842 which allows the Company not to reassess (i) whether any expired or existing lease contracts are or contain leases, (ii) the historical lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company also expects to use the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component.

The Company has implemented a lease management system to assist in the accounting and is evaluating additional changes to its processes and internal controls to ensure the new reporting and disclosure requirements are met upon adoption.

Additionally, as discussed in Note 3, "Revenue Recognition," most of the Company's equipment rental revenues will be accounted for under the current lease accounting standard, Topic 840, until the adoption of Topic 842. The Company is still evaluating the impact of adoption of Topic 842 on certain of its equipment rental revenues and expects to recognize a cumulative-effect adjustment to the opening balance of retained earnings related to these items. The Company expects Topic 842 to have an immaterial impact on future revenues.

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company’s business is primarily focused in North America with revenue from the United States representing approximately 88.9%, 88.2% and 87.6% of total revenue for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company’s rental transactions are principally accounted for under Topic 840. The Company’s sale of rental and new equipment, parts and supplies along with certain services provided to customers are accounted for under ASC Topic 606. Prior to the adoption of Topic 606, the Company accounted for these non-rental transactions under ASC Topic 605.

The following table summarizes the applicable accounting guidance for the Company’s revenues (in millions):

	Year Ended December 31,
	2018			2017			2016
	Topic 840	Topic 606	Total	Topic 840	Topic 605	Total	Topic 840	Topic 605	Total
Revenues:
Equipment rental	$1,509.7	$—	$1,509.7	$1,372.3	$—	$1,372.3	$1,247.1	$—	$1,247.1
Other rental revenue:
Delivery and pick-up	—	88.4	88.4	—	75.2	75.2	—	66.9	66.9
Other	60.2	—	60.2	51.5	—	51.5	38.7	—	38.7
Total other rental revenues	60.2	88.4	148.6	51.5	75.2	126.7	38.7	66.9	105.6
Total equipment rentals	1,569.9	88.4	1,658.3	1,423.8	75.2	1,499.0	1,285.8	66.9	1,352.7
Sales of rental equipment	—	256.2	256.2	—	190.8	190.8	—	122.5	122.5
Sales of new equipment, parts and supplies	—	49.3	49.3	—	52.3	52.3	—	68.2	68.2
Service and other revenues	—	12.9	12.9	—	12.4	12.4	—	11.4	11.4
Total revenues	$1,569.9	$406.8	$1,976.7	$1,423.8	$330.7	$1,754.5	$1,285.8	$269.0	$1,554.8

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

	Year Ended December 31,
	2018	2017	2016
Sales of rental equipment	$256.2	$190.8	$122.5
Sales of new equipment	21.3	26.9	38.4
Sales of parts and supplies	28.0	25.4	29.8
Total	$305.5	$243.1	$190.7

The Company recognizes revenue from rental equipment, new equipment, parts and supplies when control of the asset transfers to the customer, which is typically when the asset is picked up by or delivered to the customer and when significant risks and rewards of ownership have passed to the customer. Sales and other tax amounts collected from customers and remitted to government authorities are accounted for on a net basis and, therefore, excluded from revenue.
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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $19.5 million as of December 31, 2018.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allowances for doubtful accounts that reflect the Company's estimate of the amount of receivables that the Company will be unable to collect based on its historical write-off experience.

The Company does not have contract assets or material contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the year ended December 31, 2018 that was included in the contract liability balance as of the beginning of such period.

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the year ended December 31, 2018 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	December 31, 2018	December 31, 2017
Rental equipment	$3,840.7	$3,757.2
Less: Accumulated depreciation	(1,336.0)	(1,382.6)
Rental equipment, net	$2,504.7	$2,374.6

Depreciation rates on the Company's rental equipment are reviewed regularly based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and estimated holding periods. The impact of depreciation rate changes increased expense $0.7 million, $18.0 million and $9.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

During 2017, the Company deemed certain rental equipment, with a net book value of approximately $4.3 million, to be held for sale and reclassified such equipment to "Prepaid and other current assets" in the consolidated balance sheet as of December 31, 2017. The Company also performed an impairment assessment of rental equipment and recorded an impairment charge during the year ended December 31, 2017, as discussed further in Note 7, "Impairment." These assets were sold in April 2018.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Property and Equipment

Property and equipment consists of the following (in millions):

	December 31, 2018	December 31, 2017
Land and buildings	$120.2	$123.5
Service vehicles	258.6	260.4
Leasehold improvements	89.1	74.4
Machinery and equipment	27.3	25.7
Computer equipment and software	64.8	58.4
Furniture and fixtures	14.6	11.8
Construction in progress	6.2	20.2
Property and equipment, gross	580.8	574.4
Less: accumulated depreciation	(298.3)	(288.1)
Property and equipment, net	$282.5	$286.3

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $51.9 million, $46.8 million and $39.7 million, respectively. Depreciation expense for property and equipment is included in "Direct operating" and "Selling, general and administrative" expenses in the Company's consolidated statements of operations.

The Company leases certain of its service vehicles under capital leases. Depreciation of assets held under capital leases is included in depreciation expense. The gross amounts of property and equipment and related depreciation recorded under capital leases, included in service vehicles in the table above, were as follows (in millions):

	December 31, 2018	December 31, 2017
Service vehicles	$87.7	$107.4
Less: accumulated depreciation	(50.3)	(55.2)
	$37.4	$52.2

The Company has entered into financing obligations to lease certain of its properties as discussed further in Note 10, "Financing Obligations." Depreciation of assets held under financing obligations is included in depreciation expense. The gross amounts of land, building and leasehold improvements and related depreciation recorded under financing obligations, included in the table above, were as follows (in millions):

	December 31, 2018	December 31, 2017
Land, building and leasehold improvements	$76.6	$70.1
Less: accumulated depreciation	(32.7)	(25.7)
	$43.9	$44.4

Note 6—Goodwill and Intangible Assets

Goodwill

The Company performed its annual goodwill impairment test and determined that no impairment existed for the years ended December 31, 2018 and 2017.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the Company's goodwill (in millions):

	Year Ended December 31,
	2018	2017
Balance at the beginning and end of the period:
Goodwill	$765.9	$765.9
Accumulated impairment losses	(674.9)	(674.9)
	$91.0	$91.0

Intangible Assets

The Company performed its annual impairment test of indefinite-lived intangible assets and determined that no impairment existed for the years ended December 31, 2018 and 2017. The Company also reviewed its finite-lived intangible assets for impairment and determined that certain assets were impaired during the year ended December 31, 2017 as further discussed in Note 7, "Impairment." There was no impairment of finite-lived intangible assets in 2018.

Intangible assets, net, consisted of the following major classes (in millions):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related	$11.4	$(7.8)	$3.6
Internally developed software(a)	30.4	(10.5)	19.9
Total	41.8	(18.3)	23.5
Indefinite-lived intangible assets:
Trade name	270.0	—	270.0
Total intangible assets, net	$311.8	$(18.3)	$293.5
(a)     Includes capitalized costs of $0.9 million yet to be placed into service.

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related	$14.8	$(9.4)	$5.4
Internally developed software(a)	19.3	(6.8)	12.5
Total	34.1	(16.2)	17.9
Indefinite-lived intangible assets:
Trade name	266.0	—	266.0
Total intangible assets, net	$300.1	$(16.2)	$283.9

(a)	Includes capitalized costs of $5.4 million yet to be placed into service.

Amortization of intangible assets for the years ended December 31, 2018, 2017 and 2016 was approximately $5.4 million, $4.7 million and $5.1 million, respectively. Based on the amortizable assets in-service as of December 31, 2018, the Company expects amortization expense to be approximately $6.5 million in 2019, $6.1 million in 2020, $5.2 million in 2021, $3.1 million in 2022 and $1.7 million in 2023.

Note 7—Impairment

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company performed an impairment assessment of certain rental equipment and recorded an impairment charge of $4.4 million during the year ended December 31, 2017. This rental equipment had a remaining net book value of $4.3 million and was reclassified to held for sale and included in "Prepaid and other current assets" in the consolidated balance sheet as of December 31, 2017. These assets were sold in April 2018 and no additional impairment was recorded.

Note 8—Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	December 31, 2018	December 31, 2017
Accrued compensation and benefit costs	$32.1	$27.5
National accounts accrual	30.3	29.7
Accrued property, sales, use and other related taxes	15.7	14.8
Accrued interest	7.2	7.5
Customer related deferrals	9.6	7.7
Self-insurance reserves	8.0	6.2
Income taxes payable	5.5	7.1
Other	13.9	12.8
Total accrued liabilities	$122.3	$113.3

Note 9—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at December 31, 2018	Weighted Average Stated Interest Rate at December 31, 2018	Fixed or Floating Interest Rate	Maturity	December 31, 2018	December 31, 2017
Senior Secured Second Priority Notes
2022 Notes	7.88%	7.50%	Fixed	2022	$427.0	$488.0
2024 Notes	8.06%	7.75%	Fixed	2024	437.5	500.0
Other Debt
ABL Credit Facility	N/A	4.46%	Floating	2021	1,085.2	1,130.0
AR Facility	N/A	3.29%	Floating	2020	175.0	—
Capital leases	4.15%	N/A	Fixed	2019-2023	38.1	53.7
Other borrowings	N/A	4.79%	Floating	2019	4.6	2.6
Unamortized Debt Issuance Costs(a)					(10.6)	(14.5)
Total debt					2,156.8	2,159.8
Less: Current maturities of long-term debt					(26.9)	(22.7)
Long-term debt, net					$2,129.9	$2,137.1

(a)
Unamortized debt issuance costs totaling $10.4 million and $13.3 million related to the ABL Credit Facility and, as of December 31, 2018, the AR Facility (as each is defined below) are included in "Other long-term assets" in the consolidated balance sheet as of December 31, 2018 and December 31, 2017, respectively.

The effective interest rates for the fixed rate 2022 Notes and 2024 Notes (as defined below) include the stated interest on the notes and the amortization of any debt issuance costs.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities

The nominal principal amounts of maturities of debt for each of the periods ending December 31 are as follows (in millions):

2019	$26.9
2020	187.4
2021	1,086.5
2022	428.4
2023	0.7
After 2023	437.5
Total	$2,167.4

The Company is highly leveraged and its liquidity needs arise from the funding of its costs of operations and capital expenditures and from debt service on its indebtedness. The Company believes that cash generated from operations and cash received from the disposal of rental and other equipment, together with amounts available under its asset-based revolving credit facility (the "ABL Credit Facility") will be adequate to permit the Company to meet its obligations over the next 12 months.

Senior Secured Second Priority Notes

In June 2016, Herc issued $610.0 million aggregate principal amount of 7.50% senior secured second priority notes due 2022 (the "2022 Notes") and $625 million aggregate principal amount of 7.75% senior secured second priority notes due 2024 (the "2024 Notes" and, together with the 2022 Notes, the "Notes"). The funds were used to: (i) finance the Spin-Off and make a cash transfer to New Hertz and its affiliates in connection therewith and (ii) pay fees and other transaction expenses in connection therewith.

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

On July 12, 2018, for the redemption period from June 1, 2018 to May 31, 2019, Herc drew down on its ABL Credit Facility and redeemed $61.0 million in aggregate principal amount of the 2022 Notes and $62.5 million in aggregate principal amount of the 2024 Notes and recorded a $5.4 million loss on the early extinguishment of debt, comprised of a 3% cash premium totaling $3.7 million and a non-cash charge of $1.7 million for the write-off of unamortized debt issuance costs. The loss on early extinguishment of debt is included in "Interest expense, net" in the Company's consolidated statement of operations.

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

Failure to maintain certain levels of liquidity will subject the Herc credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2018, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

Covenants in the ABL Credit Facility restrict payment of cash dividends to any parent of Herc, including Herc Holdings, except in an aggregate amount, taken together with certain investments, acquisitions and optional prepayments, not to exceed $200.0 million. Herc may also pay additional cash dividends under the ABL Credit Facility under certain circumstances.

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

Accounts Receivable Securitization Facility

In September 2018, the Company entered into an accounts receivable securitization facility (the "AR Facility") with aggregate commitments of $175.0 million that matures on September 16, 2020. In connection with the AR Facility, Herc and one of its wholly-owned subsidiaries sell their accounts receivable on an ongoing basis to Herc Receivables U.S. LLC, a wholly-owned special-purpose entity (the "SPE"). The SPE's sole business consists of the purchase by the SPE of accounts receivable from Herc and the Herc subsidiary seller and borrowing by the SPE against the eligible accounts receivable from the lenders under the facility. The borrowings are secured by liens on the accounts receivable and other assets of the SPE. Collections on the accounts receivable are used to service the borrowings. The SPE is a separate legal entity that is consolidated in the Company's financial statements. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Herc is the servicer of the accounts receivable under the AR Facility.

The agreements governing the AR Facility contain restrictions and covenants which include limitations applicable to Herc, the Herc subsidiary seller and the SPE on the creation of certain liens, and restrictions and covenants which include limitations applicable to the SPE on the making of certain restricted payments, and limitations applicable to Herc and the SPE with respect to certain corporate acts such as mergers, consolidations and the sale of substantially all assets, with certain exceptions. The Company was in compliance with all such covenants as of December 31, 2018.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Borrowings

In June 2017, the Company's subsidiary in China entered into uncommitted credit agreements with a bank for up to the aggregate principal amount of $10.0 million. Interest accrues on the loans drawn under these facilities at a rate of 110% of the prevailing base lending rates published by People's Bank of China and is payable quarterly. As of December 31, 2018, the Company had short-term borrowings under these facilities totaling $4.6 million.

Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company as of December 31, 2018 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$640.2	$640.2
AR Facility	—	—
Total	$640.2	$640.2

At December 31, 2018, the Company's borrowing base was capped at $175.0 million by the aggregate commitments under the AR Facility. Subsequent to December 31, 2018, the borrowing base under the AR Facility declined to $159.1 million.

In addition, as of December 31, 2018, the Company's subsidiary in China had uncommitted credit facilities of which $5.4 million was available for borrowing.

Letters of Credit

As of December 31, 2018, $24.6 million of standby letters of credit were issued and outstanding under the ABL Credit Facility, none of which had been drawn upon. The ABL Credit Facility had $225.4 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Debt Issuance Costs

In connection with the issuance of the Notes and entry into the ABL Credit Facility in 2016, the Company capitalized $41.5 million in deferred debt issuance costs, of which $22.5 million were recorded to "Long-term debt" and $19.0 million were recorded to "Other long-term assets" in the consolidated balance sheet as of December 31, 2018. In addition, in connection with the issuance of the AR Facility in September 2018, the Company capitalized $1.1 million in deferred debt issuance costs, which were recorded to "Other long-term assets" in the consolidated balance sheet as of December 31, 2018. The debt issuance costs are being amortized to interest expense using the effective interest method for costs related to the Notes and on a straight-line basis for costs related to the ABL Credit Facility over the respective contractual terms of the applicable debt. Non-cash interest expense related to the amortization of these debt issuance costs for the years ended December 31, 2018, 2017 and 2016 were $6.1 million, $6.3 million and $3.4 million, respectively. The Company wrote off $1.7 million of unamortized deferred financing costs during the year ended December 31, 2018 related to the July partial redemption of its Notes. The Company wrote off $1.7 million and $4.0 million of unamortized deferred financing costs during the years ended December 31, 2018 and 2017, respectively, related to the partial redemptions of its Notes.

Note 10—Financing Obligations

In October 2017, Herc consummated a sale-leaseback transaction pursuant to which it sold 42 of its properties located in the U.S. for gross proceeds of approximately $119.5 million and entered into a master lease agreement pursuant to which it has continued operations at those properties as a tenant. The triple net lease agreement has an initial term of 20 years, subject to extension, at Herc's option, for up to five additional periods of five years each. The sale of the properties did not qualify for sale-leaseback accounting due to continuing involvement with the properties. Therefore, the book value of the buildings and land remains on the Company's consolidated balance sheet. Additionally, during 2018, the Company entered into sale-leaseback transactions with respect to two additional properties for gross proceeds of $6.4 million.

In connection with the sale-leaseback, the Company capitalized $2.7 million in deferred financing obligations issuance costs. The

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

costs are being amortized to interest expense using the effective interest method. Interest expense related to the amortization of these costs for the year ended December 31, 2018 and 2017 was $0.2 million and $0.1 million, respectively.

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at December 31, 2018	Maturity	December 31, 2018	December 31, 2017
Financing obligations	4.73%	2038	$122.1	$118.2
Unamortized financing issuance costs			(2.8)	(2.6)
Total financing obligations			119.3	115.6
Less: Current maturities of financing obligations			(3.0)	(2.7)
Financing obligations, net			$116.3	$112.9

As of December 31, 2018, future minimum financing payments for the agreement referred to above are as follows (in millions):

2019	$8.5
2020	8.5
2021	8.5
2022	8.5
2023	8.5
Thereafter	117.1
Total minimum financing obligations payments	159.6
Obligations subject to non-cash gain on future sale of property	33.2
Less amount representing interest (at a weighted-average interest rate of 4.73%)	(70.7)
Total financing obligations	$122.1

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

Contributions to the plans are made by both the employee and the Company. Company contributions to these plans are based on the level of employee contributions and formulas determined by the Company. Expenses for the defined contribution plans for the years ended December 31, 2018, 2017 and 2016 were approximately $10.5 million, $9.4 million and $7.5 million, respectively.

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

In July 2016, the Company established the Herc Holdings Retirement Plan (the "Plan"), a U.S. qualified pension plan. The majority of assets and liabilities of the Hertz Plan attributable to current and former employees of the equipment rental business were

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transferred to the Plan following the Spin-Off based on a preliminary allocation. The final allocations and transfers were completed in 2017 and were lower than the preliminary allocation, resulting in a $3.6 million increase to the pension liability funded status and a corresponding offset of $2.0 million, net of taxes, to additional paid-in capital.

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

The Company’s policy for funded plans is to contribute, at a minimum, amounts required by applicable laws, regulations and union agreements. The Plan represents approximately 98% of the Company's defined benefit plan obligations and 100% of its plan assets. The Company did not make any cash contributions to the Plan or the predecessor Hertz Plan in 2018, 2017 or 2016 and does not anticipate making any contributions during 2019. The level of future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of benefit obligations and plan assets of the Company’s pension plans and postretirement benefit plans (in millions):

	Pension		Postretirement
	2018	2017	2018	2017
Change in Projected Benefit Obligations
Benefit obligations at beginning of year	$160.0	$149.4	$1.1	$1.0
Interest cost	5.7	6.1	—	—
Plan settlements	(7.9)	(6.8)	—	—
Benefits paid	(0.2)	(0.3)	—	—
Adjustment (1)	1.1	—	—	—
Actuarial (gain) loss	(10.2)	11.6	(0.1)	0.1
Benefit obligations at end of year	$148.5	$160.0	$1.0	$1.1

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$140.4	$133.2	$—	$—
Actual return on plan assets	(10.2)	17.9	—	—
Plan settlements	(7.9)	(6.8)	—	—
Benefits paid	(0.2)	(0.3)	—	—
Adjustment (1)	1.5	(3.6)	—	—
Fair value of plan assets at end of year	$123.6	$140.4	$—	$—

Funded Status	$(24.9)	$(19.6)	$(1.0)	$(1.1)

Accumulated benefit obligations	$148.5	$160.0
(1) In connection with the Spin-Off, assets were allocated between THC and the Company in proportion to the associated liability. The adjustment for 2018 represented the final allocation and settlement with the Hertz Plan.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension		Postretirement
	2018	2017	2018	2017
Amounts Recognized in Balance Sheet
Accrued liabilities	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Other long-term liabilities	(24.8)	(19.5)	(0.9)	(1.0)
Net amount recognized	$(24.9)	$(19.6)	$(1.0)	$(1.1)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial gain (loss)	$(25.6)	$(21.8)	$0.2	$0.1
Prior service credits	0.1	0.2	—	—
Net amount recognized	$(25.5)	$(21.6)	$0.2	$0.1

Weighted‑Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	4.3%	3.6%	4.2%	3.5%
Average rate of increase in compensation	—%	—%	—%	—%
Initial healthcare cost trend rate			6.1%	6.4%
Ultimate healthcare cost trend rate			4.5%	4.5%
The benefit obligations and fair value of plan assets for the Company’s qualified and non-qualified pension and postretirement plans with projected benefit obligations or accumulated benefit obligations in excess of plan assets are as follows (in millions):

	Pension		Postretirement
	2018	2017	2018	2017
Plans with Benefit Obligations in Excess of Plan Assets
Projected benefit obligations	$148.5	$160.0	$1.0	$1.1
Accumulated benefit obligations	148.5	160.0	—	—
Fair value of plan assets	123.6	140.4	—	—

The following table sets forth the net periodic pension cost (benefit) (in millions):

	Years Ended December 31,
	2018	2017	2016
Components of Net Periodic Pension Cost (Benefit):
Service cost	$—	$—	$0.1
Interest cost	5.7	6.1	5.8
Expected return on plan assets	(6.0)	(6.2)	(8.0)
Net amortization of actuarial net loss	0.7	1.4	1.4
Settlement loss	1.2	0.9	—
Net periodic pension cost (benefit)	$1.6	$2.2	$(0.7)

Weighted‑Average Assumptions Used to Determine Net Periodic Pension Cost (Benefit)
Discount rate	3.6%	4.1%	4.3%
Expected return on assets	5.6%	6.5%	7.2%
Average rate of increase in compensation	—%	—%	4.3%

The net periodic postretirement cost was insignificant in 2018, 2017 and 2016.

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

There was no average rate of increase in compensation for 2018 or 2017 as there are no longer any employees in the Plan accruing benefits. Rates in 2016 reflected expected long-term average rate of salary increases and were based on historic salary increase experience and management’s expectations of future salary increases.

The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached in 2038. Changing the assumed health care cost trend rates by one percentage point is estimated to have an insignificant (less than $0.1 million) impact on the accumulated postretirement benefit obligation as of December 31, 2018 and the 2018 aggregate of service and interest costs.

The Company expects to amortize $1.2 million of net actuarial losses from accumulated other comprehensive loss into net periodic pension cost (benefit) in 2019.

Plan Assets

The Company has a long-term investment outlook for its Plan assets, which is consistent with the long-term nature of the Plan's respective liabilities.

The Plan currently has a target asset allocation of 35% equity and 65% fixed income. The equity portion of the assets is actively managed in U.S. small/mid cap and international funds and a small allocation to a passively managed U.S. large cap index fund. The fixed income portion of the assets is actively managed in long/intermediate duration government/credit funds and small allocations to an actively managed high yield fund, a bank loan fund and an emerging market debt fund. A modest amount of cash is maintained to facilitate payment of benefits and plan expenses.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value measurements of all plan assets are based upon significant other observable inputs (Level 2), except for cash which is based upon quoted market prices in active markets for identical assets (Level 1). The following represents the Company's pension plan assets (in millions):

Asset Category	December 31, 2018	December 31, 2017
Cash	$1.9	$2.2
Short Term Investments	0.1	0.1
Equity Securities:
U.S. Large Cap	14.7	16.3
U.S. Mid Cap	3.2	7.3
U.S. Small Cap	1.2	1.6
International Developed	14.3	17.8
International Emerging Markets	6.8	6.8
Fixed Income Securities:
U.S. Treasuries	21.0	20.8
Corporate Bonds	37.2	43.7
Government Bonds	7.1	9.3
Municipal Bonds	2.7	2.3
Mortgage-Backed Securities	1.2	2.8
Asset-Backed Securities	3.6	2.7
Bank Loans	6.6	6.4
Other	2.0	0.3
Total fair value of pension plan assets	$123.6	$140.4

Estimated Future Benefit Payments

The following table presents estimated future benefit payments (in millions):

	Pension	Postretirement
2019	$6.1	$0.1
2020	6.7	0.1
2021	7.2	0.1
2022	8.2	0.1
2023	9.0	0.1
2024-2028	60.2	0.4
	$97.4	$0.9

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company's participation in multiemployer plans for the annual period ended December 31, 2018 is outlined in the table below. For each plan that is individually significant to the Company, the following information is provided:

•	The "EIN / Pension Plan Number" column provides the Employer Identification Number assigned to a plan by the Internal Revenue Service.

•
The "Pension Protection Act Zone Status" available is for plan years that ended in 2018 and 2017. The zone status is based on information provided to the Company and other participating employers by each plan and is certified by the plan's actuary. A plan in the "red" zone has been determined to be in "critical status," based on criteria established under the Internal Revenue Code, or the "Code," and is generally less than 65% funded. A plan in the "yellow" zone has been determined to be in "endangered status," based on criteria established under the Code, and is generally less than 80% funded. A plan in the "green" zone has been determined to be neither in "critical status" nor in "endangered status," and is generally at least 80% funded.

•
The "FIP/RP Status Pending/Implemented" column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the "yellow" zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2018.

•
The "Surcharge Imposed" column indicates whether a surcharge was paid during the most recent annual period presented for the Company's contributions to any plan in the red zone in accordance with the requirements of the Code. The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributed to the plans.

There are no plans where the amount contributed by the Company represents more than 5% of the total contributions to the plan for the years ended December 31, 2018, 2017 and 2016.

(In millions)	EIN / Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Pension Fund		2018	2017		2018	2017	2016
Midwest Operating Engineers	36-6140097	Green	Green	N/A	$0.9	$0.8	$0.7	N/A	5/31/2021
Other Plans (a)					1.1	0.9	0.8
Total Contributions					$2.0	$1.7	$1.5
(a)    Consists of six plans, none of which are individually significant to the Company.

Note 12—Stock-Based Compensation

Prior to the Spin-Off, certain of the Company's employees participated in stock-based compensation plans sponsored by Hertz Holdings. In connection with the Spin-Off, Herc Holdings inherited the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, which was renamed the Herc Holdings Inc. 2008 Omnibus Incentive Plan (the “2008 Omnibus Plan”). Outstanding equity awards at the time of the Spin-Off were adjusted and converted in accordance with a formula designed to preserve the intrinsic economic value of the original equity awards after taking into account the Spin-Off and the reverse stock split. Adjusted awards for active and former Herc employees were denominated in the common stock of Herc Holdings after the Spin-Off. Generally, the adjusted awards were subject to the same terms and vesting conditions as the original Hertz Holdings awards. The adjusted awards for performance stock units included adjusted performance metrics to reflect the separation of the vehicle rental and equipment rental businesses, and the adjusted awards contained such additional or adjusted provisions as were required. The share data presented in this note has been retroactively adjusted to reflect the impact of the separation and conversion, including the reverse stock split.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 17, 2018, the Herc Holdings Inc. 2018 Omnibus Incentive Plan (the "2018 Omnibus Plan") was approved and replaced the 2008 Omnibus Plan. The 2018 Omnibus Plan provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted awards (shares and units) and deferred stock units to key executives, employees, non-management directors and non-employee consultants. The total number of common shares authorized for issuance under the 2018 Omnibus Plan is 2,200,000, of which approximately 2,186,000 remains available as of December 31, 2018 for future incentive awards. The shares that remained available for awards under the 2008 Omnibus Plan are no longer be available for any future awards granted under either the 2008 Omnibus Plan or the 2018 Omnibus Plan.

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

	Year Ended December 31,
	2018	2017	2016
Compensation expense	$13.4	$10.1	$5.5
Income tax benefit	(3.5)	(2.5)	(2.1)
Total	$9.9	$7.6	$3.4

During the year ended December 31, 2016, stock-based compensation expense includes an allocation of THC's corporate and shared functional employee expenses of $2.0 million, on a pre-tax basis. The expenses are for the employees of THC and its non-Herc Holdings subsidiaries whose costs of services were allocated to the Company for the applicable period presented. For additional information related to costs allocated to the Company by THC, see Note 20, "Related Party Transactions."

As of December 31, 2018, there was $17.4 million of total unrecognized compensation cost related to non-vested stock options, restricted stock units ("RSUs") and performance stock units ("PSUs"). The total unrecognized compensation cost is expected to be recognized over the remaining 1.5 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Stock Options

All stock options granted had a per-share exercise price of not less than the fair market value of one share of common stock on the grant date. Stock options vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the 2018 Omnibus Plan). No stock options are exercisable after ten years from the grant date.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average assumptions used in the Black-Scholes option pricing model are presented below. There were no stock options granted during 2018 or 2017.

Year Ended
December 31, 2016
Expected volatility	50.0%
Expected dividend yield	—%
Expected term (years)	4.8
Risk-free interest rate	1.09%
The weighted average per share grant date fair values of options granted during 2016 was $14.28.

A summary of option activity is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions of dollars) (a)
Outstanding at December 31, 2017	440,642	$37.25
Granted	—	—
Exercised	(15,416)	34.40
Forfeited or expired	(54,953)	35.71
Outstanding at December 31, 2018	370,273	$37.56
Vested and Unvested Expected to Vest at December 31, 2018	161,502	$35.74	4.3	—
Exercisable at December 31, 2018	203,954	$39.10	3.9	—

(a) Market price per share on December 31, 2018 was $25.99. The intrinsic value is zero for options with exercise prices above market value.

Stock options as of December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$20.00-30.00	2,892	$29.83	1.2	2,892	$29.83	1.2
30.01-40.00	302,529	33.19	4.6	153,193	33.19	4.6
40.01-50.00	3,968	42.15	4.5	2,210	42.37	4.1
50.01-60.00	46,820	56.12	1.5	35,113	56.12	1.5
60.01-70.00	—	—	—	—	—	—
70.01-80.00	14,064	70.14	1.1	10,546	70.14	1.1
	370,273	$37.56		203,954	$39.10

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information pertaining to stock option activity under the Omnibus Plan is as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Aggregate intrinsic value of stock options exercised (a)	$0.5	$0.3	$0.1
Cash received from the exercise of stock options (b)	0.5	0.7	0.4
Tax benefit realized on exercise of stock options	0.1	0.1	—

(a)	The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

(b)
In addition to the cash received in the table above, cash received from exercise of stock options by Hertz Holdings employees prior to the Spin-Off for 2016 was $9.6 million, as reflected in the accompanying consolidated statements of cash flows.

Performance Stock Units

PSUs will vest based on the achievement of pre-determined performance goals over performance periods determined by the Company's Compensation Committee. Each of the units granted represent the right to receive one share of the Company's common stock on a specified future date. Compensation expense for PSUs is based on the grant date fair value, and is recognized ratably over the three-year vesting period. In addition to the service vesting condition, the PSUs have an additional vesting condition which calls for the number of units to be awarded being based on the achievement of certain performance measures over the applicable measurement period. In the event of an employee's death or disability, a pro rata portion of the employee's PSUs will vest to the extent performance goals are achieved at the end of the performance period.

A summary of the PSU activity is presented below.

	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	247,177	$41.67
Granted	107,990	64.51
Vested	(65,987)	48.98
Forfeited	(22,073)	47.73
Nonvested at December 31, 2018	267,107	$48.60

The weighted average per share grant-date fair values of PSUs granted during 2018, 2017 and 2016 were $64.51, $47.88 and $29.77, respectively. The total fair value of PSUs that vested during 2018 were $3.2 million. There were no PSUs that vested in 2017 or 2016.

PSUs granted in 2018 and 2017 include vesting conditions based on the achievement of the Company's return on invested capital performance measured over a three-year period starting from the year of grant. PSUs granted in 2016 include vesting conditions based on the achievement of the Company's corporate EBITDA performance measure over a three-year period from 2016 to 2018.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the RSU activity under the Omnibus Plan is presented below.

	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	403,177	$38.33
Granted	166,925	62.89
Vested	(81,533)	37.31
Forfeited	(31,915)	44.28
Nonvested at December 31, 2018	456,654	$46.57

The weighted average per share grant date fair values of RSUs granted during 2018, 2017 and 2016 were $62.89, $45.61 and $32.63, respectively. The total fair value of RSUs that vested during 2018, 2017 and 2016 was $3.0 million, $1.6 million and $0.3 million, respectively.

Note 13—Income Taxes

For the first half of 2016, Herc was included in the consolidated income tax return of Hertz Holdings. With respect to this time period, the income tax provision included in these financial statements has been calculated using a separate return basis, as if the Company filed separate consolidated group income tax returns, and was not part of the consolidated income tax returns of Hertz Holdings.

In December 2017, the 2017 Tax Act was enacted. This legislation had significant impact on the current tax environment in the U.S. Subsequent to the enactment of the 2017 Tax Act, the Securities and Exchange Commission ("SEC") provided guidance issued in Staff Accounting Bulletin No. 118 ("SAB 118") on how public companies should report the effects of the 2017 Tax Act in future SEC filings. The Company performed an initial analysis of the 2017 Tax Act in accordance with this guidance. The Company recognized, as an estimate, an income tax net benefit of $207.1 million for the year ended December 31, 2017 associated with the items that were reasonably estimable. This net benefit reflected (i) a $245.2 million revaluation of the Company's net deferred tax liability based on a U.S. federal tax rate of 21%, partially offset by (ii) a one-time transition tax of $38.1 million on unremitted foreign earnings and profits (the $38.1 million did not represent cash taxes paid due to the utilization of net operating loss ("NOL") carryforwards.)

During the fourth quarter of 2018, the Company completed the analysis of the 2017 Tax Act in accordance with SAB 118. Below is a summary of the key provisions of the 2017 Tax Act as finalized (in millions):

	Years ended December 31,
	2018	2017
Tax Rate Reduction	$14.3	$(245.2)
Deemed Repatriation	(35.1)	38.1
Total benefit related to the 2017 Tax Act	$(20.8)	$(207.1)

Tax Rate Reduction

The 2017 Tax Act reduced the federal income tax rate from 35% to 21% beginning in 2018. Accordingly, the Company recorded an estimated tax benefit of $245.2 million for the year ended December 31, 2017 associated with the reduction in net deferred tax liabilities. The tax impact of this rate change was finalized in 2018 as part of the completion of the 2017 income tax returns. Based on the completion of this analysis, the Company recorded an adjustment of $14.3 million to the 2017 estimate resulting in a final tax benefit of $230.9 million.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deemed Repatriation

Under the 2017 Tax Act, companies were required, as part of the December 31, 2017 income tax reporting, to calculate the amount of previously unrepatriated earnings from foreign operations and remit a one-time tax (“Toll Charge”) on these previously untaxed earnings. The Company recognized an estimated tax expense of $38.1 million associated with this deemed repatriation for the year ended December 31, 2017. Based on the finalization of the analysis in 2018, the Company recorded a benefit of approximately $35.1 million with respect to the Toll Charge. This benefit was partially offset by a rate reduction on federal NOL carryforwards previously utilized at 35% and reduced to 21%. The Company elected to utilize current NOL carryforwards to offset the remaining deemed repatriation income balance and therefore recorded no income tax payable for U.S. federal tax purposes.

Interest Expense Limitation

Beginning in 2018, interest expense deductions are limited to 30% of adjusted taxable income, subject to certain provisions. The Company completed the analysis with respect to the interest expense limitation. The Company was not subject to this limitation in 2018.

Territorial Taxation

The 2017 Tax Act generally allows for the receipt of foreign dividends on a tax-free basis beginning in 2018. However, the 2017 Tax Act also enacts various new taxes with respect to transactions with, and operations of, foreign related parties. The Company has completed the analysis with respect to these new taxes and concluded as follows:

•
Global Intangible Low-Taxed Income ("GILTI") - The Company, in accordance with the GILTI regulations with respect to foreign subsidiaries, was in a tested loss position for 2018 and therefore recorded no GILTI. Additionally, since the Company was not subject to the GILTI, no election has currently been made with respect to GILTI and deferred taxes or valuation allowances with respect to GILTI.

•	Base Erosion Anti-Abuse Tax ("BEAT") - The Company made no payment to foreign subsidiaries subject to BEAT in 2018. Therefore, no BEAT has been recorded.

•	Foreign Derived Intangible Income ("FDII") - The Company received no amounts from foreign subsidiaries subject to FDII in 2018. Therefore, no FDII has been recorded.

Fixed Assets

The 2017 Tax Act allows for a special 100% bonus depreciation deduction to be claimed on many fixed assets purchased subsequent to September 27, 2017 through December 2022. Additionally, the 2017 Tax Act terminated the availability of Section 1031 LKE treatment with respect to personal property items. As a result, the Company elected to cease matching asset sales with newly acquired assets effective October 1, 2017 and began utilizing the 100% expensing provision effective as of October 1, 2017.

Reclassifications

In February 2018, the FASB issued guidance that allows reclassification from accumulated other comprehensive income to retained earnings for certain tax effects resulting from the 2017 Tax Act that would otherwise be stranded in accumulated other comprehensive income. This guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company has elected to early adopt this guidance and as a result has recorded an adjustment of $2.2 million to retained earnings as of January 1, 2018.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income (loss) before income taxes for the periods were as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
Domestic	$60.5	$(59.2)	$2.5
Foreign	8.3	(5.2)	(7.4)
Income (loss) before income taxes	$68.8	$(64.4)	$(4.9)

The provision for income taxes consists of the following (in millions):

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$2.2	$2.0	$—
Foreign	1.9	5.0	2.4
State and local	5.5	(3.3)	0.1
Total current	9.6	3.7	2.5
Deferred:
Federal	(7.0)	(214.9)	3.5
Foreign	(1.9)	(4.6)	(2.3)
State and local	(1.0)	(8.9)	11.1
Total deferred	(9.9)	(228.4)	12.3
Total income tax (benefit) provision	$(0.3)	$(224.7)	$14.8

The principal items of the U.S. and foreign net deferred tax assets and liabilities are as follows (in millions):

	December 31, 2018	December 31, 2017
Deferred tax assets:
Employee benefit plans	$6.8	$5.4
Tax credit carryforwards	4.2	4.2
Accrued expenses	34.9	33.6
Net operating loss carryforwards	101.8	46.5
Total deferred tax assets	147.7	89.7
Less: valuation allowance	(5.8)	(7.6)
Total net deferred tax assets	141.9	82.1
Deferred tax liabilities:
Deferred state gain	(6.3)	(5.8)
Outside basis difference in foreign subsidiaries and other	(3.4)	(1.9)
Depreciation on tangible assets	(512.5)	(469.7)
Intangible assets	(67.8)	(66.2)
Total deferred tax liabilities	(590.0)	(543.6)
Net deferred tax liability	$(448.1)	$(461.5)

In connection with the Spin-Off in 2016, NOL carryforwards were split between the Company and New Hertz pursuant to the Code and regulations. The split of net operating loss carryforwards was adjusted in 2017 after the 2016 income tax returns were finalized and the Company recorded an adjustment to the federal and state net operating losses of $0.9 million and $4.0 million, respectively. As of December 31, 2018, a deferred tax asset of $86.5 million was recorded for unutilized federal NOL carryforwards.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total federal NOL carryforwards are $412.1 million and the federal NOL carryforwards begin to expire in 2031. State NOL carryforwards have generated a deferred tax asset of $10.1 million and expire over various years beginning in 2019.

As of December 31, 2018, deferred tax assets of $4.2 million were recorded for federal Alternative Minimum Tax and various non-U.S. Tax Credits. As of December 31, 2018, deferred tax assets of $5.1 million were recorded for foreign NOL carryforwards of $22.6 million, of which $22.4 million have an indefinite carryforward period.

In determining the valuation allowance, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with Topic 740. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. Based on the assessment, as of December 31, 2018, total valuation allowances of $5.8 million were recorded against deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not the remaining deferred tax assets of $141.9 million will be realized and as such no valuation allowance has been provided on these assets.

The income tax in the accompanying consolidated statements of operations differs from the income tax calculated by applying the statutory federal income tax rate to income (loss) before income taxes due to the following (in millions):

	Years Ended December 31,
	2018	2017	2016
Income tax (benefit) provision at statutory rate	$14.4	$(22.5)	$(1.7)

Increases (decreases) resulting from:
Foreign taxes	0.9	1.9	0.8
State and local income taxes, net of federal income tax	3.6	2.6	11.2
Federal and foreign	1.1	0.5	3.2
Enactment of the 2017 Tax Act	(20.8)	(207.1)	—
Finalization of estimates from Spin-Off	—	(0.9)	—
Change in valuation allowance	(1.5)	1.1	1.3
Outside basis difference in foreign subsidiaries	0.9	—	—
All other items, net	1.1	(0.3)	—
Income tax (benefit) provision	$(0.3)	$(224.7)	$14.8

As a result of the 2017 Tax Act, previously undistributed earnings from foreign subsidiaries are deemed to have been repatriated as of December 31, 2017 for federal income tax purposes. Beginning in 2018, companies are generally able to repatriate earnings from foreign subsidiaries with no U.S. federal income tax impact. As of December 31, 2018, and as part of the finalization of the tax impacts of the 2017 Tax Act under SAB 118, the Company has determined not to assert that earnings from foreign operations are permanently reinvested. The Company therefore recorded a deferred tax liability of $1.8 million with respect to the expected future tax liability associated with the repatriation of these earnings in the future.

As of December 31, 2018, the Company is maintaining the assertion that future earnings associated with the potential stock sale or liquidation of foreign subsidiaries is permanently reinvested. Accordingly, the Company has not recorded any deferred tax liabilities associated with these book-to-tax differences. The Company has analyzed the potential tax liability associated with these differences to be approximately $26.5 million.

As a consequence of the Company’s inclusion in the Hertz Global Holdings, Inc. consolidated income tax returns, it is joint and severally liable, with other members of the consolidated group, for any additional taxes that may be assessed against Hertz Global Holdings, Inc. for the periods prior to June 30, 2016. The Company classifies interest and penalties associated with income tax liabilities as a component of income tax expense.

The Company conducts business globally and, as a result, files one or more income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The open tax years for these jurisdictions span from 2005 to 2017. The IRS completed its audit of the Company's 2007 to 2011 consolidated

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income tax returns, in which Herc was included, and had no changes to the previously filed tax returns. The Company is currently under audit for the 2014 and 2015 income tax years. The Company was also recently notified that the IRS will be auditing the 2016 income tax return. Several U.S. state and non-U.S. jurisdictions are under audit. The Company does not expect any material assessments resulting from these audits.

Note 14—Leases

The Company has various operating leases under which the following amounts were expensed (in millions):

	Years Ended December 31,
	2018	2017	2016
Real estate	$35.4	$32.2	$31.8
Office and other equipment	1.5	2.8	1.2
	36.9	35.0	33.0
Sublease income	(0.4)	(0.4)	(0.5)
Total	$36.5	$34.6	$32.5

As of December 31, 2018, minimum obligations under existing agreements referred to above are as follows (in millions):

2019	$34.6
2020	29.0
2021	24.0
2022	20.5
2023	18.3
After 2023	75.8
Total	$202.2

The future minimum rent payments in the above table have been reduced by minimum future sublease rental inflows in the aggregate amount of $0.6 million as of December 31, 2018.

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

Capital Leases

As of December 31, 2018 and 2017, the Company has gross assets under capital leases of $87.7 million and $107.4 million, respectively. Capital lease obligations consist primarily of service vehicle leases with periods expiring at various dates through 2023.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2018, future minimum capital lease payments for existing agreements referred to above are as follows (in millions):

2019	$23.6
2020	13.0
2021	1.5
2022	1.5
2023	0.7
Total minimum lease payments	40.3
Less amount representing interest (at a weighted-average interest rate of 4.02%)	(2.2)
Total capital lease obligations	$38.1

Note 15—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) are presented in the tables below (in millions):

	Pension and Other Post-Employment Benefits	Unrealized Gains on Hedging Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(13.5)	$1.3	$(86.4)	$(98.6)
Other comprehensive income before reclassification	(5.6)	1.1	(20.0)	(24.5)
Amounts reclassified from accumulated other comprehensive loss	2.9	—	—	2.9
Cumulative effect of accounting change (Note 13)	(2.5)	0.3	—	(2.2)
Net current period other comprehensive income	(5.2)	1.4	(20.0)	(23.8)
Balance at December 31, 2018	$(18.7)	$2.7	$(106.4)	$(122.4)

	Pension and Other Post-Employment Benefits	Unrealized Gains on Hedging Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(14.6)	$—	$(104.1)	$(118.7)
Other comprehensive income before reclassification	—	1.3	17.7	19.0
Amounts reclassified from accumulated other comprehensive loss	1.1	—	—	1.1
Net current period other comprehensive income	1.1	1.3	17.7	20.1
Balance at December 31, 2017	$(13.5)	$1.3	$(86.4)	$(98.6)

Amounts reclassified from accumulated other comprehensive income (loss) to net income (loss) were as follows (in millions):

	Twelve Months Ended December 31,
Pension and other postretirement benefit plans	2018	2017	2016	Statement of Operations Caption
Amortization of actuarial losses	$0.7	$1.4	$1.4	Selling, general and administrative
Settlement loss	1.2	0.9	—	Selling, general and administrative
Total	1.9	2.3	1.4
Tax benefit (provision)	1.0	(1.2)	(0.5)	Income tax benefit (provision)
Total reclassifications for the period	$2.9	$1.1	$0.9

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Commitments and Contingencies

Legal Proceedings

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a putative shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Hertz Holdings made material misrepresentations and/or omission of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The complaint sought unspecified monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings moved to dismiss the amended complaint. In October 2014, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing the plaintiff to amend the complaint a second time. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, Hertz Holdings moved to dismiss the second amended complaint. In July 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing plaintiff to file a third amended complaint. In August 2015, plaintiff filed a third amended complaint which included additional allegations, named additional then-current and former officers as defendants and expanded the putative class period to extend from February 14, 2013 to July 16, 2015. In November 2015, Hertz Holdings moved to dismiss the third amended complaint. The plaintiff then sought leave to add a new plaintiff because of challenges to the standing of the first plaintiff. The court granted plaintiff leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint with prejudice on March 24, 2016. In April 2017, the court granted Hertz Holdings' and the individual defendants' motions to dismiss and dismissed the action with prejudice. In May 2017, plaintiff filed a notice of appeal and, in June 2018, oral argument was conducted before the U.S. Court of Appeals for the Third Circuit. In September 2018, the court affirmed the dismissal of the action with prejudice. On February 5, 2019, plaintiff filed a motion to set aside the judgment against it, and for leave to file a fifth amended complaint.  The proposed amended complaint would add allegations related to the settlement with the SEC described below.  On February 26, 2019, New Hertz filed an opposition to plaintiff’s motion for relief from judgment and leave to file a fifth amended complaint.

Governmental Investigations - In June 2014, Hertz Holdings was advised by the staff of the New York Regional Office of the SEC that it was investigating the events disclosed in certain of Hertz Holdings’ filings with the SEC. In addition, Hertz Holdings and New Hertz had communications with the United States Attorney’s Office for the District of New Jersey regarding the same or similar events. New Hertz was responsible for managing these matters. The investigations and communications generally involved the restatements included in Hertz Holdings’ 2014 Form 10-K and related accounting for prior periods. On December 31, 2018, the SEC entered an administrative order that, among other things, orders New Hertz to cease and desist from violating certain of the federal securities laws and imposes a civil penalty of $16.0 million. Pursuant to the Separation and Distribution Agreement that we entered into in connection with the Spin-Off, the Company agreed to indemnify New Hertz for 15% of any shared liabilities. Accordingly, the Company has accrued a loss contingency of $2.4 million for this matter with respect to the quarter ended December 31, 2018. In addition, New Hertz has advised us that it does not expect any further communications with the United States Attorney’s Office for the District of New Jersey.

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

The Company has established reserves for matters where the Company believes the losses are probable and can be reasonably estimated. For matters where a reserve has not been established, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. Litigation is subject to many uncertainties and there can be no assurance as to the outcome of the individual litigated matters. It is possible that certain of the actions, claims, inquiries or proceedings, could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Environmental

The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. The probable expenses that the Company expects to incur for such matters have been accrued, and those expenses are reflected in the Company's consolidated financial statements. As of December 31, 2018 and December 31, 2017, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" were $0.1 million. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which the Company ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as the Company's connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Guarantee

The Company has a joint venture with a third-party that it accounts for using the equity method. The joint venture has an outstanding bank loan to which the Company is also a guarantor. The Company has determined the maximum potential payment amount under the guarantee is approximately $7.6 million, however the probability of any payment is remote and therefore the Company has not recorded a liability on its balance sheet as of December 31, 2018. The bank loan is collateralized by the rental equipment and other assets of the joint venture entity and has maturities through 2023.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the outstanding interest rate swap arrangement as of December 31, 2018 (dollars in millions):

	Aggregate Notional Amount	Receive Rate	Receive Rate as of December 31, 2018	Pay Rate
ABL Credit Facility	$350.0	1-month LIBOR + 2.00%	4.5%	3.7%

The following table summarizes the estimated fair value of the Company's financial instruments (in millions):

	Fair Value of Financial Instruments
	Other Long-Term Assets		Accrued Liabilities
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments
Interest rate swap	$3.6	$2.1	$—	$—

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

	Gain (Loss) Recognized
	2018	2017	2016
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	$0.2	$(4.0)	$5.0

Note 18—Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market or, if none exists, the most advantageous market, for the specific asset or

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of cash, accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates carrying values because of the short-term nature of these instruments. The Company's assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecasted cash flows) inputs. See Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements," for more information on the application of the use of fair value methodology.

Cash Equivalents and Investments

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at December 31, 2018 or 2017.

Financial Instruments

The fair value of the Company's financial instruments as of December 31, 2018 and 2017 are shown in Note 17, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility, capital leases and other borrowings approximated their book values as of December 31, 2018 and 2017. The fair value of the Company's Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	December 31, 2018		December 31, 2017
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Debt	$864.5	$901.2	$988.0	$1,074.6

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On June 30, 2016, the Company effected a 1-for-15 reverse stock split. All share data, per share amounts and dilutive and antidilutive amounts have been retroactively adjusted to reflect the impact of the separation and conversion, including the reverse stock split, in the accompanying consolidated financial statements and notes thereto for the year ended December 31, 2016.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data).

	Year Ended December 31,
	2018	2017	2016
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss), basic and diluted	$69.1	$160.3	$(19.7)
Denominator:
Basic weighted average common shares	28.4	28.3	28.3
Stock options, RSUs and PSUs(a)	0.5	0.3	—
Weighted average shares used to calculate diluted earnings (loss) per share	28.9	28.6	28.3
Earnings (loss) per share:
Basic	$2.43	$5.66	$(0.70)
Diluted	$2.39	$5.60	$(0.70)
Antidilutive stock options, RSUs and PSUs	0.2	0.4	0.3
(a) The dilutive impact of stock options, RSUs and PSUs for the year ended December 31, 2016 rounds to zero.

Share Repurchase Program

In March 2014, Hertz Holdings announced a $1.0 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits the Company, as the successor to Hertz Holdings, to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or in any specific amount. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets, contractual restrictions and other factors. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. During 2015, Hertz Holdings repurchased 2.5 million shares (on a reverse split adjusted basis) at an aggregate purchase price of approximately $604.5 million under the Share Repurchase Program. Repurchases are included in treasury stock in the accompanying consolidated balance sheets as of December 31, 2018 and December 31, 2017. There were no share repurchases during the years ended December 31, 2018 or 2017. As of December 31, 2018, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $395.9 million.

Note 20—Related Party Transactions

Agreements with Carl C. Icahn

The Company is subject to the Nomination and Standstill Agreement, dated September 15, 2014 (the "Nomination and Standstill Agreement"), with Carl C. Icahn and certain related entities and individuals. In connection with their appointments or nomination, as applicable, to the Company’s board of directors (the "Board"), each of Courtney Mather, Louis J. Pastor and Nicholas F. Graziano (collectively, the "Icahn Designees," and, together with Carl C. Icahn and the other parties to the Nomination and Standstill Agreements the "Icahn Group") executed a Joinder Agreement agreeing to become bound as a party to the terms and conditions of the Nomination and Standstill Agreement (such Joinder Agreements, together with the Nomination and Standstill Agreement,

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are collectively referred to herein as the "Icahn Agreements").

Pursuant to the Icahn Agreements, the Icahn Designees were appointed to the Company’s Board. So long as an Icahn Designee is a member of the Board, the Board will not be expanded beyond its current size of 11 members without approval from the Icahn Designees then on the Board. In addition, pursuant to the Icahn Agreements, subject to certain restrictions and requirements, the Icahn Group will have certain replacement rights in the event an Icahn Designee resigns or is otherwise unable to serve as a director (other than as a result of not being nominated by the Company for an annual meeting).

In addition, until the date that no Icahn Designee is a member of the Board (or otherwise deemed to be on the Board pursuant to the terms of the Icahn Agreements) the Icahn Group agrees to vote all of its shares of the Company’s common stock in favor of the election of all of the Company’s director nominees at each annual or special meeting of the Company’s stockholders, and, subject to limited exceptions, the Icahn Group further agrees to (i) adhere to certain standstill obligations, including the obligation to not solicit proxies or consents or influence others with respect to the same, and (ii) not acquire or otherwise beneficially own more than 20% of the Company’s outstanding voting securities.

Pursuant to the Icahn Agreements, the Company will not create a separate executive committee of the Board so as long as an Icahn Designee is a member of the Board. Under the Icahn Agreements, if the Icahn Group ceases to hold a “net long position,” as defined in the Nomination and Standstill Agreement, in at least 1,900,000 shares of the Company’s common stock, the Icahn Group will cause one Icahn Designee to resign from the Board; if the Icahn Group’s holdings are further reduced to specified levels, additional Icahn Designees are required to resign.

In addition, pursuant to the Icahn Agreements, the Company entered into a registration rights agreement, effective June 30, 2016 (the "Registration Rights Agreement"), with certain entities related to Carl C. Icahn on behalf of any person who is a member of the "Icahn group" (as such term is defined therein) who owns applicable securities at the relevant time and is or has become a party to the Registration Rights Agreement. The Registration Rights Agreement provides for customary demand and piggyback registration rights and obligations.

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

Transition Services Agreement

The Company entered into a transition services agreement ("TSA"), pursuant to which New Hertz or its affiliates provided, during the year ended December 31, 2018, specified services, primarily consisting of IT support, to the Company on a transitional basis to help ensure an orderly transition following the Spin-Off. Effective upon the migration of the Company’s financial systems from the New Hertz system to a stand-alone system in July 2018, the Company receives no further services from New Hertz under the TSA. During the year ended December 31, 2018, the Company incurred expenses of $6.3 million, under the TSA which are included in "Direct operating" and "Selling, general and administrative" expenses in the Company's consolidated statements of operations, compared to $18.4 million and $10.9 million for 2017 and 2016, respectively.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 22—Segment Information

The Company consists of a single reportable segment, worldwide equipment rental. The Company considered guidance in ASC Topic 280, Segment Reporting, and used the management approach in determining its reportable segments.

We generate substantially all of our equipment rental revenue in North America. For each of the last three fiscal years, revenues from our external customers attributed to the U.S. and all foreign countries (primarily Canada) in total are set forth below:

	Years Ended December 31,
	2018	2017	2016
United States	1,757.8	1,548.1	1,361.2
International	218.9	206.4	193.6
Total revenue	1,976.7	1,754.5	1,554.8

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic information for long-lived assets, which consist primarily of rental equipment and property and equipment, was as follows (in millions):

	December 31, 2018	December 31, 2017
Total assets at end of year
United States	$3,182.7	$3,259.0
International	427.5	290.7
Total	$3,610.2	$3,549.7
Rental equipment, net, at end of year
United States	$2,248.3	$2,111.2
International	256.4	263.4
Total	$2,504.7	$2,374.6
Property and equipment, net, at end of year
United States	$256.3	$256.5
International	26.2	29.8
Total	$282.5	$286.3

Note 23—Quarterly Financial Information (Unaudited)

Provided below is a summary of the quarterly operating results during 2018 and 2017. Amounts are computed independently each quarter. As a result, the sum of the quarter's amounts may not equal the total amount for the respective year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share data)	2018	2018	2018	2018
Revenues	$431.3	$485.5	$516.2	$543.7
Income (loss) before income taxes	(15.2)	0.5	45.2	38.3
Net income (loss)(a)	(10.1)	(0.3)	46.2	33.3
Earnings (loss) per share:
Basic	$(0.36)	$(0.01)	$1.62	$1.17
Diluted	$(0.36)	$(0.01)	$1.60	$1.16

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share data)	2017	2017	2017	2017
Revenues	$389.4	$415.8	$457.6	$491.7
Income (loss) before income taxes	(54.3)	(49.8)	18.6	21.1
Net income (loss)(b)	(39.2)	(27.6)	12.8	214.3
Earnings (loss) per share:
Basic	$(1.39)	$(0.98)	$0.45	$7.57
Diluted	$(1.39)	$(0.98)	$0.45	$7.44

(a)
Net income for the third quarter, fourth quarter and full year 2018 includes a net benefit of $14.8 million, $6.0 million and $20.8 million, respectively, associated with the finalization of the impacts of the 2017 Tax Act discussed further in Note 13, "Income Taxes." The third quarter includes the early redemption of $123.5 million of Notes, resulting in a loss on the early extinguishment of debt of $5.4 million as discussed in Note 9, "Debt".

(b)
Net income for the fourth quarter and full year 2017 includes an estimated net benefit of $207.1 million associated with the enactment of the 2017 Tax Act. The second quarter includes an impairment charge of $29.3 million related to the write-off of assets previously capitalized as part of the development of new financial and point of sale systems and the impairment of certain rental equipment discussed further in Note 7, "Impairment." The first and fourth quarters of 2017 each include the early redemption of $123.5 million of Notes, resulting in losses on the early extinguishment of debt of $5.8 million and $5.6 million, respectively.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

HERC HOLDINGS INC. AND SUBSIDIARIES

(In millions)

	Beginning Balance	Provisions	Translation Adjustments	Deductions	Ending Balance
Receivables allowances:
Year to date December 31, 2018	$26.9	$57.8	$(0.2)	$(63.0)	$21.5
Year to date December 31, 2017	24.9	52.4	0.3	(50.7)	26.9
Year to date December 31, 2016	23.8	44.4	0.1	(43.4)	24.9

Tax valuation allowances:
Year to date December 31, 2018	$7.6	$0.3	$(0.3)	$(1.8)	$5.8
Year to date December 31, 2017	4.5	2.8	0.3	—	7.6
Year to date December 31, 2016	3.6	1.2	(0.3)	—	4.5

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Report.

Remediation of Prior Material Weaknesses

We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 material weaknesses in our internal control over financial reporting. We undertook actions during 2018 to remediate the material weaknesses, including the re-design and implementation of new controls.

Risk Assessment

We have remediated the material weakness related to risk assessment through designing and maintaining controls responsive to the risk of material misstatement by (i) enhancing risk assessment processes, control procedures and documentation, (ii) hiring key personnel with significant public-company financial reporting experience and (iii) completing a comprehensive review and updating accounting and IT policies, process descriptions and control activities. The remediation of the risk assessment material weakness also contributed to the remediation of the following additional material weaknesses:

Period-end Financial Reporting Process
We have remediated the material weakness associated with certain business processes in the period-end financial reporting process by designing and maintaining policies, procedures and controls over the preparation, analysis and review of transactions and significant account reconciliations. This remediation included enhancing our documentation to reflect the control attributes that are performed. Additionally, we delivered supplemental training to appropriate personnel covering the Company’s account reconciliations policies and review controls.
IT Systems
We have remediated the material weakness associated with our IT systems and IT general controls, including our financial applications and data, by designing and maintaining controls over the effective review of user access, privileged access

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

and appropriate segregation of duties. We provided training to IT system control owners regarding risk, controls and maintenance of control evidence. In addition, we hired additional resources to administer IT general controls and IT systems.
Outsourced IT Systems
We have remediated the material weakness associated with ineffective design and maintenance of controls to monitor certain IT systems that the Company outsourced to New Hertz under the TSA (the “TSA Controls”). In July 2018, the Company’s financial systems were migrated from the New Hertz system to Company-maintained stand-alone systems that are governed by the Company’s controls in our environment to address the associated risk. The Company receives no further services from New Hertz under the TSA and, therefore, the TSA Controls are no longer required to be maintained as part of our internal control over financial reporting.

Control Activities

Earned but Unbilled Revenue
We have remediated the material weakness over earned but unbilled revenue by enhancing controls over the effective review of the model, assumptions and data used in developing the earned but unbilled revenue accrual. Additionally, we delivered supplemental training to appropriate personnel covering the Company’s earned but unbilled revenue policies, procedures and related internal control activities.
Equipment Rental Revenue
We have remediated the material weakness over ineffective design and maintenance of a control related to the occurrence of equipment rental revenue by designing and maintaining policies, procedures and controls related to validation of the occurrence of equipment rental revenue. Additionally, we delivered supplemental training to appropriate personnel covering the Company’s rental equipment revenue policies, procedures and related internal control activities.

Income Tax
We have remediated the material weakness related to the ineffective design and maintenance of controls over income tax accounts. We enhanced policies, procedures and controls to allow for timely and increased oversight by our management of accounting for the provision for income taxes and the related documentation of such review. Additionally, we delivered supplemental training to appropriate personnel covering the Company’s income taxes policies, procedures and related internal control activities.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers
The name, age, position and a description of the business experience of each of our executive officers is provided below. There is no family relationship among the executive officers or between any executive officer and a director.

Name	Age	Position
Lawrence H. Silber	62	President and Chief Executive Officer, Director
Mark Irion	52	Senior Vice President and Chief Financial Officer
Christian J. Cunningham	57	Senior Vice President and Chief Human Resources Officer
J. Bruce Dressel	55	Senior Vice President and Chief Operating Officer
Tamir Peres	49	Senior Vice President and Chief Information Officer
Maryann A. Waryjas	67	Senior Vice President, Chief Legal Officer and Secretary
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
Mark Irion.  Mr. Irion joined the Company in June 2018. Prior to that, Mr. Irion most recently served as the chief financial officer of Neff Corporation, a publicly traded equipment rental company, for 19 years until its sale in October 2017. Prior to his role with Neff, he was chief financial officer for Markvision Holdings, Inc., a computer component distribution company, from 1994 to 1998 and, before that, he was an audit senior for Deloitte & Touche LLP in the U.S. and New Zealand.
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
Tamir Peres. Mr. Peres joined the Company in September 2017 from Sunoco Logistics, a publicly-traded, midstream energy company, where he served as vice president and chief information officer since 2012, leading the Sunoco Logistics Information Technology group.  From 2005 to 2012, Mr. Peres held the position of director of corporate information technology at Sunoco, Inc., where he was responsible for all strategic and tactical aspects of technology across the Refining and Supply, Retail Marketing, Chemicals, Logistics and Coke business units.  He was previously director of Worldwide Financial Systems for Kulicke & Soffa Industries, Inc., a global manufacturer and supplier of semiconductor equipment, and before that he worked for Ernst & Young, including as a Senior Auditor in its Assurance Services area.
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

Code of Ethics
We have adopted a Code of Ethics that applies to all of our officers (including the principal executive officer, principal financial officer, principal accounting officer and controller), employees and designated agents and contractors. The Code of Ethics is available through our Internet website (http://ir.hercrentals.com). From time to time we may amend our Code of Ethics. We intend to disclose, by posting on our website, information about any amendments to our Code of Ethics, as well as information concerning any waiver of the Code of Ethics, that may be granted by our Board of Directors to our principal executive officer, principal financial officer, principal accounting officer or controller in accordance with SEC regulations.

Directors and Corporate Governance
Other information required by this Item is incorporated by reference to the applicable information in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the applicable information in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,094,034	$37.56	2,185,556
Equity compensation plans not approved by security holders	—	—	—
Total	1,094,034		2,185,556

(1)
Represents the weighted average exercise price of 370,273 outstanding stock options as of December 31, 2018. The remaining securities under this plan as of December 31, 2018 are restricted stock units and performance stock units, which have no exercise price and have been excluded from the calculation of the weighted average exercise price above.

(2)	All of the securities remaining available for future issuance are available under our 2018 Omnibus Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management
Other information required by this Item is incorporated by reference to the applicable information in the Proxy Statement.

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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed as part of this Report

(1) Consolidated financial statements:

Report of Independent Registered Public Accounting Firm
Herc Holdings Inc. and Subsidiaries Consolidated Balance Sheets at December 31, 2018 and 2017
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

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

3.2
Amended and Restated By-Laws of Herc Holdings, effective May 17, 2018 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Herc Holdings, Inc. (File No. 001-33139), as filed on May 23, 2018).

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

10.10
Receivables Financing Agreement, dated as of September 17, 2018, among Herc Receivables U.S. LLC, Herc Rentals Inc., the Lenders and Managing Agents from time to time party thereto and Credit Agricole Corporate and Investment Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139) as filed on September 21, 2018).

10.11
Purchase and Contribution Agreement, dated as of September 17, 2018, among Herc Rentals Inc., as a Seller and Collection Agent, Cinelease, Inc. as a Seller, and Herc Receivables U.S. LLC, as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139) as filed on September 21, 2018).

10.12.1[t]
Offer Letter, dated as of May 18, 2015, by and between Herc Holdings and Lawrence H. Silber (Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 25, 2016).

10.12.2[t]
Offer Letter, dated as of August 13, 2014, by and between Herc Holdings and Christian J. Cunningham (Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 25, 2016).

10.12.3[t]
Offer Letter, dated as of June 11, 2015, by and between Herc Holdings and James Bruce Dressel (Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 25, 2016).

10.12.4[t]
Offer Letter, dated as of October 11, 2015, by and between Herc Holdings and Maryann Waryjas (Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 25, 2016).

10.12.5[t]
Offer Letter, dated as of June 5, 2018, by and between Herc Holdings and Mark Irion. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Herc Holdings Inc. (File No. 001-33139), as filed on August 8, 2018).

HERC HOLDINGS INC. AND SUBSIDIARIES

10.12.6[t]*	Offer Letter, dated as of March 1, 2017, by and between Herc Holdings and Mark Humphrey.
10.13.1
Amended and Restated Herc Holdings Inc. Employee Stock Purchase Plan, effective May 17, 2018 (Incorporated by reference to Annex B to the Definitive Proxy Statement on Schedule 14A of Herc Holdings Inc. (File No. 001-33139), as filed on April 2, 2018).

10.13.2
Herc Holdings Inc. Employee Stock Purchase Plan International Sub-plan (as amended and restated, effective January 1, 2017). (Incorporated by reference to Exhibit 10.16.2 to the Annual Report on Form 10-K of Herc Holdings Inc. (File No. 001-33139), as filed on March 15, 2017).

10.14.1[t]
Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (as amended and restated, effective as of March 4, 2010) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010.)

10.14.2[t]
Amendment No. 1 dated as of May 12, 2014 to the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (as amended and restated, effective March 4, 2010) (Incorporated by reference to Exhibit 10.6.2 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 16, 2015).

10.14.3[t]
Form of Employee Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010).

10.14.4[t]
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for awards in 2015) (Incorporated by reference to Exhibit 10.6.16 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 16, 2015).

10.14.5[t]
Form of Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for awards in 2015) (Incorporated by reference to Exhibit 10.6.17 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 16, 2015).

10.14.6[t]
Form of Employee Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for agreements entered into beginning January 1, 2016) (Incorporated by reference to Exhibit 10.5.18 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 9, 2016).

10.14.7[t]
Form of Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for awards in the first half of 2016) (Incorporated by reference to Exhibit 10.5.19 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 9, 2016).

10.14.8[t]
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for Herc Adjusted Corporate EBITDA awards in 2016) (Incorporated by reference to Exhibit 10.5.21 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 9, 2016).

10.15.1[t]
Herc Holdings 2008 Omnibus Incentive Plan (as amended and restated, effective June 30, 2016). (Incorporated by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of Herc Holdings Inc. (File No. 001-33139), as filed on March 15, 2017).

10.15.2
Herc Holdings Inc. 2018 Omnibus Incentive Plan, effective May 17, 2018 (Incorporated by reference to Annex A to the Definitive Proxy Statement on Schedule 14A of Herc Holdings Inc. (File No. 001-33139), as filed on April 2, 2018.)

10.15.3[t]
Form of Executive Officer Restricted Stock Unit Agreement (form used beginning in August 2016) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on August 24, 2016).

10.15.4[t]
Form of Executive Officer Stock Option Agreement (form used beginning in August 2016) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on August 24, 2016).

HERC HOLDINGS INC. AND SUBSIDIARIES

10.19[t]
Herc Holdings Inc. Senior Executive Bonus Plan (as amended and restated, effective June 30, 2016). (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Herc Holdings Inc. (File No. 001-33139), as filed on March 15, 2017).

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

10.22
Retirement and Separation Agreement, dated March 26, 2018, between Herc Rentals Inc. and Barbara L. Brasier. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Herc Holdings Inc. (File No. 001-33139), as filed on May 9, 2018.)

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

HERC HOLDINGS INC. (Registrant)
By:	/s/ MARK IRION
Name:	Mark Irion
Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant)
Date: February 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2019:

Signature	Title

/s/ LAWRENCE H. SILBER	President and Chief Executive Officer, Director
Lawrence H. Silber	(Principal Executive Officer)

/s/ MARK IRION	Senior Vice President and Chief Financial Officer
Mark Irion	(Principal Financial Officer)

/s/ MARK HUMPHREY	Vice President, Controller and Chief Accounting Officer
Mark Humphrey	(Principal Accounting Officer)

/s/ HERBERT L. HENKEL	Non-Executive Chairman of the Board
Herbert L. Henkel

/s/ JAMES H. BROWNING	Director
James H. Browning

/s/ PATRICK D. CAMPBELL	Director
Patrick D. Campbell

/s/ JEAN K. HOLLEY	Director
Jean K. Holley

/s/ NICHOLAS GRAZIANO	Director
Nicholas Graziano

/s/ JACOB M. KATZ	Director
Jacob M. Katz

/s/ MICHAEL A. KELLY	Director
Michael A. Kelly

/s/ COURTNEY MATHER	Director
Courtney Mather

/s/ LOUIS J. PASTOR	Director
Louis J. Pastor

/s/ MARY PAT SALOMONE	Director
Mary Pat Salomone