Form 10-Q
period 2019-03-31
HERC HOLDINGS INC
filed 2019-05-02
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HRI	New York Stock Exchange
As of April 26, 2019, there were 28,656,730 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our plans, intentions, objectives, goals, strategies, forecasts, future events, future revenue or performance, future capital expenditures, financing needs, business trends and other information that is not historical information. When used in this Report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so designated. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements including:

•	Business risks could have a material adverse effect on our business, financial condition, results and cash flows, including:

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

•	we may fail to maintain and upgrade our IT systems;

•	we may fail to respond adequately to changes in technology and customer demands;

•	intense competition in the industry, including from our own suppliers, that may lead to downward pricing or an inability to increase prices;

•	our success depends on our ability to attract and retain key management and other key personnel, and the ability of new employees to learn their new roles;

•	any occurrence that disrupts rental activity during our peak periods, given the seasonality of the business, especially in the construction industry;

•	some or all of our deferred tax assets could expire if we experience an “ownership change” as defined in the Internal Revenue Code;

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

•
other operational risks such as: any decline in our relations with our key national account customers or the amount of equipment they rent from us; our equipment rental fleet is subject to residual value risk upon disposition, and may not sell at the prices we expect; maintenance and repair costs associated with our equipment rental

HERC HOLDINGS INC. AND SUBSIDIARIES
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS (CONTINUED)

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

•
Risks related to the spin-off, which effected our separation from Hertz Global Holdings, Inc., formerly known as Hertz Rental Car Holding Company, Inc. ("New Hertz") (the "Spin-Off"), such as: the liabilities we have assumed and will share with New Hertz in connection with the Spin-Off could have a material adverse effect on our business, financial condition and results of operations; if there is a determination that any portion of the Spin-Off transaction is taxable for U.S. federal income tax purposes, including for reasons outside of our control, then we and our stockholders could incur significant tax liabilities, and we could also incur indemnification liability if we are determined to have caused the Spin-Off to become taxable; if New Hertz fails to pay its tax liabilities under the tax matters agreement or to perform its obligations under the separation and distribution agreement, we could incur significant tax and other liability; we have limited operating history as a stand-alone public company and the Spin-Off may be challenged by creditors as a fraudulent transfer or conveyance;

•
Risks related to our substantial indebtedness, such as: our substantial level of indebtedness exposes us or makes us more vulnerable to a number of risks that could materially adversely affect our financial condition, results of operations, cash flows, liquidity and ability to compete; the secured nature of our indebtedness, which is secured by substantially all of our consolidated assets, could materially adversely affect our business and holders of our debt and equity; an increase in interest rates or in our borrowing margin would increase the cost of servicing our debt and could reduce our profitability and any additional debt we incur could further exacerbate these risks;

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

•	Other risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 under Item 1A “Risk Factors,” and in our other filings with the SEC.

All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise forward-looking statements that have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION
ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$24.5	$27.8
Receivables, net of allowances of $21.4 and $21.5, respectively	316.4	332.4
Other current assets	33.5	40.2
Total current assets	374.4	400.4
Rental equipment, net	2,437.3	2,504.7
Property and equipment, net	273.5	282.5
Right-of-use lease assets	161.7	—
Intangible assets, net	292.9	293.5
Goodwill	91.0	91.0
Other long-term assets	35.6	38.1
Total assets	$3,666.4	$3,610.2
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$26.9	$29.9
Current maturities of operating lease liabilities	26.1	—
Accounts payable	162.2	147.0
Accrued liabilities	120.3	122.3
Total current liabilities	335.5	299.2
Long-term debt, net	2,019.4	2,129.9
Financing obligations, net	119.8	116.3
Operating lease liabilities	138.1	—
Deferred tax liabilities	443.8	448.3
Other long-term liabilities	44.0	43.8
Total liabilities	3,100.6	3,037.5
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 31.3 and 31.2 shares issued and 28.6 and 28.5 shares outstanding	0.3	0.3
Additional paid-in capital	1,780.6	1,777.9
Accumulated deficit	(405.4)	(391.1)
Accumulated other comprehensive loss	(117.7)	(122.4)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	565.8	572.7
Total liabilities and equity	$3,666.4	$3,610.2

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Equipment rental	$377.6	$369.1
Sales of rental equipment	85.1	47.3
Sales of new equipment, parts and supplies	10.9	11.4
Service and other revenue	2.1	3.5
Total revenues	475.7	431.3
Expenses:
Direct operating	189.1	196.0
Depreciation of rental equipment	100.0	93.3
Cost of sales of rental equipment	83.5	42.0
Cost of sales of new equipment, parts and supplies	8.2	9.0
Selling, general and administrative	71.5	74.5
Interest expense, net	32.9	32.0
Other income, net	0.3	(0.3)
Total expenses	485.5	446.5
Loss before income taxes	(9.8)	(15.2)
Income tax benefit	3.1	5.1
Net loss	$(6.7)	$(10.1)
Weighted average shares outstanding:
Basic and diluted	28.6	28.4
Loss per share:
Basic and diluted	$(0.23)	$(0.36)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2019	2018
Net loss	$(6.7)	$(10.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	5.3	(5.4)
Unrealized gains and losses on hedging instruments:
Unrealized gains (losses) on hedging instruments	(1.2)	2.3
Income tax benefit (provision) related to hedging instruments	0.3	(0.6)
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	0.4	0.3
Income tax provision related to defined benefit pension plans	(0.1)	(0.1)
Total other comprehensive income (loss)	4.7	(3.5)
Total comprehensive loss	$(2.0)	$(13.6)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2018	28.5	$0.3	$1,777.9	$(391.1)	$(122.4)	$(692.0)	$572.7
Net loss	—	—	—	(6.7)	—	—	(6.7)
Adoption of new accounting pronouncement (Note 2)	—	—	—	(7.6)	—	—	(7.6)
Other comprehensive loss	—	—	—	—	4.7	—	4.7
Net settlement on vesting of equity awards	0.1	—	(1.8)	—	—	—	(1.8)
Stock-based compensation charges	—	—	3.9	—	—	—	3.9
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Exercise of stock options	—	—	—	—	—	—	—
March 31, 2019	28.6	$0.3	$1,780.6	$(405.4)	$(117.7)	$(692.0)	$565.8

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2017	28.3	$0.3	$1,763.1	$(462.4)	$(98.6)	$(692.0)	$510.4
Net loss	—	—	—	(10.1)	—	—	(10.1)
Other comprehensive loss	—	—	—	—	(3.5)	—	(3.5)
Net settlement on vesting of equity awards	—	—	(0.1)	—	—	—	(0.1)
Stock-based compensation charges	—	—	2.8	—	—	—	2.8
Employee stock purchase plan	—	—	0.4	—	—	—	0.4
Exercise of stock options	0.1	—	0.4	—	—	—	0.4
March 31, 2018	28.4	$0.3	$1,766.6	$(472.5)	$(102.1)	$(692.0)	$500.3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(6.7)	$(10.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of rental equipment	100.0	93.3
Depreciation of property and equipment	13.3	12.7
Amortization of intangible assets	1.7	1.1
Amortization of deferred debt and financing obligations costs	1.6	1.5
Stock-based compensation charges	3.9	2.8
Provision for receivables allowances	12.3	10.1
Deferred taxes	(3.3)	(5.1)
Gain on sale of rental equipment	(1.6)	(5.3)
Income from joint ventures	(0.2)	(0.5)
Other	3.6	2.3
Changes in assets and liabilities:
Receivables	3.7	19.8
Other assets	2.3	(1.8)
Accounts payable	(2.3)	(0.3)
Accrued liabilities and other long-term liabilities	2.9	8.7
Net cash provided by operating activities	131.2	129.2
Cash flows from investing activities:
Rental equipment expenditures	(82.6)	(82.5)
Proceeds from disposal of rental equipment	69.6	52.9
Non-rental capital expenditures	(11.4)	(14.4)
Proceeds from disposal of property and equipment	0.9	1.2
Net cash used in investing activities	(23.5)	(42.8)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	62.3	51.0
Repayments on revolving lines of credit and securitization	(172.7)	(131.6)
Proceeds from financing obligations	4.7	—
Principal payments under capital lease and financing obligations	(4.2)	(4.5)
Proceeds from exercise of stock options and other	—	0.4
Proceeds from employee stock purchase plan	0.5	0.4
Net settlement on vesting of equity awards	(1.8)	(0.1)
Net cash used in financing activities	(111.2)	(84.4)
Effect of foreign exchange rate changes on cash and cash equivalents	0.2	(0.5)
Net increase (decrease) in cash and cash equivalents during the period	(3.3)	1.5
Cash and cash equivalents cash at beginning of period	27.8	41.5
Cash and cash equivalents at end of period	$24.5	$43.0

Supplemental disclosure of cash flow information:
Cash paid for interest	$15.3	$11.7
Cash paid (refunded) for income taxes, net	$(1.3)	$3.5
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$25.4	$114.9
Disposals of rental equipment in accounts receivable	$7.5	$—
Disposals of property and equipment in accounts receivable	$1.1	$—

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," "the Company" or, as the context requires, "its") is one of the leading equipment rental suppliers with approximately 270 locations at March 31, 2019, principally in North America. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). Operations are conducted under the Herc Rentals brand in the United States and Canada and under the Hertz Equipment Rental brand in other international locations. With over 50 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, however, these condensed consolidated financial statements do not include all of the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the condensed consolidated financial statements include receivables allowances, depreciation of rental equipment, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, pension and postretirement benefits, valuation of stock-based compensation, reserves for litigation and other contingencies and accounting for income taxes, among others.

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

Recently Issued Accounting Pronouncements

Adopted

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued new leasing guidance ("Topic 842") that replaced the existing lease guidance ("Topic 840"). Topic 842 established a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also expanded the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases. Accounting guidance for lessors is largely unchanged.

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 will not be applied to periods prior and the adoption had no impact on the Company's previously reported results. The Company recognized operating lease liabilities of $165.3 million upon adoption, with corresponding ROU assets on its balance sheet. This guidance did not have a material impact on its results of operations and cash flows.

The Company took advantage of the transition package of practical expedients permitted within Topic 842 which allowed the Company not to reassess (i) whether any expired or existing lease contracts are or contain leases, (ii) the historical lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company has elected not to combine lease and non-lease components for its real estate leases and allocates the consideration in the contract based on relative stand-alone prices of each component.

Additionally, as discussed in Note 3, "Revenue Recognition," most of the Company's equipment rental revenues were accounted for under Topic 840 until the adoption of Topic 842. The Company recognized a cumulative-effect adjustment to the opening balance of retained earnings related to these items of $7.6 million. The adoption of Topic 842 will not have a significant impact on future revenues. The Company also elected the practical expedient that allows lessors to treat the lease and non-lease components as a single lease component where the non-lease component would otherwise be accounted for under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers (“Topic 606”), as timing and pattern of transfer for the lease component and non-lease components associated with that lease component are the same.

Not Yet Adopted

Compensation - Retirement Benefits

In August 2018, the FASB issued guidance that adds, removes, and modifies disclosure requirements related to defined benefit pension and other postretirement plans in order to improve the disclosure effectiveness. The guidance is effective for fiscal years beginning after December 15, 2020 and should be applied on a retrospective basis to all periods presented, with early adoption permitted. The Company expects to adopt the new and modified disclosures requirements of this new guidance on its effective date.
Fair Value Measurement

In August 2018, the FASB issued new guidance that modifies disclosure requirements on fair value measurements, removing and modifying certain disclosures, while adding other disclosures. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company expects to adopt the new

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

guidance on its effective date and adoption is not expected to have a material impact on the Company's financial statement disclosures.

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company’s business is primarily focused in North America with revenue from the United States representing approximately 88.8% of total revenue for the three months ended March 31, 2019, compared to 87.5% for the same period in 2018.
The Company’s rental transactions are principally accounted for under Topic 842. Prior to the adoption of Topic 842, the Company accounted for rental transactions under Topic 840. The Company’s sale of rental and new equipment, parts and supplies along with certain services provided to customers are accounted for under Topic 606. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.
The following table summarizes the applicable accounting guidance for the Company’s revenues for the three months ended March 31, 2019 and 2018, respectively (in millions):

	Three Months Ended March 31,
	2019			2018
	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
Equipment rental	$346.7	$—	$346.7	$340.7	$—	$340.7
Other rental revenue:
Delivery and pick-up	—	19.9	19.9	—	17.2	17.2
Other	11.0	—	11.0	11.2	—	11.2
Total other rental revenues	11.0	19.9	30.9	11.2	17.2	28.4
Total equipment rentals	357.7	19.9	377.6	351.9	17.2	369.1
Sales of rental equipment	—	85.1	85.1	—	47.3	47.3
Sales of new equipment, parts and supplies	—	10.9	10.9	—	11.4	11.4
Service and other revenues	—	2.1	2.1	—	3.5	3.5
Total revenues	$357.7	$118.0	$475.7	$351.9	$79.4	$431.3
Topic 842 revenues
Equipment Rental Revenue
Equipment rental revenue includes revenue generated from renting equipment to customers and is recognized on a straight-line basis over the length of the rental contract. As part of this straight-line methodology, when the equipment is returned, the Company recognizes as incremental revenue the excess, if any, between the amount the customer is contractually required to pay, which is based on the rental contract period applicable to the actual number of days the equipment was out on rent, over the cumulative amount of revenue recognized to date. In any given accounting period, the Company will have customers return equipment and be contractually required to pay more than the cumulative amount of revenue recognized to date under the straight-line methodology.
The Company offers a broad portfolio of equipment for rent on a daily, weekly or monthly basis, with most rental agreements cancelable upon the return of the equipment. Virtually all customer contracts can be canceled with no penalty by the customer by returning the equipment within one day; therefore, the Company does not allocate the transaction price between the different contract elements. Also included in equipment rental revenue is re-rent revenue in which the Company will rent specific pieces of equipment from vendors and then re-rent that equipment to its customers. Provisions for discounts, rebates to customers and other adjustments are provided for in the period the related revenue is recorded.

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

	Three Months Ended March 31,
	2019	2018
Sales of rental equipment	$85.1	$47.3
Sales of new equipment	4.5	5.8
Sales of parts and supplies	6.4	5.6
Total	$96.0	$58.7
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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $27.1 million and $19.5 million as of March 31, 2019 and December 31, 2018, respectively.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Receivables and contract assets and liabilities

Most of the Company's equipment rental revenue is accounted for under Topic 842. The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent the Company's equipment. Concentration of credit risk with respect to the Company's accounts receivable is limited because a large number of geographically diverse customers makes up its customer base. No single customer makes up more than 3% of the Company's equipment rental revenue or accounts receivable balance for the last three years. The Company manages credit risk associated with its accounts receivable at the customer level through credit approvals, credit limits and other monitoring procedures. The Company maintains allowances for doubtful accounts that reflect the Company's estimate of the amount of receivables that the Company will be unable to collect based on its historical write-off experience.

The Company does not have contract assets or material contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three months ended March 31, 2019 that was included in the contract liability balance as of the beginning of such period.

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three months ended March 31, 2019 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	March 31, 2019	December 31, 2018
Rental equipment	$3,754.4	$3,840.7
Less: Accumulated depreciation	(1,317.1)	(1,336.0)
Rental equipment, net	$2,437.3	$2,504.7

Note 5—Leases

The Company leases real estate, office equipment and service vehicles. The Company's leases have remaining lease terms of up to 15 years, some of which include options to extend the leases for up to 20 years. The Company has included the initial lease term in the case where there are options to extend as it has determined that it is not reasonably certain that the Company would exercise those options.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Leases are classified as either finance or operating at inception of the lease, with classification affecting the pattern of expense recognition in the income statement. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets represent the Company's right to use the leased asset for the lease term and lease liabilities represent the obligation to make lease payments. The liability is calculated as the present value of the remaining minimum rental payments for existing operating leases using either the rate implicit in the lease or, if none exists, the Company's incremental borrowing rate. The Company's capital leases are accounted for as finance leases; no significant changes have been made for the accounting of such leases.

The Company also leases certain equipment that it rents to its customers where the payments vary based upon the amount of time the equipment is on rent. There are no fixed payments on these leases and, therefore, no lease liability or ROU assets have been recorded. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.

The components of lease expense consist of the following (in millions):

	Classification	Three Months Ended March 31, 2019
Operating lease cost(a)	Direct operating	$22.4
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization(b)	2.4
Interest on lease liabilities	Interest expense, net	0.4
Sublease income	Equipment rental revenue	(14.7)
Net lease cost		$10.5
(a) Includes short-term leases and variable lease costs of $11.6 million and $1.6 million, respectively.
(b) Depreciation and amortization is included with selling, general and administrative expense.

Balance sheet information related to leases consists of the following (in millions):

	Classification	March 31, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$161.7
Finance lease ROU assets	Property and equipment, net(a)	33.0
Total leased assets		$194.7
Liabilities
Current
Operating	Current maturities of operating lease liabilities	$26.1
Finance	Current maturities of long-term debt and financing obligations	19.6
Non-current
Operating	Operating lease liabilities	138.1
Finance	Long-term debt, net	14.0
Total lease liabilities		$197.8

Weighted average remaining lease term
Operating leases		7.7
Finance leases		3.3
Weighted average discount rate
Operating leases		4.25%
Finance leases		3.81%
(a) Finance lease right-of-use assets are recorded net of accumulated amortization of $53.1 million.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Cash flow information related to leases consists of the following (in millions):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.9
Operating cash flows from finance leases	0.4
Financing cash flows from finance leases	3.3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8.7
Finance leases	0.4

Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases
2019	$26.4	$19.4
2020	30.0	12.6
2021	24.4	1.4
2022	21.0	1.2
2023	18.8	0.7
After 2024	75.5	—
Total lease payments	196.1	35.3
Less: Interest	(31.9)	(1.7)
Present value of lease liabilities	$164.2	$33.6

Note 6—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at March 31, 2019	Weighted Average Stated Interest Rate at March 31, 2019	Fixed or Floating Interest Rate	Maturity	March 31, 2019	December 31, 2018
Senior Secured Second Priority Notes
2022 Notes	7.88%	7.50%	Fixed	2022	$427.0	$427.0
2024 Notes	8.06%	7.75%	Fixed	2024	437.5	437.5
Other Debt
ABL Credit Facility	N/A	4.44%	Floating	2021	999.5	1,085.2
AR Facility	N/A	3.24%	Floating	2020	151.5	175.0
Finance lease liabilities	3.81%	N/A	Fixed	2019-2024	33.6	38.1
Other borrowings	N/A	4.79%	Floating	2020	4.0	4.6
Unamortized Debt Issuance Costs(a)					(10.1)	(10.6)
Total debt					2,043.0	2,156.8
Less: Current maturities of long-term debt					(23.6)	(26.9)
Long-term debt, net					$2,019.4	$2,129.9

(a)
Unamortized debt issuance costs totaling $9.3 million and $10.4 million related to the ABL Credit Facility and the AR Facility (as each is defined below) are included in "Other long-term assets" in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The effective interest rates for the fixed rate 2022 Notes and 2024 Notes (as defined below) include the stated interest on the notes and the amortization of any debt issuance costs.

Senior Secured Second Priority Notes

In June 2016, Herc issued $610.0 million aggregate principal amount of 7.50% senior secured second priority notes due 2022 (the "2022 Notes") and $625.0 million aggregate principal amount of 7.75% senior secured second priority notes due 2024 (the "2024 Notes" and, together with the 2022 Notes, the "Notes"). In March 2017, October 2017 and July 2018, Herc drew down on its ABL Credit Facility (as defined below) and cumulatively redeemed $183.0 million in aggregate principal amount of the 2022 Notes and $187.5 million in aggregate principal amount of the 2024 Notes.

ABL Credit Facility

The Company's asset-based revolving credit agreement, executed by its Herc subsidiary, provides for senior secured revolving loans up to a maximum aggregate principal amount of $1,750 million (subject to availability under a borrowing base), including revolving loans in an aggregate principal amount of $350 million available to Canadian borrowers and U.S. borrowers, that matures on June 30, 2021 (the "ABL Credit Facility"). Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation. Extensions of credit under the ABL Credit Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible rental equipment, eligible service vehicles, eligible spare parts and merchandise, eligible accounts receivable, and eligible unbilled accounts subject to certain reserves and other adjustments. Subject to the satisfaction of certain conditions and limitations, the ABL Credit Facility allows for the addition of incremental revolving and/or term loan commitments. In addition, the ABL Credit Facility permits Herc to increase the amount of commitments under the ABL Credit Facility with the consent of each lender providing an additional commitment, subject to satisfaction of certain conditions.

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

Other Borrowings

The Company's subsidiary in China has uncommitted credit agreements with a bank for up to the aggregate principal amount of $10.0 million. Interest accrues on the loans drawn under these facilities at a rate of 110% of the prevailing base lending rates published by People's Bank of China and is payable quarterly. As of March 31, 2019, the Company had short-term borrowings under these facilities totaling $4.0 million.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of March 31, 2019 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$725.9	$725.9
AR Facility	23.5	3.6
Total	$749.4	$729.5

In addition, as of March 31, 2019, the Company's subsidiary in China had uncommitted credit facilities of which $6.0 million was available for borrowing.

Letters of Credit

As of March 31, 2019, $24.6 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $225.4 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Note 7—Financing Obligations

In October 2017, Herc consummated a sale-leaseback transaction pursuant to which it sold 42 of its properties located in the U.S. for gross proceeds of approximately $119.5 million, and during 2018, entered into a sale-leaseback transaction with respect to two additional properties for gross proceeds of $6.4 million. Herc entered into a master lease agreement pursuant to which it has continued operations at those properties as a tenant. The triple net lease agreement has an initial term of 20 years, subject to extension, at Herc's option, for up to five additional periods of five years each. The sale of the properties did not qualify for sale-leaseback accounting due to continuing involvement with the properties. Therefore, the book value of the buildings and land remains on the Company's consolidated balance sheet.

During March 2019, Herc entered into a sale-leaseback transaction for certain service vehicles that did not qualify for sale-leaseback accounting, therefore the book value of the vehicles remains on the Company's consolidated balance sheet. Gross proceeds from the sale-leaseback transaction were $4.7 million.

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at March 31, 2019	Maturities	March 31, 2019	December 31, 2018
Financing obligations	4.72%	2026-2038	$125.8	$122.1
Unamortized financing issuance costs			(2.7)	(2.8)
Total financing obligations			123.1	119.3
Less: Current maturities of financing obligations			(3.3)	(3.0)
Financing obligations, net			$119.8	$116.3

Note 8—Income Taxes

Income tax benefit was $3.1 million and $5.1 million for the three months ended March 31, 2019 and 2018, respectively, which were primarily driven by the level of pre-tax income, non-deductible expenses, foreign taxes and valuation allowances recorded on losses generated by certain foreign loss jurisdictions. The effective tax rate for 2019 is expected to be approximately 27%.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 9—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the three months ended March 31, 2019 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Unrealized Gains on Hedging Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(18.7)	$2.7	$(106.4)	$(122.4)
Other comprehensive income (loss) before reclassification	—	(0.9)	5.3	4.4
Amounts reclassified from accumulated other comprehensive loss	0.3	—	—	0.3
Net current period other comprehensive income (loss)	0.3	(0.9)	5.3	4.7
Balance at March 31, 2019	$(18.4)	$1.8	$(101.1)	$(117.7)

Amounts reclassified from accumulated other comprehensive income (loss) to net loss were as follows (in millions):

		Three Months Ended March 31,
Pension and other postretirement benefit plans	Statement of Operations Caption	2019	2018
Amortization of actuarial losses	Selling, general and administrative	$0.4	$0.3
Tax benefit	Income tax benefit	(0.1)	(0.1)
Total reclassifications for the period		$0.3	$0.2

Note 10—Commitments and Contingencies

Legal Proceedings

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a putative shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Hertz Holdings made material misrepresentations and/or omission of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The complaint sought unspecified monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings moved to dismiss the amended complaint. In October 2014, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing the plaintiff to amend the complaint a second time. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, Hertz Holdings moved to dismiss the second amended complaint. In July 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing plaintiff to file a third amended complaint. In August 2015, plaintiff filed a third amended complaint which included additional allegations, named additional then-current and former officers as defendants and expanded the putative class period to extend from February 14, 2013 to July 16, 2015. In November 2015, Hertz Holdings moved to dismiss the third amended complaint. The plaintiff then sought leave to add a new plaintiff because of challenges to the standing of the first plaintiff. The court granted plaintiff leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint with prejudice on March 24, 2016. In April 2017, the court granted Hertz Holdings' and the individual defendants' motions to dismiss and dismissed the action with prejudice. In May 2017, plaintiff filed a notice of appeal and, in June 2018, oral argument was conducted before the U.S. Court of Appeals for the Third Circuit. In September 2018, the court affirmed the dismissal of the action with prejudice. On February 5, 2019, plaintiff filed a motion to set aside the judgment against it, and for leave to file a fifth amended complaint.  The proposed amended complaint would add allegations related to New Hertz’s December 31, 2018 settlement with the SEC that, among other things, ordered New Hertz to cease and desist from violating certain of the federal securities laws and imposed a civil penalty of $16.0 million.  On February 26, 2019, New Hertz filed an

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

opposition to plaintiff’s motion for relief from judgment and leave to file a fifth amended complaint. On March 8, 2019, plaintiff filed a reply in support of that motion.

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

The Company has established reserves for matters where the Company believes the losses are probable and can be reasonably estimated. For matters where a reserve has not been established, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. Litigation is subject to many uncertainties and there can be no assurance as to the outcome of the individual litigated matters. It is possible that certain of the actions, claims, inquiries or proceedings could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

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

Environmental

The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. The probable expenses that the Company expects to incur for such matters have been accrued, and those expenses are reflected in the Company's consolidated financial statements. As of March 31, 2019 and December 31, 2018, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" were $0.1 million. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which the Company ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as the Company's connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Guarantee

The Company has a joint venture with a third-party that it accounts for using the equity method. The joint venture has an outstanding bank loan to which the Company is also a guarantor. The Company has determined the maximum potential payment amount under the guarantee is approximately $7.7 million; however, the probability of any payment is remote and therefore the Company has not recorded a liability on its balance sheet as of March 31, 2019. The bank loan is collateralized by the rental equipment and other assets of the joint venture entity and has maturities through 2023.

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

The following table summarizes the outstanding interest rate swap arrangement as of March 31, 2019 (dollars in millions):

	Aggregate Notional Amount	Receive Rate	Receive Rate as of March 31, 2019	Pay Rate
ABL Credit Facility	$350.0	1-month LIBOR + 2.00%	4.5%	3.7%

The following table summarizes the estimated fair value of the Company's financial instruments (in millions):

	Fair Value of Financial Instruments
	Other Long-Term Assets		Accrued Liabilities
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivatives Designated as Hedging Instruments
Interest rate swap	$2.4	$3.6	$—	$—

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

	Gain (Loss) Recognized
	Three Months Ended March 31,
	2019	2018
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	$—	$(0.6)

Note 12—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

Cash Equivalents

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at March 31, 2019 or December 31, 2018.

Financial Instruments

The fair value of the Company's financial instruments as of March 31, 2019 and December 31, 2018 is shown in Note 11, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility, finance lease liabilities and other borrowings approximated their book values as of March 31, 2019 and December 31, 2018. The fair value of the Company's Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	March 31, 2019		December 31, 2018
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Notes	$864.5	$910.0	$864.5	$901.2

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data).

	Three Months Ended March 31,
	2019	2018
Basic and diluted loss per share:
Numerator:
Net loss, basic and diluted	$(6.7)	$(10.1)
Denominator:
Basic weighted average common shares	28.6	28.4
Stock options, RSUs and PSUs	—	—
Weighted average shares used to calculate diluted loss per share	28.6	28.4
Loss per share:
Basic and diluted	$(0.23)	$(0.36)
Antidilutive stock options, RSUs and PSUs	0.9	0.6

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

In addition, until the date that no Icahn Designee is a member of the Board (or otherwise deemed to be on the Board pursuant to the terms of the Icahn Agreements), the Icahn Group agrees to vote all of its shares of the Company’s common stock in favor of the election of all of the Company’s director nominees at each annual or special meeting of the Company’s stockholders, and, subject to limited exceptions, the Icahn Group further agrees to (i) adhere to certain standstill obligations, including the obligation to not solicit proxies or consents or influence others with respect to the same, and (ii) not acquire or otherwise beneficially own more than 20% of the Company’s outstanding voting securities. Under the Icahn Agreements, if the Icahn Group ceases to hold a “net long position,” as defined in the Nomination and Standstill Agreement, in at least 1,900,000 shares of the Company’s common stock, the Icahn Group will cause one Icahn Designee to resign from the Board; if the Icahn Group’s holdings are further reduced to specified levels, additional Icahn Designees are required to resign.

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

Transition Services Agreement

The Company entered into a transition services agreement ("TSA"), pursuant to which New Hertz or its affiliates provided, during the three months ended March 31, 2018, specified services, primarily consisting of IT support, to the Company on a transitional basis to help ensure an orderly transition following the Spin-Off. During the three months ended March 31, 2018, the Company incurred expenses of $2.9 million under the TSA which are included in "Direct operating" and "Selling, general and administrative" expenses in the Company's condensed consolidated statements of operations. Effective upon the migration of the Company’s financial systems from the New Hertz system to a stand-alone system in July 2018, the Company receives no further services from New Hertz under the TSA.

Tax Matters Agreement

The Company entered into a tax matters agreement with New Hertz that governs the parties' rights, responsibilities and obligations after the Spin-Off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
($ in millions)	2019	2018	$ Change	% Change
Equipment rental	$377.6	$369.1	$8.5	2.3%
Sales of rental equipment	85.1	47.3	37.8	79.9
Sales of new equipment, parts and supplies	10.9	11.4	(0.5)	(4.4)
Service and other revenue	2.1	3.5	(1.4)	(40.0)
Total revenues	475.7	431.3	44.4	10.3
Direct operating	189.1	196.0	(6.9)	(3.5)
Depreciation of rental equipment	100.0	93.3	6.7	7.2
Cost of sales of rental equipment	83.5	42.0	41.5	98.8
Cost of sales of new equipment, parts and supplies	8.2	9.0	(0.8)	(8.9)
Selling, general and administrative	71.5	74.5	(3.0)	(4.0)
Interest expense, net	32.9	32.0	0.9	2.8
Other income, net	0.3	(0.3)	0.6	200.0
Loss before income taxes	(9.8)	(15.2)	5.4	35.5
Income tax benefit	3.1	5.1	(2.0)	(39.2)
Net loss	$(6.7)	$(10.1)	$3.4	33.7%

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Equipment rental revenue increased $8.5 million, or 2.3%, during the first quarter of 2019 when compared to the first quarter of 2018. The increase was attributable to pricing increases of 3.8% during the first quarter of 2019 as compared to the first quarter of 2018. The increase was partially offset by a decline in re-rent revenue as we continue to shift the mix of our fleet to meet the demand of our customers.

Sales of rental equipment increased $37.8 million, or 79.9%, during the first quarter of 2019 when compared to the first quarter of 2018 as we increased the volume of sales in a strong used equipment market to further improve the equipment mix and reduce fleet age. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 98.1% in the first quarter of 2019 compared to 88.8% in the first quarter of 2018. The reduction in margin on sale of rental equipment in the first quarter of 2019 was primarily due to a higher proportion of sales through the lower-margin auction channel.

Sales of new equipment, parts and supplies decreased $0.5 million, or 4.4%, during the first quarter of 2019 when compared to the first quarter of 2018. The cost of sales of new equipment, parts and supplies as a percentage of the related revenue was 75.2% for the first quarter of 2019 compared to 78.9% for the first quarter of 2018. The increase was due to the mix of new equipment sold.

Direct operating expenses decreased $6.9 million, or 3.5%, in the first quarter of 2019 when compared to the first quarter of 2018 primarily due to the following:

•
Fleet and related expenses decreased $8.7 million primarily as a result of a decrease in re-rent expense of $5.6 million due to the shift in the mix of our fleet to meet the demand of our customers. Additionally, maintenance decreased by $3.4 million primarily due a reduction in fleet age and increased maintenance efficiency. These decreases were partially offset by increases in delivery and freight of $2.9 million driven by an increase in deliveries, partially offset by better management

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of transportation costs through the roll-out of a third-party logistics program during 2018.

•	Personnel-related expenses remained relatively flat with a slight decrease of approximately $0.1 million.

•
Other direct operating costs increased $1.7 million primarily due to increased field facilities of $1.4 million primarily related to new branches that were opened during 2018 and slight increases due to recurring renewals on existing locations.

Depreciation of rental equipment increased $6.7 million, or 7.2%, in the first quarter of 2019 when compared with the same period in 2018. The increase was primarily due to a larger fleet size in the first quarter of 2019 as compared to the same period in 2018.

Selling, general and administrative expenses decreased $3.0 million, or 4.0%, in the first quarter of 2019 when compared to the first quarter of 2018. The decline was primarily due to a decrease in Spin-Off related costs of $4.9 million partially offset by a $2.5 million increase for additional sales personnel and related commissions and incentives to drive revenue growth.

Interest expense, net increased $0.9 million, or 2.8%, in the first quarter of 2019 when compared to the first quarter of 2018 due to an increased interest expense on the ABL Credit Facility of $2.8 million based on a higher average interest rate during the first quarter of 2019 compared to the same period in 2018, as well as an increase of $1.4 million related to interest on our AR Facility that was established in the fourth quarter of 2018. Partially offsetting the increases was a decrease in interest expense of $2.3 million on the Notes in the first quarter of 2019 due to lower average outstanding borrowings.

Income tax benefit was $3.1 million for the first quarter of 2019 compared to $5.1 million for the same period in 2018. The income tax benefit in 2019 was primarily driven by the level of pre-tax income, non-deductible expenses, foreign taxes and valuation allowances recorded on losses generated by certain foreign loss jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations and servicing of debt. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of March 31, 2019, we had approximately $2.1 billion of total nominal indebtedness outstanding. We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of March 31, 2019 consisted of cash and cash equivalents and unused commitments under our ABL Credit Facility. See "Borrowing Capacity and Availability" below. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility, will be adequate to permit us to meet our obligations over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Three Months Ended March 31,
	2019	2018	$ Change
Cash provided by (used in):
Operating activities	$131.2	$129.2	$2.0
Investing activities	(23.5)	(42.8)	19.3
Financing activities	(111.2)	(84.4)	(26.8)
Effect of exchange rate changes	0.2	(0.5)	0.7
Net change in cash and cash equivalents	$(3.3)	$1.5	$(4.8)

Operating Activities

During the three months ended March 31, 2019, we generated $2.0 million more cash from operating activities compared with the same period in 2018. The increase was related to a decrease in operating losses primarily resulting from higher revenues, lower professional fees and timing on payments of liabilities during the three months ended March 31, 2019 as compared to the same period in 2018. These increases were partially offset due to a decrease related to receivables based on the timing of collections.

Investing Activities

Cash used in investing activities decreased $19.3 million for the three months ended March 31, 2019 as compared to the same period in 2018. Our primary use of cash in investing activities is for the acquisition of rental equipment and non-rental capital expenditures. We rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities

Cash used in financing activities increased $26.8 million for the three months ended March 31, 2019 as compared to the same period in 2018. Cash used in financing activities during the three months ended March 31, 2019 primarily represents our changes in debt, which included repayment of $172.7 million on our revolving lines of credit and securitization in the first quarter of 2019 compared to $131.6 million in the first quarter of 2018.

Capital Expenditures

Our capital expenditures relate largely to purchases of rental equipment, with the remaining portion representing purchases of property, equipment and information technology. The table below sets forth the capital expenditures related to our rental equipment and related disposals for the periods noted (in millions).

	Three Months Ended March 31,
	2019	2018
Rental equipment expenditures	$82.6	$82.5
Disposals of rental equipment	(69.6)	(52.9)
Net rental equipment expenditures	$13.0	$29.6
Net capital expenditures for rental equipment decreased $16.6 million during the three months ended March 31, 2019 compared to the same period in 2018. During 2019, we sold more rental equipment in a strong market for used equipment to improve the equipment mix and reduce fleet age.
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

The accounts receivable and other assets of the SPE are encumbered in favor of the lenders under our AR Facility. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Substantially all of the remaining assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our ABL Credit Facility and the Notes. None of such assets are available to satisfy the claims of our general creditors. See Note 9, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2018, and Note 6, "Debt" included in Part I, Item 1 "Financial Statements" of this Report for more information.

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

As of March 31, 2019, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$725.9	$725.9
AR Facility	23.5	3.6
Total	$749.4	$729.5

In addition, as of March 31, 2019, the Company's subsidiary in China had uncommitted credit facilities of which $6.0 million was available for borrowing.

As of March 31, 2019, $24.6 million of standby letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon. The ABL Credit Facility had $225.4 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Covenants

Our ABL Credit Facility, our AR Facility and our Notes contain a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of our business, make capital expenditures, or engage in certain transactions with certain affiliates.

Under the terms of our ABL Credit Facility, our AR Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of March 31, 2019, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

At March 31, 2019, Herc Holdings' balance sheet was substantially identical to that of Herc, the borrower, with the exception of the components of shareholders equity. For the three months ended March 31, 2019 and 2018, the statements of operations of Herc Holdings and Herc were identical.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Additional information on the terms of our Notes, ABL Credit Facility and AR Facility is included in Note 9, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2018. For a discussion of the risks associated with our significant indebtedness, see Part I, Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

CONTRACTUAL OBLIGATIONS

As of March 31, 2019, there have been no material changes outside the ordinary course of business to our known contractual obligations as set forth in the Contractual Obligations table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of March 31, 2019, there have been no material changes to our indemnification obligations as disclosed in Note 16, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2018. For further information, see the updated discussion on indemnification obligations included in Note 10, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

For information concerning the ongoing securities litigation and other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, see Note 10, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

As of March 31, 2019, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the period ended December 31, 2018.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES (continued)

reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

We completed implementation of a module of our leasing system to support our accounting for our real estate and other leases during the three months ended March 31, 2019. There were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 10, "Commitments and Contingencies" to the notes to our condensed consolidated financial statements in Part I, Item 1 "Financial Statements" of this Report.

ITEM 1A.    RISK FACTORS

There have been no material changes to the Company's risk factors from those previously disclosed under Part I, Item 1A, " Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, the Board approved a $1 billion share repurchase program (the "share repurchase program"). There were no share repurchases in the three months ended March 31, 2019. As of March 31, 2019, the approximate dollar value that remains available for purchases under the 2014 share repurchase program is $395.9 million. The program does not obligate us to make any repurchases at any specific time or in any specific situation. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. For more information on the share repurchase program, see Note 19, "Equity and Earnings (Loss) Per Share" to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Date:	May 2, 2019	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK IRION
Mark Irion Senior Vice President and Chief Financial Officer