Form 10-Q
period 2019-06-30
HERC HOLDINGS INC
filed 2019-08-01
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.01 per share	HRI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2019, there were 28,698,268 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our plans, intentions, objectives, strategies, future events, future revenue, future effective tax rates, profitability, performance or cash flows, future capital expenditures, future accounting changes, financing needs, business trends and other information that is not historical information. When used in this Report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are so designated. All forward-looking statements are based upon our current expectations and various assumptions, and there can be no assurance that our current expectations will be achieved. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including:

•	the cyclicality of our business and its dependence on levels of capital investment and maintenance expenditures by our customers;

•
a slowdown in economic conditions or adverse changes in the level of economic activity or other economic factors specific to our customers or their industries, in particular, contractors and industrial customers;

•	our reliance upon communications networks and centralized IT systems;

•	the misuse or theft of information we possess, including as a result of cyber security breaches or otherwise;

•	our response to changes in technology and customer demands;

•	intense competition in the industry, including from our own suppliers, that may lead to downward pricing or an inability to increase prices;

•	our ability to attract and retain key management and other key personnel, and the ability of new employees to learn their new roles;

•	any occurrence that disrupts rental activity during our peak periods, especially in the construction industry;

•	some or all of our deferred tax assets could expire if we experience an "ownership change" as defined in the Internal Revenue Code;

•	changes in the legal and regulatory environment that affect our operations, including with respect to taxes, consumer rights, privacy, data security and employment matters;

•	an impairment of our goodwill or our indefinite lived intangible assets;

•	a decline in our relations with our key national account customers or the amount of equipment they rent from us;

•	maintenance and repair costs associated with our equipment rental fleet, and the residual value risk upon disposition;

•	our inability to protect our trade secrets and other intellectual property rights;

•	our exposure to a variety of claims and losses arising from our operations, some of which may not be covered by insurance;

•	issues we face with our union employees;

•	issues we face with environmental, health and safety laws and regulations and the costs of complying with them;

•	difficulty in identifying, implementing and integrating strategic acquisitions and the disruption in our business therefrom;

•	the liabilities we have assumed and share with Hertz Global Holdings, Inc., formerly known as Hertz Rental Car Holding Company, Inc., in connection with the spin-off;

HERC HOLDINGS INC. AND SUBSIDIARIES
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS (CONTINUED)

•	our substantial level of indebtedness, which is secured by substantially all of our consolidated assets, exposes us or makes us more vulnerable to a number of risks;

•
an increase in interest rates or in our borrowing margin would increase the cost of servicing our debt and could reduce our profitability and any additional debt we incur could further exacerbate these risks;

•
the sale of a large number of our shares or the perception that a sale could occur could cause the market price of our shares to decline, and these factors could make it more difficult for us to raise funds through future stock offerings;

•	provisions of our governing documents could discourage potential acquisition proposals and could deter or prevent a change in control;

•	the market price of our common stock may fluctuate significantly; and

•	other risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 under Item 1A "Risk Factors," and in our other filings with the SEC.

All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise forward-looking statements that have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION
ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$27.9	$27.8
Receivables, net of allowances of $21.1 and $21.5, respectively	308.4	332.4
Other current assets	31.2	40.2
Total current assets	367.5	400.4
Rental equipment, net	2,587.3	2,504.7
Property and equipment, net	270.6	282.5
Right-of-use lease assets	167.0	—
Intangible assets, net	292.6	293.5
Goodwill	91.0	91.0
Other long-term assets	25.5	38.1
Total assets	$3,801.5	$3,610.2
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$28.7	$29.9
Current maturities of operating lease liabilities	28.5	—
Accounts payable	296.2	147.0
Accrued liabilities	104.7	122.3
Total current liabilities	458.1	299.2
Long-term debt, net	2,004.6	2,129.9
Financing obligations, net	119.0	116.3
Operating lease liabilities	144.5	—
Deferred tax liabilities	446.1	448.3
Other long-term liabilities	45.5	43.8
Total liabilities	3,217.8	3,037.5
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 31.4 and 31.2 shares issued and 28.7 and 28.5 shares outstanding	0.3	0.3
Additional paid-in capital	1,785.8	1,777.9
Accumulated deficit	(395.7)	(391.1)
Accumulated other comprehensive loss	(114.7)	(122.4)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	583.7	572.7
Total liabilities and equity	$3,801.5	$3,610.2

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Equipment rental	$407.6	$392.5	$785.2	$761.6
Sales of rental equipment	51.3	78.2	136.4	125.5
Sales of new equipment, parts and supplies	13.2	10.8	24.1	22.2
Service and other revenue	3.0	4.0	5.1	7.5
Total revenues	475.1	485.5	950.8	916.8
Expenses:
Direct operating	188.5	194.5	377.6	390.5
Depreciation of rental equipment	100.9	97.0	200.9	190.3
Cost of sales of rental equipment	50.0	75.8	133.5	117.8
Cost of sales of new equipment, parts and supplies	10.4	8.1	18.6	17.1
Selling, general and administrative	73.5	77.3	145.0	150.8
Restructuring	7.8	—	7.8	1.0
Interest expense, net	31.6	32.4	64.5	64.4
Other income, net	(2.6)	(0.1)	(2.3)	(0.4)
Total expenses	460.1	485.0	945.6	931.5
Income (loss) before income taxes	15.0	0.5	5.2	(14.7)
Income tax benefit (provision)	(5.3)	(0.8)	(2.2)	4.3
Net income (loss)	$9.7	$(0.3)	$3.0	$(10.4)
Weighted average shares outstanding:
Basic	28.7	28.4	28.6	28.4
Diluted	29.1	28.4	29.0	28.4
Earnings (loss) per share:
Basic	$0.34	$(0.01)	$0.10	$(0.37)
Diluted	$0.33	$(0.01)	$0.10	$(0.37)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$9.7	$(0.3)	$3.0	$(10.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	4.1	(8.8)	9.4	(14.2)
Unrealized gains and losses on hedging instruments:
Unrealized gains (losses) on hedging instruments	(1.8)	0.7	(3.0)	3.0
Income tax benefit (provision) related to hedging instruments	0.4	(0.2)	0.7	(0.8)
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	0.4	0.2	0.8	0.5
Income tax provision related to defined benefit pension plans	(0.1)	—	(0.2)	(0.1)
Total other comprehensive income (loss)	3.0	(8.1)	7.7	(11.6)
Total comprehensive income (loss)	$12.7	$(8.4)	$10.7	$(22.0)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
March 31, 2019	28.6	$0.3	$1,780.6	$(405.4)	$(117.7)	$(692.0)	$565.8
Net income	—	—	—	9.7	—	—	9.7
Other comprehensive income	—	—	—	—	3.0	—	3.0
Net settlement on vesting of equity awards	0.1	—	(0.2)	—	—	—	(0.2)
Stock-based compensation charges	—	—	4.3	—	—	—	4.3
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Exercise of stock options	—	—	0.5	—	—	—	0.5
June 30, 2019	28.7	$0.3	$1,785.8	$(395.7)	$(114.7)	$(692.0)	$583.7

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2018	28.5	$0.3	$1,777.9	$(391.1)	$(122.4)	$(692.0)	$572.7
Net income	—	—	—	3.0	—	—	3.0
Adoption of new accounting pronouncement (Note 2)	—	—	—	(7.6)	—	—	(7.6)
Other comprehensive income	—	—	—	—	7.7	—	7.7
Net settlement on vesting of restricted stock	0.2	—	(2.0)	—	—	—	(2.0)
Stock-based compensation charges	—	—	8.2	—	—	—	8.2
Employee stock purchase plan	—	—	1.2	—	—	—	1.2
Exercise of stock options	—	—	0.5	—	—	—	0.5
June 30, 2019	28.7	$0.3	$1,785.8	$(395.7)	$(114.7)	$(692.0)	$583.7

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
March 31, 2018	28.4	0.3	1,766.6	(472.5)	(102.1)	(692.0)	500.3
Net loss	—	—	—	(0.3)	—	—	(0.3)
Other comprehensive loss	—	—	—	—	(8.1)	—	(8.1)
Net settlement on vesting of equity awards	0.1	—	(0.9)	—	—	—	(0.9)
Stock-based compensation charges	—	—	3.8	—	—	—	3.8
Employee stock purchase plan	—	—	0.5	—	—	—	0.5
June 30, 2018	28.5	$0.3	$1,770.0	$(472.8)	$(110.2)	$(692.0)	$495.3

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2017	28.3	0.3	1,763.1	(462.4)	(98.6)	(692.0)	510.4
Net loss	—	—	—	(10.4)	—	—	(10.4)
Other comprehensive loss	—	—	—	—	(11.6)	—	(11.6)
Net settlement on vesting of equity awards	0.1	—	(1.1)	—	—	—	(1.1)
Stock-based compensation charges	—	—	6.6	—	—	—	6.6
Employee stock purchase plan	—	—	0.9	—	—	—	0.9
Exercise of stock options	0.1	—	0.5	—	—	—	0.5
June 30, 2018	28.5	$0.3	$1,770.0	$(472.8)	$(110.2)	$(692.0)	$495.3
The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3.0	$(10.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of rental equipment	200.9	190.3
Depreciation of property and equipment	26.2	25.4
Amortization of intangible assets	3.4	2.1
Amortization of deferred debt and financing obligations costs	3.3	3.1
Stock-based compensation charges	8.2	6.6
Restructuring	5.5	—
Provision for receivables allowances	25.2	24.1
Deferred taxes	(1.3)	(4.3)
Gain on sale of rental equipment	(2.9)	(7.7)
Income from joint ventures	(0.3)	(0.9)
Other	3.7	5.9
Changes in assets and liabilities:
Receivables	(12.7)	(1.4)
Other assets	13.1	(0.8)
Accounts payable	11.7	10.6
Accrued liabilities and other long-term liabilities	(14.4)	(9.7)
Net cash provided by operating activities	272.6	232.9
Cash flows from investing activities:
Rental equipment expenditures	(257.1)	(300.5)
Proceeds from disposal of rental equipment	123.7	130.1
Non-rental capital expenditures	(20.5)	(33.2)
Proceeds from disposal of property and equipment	4.1	2.4
Other	1.9	—
Net cash used in investing activities	(147.9)	(201.2)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	253.1	186.0
Repayments on revolving lines of credit and securitization	(374.5)	(204.7)
Proceeds from financing obligations	4.7	—
Principal payments under capital lease and financing obligations	(8.0)	(8.9)
Proceeds from exercise of stock options	0.4	0.5
Proceeds from employee stock purchase plan	1.2	0.9
Net settlement on vesting of equity awards	(1.9)	(1.1)
Net cash used in financing activities	(125.0)	(27.3)
Effect of foreign exchange rate changes on cash and cash equivalents	0.4	(1.9)
Net increase in cash and cash equivalents during the period	0.1	2.5
Cash and cash equivalents cash at beginning of period	27.8	41.5
Cash and cash equivalents at end of period	$27.9	$44.0

Supplemental disclosure of cash flow information:
Cash paid for interest	$61.6	$61.5
Cash paid for income taxes, net	$3.6	$10.7
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$141.7	$223.7
Non-rental capital expenditures in accounts payable	$—	$3.6
Note receivable on disposal of joint venture	$19.0	$—

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," "the Company" or, as the context requires, "its") is one of the leading equipment rental suppliers with approximately 265 locations at June 30, 2019, principally in North America. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). Operations are conducted under the Herc Rentals brand in the United States and Canada and under the Hertz Equipment Rental brand in other international locations. With over 50 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 was not applied to periods prior and the adoption had no impact on the Company's previously reported results. The Company recognized operating lease liabilities of $165.3 million upon adoption, with corresponding ROU assets on its balance sheet. This guidance did not have a material impact on its results of operations and cash flows.

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

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company’s business is primarily focused in North America with revenue from the United States representing approximately 89.7% and 89.2% of total revenue for the three and six months ended June 30, 2019, respectively, compared to 88.7% and 88.1% for the same periods in 2018.
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
The following tables summarizes the applicable accounting guidance for the Company’s revenues for the three and six months ended June 30, 2019 and 2018, respectively (in millions):

	Three Months Ended June 30,
	2019			2018
	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
Equipment rental	$371.5	$—	$371.5	$356.1	$—	$356.1
Other rental revenue:
Delivery and pick-up	—	24.1	24.1	—	21.2	21.2
Other	12.0	—	12.0	15.2	—	15.2
Total other rental revenues	12.0	24.1	36.1	15.2	21.2	36.4
Total equipment rentals	383.5	24.1	407.6	371.3	21.2	392.5
Sales of rental equipment	—	51.3	51.3	—	78.2	78.2
Sales of new equipment, parts and supplies	—	13.2	13.2	—	10.8	10.8
Service and other revenues	—	3.0	3.0	—	4.0	4.0
Total revenues	$383.5	$91.6	$475.1	$371.3	$114.2	$485.5

	Six Months Ended June 30,
	2019			2018
	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
Equipment rental	$718.2	$—	$718.2	$696.8	$—	$696.8
Other rental revenue:
Delivery and pick-up	—	44.0	44.0	—	38.4	38.4
Other	23.0	—	23.0	26.4	—	26.4
Total other rental revenues	23.0	44.0	67.0	26.4	38.4	64.8
Total equipment rentals	741.2	44.0	785.2	723.2	38.4	761.6
Sales of rental equipment	—	136.4	136.4	—	125.5	125.5
Sales of new equipment, parts and supplies	—	24.1	24.1	—	22.2	22.2
Service and other revenues	—	5.1	5.1	—	7.5	7.5
Total revenues	$741.2	$209.6	$950.8	$723.2	$193.6	$916.8

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Topic 842 revenues
Equipment Rental Revenue
The Company offers a broad portfolio of equipment for rent on a daily, weekly or monthly basis, with most rental agreements cancelable upon the return of the equipment. Virtually all customer contracts can be canceled by the customer with no penalty by returning the equipment within one day; therefore, the Company does not allocate the transaction price between the different contract elements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales of rental equipment	$51.3	$78.2	$136.4	$125.5
Sales of new equipment	6.7	4.6	11.2	10.4
Sales of parts and supplies	6.5	6.2	12.9	11.8
Total	$64.5	$89.0	$160.5	$147.7

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $16.8 million and $19.5 million as of June 30, 2019 and December 31, 2018, respectively.
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

The Company does not have contract assets or material contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three and six months ended June 30, 2019 that was included in the contract liability balance as of the beginning of such period.

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and six months ended June 30, 2019 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 4—Rental Equipment
Rental equipment consists of the following (in millions):

	June 30, 2019	December 31, 2018
Rental equipment	$3,917.8	$3,840.7
Less: Accumulated depreciation	(1,330.5)	(1,336.0)
Rental equipment, net	$2,587.3	$2,504.7

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

The components of lease expense consist of the following (in millions):

	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost(a)	Direct operating	$22.3	$44.7
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization(b)	1.3	3.7
Interest on lease liabilities	Interest expense, net	0.3	0.7
Sublease income	Equipment rental revenue	(14.4)	(29.1)
Net lease cost		$9.5	$20.0

(a) Includes short-term leases of $11.5 million and $23.1 million for the three and six months ended June 30, 2019, and variable lease costs of $0.7 million and $2.3 million for the three and six months ended June 30, 2019, respectively.

(b) Depreciation and amortization is included with selling, general and administrative expense.

During the second quarter of 2019, the Company entered into a plan of restructuring with respect to certain branches in Canada. As part of the plan, certain of its leased locations were closed and the Company recorded a ROU asset impairment of $4.8 million. Additionally, the Company recorded related leasehold improvement impairments of $0.7 million and severance charges of $2.3 million.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Balance sheet information related to leases consists of the following (in millions):

	Classification	June 30, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$167.0
Finance lease ROU assets	Property and equipment, net(a)	31.3
Total leased assets		$198.3
Liabilities
Current
Operating	Current maturities of operating lease liabilities	$28.5
Finance	Current maturities of long-term debt and financing obligations	18.5
Non-current
Operating	Operating lease liabilities	144.5
Finance	Long-term debt, net	13.2
Total lease liabilities		$204.7

Weighted average remaining lease term
Operating leases		7.7
Finance leases		3.4
Weighted average discount rate
Operating leases		4.22%
Finance leases		3.81%

(a) Finance lease right-of-use assets are recorded net of accumulated amortization of $54.5 million.

Cash flow information related to leases consists of the following (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.7	$19.6
Operating cash flows from finance leases	0.3	0.7
Financing cash flows from finance leases	3.0	6.3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	12.8	21.5
Finance leases	2.0	2.4

Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases
2019	$19.1	$15.6
2020	33.7	12.7
2021	27.1	1.7
2022	22.9	1.5
2023	20.5	1.0
After 2024	82.4	0.8
Total lease payments	205.7	33.3
Less: Interest	(32.7)	(1.6)
Present value of lease liabilities	$173.0	$31.7

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 6—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at June 30, 2019	Weighted Average Stated Interest Rate at June 30, 2019	Fixed or Floating Interest Rate	Maturity	June 30, 2019	December 31, 2018
Senior Secured Second Priority Notes
2022 Notes	7.88%	7.50%	Fixed	2022	$427.0	$427.0
2024 Notes	8.06%	7.75%	Fixed	2024	437.5	437.5
Other Debt
ABL Credit Facility	N/A	4.14%	Floating	2021	986.0	1,085.2
AR Facility	N/A	3.10%	Floating	2020	151.0	175.0
Finance lease liabilities	3.81%	N/A	Fixed	2019-2026	31.7	38.1
Other borrowings	N/A	4.79%	Floating	2020	6.9	4.6
Unamortized Debt Issuance Costs(a)					(10.1)	(10.6)
Total debt					2,030.0	2,156.8
Less: Current maturities of long-term debt					(25.4)	(26.9)
Long-term debt, net					$2,004.6	$2,129.9

(a)
Unamortized debt issuance costs totaling $8.5 million and $10.4 million related to the ABL Credit Facility and the AR Facility (as each is defined below) are included in "Other long-term assets" in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

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

On July 9, 2019, Herc redeemed the remaining outstanding 2022 Notes and 2024 Notes in conjunction with the the Company's issuance of 5.50% senior notes due 2027 (the "2027 Notes") issued in July 2019. See Note 16, "Subsequent Events" for more information.

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

On July 31, 2019, the Company refinanced the ABL Credit Facility as discussed further in Note 16, "Subsequent Events".

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

Other Borrowings

The Company's subsidiary in China has uncommitted credit agreements with a bank for up to an aggregate principal amount of $10.0 million. Interest accrues on the loans drawn under these facilities at a rate of 110% of the prevailing base lending rates published by People's Bank of China and is payable quarterly. As of June 30, 2019, the Company had short-term borrowings under these facilities totaling $6.9 million.

Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of June 30, 2019 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$739.4	$739.4
AR Facility	24.0	19.4
Total	$763.4	$758.8

In addition, as of June 30, 2019, the Company's subsidiary in China had uncommitted credit facilities of which $3.1 million was available for borrowing.

Letters of Credit

As of June 30, 2019, $24.6 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $225.4 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
Note 7—Financing Obligations

In October 2017, Herc consummated a sale-leaseback transaction pursuant to which it sold 42 of its properties located in the U.S. for gross proceeds of approximately $119.5 million, and during the fourth quarter of 2018, entered into sale-leaseback transactions with respect to two additional properties for gross proceeds of $6.4 million. Herc entered into a master lease agreement pursuant to which it has continued operations at those properties as a tenant. The triple net lease agreement has an initial term of 20 years, subject to extension, at Herc's option, for up to five additional periods of five years each. The sale of the properties did not qualify for sale-leaseback accounting due to continuing involvement with the properties. Therefore, the book value of the buildings and land remains on the Company's consolidated balance sheet.

During March 2019, Herc entered into a sale-leaseback transaction for certain service vehicles that did not qualify for sale-leaseback accounting, therefore the book value of the vehicles remains on the Company's consolidated balance sheet. Gross proceeds from the sale-leaseback transaction were $4.7 million.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at June 30, 2019	Maturities	June 30, 2019	December 31, 2018
Financing obligations	4.89%	2026-2038	$124.9	$122.1
Unamortized financing issuance costs			(2.6)	(2.8)
Total financing obligations			122.3	119.3
Less: Current maturities of financing obligations			(3.3)	(3.0)
Financing obligations, net			$119.0	$116.3

Note 8—Income Taxes

Income tax expense was $5.3 million and $2.2 million for the three and six months ended June 30, 2019, respectively, which were primarily driven by the level of pre-tax income, non-deductible expenses, foreign taxes and valuation allowances recorded on losses generated by certain foreign loss jurisdictions.

Note 9—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the six months ended June 30, 2019 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Unrealized Gains (Loss) on Hedging Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(18.7)	$2.7	$(106.4)	$(122.4)
Other comprehensive income (loss) before reclassification	—	(2.3)	9.4	7.1
Amounts reclassified from accumulated other comprehensive loss	0.6	—	—	0.6
Net current period other comprehensive income (loss)	0.6	(2.3)	9.4	7.7
Balance at June 30, 2019	$(18.1)	$0.4	$(97.0)	$(114.7)

Amounts reclassified from accumulated other comprehensive income (loss) to net loss were as follows (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Pension and other postretirement benefit plans	Statement of Operations Caption	2019	2018	2019	2018
Amortization of actuarial losses	Selling, general and administrative	$0.4	$0.2	$0.8	$0.5
Tax benefit	Income tax benefit	(0.1)	—	(0.2)	(0.1)
Total reclassifications for the period		$0.3	$0.2	$0.6	$0.4

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

Environmental

The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. The probable expenses that the Company expects to incur for such matters have been accrued, and those expenses are reflected in the Company's consolidated financial statements. As of June 30, 2019 and December 31, 2018, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" were $0.2 million and $0.1 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which the Company ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as the Company's connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Guarantee

The Company has a joint venture with a third-party that it accounts for using the equity method. The joint venture has an outstanding bank loan to which the Company is also a guarantor. The Company has determined the maximum potential payment amount under the guarantee is approximately $7.1 million; however, the probability of any payment is remote and therefore the Company has not recorded a liability on its balance sheet as of June 30, 2019. The bank loan is collateralized by the rental equipment and other assets of the joint venture entity and has maturities through 2023.

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

The following table summarizes the outstanding interest rate swap arrangement as of June 30, 2019 (dollars in millions):

	Aggregate Notional Amount	Receive Rate	Receive Rate	Pay Rate
ABL Credit Facility	$350.0	1-month LIBOR + 1.75%	4.2%	3.7%

The following table summarizes the estimated fair value of the Company's financial instruments (in millions):

	Fair Value of Financial Instruments
	June 30, 2019		December 31, 2018
	Other Current Assets	Accrued Liabilities	Other Long-Term Assets	Accrued Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap	$0.6	$—	$3.6	$—

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

	Gain Recognized
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	$—	$0.8	$—	$0.2

Note 12—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

Cash Equivalents

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at June 30, 2019 or December 31, 2018.

Financial Instruments

The fair value of the Company's financial instruments as of June 30, 2019 and December 31, 2018 is shown in Note 11, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility, finance lease liabilities and other borrowings approximated their book values as of June 30, 2019 and December 31, 2018. The fair value of the Company's Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	June 30, 2019		December 31, 2018
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Notes	$864.5	$906.8	$864.5	$901.2

Note 13—Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted loss per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss), basic and diluted	$9.7	$(0.3)	$3.0	$(10.4)
Denominator:
Basic weighted average common shares	28.7	28.4	28.6	28.4
Stock options, RSUs and PSUs	0.4	—	0.4	—
Weighted average shares used to calculate diluted earnings (loss) per share	29.1	28.4	29.0	28.4
Earnings (loss) per share:
Basic	$0.34	$(0.01)	$0.10	$(0.37)
Diluted	$0.33	$(0.01)	$0.10	$(0.37)
Antidilutive stock options, RSUs and PSUs	0.2	0.7	0.4	0.7

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

Note 16—Subsequent Events

Issuance of 2027 Notes

On July 9, 2019, the Company issued $1.2 billion aggregate principal amount of its 2027 Notes, under an Indenture, dated as of July 9, 2019 (the “Indenture”), among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (in such capacity, the “Trustee”). Interest on the 2027 Notes will accrue at the rate of 5.50% per annum and will be payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2020. The 2027 Notes will mature on July 15, 2027.

Redemption of 2022 Notes and 2024 Notes

On July 9, 2019, Herc redeemed all $427.0 million outstanding principal amount of its 2022 Notes and all $437.5 million outstanding principal amount of its 2024 Notes. The Notes were redeemed at a redemption price of 103.750% in the case of the 2022 Notes and 105.813% in the case of the 2024 Notes, plus interest accrued to, but excluding, July 9, 2019. The Company used a portion of the net proceeds from its offering of the 2027 Notes to redeem the Notes and to pay related fees and expenses. The Company expects to record a loss on early extinguishment of debt of approximately $51.0 million related to the premiums paid and unamortized debt issuance costs.

Asset-Based Revolving Credit Agreement

On July 31, 2019, the Company and certain subsidiaries entered into a credit agreement with respect to a new senior secured asset-based revolving credit facility (the “New ABL Credit Facility”), which refinances in full and replaces the existing ABL Credit Facility entered into on June 30, 2016 and related guarantee and collateral/security agreements. The New ABL Credit Facility provides (subject to availability under a borrowing base) for aggregate maximum borrowings of up to $1,750 million under a revolving loan facility.  The interest rates applicable to any loans under the New ABL Credit Facility will be based on a floating rate based on LIBOR (for loans denominated in U.S. dollars) or CDOR (for loans denominated in Canadian dollars) or a base rate plus the applicable margin. The New ABL Credit Facility matures on July 31, 2024. On July 31, 2019, the Company borrowed $722.0 million under the New ABL Credit Facility and repaid all amounts outstanding under the ABL Credit Facility.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Equipment rental	$407.6	$392.5	$15.1	3.8%	$785.2	$761.6	$23.6	3.1%
Sales of rental equipment	51.3	78.2	(26.9)	(34.4)	136.4	125.5	10.9	8.7
Sales of new equipment, parts and supplies	13.2	10.8	2.4	22.2	24.1	22.2	1.9	8.6
Service and other revenue	3.0	4.0	(1.0)	(25.0)	5.1	7.5	(2.4)	(32.0)
Total revenues	475.1	485.5	(10.4)	(2.1)	950.8	916.8	34.0	3.7
Direct operating	188.5	194.5	(6.0)	(3.1)	377.6	390.5	(12.9)	(3.3)
Depreciation of rental equipment	100.9	97.0	3.9	4.0	200.9	190.3	10.6	5.6
Cost of sales of rental equipment	50.0	75.8	(25.8)	(34.0)	133.5	117.8	15.7	13.3
Cost of sales of new equipment, parts and supplies	10.4	8.1	2.3	28.4	18.6	17.1	1.5	8.8
Selling, general and administrative	73.5	77.3	(3.8)	(4.9)	145.0	150.8	(5.8)	(3.8)
Restructuring	7.8	—	7.8	100.0	7.8	1.0	6.8	NM
Interest expense, net	31.6	32.4	(0.8)	(2.5)	64.5	64.4	0.1	0.2
Other income, net	(2.6)	(0.1)	(2.5)	NM	(2.3)	(0.4)	(1.9)	NM
Income (loss) before income taxes	15.0	0.5	14.5	NM	5.2	(14.7)	19.9	NM
Income tax benefit (provision)	(5.3)	(0.8)	(4.5)	NM	(2.2)	4.3	(6.5)	NM
Net income (loss)	$9.7	$(0.3)	$10.0	NM	$3.0	$(10.4)	$13.4	NM
NM - Not Meaningful

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

Equipment rental revenue increased $15.1 million, or 3.8%, during the second quarter of 2019 when compared to the second quarter of 2018. The increase was attributable to pricing increases of 4.6% during the second quarter of 2019. The increase was partially offset by a decline in re-rent revenue as we continue to shift the mix of our fleet to meet the demand of our customers and by the impact of adverse weather experienced in certain regions of the United States.

Sales of rental equipment decreased $26.9 million, or 34.4%, during the second quarter of 2019 when compared to the second quarter of 2018. The volume of sales during the second quarter of 2019 declined in response to improvements over the past year in the mix and age of equipment and timing of sales related to the strength of the used equipment rental market in the second quarter of 2018. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 97.5% in the second quarter of 2019 compared to 96.9% in the second quarter of 2018. The reduction in margin on sale of rental equipment in the second quarter of 2019 was primarily due to a higher proportion of sales through the lower-margin auction channel.

Direct operating expenses decreased $6.0 million, or 3.1%, in the second quarter of 2019 when compared to the second quarter of 2018 primarily due to the following:

•
Fleet and related expenses decreased $10.0 million as a result of a decrease in maintenance expense of $5.2 million primarily due a reduction in fleet age and increased maintenance efficiency. Delivery and freight expenses decreased $2.9 million due to an increase in internal delivery personnel and better management of transportation costs through the roll-out of a third-party logistics program during 2018. Additionally, re-rent expense decreased $2.6 million due to the decrease in re-rent revenue as a result of the shift in the mix of our fleet to meet the demand of our customers.

•
Other direct operating costs increased $3.3 million primarily due to increased field facilities expenses of $2.6 million related to new branches that were opened during the second half of 2018 and increases due to recurring renewals on

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

existing locations.

Depreciation of rental equipment increased $3.9 million, or 4.0%, in the second quarter of 2019 when compared with the same period in 2018. The increase was primarily due to additional depreciation recognized in the second quarter of 2019, based on the reduction in residual values and the planned holding period of certain classes of assets and increased costs of equipment with the sale of older equipment with lower depreciation.

Selling, general and administrative expenses decreased $3.8 million, or 4.9%, in the second quarter of 2019 when compared to the second quarter of 2018. The decline was primarily due to a decrease in Spin-Off related costs of $3.6 million and professional fees of $2.3 million, partially offset by a $1.7 million increase for additional sales personnel and related commissions and incentives to drive revenue growth.

Restructuring expense was $7.8 million during the second quarter of 2019 as a result of our plan of restructuring in Canada which included right-of-use assets and related leasehold improvement impairment of $5.5 million and severance charges of $2.3 million.

Interest expense, net decreased $0.8 million, or 2.5%, in the second quarter of 2019 when compared to the second quarter of 2018 due to a decrease in interest expense of $2.4 million on the Notes in the second quarter of 2019 due to lower average outstanding borrowings and lower amortization of deferred financing costs of $0.8 million due to partial redemptions of the Notes in prior periods. Partially offsetting this decrease was increased interest expense on the ABL Credit Facility of $2.1 million based on a higher average interest rate during the second quarter of 2019 compared to the same period in 2018, as well as an increase of $1.4 million related to interest on our AR Facility that was established in the fourth quarter of 2018.

Income tax expense was $5.3 million for the second quarter of 2019 compared to $0.8 million for the same period in 2018. The income tax expense in 2019 was primarily driven by the level of pre-tax income, non-deductible expenses, foreign taxes and valuation allowances recorded on losses generated by certain foreign loss jurisdictions.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

Equipment rental revenue increased $23.6 million, or 3.1%, during the first half of 2019 when compared to the first half of 2018. The increase was primarily attributable to pricing increases of 4.2% and was partially offset by a decline in re-rent revenue as we continue to shift the mix of our fleet to meet the demand of our customers and by the impact of adverse weather experienced in certain regions of the United States.

Sales of rental equipment increased $10.9 million, or 8.7%, during the first half of 2019 when compared to the first half of 2018 as we increased the volume of sales in a strong used equipment market to further improve the equipment mix and reduce fleet age during the first quarter of 2019, while reducing the volume of sales during the second quarter based on the improvements in the mix and age of equipment and timing of sales related to the strength of the used equipment rental market. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 97.9% in the first half of 2019 compared to 93.9% in the first half of 2018. The reduction in margin on sale of rental equipment in the first half of 2019 was primarily due to a higher proportion of sales through the lower-margin auction channel.

Direct operating expenses decreased $12.9 million, or 3.3%, during the first half of 2019 when compared to the first half of 2018 primarily due to the following:

•
Fleet and related expenses decreased $18.7 million primarily due to the decline in maintenance expenses of $8.6 million due to a reduction in fleet age and increased maintenance efficiency. Re-rent expense decreased $8.1 million mainly due to the decrease in re-rent revenue and the shift in the mix of our fleet to meet the demand of our customers.

•
Other direct operating costs increased $5.2 million primarily due to increased field facilities expenses of $3.9 million primarily related to new branches that were opened during 2018 and slight increases due to recurring renewals on existing locations.

Depreciation of rental equipment increased $10.6 million, or 5.6%, during the first half of 2019 as compared to the first half of 2018. The increase was primarily due to additional depreciation recognized in first half of 2019, based on the reduction in residual

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

values and the planned holding period of certain classes of assets and increased costs of equipment with the sale of older equipment with lower depreciation.

Selling, general and administrative expenses decreased $5.8 million, or 3.8%, during the first half of 2019 as compared to the first half of 2018. The decline was primarily due to a decrease in Spin-Off related costs of $8.5 million and professional fees of $5.8 million, partially offset by a $3.3 million increase for additional sales personnel and related commissions and incentives to drive revenue growth and an increase of $2.8 million in advertising and travel expenses.

Restructuring expense was $7.8 million during the first half of 2019 as a result of our plan of restructuring in Canada which included right-of-use assets and related leasehold improvement impairment of $5.5 million and severance expense of $2.3 million.

Interest expense, net increased $0.1 million, or 0.2%, during the first half of 2019 as compared to the first half of 2018 due to an increased interest expense on the ABL Credit Facility of $4.9 million based on a higher average interest rate during the first half of 2019 as compared to the first half of 2018, as well as an increase of $2.8 million related to interest on our AR Facility that was established in the fourth quarter of 2018. Partially offsetting the increases were decreases in interest expense on the Notes of $4.7 million during the first half of 2019 due to lower average outstanding borrowings, interest rate swap of $1.4 million and amortization of deferred debt cost of $1.6 million.

Income tax expense was $2.2 million during the first half of 2019 as compared to a benefit of $4.3 million for the first half of 2018. The income tax expense in 2019 was primarily driven by the level of pre-tax income, non-deductible expenses, foreign taxes and valuation allowances recorded on losses generated by certain foreign loss jurisdictions. Related to the debt transactions discussed in Note 16, "Subsequent Events" in Part I, Item 1 "Financial Statements" of this Report, we expect to record an income tax benefit of approximately $6.0 million in the third quarter of 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations and servicing of debt. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of June 30, 2019, we had approximately $2.0 billion of total nominal indebtedness outstanding. We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of June 30, 2019 consisted of cash and cash equivalents and unused commitments under our ABL Credit Facility and AR Facility. See "Borrowing Capacity and Availability" below. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility, will be adequate to permit us to meet our obligations over the next twelve months.

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
The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Six Months Ended June 30,
	2019	2018	$ Change
Cash provided by (used in):
Operating activities	$272.6	$232.9	$39.7
Investing activities	(147.9)	(201.2)	53.3
Financing activities	(125.0)	(27.3)	(97.7)
Effect of exchange rate changes	0.4	(1.9)	2.3
Net change in cash and cash equivalents	$0.1	$2.5	$(2.4)

Operating Activities

During the six months ended June 30, 2019, we generated $39.7 million more cash from operating activities compared with the same period in 2018. The increase was related to net income during the first half of 2019 primarily resulting from higher revenues, lower professional fees, lower maintenance and delivery costs and timing on payments of liabilities during the six months ended June 30, 2019 as compared to the same period in 2018. These increases were partially offset due to a decrease in cash flow related to receivables based on the timing of collections.

Investing Activities

Cash used in investing activities decreased $53.3 million for the six months ended June 30, 2019 as compared to the same period in 2018. Our primary use of cash in investing activities is for the acquisition of rental equipment and non-rental capital expenditures. We rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities

Cash used in financing activities increased $97.7 million for the six months ended June 30, 2019 as compared to the same period in 2018. Cash used in financing activities during the six months ended June 30, 2019 primarily represents our changes in debt, which included net repayments of $121.4 million on our revolving lines of credit and securitization in the first half of 2019 compared to $18.7 million in the first half of 2018.

Capital Expenditures

Our capital expenditures relate largely to purchases of rental equipment, with the remaining portion representing purchases of property, equipment and information technology. The table below sets forth the capital expenditures related to our rental equipment and related disposals for the periods noted (in millions).

	Six Months Ended June 30,
	2019	2018
Rental equipment expenditures	$257.1	$300.5
Disposals of rental equipment	(123.7)	(130.1)
Net rental equipment expenditures	$133.4	$170.4
Net capital expenditures for rental equipment decreased $37.0 million during the six months ended June 30, 2019 compared to the same period in 2018. During 2019, we reduced rental equipment expenditures during the first half of 2019 to improve utilization

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and also reduced the volume of rental equipment sales based on the improvements seen in the mix and age of equipment and timing related to the strength of the used equipment rental market.
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

The accounts receivable and other assets of the SPE are encumbered in favor of the lenders under our AR Facility. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Substantially all of the remaining assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our ABL Credit Facility. None of such assets are available to satisfy the claims of our general creditors. See Note 9, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2018, and Note 6, "Debt" included in Part I, Item 1 "Financial Statements" of this Report for more information.

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

As of June 30, 2019, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$739.4	$739.4
AR Facility	24.0	19.4
Total	$763.4	$758.8

In addition, as of June 30, 2019, the Company's subsidiary in China had uncommitted credit facilities of which $3.1 million was available for borrowing.

As of June 30, 2019, $24.6 million of standby letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon. The ABL Credit Facility had $225.4 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Additionally, as discussed in Note 16, "Subsequent Events" in Part I, Item 1 "Financial Statements" of this Report, on July 9, 2019, we issued $1.2 billion aggregate principal amount of 2027 Notes and used the proceeds to redeem the remaining outstanding principal under the 2022 Notes and 2024 Notes and repaid a portion of the indebtedness outstanding under the ABL Credit Facility. Also, on July 31, 2109 we entered into a credit agreement with respect to a new senior secured asset-based revolving credit facility which refinances in full and replaces the existing ABL Credit Facility.

Covenants

Our ABL Credit Facility, our AR Facility and our 2027 Notes contain a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of our business, make capital expenditures, or engage in certain transactions with certain affiliates.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Under the terms of our ABL Credit Facility, our AR Facility and our 2027 Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of June 30, 2019, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

At June 30, 2019, Herc Holdings' balance sheet was substantially identical to that of Herc, with the exception of the components of shareholders equity. For the three and six months ended June 30, 2019 and 2018, the statements of operations of Herc Holdings and Herc were identical.

Additional information on the terms of our Notes, ABL Credit Facility and AR Facility is included in Note 9, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2018. Additional information on the terms of our 2027 Notes is included in Note 16, "Subsequent Events" in Part I, Item 1 "Financial Statements" of this Report. For a discussion of the risks associated with our significant indebtedness, see Part I, Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2019, there have been no material changes outside the ordinary course of business to our known contractual obligations as set forth in the Contractual Obligations table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018. However, see Note 16, "Subsequent Events" in Part I, Item 1 "Financial Statements" of this Report for a discussion of modifications made to our debt obligations during July 2019.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of June 30, 2019, there have been no material changes to our indemnification obligations as disclosed in Note 16, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2018. For further information, see the updated discussion on indemnification obligations included in Note 10, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments.

As of June 30, 2019, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the period ended December 31, 2018.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, the Board approved a $1 billion share repurchase program (the "share repurchase program"). There were no share repurchases in the six months ended June 30, 2019. As of June 30, 2019, the approximate dollar value that remains available for purchases under the 2014 share repurchase program is $395.9 million. The program does not obligate us to make any repurchases at any specific time or in any specific situation. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. For more information on the share repurchase program, see Note 19, "Equity and Earnings (Loss) Per Share" to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

4.1
Indenture (including the form of Notes), dated as of July 9, 2019, among Herc Holdings Inc., the guarantors party thereto, and Wells Fargo, National Association (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Herc Holdings Inc. (File No. 001-33139), as filed on July 9, 2019).

10.1*	Offer Letter, dated as of August 18, 2017, by and between Herc Holdings and Tamir Peres.
10.2
ABL Credit Agreement, dated as of July 31, 2019, among Herc Holdings Inc., Herc Rentals Inc., Matthews Equipment Limited, certain other subsidiaries of Herc Holdings Inc., Bank of America, N.A., as agent, swingline lender and letter of credit issuer, Bank of America, N.A., JPMorgan Chase Bank N.A., Capital One, National Association, Wells Fargo Bank, National Association Bank of Montreal, Credit Agricole Corporate and Investment Bank, Goldman Sachs Bank USA, ING Capital LLC, MUFG Union Bank, N.A. and TD Bank, N.A., and the other financial institutions party thereto from time to time. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings Inc. (File No. 001-33139), as filed on July 31, 2019).

10.3
U.S. Guarantee and Collateral Agreement, dated as of July 31, 2019, made by Herc Holdings Inc. and certain of its subsidiaries from time to time in favor of Bank of America, N.A., as agent. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Herc Holdings Inc. (File No. 001-33139), as filed on July 31, 2019).

10.4
Canadian Guarantee and Collateral Agreement, dated as of July 31, 2019, made by Matthews Equipment Limited and certain of its subsidiaries from time to time in favour of Bank of America, N.A., as agent. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Herc Holdings Inc. (File No. 001-33139), as filed on July 31, 2019).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1**	18 U.S.C. Section 1350 Certifications of Principal Executive Officer and the Principal Financial Officer
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	iXBRL Taxonomy Extension Schema Document
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________
*Filed herewith
**Furnished herewith

HERC HOLDINGS INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 1, 2019	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK IRION
Mark Irion Senior Vice President and Chief Financial Officer