Form 10-Q
period 2019-09-30
HERC HOLDINGS INC
filed 2019-10-23
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 18, 2019, there were 28,822,275 shares of the registrant's common stock, $0.01 par value, outstanding.

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

PART I—FINANCIAL INFORMATION
ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$34.5	$27.8
Receivables, net of allowances of $24.8 and $21.5, respectively	316.4	332.4
Other current assets	30.9	40.2
Total current assets	381.8	400.4
Rental equipment, net	2,625.0	2,504.7
Property and equipment, net	302.7	282.5
Right-of-use lease assets	186.8	—
Intangible assets, net	292.1	293.5
Goodwill	91.0	91.0
Other long-term assets	23.7	38.1
Total assets	$3,903.1	$3,610.2
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$33.0	$29.9
Current maturities of operating lease liabilities	30.3	—
Accounts payable	212.0	147.0
Accrued liabilities	120.9	122.3
Total current liabilities	396.2	299.2
Long-term debt, net	2,149.1	2,129.9
Financing obligations, net	118.2	116.3
Operating lease liabilities	161.5	—
Deferred tax liabilities	441.2	448.3
Other long-term liabilities	43.9	43.8
Total liabilities	3,310.1	3,037.5
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 31.5 and 31.2 shares issued and 28.8 and 28.5 shares outstanding	0.3	0.3
Additional paid-in capital	1,789.2	1,777.9
Accumulated deficit	(386.3)	(391.1)
Accumulated other comprehensive loss	(118.2)	(122.4)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	593.0	572.7
Total liabilities and equity	$3,903.1	$3,610.2

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Equipment rental	$459.6	$449.0	$1,244.8	$1,210.6
Sales of rental equipment	35.4	50.1	171.8	175.6
Sales of new equipment, parts and supplies	10.0	14.2	34.1	36.4
Service and other revenue	3.1	2.9	8.2	10.4
Total revenues	508.1	516.2	1,458.9	1,433.0
Expenses:
Direct operating	197.7	194.4	575.3	584.9
Depreciation of rental equipment	102.7	98.3	303.6	288.6
Cost of sales of rental equipment	36.7	51.1	170.2	168.9
Cost of sales of new equipment, parts and supplies	7.2	10.6	25.8	27.7
Selling, general and administrative	76.2	78.4	221.2	229.2
Restructuring	—	—	7.8	1.0
Interest expense, net	81.9	38.6	146.4	103.0
Other income, net	0.5	(0.4)	(1.8)	(0.8)
Total expenses	502.9	471.0	1,448.5	1,402.5
Income before income taxes	5.2	45.2	10.4	30.5
Income tax benefit	4.2	1.0	2.0	5.3
Net income	$9.4	$46.2	$12.4	$35.8
Weighted average shares outstanding:
Basic	28.7	28.5	28.7	28.4
Diluted	29.1	28.9	29.1	28.9
Earnings per share:
Basic	$0.33	$1.62	$0.43	$1.26
Diluted	$0.32	$1.60	$0.43	$1.24

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$9.4	$46.2	$12.4	$35.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(3.6)	8.6	5.8	(5.6)
Unrealized gains and losses on hedging instruments:
Unrealized gains (losses) on hedging instruments	(0.4)	0.2	(3.4)	3.2
Income tax benefit (provision) related to hedging instruments	0.2	—	0.9	(0.8)
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	0.4	0.3	1.2	0.8
Income tax provision related to defined benefit pension plans	(0.1)	(0.1)	(0.3)	(0.2)
Total other comprehensive income (loss)	(3.5)	9.0	4.2	(2.6)
Total comprehensive income	$5.9	$55.2	$16.6	$33.2

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
June 30, 2019	28.7	$0.3	$1,785.8	$(395.7)	$(114.7)	$(692.0)	$583.7
Net income	—	—	—	9.4	—	—	9.4
Other comprehensive income	—	—	—	—	(3.5)	—	(3.5)
Net settlement on vesting of equity awards	0.1	—	(1.7)	—	—	—	(1.7)
Stock-based compensation charges	—	—	4.3	—	—	—	4.3
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Exercise of stock options	—	—	0.2	—	—	—	0.2
September 30, 2019	28.8	$0.3	$1,789.2	$(386.3)	$(118.2)	$(692.0)	$593.0

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2018	28.5	$0.3	$1,777.9	$(391.1)	$(122.4)	$(692.0)	$572.7
Net income	—	—	—	12.4	—	—	12.4
Adoption of new accounting pronouncement (Note 2)	—	—	—	(7.6)	—	—	(7.6)
Other comprehensive income	—	—	—	—	4.2	—	4.2
Net settlement on vesting of restricted stock	0.3	—	(3.7)	—	—	—	(3.7)
Stock-based compensation charges	—	—	12.5	—	—	—	12.5
Employee stock purchase plan	—	—	1.8	—	—	—	1.8
Exercise of stock options	—	—	0.7	—	—	—	0.7
September 30, 2019	28.8	$0.3	$1,789.2	$(386.3)	$(118.2)	$(692.0)	$593.0

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
June 30, 2018	28.5	$0.3	$1,770.0	$(472.8)	$(110.2)	$(692.0)	$495.3
Net income	—	—	—	46.2	—	—	46.2
Other comprehensive loss	—	—	—	—	9.0	—	9.0
Stock-based compensation charges	—	—	3.3	—	—	—	3.3
Employee stock purchase plan	—	—	0.5	—	—	—	0.5
September 30, 2018	28.5	$0.3	$1,773.8	$(426.6)	$(101.2)	$(692.0)	$554.3

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2017	28.3	$0.3	$1,763.1	$(462.4)	$(98.6)	$(692.0)	$510.4
Net income	—	—	—	35.8	—	—	35.8
Other comprehensive loss	—	—	—	—	(2.6)	—	(2.6)
Net settlement on vesting of equity awards	0.1	—	(1.1)	—	—	—	(1.1)
Stock-based compensation charges	—	—	9.9	—	—	—	9.9
Employee stock purchase plan	—	—	1.4	—	—	—	1.4
Exercise of stock options	0.1	—	0.5	—	—	—	0.5
September 30, 2018	28.5	$0.3	$1,773.8	$(426.6)	$(101.2)	$(692.0)	$554.3
The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$12.4	$35.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of rental equipment	303.6	288.6
Depreciation of property and equipment	39.3	38.2
Amortization of intangible assets	5.2	3.6
Amortization of deferred debt and financing obligations costs	4.3	4.7
Loss on extinguishment of debt	53.6	5.4
Stock-based compensation charges	12.5	9.9
Restructuring	5.5	—
Provision for receivables allowances	40.2	41.0
Deferred taxes	(5.6)	(6.4)
Gain on sale of rental equipment	(1.6)	(6.7)
Income from joint ventures	(0.3)	(1.3)
Other	5.6	8.0
Changes in assets and liabilities:
Receivables	(37.0)	(46.7)
Other assets	2.8	(2.2)
Accounts payable	(1.6)	(3.5)
Accrued liabilities and other long-term liabilities	2.3	6.6
Net cash provided by operating activities	441.2	375.0
Cash flows from investing activities:
Rental equipment expenditures	(506.7)	(617.5)
Proceeds from disposal of rental equipment	156.9	189.1
Non-rental capital expenditures	(34.9)	(58.5)
Proceeds from disposal of property and equipment	5.0	3.9
Other	4.0	—
Net cash used in investing activities	(375.7)	(483.0)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,200.0	—
Repayments of long-term debt	(864.5)	(123.5)
Proceeds from revolving lines of credit and securitization	1,134.3	650.8
Repayments on revolving lines of credit and securitization	(1,465.5)	(424.5)
Proceeds from financing obligations	4.7	—
Principal payments under capital lease and financing obligations	(11.9)	(13.1)
Debt redemption premium payment	(41.5)	(3.7)
Payment of debt financing costs	(13.3)	(1.0)
Proceeds from exercise of stock options	0.7	0.5
Proceeds from employee stock purchase plan	1.8	1.4
Net settlement on vesting of equity awards	(3.7)	(1.1)
Net cash used in financing activities	(58.9)	85.8
Effect of foreign exchange rate changes on cash and cash equivalents	0.1	(1.3)
Net increase in cash and cash equivalents during the period	6.7	(23.5)
Cash and cash equivalents cash at beginning of period	27.8	41.5
Cash and cash equivalents at end of period	$34.5	$18.0

Supplemental disclosure of cash flow information:
Cash paid for interest, including premium payment	$121.2	$90.2
Cash paid for income taxes, net	$0.7	$12.0
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$63.8	$80.6
Non-rental capital expenditures in accounts payable	$7.3	$5.6
Note receivable on disposal of joint venture	$19.0	$—

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," "the Company" or, as the context requires, "its") is one of the leading equipment rental suppliers with approximately 270 locations at September 30, 2019, principally in North America. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). Operations are conducted under the Herc Rentals brand in the United States and Canada and under the Hertz Equipment Rental brand in other international locations. With over 50 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company’s business is primarily focused in North America with revenue from the United States representing approximately 90.0% and 89.5% of total revenue for the three and nine months ended September 30, 2019, respectively, compared to 89.6% and 88.7% for the same periods in 2018.
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
The following tables summarizes the applicable accounting guidance for the Company’s revenues for the three and nine months ended September 30, 2019 and 2018, respectively (in millions):

	Three Months Ended September 30,
	2019			2018
	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
Equipment rental	$416.0	$—	$416.0	$404.8	$—	$404.8
Other rental revenue:
Delivery and pick-up	—	27.6	27.6	—	25.5	25.5
Other	16.0	—	16.0	18.7	—	18.7
Total other rental revenues	16.0	27.6	43.6	18.7	25.5	44.2
Total equipment rentals	432.0	27.6	459.6	423.5	25.5	449.0
Sales of rental equipment	—	35.4	35.4	—	50.1	50.1
Sales of new equipment, parts and supplies	—	10.0	10.0	—	14.2	14.2
Service and other revenues	—	3.1	3.1	—	2.9	2.9
Total revenues	$432.0	$76.1	$508.1	$423.5	$92.7	$516.2

	Nine Months Ended September 30,
	2019			2018
	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
Equipment rental	$1,134.2	$—	$1,134.2	$1,101.6	$—	$1,101.6
Other rental revenue:
Delivery and pick-up	—	71.6	71.6	—	63.9	63.9
Other	39.0	—	39.0	45.1	—	45.1
Total other rental revenues	39.0	71.6	110.6	45.1	63.9	109.0
Total equipment rentals	1,173.2	71.6	1,244.8	1,146.7	63.9	1,210.6
Sales of rental equipment	—	171.8	171.8	—	175.6	175.6
Sales of new equipment, parts and supplies	—	34.1	34.1	—	36.4	36.4
Service and other revenues	—	8.2	8.2	—	10.4	10.4
Total revenues	$1,173.2	$285.7	$1,458.9	$1,146.7	$286.3	$1,433.0

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales of rental equipment	$35.4	$50.1	$171.8	$175.6
Sales of new equipment	4.8	5.1	16.0	15.5
Sales of parts and supplies	5.2	9.1	18.1	20.9
Total	$45.4	$64.3	$205.9	$212.0

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $16.3 million and $19.5 million as of September 30, 2019 and December 31, 2018, respectively.
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
Receivables and contract assets and liabilities

Most of the Company's equipment rental revenue is accounted for under Topic 842. The customers that are responsible for the remaining equipment rental revenue that is accounted for under Topic 606 are generally the same customers that rent the Company's equipment. Concentration of credit risk with respect to the Company's accounts receivable is limited because a large number of geographically diverse customers makes up its customer base. No single customer makes up more than 3% of the Company's equipment rental revenue or accounts receivable balance for the last three years. The Company manages credit risk associated with its accounts receivable at the customer level through credit approvals, credit limits and other monitoring procedures. The Company maintains allowances for doubtful accounts that reflect the Company's estimate of the amount of receivables that the Company will be unable to collect based on its historical write-off experience.

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three and nine months ended September 30, 2019 that was included in the contract liability balance as of the beginning of such period.

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and nine months ended September 30, 2019 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 4—Rental Equipment
Rental equipment consists of the following (in millions):

	September 30, 2019	December 31, 2018
Rental equipment	$3,993.3	$3,840.7
Less: Accumulated depreciation	(1,368.3)	(1,336.0)
Rental equipment, net	$2,625.0	$2,504.7

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

The components of lease expense consist of the following (in millions):

	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost(a)	Direct operating	$25.3	$70.0
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization(b)	1.8	5.5
Interest on lease liabilities	Interest expense, net	0.4	1.1
Sublease income	Equipment rental revenue	(17.3)	(46.4)
Net lease cost		$10.2	$30.2

(a) Includes short-term leases of $13.7 million and $36.8 million for the three and nine months ended September 30, 2019, and variable lease costs of $0.8 million and $3.1 million for the three and nine months ended September 30, 2019, respectively.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Balance sheet information related to leases consists of the following (in millions):

	Classification	September 30, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$186.8
Finance lease ROU assets	Property and equipment, net(a)	52.8
Total leased assets		$239.6
Liabilities
Current
Operating	Current maturities of operating lease liabilities	$30.3
Finance	Current maturities of long-term debt and financing obligations	22.9
Non-current
Operating	Operating lease liabilities	161.5
Finance	Long-term debt, net	30.1
Total lease liabilities		$244.8

Weighted average remaining lease term
Operating leases		7.4
Finance leases		5.4
Weighted average discount rate
Operating leases		4.05%
Finance leases		2.97%

(a) Finance lease right-of-use assets are recorded net of accumulated amortization of $56.3 million.

Cash flow information related to leases consists of the following (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.7	$29.3
Operating cash flows from finance leases	0.4	1.1
Financing cash flows from finance leases	3.0	9.3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	26.9	48.4
Finance leases	24.9	27.3

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases
2019	$7.5	$13.2
2020	39.7	16.4
2021	33.5	5.5
2022	28.4	5.3
2023	24.3	4.8
After 2024	90.6	11.4
Total lease payments	224.0	56.6
Less: Interest	(32.2)	(3.6)
Present value of lease liabilities	$191.8	$53.0

Note 6—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at September 30, 2019	Weighted Average Stated Interest Rate at September 30, 2019	Fixed or Floating Interest Rate	Maturity	September 30, 2019	December 31, 2018
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200.0	$—
Senior Secured Second Priority Notes
2022 Notes	N/A	N/A	N/A	N/A	—	427.0
2024 Notes	N/A	N/A	N/A	N/A	—	437.5
Other Debt
New ABL Credit Facility	N/A	3.49%	Floating	2024	752.0	—
ABL Credit Facility	N/A	N/A	N/A	N/A	—	1,085.2
AR Facility	N/A	2.77%	Floating	2020	175.0	175.0
Finance lease liabilities	2.97%	N/A	Fixed	2019-2027	53.0	38.1
Other borrowings	N/A	4.79%	Floating	2020	6.8	4.6
Unamortized Debt Issuance Costs(a)					(8.1)	(10.6)
Total debt					2,178.7	2,156.8
Less: Current maturities of long-term debt					(29.6)	(26.9)
Long-term debt, net					$2,149.1	$2,129.9

(a)
Unamortized debt issuance costs totaling $9.9 million related to the New ABL Credit Facility and AR Facility (as each is defined below) as of September 30, 2019 and $10.4 million related to the ABL Credit Facility (as defined below) and the AR Facility as of December 31, 2018 are included in "Other long-term assets" in the condensed consolidated balance sheets.

The effective interest rate for the fixed rate 2027 Notes (as defined below) includes the stated interest on the notes and the amortization of any debt issuance costs.

Senior Notes

On July 9, 2019, the Company issued $1.2 billion aggregate principal amount of its 5.50% Senior Notes due 2027 (the “2027 Notes”). The net proceeds were used to redeem the remaining 2022 Notes and 2024 Notes (as defined below) and repay a portion of the indebtedness outstanding under the then existing ABL Credit Facility. Interest on the 2027 Notes accrues at the rate of 5.50%

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

per annum and will be payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2020. The 2027 Notes will mature on July 15, 2027.

Ranking; Guarantees

The 2027 Notes are the Company’s senior unsecured obligations, ranking equally in right of payment with all of the Company’s existing and future senior indebtedness, effectively junior to any of the Company’s existing and future secured indebtedness, including the New ABL Credit Facility (as defined below), to the extent of the value of the assets securing such indebtedness, and senior in right of payment to any of the Company’s existing and future subordinated indebtedness. The 2027 Notes will be guaranteed on a senior unsecured basis, subject to limited exceptions including special purpose securitization subsidiaries, by the Company’s current and future domestic subsidiaries.

Redemption

The Company may redeem the 2027 Notes, in whole or in part, at any time prior to July 15, 2022, at a price equal to 100% of the aggregate principal amount thereof, plus the applicable make-whole premium and accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may redeem the 2027 Notes, in whole or in part, at any time (i) on or after July 15, 2022 and prior to July 15, 2023, at a price equal to 102.750% of the principal amount of the 2027 Notes, (ii) on or after July 15, 2023 and prior to July 15, 2024, at a price equal to 101.833% of the principal amount of the 2027 Notes, (iii) on or after July 15, 2024 and prior to July 15, 2025, at a price equal to 100.917% of the principal amount of the 2027 Notes and (iv) on or after July 15, 2025, at a price equal to 100.000% of the principal amount of the 2027 Notes, in each case, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. In addition, at any time on or prior to July 15, 2022, the Company may, at its option, redeem up to 40% of the original aggregate principal amount of the 2027 Notes with the proceeds of one or more equity offerings at a redemption price of 105.500% of the principal amount of the 2027 Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Covenants

The indenture governing the 2027 Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on liens, indebtedness, mergers, consolidations and acquisitions, sales, transfers and other dispositions of assets, loans and other investments, dividends and other distributions, stock repurchases and redemptions and other restricted payments, restrictions affecting subsidiaries, transactions with affiliates and designations of unrestricted subsidiaries. Upon the occurrence of certain events constituting a change of control triggering event, the Company is required to make an offer to repurchase all of the 2027 Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to (but excluding) the repurchase date. If the Company sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the 2027 Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

Events of Default

The indenture also provides for customary events of default, including the following (subject to any applicable cure period): nonpayment, breach of covenants in the indenture, payment defaults under or acceleration of certain other indebtedness, failure to discharge certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs or is continuing, the trustee or the holders of at least 30% in aggregate principal amount of the 2027 Notes then outstanding may declare the principal of, premium, if any, and accrued and unpaid interest, if any, to be due and payable immediately.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

On July 9, 2019, Herc redeemed the remaining $427.0 million outstanding principal amount of its 2022 Notes and the remaining $437.5 million outstanding principal amount of its 2024 Notes. The Notes were redeemed at a redemption price of 103.750% in the case of the 2022 Notes and 105.813% in the case of the 2024 Notes, plus interest accrued to, but excluding, July 9, 2019. The Company used a portion of the net proceeds from its offering of the 2027 Notes to redeem the Notes and to pay related fees and expenses. The Company recorded a loss on early extinguishment of debt of $51.0 million comprised of the cash premiums paid of $41.5 million and unamortized debt issuance costs of $9.5 million.

New ABL Credit Facility

On July 31, 2019, Herc Holdings, Herc and certain other subsidiaries of Herc Holdings entered into a credit agreement with respect to a new senior secured asset-based revolving credit facility (the “New ABL Credit Facility”), which refinances in full and replaces the then existing asset-based credit facility ("ABL Credit Facility") and related guarantee and collateral/security agreements. On July 31, 2019, Herc Holdings borrowed $722.0 million under the New ABL Credit Facility and repaid all amounts outstanding under the ABL Credit Facility.

The New ABL Credit Facility provides (subject to availability under a borrowing base) for aggregate maximum borrowings of up to $1,750 million under a revolving loan facility.  Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation.  Subject to the satisfaction of certain conditions and limitations, the New ABL Credit Facility allows for the addition of incremental revolving commitments and/or incremental term loans.

Maturity

The New ABL Credit Facility matures on July 31, 2024.

Guarantees; Collateral/Security

The obligations of each of the borrowers under the New ABL Credit Facility are guaranteed by each of Herc Holdings’ direct and indirect U.S. and Canadian subsidiaries, with certain exceptions, including special purpose securitization subsidiaries. The obligations of the borrowers under the New ABL Credit Facility and the guarantees thereof are secured by security interests in substantially all of the assets of each borrower and guarantor, including pledges of all the capital stock of all of their direct subsidiaries, with certain exceptions. The liens securing the New ABL Credit Facility are subject to certain exceptions.  Also, subject to certain limitations and conditions, the New ABL Credit Facility permits the incurrence of future secured debt on a basis either pari passu with, or subordinated to, the liens securing the New ABL Credit Facility.

Interest

The interest rates applicable to any loans under the New ABL Credit Facility are based, at the option of the borrowers, on (i) a floating rate based on LIBOR (for loans denominated in U.S. dollars) or CDOR (for loans denominated in Canadian dollars) plus an initial margin of 1.50% per annum or (ii) a base rate plus an initial margin of 0.50%, in each case, where margin is adjusted under the New ABL Credit Facility based on the quarterly average excess availability under the New ABL Credit Facility.

Covenants

The New ABL Credit Facility contains a number of covenants that, among other things, limit or restrict the ability of the borrowers and their subsidiaries to incur additional indebtedness, prepay other indebtedness, make dividends and other restricted payments, create or incur liens, make acquisitions and other investments, engage in mergers, consolidations or sales of assets, engage in certain transactions with affiliates, and enter into certain restrictive agreements limiting the ability to create or incur liens.  In addition, under the New ABL Credit Facility, upon excess availability falling below certain levels, the borrowers will be required to comply with a minimum fixed charge coverage ratio of no less than 1.00:1.00.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Events of Default

The New ABL Credit Facility provides that the occurrence of any of the following events will constitute an event of default: payment default, breach of representation or warranty, covenant breach, cross default to other material indebtedness, certain bankruptcy events, dissolution, invalidity of the credit agreement or any intercreditor agreement (if any), judgment in excess of a certain monetary threshold, any security or guarantee documents cease to be in effect, an ERISA event, pension event or a change of control. Upon the occurrence and during the continuation of an event of default, the agent may exercise remedies on behalf of the lenders, including accelerating the repayment of outstanding loans under the New ABL Credit Facility.

ABL Credit Facility

The Company's ABL Credit Facility, executed by its Herc subsidiary, provided for senior secured revolving loans up to a maximum aggregate principal amount of $1,750 million (subject to availability under a borrowing base), including revolving loans in an aggregate principal amount of $350 million available to Canadian borrowers and U.S. borrowers, that had a maturity date of June 30, 2021. Up to $250 million of the revolving loan facility was available for the issuance of letters of credit, subject to certain conditions including issuing lender participation. On July 31, 2019, Herc Holdings borrowed $722.0 million under the New ABL Credit Facility and repaid all amounts outstanding under the ABL Credit Facility. The Company recorded a loss on early extinguishment of debt of $2.6 million comprised of unamortized debt issuance costs.

Accounts Receivable Securitization Facility

In September 2018, the Company entered into an accounts receivable securitization facility (the "AR Facility") with aggregate commitments of $175 million that matures on September 16, 2020. In connection with the AR Facility, Herc and one of its wholly-owned subsidiaries sell their accounts receivables on an ongoing basis to Herc Receivables U.S. LLC, a wholly-owned special-purpose entity (the "SPE"). The SPE's sole business consists of the purchase by the SPE of accounts receivable from Herc and the Herc subsidiary seller and borrowing by the SPE against the eligible accounts receivable from the lenders under the facility. The borrowings are secured by liens on the accounts receivable and other assets of the SPE. Collections on the accounts receivable are used to service the borrowings. The SPE is a separate legal entity that is consolidated in the Company's financial statements. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Herc is the servicer of the accounts receivable under the AR Facility. All of the obligations of the Herc subsidiary seller and the servicer and certain indemnification obligations of the SPE under the agreements governing the AR Facility are guaranteed by Herc pursuant to a performance guarantee. The AR Facility is excluded from current maturities of long-term debt as the Company has the intent and ability to consummate refinancing and extend the term of the agreement.

Other Borrowings

The Company's subsidiary in China has uncommitted credit agreements for up to an aggregate principal amount of $10.0 million. Interest accrues on the loans drawn under these facilities at a rate of 110% of the prevailing base lending rates published by People's Bank of China and is payable quarterly. As of September 30, 2019, the Company had short-term borrowings under these facilities totaling $6.8 million.

Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company under the New ABL Credit Facility and AR Facility as of September 30, 2019 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
New ABL Credit Facility	$976.5	$976.5
AR Facility	—	—
Total	$976.5	$976.5

In addition, as of September 30, 2019, the Company's subsidiary in China had uncommitted credit facilities of which $3.2 million was available for borrowing.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Letters of Credit

As of September 30, 2019, $21.5 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The New ABL Credit Facility had $228.5 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
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

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at September 30, 2019	Maturities	September 30, 2019	December 31, 2018
Financing obligations	4.89%	2026-2038	$124.2	$122.1
Unamortized financing issuance costs			(2.6)	(2.8)
Total financing obligations			121.6	119.3
Less: Current maturities of financing obligations			(3.4)	(3.0)
Financing obligations, net			$118.2	$116.3

Note 8—Income Taxes

Income tax benefit was $4.2 million and $2.0 million for the three and nine months ended September 30, 2019, respectively, which were primarily driven by an income tax benefit of approximately $6.3 million related to the debt transactions described in Note 6, "Debt", partially offset by the level of pre-tax income, non-deductible expenses, foreign taxes and taxes related to foreign sourced income.

Income tax benefit was $1.0 million and $5.3 million for the three and nine months ended September 30, 2018, respectively, as a result of the reduction in the Company's estimate of its one-time transition tax determined in accordance with the Tax Cuts and Jobs Act of 2017 by $24.5 million, resulting in a net $14.8 million benefit after consideration of the Company's net operating loss carryforwards. The Company's estimate was finalized at December 31, 2018. The tax benefit was partially offset by the level of pre-tax income, non-deductible expenses, foreign taxes and taxes related to foreign sourced income.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 9—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the nine months ended September 30, 2019 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Unrealized Gains (Loss) on Hedging Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(18.7)	$2.7	$(106.4)	$(122.4)
Other comprehensive income (loss) before reclassification	—	(2.5)	5.8	3.3
Amounts reclassified from accumulated other comprehensive loss	0.9	—	—	0.9
Net current period other comprehensive income (loss)	0.9	(2.5)	5.8	4.2
Balance at September 30, 2019	$(17.8)	$0.2	$(100.6)	$(118.2)

Amounts reclassified from accumulated other comprehensive income (loss) to net loss were as follows (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Pension and other postretirement benefit plans	Statement of Operations Caption	2019	2018	2019	2018
Amortization of actuarial losses	Selling, general and administrative	$0.4	$0.3	$1.2	$0.8
Tax benefit	Income tax benefit	(0.1)	(0.1)	(0.3)	(0.2)
Total reclassifications for the period		$0.3	$0.2	$0.9	$0.6

Note 10—Commitments and Contingencies

Legal Proceedings

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a putative shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Hertz Holdings made material misrepresentations and/or omission of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The complaint sought unspecified monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings moved to dismiss the amended complaint. In October 2014, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing the plaintiff to amend the complaint a second time. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, Hertz Holdings moved to dismiss the second amended complaint. In July 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing plaintiff to file a third amended complaint. In August 2015, plaintiff filed a third amended complaint which included additional allegations, named additional then-current and former officers as defendants and expanded the putative class period to extend from February 14, 2013 to July 16, 2015. In November 2015, Hertz Holdings moved to dismiss the third amended complaint. The plaintiff then sought leave to add a new plaintiff because of challenges to the standing of the first plaintiff. The court granted plaintiff leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint with prejudice on March 24, 2016. In April 2017, the court granted Hertz Holdings' and the individual defendants' motions to dismiss and dismissed the action with prejudice. In May 2017, plaintiff filed a notice of appeal and, in June 2018, oral argument was conducted before the U.S. Court of Appeals for the Third Circuit. In September 2018, the court affirmed the dismissal of the action with prejudice. On February 5, 2019, plaintiff filed a motion to set aside the judgment against it, and for leave to file a fifth amended complaint.  The proposed amended complaint would add allegations related to New Hertz’s December 31, 2018 settlement with the SEC that, among other things, ordered New Hertz to cease and desist from violating certain of the federal securities laws and imposed a civil penalty of $16.0 million.  On February 26, 2019, New Hertz filed an opposition to plaintiff’s motion for relief from judgment and leave to file a fifth amended complaint. On March 8, 2019, plaintiff

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

filed a reply in support of that motion. On September 30, 2019, the court denied plaintiff’s motion for relief from judgment and leave to file a fifth amended complaint.

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

Environmental

The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. The probable expenses that the Company expects to incur for such matters have been accrued, and those expenses are reflected in the Company's consolidated financial statements. As of September 30, 2019 and December 31, 2018, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" were $0.2 million and $0.1 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which the Company ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as the Company's connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Guarantee

The Company has guaranteed an outstanding bank loan in connection with a previous joint venture. The Company has determined the maximum potential payment amount under the guarantee is approximately $7.7 million; however, the probability of any payment is remote and therefore the Company has not recorded a liability on its balance sheet as of September 30, 2019. The bank loan is collateralized by the rental equipment and other assets of the joint venture entity and has maturities through 2023.

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

Interest Rate Swap Arrangement

In March 2017, the Company entered into a three-year LIBOR-based interest rate swap arrangement on a portion of its outstanding ABL Credit Facility and, subsequent to the debt transactions discussed in Note 6, "Debt", the New ABL Credit Facility. The aggregate amount of the swap is equal to a portion of the U.S. dollar principal amount of the New ABL Credit Facility and the payment dates of the swap coincide with the interest payment dates of the New ABL Credit Facility. The swap contract provides for the Company to pay a fixed interest rate and receive a floating rate. The variable interest rate resets monthly. The swap has been accounted for as a cash flow hedge of a portion of the New ABL Credit Facility.

The following table summarizes the outstanding interest rate swap arrangement as of September 30, 2019 (dollars in millions):

	Aggregate Notional Amount	Receive Rate	Receive Rate	Pay Rate
New ABL Credit Facility	$350.0	1-month LIBOR + 1.50%	3.5%	3.2%

The following table summarizes the estimated fair value of the Company's financial instruments (in millions):

	Fair Value of Financial Instruments
	September 30, 2019		December 31, 2018
	Other Current Assets	Accrued Liabilities	Other Long-Term Assets	Accrued Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap	$0.2	$—	$3.6	$—

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

	Gain Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	$—	$—	$—	$0.2

Note 12—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

Cash Equivalents

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at September 30, 2019 or December 31, 2018.

Financial Instruments

The fair value of the Company's financial instruments as of September 30, 2019 and December 31, 2018 is shown in Note 11, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Debt Obligations

The fair values of the Company's New ABL Credit Facility, ABL Credit Facility, AR Facility, finance lease liabilities and other borrowings approximated their book values as of September 30, 2019 and December 31, 2018. The fair value of the Company's 2027 Notes, 2022 Notes and 2024 Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	September 30, 2019		December 31, 2018
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200.0	$1,248.0	$—	$—
2022 Notes and 2024 Notes	—	—	864.5	901.2

Note 13—Earnings Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted loss per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic and diluted earnings per share:
Numerator:
Net income, basic and diluted	$9.4	$46.2	$12.4	$35.8
Denominator:
Basic weighted average common shares	28.7	28.5	28.7	28.4
Stock options, RSUs and PSUs	0.4	0.4	0.4	0.5
Weighted average shares used to calculate diluted earnings (loss) per share	29.1	28.9	29.1	28.9
Earnings per share:
Basic	$0.33	$1.62	$0.43	$1.26
Diluted	$0.32	$1.60	$0.43	$1.24
Antidilutive stock options, RSUs and PSUs	0.2	0.2	0.3	0.2

Note 14—Related Party Transactions

Agreements with Carl C. Icahn

The Company is subject to the Nomination and Standstill Agreement, dated September 15, 2014 (the "Nomination and Standstill Agreement"), with Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., Vincent J. Intrieri, Samuel Merksamer and Daniel A. Ninivaggi (collectively, the "Original Icahn Group"). In connection with their appointments or nomination, as applicable, to the Company’s board of directors (the "Board"), each of Courtney Mather, Louis J. Pastor, Stephen A. Mongillo, Nicholas F. Graziano and Jonathan Frates (collectively, the "Icahn Designees," and, together with the Original Icahn Group, the "Icahn Group") executed a Joinder Agreement agreeing to become bound as a party to the terms and conditions of the Nomination and Standstill Agreement (such Joinder Agreements, together with the Nomination and Standstill Agreement, are collectively referred to herein as the "Icahn Agreements").

Pursuant to the Icahn Agreements, Messrs. Mather, Pastor and Mongillo were appointed to the Company’s Board effective June 30, 2016, Mr. Graziano was elected to the Board at the Company's 2018 annual meeting of stockholders in place of Mr. Mongillo and Mr. Frates was appointed to the Board on August 16, 2019 to replace Mr. Mather, who resigned from the Board effective August 15, 2019. Pursuant to the Icahn Agreements, so long as an Icahn Designee is a member of the Board, the Board will not be expanded beyond its current size of 11 members without approval from the Icahn Designees then on the Board. In addition, pursuant to the Icahn Agreements, subject to certain restrictions and requirements, the Icahn Group will have certain replacement rights in the event an Icahn Designee resigns or is otherwise unable to serve as a director (other than as a result of not being nominated by the Company for an annual meeting).

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Equipment rental	$459.6	$449.0	$10.6	2.4%	$1,244.8	$1,210.6	$34.2	2.8%
Sales of rental equipment	35.4	50.1	(14.7)	(29.3)	171.8	175.6	(3.8)	(2.2)
Sales of new equipment, parts and supplies	10.0	14.2	(4.2)	(29.6)	34.1	36.4	(2.3)	(6.3)
Service and other revenue	3.1	2.9	0.2	6.9	8.2	10.4	(2.2)	(21.2)
Total revenues	508.1	516.2	(8.1)	(1.6)	1,458.9	1,433.0	25.9	1.8
Direct operating	197.7	194.4	3.3	1.7	575.3	584.9	(9.6)	(1.6)
Depreciation of rental equipment	102.7	98.3	4.4	4.5	303.6	288.6	15.0	5.2
Cost of sales of rental equipment	36.7	51.1	(14.4)	(28.2)	170.2	168.9	1.3	0.8
Cost of sales of new equipment, parts and supplies	7.2	10.6	(3.4)	(32.1)	25.8	27.7	(1.9)	(6.9)
Selling, general and administrative	76.2	78.4	(2.2)	(2.8)	221.2	229.2	(8.0)	(3.5)
Restructuring	—	—	—	—	7.8	1.0	6.8	NM
Interest expense, net	81.9	38.6	43.3	112.2	146.4	103.0	43.4	42.1
Other income, net	0.5	(0.4)	0.9	NM	(1.8)	(0.8)	(1.0)	NM
Income before income taxes	5.2	45.2	(40.0)	(88.5)	10.4	30.5	(20.1)	(65.9)
Income tax benefit	4.2	1.0	3.2	NM	2.0	5.3	(3.3)	(62.3)
Net income	$9.4	$46.2	$(36.8)	(79.7)%	$12.4	$35.8	$(23.4)	(65.4)%
NM - Not Meaningful

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Equipment rental revenue increased $10.6 million, or 2.4%, during the third quarter of 2019 when compared to the third quarter of 2018. The increase was attributable to pricing increases of 4.5% during the third quarter of 2019. The increase was partially offset by a strategic reduction in re-rent revenue.

Sales of rental equipment decreased $14.7 million, or 29.3%, during the third quarter of 2019 when compared to the third quarter of 2018. The volume of sales during the third quarter of 2019 declined in response to improvements over the past year in the mix and age of equipment and timing of sales related to the strength of the used equipment rental market in the third quarter of 2018. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 103.7% in the third quarter of 2019 compared to 102.0% in the third quarter of 2018. The reduction in margin on sale of rental equipment in the third quarter of 2019 was primarily due to a higher proportion of sales through the lower-margin auction channel.

Direct operating expenses increased $3.3 million, or 1.7%, in the third quarter of 2019 when compared to the third quarter of 2018 primarily due to the following:

•
Fleet and related expenses decreased $4.2 million primarily as a result of a decrease in re-rent expense of $3.5 million directly related to the decrease in re-rent revenue. Additionally, delivery and freight expenses decreased $2.2 million due to an increase in internal delivery personnel and better management of transportation costs.

•
Personnel-related expenses increased $2.3 million primarily due to an increase in wages of $4.3 million related to personnel and related costs including overtime. The increase was partially offset by a decrease in benefits of $1.6 million due to improved claims experience.

•	Other direct operating costs increased $5.2 million primarily due to increased field facilities expenses of $3.1 million

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

related to new branches that were opened during the second half of 2018 and increases due to recurring renewals on existing locations.

Depreciation of rental equipment increased $4.4 million, or 4.5%, in the third quarter of 2019 when compared with the same period in 2018. The increase was primarily due to depreciation recognized on rental equipment with higher cost due to capital expenditures and the sale of older equipment with lower depreciation.

Selling, general and administrative expenses decreased $2.2 million, or 2.8%, in the third quarter of 2019 when compared to the third quarter of 2018. The decline was primarily due to a decrease in professional fees of $3.5 million and Spin-Off related costs of $1.3 million, partially offset by a $2.3 million increase for increased sales compensation and related commissions and incentives to drive revenue growth.

Interest expense, net increased $43.3 million, or 112.2%, in the third quarter of 2019 when compared to the third quarter of 2018. The increase was primarily due to a loss on extinguishment of debt of $53.6 million related to the extinguishment of the 2022 Notes, 2024 Notes and the refinancing of the ABL Credit Facility in July 2019 as compared to a loss on extinguishment of debt of $5.4 million in the third quarter of 2018 related to the partial redemption of the 2022 Notes and 2024 Notes. This increase was partially offset by a decrease in interest expense on the ABL Credit Facility of $3.5 million.

Income tax benefit was $4.2 million for the third quarter of 2019 compared to $1.0 million for the same period in 2018. The income tax benefit in 2019 was primarily driven by a benefit of approximately $6.3 million related to the debt transactions described in Note 6, "Debt", partially offset by the level of pre-tax income, non-deductible expenses, foreign taxes and foreign sourced income. The income tax benefit in 2018 was primarily driven by the level of pre-tax income, which was offset by discrete items due to a revision in the one-time estimated transition tax on earnings of certain foreign subsidiaries.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

Equipment rental revenue increased $34.2 million, or 2.8%, during the nine months ended September 30, 2019 when compared with the prior-year period. The increase was primarily attributable to pricing increases of 4.3%. The increase was partially offset by a strategic reduction in re-rent revenue.

Sales of rental equipment decreased $3.8 million, or 2.2%, during the nine months ended September 30, 2019 when compared with the prior-year period. The volume of sales during the nine months ended September 30, 2019 declined in response to improvements over the past year in the mix and age of equipment and timing of sales related to the strength of the used equipment rental market in 2018. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 99.1% during the nine months ended September 30, 2019 compared to 96.2% in the prior-year period. The reduction in margin on sale of rental equipment in 2019 was primarily due to a higher proportion of sales through the lower-margin auction channel.

Direct operating expenses decreased $9.6 million, or 1.6%, during the nine months ended September 30, 2019 when compared with the prior-year period primarily due to the following:

•
Fleet and related expenses decreased $23.0 million primarily due to the decline in re-rent expense of $11.7 million mainly due to the decrease in re-rent revenue. Maintenance expenses decreased $9.1 million due to a reduction in fleet age and increased maintenance efficiency and delivery and freight expense decreased $2.1 million due to an increase in internal delivery personnel and better management of transportation costs.

•
Personnel-related expenses increased $2.9 million primarily due to an increase in wages of $6.9 million related to personnel and related costs including overtime. The increase was partially offset by a decrease in benefits of $2.9 million due to improved claims experience.

•
Other direct operating costs increased $10.5 million primarily due to increased field facilities expenses of $7.0 million primarily related to new branches that were opened during 2018 and increases due to recurring renewals on existing locations.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation of rental equipment increased $15.0 million, or 5.2%, during the nine months ended September 30, 2019 when compared with the prior-year period. The increase was primarily due to depreciation recognized on rental equipment with higher cost due to capital expenditures and the sale of older equipment with lower depreciation.

Selling, general and administrative expenses decreased $8.0 million, or 3.5%, during the nine months ended September 30, 2019 when compared with the prior-year period. The decline was primarily due to a decrease in Spin-Off related costs of $9.9 million and professional fees of $9.3 million, partially offset by a $5.6 million increase for increased sales compensation and related commissions and incentives to drive revenue growth and an increase of $2.9 million in advertising and travel expenses.

Restructuring expense was $7.8 million during the nine months ended September 30, 2019 as a result of our plan of restructuring in Canada which included right-of-use assets and related leasehold improvement impairment of $5.5 million and severance expense of $2.3 million.

Interest expense, net increased $43.4 million, or 42.1%, during the nine months ended September 30, 2019 when compared with the same period in 2018. The increase was primarily due to a loss on extinguishment of debt of $53.6 million related to the extinguishment of the 2022 Notes, 2024 Notes and the refinancing of the ABL Credit Facility in July 2019 as compared to a loss on extinguishment of debt of $5.4 million in the third quarter of 2018 related to the partial redemption of the 2022 Notes and 2024 Notes. This increase was partially offset by a decrease in interest expense due to a reduction in interest rates related to the debt transactions described in Note 6, "Debt".

Income tax benefit was $2.0 million during the nine months ended September 30, 2019 when compared with $5.3 million for the same period in 2018. The income tax benefit in 2019 was primarily driven by a benefit of approximately $6.3 million related to the debt transactions described in Note 6, "Debt", partially offset by the level of pre-tax income, non-deductible expenses, foreign taxes and taxes on foreign sourced income. The income tax benefit in 2018 was primarily driven by the level of pre-tax income, which was offset by discrete items due to a revision in the one-time estimated transition tax on earnings of certain foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations and servicing of debt. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of September 30, 2019, we had approximately $2.2 billion of total nominal indebtedness outstanding. We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of September 30, 2019 consisted of cash and cash equivalents and unused commitments under our New ABL Credit Facility. See "Borrowing Capacity and Availability" below. Our practice is to maintain sufficient liquidity through cash from operations, our New ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the New ABL Credit Facility and the AR Facility, will be adequate to permit us to meet our obligations over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Nine Months Ended September 30,
	2019	2018	$ Change
Cash provided by (used in):
Operating activities	$441.2	$375.0	$66.2
Investing activities	(375.7)	(483.0)	107.3
Financing activities	(58.9)	85.8	(144.7)
Effect of exchange rate changes	0.1	(1.3)	1.4
Net change in cash and cash equivalents	$6.7	$(23.5)	$30.2

Operating Activities

During the nine months ended September 30, 2019, we generated $66.2 million more cash from operating activities compared with the same period in 2018. The increase was related to improved operating results primarily resulting from higher revenues, lower professional fees, lower maintenance and delivery costs and timing on collection of receivables and other working capital improvements during the nine months ended September 30, 2019 as compared to the same period in 2018.

Investing Activities

Cash used in investing activities decreased $107.3 million during the nine months ended September 30, 2019 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment and non-rental capital expenditures. We rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities

Cash used in financing activities increased $144.7 million during the nine months ended September 30, 2019 when compared with the prior-year period. Cash used in financing activities during the nine months ended September 30, 2019 primarily represents our changes in debt, which included net repayments of $331.2 million on our revolving lines of credit and securitization during the nine months of 2019 compared to $226.3 million when compared with the prior-year period.

Capital Expenditures

Our capital expenditures relate largely to purchases of rental equipment, with the remaining portion representing purchases of property, equipment and information technology. The table below sets forth the capital expenditures related to our rental equipment and related disposals for the periods noted (in millions).

	Nine Months Ended September 30,
	2019	2018
Rental equipment expenditures	$506.7	$617.5
Disposals of rental equipment	(156.9)	(189.1)
Net rental equipment expenditures	$349.8	$428.4
Net capital expenditures for rental equipment decreased $78.6 million during the nine months ended September 30, 2019 compared to the same period in 2018. During 2019, we reduced rental equipment expenditures to improve utilization and also reduced the volume of rental equipment sales based on the improvements seen in the mix and age of equipment and timing related to the strength of the used equipment rental market.
In 2019, we expect our net rental equipment capital expenditures to be in the range of $400.0 million to $410.0 million.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Borrowing Capacity and Availability

In July 2019, the Company issued $1.2 billion aggregate principal amount of 2027 Notes. The funds were used to redeem the remaining 2022 Notes and 2024 Notes and repay a portion of the indebtedness outstanding under the then existing ABL Credit Facility. Additionally, Herc Holdings, Herc and certain other subsidiaries of Herc Holdings entered into the New ABL Credit Facility, which refinances in full and replaces the ABL Credit Facility. See Note 6, "Debt" included in Part I, Item 1 "Financial Statements" of this Report for more information.

Our New ABL Credit Facility and AR Facility (together, the "Facilities") provide our borrowing capacity and availability. Creditors under the Facilities have a claim on specific pools of assets as collateral as identified in each credit agreement. Our ability to borrow under the Facilities is a function of, among other things, the value of the assets in the relevant collateral pool. We refer to the amount of debt we can borrow given a certain pool of assets as the "Borrowing Base."

The accounts receivable and other assets of the SPE are encumbered in favor of the lenders under our AR Facility. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Substantially all of the remaining assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our New ABL Credit Facility. None of such assets are available to satisfy the claims of our general creditors. See Note 9, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2018, and Note 6, "Debt" included in Part I, Item 1 "Financial Statements" of this Report for more information.

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

As of September 30, 2019, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
New ABL Credit Facility	$976.5	$976.5
AR Facility	—	—
Total	$976.5	$976.5

In addition, as of September 30, 2019, the Company's subsidiary in China had uncommitted credit facilities of which $3.2 million was available for borrowing.

As of September 30, 2019, $21.5 million of standby letters of credit were issued and outstanding under the New ABL Credit Facility, none of which have been drawn upon. The New ABL Credit Facility had $228.5 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Covenants

Our New ABL Credit Facility, our AR Facility and our 2027 Notes contain a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of our business, make capital expenditures, or engage in certain transactions with certain affiliates.

Under the terms of our New ABL Credit Facility, our AR Facility and our 2027 Notes, we are not subject to ongoing financial maintenance covenants; however, under the New ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

September 30, 2019, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

Additional information on the terms of our Notes, ABL Credit Facility and AR Facility is included in Note 9, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2018. Additional information on the terms of our 2027 Notes and New ABL Credit Facility are included in Note 6, "Debt" included in Part I, Item 1 "Financial Statements" of this Report. For a discussion of the risks associated with our significant indebtedness, see Part I, Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

CONTRACTUAL OBLIGATIONS

Changes to our aggregate indebtedness, including related interest and terms for new issuances are described in Note 6, "Debt" in Part I, Item 1 "Financial Statements" of this Report. As of September 30, 2019, there have been no other material changes outside the ordinary course of business to our known contractual obligations as set forth in the Contractual Obligations table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of September 30, 2019, there have been no material changes to our indemnification obligations as disclosed in Note 16, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2018. For further information, see the discussion on indemnification obligations included in Note 10, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

As of September 30, 2019, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the period ended December 31, 2018.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, the Board approved a $1 billion share repurchase program (the "share repurchase program"). There were no share repurchases in the nine months ended September 30, 2019. As of September 30, 2019, the approximate dollar value that remains available for purchases under the 2014 share repurchase program is $395.9 million. The program does not obligate us to make any repurchases at any specific time or in any specific situation. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. For more information on the share repurchase program, see Note 19, "Equity and Earnings (Loss) Per Share" to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1**	18 U.S.C. Section 1350 Certifications of Principal Executive Officer and the Principal Financial Officer
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
*Filed herewith
**Furnished herewith

HERC HOLDINGS INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 23, 2019	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK IRION
Mark Irion Senior Vice President and Chief Financial Officer