Form 10-K
period 2019-12-31
HERC HOLDINGS INC
filed 2020-02-27
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

Large accelerated filer	☒	Smaller reporting company	☐

Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date, was $865.3 million.
As of February 21, 2020, there were 28,860,155 shares of the registrant's common stock outstanding.

Documents incorporated by reference:
Certain portions, as expressly described in this report, of the Registrant's Proxy Statement for its 2020 annual meeting of stockholders, to be filed within 120 days of December 31, 2019 (the "Proxy Statement"), are incorporated by reference into Part III.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2019 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our business plans and strategy, projected profitability, performance or cash flows, future capital expenditures, anticipated financing needs, business trends and other information that is not historical information. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

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

i

HERC HOLDINGS INC. AND SUBSIDIARIES
PART I
ITEM l. BUSINESS

Our Company

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or the "Company") is one of the leading equipment rental suppliers with approximately 275 locations, principally in North America. We conduct substantially all of our operations through subsidiaries, including Herc Rentals Inc. ("Herc"). Operations are conducted under the Herc Rentals brand in the United States and Canada and under the Hertz Equipment Rental brand in other international locations.

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

Our classic fleet includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction and lighting. Our equipment rental business is supported by ProSolutionsR, our industry-specific solutions-based services, which includes power generation, climate control, remediation and restoration, and studio and production equipment, and our ProContractor professional grade tools.

Corporate History

On June 30, 2016,we, in our previous form as the holding company of both the existing equipment rental operations as well as the former vehicle rental operations (in its form prior to the Spin-Off, "Hertz Holdings"), completed a spin-off (the "Spin-Off") of our global vehicle rental business through a dividend to stockholders of all of the issued and outstanding common stock of Hertz Rental Car Holding Company, Inc., which was re-named Hertz Global Holdings, Inc. ("New Hertz"). New Hertz continues to operate its global vehicle rental business through its operating subsidiaries including The Hertz Corporation ("THC"). We changed our name to Herc Holdings Inc. on June 30, 2016, and trade on the New York Stock Exchange under the symbol "HRI."

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
Our Competitive Strengths
Our competitive strengths include the following:
A Market Leader in North America with Significant Scale and Broad Footprint—We believe we are one of the largest equipment rental companies in the North American equipment rental industry, with an estimated 3% market share by revenue and approximately 275 locations in 39 states in the United States and six provinces in Canada. Our scale compared to most of our competitors provides us with a number of significant competitive advantages including:

•	the ability to provide premium brands and a comprehensive line of equipment and services, allowing us to be a single-source solution for our customers;

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

•	the ability to track utilization and facilitate the seamless transfer of our fleet across multiple locations to adjust to local customer demand;

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

Established National Accounts Program—Our national account program provides us with longer rental terms for much of our equipment, with many of our larger customers renting equipment from us for use in large, complex projects. These arrangements provide a number of additional benefits, including recurring revenue, attractive credit profiles, improved fleet utilization and enhanced presence in new markets. National accounts represented 42% of equipment rental revenue for the year ended December 31, 2019. Through our national customer relationship program, our sales teams serve as a single point of contact for those customers' equipment rental needs. This enables us to be a full end-to-end solutions provider.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

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

Expand and Diversify Revenues—We seek to achieve ongoing growth via our strategy to expand and diversify our revenues through customer- and market-focused initiatives. We have expanded and diversified our equipment rental fleet with a broader mix of equipment that increases the range of customers and markets we serve. We are growing our ProSolutionsR business which offers specialized equipment and services, including technical expertise and customized solutions, for customers and projects, as well as our ProContractor business, which focuses on professional grade tools and equipment that meet their needs. We will continue to offer a comprehensive equipment rental fleet to maintain our market leadership.

We are expanding our footprint in North America, with a focus on increasing the number of branches in major urban markets, and to continue to reconfigure existing locations with fleet and expertise tailored to local markets. Our footprint expansion includes locations dedicated to our ProSolutionsR and ProContractor business to better support our growing specialty equipment and services operations. We will continue to pursue initiatives that allow us to drive more volume through existing branches.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

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

Equipment Rental—We offer for rent, on an hourly, daily, weekly or monthly basis, equipment from a variety of leading, globally known original equipment manufacturers, with which we maintain strong relationships. The equipment is typically new at the time of acquisition and is not subject to any repurchase program. As of December 31, 2019, the average age of our equipment fleet was 45 months.

As of December 31, 2019, our rental fleet consisted of equipment with a total original equipment cost, based on the guidelines of the American Rental Association, of $3.82 billion. The following table provides a breakdown of the composition of our equipment rental fleet based on original equipment cost:

	% of Original Equipment Cost
	December 31,
Equipment Type	2019	2018
Aerial - Booms	17.7%	18.3%
Aerial - Scissors and Other	7.5%	7.6%
Total Aerial	25.2%	25.9%

Material Handling - Telehandlers	13.4%	13.5%
Material Handling - Industrial	4.0%	4.2%
Total Material Handling	17.4%	17.7%

Earthmoving - Compact	8.2%	8.5%
Earthmoving - Heavy	5.6%	5.7%
Total Earthmoving	13.8%	14.2%

ProSolutions R	15.6%	14.5%
Trucks and Trailers	13.8%	13.0%
ProContractor	6.3%	6.3%
Air Compressors	2.4%	2.6%
Lighting	1.7%	1.7%
Compaction	1.4%	1.5%
Other	2.4%	2.6%

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

Our Customers

We have a wide range of customers across diverse markets with a large base of local small to mid-size customers as well as customers seeking specialty solutions or equipment. The principal markets we serve, based on our customers’ Standard Industrial Classification (“SIC”) codes, are as follows:

•
Contractors - We serve various types of contractors in non-residential and residential construction, specialty trade, restoration, remediation and environment and facility maintenance. Contractor business represented approximately 33% of our equipment rental revenue for the year ended December 31, 2019.

•
Industrial - We serve industrial customers across a broad range of industries, including refineries and petrochemical operations, industrial manufacturing including automotive and aerospace, power, metals and mining, agriculture, pulp, paper and wood and food and beverage. We believe that key drivers of growth within the industrial market include increased levels of spending on industrial capital and maintenance, repairs and overhaul. Industrial customers represented approximately 29% of our equipment rental revenue for the year ended December 31, 2019.

•
Infrastructure and Government - We serve our infrastructure customers across a wide range of projects such as highways and bridges, sewer and waste, railroads and other transportation, utilities as well as all governmental spending. Infrastructure and government represented approximately 18% of our equipment rental revenue for the year ended December 31, 2019.

•
Other Customers - In addition, we serve a variety of other customers across a diverse range of industries, including commercial facilities, hospitality, healthcare, recreation, entertainment production and special event management. These customers collectively represented approximately 20% of our equipment rental revenue for the year ended December 31, 2019.

We operate in mid-size and large urban markets serving a wide range of industries, which enables us to reduce exposure to any single customer or market, with no single customer making up more than 3% of our equipment rental revenue for the years ended December 31, 2019, 2018 or 2017. Our footprint and broad customer base also assist in reducing the seasonality of our revenues and the impact from any one market's cycle.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

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

Employees

We have approximately 5,100 employees, with approximately 5,000 persons in our North American operations and 100 persons in our other operations. International employees are covered by a variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. As of December 31, 2019, labor contracts covering approximately 420 employees in the United States and 150 employees in Canada were in effect under approximately 20 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Union of Operating Engineers. We have experienced no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good. Nonetheless, we may be unable to negotiate new labor contracts on terms advantageous to us, or without labor interruption. See Item 1A "Risk Factors—Risks Related to Our Business."

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM l. BUSINESS (Continued)

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

Our industry is highly competitive, and competitive pressures or not timely identifying and responding to customer needs, expectations or trends could lead to a decrease in our market share or in the prices that we can charge.

The equipment rental industry is highly fragmented and competitive. Our competitors include small, independent businesses with one or two rental locations, regional competitors that operate in one or more states, public companies or divisions of public companies, and equipment vendors and dealers who both sell and rent equipment directly to customers. We may in the future encounter increased competition from our existing competitors or from new competitors. Competitive pressures could adversely affect our revenues and operating results by, among other things, decreasing our rental volumes, depressing the prices that we can charge or increasing our costs to retain employees. In addition, the success of our business depends, in part, on our ability to identify and respond promptly to evolving trends in consumer preferences, expectations and needs while also managing appropriate equipment in our branches and maintaining an excellent customer experience. It is difficult to successfully predict the equipment and services our customers will demand. We also need to offer more localized assortments of our equipment to address local requirements and needs. If we do not successfully identify and provide the appropriate equipment to meet our customers’ needs and expectations, we may lose market share.

Our business is heavily reliant upon communications networks and centralized IT systems and the concentration of our systems creates or increases risks for us, including the risk of the misuse or theft of information as a result of cybersecurity breaches or otherwise, which could harm our brand, reputation or competitive position and give rise to material liabilities.

We rely heavily on communication networks and IT systems, including the Internet, to process rental and sales transactions, manage our pricing, manage our equipment fleet, manage our financing arrangements, pay suppliers and other third parties, account for our activities and otherwise conduct our business. Our major IT systems and accounting functions are centralized in a few locations. Any disruption, termination or substandard provision of these services, whether as the result of computer or telecommunications issues (including operational failures, ransomware or other computer malware), localized conditions (such as a power outage, fire or explosion) or events or circumstances of broader geographic impact (such as an earthquake, storm, flood, other natural disaster, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal operations. Our systems are also subject to cyber attacks (such as business e-mail compromise or other social engineering attacks) which, if successful, could material adversely affect our ability to operate our business and negatively impact our reputation.

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

A compromise of our security systems resulting in unauthorized access to certain personal information about our customers, distributors or employees could adversely affect our corporate reputation as well as our operations, and could result in litigation against us or the imposition of penalties. Security breaches can create system disruptions, shutdowns or unauthorized disclosure of confidential information, which could result in financial damage or loss. Most states have enacted laws requiring companies to notify individuals and often state authorities of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which would harm our reputation and brand, and may cause our customers and employees to lose confidence in the effectiveness of our data security measures. As a result, a security breach could cause the loss of customers and could also require that we invest significant additional resources related to our information security systems.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

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

Our success depends on our ability to attract and retain key management, sales and trades talent, while supporting the onboarding and career development of our team members.

Our ability to successfully execute on our business plan depends upon the contributions of our senior management team as well as other key talent including our dedicated sales force and trades talent such as drivers and mechanics. In recent years we have experienced increasing competition for available talent in the North American workforce as reflected by the low unemployment rate and shortages of available industry trades talent. As a result, we could experience inefficiencies or a lack of business continuity due to employee turnover, new employees’ lack of historical knowledge and lack of familiarity with the business processes, operating requirements, policies and procedures, and key information technologies and related infrastructure used in our day-to-day operations and financial reporting. Historically we have noted a ramp-up period before new members of our sales organization typically achieve a level of sales comparable to those we have employed for a longer period of time. We may also experience additional costs as new employees learn their roles and gain necessary experience, in addition to the cost of hiring new individuals. It is important to our success that newly hired team members quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. Further, if we cannot meet our needs for IT staff, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems.

If we were to lose the services of members of our senior management team or other key talent, whether due to death, disability, resignation or termination of employment, our ability to successfully implement our business strategy, financial plans, marketing and other objectives could be significantly impaired. In addition, if we are unable to attract and retain qualified key talent, we may not be able to effectively and efficiently manage our business and execute our business plan.

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

An "ownership change" could limit our ability to utilize tax attributes, including net operating losses, capital loss carryovers, excess foreign tax carryforwards, and credit carryforwards, to offset future taxable income. As of December 31, 2019, we had unutilized U.S. federal net operating loss carryforwards of approximately $509.1 million (which begin to expire in 2031). Our ability to use such tax attributes to offset future taxable income and tax liabilities may be significantly limited if we experience an "ownership change" as defined in Section 382(g) of the Code. In general, an ownership change will occur if and when the percentage of Herc Holdings’ ownership (by value) of one or more "5-percent shareholders" (as defined in the Code) has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally should be subject to an annual limitation on its pre-ownership change tax loss carryforward which accumulates each year to the extent that there is any unused limitation from a prior year. The limitation on our ability to utilize tax losses and credit carryforwards arising from an ownership change under Section 382 depends on the value of our equity at the time of any ownership change. If we were to experience an "ownership change,” it is possible that a significant portion of our tax loss carryforwards could expire before we would be able to use them to offset future

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

taxable income. Many states have adopted the federal Section 382 rules and therefore have similar limitations with respect to state tax attributes.

Doing business in foreign countries exposes us to a number of additional risks, including complying with foreign and local laws and regulations that may conflict with U.S. laws and those under anticorruption, competition, economic sanctions and anti-boycott regulations, that may materially adversely affect our business, financial condition, results of operations, liquidity and cash flows.

We currently operate in several foreign countries, including Canada and China. Operating in different countries exposes us to varying risks, which include: (i) multiple, and sometimes conflicting, foreign regulatory requirements and laws that are subject to change, including laws relating to taxes, insurance rates, insurance products, consumer privacy, data security, employment matters, cost and fee recovery, and the protection of our trademarks and other intellectual property; (ii) the effect of foreign currency translation risk; (iii) varying tax regimes, including consequences from changes in applicable tax laws; (iv) local ownership or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations; and (v) political and economic instability, natural calamities, disease and epidemics, war and terrorism. The failure to comply with international laws could have an adverse effect on us that is disproportionate to the relative size of our foreign operations.

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

We primarily conduct business in the United States and Canada. We also have other international operations. Our operations expose us to a number of national, state, local and foreign laws and regulations, in addition to legal, regulatory and contractual requirements we face as a government contractor. These laws and regulations address multiple aspects of our operations, including taxes, worker safety, transportation, consumer rights, privacy, data security and employment matters and also may impact other areas of our business. There are often different requirements in different jurisdictions. Changes in government regulation of our businesses have the potential to materially alter our business practices or our profitability. Depending on the jurisdiction, those changes may come about through the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have both a retroactive and prospective effect; this is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have either more or less impact

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

on us than on our competitors, depending on the circumstances. Changes in any legal or regulatory requirements applicable to us, or any material failure by us to comply with them, could negatively impact our reputation, reduce our business, require significant management time and attention and generally otherwise adversely affect our financial position, results of operations or cash flows. Similarly, changes in laws and regulations applicable to our customers or impacting the economy generally may also impact our financial condition and results of operations.

An impairment of our goodwill or our indefinite-lived intangible assets could have a material adverse non-cash impact on our financial condition and results of operations.

We review our goodwill and indefinite-lived intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Our goodwill and indefinite-lived intangible assets comprised approximately 9.5% of our total assets as of December 31, 2019. If economic deterioration occurs, we may be required to record charges for goodwill or indefinite-lived intangible asset impairments in the future, which could have a material adverse non-cash impact on our financial condition and results of operations.

Other Operational Risks

Any decline in our relationships with our key national account customers or the amount of equipment they rent from us could materially adversely affect our business, financial position, results of operations and cash flows.

Our business depends on our ability to maintain positive relations with our key national account customers, which collectively accounted for 42% of our rental revenue in 2019. We cannot assure you that all of these relationships will continue at current levels or on current terms. Our contracts with our customers generally do not obligate them to rent equipment from us. Revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue in future periods or, if continued, may not reach or exceed historical levels in any period. Further, if our key customers fail to remain competitive in their respective markets or encounter financial or operational problems, our business, financial position, results of operations and cash flows may be materially adversely affected.

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

As our rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, and the risk of fleet equipment being out of service, generally increase. As of December 31, 2019, the average age of our rental equipment fleet was approximately 45 months. Determining the optimal age at disposition for our rental equipment is subjective and requires considerable estimates by management. We have made estimates regarding the relationship between the age of our rental equipment, the maintenance and repair costs, the availability of our fleet and the market value of used equipment. It is possible that we may allow the average age of our rental equipment fleet to increase, which would increase our costs for maintenance and repair and

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

likely would negatively impact the market value of such equipment at the time of its disposition. If maintenance and repair costs are higher than estimated or in-service times or market values of used equipment are lower than estimated, our financial condition, results of operations, liquidity and cash flows could be materially adversely affected.

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

If we were to incur one or more liabilities that are significant, individually or in the aggregate, where we are not fully insured, that we self-insure against or that our insurers dispute, it could have a material adverse effect on our financial condition. Even with adequate insurance coverage, we still may experience a significant interruption to our operations as a result of third-party claims or other losses arising from our operations.

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

Labor contracts covering the terms of employment of approximately 420 employees in the U.S. and 150 employees in Canada were in effect as of December 31, 2019 under approximately 20 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Union of Operating Engineers. These contracts are renegotiated periodically. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

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

As of December 31, 2019, we had total outstanding debt of approximately $2.1 billion, including our outstanding senior notes and the amounts drawn under our credit facilities. This substantial indebtedness requires us to dedicate a significant portion of our cash flows from operations and investing activities to make payments on our debt, which reduces the amount available for working capital, capital expenditures or other general corporate purposes and which decreases our profitability and cash flow. We cannot assure you that we will maintain financing activities and cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In addition, our indebtedness could materially adversely affect us. For example, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our credit facilities, resulting in possible defaults on, and acceleration of, such indebtedness; (ii) be difficult to refinance or borrow additional funds in the future; (iii) increase our vulnerability to, and limit our flexibility to plan for, or react to, general adverse economic and industry conditions, (iv) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; and (v) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins. There is also a risk that one or more of the financial institutions providing commitments under our revolving credit facilities could fail to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected. Our ability to manage these risks will depend, among other things, on financial market conditions as well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described above under “—Risks Related to Our Business.”

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

Substantially all of our consolidated assets, including our rental fleet, are subject to security interests under our revolving credit facility. As a result, the lenders under those financing arrangements have a secured claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay in full, or at all, all of our creditors or make any amount available to holders of our equity. The same is true with respect to structurally senior obligations. In general, all liabilities and other obligations of a subsidiary must be satisfied before the assets of such subsidiary can be made available to the unsecured or junior creditors (or equity holders) of the parent entity.

Because substantially all of our assets are encumbered under our revolving credit facility, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have a material adverse effect on our financial flexibility and liquidity and force us to attempt to incur additional unsecured indebtedness, which may not be available to us.

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

We are unable to predict whether significant amounts of our common stock will be sold in the open market or the potential negative effects that these sales could have on the price of our common stock. Certain shareholders, most notably affiliates of Carl Icahn and Mario Gabelli, have accumulated significant amounts of our common stock. Sales or distributions of substantial amounts of our common stock in the public market, or the perception that such sales or distributions will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future. As of December 31, 2019, there were 28.8 million shares of our common stock outstanding, which are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless held or acquired by our “affiliates” as that term is defined in Rule 144 under the Securities Act. In addition, all shares of our common stock acquired upon exercise of stock options and other equity-based awards granted under our stock incentive plan also will be freely tradable under the Securities Act unless acquired by our affiliates, as will shares acquired by our employees under our employee stock purchase plan. Approximately 2.6 million shares of common stock have been issued or are reserved for issuance under our stock incentive plan and our employee stock purchase plan.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of February 21, 2020, we had approximately 275 locations primarily in the United States and Canada, with locations also in China. We also operate regional headquarters, sales offices and service facilities in the foregoing countries in support of our equipment rental operations. Our principal executive offices are located in Bonita Springs, Florida.

As of December 31, 2019, we owned approximately 8% of the locations from which we operate our equipment rental business, with the remainder leased. Those leases are typically triple net leases, where Herc is responsible for the ongoing expenses of the property, including real estate taxes, insurance, and maintenance, in addition to paying rent and utilities.
Our rental locations generally are located in industrial or commercial zones. A growing number of locations have highway or major thoroughfare visibility. The typical location includes a customer reception area, an equipment service area and storage facilities for equipment. Most branches have stand-alone maintenance and fueling facilities and showrooms.
ITEM 3. LEGAL PROCEEDINGS

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a putative shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Hertz Holdings made material misrepresentations and/or omission of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The complaint sought unspecified monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings moved to dismiss the amended complaint. In October 2014, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing the plaintiff to amend the complaint a second time. In November 2014, plaintiff filed a second amended complaint, which shortened the putative class period and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, Hertz Holdings moved to dismiss the second amended complaint. In July 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing plaintiff to file a third amended complaint. In August 2015, plaintiff filed a third amended complaint, which included additional allegations, named additional then-current and former officers as defendants and expanded the putative class period to extend from February 14, 2013 to July 16, 2015. In November 2015, Hertz Holdings moved to dismiss the third amended complaint. The plaintiff then sought leave to add a new plaintiff because of challenges to the standing of the first plaintiff. The court granted plaintiff leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint with prejudice on March 24, 2016. In April 2017, the court granted Hertz Holdings' and the individual defendants' motions to dismiss and dismissed the action with prejudice. In May 2017, plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Third Circuit and, in September 2018, the court affirmed the dismissal of the action with prejudice. On February 5, 2019, plaintiff filed a motion to set aside the judgment against it, and for leave to file a fifth amended complaint.  The proposed amended complaint would add allegations related to the settlement with the SEC that, among other things, ordered New Hertz to cease and desist from violating certain of the federal securities laws and imposed a civil penalty of
$16.0 million.  On February 26, 2019, New Hertz filed an opposition to plaintiff’s motion for relief from judgment and leave to file a fifth amended complaint. On March 8, 2019, plaintiff filed a reply in support of that motion. On September 30, 2019, the court denied plaintiff’s motion for relief from judgment and leave to file a fifth amended complaint. On October 30, 2019, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit.

In addition, we are subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, claims arising from the operation of rented equipment and workers' compensation

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 3. LEGAL PROCEEDINGS (Continued)

claims. We do not believe that the liabilities arising from such ordinary course claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

For additional information regarding legal proceedings, see Note 16, "Commitments and Contingencies" of our consolidated financial statements included in Part II, Item 8 of this Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant
The name, age, position and a description of the business experience of each of our executive officers is provided below. There is no family relationship among the executive officers or between any executive officer and a director.

Name	Age	Position
Lawrence H. Silber	63	President and Chief Executive Officer, Director
Mark Irion	53	Senior Vice President and Chief Financial Officer
Christian J. Cunningham	58	Senior Vice President and Chief Human Resources Officer
Aaron Birnbaum	54	Senior Vice President and Chief Operating Officer
Tamir Peres	50	Senior Vice President and Chief Information Officer
S.Wade Sheek	43	Senior Vice President, Chief Legal Officer and Secretary
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
Christian J. Cunningham. Mr. Cunningham joined the Company in September 2014 from DFC Global Corporation where he served as vice president, corporate HR and HR services since June 2013 with global responsibility for all human resource matters for corporate staff. Previously, Mr. Cunningham held the position of vice president, HR, compensation and benefits at Sunoco Inc. and Sunoco Logistics from 2010 to 2013. Prior to Sunoco, Mr. Cunningham served at ARAMARK as vice president, global compensation and strategy from 2008 to 2010; at Scholastic Inc. as vice president, compensation, benefits and HRIS from 2006 to 2007; and at Pep Boys as assistant vice president, human resources from 2005 to 2006. Previously, Mr. Cunningham held director and regional managerial positions in roles with increasing levels of responsibility at Pep Boys from 1995 to 2005 and Tire Service Corporation, Inc. from 1985 to 1995.
Aaron Birnbaum. Mr. Birnbaum served the Company and its predecessor business for more than 30 years. Prior to his current role, Mr. Birnbaum has served as the Company’s Senior Vice President from 2017 to 2019 and served as a Regional Vice President from 2012 to 2017. As Senior Vice President, Mr. Birnbaum oversaw the Company's Western, Northwest, North Central and Canada regions as well as its Herc Entertainment Services® and Cinelease® specialty equipment rental units.  Mr. Birnbaum also has held leadership responsibilities related to the Company's strategic planning, operational execution and M&A activities.

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
S.Wade Sheek. Mr. Sheek joined the Company in November 2019 from Republic Airways Holdings Inc., a regional airline, where he served as general counsel and secretary from 2018 to 2019 and oversaw the legal, contracting, communications and government relations functions. From 2013 to 2018, he served as deputy general counsel and corporate secretary at Allegion plc, a multi-national manufacturing company, and had responsibility for SEC matters, corporate governance, M&A and strategic initiatives. Prior to that, Mr. Sheek held roles with increasing responsibility with The Home Depot, Inc., UnitedHealth Group Incorporated and Ingersoll-Rand plc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Registered Holders

Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "HRI". On February 21, 2020, there were 1,266 registered holders of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in "street name."

Share Repurchase Program
In March 2014, Hertz Holdings announced a $1.0 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us, as the successor to Hertz Holdings, to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount. The timing and extent to which we repurchase shares will depend upon, among other things, market conditions, share price, liquidity targets, contractual restrictions and other factors. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the year ended December 31, 2019. As of December 31, 2019, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $395.9 million.

Dividends
We paid no cash dividends on our common stock in 2019, and we do not expect to pay dividends on our common stock for the foreseeable future. The agreements governing our indebtedness restrict our ability to pay dividends. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends," in this Report.

Recent Performance

The following graph compares the cumulative total stockholder return on Herc Holdings common stock from July 1, 2016, the first day of trading for our stock on the NYSE, through December 31, 2019, with the cumulative total returns of the Standard & Poor's Small Cap 600 Index and an industry peer group. The industry peer group is comprised of publicly traded companies participating in the equipment rental industry and other relevant companies of comparable size in the broader industry in which we compete. Our industry peer group is comprised of Aggreko plc, Applied Industrial Tech Inc., Ashstead Group plc, Beacon Roofing Supply, Inc., Fastenal Company, GATX Corp., H&E Equipment Services, KAR Auction Services Inc., McGrath RentCorp, Mobile Mini, Inc., NOW Inc., Pool Corp., Ritchie Bros. Auctioneers Incorporated, Triton International Ltd., Watsco Inc. and United Rentals, Inc.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected consolidated financial information and are not necessarily indicative of results of future operations. Additionally, the historical financial information presented below for periods prior to the Spin-Off is not necessarily indicative of what our financial position or results of operations actually would have been had we operated as a separate, independent company for such periods. The information presented should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in this Report in Item 8, "Financial Statements and Supplementary Data," to fully understand factors that may affect the comparability of the information presented below. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements.

	Years ended December 31,
(In millions, except per share data)	2019	2018	2017	2016	2015
Statement of Operations Data
Total revenues	$1,999.0	$1,976.7	$1,754.5	$1,554.8	$1,678.2
Total expenses(a)	1,935.4	1,907.9	1,818.9	1,559.7	1,521.3
Income (loss) before income taxes	63.6	68.8	(64.4)	(4.9)	156.9
Income tax benefit (provision)(b)	(16.1)	0.3	224.7	(14.8)	(45.6)
Net income (loss)	$47.5	$69.1	$160.3	$(19.7)	$111.3
Earnings (loss) per share:
Basic	$1.66	$2.43	$5.66	$(0.70)	$3.69
Diluted	$1.63	$2.39	$5.60	$(0.70)	$3.69

	As of December 31,
(In millions)	2019	2018	2017	2016	2015
Balance Sheet Data
Cash and cash equivalents(c)	$33.0	$27.8	$41.5	$24.0	$24.7
Total assets	3,817.0	3,610.2	3,549.7	3,466.0	3,397.0
Total debt(d)	2,078.5	2,156.8	2,159.8	2,194.3	136.7
Total equity(e)	644.3	572.7	510.4	317.7	2,302.0

(a)
Total expenses were impacted by long-lived asset impairments in 2019 and 2017 of $5.1 million and $29.7 million, respectively, losses on extinguishment of debt in 2019, 2018 and 2017 of $53.6 million, $5.4 million and $11.4 million, respectively, and the gain on the sale of our operations in France and Spain in 2015 of $50.9 million.

(b)	Income tax benefit in 2018 and 2017 includes $20.8 million and $207.1 million, respectively, net benefit resulting from the Tax Cuts and Jobs Act of 2017.

(c)
Includes the correction of an error which increased the amount by $12.4 million and $9.0 million as of December 31, 2016 and 2015, respectively. See Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements" to the notes to our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.

(d)	Includes net loans payable to affiliates as of December 31, 2015 of $73.2 million.

(e)	Total equity as of December 31, 2016 was impacted by $2.0 billion of distributions and transfers to THC related to the Spin-Off.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2019 Overview

In 2019, we continued our focus on quality of earnings through the execution of company-wide initiatives to increase our operating margins and profitability. Results of these initiatives include:

•
Equipment rental revenue grew 2.6% during 2019 as compared to 2018 on an increase of rental fleet at original equipment cost of 1.2% reflecting management's disciplined approach to adding fleet, while disposing of older equipment and focusing on improved utilization. Management also implemented strategic programs to reduce lower margin re-rent revenue by 18.5%.

•	Pricing increased by 4.0% during 2019 as compared to 2018 reflecting management's continued focus on the accounts and customer types that are best suited to our strategy for profitable growth.

•
Direct operating costs and selling, general and administrative costs declined by 1.8% and 5.3%, respectively, during 2019 as compared to 2018 as there were strategic reductions in re-rent expense, delivery and freight expenses as well as reductions in consulting and professional fees.

We also took a number of actions related to our capital structure that have improved our financial flexibility and liquidity, including:

•	Issued $1.2 billion aggregate principal amount of 5.50% senior notes due 2027 (the "2027 Notes").

•	Redeemed $427.0 million of our 7.50% senior secured second priority notes due 2022 (the "2022 Notes").

•	Redeemed $437.5 million of our 7.75% senior secured second priority notes due 2024 (the "2024 Notes").

•
Entered into a new asset-based revolving credit facility (the "New ABL Credit Facility"), which replaced the existing asset-based credit facility (the "Old ABL Credit Facility") and extended the maturity to 2024.

RESULTS OF OPERATIONS

	Year Ended December 31,		2019 vs. 2018
($ in millions)	2019	2018	$ Change	% Change
Equipment rental	$1,701.8	$1,658.3	$43.5	2.6%
Sales of rental equipment	242.8	256.2	(13.4)	(5.2)
Sales of new equipment, parts and supplies	44.0	49.3	(5.3)	(10.8)
Service and other revenue	10.4	12.9	(2.5)	(19.4)
Total revenues	1,999.0	1,976.7	22.3	1.1
Direct operating	771.1	785.2	(14.1)	(1.8)
Depreciation of rental equipment	409.1	387.5	21.6	5.6
Cost of sales of rental equipment	243.2	244.3	(1.1)	(0.5)
Cost of sales of new equipment, parts and supplies	33.3	37.7	(4.4)	(11.7)
Selling, general and administrative	294.8	311.3	(16.5)	(5.3)
Restructuring	7.7	5.0	2.7	54.0
Impairment	5.1	0.1	5.0	NM
Interest expense, net	173.5	137.0	36.5	26.6
Other income, net	(2.4)	(0.2)	(2.2)	NM
Income (loss) before income taxes	63.6	68.8	(5.2)	(7.6)
Income tax (provision) benefit	(16.1)	0.3	(16.4)	NM
Net income (loss)	$47.5	$69.1	$(21.6)	(31.3)%

NM - Not Meaningful

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Equipment rental revenue increased $43.5 million, or 2.6%, during the year ended December 31, 2019 when compared with 2018. The increase was attributable to pricing increases of 4.0% during 2019 when compared to 2018 and increases in delivery and freight revenue. The increase was partially offset by a strategic reduction in re-rent revenue and lower volume.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales of rental equipment decreased $13.4 million, or 5.2%, during the year ended December 31, 2019 when compared with 2018. The volume of sales during the 2019 declined in response to improvements over the past year in the mix and age of equipment as part of our long-term capital expenditure plans. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 100.2% during the year ended December 31, 2019 compared to 95.4% in 2018. The reduction in margin on sale of rental equipment in 2019 was primarily due to a higher proportion of sales through the lower-margin auction channel.

Direct operating expenses decreased $14.1 million, or 1.8%, during the year ended December 31, 2019 when compared with 2018 primarily due to the following:

•
Fleet and related expenses decreased $32.1 million primarily due to the decline in re-rent expense of $11.8 million mainly due to the decrease in re-rent revenue. Maintenance expenses decreased $6.6 million due to a reduction in fleet age and increased maintenance efficiency and delivery and freight expense decreased $7.7 million due to an increase in internal delivery personnel and better management of transportation costs.

•
Personnel-related expenses increased $2.2 million primarily due to an increase in wages of $9.5 million related to personnel and related costs including overtime. The increase was partially offset by a decrease in benefits of $4.9 million due to improved claims experience.

•
Other direct operating costs increased $15.8 million primarily due to increased field facilities expenses of $10.3 million primarily related to new branches that were opened during 2018 and 2019 and increases due to recurring lease renewals on existing locations.

Depreciation of rental equipment increased $21.6 million, or 5.6%, during the year ended December 31, 2019 when compared with 2018. The increase was primarily due to depreciation recognized on rental equipment with higher cost due to capital expenditures and the sale of older equipment with lower depreciation.

Selling, general and administrative expenses decreased $16.5 million, or 5.3%, during the year ended December 31, 2019 when compared with 2018. The decline was primarily due to a decrease in Spin-Off related costs of $13.9 million and professional fees of $13.2 million, partially offset by a $5.6 million increase for increased sales compensation and related commissions and incentives to drive revenue growth and an increase of $4.2 million in advertising and travel expenses.

Restructuring expense was $7.7 million during the year ended December 31, 2019 as a result of our plan of restructuring in Canada which included right-of-use assets and related leasehold improvement impairment of $5.5 million and severance expense of $2.2 million. Restructuring expense during the year ended December 31, 2018 of $5.0 million also related to a plan of restructuring in Canada which related to facility closing costs and severance expenses.

Impairment charges of $5.1 million were recorded during the year ended December 31, 2019 and primarily related to certain assets of our other international operations outside of North America that were deemed held for sale at December 31, 2019.

Interest expense, net increased $36.5 million, or 26.6%, during the year ended December 31, 2019 when compared with the same period in 2018. The increase was primarily due to a loss on extinguishment of debt of $53.6 million related to the extinguishment of the 2022 Notes, 2024 Notes and the refinancing of the ABL Credit Facility in July 2019 as compared to a loss on extinguishment of debt of $5.4 million in 2018 related to the partial redemption of the 2022 Notes and 2024 Notes. This increase was partially offset by a decrease in interest expense due to a reduction in interest rates related to the debt transactions described in Note 10, "Debt".

Income tax expense was $16.1 million during the year ended December 31, 2019 compared to a $0.3 million benefit in the prior-year period. The increase in income tax expense in 2019 was primarily driven by the elimination of a benefit of $20.8 million in 2018 as a result of the Tax Cuts and Jobs Act of 2017.

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

borrowings under our debt arrangements. As of December 31, 2019, we had approximately $2.1 billion of total nominal indebtedness outstanding. A substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of December 31, 2019 consisted of cash and cash equivalents and unused commitments under our New ABL Credit Facility. See "Borrowing Capacity and Availability" below. Our practice is to maintain sufficient liquidity through cash from operations, our New ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the New ABL Credit Facility and the AR Facility, will be adequate to permit us to meet our obligations over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Years Ended December 31,		2019 vs. 2018
	2019	2018	$ Change
Cash provided by (used in):
Operating activities	$635.6	$559.1	$76.5
Investing activities	(463.6)	(567.0)	103.4
Financing activities	(167.1)	(4.2)	(162.9)
Effect of exchange rate changes	0.3	(1.6)	1.9
Net change in cash and cash equivalents	$5.2	$(13.7)	$18.9

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Operating Activities

During the year ended December 31, 2019, we generated $76.5 million more cash from operating activities compared with 2018. The increase was related to improved operating results primarily resulting from higher revenues, lower professional fees, lower maintenance and delivery costs and improved collection of receivables and other working capital improvements during the year ended December 31, 2019 as compared to 2018.

Investing Activities

Cash used in investing activities decreased $103.4 million for the year ended December 31, 2019 as compared to 2018. Our primary use of cash in investing activities is for the acquisition of rental equipment and non-rental capital expenditures. We rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities

Cash used in financing activities was $167.1 million for the year ended December 31, 2019 as compared to $4.2 million for 2018. Cash flows used in financing activities during the year ended December 31, 2019 primarily represents our changes in debt, which included the proceeds of $1.2 billion upon issuance of our 2027 Notes, offset by the redemption of $864.5 million of our 2022 Notes and 2024 Notes collectively. We also had net outflows of $434.8 million on our revolving lines of credit and securitization which included the refinancing of the Old ABL Credit Facility.

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

	Years Ended December 31,
	2019	2018
Rental equipment expenditures	$638.4	$771.4
Disposals of rental equipment	(224.2)	(272.3)
Net rental equipment expenditures	$414.2	$499.1

Net capital expenditures for rental equipment decreased $84.9 million during the year ended December 31, 2019 compared to 2018. During 2019, we reduced rental equipment expenditures to improve utilization and also reduced the volume of rental equipment sales based on the improvements seen in the mix and age of equipment and timing related to the strength of the used equipment rental market.
In 2020, we expect our net rental equipment capital expenditures to be in the range of $410.0 million to $450.0 million.

Borrowing Capacity and Availability

In July 2019, we issued $1.2 billion aggregate principal amount of 2027 Notes. The funds were used to redeem the remaining 2022 Notes and 2024 Notes and repay a portion of the indebtedness outstanding under the then existing Old ABL Credit Facility. Additionally, we entered into the New ABL Credit Facility, which refinances in full and replaces the Old ABL Credit Facility. See Note 10, "Debt" included in Part II, Item 8 "Financial Statements" of this Report for more information.

Our New ABL Credit Facility and accounts receivable securitization facility (the "AR Facility" and together, the "Facilities") provide our borrowing capacity and availability. Creditors under the Facilities have a claim on specific pools of assets as collateral as identified in each credit agreement. Our ability to borrow under the Facilities is a function of, among other things, the value of the assets in the relevant collateral pool. We refer to the amount of debt we can borrow given a certain pool of assets as the "Borrowing Base."

In connection with the AR Facility, we sell accounts receivable on an ongoing basis to a wholly-owned special-purpose entity (the "SPE"). The accounts receivable and other assets of the SPE are encumbered in favor of the lenders under our AR Facility. The SPE assets are owned by the SPE and are not available to settle our obligations. Substantially all of our remaining assets are encumbered in favor of our lenders under our New ABL Credit Facility. None of such assets are available to satisfy the claims of our general creditors. See Note 10, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report for more information.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of December 31, 2019, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
New ABL Credit Facility	$1,079.4	$1,079.4
AR Facility	—	—
Total	$1,079.4	$1,079.4

At December 31, 2019, the Company's borrowing base was capped at $175.0 million by the aggregate commitments under the AR Facility. Subsequent to December 31, 2019, the borrowing base under the AR Facility declined to $169.4 million.

In addition, as of December 31, 2019, our subsidiary in China had uncommitted credit facilities, of which $4.8 million was available for borrowing.

As of December 31, 2019, $20.6 million of standby letters of credit were issued and outstanding under the New ABL Credit Facility, none of which had been drawn upon. The New ABL Credit Facility had $229.4 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our New ABL Credit Facility, our AR Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the New ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2019, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

For further information on the terms of our 2027 Notes, New ABL Credit Facility and AR Facility see Note 10, "Debt" included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Report. For a discussion of the risks associated with our significant indebtedness, see Part I, Item 1A "Risk Factors" contained in this Report.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONTRACTUAL OBLIGATIONS

The following table details the contractual cash obligations for debt and related interest payable, finance and operating leases, and other purchase obligations as of December 31, 2019 (in millions):

		Payments Due by Period
	Total	2020	2021-2022	2023-2024	After 2024
Debt principal, including current maturities	$2,030.2	$5.2	$—	$825.0	$1,200.0
Interest on debt(a)	613.5	91.2	182.4	172.1	167.8
Financing obligations(b)	158.2	9.4	18.8	18.8	111.2
Finance lease obligations(c)	60.7	23.2	14.0	12.5	11.0
Operating lease obligations(d)	251.4	37.3	66.8	51.1	96.2
Purchase obligations(e)	15.6	7.5	7.2	0.9	—
Total	$3,129.6	$173.8	$289.2	$1,080.4	$1,586.2

(a)	Estimated interest payments have been calculated based on the applicable interest rates as of December 31, 2019.

(b)
Includes obligations under financing agreements primarily for the lease of 44 properties. See Note 11, "Financing Obligations" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

(c)	Includes obligations under lease agreements primarily for service vehicles. See Note 8, "Leases " to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

(d)
Includes obligations under lease agreements for real estate and computer equipment. Such obligations are reflected to the extent of their minimum non-cancelable terms. See Note 8, "Leases " to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

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

The table excludes our pension and other postretirement benefit obligations. See Note 12, "Employee Retirement Benefits" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of December 31, 2019 and 2018, the following guarantees (including indemnification commitments) were issued and outstanding.

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

Rental Equipment

Our principal assets are rental equipment, which represented 65.2% and 69.4% of our total assets as of December 31, 2019 and 2018, respectively. Rental equipment consists of equipment utilized in our equipment rental operations. When rental equipment is acquired, we use historical experience, industry residual value guidebooks and the monitoring of market conditions to set depreciation rates. Generally, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of equipment usage and the targeted age of equipment at the time of disposal. We also estimate the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed regularly based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales also can be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of rental equipment in response to changing market conditions.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Defined Benefit Pension Obligations

The Herc Holdings Retirement Plan (the "Plan") participates in certain U.S. defined benefit plans covering substantially all U.S. employees, as well as certain non-U.S. defined benefit plans covering eligible non-U.S. employees. For each of these plans, we record our portion of the expense and the related obligations. Additionally, pursuant to various collective bargaining agreements, certain union-represented employees participate in multiemployer pension plans.
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

See Note 12, "Employee Retirement Benefits" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

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

Pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350 ("Topic 350"), Intangibles-Goodwill and Other, an entity may first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. Various factors are considered in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting unit, our stock price and the excess amount between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

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

In connection with our impairment analysis for goodwill and indefinite-lived intangible assets conducted as of October 1, 2019, we assessed qualitative factors as described above to determine if it is more likely than not that goodwill and indefinite-lived assets may be impaired and concluded that there was no impairment related to such assets.

See Note 6, "Goodwill and Intangible Assets" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

Finite-Lived Intangible and Long-Lived Assets

Intangible assets include technology, customer relationships, trade names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from three to ten years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and net bases of assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets by the amount that is more likely than not to be realized. Subsequent changes to enacted tax rates will result in changes to deferred taxes and any related valuation allowances. We have recorded a deferred tax asset for unutilized net operating loss carryforwards in various tax jurisdictions.

The Company has determined not to assert that earnings from foreign operations are permanently reinvested. Therefore, the Company recognizes deferred taxes on foreign earnings as appropriate. The Company has asserted that future earnings associated with the potential stock sale or liquidation of foreign subsidiaries is permanently reinvested. Accordingly, the Company has not recorded any deferred tax liabilities associated with these book-to-tax differences. We regularly review our cash positions and our determination of permanent reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are repatriated, we may be subject to additional foreign withholding taxes and U.S. state income taxes. Many foreign jurisdictions impose taxes on distributions to other jurisdictions.  Due to the variations and complexities of these laws, we believe it would be impractical to calculate and accrue these taxes beyond the normal earnings and profits standard for U.S. tax purposes.

In accordance with ASC Topic 740, Income Taxes ("Topic 740"), the Company recognizes, in its consolidated financial statements, the impact of the Company's tax positions that are more likely than not to be sustained upon examination. The Company will determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. Upon determination that a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements. The Company recognizes interest and penalties for uncertain tax positions in income tax expense.

We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, accruals for tax contingencies are established based on the probable outcomes of such matters. Our ongoing assessments of the probable outcomes of the

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

examinations and related tax accruals require judgment and could increase or decrease our effective tax rate as well as impact our operating results.

See Note 14, "Income Taxes" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

Stock Based Compensation

All stock-based compensation award disclosures are measured in terms of common stock of Herc Holdings. The cost of employee services received in exchange for an award of equity instruments is based on the grant date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award, referred to as the vesting period. In addition to the service vesting condition, the performance stock units had an additional vesting condition, which called for the number of units that will be awarded based on achievement of a certain level of adjusted EBITDA, return on invested capital, or other performance measures as defined in the applicable award agreements, over the applicable measurement period.

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

See Note 13, "Stock-Based Compensation" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

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

Interest Rate Risk

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our New ABL Credit Facility, AR Facility and cash and cash equivalents as of December 31, 2019, our pre-tax earnings would decrease by an estimated $8.0 million over a 12-month period.

From time to time, we may enter into interest rate swap agreements to manage interest rate risk on our mix of fixed and floating rate debt. Consistent with the terms of certain agreements governing our debt obligations, we may decide to hedge a portion of the floating rate interest exposure under the New ABL Credit Facility to provide protection in respect of such exposure.

HERC HOLDINGS INC. AND SUBSIDIARIES

Foreign Currency Risk

We have foreign currency exposure to exchange rate fluctuations, primarily with respect to the Canadian dollar and Chinese yuan.

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing locally.

We also manage exposure to fluctuations in currency risk on cross currency intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts, when appropriate, which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations.

We do not hedge our operating results against currency movement as they are primarily translational in nature. Using foreign currency forward rates as of December 31, 2019, each hypothetical one percentage point change in foreign currency movements would not have a significant impact on our revenue or earnings.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Herc Holdings Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Herc Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 due to the adoption of Topic 842, using a modified retrospective transition method.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes

As described in Notes 2 and 14 to the consolidated financial statements, the Company recorded an income tax provision of $16.1 million for the year ended December 31, 2019. Additionally, the Company reported a net deferred tax liability balance of $459.3 million as of December 31, 2019. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As disclosed by management, they also recorded a deferred tax asset for unutilized net operating loss carryforwards in various tax jurisdictions. Management records valuation allowances to reduce its deferred tax assets by the amount that is more likely than not to be realized. Subsequent changes to enacted tax rates will result in changes to deferred taxes and any related valuation allowances. Management recognizes the impact of the Company's uncertain tax positions that are more likely than not to be sustained upon examination. Management will determine whether it is more likely than not that a tax position will be sustained upon examination. Upon determination that a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements.

The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are there was significant judgment by management in determining the income tax provision and in evaluating the Company’s tax positions, including analyzing uncertain tax positions and assessing the realizability of deferred tax assets, which in turn led to significant auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to income taxes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the income tax provision, the identification of uncertain tax positions and assessment of related liability changes, if material, and assessing the realizability of deferred tax assets, including assessing the related positive and negative evidence. These procedures also included, among others (i) testing the completeness and accuracy of the income tax provision, including the rate reconciliation, return to provision adjustments, and permanent and temporary differences, (ii) testing the completeness of management’s assessment of both the identification of uncertain tax positions and the possible outcomes of each uncertain tax position, and (iii) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis, including an assessment of the positive and negative evidence regarding realization.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
February 27, 2020

We have served as the Company’s auditor since 2013.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$33.0	$27.8
Receivables, net of allowances of $18.8 and $21.5, respectively	306.7	332.4
Other current assets	28.9	40.2
Assets held for sale	31.1	—
Total current assets	399.7	400.4
Rental equipment, net	2,490.0	2,504.7
Property and equipment, net	311.8	282.5
Right-of-use lease assets	207.3	—
Intangible assets, net	291.5	293.5
Goodwill	93.6	91.0
Other long-term assets	23.1	38.1
Total assets	$3,817.0	$3,610.2
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$30.4	$29.9
Current maturities of operating lease liabilities	30.5	—
Accounts payable	126.5	147.0
Accrued liabilities	135.7	122.3
Total current liabilities	323.1	299.2
Long-term debt, net	2,051.5	2,129.9
Financing obligations, net	117.6	116.3
Operating lease liabilities	182.2	—
Deferred tax liabilities	459.3	448.3
Other long-term liabilities	39.0	43.8
Total liabilities	3,172.7	3,037.5
Commitments and contingencies (Note 16)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 31.5 and 31.2 shares issued and 28.8 and 28.5 shares outstanding	0.3	0.3
Additional paid-in capital	1,796.9	1,777.9
Accumulated deficit	(351.2)	(391.1)
Accumulated other comprehensive loss	(109.7)	(122.4)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	644.3	572.7
Total liabilities and equity	$3,817.0	$3,610.2

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Equipment rental	$1,701.8	$1,658.3	$1,499.0
Sales of rental equipment	242.8	256.2	190.8
Sales of new equipment, parts and supplies	44.0	49.3	52.3
Service and other revenue	10.4	12.9	12.4
Total revenues	1,999.0	1,976.7	1,754.5
Expenses:
Direct operating	771.1	785.2	718.9
Depreciation of rental equipment	409.1	387.5	378.9
Cost of sales of rental equipment	243.2	244.3	192.0
Cost of sales of new equipment, parts and supplies	33.3	37.7	39.5
Selling, general and administrative	294.8	311.3	319.1
Restructuring	7.7	5.0	2.0
Impairment	5.1	0.1	29.7
Interest expense, net	173.5	137.0	140.0
Other income, net	(2.4)	(0.2)	(1.2)
Total expenses	1,935.4	1,907.9	1,818.9
Income (loss) before income taxes	63.6	68.8	(64.4)
Income tax (provision) benefit	(16.1)	0.3	224.7
Net income	$47.5	$69.1	$160.3
Weighted average shares outstanding:
Basic	28.7	28.4	28.3
Diluted	29.1	28.9	28.6
Earnings per share:
Basic	$1.66	$2.43	$5.66
Diluted	$1.63	$2.39	$5.60

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2019	2018	2017
Net income	$47.5	$69.1	$160.3
Other comprehensive income (loss):
Foreign currency translation adjustments	11.5	(20.0)	17.7
Unrealized gains and (losses) on hedging instruments:
Unrealized gains (losses) on hedging instruments	(3.6)	1.5	2.1
Income tax benefit (provision) related to hedging instruments	2.1	(0.4)	(0.8)
Pension and postretirement benefit liability adjustments:
Amortization of net losses and settlement losses included in net periodic pension cost	1.9	1.9	2.3
Pension and postretirement benefit liability adjustments arising during the period	3.3	(5.6)	—
Income tax benefit (provision) related to pension and postretirement plans	(2.5)	1.0	(1.2)
Total other comprehensive income (loss)	12.7	(21.6)	20.1
Total comprehensive income	$60.2	$47.5	$180.4

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2016	28.3	$0.3	$1,753.3	$(625.2)	$(118.7)	$(692.0)	$317.7
Net income	—	—	—	160.3	—	—	160.3
Other comprehensive income	—	—	—	—	20.1	—	20.1
Cumulative effect of a change in accounting for stock-based payments	—	—	—	2.5	—	—	2.5
Net settlement on vesting of equity awards	—	—	(0.1)	—	—	—	(0.1)
Stock-based compensation charges	—	—	10.1	—	—	—	10.1
Employee stock purchase plan	—	—	1.1	—	—	—	1.1
Exercise of stock options	—	—	0.7	—	—	—	0.7
Net transfers with THC	—	—	(2.0)	—	—	—	(2.0)
December 31, 2017	28.3	0.3	1,763.1	(462.4)	(98.6)	(692.0)	510.4
Net income	—	—	—	69.1	—	—	69.1
Cumulative effect of accounting change (Note 14)	—	—	—	2.2	(2.2)	—	—
Other comprehensive loss	—	—	—	—	(21.6)	—	(21.6)
Net settlement on vesting of equity awards	0.1	—	(1.1)	—	—	—	(1.1)
Stock-based compensation charges	—	—	13.4	—	—	—	13.4
Employee stock purchase plan	—	—	2.0	—	—	—	2.0
Exercise of stock options	0.1	—	0.5	—	—	—	0.5
December 31, 2018	28.5	0.3	1,777.9	(391.1)	(122.4)	(692.0)	572.7
Net income	—	—	—	47.5	—	—	47.5
Adoption of new accounting pronouncement (Note 2)	—	—	—	(7.6)	—	—	(7.6)
Other comprehensive income	—	—	—	—	12.7	—	12.7
Net settlement on vesting of restricted stock	0.3	—	(3.7)	—	—	—	(3.7)
Stock-based compensation charges	—	—	19.5	—	—	—	19.5
Employee stock purchase plan	—	—	2.4	—	—	—	2.4
Exercise of stock options	—	—	0.8	—	—	—	0.8
December 31, 2019	28.8	$0.3	$1,796.9	$(351.2)	$(109.7)	$(692.0)	$644.3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$47.5	$69.1	$160.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of rental equipment	409.1	387.5	378.9
Depreciation of property and equipment	54.0	51.9	46.8
Amortization of intangible assets	7.0	5.4	4.7
Amortization of deferred debt and financing obligations costs	5.2	6.3	6.4
Loss on extinguishment of debt	53.6	5.4	11.4
Stock-based compensation charges	19.5	13.4	10.1
Restructuring	5.5	—	—
Impairment	5.1	0.1	29.7
Provision for receivables allowance	48.2	57.8	52.4
Deferred taxes	10.7	(10.5)	(228.4)
Loss (gain) on sale of rental equipment	0.4	(11.9)	1.2
Income from joint ventures	(0.3)	(1.6)	(1.9)
Other	(1.5)	2.1	1.8
Changes in assets and liabilities:
Receivables	(38.3)	(29.9)	(131.6)
Other assets	4.1	1.8	(2.1)
Accounts payable	(12.9)	(1.7)	(10.0)
Accrued liabilities and other long-term liabilities	18.7	13.9	19.4
Net cash provided by operating activities	635.6	559.1	349.1
Cash flows from investing activities:
Rental equipment expenditures	(638.4)	(771.4)	(501.4)
Proceeds from disposal of rental equipment	224.2	272.3	160.1
Non-rental capital expenditures	(56.9)	(77.6)	(74.6)
Proceeds from disposal of property and equipment	7.7	9.7	5.9
Other investing activities	(0.2)	—	—
Net cash used in investing activities	(463.6)	(567.0)	(410.0)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,200.0	—	—
Repayments of long-term debt	(864.5)	(123.5)	(247.0)
Proceeds from revolving lines of credit and securitization	1,230.0	737.5	561.9
Repayments on revolving lines of credit and securitization	(1,664.8)	(604.0)	(339.2)
Proceeds from financing obligations	4.7	6.4	119.5
Principal payments under finance lease and financing obligations	(17.2)	(17.0)	(16.7)
Debt redemption premium payment	(41.5)	(3.7)	(7.4)
Payment of financing obligation and debt financing costs	(13.3)	(1.3)	(2.7)
Proceeds from exercise of stock options	0.8	0.5	0.7
Proceeds from employee stock purchase plan	2.4	2.0	1.1
Net settlement on vesting of equity awards	(3.7)	(1.1)	(0.1)
Net cash provided by (used in) financing activities	(167.1)	(4.2)	70.1
Effect of foreign exchange rate changes on cash and cash equivalents	0.3	(1.6)	1.3
Net increase (decrease) in cash and cash equivalents during the period	5.2	(13.7)	10.5
Cash and cash equivalents at beginning of period	27.8	41.5	31.0
	$33.0	$27.8	$41.5

Supplemental disclosures of cash flow information:
Cash paid for interest	$130.6	$129.3	$131.7
Cash paid (refunded) for income taxes, net	$7.9	$13.4	$(5.5)
Supplemental disclosures of non-cash investing activity:
Purchases of rental equipment in accounts payable	$—	$—	$22.8
Disposals of rental equipment in accounts receivable	$—	$—	$12.6
Non-rental capital expenditures in accounts payable	$2.8	$—	$—
Disposals of property and equipment in accounts receivable	$2.4	$—	$—
Note receivable on disposal of joint venture	$19.0	$—	$—
Supplemental disclosures of non-cash financing activity:
Non-cash settlement of transactions with THC through equity	$—	$—	$2.0
Supplemental disclosures of non-cash investing and financing activity:
Equipment acquired through finance leases	$39.1	$2.6	$0.4

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Background

Herc Holdings Inc. ("Herc Holdings" or the "Company") is one of the leading equipment rental suppliers with approximately 275 locations as of December 31, 2019, principally in North America. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). Operations are conducted under the Herc Rentals brand in the United States and Canada and under the Hertz Equipment Rental brand in other international locations. With over 50 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

The Company's classic fleet includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction and lighting. The Company's equipment rental business is supported by ProSolutionsR, its industry-specific solutions-based services, which includes power generation, climate control, remediation and restoration, and studio and production equipment, and its ProContractor professional grade tools.

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

Significant estimates inherent in the preparation of the consolidated financial statements include receivables allowances, depreciation of rental equipment, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, pension and postretirement benefits, valuation of stock-based compensation, reserves for litigation and other contingencies and accounting for income taxes.

Principles of Consolidation

The consolidated financial statements include the accounts of Herc Holdings and its wholly owned subsidiaries. In the event that the Company is a primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity are included in the Company's consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in prior years have been reclassified to conform with the presentation in the current year.

HERC HOLDINGS INC. AND SUBSIDIARIES
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

No single customer accounted for more than 3% of the Company’s equipment rental revenue during the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019 and 2018, no single customer accounted for more than 5% of accounts receivable.

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

Rental Equipment

Rental equipment is stated at cost, net of related discounts, with holding periods ranging from one year to 15 years. Generally, when rental equipment is acquired, the Company estimates the period that it will hold the asset, primarily based on historical measures of the amount of rental activity (e.g. equipment usage) and the targeted age of equipment at the time of disposal. The Company also estimates the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of rental equipment in response to changed market conditions.

Property and Equipment

Property and equipment are stated at cost and are depreciated utilizing the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the estimated useful lives of the related assets or leases, whichever is shorter.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Useful lives are as follows:

Buildings	8 to 33 years
Service vehicles	3 to 15 years
Machinery and equipment	1 to 15 years
Computer equipment	3 to 5 years
Furniture and fixtures	2 to 10 years
Leasehold improvements	The lesser of the asset life or expected lease term including lease extension options.

The Company follows the practice of charging routine maintenance and repairs, including the cost of minor replacements, to maintenance expense. Costs of major replacements are capitalized and depreciated.

Leases

Leases are classified as either finance or operating at inception of the lease, with classification affecting the pattern of expense recognition in the income statement. Operating leases result in the recognition of right-of-use ("ROU") assets and lease liabilities on the balance sheet. ROU assets represent the Company's right to use the leased asset for the lease term and lease liabilities represent the obligation to make lease payments. The liability is calculated as the present value of the remaining minimum lease payments for existing operating leases using either the rate implicit in the lease or, if none exists, the Company's incremental borrowing rate. The Company's capital leases are accounted for as finance leases; no significant changes have been made for the accounting of such leases upon the adoption of ASC Topic 842, Leases, ("Topic 842") on January 1, 2019.

In certain instances, the Company may sell property and enter into an arrangement to lease the property back from the landlord. In these instances, the Company performs a sale-leaseback analysis to determine if the assets can be removed from the balance sheet. If certain criteria are met, the Company recognizes the transaction as a sale, removes the assets from its balance sheet and reflects the future lease payments as rent expense. If the criteria for sale is not met, such as available repurchase options or continuing involvement with the property, the Company is considered the owner for accounting purposes. In these instances, the Company is precluded from derecognizing the assets from its balance sheet and will continue to depreciate the assets over the expected lease term. In conjunction with these arrangements, the Company records a financing obligation equal to the cash proceeds or fair market value of the assets received from the landlord. Lease payments for these properties are recognized as interest expense and a reduction of the financing obligation using the effective interest method. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation over the net carrying value of the fixed asset will be recognized as a non-cash gain on sale of the property.

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

Reserves for Claims
The Company is exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (i) workers compensation claims; (ii) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (iii) automobile liability claims; and (iv) employee health insurance claims. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. The Company's methodology for developing self-insurance reserves is based on management estimates and independent third party actuarial estimates. The estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in the Company's claim history or receipt of additional information relevant to assessing the claims and the amount of the recorded liability is adjusted

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to reflect these changes. The long-term portion of our self-insurance reserves is included in "Other long-term liabilities" in the consolidated balance sheet.

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

Goodwill and Indefinite-Lived Intangible Assets

On an annual basis and at interim periods when circumstances require, the Company tests the recoverability of its goodwill. The analysis is conducted as of October 1 each year. The Company has one reporting unit and compares the carrying value of its reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the Company recognizes an impairment charge for the amount equal to that excess.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Finite-Lived Intangible and Long-Lived Assets

Intangible assets include customer relationships and technology. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from three years to 10 years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset.

Long-lived assets, or disposal groups comprising assets and liabilities, that are expected to be recovered primarily through sale rather than through continuing use are classified as assets held for sale. Upon designation as an asset held for sale, the carrying value of each long-lived asset or disposal group is recorded at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation expense is no longer recorded.

Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers.
The Company’s rental transactions are principally accounted for under Topic 842. Prior to the adoption of Topic 842 on January 1, 2019, the Company accounted for these transactions under ASC Topic 840, Leases, ("Topic 840"). Equipment rental revenue includes revenue generated from renting equipment to customers, including re-rent revenue, and is recognized on a straight-line basis over the length of the rental contract. Other equipment rental revenues include fees for the Company's rental protection program and environmental charges and are recognized on a straight-line basis over the length of the rental contract
The Company’s sale of rental and new equipment, parts and supplies along with certain services provided to customers are recognized under ASC Topic 606, Revenue from Contracts with Customers, ("Topic 606") which was adopted on January 1, 2018. Prior to adoption of Topic 606, the Company recognized these transactions under ASC Topic 605, Revenue Recognition, ("Topic 605"). The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.
See Note 3, "Revenue Recognition" for further discussion of our revenue accounting.
Advertising

Advertising and sales promotion costs are expensed the first time the advertising or sales promotion takes place. Advertising costs are reflected as a component of "Selling, general and administrative" expense in the Company's consolidated statements of operations. For the years ended December 31, 2019, 2018 and 2017, advertising costs were $2.7 million, $1.0 million and $2.7 million, respectively.

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

Income Taxes

The Company applies the provisions of ASC Topic 740, Income Taxes ("Topic 740"), and computes the provision for income taxes on a Separate Return Basis. Under Topic 740, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company records valuation allowances to reduce its deferred tax assets by the amount that is more likely than not to be realized. Subsequent changes to enacted tax rates and changes in the interpretations thereof will result in deferred taxes and changes to any related valuation allowances. Provisions are not made for income taxes on undistributed earnings of international subsidiaries that are intended to be indefinitely reinvested outside of the United States or are expected to be remitted free of taxes. Future distributions, if any, from these international subsidiaries to the United States or changes in U.S. tax rules may require a charge to reflect tax on these amounts.

In accordance with Topic 740, the Company recognizes, in its consolidated financial statements, the impact of the Company's tax positions that are more likely than not to be sustained upon examination. The Company will determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. Upon determination that a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements. The Company recognizes interest and penalties for uncertain tax positions in income tax expense.

The Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act"), had a substantial impact on the income tax benefit for the years ended December 31, 2018 and 2017. See Note 14, "Income Taxes" for further detail.

Recently Issued Accounting Pronouncements

Adopted

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued new leasing guidance ("Topic 842") that replaced the existing lease guidance ("Topic 840"). Topic 842 established a right-of-use ("ROU") model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also expanded the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases. Accounting guidance for lessors is largely unchanged.

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

Additionally, as discussed in Note 3, "Revenue Recognition," most of the Company's equipment rental revenues were accounted for under Topic 840 until the adoption of Topic 842. The Company recognized a cumulative-effect adjustment to the opening balance of retained earnings related to these items of $7.6 million. The adoption of Topic 842 does not have a significant impact on future revenues. The Company also elected the practical expedient that allows lessors to treat the lease and non-lease components as a single lease component where the non-lease component would otherwise be accounted for under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers (“Topic 606”), as timing and pattern of transfer for the lease component and non-lease components associated with that lease component are the same.

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
Fair Value Measurement

In August 2018, the FASB issued new guidance that modifies disclosure requirements on fair value measurements, removing and modifying certain disclosures, while adding other disclosures. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company expects to adopt the new guidance on its effective date and adoption is not expected to have a material impact on the Company's financial statement disclosures.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued guidance that will require companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. Different components of the guidance require modified retrospective or prospective adoption. This guidance does not apply to receivables arising from operating leases and, as discussed in Note 3, "Revenue Recognition," most of the Company's equipment rental revenue is accounted for as lease revenue under Topic 842. The Company expects to adopt this guidance when effective, and the impact on our financial statements is not expected to be material.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued guidance that will simplify the accounting for income taxes. The guidance removes the following exceptions: (i) exceptions to the approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, (ii) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, (iii) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and (iv) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: (i) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (ii) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, (iii) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), (iv) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and (v) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company expects to early adopt this guidance on January 1, 2020 and does not expect a material impact on its financial position, results of operations or cash flows.

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company’s business is primarily focused in North America with revenue from the United States representing approximately 89.9%, 88.9% and 88.2% of total revenue for the years ended December 31, 2019, 2018 and 2017, respectively.

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
The following table summarizes the applicable accounting guidance for the Company’s revenues (in millions):

	Year Ended December 31,
	2019			2018			2017
	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total	Topic 840	Topic 605	Total
Revenues:
Equipment rental	$1,549.9	$—	$1,549.9	$1,509.7	$—	$1,509.7	$1,372.3	$—	$1,372.3
Other rental revenue:
Delivery and pick-up	—	98.0	98.0	—	88.4	88.4	—	75.2	75.2
Other	53.9	—	53.9	60.2	—	60.2	51.5	—	51.5
Total other rental revenues	53.9	98.0	151.9	60.2	88.4	148.6	51.5	75.2	126.7
Total equipment rentals	1,603.8	98.0	1,701.8	1,569.9	88.4	1,658.3	1,423.8	75.2	1,499.0
Sales of rental equipment	—	242.8	242.8	—	256.2	256.2	—	190.8	190.8
Sales of new equipment, parts and supplies	—	44.0	44.0	—	49.3	49.3	—	52.3	52.3
Service and other revenues	—	10.4	10.4	—	12.9	12.9	—	12.4	12.4
Total revenues	$1,603.8	$395.2	$1,999.0	$1,569.9	$406.8	$1,976.7	$1,423.8	$330.7	$1,754.5

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Year Ended December 31,
	2019	2018	2017
Sales of rental equipment	$242.8	$256.2	$190.8
Sales of new equipment	21.0	21.3	26.9
Sales of parts and supplies	23.0	28.0	25.4
Total	$286.8	$305.5	$243.1

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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $15.6 million and $19.5 million as of December 31, 2019 and 2018, respectively.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables and contract assets and liabilities

Most of the Company's equipment rental revenue is accounted for under Topic 842. The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent the Company's equipment. Concentration of credit risk with respect to the Company's accounts receivable is limited because a large number of geographically diverse customers makes up its customer base. No single customer makes up more than 3% of the Company's equipment rental revenue or more than 5% of its accounts receivable balance for the last three years. The Company manages credit risk associated with its accounts receivable at the customer level through credit approvals, credit limits and other monitoring procedures. The Company maintains allowances for doubtful accounts that reflect the Company's estimate of the amount of receivables that the Company will be unable to collect based on its historical write-off experience.

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue for the years ended December 31, 2019 and 2018 that was included in the contract liability balance as of the beginning of such period.

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the years ended December 31, 2019 and 2018 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2019 and 2018.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	December 31, 2019	December 31, 2018
Rental equipment	$3,821.6	$3,840.7
Less: Accumulated depreciation	(1,331.6)	(1,336.0)
Rental equipment, net	$2,490.0	$2,504.7

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Property and Equipment

Property and equipment consists of the following (in millions):

	December 31, 2019	December 31, 2018
Land and buildings	$116.1	$120.2
Service vehicles	305.3	258.6
Leasehold improvements	94.3	89.1
Machinery and equipment	23.3	27.3
Computer equipment and software	64.9	64.8
Furniture and fixtures	15.1	14.6
Construction in progress	9.4	6.2
Property and equipment, gross	628.4	580.8
Less: accumulated depreciation	(316.6)	(298.3)
Property and equipment, net	$311.8	$282.5

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $54.0 million, $51.9 million and $46.8 million, respectively. Depreciation expense for property and equipment is included in "Direct operating" and "Selling, general and administrative" expenses in the Company's consolidated statements of operations.

The Company leases certain of its service vehicles and office equipment under finance leases. Depreciation of assets held under finance leases is included in depreciation expense. The gross amounts of property and equipment and related depreciation recorded under finance leases, included in the table above, were as follows (in millions):

	December 31, 2019	December 31, 2018
Service vehicles	$101.8	$87.7
Furniture and fixtures	1.0	—
	102.8	87.7
Less: accumulated depreciation	(46.2)	(50.3)
	$56.6	$37.4

The Company has entered into financing obligations to lease certain of its properties as discussed further in Note 11, "Financing Obligations." Depreciation of assets held under financing obligations is included in depreciation expense. The gross amounts of land, building and leasehold improvements and related depreciation recorded under financing obligations, included in the table above, were as follows (in millions):

	December 31, 2019	December 31, 2018
Land, building and leasehold improvements	$77.4	$76.6
Less: accumulated depreciation	(36.1)	(32.7)
	$41.3	$43.9

Note 6—Goodwill and Intangible Assets

Goodwill

The Company performed its annual goodwill impairment test as of October 1 and determined that no impairment existed for the years ended December 31, 2019 and 2018.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the Company's goodwill (in millions):

	Year Ended December 31,
	2019	2018
Balance at the beginning of the period:
Goodwill	$765.9	$765.9
Accumulated impairment losses	(674.9)	(674.9)
	91.0	91.0

Additions	2.6	—

Balance at the end of the period:
Goodwill	768.5	765.9
Accumulated impairment losses	(674.9)	(674.9)
	$93.6	$91.0

Intangible Assets

The Company performed its annual impairment test of indefinite-lived and finite-lived intangible assets as of October 1 and determined that no impairment existed for the years ended December 31, 2019 and 2018.

Intangible assets, net, consisted of the following major classes (in millions):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related	$11.4	$(8.9)	$2.5
Internally developed software(a)	34.9	(16.4)	18.5
Total	46.3	(25.3)	21.0
Indefinite-lived intangible assets:
Trade name	270.5	—	270.5
Total intangible assets, net	$316.8	$(25.3)	$291.5
(a)     Includes capitalized costs of $1.4 million yet to be placed into service.

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related	$11.4	$(7.8)	$3.6
Internally developed software(a)	30.4	(10.5)	19.9
Total	41.8	(18.3)	23.5
Indefinite-lived intangible assets:
Trade name	270.0	—	270.0
Total intangible assets, net	$311.8	$(18.3)	$293.5

(a)	Includes capitalized costs of $0.9 million yet to be placed into service.

Amortization of intangible assets for the years ended December 31, 2019, 2018 and 2017 was approximately $7.0 million, $5.4 million and $4.7 million, respectively. Based on the amortizable assets in-service as of December 31, 2019, the Company expects amortization expense to be approximately $7.1 million in 2020, $6.2 million in 2021, $4.0 million in 2022, $2.2 million in 2023 and $0.1 million in 2024.

Note 7—Assets Held for Sale and Impairment

As of December 31, 2019, the Company's assets held for sale consisted of the net assets of its remaining international operations outside of North America. The operations have been actively marketed for sale and management expects the sale to be completed within the next 12 months. In connection with the reclassification of the assets held for sale, an impairment analysis was performed and an impairment charge of approximately $4.0 million was recorded during the year ended December 31, 2019.

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

Note 8—Leases

The Company leases real estate, office equipment and service vehicles. The Company's leases have remaining lease terms of up to 15 years, some of which include options to extend the leases for up to 20 years. The Company has included the initial lease term and, in the case where there are options to extend, will include the option to extend if it has determined that it reasonably certain that the Company would exercise those options.

Leases are classified as either finance or operating at inception of the lease, with classification affecting the pattern of expense recognition in the income statement. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets represent the Company's right to use the leased asset for the lease term and lease liabilities represent the obligation to make lease payments. The liability is calculated as the present value of the remaining minimum rental payments for existing operating leases using either the rate implicit in the lease or, if none exists, the Company's incremental borrowing rate. The Company's capital leases are accounted for as finance leases; no significant changes have been made for the accounting of such leases upon adoption of Topic 842 on January 1, 2019.

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

The components of lease expense consist of the following (in millions):

	Classification	December 31, 2019
Operating lease cost(a)	Direct operating	$100.1
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization(b)	12.5
Interest on lease liabilities	Interest expense, net	1.7
Sublease income	Equipment rental revenue	(67.2)
Net lease cost		$47.1

(a) Includes short-term leases of $54.6 million for the year ended December 31, 2019, and variable lease costs of $4.3 million for the year ended December 31, 2019.

(b) Depreciation and amortization is included with selling, general and administrative expense.

During the second quarter of 2019, the Company entered into a plan of restructuring with respect to certain branches in Canada. As part of the plan, certain of its leased locations were closed and the Company recorded a ROU asset impairment of $4.8 million. Additionally, the Company recorded related leasehold improvement impairments of $0.7 million and severance charges of $2.2 million.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance sheet information related to leases consists of the following (in millions):

	Classification	December 31, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$207.3
Finance lease ROU assets	Property and equipment, net(a)	56.6
Total leased assets		$263.9
Liabilities
Current
Operating	Current maturities of operating lease liabilities	$30.5
Finance	Current maturities of long-term debt and financing obligations	21.8
Non-current
Operating	Operating lease liabilities	182.2
Finance	Long-term debt, net	34.4
Total lease liabilities		$268.9

Weighted average remaining lease term
Operating leases		8.6
Finance leases		5.8
Weighted average discount rate
Operating leases		3.89%
Finance leases		2.95%
(a) Finance lease right-of-use assets are recorded net of accumulated amortization of $46.2 million.

Cash flow information related to leases consists of the following (in millions):

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37.9
Operating cash flows from finance leases	1.7
Financing cash flows from finance leases	14.2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	76.3
Finance leases	39.1
Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases
2020	$37.3	$23.2
2021	35.8	7.1
2022	31.0	6.9
2023	26.9	6.5
2024	24.2	6.0
After 2025	96.2	11.0
Total lease payments	251.4	60.7
Less: Interest	(38.7)	(4.5)
Present value of lease liabilities	$212.7	$56.2

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	December 31, 2019	December 31, 2018
Accrued compensation and benefit costs	$26.8	$32.1
Rebate accrual	33.6	30.3
Taxes payable	16.0	21.2
Accrued interest	32.2	7.2
Customer related deferrals	11.3	9.6
Insurance reserves	9.2	8.0
Other	6.6	13.9
Total accrued liabilities	$135.7	$122.3

Note 10—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at December 31, 2019	Weighted Average Stated Interest Rate at December 31, 2019	Fixed or Floating Interest Rate	Maturity	December 31, 2019	December 31, 2018
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200.0	$—
Senior Secured Second Priority Notes
2022 Notes	N/A	N/A	N/A	N/A	—	427.0
2024 Notes	N/A	N/A	N/A	N/A	—	437.5
Other Debt
New ABL Credit Facility	N/A	3.22%	Floating	2024	650.0	—
Old ABL Credit Facility	N/A	N/A	N/A	N/A	—	1,085.2
AR Facility	N/A	2.48%	Floating	2020	175.0	175.0
Finance lease liabilities	2.95%	N/A	Fixed	2020-2027	56.2	38.1
Other borrowings	N/A	4.79%	Floating	2020	5.2	4.6
Unamortized Debt Issuance Costs(a)					(7.9)	(10.6)
Total debt					2,078.5	2,156.8
Less: Current maturities of long-term debt					(27.0)	(26.9)
Long-term debt, net					$2,051.5	$2,129.9

(a)
Unamortized debt issuance costs totaling $9.3 million related to the New ABL Credit Facility and AR Facility (as each is defined below) as of December 31, 2019 and $10.4 million related to the Old ABL Credit Facility (as defined below) and the AR Facility as of December 31, 2018 are included in "Other long-term assets" in the condensed consolidated balance sheets.

The effective interest rates for the fixed rate 2027 Notes (as defined below) includes the stated interest on the notes and the amortization of any debt issuance costs.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities

The nominal principal amounts of maturities of debt for each of the periods ending December 31 are as follows (in millions):

2020	$27.0
2021	6.2
2022	6.1
2023	5.9
2024	830.6
After 2024	1,210.6
Total	$2,086.4

The Company's liquidity needs arise from the funding of its costs of operations and capital expenditures and from debt service on its indebtedness. The Company believes that cash generated from operations and cash received from the disposal of rental and other equipment, together with amounts available under its new senior secured asset-based revolving credit facility (the "New ABL Credit Facility") and AR Facility (as defined below) will be adequate to permit the Company to meet its obligations over the next 12 months.

Senior Notes

On July 9, 2019, the Company issued $1.2 billion aggregate principal amount of its 5.50% Senior Notes due 2027 (the “2027 Notes”). The net proceeds were used to redeem the remaining 2022 Notes and 2024 Notes (as defined below) and repay a portion of the indebtedness outstanding under the then existing ABL Credit Facility. Interest on the 2027 Notes accrues at the rate of 5.50% per annum and will be payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2020. The 2027 Notes will mature on July 15, 2027.

Ranking; Guarantees

The 2027 Notes are the Company’s senior unsecured obligations, ranking equally in right of payment with all of the Company’s existing and future senior indebtedness, effectively junior to any of the Company’s existing and future secured indebtedness, including the New ABL Credit Facility, to the extent of the value of the assets securing such indebtedness, and senior in right of payment to any of the Company’s existing and future subordinated indebtedness. The 2027 Notes will be guaranteed on a senior unsecured basis, subject to limited exceptions including special purpose securitization subsidiaries, by the Company’s current and future domestic subsidiaries.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

New ABL Credit Facility

On July 31, 2019, Herc Holdings, Herc and certain other subsidiaries of Herc Holdings entered into a credit agreement with respect to a new senior secured asset-based revolving credit facility, which refinanced in full and replaced the then existing asset-based credit facility ("Old ABL Credit Facility") and related guarantee and collateral/security agreements. On July 31, 2019, Herc Holdings borrowed $722.0 million under the New ABL Credit Facility and repaid all amounts outstanding under the Old ABL Credit Facility.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Old ABL Credit Facility

The Company's Old ABL Credit Facility, executed by its Herc subsidiary, provided for senior secured revolving loans up to a maximum aggregate principal amount of $1,750 million (subject to availability under a borrowing base), including revolving loans in an aggregate principal amount of $1,750 million available to Canadian borrowers and U.S. borrowers, that had a maturity date of June 30, 2021. Up to $250 million of the revolving loan facility was available for the issuance of letters of credit, subject to certain conditions including issuing lender participation. On July 31, 2019, Herc Holdings borrowed $722.0 million under the New ABL Credit Facility and repaid all amounts outstanding under the Old ABL Credit Facility. The Company recorded a loss on early extinguishment of debt of $2.6 million comprised of unamortized debt issuance costs.

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

The agreements governing the AR Facility contain restrictions and covenants which include limitations applicable to Herc, the Herc subsidiary seller and the SPE on the creation of certain liens, and restrictions and covenants which include limitations applicable to the SPE on the making of certain restricted payments, and limitations applicable to Herc and the SPE with respect to certain corporate acts such as mergers, consolidations and the sale of substantially all assets, with certain exceptions. The Company was in compliance with all such covenants as of December 31, 2019.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Other Borrowings

In November 2019, the Company's subsidiary in China entered into uncommitted credit agreements with a bank for up to the aggregate principal amount of $10.0 million. Interest accrues on the loans drawn under these facilities at an applicable loan prime rate plus 0.535% published by National Interbank Funding Center and is payable quarterly. As of December 31, 2019, the Company had short-term borrowings under these facilities totaling $5.2 million.

Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company as of December 31, 2019 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
New ABL Credit Facility	$1,079.4	$1,079.4
AR Facility	—	—
Total	$1,079.4	$1,079.4

At December 31, 2019, the Company's borrowing base was capped at $175.0 million by the aggregate commitments under the AR Facility. Subsequent to December 31, 2019, the borrowing base under the AR Facility declined to $169.4 million.

In addition, as of December 31, 2019, the Company's subsidiary in China had uncommitted credit facilities of which $4.8 million was available for borrowing.

Letters of Credit

As of December 31, 2019, $20.6 million of standby letters of credit were issued and outstanding under the New ABL Credit Facility, none of which had been drawn upon. The New ABL Credit Facility had $229.4 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Note 11—Financing Obligations

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

In connection with these transactions, the Company capitalized $2.7 million in deferred financing obligations issuance costs. The costs are being amortized to interest expense using the effective interest method. Interest expense related to the amortization of these costs for the year ended December 31, 2019, 2018 and 2017 was $0.4 million, $0.2 million and $0.1 million, respectively.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at December 31, 2019	Maturity	December 31, 2019	December 31, 2018
Financing obligations	4.89%	2026-2038	$123.5	$122.1
Unamortized financing issuance costs			(2.5)	(2.8)
Total financing obligations			121.0	119.3
Less: Current maturities of financing obligations			(3.4)	(3.0)
Financing obligations, net			$117.6	$116.3

As of December 31, 2019, future minimum financing payments for the agreements referred to above are as follows (in millions):

2020	$9.4
2021	9.4
2022	9.4
2023	9.4
2024	9.4
Thereafter	111.2
Total minimum financing obligations payments	158.2
Obligations subject to non-cash gain on future sale of property	34.4
Less amount representing interest (at a weighted-average interest rate of 4.89%)	(69.1)
Total financing obligations	$123.5

Note 12—Employee Retirement Benefits

401(k) Savings Plan and Other Defined Contribution Plan

On July 1, 2016, the Company established the Herc Holdings Savings Plan covering all of its U.S. employees. Contributions to the plans are made by both the employee and the Company. Company contributions to these plans are based on the level of employee contributions and formulas determined by the Company. Expenses for the defined contribution plans for the years ended December 31, 2019, 2018 and 2017 were approximately $11.4 million, $10.5 million and $9.4 million, respectively.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains/losses and prior service credits that arise but were not previously required to be recognized as components of net periodic benefit cost. Other comprehensive income (loss) is adjusted as these amounts are later recognized in the statement of operations as components of net periodic benefit cost.

The Company’s policy for funded plans is to contribute, at a minimum, amounts required by applicable laws, regulations and union agreements. The Plan represents approximately 99% of the Company's defined benefit plan obligations and 100% of its plan assets. The Company made a $2.8 million contribution to the plan in 2019, however, no cash contributions were made in 2018 or 2017. The level of future contributions will vary and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

Additionally, pursuant to various collective bargaining agreements, certain union-represented employees participate in multiemployer pension plans.
The following table provides a reconciliation of benefit obligations and plan assets of the Company’s pension plans and postretirement benefit plans (in millions):

	Pension		Postretirement
	2019	2018	2019	2018
Change in Projected Benefit Obligations
Benefit obligations at beginning of year	$148.5	$160.0	$1.0	$1.1
Interest cost	6.2	5.7	—	—
Plan settlements	(6.3)	(7.9)	—	—
Benefits paid	(0.4)	(0.2)	—	—
Adjustment (1)	—	1.1	—	—
Actuarial (gain) loss	15.5	(10.2)	—	(0.1)
Benefit obligations at end of year	$163.5	$148.5	$1.0	$1.0

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$123.6	$140.4	$—	$—
Actual return on plan assets	24.0	(10.2)	—	—
Employer contribution	2.8	—	—	—
Plan settlements	(6.3)	(7.9)	—	—
Benefits paid	(0.4)	(0.2)	—	—
Adjustment (1)	—	1.5	—	—
Fair value of plan assets at end of year	$143.7	$123.6	$—	$—

Funded Status	$(19.8)	$(24.9)	$(1.0)	$(1.0)

Accumulated benefit obligations	$163.5	$148.5
(1) In connection with the Spin-Off, assets were allocated between THC and the Company in proportion to the associated liability. The adjustment for 2018 represented the final allocation and settlement with the Hertz Plan.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension		Postretirement
	2019	2018	2019	2018
Amounts Recognized in Balance Sheet
Accrued liabilities	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Other long-term liabilities	(19.7)	(24.8)	(0.9)	(0.9)
Net amount recognized	$(19.8)	$(24.9)	$(1.0)	$(1.0)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial gain (loss)	$(20.3)	$(25.6)	$0.2	$0.2
Prior service credits	0.1	0.1	—	—
Net amount recognized	$(20.2)	$(25.5)	$0.2	$0.2

Weighted‑Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	3.2%	4.3%	3.2%	4.2%
Average rate of increase in compensation	—%	—%	—%	—%
Initial healthcare cost trend rate	N/A	N/A	5.8%	6.1%
Ultimate healthcare cost trend rate	N/A	N/A	4.5%	4.5%

The benefit obligations and fair value of plan assets for the Company’s qualified and non-qualified pension and postretirement plans with projected benefit obligations or accumulated benefit obligations in excess of plan assets are as follows (in millions):

	Pension		Postretirement
	2019	2018	2019	2018
Plans with Benefit Obligations in Excess of Plan Assets
Projected benefit obligations	$163.5	$148.5	$1.0	$1.0
Accumulated benefit obligations	163.5	148.5	—	—
Fair value of plan assets	143.7	123.6	—	—

The following table sets forth the net periodic pension cost (benefit) (in millions):

	Years Ended December 31,
	2019	2018	2017
Components of Net Periodic Pension Cost (Benefit):
Interest cost	$6.2	$5.7	$6.1
Expected return on plan assets	(5.2)	(6.0)	(6.2)
Net amortization of actuarial net loss	1.1	0.7	1.4
Settlement loss	0.8	1.2	0.9
Net periodic pension cost (benefit)	$2.9	$1.6	$2.2

Weighted‑Average Assumptions Used to Determine Net Periodic Pension Cost (Benefit)
Discount rate	4.3%	3.6%	4.1%
Expected return on assets	5.8%	5.6%	6.5%
Average rate of increase in compensation	—%	—%	—%

The net periodic postretirement cost was immaterial in 2019, 2018 and 2017.

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

There was no average rate of increase in compensation for 2019, 2018 or 2017 as there are no longer any employees in the Plan accruing benefits.

The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached in 2038. Changing the assumed health care cost trend rates by one percentage point is estimated to have an immaterial (less than $0.1 million) impact on the accumulated postretirement benefit obligation as of December 31, 2019 and the 2019 aggregate of service and interest costs.

The Company expects to amortize $0.5 million of net actuarial losses from accumulated other comprehensive loss into net periodic pension cost (benefit) in 2020.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value measurements of all plan assets are based upon significant other observable inputs (Level 2), except for cash which is based upon quoted market prices in active markets for identical assets (Level 1). The following represents the Company's pension plan assets (in millions):

Asset Category	December 31, 2019	December 31, 2018
Cash	$2.3	$1.9
Short Term Investments	0.1	0.1
Equity Securities:
U.S. Large Cap	20.0	14.7
U.S. Mid Cap	4.6	3.2
U.S. Small Cap	1.2	1.2
International Developed	18.6	14.3
International Emerging Markets	6.9	6.8
Fixed Income Securities:
U.S. Treasuries	22.2	21.0
Corporate Bonds	41.5	37.2
Government Bonds	9.9	7.1
Municipal Bonds	2.8	2.7
Mortgage-Backed Securities	2.9	1.2
Asset-Backed Securities	2.5	3.6
Bank Loans	7.1	6.6
Other	1.1	2.0
Total fair value of pension plan assets	$143.7	$123.6

Estimated Future Benefit Payments

The following table presents estimated future benefit payments (in millions):

	Pension	Postretirement
2020	$6.1	$0.1
2021	6.6	0.1
2022	7.5	0.1
2023	8.5	0.1
2024	9.9	0.1
2025-2029	61.7	0.4
	$100.3	$0.9

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

The Company's participation in multiemployer plans for the annual period ended December 31, 2019 is outlined in the table below. For each plan that is individually significant to the Company, the following information is provided:

•	The "EIN / Pension Plan Number" column provides the Employer Identification Number assigned to a plan by the Internal Revenue Service.

•
The "Pension Protection Act Zone Status" available is for plan years that ended in 2019 and 2018. The zone status is based on information provided to the Company and other participating employers by each plan and is certified by the plan's actuary. A plan in the "red" zone has been determined to be in "critical status," based on criteria established under the Internal Revenue Code, or the "Code," and is generally less than 65% funded. A plan in the "yellow" zone has been determined to be in "endangered status," based on criteria established under the Code, and is generally less than 80% funded. A plan in the "green" zone has been determined to be neither in "critical status" nor in "endangered status," and is generally at least 80% funded.

•
The "FIP/RP Status Pending/Implemented" column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the "yellow" zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2019.

•
The "Surcharge Imposed" column indicates whether a surcharge was paid during the most recent annual period presented for the Company's contributions to any plan in the red zone in accordance with the requirements of the Code. The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributed to the plans.

There are no plans where the amount contributed by the Company represents more than 5% of the total contributions to the plan for the years ended December 31, 2019, 2018 and 2017.

(In millions)	EIN / Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Pension Fund		2019	2018		2019	2018	2017
Midwest Operating Engineers	36-6140097	Green	Green	N/A	$1.0	$0.9	$0.8	N/A	5/31/2021
Other Plans (a)					1.2	1.1	0.9
Total contributions					$2.2	$2.0	$1.7
(a)    Consists of six plans, none of which are individually significant to the Company.

Note 13—Stock-Based Compensation

On May 17, 2018, the Herc Holdings Inc. 2018 Omnibus Incentive Plan (the "2018 Omnibus Plan") was approved and replaced the Herc Holdings Inc. 2008 Omnibus Incentive Plan. The 2018 Omnibus Plan provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted awards (shares and units) and deferred stock units to key executives, employees, non-management directors and non-employee consultants. The total number of common shares authorized for issuance under the 2018 Omnibus Plan is 2,200,000, of which approximately 1,913,000 remains available as of December 31, 2019 for future incentive awards.

Stock-based compensation awards are measured on their grant date using a fair value method and are recognized in the statement of operations over the requisite service period. The Company's stock-based compensation expense is included in “Selling, general and administrative” expense in the Company's consolidated statements of operations.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the expenses and associated income tax benefits recognized (in millions):

	Year Ended December 31,
	2019	2018	2017
Compensation expense	$19.5	$13.4	$10.1
Income tax benefit	(5.1)	(3.5)	(2.5)
Total	$14.4	$9.9	$7.6

As of December 31, 2019, there was $15.8 million of total unrecognized compensation cost related to non-vested stock options, restricted stock units ("RSUs") and performance stock units ("PSUs"). The total unrecognized compensation cost is expected to be recognized over the remaining 1.5 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Stock Options

All stock options granted had a per-share exercise price of not less than the fair market value of one share of common stock on the grant date. Stock options vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the 2018 Omnibus Plan). No stock options are exercisable after ten years from the grant date.

The Company’s practice is to grant stock options at fair market value. Options vest over four years with terms of five years to 10 years, assuming continued employment with certain exceptions. Vesting of the option awards is contingent upon meeting certain service conditions. The fair value of option grants is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. Forfeitures were estimated based on an analysis of actual option forfeitures. There were no stock options granted during 2019, 2018 or 2017.

A summary of option activity is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions of dollars) (a)
Outstanding at December 31, 2018	370,273	$37.56
Granted	—	—
Exercised	(25,508)	32.93
Forfeited or expired	(2,267)	33.19
Outstanding at December 31, 2019	342,498	$37.94
Expected to Vest at December 31, 2019	63,845	$33.31	3.6	$1.0
Exercisable at December 31, 2019	278,122	$39.01	2.9	$3.4

(a) Market price per share on December 31, 2019 was $48.94. The intrinsic value is zero for options with exercise prices above market value.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock options as of December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$30.01-40.00	277,998	33.19	3.6	214,501	33.19	3.6
40.01-50.00	3,616	42.18	3.4	2,737	42.27	3.3
50.01-60.00	46,820	56.12	0.5	46,820	56.12	0.5
70.01-80.00	14,064	70.14	0.1	14,064	70.14	0.1
	342,498	$37.94		278,122	$39.01

Additional information pertaining to stock option activity under the Omnibus Plan is as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Aggregate intrinsic value of stock options exercised (a)	$0.3	$0.5	$0.3
Cash received from the exercise of stock options	0.8	0.5	0.7
Tax benefit realized on exercise of stock options	0.1	0.1	0.1

(a)	The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

Performance Stock Units

PSUs will vest based on the achievement of pre-determined performance goals over performance periods determined by the Company's Compensation Committee. Each of the units granted represent the right to receive one share of the Company's common stock on a specified future date. Compensation expense for PSUs is based on the grant date fair value and is recognized ratably over the three year vesting period. In addition to the service vesting condition, the PSUs have an additional vesting condition which calls for the number of units to be awarded being based on the achievement of certain performance measures over the applicable measurement period. In the event of an employee's death or disability, a pro rata portion of the employee's PSUs will vest to the extent performance goals are achieved at the end of the performance period.

A summary of the PSU activity is presented below.

	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	267,107	$48.60
Granted	162,490	40.79
Vested	(97,997)	34.48
Forfeited	(9,807)	49.97
Nonvested at December 31, 2019	321,793	$48.91

The weighted average per share grant-date fair values of PSUs granted during 2019, 2018 and 2017 were $40.79, $64.51 and $47.88, respectively. The total fair value of PSUs that vested during 2019 and 2018 were $3.4 million and $3.2 million, respectively. There were no PSUs that vested in 2017.

PSUs granted in 2019, 2018 and 2017 include vesting conditions based on the achievement of the Company's return on invested capital performance measured over a three-year period starting from the year of grant.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units

RSUs granted under the Omnibus Plan will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the Compensation Committee. Compensation expense for RSUs is based on the grant date fair value and is recognized ratably over the vesting period which generally ranges from one year to three years.

A summary of the RSU activity under the Omnibus Plan is presented below.

	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	456,654	$46.57
Granted	245,176	41.18
Vested	(263,396)	40.44
Forfeited	(27,365)	47.71
Nonvested at December 31, 2019	411,069	$47.17

The weighted average per share grant date fair values of RSUs granted during 2019, 2018 and 2017 were $41.18, $62.89 and $45.61, respectively. The total fair value of RSUs that vested during 2019, 2018 and 2017 was $10.7 million, $3.0 million and $1.6 million, respectively.

Note 14—Income Taxes

The components of income (loss) before income taxes for the periods were as follows (in millions):

	Years Ended December 31,
	2019	2018	2017
Domestic	$61.9	$60.5	$(59.2)
Foreign	1.7	8.3	(5.2)
Income (loss) before income taxes	$63.6	$68.8	$(64.4)

The provision (benefit) for income taxes consists of the following (in millions):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$(1.4)	$2.2	$2.0
Foreign	3.5	1.9	5.0
State and local	3.7	5.5	(3.3)
Total current	5.8	9.6	3.7
Deferred:
Federal	15.9	(7.0)	(214.9)
Foreign	0.4	(1.9)	(4.6)
State and local	(6.0)	(1.0)	(8.9)
Total deferred	10.3	(9.9)	(228.4)
Total income tax provision (benefit)	$16.1	$(0.3)	$(224.7)

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal items of the U.S. and foreign net deferred tax assets and liabilities are as follows (in millions):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Employee benefit plans	$5.5	$6.8
Tax credit carryforwards	2.1	4.2
Right-of-use assets	54.7	—
Accrued expenses	35.0	34.9
Net operating loss carryforwards	122.9	101.8
Total deferred tax assets	220.2	147.7
Less: valuation allowance	(9.0)	(5.8)
Total net deferred tax assets	211.2	141.9
Deferred tax liabilities:
Deferred state gain	—	(6.3)
Lease liabilities	(53.2)	—
Outside basis difference in foreign subsidiaries and other	(2.0)	(3.4)
Depreciation on tangible assets	(545.7)	(512.5)
Intangible assets	(69.6)	(67.8)
Total deferred tax liabilities	(670.5)	(590.0)
Net deferred tax liability	$(459.3)	$(448.1)

As of December 31, 2019, a deferred tax asset of $104.6 million was recorded for unutilized federal net operating loss carryforwards ("NOL carryforwards"). The total federal NOL carryforwards are $509.1 million and the federal NOL carryforwards begin to expire in 2031. State NOL carryforwards have generated a deferred tax asset of $11.1 million and expire over various years beginning in 2020.

As of December 31, 2019, deferred tax assets of $2.0 million were recorded for federal Alternative Minimum Tax and various non-U.S. Tax Credits. As of December 31, 2019, deferred tax assets of $7.2 million were recorded for foreign NOL carryforwards of $35.6 million, of which $15.9 million have an indefinite carryforward period.

In determining the valuation allowance, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with Topic 740. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. Based on the assessment, as of December 31, 2019, total valuation allowances of $9.0 million were recorded against deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not the remaining deferred tax assets of $211.2 million will be realized and as such no valuation allowance has been provided on these assets.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax in the accompanying consolidated statements of operations differs from the income tax calculated by applying the statutory federal income tax rate to income (loss) before income taxes due to the following (in millions):

	Years Ended December 31,
	2019	2018	2017
Income tax (benefit) provision at statutory rate	$13.3	$14.4	$(22.5)

Increases (decreases) resulting from:
Foreign taxes	0.9	0.9	1.9
State and local income taxes, net of federal income tax	(3.7)	3.6	2.6
Federal and foreign	3.1	1.1	0.5
Enactment of the 2017 Tax Act	—	(20.8)	(207.1)
Finalization of estimates from Spin-Off	—	—	(0.9)
Change in valuation allowance	2.6	(1.5)	1.1
Outside basis difference in foreign subsidiaries	(0.9)	0.9	—
All other items, net	0.8	1.1	(0.3)
Income tax (benefit) provision	$16.1	$(0.3)	$(224.7)

As a result of the 2017 Tax Act, previously undistributed earnings from foreign subsidiaries are deemed to have been repatriated as of December 31, 2017 for federal income tax purposes. Beginning in 2018, companies are generally able to repatriate earnings from foreign subsidiaries with no U.S. federal income tax impact. As of December 31, 2018, and as part of the finalization of the tax impacts of the 2017 Tax Act under SAB 118, the Company has determined not to assert that earnings from foreign operations are permanently reinvested. The Company therefore recorded a deferred tax liability of $1.8 million with respect to the expected future tax liability associated with the repatriation of these earnings in the future. As of December 31, 2019, the Company had sold all interests in foreign subsidiaries that were responsible for recording the liability. As such, a benefit of $1.8 million was recorded related to the reversal of the future tax liability. As of December 31, 2019, the Company has not changed its assertion that earnings from foreign operations are not permanently invested. The Company, as a matter of policy, looks to repatriate foreign earnings in a tax efficient manner.  Many foreign jurisdictions impose taxes on distributions to other jurisdictions.  Due to the variations and complexities of these laws, the Company believes it would be impractical to calculate and accrue these taxes beyond the normal earnings and profits standard for U.S. tax purposes.

As of December 31, 2019, the Company is maintaining the assertion that future earnings associated with the potential stock sale or liquidation of foreign subsidiaries is permanently reinvested. Accordingly, the Company has not recorded any deferred tax liabilities associated with these book-to-tax differences. The Company has analyzed the potential tax liability associated with these differences to be approximately $44.8 million.

During the year ended December 31, 2019 the Company recorded unrecognized tax benefits of $2.3 million related to tax positions in the prior periods.

The Company conducts business globally and, as a result, files one or more income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The open tax years for these jurisdictions span from 2005 to 2018. The IRS completed its audit of the Company's 2007 to 2011 consolidated income tax returns, in which Herc was included, and had no changes to the previously filed tax returns. The Company is currently under audit for the 2014 and 2015 income tax years. The Company was also recently notified that the IRS will be auditing the 2016 income tax return. Several U.S. state and non-U.S. jurisdictions are under audit. The Company does not expect any material assessments resulting from these audits.

In December 2017, the 2017 Tax Act was enacted. This legislation had significant impact on the current tax environment in the U.S. Subsequent to the enactment of the 2017 Tax Act, the Securities and Exchange Commission ("SEC") provided guidance issued in Staff Accounting Bulletin No. 118 ("SAB 118") on how public companies should report the effects of the 2017 Tax Act in future SEC filings. The Company performed an initial analysis of the 2017 Tax Act in accordance with this guidance. The Company recognized, as an estimate, an income tax net benefit of $207.1 million for the year ended December 31, 2017 associated

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the items that were reasonably estimable. This net benefit reflected (i) a $245.2 million revaluation of the Company's net deferred tax liability based on a U.S. federal tax rate of 21%, partially offset by (ii) a one-time transition tax of $38.1 million on unremitted foreign earnings and profits (the $38.1 million did not represent cash taxes paid due to the utilization of NOL carryforwards.

During the fourth quarter of 2018, the Company completed the analysis of the 2017 Tax Act in accordance with SAB 118. Below is a summary of the key provisions of the 2017 Tax Act as finalized (in millions):

	Years ended December 31,
	2019	2018	2017
Tax Rate Reduction	$—	$14.3	$(245.2)
Deemed Repatriation	—	(35.1)	38.1
Total benefit related to the 2017 Tax Act	$—	$(20.8)	$(207.1)

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

Deemed Repatriation

Under the 2017 Tax Act, companies were required, as part of the December 31, 2018 income tax reporting, to calculate the amount of previously unrepatriated earnings from foreign operations and remit a one-time tax (“Toll Charge”) on these previously untaxed earnings. The Company recognized an estimated tax expense of $38.1 million associated with this deemed repatriation for the year ended December 31, 2017. Based on the finalization of the analysis in 2018, the Company recorded a benefit of approximately $35.1 million with respect to the Toll Charge. This benefit was partially offset by a rate reduction on federal NOL carryforwards previously utilized at 35% and reduced to 21%. The Company elected to utilize current NOL carryforwards to offset the remaining deemed repatriation income balance and therefore recorded no income tax payable for U.S. federal tax purposes.

Interest Expense Limitation

Beginning in 2018, interest expense deductions are limited to 30% of adjusted taxable income, subject to certain provisions. The Company completed the analysis with respect to the interest expense limitation. The Company was not subject to this limitation in 2019 or 2018.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 15—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) are presented in the tables below (in millions):

	Pension and Other Post-Employment Benefits	Unrealized Gains on Hedging Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(18.7)	$2.7	$(106.4)	$(122.4)
Other comprehensive income before reclassification	3.3	(1.5)	11.5	13.3
Amounts reclassified from accumulated other comprehensive loss	(0.6)	—	—	(0.6)
Net current period other comprehensive income	2.7	(1.5)	11.5	12.7
Balance at December 31, 2019	$(16.0)	$1.2	$(94.9)	$(109.7)

	Pension and Other Post-Employment Benefits	Unrealized Gains on Hedging Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(13.5)	$1.3	$(86.4)	$(98.6)
Other comprehensive income before reclassification	(5.6)	1.1	(20.0)	(24.5)
Amounts reclassified from accumulated other comprehensive loss	2.9	—	—	2.9
Cumulative effect of accounting change (Note 14)	(2.5)	0.3	—	(2.2)
Net current period other comprehensive income	(5.2)	1.4	(20.0)	(23.8)
Balance at December 31, 2018	$(18.7)	$2.7	$(106.4)	$(122.4)

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts reclassified from accumulated other comprehensive income (loss) to net income were as follows (in millions):

	Twelve Months Ended December 31,
Pension and other postretirement benefit plans	2019	2018	2017	Statement of Operations Caption
Amortization of actuarial losses	$1.1	$0.7	$1.4	Selling, general and administrative
Settlement loss	0.8	1.2	0.9	Selling, general and administrative
Total	1.9	1.9	2.3
Tax benefit (provision)	(2.5)	1.0	(1.2)	Income tax benefit (provision)
Total reclassifications for the period	$(0.6)	$2.9	$1.1

Note 16—Commitments and Contingencies

Legal Proceedings

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a putative shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Hertz Holdings made material misrepresentations and/or omission of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The complaint sought unspecified monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings moved to dismiss the amended complaint. In October 2014, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing the plaintiff to amend the complaint a second time. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, Hertz Holdings moved to dismiss the second amended complaint. In July 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing plaintiff to file a third amended complaint. In August 2015, plaintiff filed a third amended complaint which included additional allegations, named additional then-current and former officers as defendants and expanded the putative class period to extend from February 14, 2013 to July 16, 2015. In November 2015, Hertz Holdings moved to dismiss the third amended complaint. The plaintiff then sought leave to add a new plaintiff because of challenges to the standing of the first plaintiff. The court granted plaintiff leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint with prejudice on March 24, 2016. In April 2017, the court granted Hertz Holdings' and the individual defendants' motions to dismiss and dismissed the action with prejudice. In May 2017, plaintiff filed a notice of appeal and, in June 2018, oral argument was conducted before the U.S. Court of Appeals for the Third Circuit. In September 2018, the court affirmed the dismissal of the action with prejudice. On February 5, 2019, plaintiff filed a motion to set aside the judgment against it, and for leave to file a fifth amended complaint.  The proposed amended complaint would add allegations related to the settlement with the SEC that, among other things, ordered New Hertz to cease and desist from violating certain of the federal securities laws and imposed a civil penalty of $16.0 million. On February 26, 2019, New Hertz filed an opposition to plaintiff’s motion for relief from judgment and leave to file a fifth amended complaint. On March 8, 2019, plaintiff filed a reply in support of that motion. On September 30, 2019, the court denied plaintiff’s motion for relief from judgment and leave to file a fifth amended complaint. On October 30, 2019, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Environmental

The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. The probable expenses that the Company expects to incur for such matters have been accrued, and those expenses are reflected in the Company's consolidated financial statements. As of December 31, 2019 and December 31, 2018, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" were $0.2 million and $0.1 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which the Company ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as the Company's connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Guarantee

The Company has an outstanding bank loan in connection with a previous joint venture. The Company has determined the maximum potential payment amount under the guarantee is approximately $6.3 million; however the Company has not recorded a liability

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on its balance sheet as of December 31, 2019 as the bank loan is collateralized by the rental equipment and other assets of the joint venture entity and has maturities through 2023.

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

Cash Equivalents and Investments

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at December 31, 2019 or 2018.

Financial Instruments

The fair value of the Company's financial instruments as of December 31, 2019 and 2018 are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Obligations

The fair values of the Company's New ABL Credit Facility, ABL Credit Facility, AR Facility, finance lease liabilities and other borrowings approximated their book values as of December 31, 2019 and 2018. The fair value of the Company's 2027 Notes, 2022 Notes and 2024 Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	December 31, 2019		December 31, 2018
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200.0	$1,265.0	$—	$—
2022 Notes and 2024 Notes	—	—	864.5	901.2

Note 18—Equity Earnings Per Share

Earnings Per Share
Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data).

	Year Ended December 31,
	2019	2018	2017
Basic and diluted earnings per share:
Numerator:
Net income, basic and diluted	$47.5	$69.1	$160.3
Denominator:
Basic weighted average common shares	28.7	28.4	28.3
Stock options, RSUs and PSUs	0.4	0.5	0.3
Weighted average shares used to calculate diluted earnings (loss) per share	29.1	28.9	28.6
Earnings per share:
Basic	$1.66	$2.43	$5.66
Diluted	$1.63	$2.39	$5.60
Antidilutive stock options, RSUs and PSUs	0.3	0.2	0.4

Note 19—Related Party Transactions

Agreements with Carl C. Icahn

The Company is subject to the Nomination and Standstill Agreement, dated September 15, 2014 (the "Nomination and Standstill Agreement"), with Carl C. Icahn and certain related entities and individuals. In connection with their appointments or nomination, as applicable, to the Company’s board of directors (the "Board"), each of Jonathan Frates, Louis J. Pastor and Nicholas F. Graziano (collectively, the "Icahn Designees," and, together with Carl C. Icahn and the other parties to the Nomination and Standstill Agreements the "Icahn Group") executed a Joinder Agreement agreeing to become bound as a party to the terms and conditions of the Nomination and Standstill Agreement (such Joinder Agreements, together with the Nomination and Standstill Agreement, are collectively referred to herein as the "Icahn Agreements").

Pursuant to the Icahn Agreements, the Icahn Designees were appointed to the Company’s Board. So long as an Icahn Designee is a member of the Board, the Board will not be expanded beyond its current size without approval from the Icahn Designees then on the Board. In addition, pursuant to the Icahn Agreements, subject to certain restrictions and requirements, the Icahn Group will have certain replacement rights in the event an Icahn Designee resigns or is otherwise unable to serve as a director (other than as a result of not being nominated by the Company for an annual meeting).

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Transition Services Agreement

The Company entered into a transition services agreement ("TSA"), pursuant to which New Hertz or its affiliates provided, during the year ended December 31, 2018, specified services, primarily consisting of IT support, to the Company on a transitional basis to help ensure an orderly transition following the Spin-Off. Effective upon the migration of the Company’s financial systems from the New Hertz system to a stand-alone system in July 2018, the Company receives no further services from New Hertz under the TSA. During the year ended December 31, 2018 and 2017, the Company incurred expenses of $6.3 million and $18.4 million, respectively, under the TSA which are included in "Direct operating" and "Selling, general and administrative" expenses in the Company's condensed consolidated statements of operations.

Tax Matters Agreement

The Company entered into a tax matters agreement with New Hertz that governs the parties' rights, responsibilities and obligations after the Spin-Off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We generate substantially all of our equipment rental revenue in North America. For each of the last three fiscal years, revenues from our external customers attributed to the U.S. and all foreign countries (primarily Canada) in total are set forth below:

	Years Ended December 31,
	2019	2018	2017
United States	$1,796.6	$1,757.8	$1,548.1
International	202.4	218.9	206.4
Total revenue	$1,999.0	$1,976.7	$1,754.5

Geographic information for long-lived assets, which consist primarily of rental equipment and property and equipment, was as follows (in millions):

	December 31, 2019	December 31, 2018
Total assets at end of year
United States	$3,360.4	$3,182.7
International	456.6	427.5
Total	$3,817.0	$3,610.2
Rental equipment, net, at end of year
United States	$2,254.2	$2,248.3
International	235.8	256.4
Total	$2,490.0	$2,504.7
Property and equipment, net, at end of year
United States	$291.5	$256.3
International	20.3	26.2
Total	$311.8	$282.5

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22—Quarterly Financial Information (Unaudited)

Provided below is a summary of the quarterly operating results during 2019 and 2018. Amounts are computed independently each quarter. As a result, the sum of the quarter's amounts may not equal the total amount for the respective year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share data)	2019	2019	2019	2019
Revenues	$475.7	$475.1	$508.1	$540.1
Income (loss) before income taxes	(9.8)	15.0	5.2	53.2
Net income (loss)(a)	(6.7)	9.7	9.4	35.1
Earnings (loss) per share:
Basic	$(0.23)	$0.34	$0.33	$1.22
Diluted	$(0.23)	$0.33	$0.32	$1.20

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share data)	2018	2018	2018	2018
Revenues	$431.3	$485.5	$516.2	$543.7
Income (loss) before income taxes	(15.2)	0.5	45.2	38.3
Net income (loss)(b)	(10.1)	(0.3)	46.2	33.3
Earnings (loss) per share:
Basic	$(0.36)	$(0.01)	$1.62	$1.17
Diluted	$(0.36)	$(0.01)	$1.60	$1.16

(a)
Net income for the second quarter includes a restructuring charge of $7.7 million, the third quarter includes a loss on the early extinguishment of debt of $53.6 million as discussed in Note 10, "Debt" and the fourth quarter includes an impairment of $4.0 million related to certain assets held for sale.

(b)
Net income for the third quarter, fourth quarter and full year 2018 includes a net benefit of $14.8 million, $6.0 million and $20.8 million, respectively, associated with the finalization of the impacts of the 2017 Tax Act discussed further in Note 14, "Income Taxes." The third quarter includes the early redemption of $123.5 million of Notes, resulting in a loss on the early extinguishment of debt of $5.4 million as discussed in Note 10, "Debt".

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

HERC HOLDINGS INC. AND SUBSIDIARIES

(In millions)

	Beginning Balance	Provisions	Translation Adjustments	Deductions	Ending Balance
Receivables allowances:
Year to date December 31, 2019	$21.5	$48.2	$0.1	$(51.0)	$18.8
Year to date December 31, 2018	26.9	57.8	(0.2)	(63.0)	21.5
Year to date December 31, 2017	24.9	52.4	0.3	(50.7)	26.9

Tax valuation allowances:
Year to date December 31, 2019	$5.8	$4.4	$—	$(1.2)	$9.0
Year to date December 31, 2018	7.6	0.3	(0.3)	(1.8)	5.8
Year to date December 31, 2017	4.5	2.8	0.3	—	7.6

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2019.

The effectiveness of our internal control over financial reporting, as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our executive officers is included in Part I under the caption "Executive Officers of Registrant."

The other information required by this item is incorporated herein by reference to the information contained under the headings "Proposal 1. Election of Directors", "Delinquent Section 16(a) Reports" and "Corporate Governance; Board and Committee Matters" in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the applicable information in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,075,360	37.94	1,912,920
Equity compensation plans not approved by security holders	—	—	—
Total	1,075,360		1,912,920

(1)
Represents the weighted average exercise price of 342,498 outstanding stock options as of December 31, 2019. The remaining securities under this plan as of December 31, 2019 are restricted stock units and performance stock units, which have no exercise price and have been excluded from the calculation of the weighted average exercise price above.

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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed as part of this Report

(1) Consolidated financial statements:

Report of Independent Registered Public Accounting Firm
Herc Holdings Inc. and Subsidiaries Consolidated Balance Sheets at December 31, 2019 and 2018
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

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

4.1
Indenture (including the form of Notes), dated as of July 9, 2019, among Herc Holdings Inc., the guarantors party thereto, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K for Herc Holdings, Inc. (File No. 001-33139), as filed on July 9, 2019).

4.2*	Description of Securities of Registrant.
4.3
Nomination and Standstill Agreement, dated September 15, 2014, by and among the persons and entities listed on Schedule A thereto and Herc Holdings (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on September 16, 2014).

4.4
Confidentiality Agreement, dated September 15, 2014, by and among the persons and entities listed on Schedule A thereto and Herc Holdings (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on September 16, 2014).

4.5
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

HERC HOLDINGS INC. AND SUBSIDIARIES

10.1
ABL Credit Agreement, dated as of July 31, 2019, among Herc Holdings Inc., Herc Rentals Inc., Matthews Equipment Limited, certain other subsidiaries of Herc Holdings Inc., Bank of America, N.A., as agent, swingline lender and letter of credit issuer, Bank of America, N.A., JPMorgan Chase Bank N.A., Capital One, National Association, Wells Fargo Bank, National Association Bank of Montreal, Credit Agricole Corporate and Investment Bank, Goldman Sachs Bank USA, ING Capital LLC, MUFG Union Bank, N.A. and TD Bank, N.A., and the other financial institutions party thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 31, 2019).

10.2
U.S. Guarantee and Collateral Agreement, dated July 31, 2019, made by Herc Holdings Inc. and certain of its subsidiaries from time to time made in favor of Bank of America, N.A., as agent (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 31, 2019).

10.3
Canadian Guarantee and Collateral Agreement, dated July 31, 2019, made by Herc Holdings Inc. and certain of its subsidiaries from time to time made in favor of Bank of America, N.A., as agent (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 31, 2019).

10.4
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

10.8[t]
Form of Change in Control Severance Agreement among Herc Holdings and executive officers (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 25, 2016).

10.9
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

10.10
Purchase and Contribution Agreement, dated as of September 17, 2018, among Herc Rentals Inc., as a Seller and Collection Agent, Cinelease, Inc. as a Seller, and Herc Receivables U.S. LLC, as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139) as filed on September 21, 2018).

10.11.1[t]
Offer Letter, dated as of May 18, 2015, by and between Herc Holdings and Lawrence H. Silber (Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 25, 2016).

10.11.2[t]
Offer Letter, dated as of August 13, 2014, by and between Herc Holdings and Christian J. Cunningham (Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 25, 2016).

10.11.3[t]
Offer Letter, dated as of June 11, 2015, by and between Herc Holdings and James Bruce Dressel (Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 25, 2016).

10.11.4[t]*	Separation Agreement, dated December 2, 2019, by and between Herc Holdings and James Bruce Dressel.
10.11.5[t]
Offer Letter, dated as of June 5, 2018, by and between Herc Holdings and Mark Irion. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Herc Holdings Inc. (File No. 001-33139), as filed on August 8, 2018).

10.11.6[t]
Offer Letter, dated August 18, 2017, by and between Herc Holdings and Tamir Peres (Incorporated by reference to Exhibit 10.1 to the Quarter Report on Form 10-Q of Herc Holdings Inc. (File No. 001-33139), as filed on August 1, 2019).

10.12.1
Amended and Restated Herc Holdings Inc. Employee Stock Purchase Plan, effective May 17, 2018 (Incorporated by reference to Annex B to the Definitive Proxy Statement on Schedule 14A of Herc Holdings Inc. (File No. 001-33139), as filed on April 2, 2018).

10.12.2
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

10.13.4[t]
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for Herc Adjusted Corporate EBITDA awards in 2016) (Incorporated by reference to Exhibit 10.5.21 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 9, 2016).

10.14.1
Herc Holdings Inc. 2018 Omnibus Incentive Plan, effective May 17, 2018 (Incorporated by reference to Annex A to the Definitive Proxy Statement on Schedule 14A of Herc Holdings Inc. (File No. 001-33139), as filed on April 2, 2018.)

10.14.2[t]*	Form of Executive Officer Restricted Stock Unit Agreement.
10.14.3[t]*	Form of Executive Officer Performance Stock Unit Agreement.
10.15[t]*	Herc Holdings Inc. Supplemental Income Savings Plan.

10.16[t]
Herc Holdings Inc. Senior Executive Bonus Plan (as amended and restated, effective June 30, 2016). (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Herc Holdings Inc. (File No. 001-33139), as filed on March 15, 2017).

10.19
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

HERC HOLDINGS INC. (Registrant)
	By:	/s/ MARK IRION
	Name:	Mark Irion
	Title:	Senior Vice President and Chief Financial Officer
Date:	February 27, 2020	(On behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2020:

Signature	Title

/s/ LAWRENCE H. SILBER	President and Chief Executive Officer, Director
Lawrence H. Silber	(Principal Executive Officer)

/s/ MARK IRION	Senior Vice President and Chief Financial Officer
Mark Irion	(Principal Financial Officer)

/s/ MARK HUMPHREY	Vice President, Controller and Chief Accounting Officer
Mark Humphrey	(Principal Accounting Officer)

/s/ HERBERT L. HENKEL	Non-Executive Chairman of the Board
Herbert L. Henkel

/s/ JAMES H. BROWNING	Director
James H. Browning

/s/ PATRICK D. CAMPBELL	Director
Patrick D. Campbell

/s/ JONATHAN FRATES	Director
Jonathan Frates

/s/ NICHOLAS GRAZIANO	Director
Nicholas Graziano

/s/ JEAN K. HOLLEY	Director
Jean K. Holley

/s/ JACOB M. KATZ	Director
Jacob M. Katz

/s/ MICHAEL A. KELLY	Director
Michael A. Kelly

/s/ LOUIS J. PASTOR	Director
Louis J. Pastor

/s/ MARY PAT SALOMONE	Director
Mary Pat Salomone