Form 10-Q
period 2020-03-31
HERC HOLDINGS INC
filed 2020-04-23
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 17, 2020, there were 29,111,222 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the year ended March 31, 2020 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our business plans and strategy, projected profitability, performance or cash flows, future capital expenditures, anticipated financing needs, business trends, the impact of COVID-19 on our business and other information that is not historical information. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 under Item 1A "Risk Factors," and in our other filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise forward-looking statements that have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION
ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$55.8	$33.0
Receivables, net of allowances of $22.5 and $18.8, respectively	288.8	306.7
Other current assets	22.5	28.9
Assets held for sale	28.4	31.1
Total current assets	395.5	399.7
Rental equipment, net	2,440.4	2,490.0
Property and equipment, net	306.2	311.8
Right-of-use lease assets	219.1	207.3
Intangible assets, net	290.2	291.5
Goodwill	93.6	93.6
Other long-term assets	22.2	23.1
Total assets	$3,767.2	$3,817.0
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$25.7	$30.4
Current maturities of operating lease liabilities	30.9	30.5
Accounts payable	135.4	126.5
Accrued liabilities	107.1	135.7
Total current liabilities	299.1	323.1
Long-term debt, net	2,041.6	2,051.5
Financing obligations, net	116.7	117.6
Operating lease liabilities	193.9	182.2
Deferred tax liabilities	457.0	459.3
Other long-term liabilities	39.0	39.0
Total liabilities	3,147.3	3,172.7
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 31.8 and 31.5 shares issued and 29.1 and 28.8 shares outstanding	0.3	0.3
Additional paid-in capital	1,798.2	1,796.9
Accumulated deficit	(354.9)	(351.2)
Accumulated other comprehensive loss	(131.7)	(109.7)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	619.9	644.3
Total liabilities and equity	$3,767.2	$3,817.0

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Equipment rental	$386.5	$377.6
Sales of rental equipment	40.0	85.1
Sales of new equipment, parts and supplies	7.0	10.9
Service and other revenue	2.7	2.1
Total revenues	436.2	475.7
Expenses:
Direct operating	189.2	189.1
Depreciation of rental equipment	100.4	100.0
Cost of sales of rental equipment	42.4	83.5
Cost of sales of new equipment, parts and supplies	5.1	8.2
Selling, general and administrative	69.8	71.5
Impairment	6.3	—
Interest expense, net	24.4	32.9
Other expense, net	1.2	0.3
Total expenses	438.8	485.5
Loss before income taxes	(2.6)	(9.8)
Income tax benefit (provision)	(1.1)	3.1
Net loss	$(3.7)	$(6.7)
Weighted average shares outstanding:
Basic and diluted	28.9	28.6
Loss per share:
Basic and diluted	$(0.13)	$(0.23)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2020	2019
Net loss	$(3.7)	$(6.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	(21.1)	5.3
Unrealized gains and losses on hedging instruments:
Unrealized gains (losses) on hedging instruments	—	(1.2)
Reclassification into net loss	(1.5)	—
Income tax provision related to hedging instruments	0.3	0.3
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	0.4	0.4
Income tax provision related to defined benefit pension plans	(0.1)	(0.1)
Total other comprehensive income (loss)	(22.0)	4.7
Total comprehensive loss	$(25.7)	$(2.0)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2019	28.8	$0.3	$1,796.9	$(351.2)	$(109.7)	$(692.0)	$644.3
Net loss	—	—	—	(3.7)	—	—	(3.7)
Other comprehensive loss	—	—	—	—	(22.0)	—	(22.0)
Net settlement on vesting of equity awards	0.3	—	(2.5)	—	—	—	(2.5)
Stock-based compensation charges	—	—	3.2	—	—	—	3.2
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
March 31, 2020	29.1	$0.3	$1,798.2	$(354.9)	$(131.7)	$(692.0)	$619.9

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2018	28.5	$0.3	$1,777.9	$(391.1)	$(122.4)	$(692.0)	$572.7
Net loss	—	—	—	(6.7)	—	—	(6.7)
Adoption of new accounting pronouncement	—	—	—	(7.6)	—	—	(7.6)
Other comprehensive income	—	—	—	—	4.7	—	4.7
Net settlement on vesting of equity awards	0.1	—	(1.8)	—	—	—	(1.8)
Stock-based compensation charges	—	—	3.9	—	—	—	3.9
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
March 31, 2019	28.6	$0.3	$1,780.6	$(405.4)	$(117.7)	$(692.0)	$565.8
The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3.7)	$(6.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of rental equipment	100.4	100.0
Depreciation of property and equipment	14.0	13.3
Amortization of intangible assets	1.8	1.7
Amortization of deferred debt and financing obligations costs	0.9	1.6
Stock-based compensation charges	3.2	3.9
Impairment	6.3	—
Provision for receivables allowances	12.3	12.3
Deferred taxes	0.8	(3.3)
Loss (gain) on sale of rental equipment	2.4	(1.6)
Other	3.1	3.4
Changes in assets and liabilities:
Receivables	6.0	3.7
Other assets	(3.4)	2.3
Accounts payable	(11.4)	(2.3)
Accrued liabilities and other long-term liabilities	(31.2)	2.9
Net cash provided by operating activities	101.5	131.2
Cash flows from investing activities:
Rental equipment expenditures	(83.0)	(82.6)
Proceeds from disposal of rental equipment	34.6	69.6
Non-rental capital expenditures	(15.5)	(11.4)
Proceeds from disposal of property and equipment	1.6	0.9
Net cash used in investing activities	(62.3)	(23.5)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	261.0	62.3
Repayments on revolving lines of credit and securitization	(271.7)	(172.7)
Proceeds from financing obligations	—	4.7
Principal payments under capital lease and financing obligations	(3.2)	(4.2)
Proceeds from employee stock purchase plan	0.6	0.5
Net settlement on vesting of equity awards	(2.5)	(1.8)
Net cash used in financing activities	(15.8)	(111.2)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.6)	0.2
Net increase (decrease) in cash and cash equivalents during the period	22.8	(3.3)
Cash and cash equivalents cash at beginning of period	33.0	27.8
Cash and cash equivalents at end of period	$55.8	$24.5

Supplemental disclosure of cash flow information:
Cash paid for interest	$41.5	$15.3
Cash paid (refunded) for income taxes, net	$0.7	$(1.3)
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$24.6	$25.4
Disposal of rental equipment in accounts receivable	$1.9	$7.5
Disposal of property and equipment in accounts receivable	$—	$1.1

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," "the Company" or, as the context requires, "its") is one of the leading equipment rental suppliers with approximately 275 locations at March 31, 2020, principally in North America. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). Operations are conducted under the Herc Rentals brand in the United States and Canada and under the Hertz Equipment Rental brand in other international locations. With over 50 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

On June 30, 2016, the Company, in its previous form as the holding company of both the existing equipment rental operations as well as the former vehicle rental operations (in its form prior to the Spin-Off, "Hertz Holdings"), completed a spin-off (the "Spin-Off") of its global vehicle rental business through a dividend to stockholders of all of the issued and outstanding common stock of Hertz Rental Car Holding Company, Inc., which was re-named Hertz Global Holdings, Inc. ("New Hertz") in connection with the Spin-Off. New Hertz is an independent public company and continues to operate its global vehicle rental business through its operating subsidiaries including The Hertz Corporation ("THC"). The Company changed its name to Herc Holdings Inc. on June 30, 2016.

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, however, these condensed consolidated financial statements do not include all of the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020.

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

Recently Issued Accounting Pronouncements

Adopted

Fair Value Measurement

In August 2018, the FASB issued new guidance that modifies disclosure requirements on fair value measurements, removing and modifying certain disclosures, while adding other disclosures. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted the new guidance on its effective date and did not have a material impact on its financial statement disclosures.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued guidance that requires companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. Different components of the guidance require modified retrospective or prospective adoption. This guidance does not apply to receivables arising from operating leases and, as discussed in Note 3, "Revenue Recognition," most of the Company's equipment rental revenue is accounted for as lease revenue under Accounting Standards Codification ("ASC") Topic 842, Leases, ("Topic 842"). The Company adopted this guidance on its effective date and did not have a material impact on its financial position, results of operations or cash flows.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes. The guidance removes the following exceptions: (i) exceptions to the approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, (ii) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, (iii) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and (iv) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: (i) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (ii) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, (iii) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), (iv) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and (v) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method.  The Company early adopted this guidance on January 1, 2020 and there was no material impact on its financial position, results of operations or cash flows.

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
Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company’s business is primarily focused in North America with revenue from the United States representing approximately 90.0% of total revenue for the three months ended March 31, 2020, respectively, compared to 88.8% for the same period in 2019.
The Company’s rental transactions are accounted for under Topic 842. The Company’s sale of rental and new equipment, parts and supplies along with certain services provided to customers are accounted for under ASC Topic 606, Revenue from Contracts with Customers, ("Topic 606"). The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.
The following tables summarizes the applicable accounting guidance for the Company’s revenues for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020			2019
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$353.5	$—	$353.5	$346.7	$—	$346.7
Other rental revenue:
Delivery and pick-up	—	20.9	20.9	—	19.9	19.9
Other	12.1	—	12.1	11.0	—	11.0
Total other rental revenues	12.1	20.9	33.0	11.0	19.9	30.9
Total equipment rentals	365.6	20.9	386.5	357.7	19.9	377.6
Sales of rental equipment	—	40.0	40.0	—	85.1	85.1
Sales of new equipment, parts and supplies	—	7.0	7.0	—	10.9	10.9
Service and other revenues	—	2.7	2.7	—	2.1	2.1
Total revenues	$365.6	$70.6	$436.2	$357.7	$118.0	$475.7

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

	Three Months Ended March 31,
	2020	2019
Sales of rental equipment	$40.0	$85.1
Sales of new equipment	3.0	4.5
Sales of parts and supplies	4.0	6.4
Total	$47.0	$96.0

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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $17.4 million and $15.6 million as of March 31, 2020 and December 31, 2019, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three months ended March 31, 2020 and 2019 that was included in the contract liability balance as of the beginning of each such period.

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three months ended March 31, 2020 and 2019 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2020.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment
Rental equipment consists of the following (in millions):

	March 31, 2020	December 31, 2019
Rental equipment	$3,786.2	$3,821.6
Less: Accumulated depreciation	(1,345.8)	(1,331.6)
Rental equipment, net	$2,440.4	$2,490.0

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 5 —Assets Held for Sale and Impairment

As of March 31, 2020, the Company's assets held for sale consisted of the net assets of its remaining international operations outside of North America. The operations have been actively marketed for sale and management expects the sale to be completed within the next 12 months. In connection with the reclassification of the assets held for sale, an impairment analysis was performed and an impairment charge of approximately $4.0 million was recorded during the year ended December 31, 2019.

During the three months ended March 31, 2020, the Company recorded an impairment charge of $6.3 million on a certain long-term receivable balance related to a previous joint venture, the remaining balance of $12.7 million is included in "Other long-term assets" in the condensed consolidated balance sheets.

Note 6—Leases

The Company leases real estate, office equipment and service vehicles. The Company's leases have remaining lease terms of up to 15 years, some of which include options to extend the leases for up to 20 years. The Company has included the initial lease term and, in the case where there are options to extend, will include the option to extend if it has determined that it is reasonably certain that the Company would exercise those options.

The Company also leases certain equipment that it rents to its customers where the payments vary based upon the amount of time the equipment is on rent. There are no fixed payments on these leases and, therefore, no lease liability or right-of-use ("ROU") assets have been recorded. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.

The components of lease expense consist of the following (in millions):

		Three Months Ended March 31,
	Classification	2020	2019
Operating lease cost(a)	Direct operating	$24.3	$22.4
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization(b)	3.1	2.4
Interest on lease liabilities	Interest expense, net	0.4	0.4
Sublease income	Equipment rental revenue	(15.1)	(14.7)
Net lease cost		$12.7	$10.5

(a) Includes short-term leases of $12.0 million and $11.6 million for the three months ended March 31, 2020 and 2019, respectively, and variable lease costs of $0.8 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.
(b) Depreciation and amortization is included with selling, general and administrative expense.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 7—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at March 31, 2020	Weighted Average Stated Interest Rate at March 31, 2020	Fixed or Floating Interest Rate	Maturity	March 31, 2020	December 31, 2019
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200.0	$1,200.0
Other Debt
ABL Credit Facility	N/A	2.16%	Floating	2024	776.0	650.0
AR Facility	N/A	1.55%	Floating	2020	40.0	175.0
Finance lease liabilities	3.02%	N/A	Fixed	2020-2027	52.0	56.2
Other borrowings	N/A	4.79%	Floating	2021	3.5	5.2
Unamortized Debt Issuance Costs(a)					(7.7)	(7.9)
Total debt					2,063.8	2,078.5
Less: Current maturities of long-term debt					(22.2)	(27.0)
Long-term debt, net					$2,041.6	$2,051.5

(a)
Unamortized debt issuance costs totaling $8.7 million and $9.3 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of March 31, 2020 and December 31, 2019, respectively, and are included in "Other long-term assets" in the condensed consolidated balance sheets.

The effective interest rate for the fixed rate 2027 Notes (as defined below) includes the stated interest on the notes and the amortization of any debt issuance costs.

Senior Notes

On July 9, 2019, the Company issued $1.2 billion aggregate principal amount of its 5.50% Senior Notes due 2027 (the "2027 Notes"). Interest on the 2027 Notes accrues at the rate of 5.50% per annum and will be payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2020. The 2027 Notes will mature on July 15, 2027. Additional information about the 2027 Notes is included in Note 10 to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019.

ABL Credit Facility

On July 31, 2019, Herc Holdings, Herc and certain other subsidiaries of Herc Holdings entered into a credit agreement with respect to a senior secured asset-based revolving credit facility (the "ABL Credit Facility"). The ABL Credit Facility provides (subject to availability under a borrowing base) for aggregate maximum borrowings of up to $1,750 million under a revolving loan facility.  Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation.  Subject to the satisfaction of certain conditions and limitations, the ABL Credit Facility allows for the addition of incremental revolving commitments and/or incremental term loans. The ABL Credit Facility matures on July 31, 2024. Additional information about the ABL Credit Facility is included in Note 10 to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

Other Borrowings

The Company's subsidiary in China has uncommitted credit agreements for up to an aggregate principal amount of $10.0 million. Interest accrues on the loans drawn under these facilities at an applicable loan prime rate plus 0.535% published by National Interbank Funding Center and is payable quarterly. As of March 31, 2020, the Company had short-term borrowings under these facilities totaling $3.5 million.

Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of March 31, 2020 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$954.4	$954.4
AR Facility	135.0	127.1
Total	$1,089.4	$1,081.5

In addition, as of March 31, 2020, the Company's subsidiary in China had uncommitted credit facilities of which $6.5 million was available for borrowing.

Letters of Credit

As of March 31, 2020, $19.6 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $230.4 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
Note 8—Financing Obligations

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at March 31, 2020	Maturities	March 31, 2020	December 31, 2019
Financing obligations	5.00%	2026-2038	$122.7	$123.5
Unamortized financing issuance costs			(2.5)	(2.5)
Total financing obligations			120.2	121.0
Less: Current maturities of financing obligations			(3.5)	(3.4)
Financing obligations, net			$116.7	$117.6

Note 9—Income Taxes

Income tax provision was $1.1 million for the three months ended March 31, 2020 compared to a benefit of $3.1 million for the three months ended March 31, 2019. The expense in the first quarter of 2020 was primarily driven by the level of pre-tax loss, offset by non-deductible expenses, stock-based compensation and valuation allowances recorded on losses generated by certain foreign loss jurisdictions.

Note 10—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the three months ended March 31, 2020 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Unrealized Gains (Loss) on Hedging Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(16.0)	$1.2	$(94.9)	$(109.7)
Other comprehensive loss before reclassification	—	—	(21.1)	(21.1)
Amounts reclassified from accumulated other comprehensive loss	0.3	(1.2)	—	(0.9)
Net current period other comprehensive income (loss)	0.3	(1.2)	(21.1)	(22.0)
Balance at March 31, 2020	$(15.7)	$—	$(116.0)	$(131.7)

Amounts reclassified from accumulated other comprehensive income (loss) to net loss were as follows (in millions):

		Three Months Ended March 31,
Pension and other postretirement benefit plans	Statement of Operations Caption	2020	2019
Amortization of actuarial losses	Selling, general and administrative	$0.4	$0.4
Tax benefit	Income tax benefit (provision)	(0.1)	(0.1)
		0.3	0.3
Hedging instruments
Gain on settlement	Interest expense, net	(1.5)	—
Tax provision	Income tax benefit (provision)	0.3	—
		(1.2)	—
Total reclassifications for the period		$(0.9)	$0.3

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 11—Commitments and Contingencies

Legal Proceedings

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a putative shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Hertz Holdings made material misrepresentations and/or omission of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The complaint sought unspecified monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings moved to dismiss the amended complaint. In October 2014, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing the plaintiff to amend the complaint a second time. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, Hertz Holdings moved to dismiss the second amended complaint. In July 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing plaintiff to file a third amended complaint. In August 2015, plaintiff filed a third amended complaint which included additional allegations, named additional then-current and former officers as defendants and expanded the putative class period to extend from February 14, 2013 to July 16, 2015. In November 2015, Hertz Holdings moved to dismiss the third amended complaint. The plaintiff then sought leave to add a new plaintiff because of challenges to the standing of the first plaintiff. The court granted plaintiff leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint with prejudice on March 24, 2016. In April 2017, the court granted Hertz Holdings' and the individual defendants' motions to dismiss and dismissed the action with prejudice. In May 2017, plaintiff filed a notice of appeal and, in June 2018, oral argument was conducted before the U.S. Court of Appeals for the Third Circuit. In September 2018, the court affirmed the dismissal of the action with prejudice. On February 5, 2019, plaintiff filed a motion to set aside the judgment against it, and for leave to file a fifth amended complaint.  The proposed amended complaint would add allegations related to New Hertz’s December 31, 2018 settlement with the SEC that, among other things, ordered New Hertz to cease and desist from violating certain of the federal securities laws and imposed a civil penalty of $16.0 million.  On February 26, 2019, New Hertz filed an opposition to plaintiff’s motion for relief from judgment and leave to file a fifth amended complaint. On March 8, 2019, plaintiff filed a reply in support of that motion. On September 30, 2019, the court denied plaintiff’s motion for relief from judgment and leave to file a fifth amended complaint. On October 30, 2019, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit, and appellate briefing was completed in March 2020.

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

The Spin-Off

In connection with the Spin-Off, pursuant to the separation and distribution agreement, the Company has assumed the liability for, and control of, all pending and threatened legal matters related to its equipment rental business and related assets, as well as assumed or retained liabilities, and will indemnify New Hertz for any liability arising out of or resulting from such assumed legal matters. The separation and distribution agreement also provides for certain liabilities to be shared by the parties. The Company is responsible for a portion of these shared liabilities (typically 15%), as set forth in that agreement. New Hertz is responsible for managing the settlement or other disposition of such shared liabilities. Pursuant to the tax matters agreement, the Company has agreed to indemnify New Hertz for any resulting taxes and related losses if the Company takes or fails to take any action (or permits any of its affiliates to take or fail to take any action) that causes the Spin-Off and related transactions to be taxable, or if there is an acquisition of the equity securities or assets of the Company or of any member of the Company’s group that causes the Spin-Off and related transactions to be taxable.

Environmental

The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. The probable expenses that the Company expects to incur for such matters have been accrued, and those expenses are reflected in the Company's consolidated financial statements. As of March 31, 2020 and December 31, 2019, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" was $0.2 million. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which the Company ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as the Company's connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Guarantee

The Company has guaranteed an outstanding bank loan in connection with a previous joint venture. The Company has determined the maximum potential payment amount under the guarantee is approximately $5.6 million; however, the probability of any payment is remote and therefore the Company has not recorded a liability on its balance sheet as of March 31, 2020. The bank loan is collateralized by the rental equipment and other assets of the joint venture entity and has maturities through 2023.

Note 12—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

Cash Equivalents

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at March 31, 2020 or December 31, 2019.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility, finance lease liabilities and other borrowings approximated their book values as of March 31, 2020 and December 31, 2019. The fair value of the Company's 2027 Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	March 31, 2020		December 31, 2019
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200.0	$1,113.0	$1,200.0	$1,265.0

Note 13—Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data).

	Three Months Ended March 31,
	2020	2019
Basic and diluted loss per share:
Numerator:
Net loss, basic and diluted	$(3.7)	$(6.7)
Denominator:
Basic weighted average common shares	28.9	28.6
Stock options, RSUs and PSUs	—	—
Weighted average shares used to calculate diluted loss per share	28.9	28.6
Loss per share:
Basic and diluted	$(0.13)	$(0.23)
Antidilutive stock options, RSUs and PSUs	0.8	0.9

Note 14—Related Party Transactions

Agreements with Carl C. Icahn

The Company is subject to the Nomination and Standstill Agreement, dated September 15, 2014 (the "Nomination and Standstill Agreement"), with Carl C. Icahn and certain related entities and individuals. In connection with their appointments or nomination, as applicable, to the Company’s board of directors (the "Board"), each of Jonathan Frates, Nicholas F. Graziano, Andrew N. Langham and Louis J. Pastor (collectively, the "Icahn Designees," and, together with Carl C. Icahn and the other parties to the Nomination and Standstill Agreements, the "Icahn Group") executed a Joinder Agreement agreeing to become bound as a party to the terms and conditions of the Nomination and Standstill Agreement (such Joinder Agreements, together with the Nomination and Standstill Agreement, are collectively referred to herein as the "Icahn Agreements").

Pursuant to the Icahn Agreements, the Icahn Designees were appointed or nominated to the Company’s Board. Pursuant to the Icahn Agreements, so long as an Icahn Designee is a member of the Board, the Board will not be expanded beyond its current size without approval from the Icahn Designees then on the Board. In addition, pursuant to the Icahn Agreements, subject to certain restrictions and requirements, the Icahn Group will have certain replacement rights in the event an Icahn Designee resigns or is otherwise unable to serve as a director (other than as a result of not being nominated by the Company for an annual meeting).

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

Note 16—Subsequent Event

In December 2019, a novel strain of coronavirus (COVID-19) was identified in China and has since spread to approximately 160 countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. During the three months ended March 31, 2020, the COVID-19 pandemic did not have a material impact on the Company’s business. However, federal, state and local efforts to contain the spread of COVID-19 intensified in March 2020 when several states in the United States enacted shelter in place orders, declared states of emergency, took steps to restrict travel, enacted temporary closures of non-essential businesses and took other restrictive measures in response to the COVID-19 pandemic. As a result of these measures, in April 2020, the Company is currently experiencing a year-over-year decrease in volume of fleet on rent and this reduction in volume could negatively impact equipment rental revenue. The length of the closures will determine the severity of the impact, which remains highly uncertain.

The Company’s business has been designated an essential business, which allows the Company to continue to serve customers that remain open.  The Company conducts its operations in support of industries and services that are also designated essential businesses such as healthcare, utilities, government and construction.  However, many other industries in which the Company operates have been required to temporarily close their facilities or delay or cancel projects and events.  As a result, the Company has reduced its capital spending in the short-term and, where possible, also reducing operating expenses while ensuring ongoing safe and reliable operations. The impact of the COVID-19 pandemic is developing rapidly and continues to evolve, and therefore, the Company cannot predict the extent to which its financial condition, results of operations or cash flows will ultimately be impacted.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including receivables allowances, depreciation of rental equipment, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, pension and postretirement benefits, valuation of stock-based compensation, reserves for litigation and other contingencies, accounting for income taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

Impacts of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was identified in China and has since spread to approximately 160 countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. During the three months ended March 31, 2020, the COVID-19 pandemic did not have a material impact on our business. However, federal, state and local efforts to contain the spread of COVID-19 intensified in March 2020 when several states in the United States, including Florida where we are headquartered, enacted shelter in place orders, declared states of emergency, took steps to restrict travel, enacted temporary closures of non-essential businesses and took other restrictive measures in response to the COVID-19 pandemic. As a result of these measures, in April 2020, we are currently experiencing a year-over-year decrease in volume of fleet on rent of approximately 15% to 20% and this reduction in volume could negatively impact our equipment rental

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

revenue by approximately 20% to 25%. We believe the length of the closures will determine the severity of the impact, which remains highly uncertain.

We are highly focused on the safety and well-being of our employees, customers and communities as we maintain a high-level of service to our customers. We have increased the frequency of our communications throughout the organization to reinforce our health and safety guidelines, based on the Center for Disease Control recommendations. Within the company’s operations, a number of adjustments have been made to minimize physical interactions. These include utilizing our information technology platforms to accommodate as many employees as possible to work remotely from their homes. At the operations level, we have implemented new policies to expand the washing of equipment and sanitization of high-touch areas such as dashboards and steering wheels. We have closed our customer showrooms and have implemented curb-side pick-up and drop-off of equipment at our branches requiring customers and vendors to call before they visit. We are supplying personal protective equipment for those employees who interact with customers and employed remediation companies to assist in cleaning branches where necessary.

Our business has been designated an essential business, which allows us to continue to serve customers that remain open. We conduct our operations in support of industries and services that are also designated essential businesses such as healthcare, utilities, government and construction. However, many other industries in which we operate have been required to temporarily close their facilities or delay or cancel projects and events. As a result, we have reduced our capital spending in the short-term and, where possible, we are also reducing operating expenses while ensuring ongoing safe and reliable operations. The impact of the COVID-19 pandemic is developing rapidly and continues to evolve, and therefore, we cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted.

Seasonality

Our business is usually seasonal, with demand for our rental equipment tending to be lower in the winter months, particularly in the northern United States and Canada. Our equipment rental business, especially in the construction industry, has historically experienced decreased levels of business from December until late spring and heightened activity during our third and fourth quarters until December. We have the ability to manage certain costs to meet market demand, such as fleet capacity, the most significant portion of our cost structure. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. A number of our other major operating costs vary directly with revenues or transaction volumes; however, certain operating expenses, including rent, insurance and administrative overhead, remain fixed and cannot be adjusted for seasonal demand, typically resulting in higher profitability in periods when our revenues are higher, and lower profitability in periods when our revenues are lower. To reduce the impact of seasonality, we are focused on expanding our customer base through specialty products that serve different industries with less seasonality and different business cycles. Due to the significant impacts of COVID-19, we do not expect to experience our typical seasonality trends in 2020.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

	Three Months Ended March 31,
($ in millions)	2020	2019	$ Change	% Change
Equipment rental	$386.5	$377.6	$8.9	2.4%
Sales of rental equipment	40.0	85.1	(45.1)	(53.0)
Sales of new equipment, parts and supplies	7.0	10.9	(3.9)	(35.8)
Service and other revenue	2.7	2.1	0.6	28.6
Total revenues	436.2	475.7	(39.5)	(8.3)
Direct operating	189.2	189.1	0.1	0.1
Depreciation of rental equipment	100.4	100.0	0.4	0.4
Cost of sales of rental equipment	42.4	83.5	(41.1)	(49.2)
Cost of sales of new equipment, parts and supplies	5.1	8.2	(3.1)	(37.8)
Selling, general and administrative	69.8	71.5	(1.7)	(2.4)
Impairment	6.3	—	6.3	100.0
Interest expense, net	24.4	32.9	(8.5)	(25.8)
Other expense, net	1.2	0.3	0.9	NM
Loss before income taxes	(2.6)	(9.8)	7.2	73.5
Income tax benefit (provision)	(1.1)	3.1	(4.2)	NM
Net loss	$(3.7)	$(6.7)	$3.0	44.8%
NM - Not Meaningful

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Equipment rental revenue increased $8.9 million, or 2.4%, during the first quarter of 2020 when compared to the first quarter of 2019. The increase was primarily attributable to pricing increases of 2.4% during the first quarter of 2020. The increase was partially offset by lower volume primarily related to COVID-19 at the end of March 2020 and we anticipate experiencing lower volumes into the second quarter of 2020 as customers we serve that are not designated essential businesses remain closed.

Sales of rental equipment decreased $45.1 million, or 53.0%, during the first quarter of 2020 when compared to the first quarter of 2019. During the first quarter of 2020, the volume of sales declined in response to improvements over the past year in the mix and age of equipment as part of our long-term capital expenditure plans. We expect continued reductions in the volume of sales in the second quarter of 2020. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 106.0% in the first quarter of 2020 compared to 98.1% in the first quarter of 2019. The reduction in margin on sale of rental equipment in the first quarter of 2020 was primarily due to a higher proportion of sales through the lower-margin auction channel.

Direct operating expenses overall in the first quarter of 2020 were flat when compared to the first quarter of 2019, however, within direct operating expenses were the following fluctuations:

•
Fleet and related expenses decreased $6.7 million primarily as a result of a decrease in delivery and freight expenses of $7.4 million due to an increase in internal delivery personnel and better management of transportation costs. Additionally, there was a decrease in deliveries due to the impact of COVID-19 during the last half of March 2020.

•	Personnel-related expenses increased $3.9 million primarily due to an increase in wages related to an increase in internal delivery personnel and related costs.

•
Other direct operating costs increased $3.0 million primarily due to increased field facilities expenses of $2.5 million related to new branches that were opened during the second half of 2019 and increases due to recurring lease renewals on existing locations.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses decreased $1.7 million, or 2.4%, in the first quarter of 2020 when compared to the first quarter of 2019. The decline was primarily due to a decrease in professional fees of $2.6 million, partially offset by a $1.5 million increase in bad debt expense.

Impairment expense was $6.3 million during the first quarter of 2020 related to the partial impairment of a long-term receivable related to the sale of our former joint venture.

Interest expense, net decreased $8.5 million, or 25.8%, during the three months ended March 31, 2020 when compared with the same period in 2019 primarily due to the lower interest rates on our 2027 Notes and lower average outstanding balances on our ABL Credit Facility.

Income tax provision was $1.1 million during the three months ended March 31, 2020 when compared with a benefit of $3.1 million for the same period in 2019. The expense in the first quarter of 2020 was primarily driven by the level of pre-tax loss, offset by non-deductible expenses, stock-based compensation and valuation allowances recorded on losses generated by certain foreign loss jurisdictions. The effective tax rate for 2020 is expected to be approximately 15%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations and servicing of debt. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of March 31, 2020, we had approximately $2.1 billion of total nominal indebtedness outstanding. A substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of March 31, 2020 consisted of cash and cash equivalents of $55.8 million and unused commitments under our ABL Credit Facility and AR Facility of $1.1 billion. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. Based on the impacts of COVID-19, we expect to reduce our net rental equipment expenditures to approximately half of our 2019 levels to effectively manage our fleet and liquidity. Notwithstanding the COVID-19 pandemic, we believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated reduced capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Three Months Ended March 31,
	2020	2019	$ Change
Cash provided by (used in):
Operating activities	$101.5	$131.2	$(29.7)
Investing activities	(62.3)	(23.5)	(38.8)
Financing activities	(15.8)	(111.2)	95.4
Effect of exchange rate changes	(0.6)	0.2	(0.8)
Net change in cash and cash equivalents	$22.8	$(3.3)	$26.1

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating Activities

During the three months ended March 31, 2020, we generated $29.7 million less cash from operating activities compared with the same period in 2019. The decrease was primarily related to timing of payments on accrued liabilities during the three months ended March 31, 2020 as compared to the same period in 2019.

Investing Activities

Cash used in investing activities increased $38.8 million during the three months ended March 31, 2020 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment and non-rental capital expenditures. We rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities

Cash used in financing activities decreased $95.4 million during the three months ended March 31, 2020 when compared with the prior-year period. Cash used in financing activities during the three months ended March 31, 2020 primarily represents our changes in debt, which included net repayments of $10.7 million on our revolving lines of credit and securitization during the three months of 2020 compared to $110.4 million in the prior year period.

In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may from time to time repurchase our debt, including our notes, bonds, loans or other indebtedness, in privately negotiated, open market or other transactions and upon such terms and at such prices as we may determine. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital.  The repurchases may be material and could relate to a substantial proportion of a particular class or series, which could reduce the trading liquidity of such class or series.

Capital Expenditures

Our capital expenditures relate largely to purchases of rental equipment, with the remaining portion representing purchases of property, equipment and information technology. The table below sets forth the capital expenditures related to our rental equipment and related disposals for the periods noted (in millions).

	Three Months Ended March 31,
	2020	2019
Rental equipment expenditures	$83.0	$82.6
Disposals of rental equipment	(34.6)	(69.6)
Net rental equipment expenditures	$48.4	$13.0
Net capital expenditures for rental equipment increased $35.4 million during the three months ended March 31, 2020 compared to the same period in 2019. During the first quarter of 2020, we reduced rental equipment disposals in response to improvements over the past year in the mix and age of equipment as part of our long-term capital expenditure plans. We expect reductions in our net rental equipment expenditures in the second quarter of 2020 to effectively manage our fleet and liquidity in light of the uncertainty surrounding the COVID-19 pandemic.
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

all of the remaining assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our ABL Credit Facility. None of such assets are available to satisfy the claims of our general creditors. See Note 10, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2019, and Note 7, "Debt" included in Part I, Item 1 "Financial Statements" of this Report for more information.

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

As of March 31, 2020, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$954.4	$954.4
AR Facility	135.0	127.1
Total	$1,089.4	$1,081.5

In addition, as of March 31, 2020, our subsidiary in China had uncommitted credit facilities of which $6.5 million was available for borrowing.

As of March 31, 2020, $19.6 million of standby letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon. The ABL Credit Facility had $230.4 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our 2027 Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of March 31, 2020, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

Additional information on the terms of our 2027 Notes, ABL Credit Facility and AR Facility is included in Note 10, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2019. For a discussion of the risks associated with our indebtedness, see Part I, Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

CONTRACTUAL OBLIGATIONS

Changes to our aggregate indebtedness, including related interest and terms for new issuances are described in Note 7, "Debt" in Part I, Item 1 "Financial Statements" of this Report. As of March 31, 2020, there have been no other material changes outside the ordinary course of business to our known contractual obligations as set forth in the Contractual Obligations table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of March 31, 2020, there have been no material changes to our indemnification obligations as disclosed in Note 16, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2019. For further information, see the discussion on indemnification obligations included in Note 11, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

For information concerning the ongoing securities litigation and other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, see Note 11, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

As of March 31, 2020, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the period ended December 31, 2019.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 11, "Commitments and Contingencies" to the notes to our condensed consolidated financial statements in Part I, Item 1 "Financial Statements" of this Report.

ITEM 1A.    RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those previously disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions could negatively impact our business and the businesses of our customers. In December 2019, a novel strain of coronavirus, COVID-19, was identified and the virus continues to spread globally. As of March 31, 2020, COVID-19 has spread to approximately 160 countries, including the United States, and the World Health Organization has declared COVID-19 a pandemic. Many jurisdictions have implemented orders to slow and limit the transmission of the virus. These orders have limited or prohibited certain economic activity, including, in some jurisdictions, the shutdown of construction activity.

COVID-19 has caused many of our customers to delay or cancel projects and events, leading to a decrease in demand for our rental equipment and services, possible deterioration in our customers’ financial condition and their inability to timely pay outstanding receivables owed to us. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on economic activity, all of which are uncertain and cannot be predicted. An extended period of economic disruption could materially affect our business, results of operations, access to sources of liquidity, particularly our cash flow from operations, and financial condition.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, Hertz Holdings announced a $1.0 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us, as the successor to Hertz Holdings, to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount. The timing and extent to which we repurchase shares will depend upon, among other things, market conditions, share price, liquidity targets, contractual restrictions and other factors. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the three months ended March 31, 2020. As of March 31, 2020, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $395.9 million.

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

Date:	April 23, 2020	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK IRION
Mark Irion Senior Vice President and Chief Financial Officer