Form 10-Q
period 2020-06-30
HERC HOLDINGS INC
filed 2020-07-23
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 17, 2020, there were 29,154,389 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the year ended June 30, 2020 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our business plans and strategy, projected profitability, performance or cash flows, future capital expenditures, anticipated financing needs, business trends, the impact of COVID-19 on our business and other information that is not historical information. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

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

PART I—FINANCIAL INFORMATION

ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$83.2	$33.0
Receivables, net of allowances of $24.6 and $18.8, respectively	247.0	306.7
Other current assets	33.9	28.9
Assets held for sale	10.7	31.1
Total current assets	374.8	399.7
Rental equipment, net	2,396.7	2,490.0
Property and equipment, net	296.7	311.8
Right-of-use lease assets	241.0	207.3
Intangible assets, net	289.9	291.5
Goodwill	93.6	93.6
Other long-term assets	19.0	23.1
Total assets	$3,711.7	$3,817.0
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$18.9	$30.4
Current maturities of operating lease liabilities	31.8	30.5
Accounts payable	138.1	126.5
Accrued liabilities	121.7	135.7
Total current liabilities	310.5	323.1
Long-term debt, net	1,931.3	2,051.5
Financing obligations, net	115.8	117.6
Operating lease liabilities	218.5	182.2
Deferred tax liabilities	459.9	459.3
Other long-term liabilities	41.7	39.0
Total liabilities	3,077.7	3,172.7
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 31.8 and 31.5 shares issued and 29.1 and 28.8 shares outstanding	0.3	0.3
Additional paid-in capital	1,800.2	1,796.9
Accumulated deficit	(352.9)	(351.2)
Accumulated other comprehensive loss	(121.6)	(109.7)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	634.0	644.3
Total liabilities and equity	$3,711.7	$3,817.0

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Equipment rental	$327.6	$407.6	714.1	$785.2
Sales of rental equipment	31.4	51.3	71.4	136.4
Sales of new equipment, parts and supplies	7.0	13.2	14.0	24.1
Service and other revenue	2.0	3.0	4.7	5.1
Total revenues	368.0	475.1	804.2	950.8
Expenses:
Direct operating	144.7	188.5	333.9	377.6
Depreciation of rental equipment	101.4	100.9	201.8	200.9
Cost of sales of rental equipment	29.6	50.0	72.0	133.5
Cost of sales of new equipment, parts and supplies	5.1	10.4	10.2	18.6
Selling, general and administrative	56.8	73.5	126.6	145.0
Restructuring	0.7	7.8	0.7	7.8
Impairment	3.2	—	9.5	—
Interest expense, net	23.3	31.6	47.7	64.5
Other expense (income), net	3.1	(2.6)	4.3	(2.3)
Total expenses	367.9	460.1	806.7	945.6
Income (loss) before income taxes	0.1	15.0	(2.5)	5.2
Income tax benefit (provision)	1.9	(5.3)	0.8	(2.2)
Net income (loss)	$2.0	$9.7	$(1.7)	$3.0
Weighted average shares outstanding:
Basic	29.1	28.7	29.0	28.6
Diluted	29.2	29.1	29.0	29.0
Earnings (loss) per share:
Basic	$0.07	$0.34	$(0.06)	$0.10
Diluted	$0.07	$0.33	$(0.06)	$0.10

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$2.0	$9.7	$(1.7)	$3.0
Other comprehensive income (loss):
Foreign currency translation adjustments	7.7	4.1	(13.4)	9.4
Reclassification of foreign currency items to other expense (income), net	2.1	—	2.1	—
Unrealized gains and losses on hedging instruments:
Unrealized gains (losses) on hedging instruments	—	(1.8)	—	(3.0)
Reclassification into net income (loss)	—	—	(1.5)	—
Income tax benefit (provision) related to hedging instruments	—	0.4	0.3	0.7
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	0.4	0.4	0.8	0.8
Income tax provision related to defined benefit pension plans	(0.1)	(0.1)	(0.2)	(0.2)
Total other comprehensive income (loss)	10.1	3.0	(11.9)	7.7
Total comprehensive income (loss)	$12.1	$12.7	$(13.6)	$10.7

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
March 31, 2020	29.1	$0.3	$1,798.2	$(354.9)	$(131.7)	$(692.0)	$619.9
Net income	—	—	—	2.0	—	—	2.0
Other comprehensive income	—	—	—	—	10.1	—	10.1
Net settlement on vesting of equity awards	—	—	(0.3)	—	—	—	(0.3)
Stock-based compensation charges	—	—	1.7	—	—	—	1.7
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
June 30, 2020	29.1	$0.3	$1,800.2	$(352.9)	$(121.6)	$(692.0)	$634.0

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2019	28.8	$0.3	$1,796.9	$(351.2)	$(109.7)	$(692.0)	$644.3
Net loss	—	—	—	(1.7)	—	—	(1.7)
Other comprehensive loss	—	—	—	—	(11.9)	—	(11.9)
Net settlement on vesting of equity awards	0.3	—	(2.8)	—	—	—	(2.8)
Stock-based compensation charges	—	—	4.9	—	—	—	4.9
Employee stock purchase plan	—	—	1.2	—	—	—	1.2
June 30, 2020	29.1	$0.3	$1,800.2	$(352.9)	$(121.6)	$(692.0)	$634.0

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
March 31, 2019	28.6	$0.3	$1,780.6	$(405.4)	$(117.7)	$(692.0)	$565.8
Net income	—	—	—	9.7	—	—	9.7
Other comprehensive income	—	—	—	—	3.0	—	3.0
Net settlement on vesting of equity awards	0.1	—	(0.2)	—	—	—	(0.2)
Stock-based compensation charges	—	—	4.3	—	—	—	4.3
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Exercise of stock options	—	—	0.5	—	—	—	0.5
June 30, 2019	28.7	$0.3	$1,785.8	$(395.7)	$(114.7)	$(692.0)	$583.7

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2018	28.5	$0.3	$1,777.9	$(391.1)	$(122.4)	$(692.0)	$572.7
Net income	—	—	—	3.0	—	—	3.0
Adoption of new accounting pronouncement	—	—	—	(7.6)	—	—	(7.6)
Other comprehensive income	—	—	—	—	7.7	—	7.7
Net settlement on vesting of restricted stock	0.2	—	(2.0)	—	—	—	(2.0)
Stock-based compensation charges	—	—	8.2	—	—	—	8.2
Employee stock purchase plan	—	—	1.2	—	—	—	1.2
Exercise of stock options	—	—	0.5	—	—	—	0.5
June 30, 2019	28.7	$0.3	$1,785.8	$(395.7)	$(114.7)	$(692.0)	$583.7

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1.7)	$3.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of rental equipment	201.8	200.9
Depreciation of property and equipment	27.7	26.2
Amortization of intangible assets	3.8	3.4
Amortization of deferred debt and financing obligations costs	1.7	3.3
Stock-based compensation charges	4.9	8.2
Restructuring	—	5.5
Impairment	9.5	—
Provision for receivables allowances	23.5	25.2
Deferred taxes	1.0	(1.3)
Loss (gain) on sale of rental equipment	0.6	(2.9)
Other	5.7	3.4
Changes in assets and liabilities:
Receivables	32.3	(12.7)
Other assets	(2.6)	13.1
Accounts payable	(16.1)	11.7
Accrued liabilities and other long-term liabilities	(11.7)	(14.4)
Net cash provided by operating activities	280.4	272.6
Cash flows from investing activities:
Rental equipment expenditures	(161.5)	(257.1)
Proceeds from disposal of rental equipment	67.9	123.7
Non-rental capital expenditures	(25.5)	(20.5)
Proceeds from disposal of property and equipment	2.2	4.1
Proceeds from disposal of business	15.3	—
Other	—	1.9
Net cash used in investing activities	(101.6)	(147.9)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	388.0	253.1
Repayments on revolving lines of credit and securitization	(507.7)	(374.5)
Proceeds from financing obligations	—	4.7
Principal payments under capital lease and financing obligations	(7.4)	(8.0)
Proceeds from exercise of stock options	—	0.4
Proceeds from employee stock purchase plan	1.2	1.2
Net settlement on vesting of equity awards	(2.8)	(1.9)
Net cash used in financing activities	(128.7)	(125.0)
Effect of foreign exchange rate changes on cash and cash equivalents	0.1	0.4
Net increase in cash and cash equivalents during the period	50.2	0.1
Cash and cash equivalents cash at beginning of period	33.0	27.8
Cash and cash equivalents at end of period	$83.2	$27.9

Supplemental disclosure of cash flow information:
Cash paid for interest	$47.6	$61.6
Cash paid for income taxes, net	$2.6	$3.6
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$33.9	$141.7
Note receivable on disposals	$8.9	$19.0

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings,"or "the Company") is one of the leading equipment rental suppliers with approximately 270 locations in North America at June 30, 2020. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 50 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

On June 30, 2016, the Company, in its previous form as the holding company of both the existing equipment rental operations as well as the former vehicle rental operations (in its form prior to the Spin-Off, "Hertz Holdings"), completed a spin-off (the "Spin-Off") of its global vehicle rental business through a dividend to stockholders of all of the issued and outstanding common stock of Hertz Rental Car Holding Company, Inc., which was re-named Hertz Global Holdings, Inc. ("New Hertz") in connection with the Spin-Off. New Hertz is an independent public company and continues to operate its global vehicle rental business through its operating subsidiaries including The Hertz Corporation ("THC"). The Company began operating as an independent company and changed its name to Herc Holdings Inc. on June 30, 2016.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Herc Holdings and its wholly owned subsidiaries. In the event that the Company is a primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity are included in the Company's condensed consolidated financial statements. The Company accounts for investments in joint ventures using the equity method when it has significant influence but not control and is not the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

Impacts of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was identified in China and has since spread globally. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Federal, state and local efforts to contain the spread of COVID-19 intensified in March 2020 when most states in the United States, including Florida where the Company is headquartered, enacted shelter in place orders, declared states of emergency, took steps to restrict travel, enacted temporary closures of non-essential businesses and took other restrictive measures in response to the COVID-19 pandemic. The Company's business was deemed essential and was allowed to remain open, however, many industries in which its customers operate were required to temporarily close their facilities or delay or cancel projects and events. The Company has reduced its capital spending in the short-term and, where possible, and is also reducing operating expenses while ensuring ongoing safe and reliable operations. Additionally, as the timing of the removal of these measures and the residual economic impact of the pandemic remains unclear, the Company is currently experiencing a year-over-year decrease in volume of fleet on rent and this reduction in volume is likely to have a negative impact on equipment rental revenue. The impact of the COVID-19 pandemic continues to evolve as state and local governments are re-opening businesses in multiple phases and, in certain jurisdictions, reversing re-opening decisions. Therefore, we cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted.

Recently Issued Accounting Pronouncements

Adopted

Fair Value Measurement

In August 2018, the Financial Accounting Standards Board ("FASB") issued new guidance that modifies disclosure requirements on fair value measurements, removing and modifying certain disclosures, while adding other disclosures. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted the new guidance on its effective date and it did not have a material impact on its financial statement disclosures.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued guidance that requires companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. Different components of the guidance require modified retrospective or prospective adoption. This guidance does not apply to receivables arising from operating leases and, as discussed in Note 3, "Revenue Recognition," most of the Company's equipment rental revenue is accounted for as lease revenue under Accounting Standards Codification ("ASC") Topic 842, Leases, ("Topic 842"). The Company adopted this guidance on its effective date and there was no material impact on its financial position, results of operations or cash flows.

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

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 92.0% and 90.9% of total revenue for the three and six months ended June 30, 2020, respectively, compared to 89.7% and 89.2% for the same periods in 2019.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following tables summarizes the applicable accounting guidance for the Company’s revenues for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,
	2020			2019
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$298.0	$—	$298.0	$371.5	$—	$371.5
Other rental revenue:
Delivery and pick-up	—	17.9	17.9	—	24.1	24.1
Other	11.7	—	11.7	12.0	—	12.0
Total other rental revenues	11.7	17.9	29.6	12.0	24.1	36.1
Total equipment rentals	309.7	17.9	327.6	383.5	24.1	407.6
Sales of rental equipment	—	31.4	31.4	—	51.3	51.3
Sales of new equipment, parts and supplies	—	7.0	7.0	—	13.2	13.2
Service and other revenues	—	2.0	2.0	—	3.0	3.0
Total revenues	$309.7	$58.3	$368.0	$383.5	$91.6	$475.1

	Six Months Ended June 30,
	2020			2019
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$651.5	$—	$651.5	$718.2	$—	$718.2
Other rental revenue:
Delivery and pick-up	—	38.8	38.8	—	44.0	44.0
Other	23.8	—	23.8	23.0	—	23.0
Total other rental revenues	23.8	38.8	62.6	23.0	44.0	67.0
Total equipment rentals	675.3	38.8	714.1	741.2	44.0	785.2
Sales of rental equipment	—	71.4	71.4	—	136.4	136.4
Sales of new equipment, parts and supplies	—	14.0	14.0	—	24.1	24.1
Service and other revenues	—	4.7	4.7	—	5.1	5.1
Total revenues	$675.3	$128.9	$804.2	$741.2	$209.6	$950.8

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales of rental equipment	$31.4	$51.3	$71.4	$136.4
Sales of new equipment	3.1	6.7	6.1	11.2
Sales of parts and supplies	3.9	6.5	7.9	12.9
Total	$38.4	$64.5	$85.4	$160.5

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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $13.2 million and $15.6 million as of June 30, 2020 and December 31, 2019, respectively.
Service and other revenues
Service and other revenues primarily include revenue earned from equipment management and similar services for rental customers which includes providing customer support functions such as dedicated in-plant operations, plant management services, equipment and safety training, and repair and maintenance services particularly to industrial customers who request such services.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three and six months ended June 30, 2020 and 2019 that was included in the contract liability balance as of the beginning of each such period.

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and six months ended June 30, 2020 and 2019 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2020.

Contract estimates and judgments

The Company's revenues accounted for under Topic 606 generally do not require significant estimates or judgments, primarily for the following reasons:

•The transaction price is generally fixed and stated on the Company's contracts;
•As noted above, the Company's contracts generally do not include multiple performance obligations, and accordingly do not generally require estimates of the standalone selling price for each performance obligation;
•The Company's revenues do not include material amounts of variable consideration; and
•Most of the Company's revenue is recognized as of a point-in-time and the timing of the satisfaction of the applicable performance obligations is readily determinable. As noted above, the revenue recognized under Topic 606 is generally recognized at the time of delivery to, or pick-up by, the customer.

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment
Rental equipment consists of the following (in millions):

	June 30, 2020	December 31, 2019
Rental equipment	$3,786.6	$3,821.6
Less: Accumulated depreciation	(1,389.9)	(1,331.6)
Rental equipment, net	$2,396.7	$2,490.0

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 5 —Assets Held for Sale and Impairment

As of December 31, 2019, the Company's assets held for sale consisted of the net assets of its remaining international operations outside of North America. In connection with the reclassification of the assets held for sale, an impairment analysis was performed and an impairment charge of approximately $4.0 million was recorded during the year ended December 31, 2019. In April 2020, the Company closed on the sale which was comprised of six locations and realized a loss on the sale of $2.8 million that was recorded in "Other income (expense), net" in the Company's condensed consolidated statements of operations.

As of June 30, 2020, the Company's assets held for sale consisted of the net assets of two locations. The operations have been actively marketed for sale and management expects the sale to be completed in the next 12 months. In connection with the reclassification of the assets held for sale, an impairment analysis was performed and an impairment charge of approximately $1.5 million was recorded at June 30, 2020.

During June 2020, the Company recorded a right-of-use ("ROU") asset impairment charge of $1.7 million related to two leased locations that were closed during the second quarter of 2019. See Note 6, "Leases" for additional information on the restructuring charges taken in the prior year related to the closures.

During March 2020, the Company recorded an impairment charge of $6.3 million on a long-term receivable balance related to a previous joint venture, the remaining balances of $4.0 million and $8.7 million are included in "Other current assets" and "Other long-term assets," respectively, in the condensed consolidated balance sheets.

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

The components of lease expense consist of the following (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2020	2019	2020	2019
Operating lease cost(a)	Direct operating	$17.4	$22.3	$41.7	$44.7
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization(b)	2.8	1.3	5.9	3.7
Interest on lease liabilities	Interest expense, net	0.4	0.3	0.8	0.7
Sublease income	Equipment rental revenue	(8.0)	(14.4)	(23.1)	(29.1)
Net lease cost		$12.6	$9.5	$25.3	$20.0

(a) Includes short-term leases of $5.2 million and $17.2 million for the three and six months ended June 30, 2020 and $11.5 million and $23.1 million for the three and six months ended June 30, 2019, respectively, and variable lease costs of $0.7 million and $1.5 million for the three and six months ended June 30, 2020 and $0.7 million and $2.3 million for the three and six months ended June 30, 2019, respectively.
(b) Depreciation and amortization is included with selling, general and administrative expense.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

In response to the impact of COVID-19 on the Company's operations, the Company engaged in negotiations with its landlords regarding rent concessions. The Company has received a rent abatement on certain properties ranging from one to three months and has elected to recognize these concessions as a variable credit to rent expense in accordance with the relief issued by the FASB titled ASC Topic 842 and ASC Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic. The Company has also received a rent abatement in exchange for an extension of the term of the lease on other properties and the Company has accounted for these arrangements as lease modifications.
During the second quarter of 2019, the Company entered into a plan of restructuring with respect to certain branches in Canada. As part of the plan, certain of its leased locations were closed and the Company recorded a ROU asset impairment of$4.8 million. Additionally, the Company recorded related leasehold improvement impairments of $0.7 million and severance charges of $2.3 million. See Note 5, "Assets Held for Sale and Impairment " for information on additional impairment charges taken on the ROU assets related to these locations during the second quarter of 2020.

Note 7—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at June 30, 2020	Weighted Average Stated Interest Rate at June 30, 2020	Fixed or Floating Interest Rate	Maturity	June 30, 2020	December 31, 2019
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200.0	$1,200.0
Other Debt
ABL Credit Facility	N/A	1.61%	Floating	2024	577.0	650.0
AR Facility	N/A	0.84%	Floating	2020	130.0	175.0
Finance lease liabilities	3.04%	N/A	Fixed	2020-2027	47.2	56.2
Other borrowings	N/A	NA	NA	NA	—	5.2
Unamortized Debt Issuance Costs(a)					(7.5)	(7.9)
Total debt					1,946.7	2,078.5
Less: Current maturities of long-term debt					(15.4)	(27.0)
Long-term debt, net					$1,931.3	$2,051.5
(a) Unamortized debt issuance costs totaling $8.0 million and $9.3 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of June 30, 2020 and December 31, 2019, respectively, and are included in "Other long-term assets" in the condensed consolidated balance sheets.

The effective interest rate for the fixed rate 2027 Notes (as defined below) includes the stated interest on the notes and the amortization of any debt issuance costs.

Senior Notes

On July 9, 2019, the Company issued $1.2 billion aggregate principal amount of its 5.50% Senior Notes due 2027 (the "2027 Notes"). Interest on the 2027 Notes accrues at the rate of 5.50% per annum and is payable semi-annually in arrears on January 15 and July 15. The 2027 Notes will mature on July 15, 2027. Additional information about the 2027 Notes is included in Note 10 to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

Other Borrowings

The Company's former subsidiary in China had uncommitted credit agreements for up to an aggregate principal amount of $10.0 million. Interest accrued on the loans drawn under these facilities at an applicable loan prime rate plus 0.535% published by National Interbank Funding Center and was payable quarterly. In conjunction with the sale of the Company's subsidiary in China in April 2020, the credit agreement was terminated and no borrowings were outstanding at June 30, 2020.

Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of June 30, 2020 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,147.4	$1,147.4
AR Facility	45.0	13.4
Total	$1,192.4	$1,160.8

Letters of Credit

As of June 30, 2020, $25.6 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $224.4 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at June 30, 2020	Maturities	June 30, 2020	December 31, 2019
Financing obligations	5.00%	2026-2038	$121.7	$123.5
Unamortized financing issuance costs			(2.4)	(2.5)
Total financing obligations			119.3	121.0
Less: Current maturities of financing obligations			(3.5)	(3.4)
Financing obligations, net			$115.8	$117.6

Note 9—Income Taxes

Income tax benefit was $1.9 million and $0.8 million for the three and six months ended June 30, 2020, respectively. The benefit was primarily driven by the level of pre-tax income (loss), offset by non-deductible expenses, stock-based compensation, valuation allowances recorded on losses generated by certain foreign loss jurisdictions, Internal Revenue Service ("IRS") audit adjustments and related refunds from foreign jurisdictions.

Note 10—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the six months ended June 30, 2020 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Unrealized Gains (Loss) on Hedging Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(16.0)	$1.2	$(94.9)	$(109.7)
Other comprehensive loss before reclassification	—	—	(13.4)	(13.4)
Amounts reclassified from accumulated other comprehensive loss	0.6	(1.2)	2.1	1.5
Net current period other comprehensive income (loss)	0.6	(1.2)	(11.3)	(11.9)
Balance at June 30, 2020	$(15.4)	$—	$(106.2)	$(121.6)

Amounts reclassified from accumulated other comprehensive income (loss) to net income (loss) were as follows (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Pension and other postretirement benefit plans	Statement of Operations Caption	2020	2019	2020	2019
Amortization of actuarial losses	Selling, general and administrative	$0.4	$0.4	$0.8	$0.8
Tax benefit	Income tax benefit (provision)	(0.1)	(0.1)	(0.2)	(0.2)
		0.3	0.3	0.6	0.6
Hedging instruments
Gain on settlement	Interest expense, net	—	—	(1.5)	—
Tax provision	Income tax benefit (provision)	—	—	0.3	—
		—	—	(1.2)	—
Reclassification of foreign currency items	Other expense (income), net	2.1	—	2.1	—
Total reclassifications for the period		$2.4	$0.3	$1.5	$0.6

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

        Environmental

The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. The probable expenses that the Company expects to incur for such matters have been accrued, and those expenses are reflected in the Company's consolidated financial statements. As of June 30, 2020 and December 31, 2019, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" was $0.3 million and $0.2 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which the Company ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as the Company's connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Guarantee

The Company has guaranteed an outstanding bank loan in connection with a previous joint venture. The Company has determined the maximum potential payment amount under the guarantee is approximately $5.8 million; however, the probability of any payment is remote and therefore the Company has not recorded a liability on its balance sheet as of June 30, 2020. The bank loan is collateralized by the rental equipment and other assets of the joint venture entity and has maturities through 2023.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Cash Equivalents

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had $50.0 million of cash equivalents at June 30, 2020 and no cash equivalents at December 31, 2019.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility, finance lease liabilities and other borrowings approximated their book values as of June 30, 2020 and December 31, 2019. The fair value of the Company's 2027 Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	June 30, 2020		December 31, 2019
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200.0	$1,202.6	$1,200.0	$1,265.0

Note 13—Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss), basic and diluted	$2.0	$9.7	$(1.7)	$3.0
Denominator:
Basic weighted average common shares	29.1	28.7	29.0	28.6
Stock options, RSUs and PSUs	0.1	0.4	—	0.4
Weighted average shares used to calculate diluted earnings (loss) per share	29.2	29.1	29.0	29.0
Earnings (loss) per share:
Basic	$0.07	$0.34	$(0.06)	$0.10
Diluted	$0.07	$0.33	$(0.06)	$0.10
Antidilutive stock options, RSUs and PSUs	0.8	0.2	0.9	0.4

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 14—Related Party Transactions

Agreements with Carl C. Icahn

The Company is subject to the Nomination and Standstill Agreement, dated September 15, 2014 (the "Nomination and Standstill Agreement"), with Carl C. Icahn and certain related entities and individuals. In connection with their appointments or nomination, as applicable, to the Company’s board of directors (the "Board"), each of Jonathan Frates, Nicholas F. Graziano and Andrew N. Langham (collectively, the "Icahn Designees," and, together with Carl C. Icahn and the other parties to the Nomination and Standstill Agreements, the "Icahn Group") executed a Joinder Agreement agreeing to become bound as a party to the terms and conditions of the Nomination and Standstill Agreement (such Joinder Agreements, together with the Nomination and Standstill Agreement, are collectively referred to herein as the "Icahn Agreements").

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

Our revenues primarily are derived from rental and related charges and consist of:

•Equipment rental (includes all revenue associated with the rental of equipment including ancillary revenue from delivery, rental protection programs and fueling charges);
•Sales of rental equipment and sales of new equipment, parts and supplies; and
•Service and other revenue (primarily relating to training and labor provided to customers).

Our expenses primarily consist of:

•Direct operating expenses (primarily wages and related benefits, facility costs and other costs relating to the operation and rental of rental equipment, such as delivery, maintenance and fuel costs);
•Cost of sales of rental equipment, new equipment, parts and supplies;
•Depreciation expense relating to rental equipment;
•Selling, general and administrative expenses; and
•Interest expense.

Impacts of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was identified in China and has since spread globally. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Federal, state and local efforts to contain the spread of COVID-19 intensified in March 2020 when most states in the United States, including Florida where we are headquartered, enacted shelter in place orders, declared states of emergency, took steps to restrict travel, enacted temporary closures of non-essential businesses and took other restrictive measures in response to the COVID-19 pandemic. Our business was deemed essential and was allowed to remain open, however, many industries in which our customers operate were required to temporarily close their facilities or delay or cancel projects and events. We have reduced our capital spending in the short-

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

term and, where possible, we are also reducing operating expenses while ensuring ongoing safe and reliable operations. Additionally, as the timing of the removal of these measures and the residual economic impact of the pandemic remains unclear, we estimate that we will experience a year-over-year decrease in volume of fleet on rent of approximately 8% to 13% and this reduction in volume is likely to have a negative impact on our equipment rental revenue of approximately 10% to 15% during the second half of 2020. The impact of the COVID-19 pandemic continues to evolve as state and local governments are re-opening businesses in multiple phases and, in certain jurisdictions, reversing re-opening decisions. Therefore, we cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted.

We remain focused on the safety and well-being of our employees, customers and communities as we maintain a high-level of service to our customers. We continue to communicate frequently throughout the organization to reinforce our health and safety guidelines, based on the Center for Disease Control recommendations. Within our operations, a number of adjustments have been made to minimize physical interactions. These include utilizing our information technology platforms to accommodate as many employees as possible to work remotely from their homes. At the operations level, we have implemented new policies to expand the washing of equipment and sanitization of high-touch areas such as dashboards and steering wheels. We have reduced access to or closed our customer showrooms and have implemented curb-side pick-up and drop-off of equipment at our branches requiring customers and vendors to call before they visit. We are supplying personal protective equipment for those employees who interact with customers and employed remediation companies to assist in cleaning branches where necessary.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Equipment rental	$327.6	$407.6	$(80.0)	(19.6)%	$714.1	$785.2	$(71.1)	(9.1)%
Sales of rental equipment	31.4	51.3	(19.9)	(38.8)	71.4	136.4	(65.0)	(47.7)
Sales of new equipment, parts and supplies	7.0	13.2	(6.2)	(47.0)	14.0	24.1	(10.1)	(41.9)
Service and other revenue	2.0	3.0	(1.0)	(33.3)	4.7	5.1	(0.4)	(7.8)
Total revenues	368.0	475.1	(107.1)	(22.5)	804.2	950.8	(146.6)	(15.4)
Direct operating	144.7	188.5	(43.8)	(23.2)	333.9	377.6	(43.7)	(11.6)
Depreciation of rental equipment	101.4	100.9	0.5	0.5	201.8	200.9	0.9	0.4
Cost of sales of rental equipment	29.6	50.0	(20.4)	(40.8)	72.0	133.5	(61.5)	(46.1)
Cost of sales of new equipment, parts and supplies	5.1	10.4	(5.3)	(51.0)	10.2	18.6	(8.4)	(45.2)
Selling, general and administrative	56.8	73.5	(16.7)	(22.7)	126.6	145.0	(18.4)	(12.7)
Restructuring	0.7	7.8	(7.1)	(91.0)	0.7	7.8	(7.1)	(91.0)
Impairment	3.2	—	3.2	100.0	9.5	—	9.5	100.0
Interest expense, net	23.3	31.6	(8.3)	(26.3)	47.7	64.5	(16.8)	(26.0)
Other expense (income), net	3.1	(2.6)	5.7	NM	4.3	(2.3)	6.6	NM
Income (loss) before income taxes	0.1	15.0	(14.9)	(99.3)	(2.5)	5.2	(7.7)	(148.1)
Income tax benefit (provision)	1.9	(5.3)	7.2	135.8	0.8	(2.2)	3.0	136.4
Net income ( loss)	$2.0	$9.7	$(7.7)	(79.4)%	$(1.7)	$3.0	$(4.7)	(156.7)%
NM - not meaningful

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Equipment rental revenue decreased $80.0 million, or 19.6%, during the second quarter of 2020 when compared to the second quarter of 2019. The decrease was primarily attributable to lower volume (including re-rent and delivery revenue) primarily related to the impact of the regulatory orders addressing COVID-19 ("COVID-19 Orders") as customers we serve that were not designated essential businesses were closed throughout a significant portion of the quarter. Additionally, pricing declined 0.3% during the second quarter of 2020.

Sales of rental equipment decreased $19.9 million, or 38.8%, during the second quarter of 2020 when compared to the second quarter of 2019. During the second quarter of 2020, the volume of sales declined due to COVID-19 related impact to sales channels and decreased demand for used rental equipment. We expect continued reductions in the volume of sales for the remainder of 2020. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 94.3% in the second quarter of 2020 compared to 97.5% in the second quarter of 2019. The increase in margin on sale of rental equipment in the second quarter of 2020 was primarily due to a lower proportion of sales through the lower-margin auction channel.

Sales of new equipment, parts and supplies decreased $6.2 million, or 47.0%, during the second quarter of 2020 when compared to the second quarter of 2019, driven by the impact of the COVID-19 Orders. The cost of sales of new equipment, parts and supplies as a percentage of the related revenue was 72.9% for the second quarter of 2020 compared to 78.8% for the second quarter of 2019. The increase in margin was attributable to the mix of equipment sold.

Direct operating expenses in the second quarter of 2020 decreased $43.8 million, or 23.2%, when compared to the second quarter of 2019, however, within direct operating expenses were the following fluctuations:

•Fleet and related expenses decreased $27.1 million as a result of (i) a decrease in delivery and freight expenses of $9.7 million due to the decrease in deliveries related to the impact of the COVID-19 Orders and better management of transportation costs; (ii) a decrease in maintenance expense of $6.0 million as more rental equipment was idle during the second quarter of 2020; (iii) a decrease in re-rent expense of $5.0 million due to the decrease in re-rent revenue and

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(iv) a decrease in fuel expense of $4.9 million due to the decrease in volume of equipment on rent and a decrease in the price of fuel.

•Personnel-related expenses decreased $16.2 million primarily due to a reduction in wages related to furloughs implemented during the second quarter of 2020 and limitations on overtime in response to reduced volume due to the COVID-19 Orders.

•Other direct operating costs decreased $0.5 million primarily due to decreased field facilities expense resulting from rent abatements received from landlords during the quarter.

Selling, general and administrative expenses decreased $16.7 million, or 22.7%, in the second quarter of 2020 when compared to the second quarter of 2019. The decline was primarily due to decreases in selling expense of $4.0 million, travel expense of $3.7 million and various other expenses due to cost containment measures management has taken primarily due to the decreased volume associated with the COVID-19 Orders.

Restructuring expense was $0.7 million during the second quarter of 2020 related to personnel reductions and additional costs related to a prior restructuring plan. Restructuring expense was $7.8 million during the second quarter of 2019 as a result of our plan of restructuring in Canada, which included right-of-use ("ROU") assets and related leasehold improvement impairment of $5.5 million and severance charges of $2.3 million.

Impairment expense was $3.2 million during the second quarter of 2020, including $1.5 million related to certain assets that were deemed held for sale at June 30, 2020, and $1.7 million related to an ROU asset impairment charge for two previously closed locations.

Interest expense, net decreased $8.3 million, or 26.0%, during the three months ended June 30, 2020 when compared with the same period in 2019 primarily due to the lower interest rates on our 2027 Notes and lower average outstanding balances on our ABL Credit Facility.

Income tax benefit was $1.9 million during the three months ended June 30, 2020 when compared with a provision of $5.3 million for the same period in 2019. The benefit in the second quarter of 2020 was primarily driven by the level of pre-tax income, offset by non-deductible expenses, stock-based compensation, valuation allowances recorded on losses generated by certain foreign loss jurisdictions, IRS audit adjustments and related refunds from foreign jurisdictions.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

Equipment rental revenue decreased $71.1 million, or 9.1%, during the first half of 2020 when compared to the first half of 2019. The decrease was primarily attributable to lower volume (including re-rent and delivery revenue) primarily related to the impact of the COVID-19 Orders as customers we serve that were not designated essential businesses were closed throughout a significant portion of the second quarter of 2020. The decrease was partially offset by pricing increases of 1.1% during the first half of 2020.

Sales of rental equipment decreased $65.0 million, or 47.7%, during the first half of 2020 when compared to the first half of 2019. During the first half of 2020, the volume of sales declined due to COVID-19 related impact to sales channels and decreased demand for used rental equipment. We expect continued reductions in the volume of sales for the remainder of 2020. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 100.8% in the first half of 2020 compared to 97.9% in the first half of 2019. The reduction in margin on sale of rental equipment in the first half of 2020 was primarily due to a higher proportion of sales through the lower-margin auction channel during the first quarter of 2020.

Sales of new equipment, parts and supplies decreased $10.1 million, or 41.9%, during the first half of 2020 when compared to the first half of 2019, driven by the impact of the COVID-19 Orders. The cost of sales of new equipment, parts and supplies as a percentage of the related revenue was 72.9% for the second quarter of 2020 compared to 77.2% for the second quarter of 2019. The increase in margin was attributable to the mix of equipment sold.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Direct operating expenses overall in the first half of 2020 decreased $43.7 million, or 11.6% when compared to the fist half of 2019, however, within direct operating expenses were the following fluctuations:

•Fleet and related expenses decreased $33.8 million as a result of (i) a decrease in delivery and freight expenses of $17.1 million due to the decrease in deliveries related to the impact of the COVID-19 Orders and better management of transportation costs; (ii) a decrease in maintenance expense of $7.9 million as more rental equipment was idle during the second quarter of 2020; (iii) a decrease in re-rent of $4.7 million due to the decrease in re-rent revenue and (iv) a decrease in fuel expense of $3.9 million due to the decrease in volume of equipment on rent and a decrease in the price of fuel.

•Personnel-related expenses decreased $12.4 million primarily due to a reduction in wages related to furloughs implemented during the second quarter of 2020 and a limitations on overtime in response to reduced volume due to the COVID-19 Orders.

•Other direct operating costs increased $2.5 million primarily due to increased field facilities expenses of $1.0 million related to new branches that were opened during the second half of 2019 and increases due to recurring lease renewals on existing locations, partially offset by rent abatements received from landlords during the quarter.

Selling, general and administrative expenses decreased $18.4 million, or 12.7%, in the first half of 2020 when compared to the first half of 2019. The decline was primarily due to decreases in selling expense of $3.7 million, travel expense of $3.7 million, professional fees of $3.5 million and commissions and incentives of $3.2 million due to cost containment measures management has taken primarily due to the decreased volume associated with the COVID-19 Orders.

Restructuring expense was $0.7 million during the first half of 2020 related to personnel reductions and additional costs related to a prior restructuring plan. Restructuring expense was $7.8 million during the first half of 2019 as a result of our plan of restructuring in Canada which included right-of-use assets and related leasehold improvement impairment of $5.5 million and severance charges of $2.3 million.

Impairment expense was $9.5 million during the first half of 2020 and consisted of $6.3 million related to the partial impairment of a long-term receivable related to the sale of our former joint venture, $1.7 million related to an ROU asset impairment charge for two previously closed locations and $1.5 million related to certain assets that were deemed held for sale at June 30, 2020.

Interest expense, net decreased $16.8 million, or 26.3%, during the first half of 2020 when compared with the same period in 2019 primarily due to the lower interest rates on our 2027 Notes and lower average outstanding balances on our ABL Credit Facility.

Income tax benefit was $0.8 million during the six months ended June 30, 2020 when compared with a provision of $2.2 million for the same period in 2019. The benefit in the first half of 2020 was primarily driven by the level of pre-tax loss, non-deductible expenses, stock-based compensation, valuation allowances recorded on losses generated by certain foreign loss jurisdictions, IRS audit adjustments and related refunds from foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations and servicing of debt. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of June 30, 2020, we had approximately $2.0 billion of total nominal indebtedness outstanding. A substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of June 30, 2020 consisted of cash and cash equivalents of $83.2 million and unused commitments of $1.2 billion under our ABL Credit Facility and AR Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. Based on the impacts of

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Six Months Ended June 30,
	2020	2019	$ Change
Cash provided by (used in):
Operating activities	$280.4	$272.6	$7.8
Investing activities	(101.6)	(147.9)	46.3
Financing activities	(128.7)	(125.0)	(3.7)
Effect of exchange rate changes	0.1	0.4	(0.3)
Net change in cash and cash equivalents	$50.2	$0.1	$50.1

Operating Activities

During the six months ended June 30, 2020, we generated $7.8 million more cash from operating activities compared with the same period in 2019. The increase was primarily related to improved collections on accounts receivable, partially offset by timing of payments on accounts payable during the six months ended June 30, 2020 as compared to the same period in 2019.

Investing Activities

Cash used in investing activities decreased $46.3 million during the six months ended June 30, 2020 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment and non-rental capital expenditures, which we reduced during the first half of 2020 due to the impact of the COVID-19 pandemic. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities

Cash used in financing activities increased $3.7 million during the six months ended June 30, 2020 when compared with the prior-year period. Cash used in financing activities during the six months ended June 30, 2020 primarily represents our changes in debt, which included net repayments of $119.7 million on our revolving lines of credit and securitization during the six months of 2020. Net repayments in the prior year period were $121.4 million, partially offset by proceeds from the sale-leaseback transaction in the first quarter of 2019 of $4.7 million.

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

	Six Months Ended June 30,
	2020	2019
Rental equipment expenditures	$161.5	$257.1
Disposals of rental equipment	(67.9)	(123.7)
Net rental equipment expenditures	$93.6	$133.4

Net capital expenditures for rental equipment decreased $39.8 million during the six months ended June 30, 2020 compared to the same period in 2019. During the first half of 2020, we reduced rental equipment expenditures and disposals to effectively manage our fleet and liquidity in light of the uncertainty surrounding the COVID-19 pandemic. We also reduced disposals during the first half of 2020 in response to improvements over the past year in the mix and age of equipment as part of our long-term capital expenditure plans. We expect to continue reductions in our net rental equipment expenditures for the remainder of 2020.
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

As of June 30, 2020, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,147.4	$1,147.4
AR Facility	45.0	13.4
Total	$1,192.4	$1,160.8

As of June 30, 2020, $25.6 million of standby letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon. The ABL Credit Facility had $224.4 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our 2027 Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of June 30, 2020, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2020, there have been no material changes outside the ordinary course of business to our known contractual obligations as set forth in the Contractual Obligations table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of June 30, 2020, there have been no material changes to our indemnification obligations as disclosed in Note 16, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2019. For further information, see the discussion on indemnification obligations included in Note 11, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

As of June 30, 2020, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the period ended December 31, 2019.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions could negatively impact our business and the businesses of our customers. In December 2019, a novel strain of coronavirus, COVID-19, was identified and the virus continues to spread globally. COVID-19 has spread throughout the world, including the United States, and the World Health Organization has declared COVID-19 a pandemic. Many jurisdictions have implemented orders to slow and limit the transmission of the virus. These orders have limited or prohibited certain economic activity, including, in some jurisdictions, the shutdown of construction activity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, Hertz Holdings announced a $1.0 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us, as the successor to Hertz Holdings, to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount. The timing and extent to which we repurchase shares will depend upon, among other things, market conditions, share price, liquidity targets, contractual restrictions and other factors. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the six months ended June 30, 2020. As of June 30, 2020, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $395.9 million.

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

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1**	18 U.S.C. Section 1350 Certifications of Principal Executive Officer and the Principal Financial Officer
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
*Filed herewith
**Furnished herewith

HERC HOLDINGS INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 23, 2020	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK IRION
Mark Irion Senior Vice President and Chief Financial Officer