Form 10-Q
period 2020-09-30
HERC HOLDINGS INC
filed 2020-10-22
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 16, 2020, there were 29,225,907 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the year ended September 30, 2020 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our business plans and strategy, projected profitability, performance or cash flows, future capital expenditures, anticipated financing needs, business trends, the impact of and our response to COVID-19 and other information that is not historical information. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 under Item 1A "Risk Factors," in Part II, Item 1A of this Report, and in our other filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise forward-looking statements that have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$53.8	$33.0
Receivables, net of allowances of $22.0 and $18.8, respectively	293.3	306.7
Other current assets	37.9	28.9
Assets held for sale	—	31.1
Total current assets	385.0	399.7
Rental equipment, net	2,345.5	2,490.0
Property and equipment, net	289.0	311.8
Right-of-use lease assets	240.7	207.3
Intangible assets, net	289.4	291.5
Goodwill	93.6	93.6
Other long-term assets	18.8	23.1
Total assets	$3,662.0	$3,817.0
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$17.7	$30.4
Current maturities of operating lease liabilities	31.9	30.5
Accounts payable	132.7	126.5
Accrued liabilities	119.4	135.7
Total current liabilities	301.7	323.1
Long-term debt, net	1,827.9	2,051.5
Financing obligations, net	114.9	117.6
Operating lease liabilities	218.3	182.2
Deferred tax liabilities	469.5	459.3
Other long-term liabilities	43.2	39.0
Total liabilities	2,975.5	3,172.7
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 31.9 and 31.5 shares issued and 29.2 and 28.8 shares outstanding	0.3	0.3
Additional paid-in capital	1,807.4	1,796.9
Accumulated deficit	(313.0)	(351.2)
Accumulated other comprehensive loss	(116.2)	(109.7)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	686.5	644.3
Total liabilities and equity	$3,662.0	$3,817.0

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Equipment rental	$402.3	$459.6	$1,116.4	$1,244.8
Sales of rental equipment	45.3	35.4	116.7	171.8
Sales of new equipment, parts and supplies	6.2	10.0	20.2	34.1
Service and other revenue	2.9	3.1	7.6	8.2
Total revenues	456.7	508.1	1,260.9	1,458.9
Expenses:
Direct operating	169.4	197.7	503.3	575.3
Depreciation of rental equipment	101.9	102.7	303.7	303.6
Cost of sales of rental equipment	46.3	36.7	118.3	170.2
Cost of sales of new equipment, parts and supplies	4.4	7.2	14.6	25.8
Selling, general and administrative	61.0	76.2	187.6	221.2
Restructuring	—	—	0.7	7.8
Impairment	—	—	9.5	—
Interest expense, net	22.4	81.9	70.1	146.4
Other expense (income), net	(0.3)	0.5	4.0	(1.8)
Total expenses	405.1	502.9	1,211.8	1,448.5
Income before income taxes	51.6	5.2	49.1	10.4
Income tax benefit (provision)	(11.7)	4.2	(10.9)	2.0
Net income	$39.9	$9.4	$38.2	$12.4
Weighted average shares outstanding:
Basic	29.2	28.7	29.1	28.7
Diluted	29.5	29.1	29.3	29.1
Earnings per share:
Basic	$1.37	$0.33	$1.31	$0.43
Diluted	$1.35	$0.32	$1.30	$0.43

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$39.9	$9.4	$38.2	$12.4
Other comprehensive income (loss):
Foreign currency translation adjustments	5.2	(3.6)	(8.2)	5.8
Reclassification of foreign currency items to other expense (income), net	—	—	2.1	—
Unrealized gains and losses on hedging instruments:
Unrealized gains (losses) on hedging instruments	—	(0.4)	—	(3.4)
Reclassification into net income (loss)	—	—	(1.5)	—
Income tax benefit (provision) related to hedging instruments	—	0.2	0.3	0.9
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	0.3	0.4	1.1	1.2
Income tax provision related to defined benefit pension plans	(0.1)	(0.1)	(0.3)	(0.3)
Total other comprehensive income (loss)	5.4	(3.5)	(6.5)	4.2
Total comprehensive income	$45.3	$5.9	$31.7	$16.6

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at June 30, 2020	29.1	$0.3	$1,800.2	$(352.9)	$(121.6)	$(692.0)	$634.0
Net income	—	—	—	39.9	—	—	39.9
Other comprehensive income	—	—	—	—	5.4	—	5.4
Net settlement on vesting of equity awards	—	—	(0.2)	—	—	—	(0.2)
Stock-based compensation charges	—	—	5.4	—	—	—	5.4
Employee stock purchase plan	—	—	0.5	—	—	—	0.5
Exercise of stock options	0.1	—	1.5	—	—	—	1.5
Balance at September 30, 2020	29.2	$0.3	$1,807.4	$(313.0)	$(116.2)	$(692.0)	$686.5

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2019	28.8	$0.3	$1,796.9	$(351.2)	$(109.7)	$(692.0)	$644.3
Net income	—	—	—	38.2	—	—	38.2
Other comprehensive loss	—	—	—	—	(6.5)	—	(6.5)
Net settlement on vesting of equity awards	0.3	—	(3.0)	—	—	—	(3.0)
Stock-based compensation charges	—	—	10.3	—	—	—	10.3
Employee stock purchase plan	—	—	1.7	—	—	—	1.7
Exercise of stock options	0.1	—	1.5	—	—	—	1.5
Balance at September 30, 2020	29.2	$0.3	$1,807.4	$(313.0)	$(116.2)	$(692.0)	$686.5

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at June 30, 2019	28.7	$0.3	$1,785.8	$(395.7)	$(114.7)	$(692.0)	$583.7
Net income	—	—	—	9.4	—	—	9.4
Other comprehensive loss	—	—	—	—	(3.5)	—	(3.5)
Net settlement on vesting of equity awards	0.1	—	(1.7)	—	—	—	(1.7)
Stock-based compensation charges	—	—	4.3	—	—	—	4.3
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Exercise of stock options	—	—	0.2	—	—	—	0.2
Balance at September 30, 2019	28.8	$0.3	$1,789.2	$(386.3)	$(118.2)	$(692.0)	$593.0

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2018	28.5	$0.3	$1,777.9	$(391.1)	$(122.4)	$(692.0)	$572.7
Net income	—	—	—	12.4	—	—	12.4
Adoption of new accounting pronouncement	—	—	—	(7.6)	—	—	(7.6)
Other comprehensive income	—	—	—	—	4.2	—	4.2
Net settlement on vesting of restricted stock	0.3	—	(3.7)	—	—	—	(3.7)
Stock-based compensation charges	—	—	12.5	—	—	—	12.5
Employee stock purchase plan	—	—	1.8	—	—	—	1.8
Exercise of stock options	—	—	0.7	—	—	—	0.7
Balance at September 30, 2019	28.8	$0.3	$1,789.2	$(386.3)	$(118.2)	$(692.0)	$593.0
The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$38.2	$12.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of rental equipment	303.7	303.6
Depreciation of property and equipment	41.2	39.3
Amortization of intangible assets	5.8	5.2
Amortization of deferred debt and financing obligations costs	2.6	4.3
Loss on extinguishment of debt	—	53.6
Stock-based compensation charges	10.3	12.5
Restructuring	—	5.5
Impairment	9.5	—
Provision for receivables allowances	28.2	40.2
Deferred taxes	12.7	(5.6)
Loss (gain) on sale of rental equipment	1.6	(1.6)
Other	4.2	5.3
Changes in assets and liabilities:
Receivables	(14.5)	(37.0)
Other assets	(4.4)	2.8
Accounts payable	(1.9)	(1.6)
Accrued liabilities and other long-term liabilities	(13.2)	2.3
Net cash provided by operating activities	424.0	441.2
Cash flows from investing activities:
Rental equipment expenditures	(273.2)	(506.7)
Proceeds from disposal of rental equipment	114.1	156.9
Non-rental capital expenditures	(32.0)	(34.9)
Proceeds from disposal of property and equipment	4.2	5.0
Proceeds from disposal of business	15.3	—
Other	—	4.0
Net cash used in investing activities	(171.6)	(375.7)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,200.0
Repayments of long-term debt	—	(864.5)
Proceeds from revolving lines of credit and securitization	473.0	1,134.3
Repayments on revolving lines of credit and securitization	(694.7)	(1,465.5)
Proceeds from financing obligations	—	4.7
Principal payments under capital lease and financing obligations	(10.4)	(11.9)
Debt redemption premium payment	—	(41.5)
Payment of debt financing costs	(0.2)	(13.3)
Proceeds from exercise of stock options	1.5	0.7
Proceeds from employee stock purchase plan	1.7	1.8
Net settlement on vesting of equity awards	(3.0)	(3.7)
Net cash used in financing activities	(232.1)	(58.9)
Effect of foreign exchange rate changes on cash and cash equivalents	0.5	0.1
Net increase in cash and cash equivalents during the period	20.8	6.7
Cash and cash equivalents cash at beginning of period	33.0	27.8
Cash and cash equivalents at end of period	$53.8	$34.5

Supplemental disclosure of cash flow information:
Cash paid for interest, including premium payment	$86.0	$121.2
Cash paid for income taxes, net	$4.0	$0.7
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$13.0	$63.8
Non-rental capital expenditures in accounts payable	$—	$7.3
Notes receivable on disposals	$8.9	$19.0

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or "the Company") is one of the leading equipment rental suppliers with approximately 270 locations in North America at September 30, 2020. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 55 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

Impacts of COVID-19

In December 2019, a novel strain of coronavirus ("COVID-19") was identified in China and has since spread globally. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Federal, state and local efforts to contain the spread of COVID-19 intensified in March 2020 when most states in the United States, including Florida where the Company is headquartered, enacted shelter in place orders, declared states of emergency, took steps to restrict travel, enacted temporary closures of non-essential businesses and took other restrictive measures in response to the COVID-19 pandemic. The Company's business was deemed essential and was allowed to remain open, however, many industries in which its customers operate were required to temporarily close their facilities or delay or cancel projects and events. The Company has reduced its capital spending in the short-term and, where possible, is also reducing operating expenses while ensuring ongoing safe and reliable operations. Additionally, as the timing and extent of the removal of these measures and the residual economic impact of the pandemic remains unclear, the Company is currently experiencing a year-over-year decrease in volume of fleet on rent and this reduction in volume is likely to have a negative impact on equipment rental revenue. The impact of the COVID-19 pandemic continues to evolve as state and local governments are re-opening businesses in multiple phases and, in certain jurisdictions, reversing re-opening decisions. Therefore, we cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted.

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
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued guidance that provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. This guidance is effective beginning March 12, 2020 through December 31, 2022 where the transition method varies depending upon the specific expedient or exception. The Company is in the process of assessing the available expedients and exceptions and, if applicable, the method and timing of adoption.

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 91.6% and 91.2% of total revenue for the three and nine months ended September 30, 2020, respectively, compared to 90.0% and 89.5% for the same periods in 2019.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following tables summarizes the applicable accounting guidance for the Company’s revenues for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,
	2020			2019
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$362.4	$—	$362.4	$416.0	$—	$416.0
Other rental revenue:
Delivery and pick-up	—	23.7	23.7	—	27.6	27.6
Other	16.2	—	16.2	16.0	—	16.0
Total other rental revenues	16.2	23.7	39.9	16.0	27.6	43.6
Total equipment rentals	378.6	23.7	402.3	432.0	27.6	459.6
Sales of rental equipment	—	45.3	45.3	—	35.4	35.4
Sales of new equipment, parts and supplies	—	6.2	6.2	—	10.0	10.0
Service and other revenues	—	2.9	2.9	—	3.1	3.1
Total revenues	$378.6	$78.1	$456.7	$432.0	$76.1	$508.1

	Nine Months Ended September 30,
	2020			2019
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$1,013.9	$—	$1,013.9	$1,134.2	$—	$1,134.2
Other rental revenue:
Delivery and pick-up	—	62.5	62.5	—	71.6	71.6
Other	40.0	—	40.0	39.0	—	39.0
Total other rental revenues	40.0	62.5	102.5	39.0	71.6	110.6
Total equipment rentals	1,053.9	62.5	1,116.4	1,173.2	71.6	1,244.8
Sales of rental equipment	—	116.7	116.7	—	171.8	171.8
Sales of new equipment, parts and supplies	—	20.2	20.2	—	34.1	34.1
Service and other revenues	—	7.6	7.6	—	8.2	8.2
Total revenues	$1,053.9	$207.0	$1,260.9	$1,173.2	$285.7	$1,458.9

Topic 842 revenues
Equipment Rental Revenue
The Company offers a broad portfolio of equipment for rent on a daily, weekly or monthly basis, with substantially all rental agreements cancelable upon the return of the equipment. Virtually all customer contracts can be canceled by the customer with no penalty by returning the equipment within one day; therefore, the Company does not allocate the transaction price between the different contract elements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales of rental equipment	$45.3	$35.4	$116.7	$171.8
Sales of new equipment	2.4	4.8	8.5	16.0
Sales of parts and supplies	3.8	5.2	11.7	18.1
Total	$51.5	$45.4	$136.9	$205.9

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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $16.6 million and $15.6 million as of September 30, 2020 and December 31, 2019, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three and nine months ended September 30, 2020 and 2019 that was included in the contract liability balance as of the beginning of each such period.

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and nine months ended September 30, 2020 and 2019 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2020.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment
Rental equipment consists of the following (in millions):

	September 30, 2020	December 31, 2019
Rental equipment	$3,753.8	$3,821.6
Less: Accumulated depreciation	(1,408.3)	(1,331.6)
Rental equipment, net	$2,345.5	$2,490.0

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 5 —Assets Held for Sale and Impairment

In September 2020, the Company closed on the sale of two branches and realized a loss on the sale of $0.2 million that was recorded in "Other income (expense), net" in the Company's condensed consolidated statements of operations. In June 2020, the Company had reclassified the assets of these branches to assets held for sale and in connection therewith, an impairment analysis was performed and an impairment charge of approximately $1.5 million was recorded at June 30, 2020.

During June 2020, the Company recorded a right-of-use ("ROU") asset impairment charge of $1.7 million related to two leased locations that were closed during the second quarter of 2019. See Note 6, "Leases" for additional information on the restructuring charges taken in the prior year related to the closures.

During March 2020, the Company recorded an impairment charge of $6.3 million on a long-term receivable related to a previous joint venture sale, the remaining balances of $4.0 million and $8.7 million are included in "Other current assets" and "Other long-term assets," respectively, in the condensed consolidated balance sheets.

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

Note 6—Leases

The Company leases real estate, office equipment and service vehicles. The Company's leases have remaining lease terms of up to 18 years, some of which include options to extend the leases for up to 20 years. The Company has included the initial lease term and, in the case where there are options to extend, will include the option to extend if it has determined that it is reasonably certain that the Company would exercise those options.

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

The components of lease expense consist of the following (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2020	2019	2020	2019
Operating lease cost(a)	Direct operating	$17.7	$25.3	$59.4	$70.0
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization(b)	2.6	1.8	8.5	5.5
Interest on lease liabilities	Interest expense, net	0.4	0.4	1.2	1.1
Sublease income	Equipment rental revenue	(9.1)	(17.3)	(32.2)	(46.4)
Net lease cost		$11.6	$10.2	$36.9	$30.2

(a) Includes short-term leases of $4.6 million and $21.8 million for the three and nine months ended September 30, 2020 and $13.7 million and $36.8 million for the three and nine months ended September 30, 2019, respectively, and variable lease costs of $1.4 million and $2.9 million for the three and nine months ended September 30, 2020 and $0.8 million and $3.1 million for the three and nine months ended September 30, 2019, respectively.
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
During the second quarter of 2019, the Company entered into a plan of restructuring with respect to certain branches in Canada. As part of the plan, certain of its leased locations were closed and the Company recorded a ROU asset impairment of $4.8 million. Additionally, the Company recorded related leasehold improvement impairments of $0.7 million and severance charges of $2.3 million. See Note 5, "Assets Held for Sale and Impairment " for information on additional impairment charges taken on the ROU assets related to these locations during the nine months ended September 30, 2020.

Note 7—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at September 30, 2020	Weighted Average Stated Interest Rate at September 30, 2020	Fixed or Floating Interest Rate	Maturity	September 30, 2020	December 31, 2019
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200.0	$1,200.0
Other Debt
ABL Credit Facility	N/A	1.61%	Floating	2024	445.0	650.0
AR Facility	N/A	1.03%	Floating	2021	160.0	175.0
Finance lease liabilities	3.23%	N/A	Fixed	2020-2027	44.3	56.2
Other borrowings	N/A	NA	NA	NA	—	5.2
Unamortized Debt Issuance Costs(a)					(7.2)	(7.9)
Total debt					1,842.1	2,078.5
Less: Current maturities of long-term debt					(14.2)	(27.0)
Long-term debt, net					$1,827.9	$2,051.5
(a)    Unamortized debt issuance costs totaling $7.6 million and $9.3 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of September 30, 2020 and December 31, 2019, respectively, and are included in "Other long-term assets" in the condensed consolidated balance sheets.

The effective interest rate for the fixed rate 2027 Notes (as defined below) includes the stated interest on the notes and the amortization of any debt issuance costs.

Senior Notes

On July 9, 2019, the Company issued $1.2 billion aggregate principal amount of its 5.50% Senior Notes due 2027 (the "2027 Notes"). Interest on the 2027 Notes accrues at the rate of 5.50% per annum and is payable semi-annually in arrears on January 15 and July 15. The 2027 Notes will mature on July 15, 2027. Additional information about the 2027 Notes is included in Note 10, "Debt" to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019.

ABL Credit Facility

On July 31, 2019, Herc Holdings, Herc and certain other subsidiaries of Herc Holdings entered into a credit agreement with respect to a senior secured asset-based revolving credit facility (the "ABL Credit Facility"). The ABL Credit Facility provides (subject to availability under a borrowing base) for aggregate maximum borrowings of up to $1,750 million under a revolving loan facility.  Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation.  Subject to the satisfaction of certain conditions and limitations, the ABL Credit Facility allows for the addition of incremental revolving commitments and/or incremental term loans. The ABL Credit

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Facility matures on July 31, 2024. Additional information about the ABL Credit Facility is included in Note 10, "Debt" to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019.

Accounts Receivable Securitization Facility

In September 2018, the Company entered into an accounts receivable securitization facility (the "AR Facility") with aggregate commitments of $175 million. The AR Facility was amended in September 2020 to extend the maturity date to August 31, 2021. In connection with the AR Facility, Herc and one of its wholly-owned subsidiaries sell their accounts receivables on an ongoing basis to Herc Receivables U.S. LLC, a wholly-owned special-purpose entity (the "SPE"). The SPE's sole business consists of the purchase by the SPE of accounts receivable from Herc and the Herc subsidiary seller and borrowing by the SPE against the eligible accounts receivable from the lenders under the facility. The borrowings are secured by liens on the accounts receivable and other assets of the SPE. Collections on the accounts receivable are used to service the borrowings. The SPE is a separate legal entity that is consolidated in the Company's financial statements. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Herc is the servicer of the accounts receivable under the AR Facility. All of the obligations of the Herc subsidiary seller and the servicer and certain indemnification obligations of the SPE under the agreements governing the AR Facility are guaranteed by Herc pursuant to a performance guarantee. The AR Facility is excluded from current maturities of long-term debt as the Company has the intent and ability to consummate refinancing and extend the term of the agreement.

Other Borrowings

The Company's former subsidiary in China had uncommitted credit agreements for up to an aggregate principal amount of $10.0 million. Interest accrued on the loans drawn under these facilities at an applicable loan prime rate plus 0.535% published by National Interbank Funding Center and was payable quarterly. In conjunction with the sale of the Company's subsidiary in China in April 2020, the credit agreement was terminated and no borrowings were outstanding at September 30, 2020.

Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of September 30, 2020 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,281.6	$1,281.6
AR Facility	15.0	15.0
Total	$1,296.6	$1,296.6

Letters of Credit

As of September 30, 2020, $23.4 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $226.6 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
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

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at September 30, 2020	Maturities	September 30, 2020	December 31, 2019
Financing obligations	5.00%	2026-2038	$120.8	$123.5
Unamortized financing issuance costs			(2.4)	(2.5)
Total financing obligations			118.4	121.0
Less: Current maturities of financing obligations			(3.5)	(3.4)
Financing obligations, net			$114.9	$117.6

Note 9—Income Taxes

Income tax provision was $11.7 million and $10.9 million for the three and nine months ended September 30, 2020, respectively. The provision was primarily driven by the level of pre-tax income, offset by non-deductible expenses, stock-based compensation, valuation allowances recorded on losses generated by certain foreign loss jurisdictions, Internal Revenue Service ("IRS") audit adjustments and related refunds from foreign jurisdictions.

Note 10—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the nine months ended September 30, 2020 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Unrealized Gains (Loss) on Hedging Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(16.0)	$1.2	$(94.9)	$(109.7)
Other comprehensive loss before reclassification	—	—	(8.2)	(8.2)
Amounts reclassified from accumulated other comprehensive loss	0.8	(1.2)	2.1	1.7
Net current period other comprehensive income (loss)	0.8	(1.2)	(6.1)	(6.5)
Balance at September 30, 2020	$(15.2)	$—	$(101.0)	$(116.2)

Amounts reclassified from accumulated other comprehensive income (loss) to net income were as follows (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Pension and other postretirement benefit plans	Statement of Operations Caption	2020	2019	2020	2019
Amortization of actuarial losses	Selling, general and administrative	$0.3	$0.4	$1.1	$1.2
Tax benefit	Income tax benefit (provision)	(0.1)	(0.1)	(0.3)	(0.3)
		0.2	0.3	0.8	0.9
Hedging instruments
Gain on settlement	Interest expense, net	—	—	(1.5)	—
Tax provision	Income tax benefit (provision)	—	—	0.3	—
		—	—	(1.2)	—
Reclassification of foreign currency items	Other expense (income), net	—	—	2.1	—
Total reclassifications for the period		$0.2	$0.3	$1.7	$0.9

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 11—Commitments and Contingencies

Legal Proceedings

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a putative shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Hertz Holdings made material misrepresentations and/or omission of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The complaint sought unspecified monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings moved to dismiss the amended complaint. In October 2014, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing the plaintiff to amend the complaint a second time. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, Hertz Holdings moved to dismiss the second amended complaint. In July 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing plaintiff to file a third amended complaint. In August 2015, plaintiff filed a third amended complaint which included additional allegations, named additional then-current and former officers as defendants and expanded the putative class period to extend from February 14, 2013 to July 16, 2015. In November 2015, Hertz Holdings moved to dismiss the third amended complaint. The plaintiff then sought leave to add a new plaintiff because of challenges to the standing of the first plaintiff. The court granted plaintiff leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint with prejudice on March 24, 2016. In April 2017, the court granted Hertz Holdings' and the individual defendants' motions to dismiss and dismissed the action with prejudice. In May 2017, plaintiff filed a notice of appeal and, in June 2018, oral argument was conducted before the U.S. Court of Appeals for the Third Circuit. In September 2018, the court affirmed the dismissal of the action with prejudice. On February 5, 2019, plaintiff filed a motion to set aside the judgment against it, and for leave to file a fifth amended complaint.  The proposed amended complaint would add allegations related to New Hertz’s December 31, 2018 settlement with the SEC that, among other things, ordered New Hertz to cease and desist from violating certain of the federal securities laws and imposed a civil penalty of $16.0 million.  On February 26, 2019, New Hertz filed an opposition to plaintiff’s motion for relief from judgment and leave to file a fifth amended complaint. On March 8, 2019, plaintiff filed a reply in support of that motion. On September 30, 2019, the court denied plaintiff’s motion for relief from judgment and leave to file a fifth amended complaint. On October 30, 2019, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit. On October 13, 2020, the U.S. Court of Appeals for the Third Circuit affirmed the denial of the plaintiff’s motion for relief from judgement with respect to the former officers. The court did not rule on the appeal with respect to Hertz Global Holdings, Inc. due to the automatic stay created by Hertz Global Holdings, Inc.’s ongoing bankruptcy proceedings.

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

    Environmental

The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. The probable expenses that the Company expects to incur for such matters have been accrued, and those expenses are reflected in the Company's consolidated financial statements. As of September 30, 2020 and December 31, 2019, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" was $0.3 million and $0.2 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which the Company ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as the Company's connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Guarantee

The Company has guaranteed an outstanding bank loan in connection with a previous joint venture. The Company has determined the maximum potential payment amount under the guarantee is approximately $5.7 million; however, the probability of any payment is remote and therefore the Company has not recorded a liability on its balance sheet as of September 30, 2020. The bank loan is collateralized by the rental equipment and other assets of the joint venture entity and has maturities through 2023.

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

Cash Equivalents

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at September 30, 2020 or December 31, 2019.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility, finance lease liabilities and other borrowings approximated their book values as of September 30, 2020 and December 31, 2019. The fair value of the Company's 2027 Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	September 30, 2020		December 31, 2019
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200.0	$1,237.0	$1,200.0	$1,265.0

Note 13—Earnings Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic and diluted earnings per share:
Numerator:
Net income, basic and diluted	$39.9	$9.4	$38.2	$12.4
Denominator:
Basic weighted average common shares	29.2	28.7	29.1	28.7
Stock options, RSUs and PSUs	0.3	0.4	0.2	0.4
Weighted average shares used to calculate diluted earnings per share	29.5	29.1	29.3	29.1
Earnings per share:
Basic	$1.37	$0.33	$1.31	$0.43
Diluted	$1.35	$0.32	$1.30	$0.43
Antidilutive stock options, RSUs and PSUs	0.3	0.2	0.5	0.3

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

term and, where possible, we are also reducing operating expenses while ensuring ongoing safe and reliable operations. Additionally, as the timing and extent of the removal of these measures and the residual economic impact of the pandemic remains unclear, we estimate that we will experience a year-over-year decrease in volume of fleet on rent of approximately 4% to 6% and this reduction in volume is likely to have a negative impact on our equipment rental revenue of approximately 6% to 8% during the fourth quarter of 2020, and we anticipate that this trend will continue into the first quarter of 2021. The impact of the COVID-19 pandemic continues to evolve as state and local governments are re-opening businesses in multiple phases and, in certain jurisdictions, reversing re-opening decisions. Therefore, we cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted.

We remain focused on the safety and well-being of our employees, customers and communities as we maintain a high-level of service to our customers. We continue to communicate frequently throughout the organization to reinforce our health and safety guidelines, based on the Center for Disease Control recommendations. Within our operations, a number of adjustments have been made to minimize physical interactions. These include utilizing our information technology platforms to accommodate as many employees as possible to work remotely from their homes. At the operations level, we have implemented new policies to expand the washing of equipment and sanitization of high-touch areas such as dashboards and steering wheels. We have reduced access to our customer showrooms and have implemented curb-side pick-up and drop-off of equipment at our branches. We are supplying personal protective equipment for those employees who interact with customers and employed remediation companies to assist in cleaning branches where necessary.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Equipment rental	$402.3	$459.6	$(57.3)	(12.5)%	$1,116.4	$1,244.8	$(128.4)	(10.3)%
Sales of rental equipment	45.3	35.4	9.9	28.0	116.7	171.8	(55.1)	(32.1)
Sales of new equipment, parts and supplies	6.2	10.0	(3.8)	(38.0)	20.2	34.1	(13.9)	(40.8)
Service and other revenue	2.9	3.1	(0.2)	(6.5)	7.6	8.2	(0.6)	(7.3)
Total revenues	456.7	508.1	(51.4)	(10.1)	1,260.9	1,458.9	(198.0)	(13.6)
Direct operating	169.4	197.7	(28.3)	(14.3)	503.3	575.3	(72.0)	(12.5)
Depreciation of rental equipment	101.9	102.7	(0.8)	(0.8)	303.7	303.6	0.1	—
Cost of sales of rental equipment	46.3	36.7	9.6	26.2	118.3	170.2	(51.9)	(30.5)
Cost of sales of new equipment, parts and supplies	4.4	7.2	(2.8)	(38.9)	14.6	25.8	(11.2)	(43.4)
Selling, general and administrative	61.0	76.2	(15.2)	(19.9)	187.6	221.2	(33.6)	(15.2)
Restructuring	—	—	—	—	0.7	7.8	(7.1)	(91.0)
Impairment	—	—	—	—	9.5	—	9.5	100.0
Interest expense, net	22.4	81.9	(59.5)	(72.6)	70.1	146.4	(76.3)	(52.1)
Other expense (income), net	(0.3)	0.5	(0.8)	NM	4.0	(1.8)	5.8	NM
Income before income taxes	51.6	5.2	46.4	NM	49.1	10.4	38.7	NM
Income tax benefit (provision)	(11.7)	4.2	(15.9)	NM	(10.9)	2.0	(12.9)	NM
Net income	$39.9	$9.4	$30.5	NM	$38.2	$12.4	$25.8	NM
NM - not meaningful

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Equipment rental revenue decreased $57.3 million, or 12.5%, during the third quarter of 2020 when compared to the third quarter of 2019. The decrease was primarily attributable to lower volume (including delivery and other ancillary revenues) primarily related to the ongoing economic impacts of COVID-19. Re-rent revenues decreased $8.9 million as we continue to strategically reduce re-rent volume. Additionally, pricing was down slightly by 0.8% during the third quarter of 2020.

Sales of rental equipment increased $9.9 million, or 28.0%, during the third quarter of 2020 when compared to the third quarter of 2019. During the third quarter of 2020, the volume of sales increased to manage the size of our fleet and equipment mix. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 102.2% in the third quarter of 2020 compared to 103.7% in the third quarter of 2019. The increase in margin on sale of rental equipment in the third quarter of 2020 was primarily due to a lower proportion of sales through the lower-margin auction channel.

Sales of new equipment, parts and supplies decreased $3.8 million, or 38.0%, during the third quarter of 2020 when compared to the third quarter of 2019, driven by the impact of COVID-19. The cost of sales of new equipment, parts and supplies as a percentage of the related revenue was 71.0% for the third quarter of 2020 compared to 72.0% for the third quarter of 2019. The increase in margin was attributable to the mix of equipment sold.

Direct operating expenses in the third quarter of 2020 decreased $28.3 million, or 14.3%, when compared to the third quarter of 2019, however, within direct operating expenses were the following fluctuations:

•Fleet and related expenses decreased $19.8 million as a result of (i) a decrease in re-rent expense of $8.3 million due to the decrease in re-rent revenue; (ii) a decrease in maintenance expense of $4.7 million as more rental equipment was idle at the beginning of the third quarter of 2020 and more maintenance was performed internally; (iii) a decrease in delivery and freight expenses of $3.2 million due to the decrease in deliveries related to the impact of COVID-19 and better management of transportation costs; and (iv) a decrease in fuel expense of $1.6 million due to the decrease in volume of equipment on rent and a decrease in the price of fuel.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•Personnel-related expenses decreased $8.2 million primarily due to a reduction in wages related to furloughs that continued into the beginning of the third quarter of 2020 and limitations on overtime in response to reduced volume due to COVID-19.

Selling, general and administrative expenses decreased $15.2 million, or 19.9%, in the third quarter of 2020 when compared to the third quarter of 2019. The decline was primarily due to decreases in selling expense of $4.0 million, travel expense of $2.5 million and various other expenses due to cost containment measures management has taken primarily due to the decreased volume associated with COVID-19. Additionally, credit and collections expense decreased $7.7 million during the third quarter of 2020 due to the continued improvements in collections.

Interest expense, net decreased $59.5 million, or 72.6%, during the third quarter of 2020 when compared with the same period in 2019. Interest expense was higher in the prior year primarily due to a loss on extinguishment of debt of $53.6 million included in the third quarter of 2019 related to the extinguishment of the senior secured second priority notes due 2022 and 2024. Interest expense was also lower during the third quarter of 2020 due to lower average outstanding balances on the ABL Credit Facility as compared to the same period in 2019.

Income tax provision was $11.7 million during the quarter ended September 30, 2020 when compared with a benefit of $4.2 million for the same period in 2019. The provision in the third quarter of 2020 was primarily driven by the level of pre-tax income, offset by non-deductible expenses, stock-based compensation and valuation allowances recorded on losses generated by certain foreign loss jurisdictions.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

Equipment rental revenue decreased $128.4 million, or 10.3%, during the nine months ended September 30, 2020 when compared with the prior-year period. The decrease was primarily attributable to lower volume (including delivery and other ancillary revenues) primarily related to the ongoing impacts of COVID-19 as customers we serve that were not designated essential businesses were closed throughout a significant portion of the second quarter of 2020. Re-rent revenues decreased $14.0 million as we continue to strategically reduce re-rent volume. The decrease was partially offset by pricing increases of 0.4% during the nine months ended September 30, 2020.

Sales of rental equipment decreased $55.1 million, or 32.1%, during the nine months ended September 30, 2020 when compared with the prior-year period. During the nine months ended September 30, 2020, the volume of sales declined due to COVID-19 related impacts to sales channels and decreased demand for used rental equipment, however, we are expecting an increase in the volume of sales during the fourth quarter of 2020. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 101.4% during the nine months ended September 30, 2020 compared to 99.1% in the prior-year period. The decrease in margin on sale of rental equipment during the nine months ended September 30, 2020 was primarily due to overall reductions in the pricing of used rental equipment in the market.

Sales of new equipment, parts and supplies decreased $13.9 million, or 40.8%, during the nine months ended September 30, 2020 when compared with the prior-year period, driven by the impact of COVID-19. The cost of sales of new equipment, parts and supplies as a percentage of the related revenue was 72.3% for the third quarter of 2020 compared to 75.7% for the third quarter of 2019. The increase in margin was attributable to the mix of equipment sold.

Direct operating expenses overall during the nine months ended September 30, 2020 decreased $72.0 million, or 12.5% when compared with the prior-year period, however, within direct operating expenses were the following fluctuations:

•Fleet and related expenses decreased $53.6 million as a result of (i) a decrease in delivery and freight expenses of $20.3 million due to the decrease in deliveries related to the impact of COVID-19 and better management of transportation costs; (ii) a decrease in re-rent of $13.0 million due to the decrease in re-rent revenue; (iii) a decrease in maintenance expense of $12.5 million as more rental equipment was idle during the second quarter and beginning of the third quarter of 2020 and more maintenance was performed internally; and (iv) a decrease in fuel expense of $5.5 million due to the decrease in volume of equipment on rent and a decrease in the price of fuel.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•Personnel-related expenses decreased $20.6 million primarily due to a reduction in wages related to furloughs implemented during the second quarter of 2020 and a limitations on overtime in response to reduced volume due to COVID-19.

•Other direct operating costs increased $2.2 million primarily due to increased field facilities expenses related to new branches that were opened during the second half of 2019 and increases due to recurring lease renewals on existing locations, partially offset by rent abatements received from landlords during second and third quarters of 2020.

Selling, general and administrative expenses decreased $33.6 million, or 15.2%, during the nine months ended September 30, 2020 when compared with the prior-year period. The decline was primarily due to decreases in selling expense of $7.7 million, travel expense of $6.2 million, professional fees of $3.1 million and commissions and incentives of $2.6 million due to cost containment measures management has taken primarily due to the decreased volume associated with COVID-19. Additionally, credit and collections expense decreased $8.5 million during the nine months ended September 30, 2020 due to continued improvements in collections.

Restructuring expense was $0.7 million during the nine months ended September 30, 2020 related to personnel reductions and additional costs related to a prior restructuring plan. Restructuring expense was $7.8 million during the nine months ended September 30, 2019 as a result of our plan of restructuring in Canada which included right-of-use assets and related leasehold improvement impairment of $5.5 million and severance charges of $2.3 million.

Impairment expense was $9.5 million during the nine months ended September 30, 2020 and consisted of $6.3 million related to the partial impairment of a long-term receivable related to the sale of our former joint venture, $1.7 million related to an ROU asset impairment charge for two locations closed in 2019 and $1.5 million related to certain assets that were sold during the third quarter of 2020.

Interest expense, net decreased $76.3 million, or 52.1%, during the nine months ended September 30, 2020 when compared with the same period in 2019. Interest expense was higher in the prior year primarily due to a loss on extinguishment of debt of $53.6 million included in the third quarter of 2019 related to the extinguishment of the senior secured second priority notes due 2022 and 2024. Interest expense was also lower during the nine months ended September 30, 2020 due to lower interest rates on the 2027 Notes and lower average outstanding balances on the ABL Credit Facility as compared to the same period in 2019.

Income tax provision was $10.9 million during the nine months ended September 30, 2020 when compared with a benefit of $2.0 million for the same period in 2019. The provision during the nine months ended September 30, 2020 was primarily driven by the level of pre-tax income, non-deductible expenses, stock-based compensation, valuation allowances recorded on losses generated by certain foreign loss jurisdictions, IRS audit adjustments and related refunds from foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations and servicing of debt. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of September 30, 2020, we had approximately $1.8 billion of total nominal indebtedness outstanding. A substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of September 30, 2020 consisted of cash and cash equivalents of $53.8 million and unused commitments of $1.3 billion under our ABL Credit Facility and AR Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. Based on the impacts of COVID-19, we expect to reduce our net rental equipment expenditures to approximately half of our 2019 levels to effectively manage our fleet and liquidity. Notwithstanding the COVID-19 pandemic, we believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated reduced capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

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

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Nine Months Ended September 30,
	2020	2019	$ Change
Cash provided by (used in):
Operating activities	$424.0	$441.2	$(17.2)
Investing activities	(171.6)	(375.7)	204.1
Financing activities	(232.1)	(58.9)	(173.2)
Effect of exchange rate changes	0.5	0.1	0.4
Net change in cash and cash equivalents	$20.8	$6.7	$14.1

Operating Activities

During the nine months ended September 30, 2020, we generated $17.2 million less cash from operating activities compared with the same period in 2019. The decrease was primarily related to timing of payments on accounts payable and other liabilities, partially offset by improved collections on accounts receivable during the nine months ended September 30, 2020 as compared to the same period in 2019.

Investing Activities

Cash used in investing activities decreased $204.1 million during the nine months ended September 30, 2020 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment and non-rental capital expenditures, which we reduced during the nine months ended September 30, 2020 due to the impacts of the COVID-19 pandemic. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities

Cash used in financing activities increased $173.2 million during the nine months ended September 30, 2020 when compared with the prior-year period. Cash used in financing activities during the nine months ended September 30, 2020 primarily represents our changes in debt, which included net repayments of $221.7 million on our revolving lines of credit and securitization during the nine months of 2020. Net repayments in the prior year period were $331.2 million, which were offset by net proceeds from the refinancing of our long-term debt of $335.5 million.

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

	Nine Months Ended September 30,
	2020	2019
Rental equipment expenditures	$273.2	$506.7
Disposals of rental equipment	(114.1)	(156.9)
Net rental equipment expenditures	$159.1	$349.8
Net capital expenditures for rental equipment decreased $190.7 million during the nine months ended September 30, 2020 compared to the same period in 2019. During the nine months ended September 30, 2020, we reduced rental equipment expenditures and disposals to effectively manage our fleet and liquidity in light of the uncertainty surrounding the COVID-19 pandemic. We also reduced disposals during the nine months ended September 30, 2020 in response to improvements over the past year in the mix and age of equipment as part of our long-term capital expenditure plans. We expect to continue reductions in our net rental equipment expenditures for the remainder of 2020.
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

As of September 30, 2020, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,281.6	$1,281.6
AR Facility	15.0	15.0
Total	$1,296.6	$1,296.6

As of September 30, 2020, $23.4 million of standby letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon. The ABL Credit Facility had $226.6 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our 2027 Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of September 30, 2020, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

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

CONTRACTUAL OBLIGATIONS

As of September 30, 2020, there have been no material changes outside the ordinary course of business to our known contractual obligations as set forth in the Contractual Obligations table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of September 30, 2020, there have been no material changes to our indemnification obligations as disclosed in Note 16, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2019. For further information, see the discussion on indemnification obligations included in Note 11, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

As of September 30, 2020, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the period ended December 31, 2019.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, Hertz Holdings announced a $1.0 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us, as the successor to Hertz Holdings, to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount. The timing and extent to which we repurchase shares will depend upon, among other things, market conditions, share price, liquidity targets, contractual restrictions and other factors. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the nine months ended September 30, 2020. As of September 30, 2020, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $395.9 million.

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

10.1
Amendment No. 1 to Receivables Financing Agreement, dated as of September 1, 2020, among Herc Receivables U.S. LLC, The Additional Canadian Borrower To The Extent Added As A Party Thereto, Herc Rentals Inc., the Lenders and Managing Agents from time to time party thereto and Credit Agricole Corporate and Investment Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on September 1, 2020).

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

Date:	October 22, 2020	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK IRION
Mark Irion Senior Vice President and Chief Financial Officer