Form 10-K
period 2020-12-31
HERC HOLDINGS INC
filed 2021-02-18
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-3313
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date, was $593.8 million.
As of February 12, 2021, there were 29,402,939 shares of the registrant's common stock outstanding.
Documents incorporated by reference:
Certain portions, as expressly described in this report, of the Registrant's Proxy Statement for its 2021 annual meeting of stockholders, to be filed within 120 days of December 31, 2020 (the "Proxy Statement"), are incorporated by reference into Part III.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2020 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our business plans and strategy, projected profitability, performance or cash flows, future capital expenditures, our growth strategy, anticipated financing needs, business trends, the impact of and our response to COVID-19 and other information that is not historical information. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

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

i

HERC HOLDINGS INC. AND SUBSIDIARIES
PART I
ITEM l. BUSINESS

Our Company
Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or the "Company") is one of the leading equipment rental suppliers with 277 locations in North America. We conduct substantially all of our operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 55 years of experience, we are a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to our principal business of equipment rental, we sell used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provide repair, maintenance, equipment management services and safety training to certain of our customers; offer equipment re-rental services and provide on-site support to our customers; and provide ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

Corporate History
On June 30, 2016, we, in our previous form as the holding company of both the existing equipment rental operations as well as the former vehicle rental operations (in its form prior to the Spin-Off, "Hertz Holdings"), completed a spin-off (the "Spin-Off") of our global vehicle rental business through a dividend to stockholders of all of the issued and outstanding common stock of Hertz Rental Car Holding Company, Inc., which was re-named Hertz Global Holdings, Inc. ("New Hertz"). New Hertz continues to operate its global vehicle rental business through its operating subsidiaries including The Hertz Corporation ("THC"). We changed our name to Herc Holdings Inc. on June 30, 2016, and trade on the New York Stock Exchange under the symbol "HRI."

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

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

Our Competitive Strengths
Our competitive strengths include the following:
A Market Leader in North America with Significant Scale and Broad Footprint—We believe we are one of the largest equipment rental companies in the North American equipment rental industry, with an estimated 3% market share by revenue and 277 locations in 39 states in the United States and five provinces in Canada. Our scale compared to most of our competitors provides us with a number of significant competitive advantages including:

•the ability to provide premium brands and a comprehensive line of equipment and services, allowing us to be a single-source solution for our customers;
•the ability to track utilization and facilitate the seamless transfer of our fleet across multiple locations to adjust to local customer demand;
•a geographic footprint that allows us to maintain proximity and local expertise to serve our customers in local markets as well as serve national accounts with geographically dispersed equipment rental needs;
•favorable purchasing power or volume discount pricing opportunities on material and equipment;
•operational cost efficiencies across our organization, including with respect to purchasing, information technology, back-office support and marketing;
•a national sales force with significant expertise across our equipment fleet; and
•industry-specific expertise to assist our customers with customized solutions.

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

Established National Accounts Program—Our national account program provides us with longer rental durations for much of our equipment, with many of our larger customers renting equipment from us for use in large, complex projects. These arrangements provide a number of additional benefits, including recurring revenue, attractive credit profiles, improved fleet utilization and enhanced presence in new markets. National accounts represented 45% of equipment rental revenue for the year ended December 31, 2020. Through our national customer relationship program, our sales teams serve as a single point of contact for those customers' equipment rental needs. This enables us to be a full end-to-end solutions provider.

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

Experienced Senior Leadership Team—We have an experienced senior leadership team committed to maintaining operational excellence with an average of approximately 21 years of experience in the equipment rental and heavy equipment industries. Our senior leadership team has extensive knowledge of all aspects of these industries, particularly in North America. Our team is dedicated to providing our customers a quality rental experience and is committed to further improving our performance capabilities.

Our Strategy
Our long-term strategy is focused on five priorities: developing our people and culture; expanding and diversifying our revenues; improving our operating effectiveness; enhancing the customer experience; and disciplined capital management. Through delivering on these priorities, we continue to identify additional environmental, social and governance ("ESG") related goals and enhance our reporting in the areas where we have a positive impact on our people and the communities we serve.

Develop Our People and Culture—We aspire to be the employer of choice in our industry, and we recognize that our people and culture are essential to our long-term, profitable growth. We are focused on attracting, developing and retaining diverse talent while continuously enhancing the overall employee experience. We have launched leadership development programs to improve our overall bench strength and employee engagement. We will continue to expand the learning and development opportunities available to our employees while creating compelling career paths which will contribute to our ability to attract and retain talent. We have implemented an employee survey process which enables us to better understand the needs and expectations of our employees. We are committed to identifying programs which will support and enhance the well-being of our employees while recognizing them for their contributions to our success. Our commitment to developing our people and culture is directly aligned with and strengthens our ability to become the supplier and investment of choice in our industry.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

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

Equipment Rental—We offer for rent, on an hourly, daily, weekly or monthly basis, equipment from a variety of leading, globally known original equipment manufacturers, with which we maintain strong relationships. The equipment is typically new at the time of acquisition and is not subject to any repurchase program. As of December 31, 2020, the average age of our equipment fleet was 46 months.

As of December 31, 2020, our rental fleet consisted of equipment with a total original equipment cost, based on the guidelines of the American Rental Association, of $3.59 billion. The following table provides a breakdown of the composition of our equipment rental fleet based on original equipment cost:

	% of Original Equipment Cost
	December 31,
Equipment Type	2020	2019
Aerial - Booms	16.4%	17.1%
Aerial - Scissors and Other	7.2%	7.3%
Total Aerial	23.6%	24.4%

Material Handling - Telehandlers	13.3%	13.6%
Material Handling - Industrial	4.0%	4.1%
Total Material Handling	17.3%	17.7%

Earthmoving - Compact	8.0%	8.3%
Earthmoving - Heavy	5.5%	5.6%
Total Earthmoving	13.5%	13.9%

ProSolutions R	17.4%	15.9%
Trucks and Trailers	14.6%	14.0%
ProContractor	5.8%	6.0%
Air Compressors	2.3%	2.4%
Lighting	1.9%	1.8%
Compaction	1.3%	1.4%
Other	2.3%	2.5%

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

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

Our Customers
We have a wide range of customers across diverse markets with a large base of local small to mid-size customers as well as customers seeking specialty solutions or equipment. The principal markets we serve, based on our customers’ Standard Industrial Classification (“SIC”) codes, are as follows:
•Contractors - We serve various types of contractors in non-residential and residential construction, specialty trade, restoration, remediation and environment and facility maintenance. Contractor business represented approximately 33% of our equipment rental revenue for the year ended December 31, 2020.
•Industrial - We serve industrial customers across a broad range of industries, including refineries and petrochemical operations, industrial manufacturing including automotive and aerospace, power, metals and mining, agriculture, pulp, paper and wood and food and beverage. We believe that key drivers of growth within the industrial market include increased levels of spending on industrial capital and maintenance, repairs and overhaul. Industrial customers represented approximately 30% of our equipment rental revenue for the year ended December 31, 2020.
•Infrastructure and Government - We serve our infrastructure customers across a wide range of projects such as highways and bridges, sewer and waste, railroads and other transportation, utilities as well as all governmental spending. Infrastructure and government represented approximately 18% of our equipment rental revenue for the year ended December 31, 2020.
•Other Customers - In addition, we serve a variety of other customers across a diverse range of industries, including commercial facilities, hospitality, healthcare, recreation, entertainment production and special event management. These customers collectively represented approximately 19% of our equipment rental revenue for the year ended December 31, 2020.

We operate in mid-size and large urban markets serving a wide range of industries, which enables us to reduce exposure to any single customer or market, with no single customer making up more than 3% of our equipment rental revenue for the years ended December 31, 2020, 2019 or 2018. Our footprint and broad customer base also assist in reducing the seasonality of our revenues and the impact from any one market's cycle.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

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

Human Capital Management
As of December 31, 2020, we employed approximately 4,800 people, some of whom are covered by a variety of union contracts and, in the case of Canadian employees, have governmental regulations affecting, among other things, compensation, job retention rights and pensions. Approximately 390 employees in the United States and 150 employees in Canada are covered by collective bargaining arrangements and we believe that our relations with the labor unions are good. We also employ a number of temporary workers, and engage outside services, as is customary in the industry, principally for the movement of rental equipment between rental locations and the movement of rental equipment to and from customers’ job sites.

Oversight and Management—Our vision is to be the supplier, employer and investment of choice in our industry. To fulfill this vision, we are investing significant time, effort and resources into recruiting top talent, developing our employees and providing a positive, inclusive and supportive environment. Our Chief Human Resources Officer ("CHRO") is responsible for managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, performance management and professional development. In addition, the CEO and CHRO regularly update our Board of Directors and its committees on the operation and status of human capital trends and activities.

Under the direction of the CEO and CHRO, we conduct an anonymous employee survey on an annual basis to seek feedback from our employees on a variety of topics, including confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities and improvements on how we could make our company an employer of choice. The results are reviewed by senior leadership and the Board of Directors who analyze areas of progress or deterioration and prioritize actions and activities in response to this feedback to drive meaningful improvements in employee engagement.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

Safety—We require an active commitment to, and personal accountability for, safety and safety compliance from all employees and contractors. Operations leaders have a key role in the communication and implementation of, and ensuring adherence to, safety and compliance policies and standards. Our safety culture is predicated on training, communications, empowerment, measurement and recognition.

Training includes more than 100 online, on-demand courses available to all team members, weekly branch "Toolbox Safety Meetings" centered on our safety guides and a lessons learned library of incidents and preventative recommendations.

Safety communications include an annual commitment to safety and ongoing safety reminders from the CEO, monthly "Safety Thoughts" messages that reinforce safety awareness and behaviors at work and at home, safety boards at every branch that serve as a dedicated resource for safety-related information, and morning stretch and safety huddles at all locations to help get every working day off to a safe start. We strive for the “Perfect Day” which is defined as a working day across our company with (i) no OSHA recordable incidents, (ii) no Department of Transportation violations and (iii) no “at fault” motor vehicle accidents. All of our branches achieved at least 98% Perfect Days in 2020.

All employees are empowered to intervene with a Stop Work Authority ("SWA") when they perceive an unacceptable safety condition, act or situation where an individual's lack of understanding could result in an incident. The SWA is supported through Safety Alert communications that emphasize safety practices and a daily observation program at our locations that prepares employees to assess their work environment and tasks for potential hazards.

We track and share standard safety performance metrics throughout the organization, such as the OSHA Total Recordable Incident Rate ("TRIR"), the Days Away/Restricted Transfer Rate ("DART") and Lost Time Case Rate ("LTC"). During the year ended December 31, 2020, we had a TRIR of 0.86, a DART of 0.36 and LTC of 0.16.

Health and Well-being—The health and well-being of our employees and their families is a top priority for us and we offer an array of health and financial benefits to our full-time employees including:
•Comprehensive health insurance including semi-annual biometric screening events;
•Our employee assistance program which offers confidential resources and assistance for everyday issues, such as work pressure and relationship issues, and highly impactful issues, such as loss, disability, anxiety or depression, especially in light of the challenges associated with COVID-19;
•A life planning account which provides employees with limited reimbursement for items such as wellness activities, student loans and education and financial planning;
•Company paid life and disability insurance; and
•Tuition reimbursement programs

We also provide employees with several voluntary benefits and optional services that support total well-being, including physical, mental and financial wellness.

Training and Talent Development—We are committed to the continued development of our employees and offer learning and development opportunities spanning instructor-led and online, on-demand courses that support improved performance and effectiveness as well as personal and professional growth. These opportunities apply to all employees across all stages of career progression and job responsibilities. More than a dozen instructor-led courses enhance employees' sales, managerial leadership and role-specific skills, such as our ProDriver Academy, Yard-to-Driver program, Shop and Counter Operations, and a Professional Development Series designed to improve the skills necessary to navigate and succeed in the workplace. In 2020, our employees enhanced their skills through approximately 150,000 hours of training focused in the areas of safety, customer service, sales fundamentals, process and tool training, management basics and soft skills, leveraging over 1,000 unique training assets and programs.

Strategic talent review and succession planning occur on a planned cadence annually. The CEO and CHRO meet regularly with senior leadership and the Board of Directors to review succession plans. We seek to provide opportunities for our employees to grow their careers by increasing our focus on internal talent mobility, which resulted in filling many open management positions internally during the year ended December 31, 2020.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

Inclusion and Diversity—We strive to build a team that reflects the variety of people, cultures and communities we interact with to create an inclusive, productive environment. We believe that varied perspectives best leverage employee talents, leading to creative thinking, open communication and greater customer and team engagement. As part of our recruiting team, two individuals have earned the AIRS Certified Diversity Recruiter designation, which provides the knowledge and tools to create an effective plan for recruiting a diverse and inclusive workforce. As of December 31, 2020, females represented approximately 12% of our workforce and 16% of our managerial roles. Additionally, 30% of our non-employee members of the Board of Directors are female. As of December 31, 2020, minorities represented approximately 29% of our workforce and 15% of our managerial roles.

Our efforts to build an inclusive team led to the creation of two employee resource groups, Women in Action and the Veterans Resource Group. Women in Action seeks to empower, support and develop women by facilitating the exchange of knowledge and experiences through learning opportunities as well as with internal and external networking events. Similarly, the Veterans Resource Groups offers veterans a community of support, networking, collaboration, learning and sharing. As of December 31, 2020, approximately 450 of our employees have self-reported as veterans.

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

Based on the conditions currently known to us, we do not believe that any pending or likely remediation and compliance costs will have a material adverse effect on our business. We cannot be certain, however, as to the potential financial impact on our business if new adverse conditions are discovered, or compliance requirements become more stringent. See Item 1A "Risk Factors—Other Operational Risks."

Governmental Regulation—Our operations also expose us to a number of other national, state, local and international laws and regulations, in addition to legal, regulatory and contractual requirements we face as a government contractor. These laws and regulations address multiple aspects of our operations, such as taxes, consumer rights, privacy, data security and employment matters, and also may impact other areas of our business. There are often different requirements in different jurisdictions. Changes in government regulation of our business has the potential to materially alter our business practices or our profitability. Depending on the jurisdiction, those changes may come about through the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have both a retroactive and prospective effect. This is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have either more or less impact on us than on our competitors, depending on the circumstances. See Item 1A "Risk Factors—Other Operational Risks."

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS
Investing in or maintaining your investment in Herc Holdings common stock involves risk. You should carefully consider each of the risks and uncertainties set forth below as well as the other information contained in this Report before deciding to invest in our common stock. We have grouped our Risk Factors under captions that we believe describe various categories of potential risk. For the reader’s convenience, we have not duplicated risk factors that could be considered to be included in more than one category. Any of the following risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, liquidity and/or cash flows and the impact could be compounded if multiple risks were to occur. However, the following risks and uncertainties are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial also may materially and adversely affect our business, financial condition, results of operations, liquidity and/or cash flows. In the event that any of these risks have such a material adverse effect, the market price of our common stock could decline and you could lose all or part of your investment.

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

The following factors, among others, may cause weakness in our markets, either temporarily or long-term:

•a decrease in the expected levels of rental versus ownership of equipment;
•government regulations and policies, including government initiatives for infrastructure improvements or expansions, or the policies of governments regarding exploration for, and production and development of, oil and natural gas reserves;
•a prolonged or recurring shutdown of the U.S. government;
•an increase in the cost of construction materials;
•the level of supply and demand and relative prices or anticipated prices for oil and natural gas;
•an overcapacity of fleet in the equipment rental industry;
•a lack of availability of credit;
•an increase in interest rates; and
•terrorism or hostilities involving the United States or Canada.

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

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions could negatively impact our business and the businesses of our customers. In December 2019, a novel strain of coronavirus, COVID-19, was identified and the virus continues to spread globally. COVID-19 has spread throughout the world, including the United States and Canada, and the World Health Organization has declared COVID-19 a pandemic. Many jurisdictions have implemented orders to slow and limit the transmission of the virus. These orders have limited or prohibited certain economic activity, including, in some jurisdictions, the shutdown of construction activity.

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

We rely heavily on communication networks and IT systems, including the Internet, to process rental and sales transactions, manage our pricing, manage our equipment fleet, manage our financing arrangements, pay suppliers and other third parties, collect from our customers, account for our activities and otherwise conduct our business and report our financial results. Our major IT systems and accounting functions are centralized in a few locations. Any disruption, termination or substandard provision of these services, whether as the result of computer or telecommunications issues (including operational failures, ransomware or other computer malware), localized conditions (such as a power outage, fire or explosion) or events or circumstances of broader geographic impact (such as an earthquake, storm, flood, other natural disaster, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal operations. Our systems are also subject to cyber attacks (such as business e-mail compromise or other social engineering attacks) which, if successful, could have a materially adverse affect on our ability to operate our business and negatively impact our reputation.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
We regularly possess, store and handle non-public information about individuals and businesses, including both credit and debit card information and other sensitive and confidential personal information. In addition, our customers regularly transmit confidential information to us via the Internet and through other electronic means. Our facilities and systems and those of our third-party service providers may contain defects in design or manufacture or other problems that could compromise information security, and are also subject to the risk of human error. Unauthorized parties also may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, and these attacks are increasing in their frequency, sophistication and intensity. Many of the techniques used to obtain unauthorized access, including malware and other malicious software programs, are difficult to anticipate until launched against a target and we may be unable to implement adequate preventative measures.

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

Failure to maintain, upgrade or replace our IT systems could materially adversely affect us.

Our business continues to demand the use of sophisticated systems and technology. As a result, we devote significant time and expense in maintaining, upgrading or replacing our systems in order to meet customers' demands and expectations. These types of activities subject us to additional costs and inherent risks associated with replacing and changing these systems, including impairment of our ability to manage our business, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, demands on management time, training our employees to operate the systems, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. We rely on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. Further, the software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner.

In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, maintenance or adequate support of outdated or other existing systems could disrupt or reduce the efficiency of our business operations and could have an adverse effect on our operations if not anticipated and appropriately mitigated. Our competitive position may be adversely affected if we are unable to maintain, upgrade or replace systems that allow us to manage our business in a competitive manner. We also may not achieve the benefits that we anticipate from an upgraded or replaced system. Additionally, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations.

We may fail to respond adequately to changes in technology and customer demands.

In recent years, our industry has been characterized by rapid changes in technology and customer demands. For example, industry participants have taken advantage of new technologies to improve fleet efficiency, decrease customer wait times and improve customer satisfaction. Our ability to continually improve our current processes and customer-facing tools in response to changes in technology or in customer expectations is essential in maintaining our competitive position and maintaining current levels of customer satisfaction. We may experience technical or other difficulties that could delay or prevent the development or implementation of new technologies. We also may not achieve the benefits that we anticipate from new

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
technologies we develop or implement. The effects of these risks may, individually or in the aggregate, materially adversely affect our results of operations, liquidity and cash flows.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

An "ownership change" could limit our ability to utilize tax attributes, including net operating losses, capital loss carryovers, excess foreign tax carryforwards, and credit carryforwards, to offset future taxable income. As of December 31, 2020, we had unutilized U.S. federal net operating loss carryforwards of approximately $302.6 million. Our ability to use such tax attributes to offset future taxable income and tax liabilities may be significantly limited if we experience an "ownership change" as defined in Section 382(g) of the Code. In general, an ownership change will occur if and when the percentage of Herc Holdings’ ownership (by value) of one or more "5-percent shareholders" (as defined in the Code) has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally should be subject to an annual limitation on its pre-ownership change tax loss carryforward which accumulates each year to the extent that there is any unused limitation from a prior year. The limitation on our ability to utilize tax losses and credit carryforwards arising from an ownership change under Section 382 depends on the value of our equity at the time of any ownership change. If we were to experience an "ownership change,” it is possible that a significant portion of our tax loss carryforwards could expire before we would be able to use them to offset future taxable income. Many states have adopted the federal Section 382 rules and therefore have similar limitations with respect to state tax attributes.

Other Operational Risks

Any decline in our relationships with our key national account customers or the amount of equipment they rent from us could materially adversely affect our business, financial position, results of operations and cash flows.

Our business depends on our ability to maintain positive relations with our key national account customers, which collectively accounted for 45% of our rental revenue in 2020. We cannot assure you that all of these relationships will continue at current levels or on current terms. Our contracts with our customers generally do not obligate them to rent equipment from us. Revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue in future periods or, if continued, may not reach or exceed historical levels in any period. Further, if our key customers fail to remain competitive in their respective markets or encounter financial or operational problems, our business, financial position, results of operations and cash flows may be materially adversely affected.

Our rental fleet is subject to residual value risk upon disposition and may not sell at the prices we expect.

The market value of our equipment at the time of its disposition could be less than its estimated residual value or its depreciated value at such time. A number of factors could affect the value received upon disposition of our equipment, including:

•the market price for similar new equipment;
•the age of the equipment, wear and tear on the equipment relative to its age and the performance of preventive maintenance;
•the time of year that it is sold;
•the supply of used equipment relative to the demand for used equipment, including as a result of changes in economic conditions or conditions in the markets that we serve;
•inventory levels at original equipment manufacturers; and
•the existence and capacities of different sales outlets.
A sale of equipment below its net book value could adversely affect our results of operations, liquidity and cash flows. Accordingly, decisions to reduce the size of our rental fleet in the event of an economic downturn or to respond to changes in rental demand are subject to the risk of loss based on the residual value of rental equipment.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
We incur maintenance and repair costs associated with our rental fleet that could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows in the event these costs are greater than anticipated.

As our rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, and the risk of fleet equipment being out of service, generally increase. As of December 31, 2020, the average age of our rental equipment fleet was approximately 46 months. Determining the optimal age at disposition for our rental equipment is subjective and requires considerable estimates by management. We have made estimates regarding the relationship between the age of our rental equipment, the maintenance and repair costs, the availability of our fleet and the market value of used equipment. It is possible that we may allow the average age of our rental equipment fleet to increase, which would increase our costs for maintenance and repair and likely would negatively impact the market value of such equipment at the time of its disposition. If maintenance and repair costs are higher than estimated or in-service times or market values of used equipment are lower than estimated, our financial condition, results of operations, liquidity and cash flows could be materially adversely affected.

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

Our operations are subject to numerous national, state, provincial and local laws and regulations governing environmental protection and occupational health and safety matters. These laws govern such issues as wastewater, storm water, solid and hazardous wastes and materials, air quality and matters of workplace safety. Under these laws and regulations, regardless of fault we may be liable for, among other things, the cost of investigating and remediating contamination at our sites as well as sites to which we have sent hazardous wastes for disposal or treatment, and also fines and penalties for non-compliance. We use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from storage tanks at certain of our locations. We also indemnify various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expense or related natural resource damages for which we may be held responsible could be substantial. We cannot predict the potential financial impact on our business if adverse environmental, health, or safety conditions are discovered, or environmental, health, and safety requirements become more stringent. As of December 31, 2020 and December 31, 2019, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" were $0.4 million and $0.2 million, respectively. If we are required to incur environmental, health, or safety

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
compliance or remediation costs that are not currently anticipated by us, our financial position, results of operations and cash flows could be materially adversely affected, depending on the magnitude of the cost.

Climate change and legal or regulatory responses thereto may have a long-term negative impact on our business and results of operations.

There is increasing concern that a gradual increase in global average temperatures due to the concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant change in weather patterns around the globe and increase the frequency and severity of natural disasters. Climate change may also exacerbate water scarcity, negatively impacting our capability to deliver equipment that meets the safety and functional expectations of our customers as well as the health and safety of our employees. Increased frequency or duration of extreme weather conditions could impact our business and the demand for our equipment and services. An increase in demand for rental equipment may require additional capital expenditures in order for us to compete for such demand and we may not be able to make similar levels of investment as our larger competitors. In addition, in an effort to combat climate change, our customers may require our rental equipment to meet certain standards. If we are unable to meet such standards and the expectations of our customers, our business and results of operations could be materially adversely affected.

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

Further, investors are placing a greater emphasis on non-financial factors, including ESG factors, when evaluating investment opportunities. If we are unable to provide sufficient disclosure about ESG practices or if we fail to achieve ESG goals, investors may not view us as an attractive investment, which could have a negative effect on our stock price and business.

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

We may opportunistically consider the acquisition of other companies or service lines of other businesses that either complement or expand our existing business, or we may consider the divestiture of some of our businesses. Any acquisitions or divestitures we may seek to consummate will be subject to the negotiation of definitive agreements, satisfactory financing arrangements and applicable governmental approvals and consents, including under applicable antitrust laws, such as the Hart-Scott-Rodino Act. We cannot assure you that we will be able to identify suitable transactions and, even if we are able to identify such transactions, that we will be able to consummate any such acquisitions or divestitures on acceptable terms. Any future acquisitions or divestitures we pursue may involve a number of risks, including some or all of the following:

•the diversion of management’s attention from our core business;
•the disruption of our ongoing business;
•inaccurate assessment of undisclosed liabilities;
•potential known and unknown liabilities of the acquired or divested businesses and lack of adequate protections or potential related indemnities;
•the inability to integrate our acquisitions without substantial costs, delays or other problems;
•the loss of key customers or employees of the acquired or divested business;
•increasing demands on our operational systems;
•the integration of information systems and internal control over financial reporting; and
•possible adverse effects on our reported results of operations or financial position, particularly during the first several reporting periods after an acquisition or divestiture is completed.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

Labor contracts covering the terms of employment of approximately 390 employees in the U.S. and 150 employees in Canada were in effect as of December 31, 2020 under approximately 20 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Union of Operating Engineers. These contracts are renegotiated periodically. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

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

The measure of insolvency for purposes of the foregoing considerations will vary depending upon the law of the jurisdiction that is being applied in the relevant legal proceeding. Generally, however, New Hertz would be considered insolvent if, at the time that Hertz Holdings undertook the Spin-Off and related transactions, either:

•the sum of New Hertz’s debts, including contingent liabilities, was greater than its assets, at a fair valuation; or
•the fair saleable value of New Hertz’s assets was less than the amount required to pay the probable liability on its total existing debts and liabilities, including contingent liabilities, as they become absolute and matured.

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

Risks Related to Our Significant Indebtedness

Our significant level of indebtedness exposes or makes us more vulnerable to a number of risks that could materially adversely affect our financial condition, results of operations, cash flows, liquidity and ability to compete.

As of December 31, 2020, we had total outstanding debt of approximately $1.7 billion, including our outstanding senior notes and the amounts drawn under our credit facilities. This significant indebtedness requires us to dedicate a significant portion of our cash flows from operations and investing activities to make payments on our debt, which reduces the amount available for working capital, capital expenditures or other general corporate purposes and which decreases our profitability and cash flow. We cannot assure you that we will maintain financing activities and cash flows sufficient to permit us to pay the principal,

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
premium, if any, and interest on our indebtedness. In addition, our indebtedness could materially adversely affect us. For example, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our credit facilities, resulting in possible defaults on, and acceleration of, such indebtedness; (ii) be difficult to refinance or borrow additional funds in the future; (iii) increase our vulnerability to, and limit our flexibility to plan for, or react to, general adverse economic and industry conditions, (iv) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; and (v) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins. There is also a risk that one or more of the financial institutions providing commitments under our revolving credit facilities could fail to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected. Our ability to manage these risks will depend, among other things, on financial market conditions as well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described above under “—Risks Related to Our Business.”

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

We are unable to predict whether significant amounts of our common stock will be sold in the open market or the potential negative effects that these sales could have on the price of our common stock. Certain shareholders, most notably affiliates of Carl Icahn and Mario Gabelli, have accumulated significant amounts of our common stock. Sales or distributions of substantial amounts of our common stock in the public market, or the perception that such sales or distributions will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future. As of December 31, 2020, there were 29.4 million shares of our common stock outstanding, which are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless held or acquired by our “affiliates” as that term is defined in Rule 144 under the Securities Act. In addition, all shares of our common stock acquired upon exercise of stock options and other equity-based awards granted under our stock incentive plan also will be freely tradable under the Securities Act unless acquired by our affiliates, as will shares acquired by our employees under our employee stock purchase plan. Approximately 2.6 million shares of common stock have been issued or are reserved for issuance under our stock incentive plan and our employee stock purchase plan.

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

Our Certificate of Incorporation and By-Laws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include:

•granting to our Board of Directors sole power to set the number of directors and to fill any vacancy on the Board of Directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
•the ability of our Board of Directors to designate and issue one or more series of preferred stock without stockholder approval, the terms of which may be determined at the sole discretion of our Board of Directors;
•prohibiting our stockholders from acting by written consent;
•prohibiting our stockholders from calling special meetings of stockholders;
•the absence of cumulative voting; and
•advance notice requirements for stockholder proposals and nominations for election to the Board of Directors at stockholder meetings.

We believe that these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of February 12, 2021, we had 277 locations in the United States and Canada. We also operate regional headquarters, sales offices and service facilities in the foregoing countries in support of our equipment rental operations. Our principal executive offices are located in Bonita Springs, Florida.

As of December 31, 2020, we owned approximately 8% of the locations from which we operate our equipment rental business, with the remainder leased. Those leases are typically triple net leases, where Herc is responsible for the ongoing expenses of the property, including real estate taxes, insurance, and maintenance, in addition to paying rent and utilities.
Our rental locations generally are located in industrial or commercial zones. A growing number of locations have highway or major thoroughfare visibility. The typical location includes a customer reception area, an equipment service area and storage facilities for equipment. Most branches have stand-alone maintenance and fueling facilities and showrooms.
Legal proceedings, see Note 17 "Commitments and Contingencies" of our consolidated financial statements included in Part II, Item 8 of this Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant
The name, age, position and a description of the business experience of each of our executive officers is provided below. There is no family relationship among the executive officers or between any executive officer and a director.

Name	Age	Position
Lawrence H. Silber	64	President and Chief Executive Officer, Director
Mark H. Irion	54	Senior Vice President and Chief Financial Officer
Christian J. Cunningham	59	Senior Vice President and Chief Human Resources Officer
Aaron D. Birnbaum	55	Senior Vice President and Chief Operating Officer
Tamir Peres	51	Senior Vice President and Chief Information Officer
S. Wade Sheek	44	Senior Vice President, Chief Legal Officer and Secretary

Lawrence H. Silber. Mr. Silber joined the Company in May 2015. Prior to that, Mr. Silber most recently served as an executive advisor at Court Square Capital Partners, LLP, a private equity firm primarily investing in the business services, healthcare, general industrial and technology and telecommunications sectors, from April 2014 to May 2015. Mr. Silber led Hayward Industries, one of the world’s largest swimming pool equipment manufacturers, as chief operating officer from 2008 to 2012, overseeing a successful transition through the recession and returning the company to solid profitability. From 1978 to 2008, Mr. Silber worked for Ingersoll-Rand plc, a publicly traded manufacturer of industrial products and components, in a number of roles of increasing responsibility. He led major Ingersoll-Rand business groups, including Utility Equipment, Rental and Remarketing and the Equipment and Services businesses. Earlier in his career, he led sales, marketing and operations functions in Ingersoll-Rand’s Power Tool Division and Construction and Mining Group. Mr. Silber served on the board of directors of

HERC HOLDINGS INC. AND SUBSIDIARIES

Executive Officers of the Registrant (continued)
SMTC Corporation, a mid-size provider of end-to-end electronics manufacturing services, from 2012 to 2015 (and from May 2013 through January 2014 served as its interim president and CEO).
Mark H. Irion.  Mr. Irion joined the Company in June 2018. Prior to that, Mr. Irion most recently served as the chief financial officer of Neff Corporation, a publicly traded equipment rental company, for 19 years until its sale in October 2017. Prior to his role with Neff, he was chief financial officer for Markvision Holdings, Inc., a computer component distribution company, from 1994 to 1998 and, before that, he was an audit senior for Deloitte & Touche LLP in the U.S. and New Zealand.
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
Aaron D. Birnbaum. Mr. Birnbaum served the Company and its predecessor business for more than 30 years. Prior to his current role, Mr. Birnbaum has served as the Company’s Senior Vice President from 2017 to 2019 and served as a Regional Vice President from 2012 to 2017. As Senior Vice President, Mr. Birnbaum oversaw the Company's Western, Northwest, North Central and Canada regions as well as its Herc Entertainment Services® and Cinelease® specialty equipment rental units.  Mr. Birnbaum also has held leadership responsibilities related to the Company's strategic planning, operational execution and M&A activities.
Tamir Peres. Mr. Peres joined the Company in September 2017 from Sunoco Logistics, a publicly-traded, midstream energy company, where he served as vice president and chief information officer since 2012, leading the Sunoco Logistics Information Technology group.  From 2005 to 2012, Mr. Peres held the position of director of corporate information technology at Sunoco, Inc., where he was responsible for all strategic and tactical aspects of technology across the Refining and Supply, Retail Marketing, Chemicals, Logistics and Coke business units.  He was previously director of Worldwide Financial Systems for Kulicke & Soffa Industries, Inc., a global manufacturer and supplier of semiconductor equipment, and before that he worked for Ernst & Young, including as an audit senior in its Assurance Services area.
S. Wade Sheek. Mr. Sheek joined the Company in November 2019 from Republic Airways Holdings Inc., a regional airline, where he served as general counsel and secretary from 2018 to 2019 and oversaw the legal, contracting, communications and government relations functions. From 2013 to 2018, he served as deputy general counsel and corporate secretary at Allegion plc, a multi-national manufacturing company, and had responsibility for SEC matters, corporate governance, M&A and strategic initiatives. Prior to that, Mr. Sheek held roles with increasing responsibility with The Home Depot, Inc., UnitedHealth Group Incorporated and Ingersoll-Rand plc.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY

Common Stock and Registered Holders

Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "HRI". On February 12, 2021, there were 1,266 registered holders of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in "street name."

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

targets, contractual restrictions and other factors. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the year ended December 31, 2020. As of December 31, 2020, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $395.9 million.

Dividends
We paid no cash dividends on our common stock in 2020, and we do not expect to pay dividends on our common stock for the foreseeable future. The agreements governing our indebtedness restrict our ability to pay dividends. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends," in this Report.

Recent Performance

The following graph compares the cumulative total stockholder return on Herc Holdings common stock from July 1, 2016, the first day of trading for our stock on the NYSE, through December 31, 2020, with the cumulative total returns of the Standard & Poor's Small Cap 600 Index and an industry peer group. The industry peer group is comprised of publicly traded companies participating in the equipment rental industry and other relevant companies of comparable size in the broader industry in which we compete. Our industry peer group is comprised of Aggreko plc, Applied Industrial Tech Inc., Ashstead Group plc, Beacon Roofing Supply, Inc., Fastenal Company, GATX Corp., H&E Equipment Services, KAR Auction Services Inc., McGrath RentCorp, NOW Inc., Pool Corp., Ritchie Bros. Auctioneers Incorporated, Triton International Ltd., Watsco Inc., WillScot Mobile Mini Holdings Corp. and United Rentals, Inc. Mobile Mini, Inc. was previously included in our peer group, and, upon its merger with WillScot Corporation in 2020, the combined company is now included in our peer group.

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

	Years ended December 31,
(In millions, except per share data)	2020	2019	2018	2017	2016
Statement of Operations Data
Total revenues	$1,781.3	$1,999.0	$1,976.7	$1,754.5	$1,554.8
Total expenses(a)	1,687.2	1,935.4	1,907.9	1,818.9	1,559.7
Income (loss) before income taxes	94.1	63.6	68.8	(64.4)	(4.9)
Income tax benefit (provision)(b)	(20.4)	(16.1)	0.3	224.7	(14.8)
Net income (loss)	$73.7	$47.5	$69.1	$160.3	$(19.7)
Earnings (loss) per share:
Basic	$2.53	$1.66	$2.43	$5.66	$(0.70)
Diluted	$2.51	$1.63	$2.39	$5.60	$(0.70)

	As of December 31,
(In millions)	2020	2019	2018	2017	2016
Balance Sheet Data
Cash and cash equivalents	$33.0	$33.0	$27.8	$41.5	$24.0
Total assets	3,588.4	3,817.0	3,610.2	3,549.7	3,466.0
Total debt	1,663.7	2,078.5	2,156.8	2,159.8	2,194.3
Total equity(c)	742.0	644.3	572.7	510.4	317.7
(a)    Total expenses were impacted by long-lived asset impairments in 2020, 2019 and 2017 of $15.4 million, $5.1 million and $29.7 million, respectively and losses on extinguishment of debt in 2019, 2018 and 2017 of $53.6 million, $5.4 million, and $11.4 million respectively.
(b)    Income tax benefit in 2018 and 2017 includes a net benefit of $20.8 million and $207.1 million, respectively, resulting from the Tax Cuts and Jobs Act of 2017.
(c)    Total equity as of December 31, 2016 was impacted by $2.0 billion of distributions and transfers to THC related to the Spin-Off.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2020 Overview

Our results for 2020 reflect the challenges our business faced with the COVID-19 pandemic, and while our business was deemed essential and was allowed to remain open, many industries in which our customers operate were required to temporarily close their facilities or delay or cancel projects and events. Our customer and fleet diversification strategy helped to offset the reduction in volume we experienced in certain parts of the business, with the stability of our national accounts business helping to offset the declines in local customer revenue. We were also able to maintain positive pricing during 2020, increasing 0.1%, despite the decline in volume resulting from the COVID-19 related business shutdowns. As a result, equipment rental revenues declined 9.3% to $1.54 billion in 2020 compared to $1.70 billion in 2019.

Despite this challenging time, we continued our focus on quality of earnings through the execution of company-wide initiatives to increase our operating margins and profitability. We reduced our capital spending in the short-term and, where possible, reduced operating expenses while ensuring ongoing safe and reliable operations. Many cost saving initiatives that were implemented in 2019 also contributed to a reduction in operating expenses during 2020 resulting in an increase in net income to $73.7 million from $47.5 million in 2019.

Additionally, during 2020, we completed our first multi-location acquisition since we became an independent, publicly traded company in 2016. This acquisition supports our long-term strategy to achieve greater density and scale in select urban markets across North America to better serve both our local and national customers.

Impacts of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was identified in China and has since spread globally. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Efforts to contain the spread of COVID-19 intensified in March 2020 when most states in the United States and provinces in Canada enacted shelter in place orders, declared states of emergency, took steps to restrict travel, enacted temporary closures of non-essential businesses and took other restrictive measures in response to the COVID-19 pandemic. These business shutdowns and restrictions have had significant negative economic impacts and, as discussed above, we have experienced year-over-year declines in volume of fleet on rent which has resulted in lower equipment rental revenue.

We have begun to see economic recovery within our industry and our business throughout the year since the second quarter of 2020 and we expect to position ourselves for growth in 2021 by opening greenfield locations and adding select fleet in high growth regions. Despite the recovery we are seeing, the impact of the COVID-19 pandemic continues to evolve and the recovery could be slowed or reversed by a number of factors, including a widespread resurgence in COVID-19 infections, whether due to the spread of any variants of the virus or otherwise, and the rate in which state and local governments are re-opening businesses or, in certain jurisdictions, reversing re-opening decisions. Therefore, we cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted.

We remain focused on the safety and well-being of our employees, customers and communities as we maintain a high-level of service to our customers. We continue to communicate frequently throughout the organization to reinforce our health and safety guidelines, based on the Center for Disease Control recommendations. Within our operations, a number of adjustments have been made to minimize physical interactions. These include utilizing our information technology platforms to accommodate as many employees as possible to work remotely from their homes. At the operations level, we have implemented new policies to expand the washing of equipment and sanitization of high-touch areas such as dashboards and steering wheels. We have reduced access to our customer showrooms and have implemented curb-side pick-up and drop-off of equipment at our branches. We are supplying personal protective equipment for those employees who interact with customers and are employing remediation companies to assist in cleaning branches where necessary.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

	Year Ended December 31,
($ in millions)	2020	2019	$ Change	% Change
Equipment rental	$1,543.7	$1,701.8	$(158.1)	(9.3)%
Sales of rental equipment	198.5	242.8	(44.3)	(18.2)
Sales of new equipment, parts and supplies	28.2	44.0	(15.8)	(35.9)
Service and other revenue	10.9	10.4	0.5	4.8
Total revenues	1,781.3	1,999.0	(217.7)	(10.9)
Direct operating	689.2	771.1	(81.9)	(10.6)
Depreciation of rental equipment	403.9	409.1	(5.2)	(1.3)
Cost of sales of rental equipment	203.6	243.2	(39.6)	(16.3)
Cost of sales of new equipment, parts and supplies	20.5	33.3	(12.8)	(38.4)
Selling, general and administrative	257.4	294.8	(37.4)	(12.7)
Restructuring	0.7	7.7	(7.0)	(90.9)
Impairment	15.4	5.1	10.3	NM
Interest expense, net	92.6	173.5	(80.9)	(46.6)
Other income, net	3.9	(2.4)	6.3	NM
Income before income taxes	94.1	63.6	30.5	48.0
Income tax provision	(20.4)	(16.1)	(4.3)	26.7
Net income	$73.7	$47.5	$26.2	55.2%
NM - Not Meaningful

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Equipment rental revenue decreased $158.1 million, or 9.3%, during the year ended December 31, 2020 when compared with 2019. The decrease was primarily attributable to lower volume of equipment on rent (including delivery and other ancillary revenues) primarily related to the ongoing economic impacts of COVID-19. Re-rent revenues decreased $22.2 million as we continue to strategically reduce re-rent volume.

Sales of rental equipment decreased $44.3 million, or 18.2%, during the year ended December 31, 2020 when compared with 2019. At the onset of the COVID-19 pandemic in early 2020, our primary focus was to manage fleet size and mix given the anticipated declines in demand due to the uncertainty of the economic impact resulting from COVID-19 business shutdowns. Rental equipment capital expenditures throughout the industry were cut significantly from earlier expectations for the year, impacting used equipment prices and our planned sales of older fleet. These actions resulted in a decline in the volume of sales of rental equipment for the majority of the year. The cost of sales of rental equipment as a percentage of the related revenue was 102.6% during 2020 compared to 100.2% in the prior-year period. The decrease in margin on sale of rental equipment during 2020 was primarily due to overall reductions in the pricing of used rental equipment in the market.

Direct operating expenses decreased $81.9 million, or 10.6%, during the year ended December 31, 2020 when compared with 2019 primarily due to the following:

•Fleet and related expenses decreased $58.1 million as a result of (i) a decrease in delivery and freight expenses of $22.2 million due to the decrease in deliveries as a result of reduced volume of equipment on rent and better management of transportation costs; (ii) a decrease in re-rent expense of $21.0 million due to the decrease in re-rent revenue; (iii) a decrease in maintenance expense of $14.3 million as more rental equipment was less utilized during 2020 and more maintenance was performed internally; and (iv) a decrease in fuel expense of $5.5 million due to the decrease in volume of equipment on rent and a decrease in the price of fuel.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•Personnel-related expenses decreased $23.6 million primarily due to a reduction in wages related to furloughs implemented during the second quarter of 2020 and our initiative to limit overtime expense in response to reduced transaction volume due to COVID-19.
Selling, general and administrative expenses decreased $37.4 million, or 12.7%, during the year ended December 31, 2020 compared with 2019. The decline was primarily due to decreases in selling expense of $10.4 million, travel expense of $8.4 million, professional fees of $2.7 million and commissions and incentives of $2.2 million due to cost containment measures related to the reduced transaction volume associated with COVID-19 business shutdowns. Additionally, credit and collections expense decreased $7.7 million during 2020 due to continued improvements in collections.

Restructuring expense was $0.7 million during 2020 related to personnel reductions in the second quarter and additional costs related to a prior restructuring plan. Restructuring expense was $7.7 million during 2019 as a result of our plan of restructuring in Canada which included right-of-use assets and related leasehold improvement impairment of $5.5 million and severance charges of $2.2 million.

Impairment expense was $15.4 million during 2020 and consisted of $6.3 million related to the partial impairment of a long-term receivable related to the sale of our former joint venture, $4.8 million related to certain rental equipment, $1.7 million related to an ROU asset impairment charge for two locations closed in 2019 as a result of reduced sublease assumptions due to economic conditions surrounding those locations, $1.5 million related to certain assets that were sold during 2020 and $1.1 million related to a financial reporting and consolidation system that was replaced during the fourth quarter of 2020.

Interest expense, net decreased $80.9 million, or 46.6%, during 2020 when compared with the same period in 2019. Interest expense was higher in the prior year primarily due to a loss on extinguishment of debt of $53.6 million included in 2019 related to the extinguishment of the senior secured second priority notes due 2022 and 2024. Interest expense was also lower during 2020 due to lower interest rates on the 2027 Notes and lower average outstanding balances and interest rates on the ABL Credit Facility as compared to the same period in 2019.

Income tax provision was $20.4 million during 2020 when compared with $16.1 million for the same period in 2019. The provision during 2020 was primarily driven by the level of pre-tax income, non-deductible expenses, stock-based compensation, valuation allowances recorded on losses generated by certain foreign loss jurisdictions and income tax audit adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations and servicing of debt. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of December 31, 2020, we had approximately $1.7 billion of total nominal indebtedness outstanding. A substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of December 31, 2020 consisted of cash and cash equivalents of $33.0 million and unused commitments of $1.4 billion under our ABL Credit Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. Based on the impacts of COVID-19, we reduced our net rental equipment expenditures in 2020 significantly to effectively manage our fleet and liquidity. Notwithstanding the COVID-19 pandemic, we believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated reduced capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Years Ended December 31,
	2020	2019	$ Change
Cash provided by (used in):
Operating activities	$610.9	$635.6	$(24.7)
Investing activities	(207.5)	(463.6)	256.1
Financing activities	(406.0)	(167.1)	(238.9)
Effect of exchange rate changes	2.6	0.3	2.3
Net change in cash and cash equivalents	$—	$5.2	$(5.2)

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Operating Activities

During December 31, 2020, we generated $24.7 million less cash from operating activities compared with the same period in 2019. The decrease was primarily related to timing of payments on accounts payable and other liabilities, partially offset by improved collections on accounts receivable during December 31, 2020 as compared to the same period in 2019.

Investing Activities

Cash used in investing activities decreased $256.1 million during the 2020 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment and non-rental capital expenditures, which we reduced during 2020 due to the impacts of the COVID-19 pandemic. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities

Cash used in financing activities increased $238.9 million during 2020 when compared with the prior-year period. Cash used in financing activities during 2020 primarily represents our changes in debt, which included net repayments of $396.7 million on our revolving lines of credit and securitization during 2020. Net repayments in the prior year period were $434.8 million, which were offset by net proceeds from the refinancing of our long-term debt of $335.5 million.

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

	Years Ended December 31,
	2020	2019
Rental equipment expenditures	$344.1	$638.4
Disposals of rental equipment	(192.5)	(224.2)
Net rental equipment expenditures	$151.6	$414.2

Net capital expenditures for rental equipment decreased $262.6 million during the year ended December 31, 2020 compared to 2019. During 2020, we reduced rental equipment expenditures and disposals to effectively manage our fleet and liquidity in light of the uncertainty surrounding the COVID-19 pandemic.
In 2021, we expect our net rental equipment capital expenditures to be in the range of $400 million to $450 million.
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

In connection with the AR Facility, we sell accounts receivable on an ongoing basis to a wholly-owned special-purpose entity (the "SPE"). The accounts receivable and other assets of the SPE are encumbered in favor of the lenders under our AR Facility. The SPE assets are owned by the SPE and are not available to settle our obligations or any of our other subsidiaries. Substantially all of the remaining assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our ABL Credit Facility. None of such assets are available to satisfy the claims of our general creditors. See Note 11, "Debt" included in Part II, Item 8 "Financial Statements" of this Report for more information.

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

As of December 31, 2020, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,471.6	$1,380.3
AR Facility	—	—
Total	$1,471.6	$1,380.3

At December 31, 2020, our borrowing base was capped at $175.0 million by the aggregate commitments under the AR Facility.

As of December 31, 2020, $23.4 million of standby letters of credit were issued and outstanding under the ABL Credit Facility, none of which had been drawn upon. The ABL Credit Facility had $226.6 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our 2027 Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2020, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

For further information on the terms of our 2027 Notes, ABL Credit Facility and AR Facility see Note 11, "Debt" included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Report. For a discussion of the risks associated with our significant indebtedness, see Part I, Item 1A "Risk Factors" contained in this Report.

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

CONTRACTUAL OBLIGATIONS

The following table details the contractual cash obligations for debt and related interest payable, finance and operating leases, and other purchase obligations as of December 31, 2020 (in millions):

		Payments Due by Period
	Total	2021	2022-2023	2024-2025	After 2025
Debt principal, including current maturities	$1,630.0	$—	$—	$430.0	$1,200.0
Interest on debt(a)	452.6	71.8	143.6	135.4	101.8
Financing obligations(b)	150.9	9.5	19.0	19.0	103.4
Finance lease obligations(c)	43.8	13.0	13.2	12.4	5.2
Operating lease obligations(d)	314.7	39.5	75.8	59.4	140.0
Purchase obligations(e)	21.9	11.4	9.7	0.8	—
Total	$2,613.9	$145.2	$261.3	$657.0	$1,550.4
(a)     Estimated interest payments have been calculated based on the applicable interest rates as of December 31, 2020.
(b)     Includes obligations under financing agreements primarily for the lease of 44 properties. See Note 12, "Financing Obligations" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.
(c)    Includes obligations under lease agreements primarily for service vehicles. See Note 9, "Leases" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.
(d)     Includes obligations under lease agreements for real estate and computer equipment. Such obligations are reflected to the extent of their minimum non-cancelable terms. See Note 9, "Leases" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.
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
The table excludes our pension and other postretirement benefit obligations. See Note 13, "Employee Retirement Benefits" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of December 31, 2020 and 2019, the following guarantees (including indemnification commitments) were issued and outstanding:

Indemnification Obligations

In the ordinary course of business, we execute contracts involving indemnification obligations customary in the relevant industry and indemnifications related to a specific transaction such as the sale of a business. These indemnification obligations might include claims relating to the following: environmental matters; condition of property; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial or other matters. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third-party claim. We regularly evaluate the probability of having to incur costs associated with these indemnification obligations and accrue for expected losses that are probable and estimable. Also see Note 21, "Arrangements with New Hertz" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report. For discussion of the risks associated with indemnification obligations in the context of divestitures see Part I, Item 1A "Risk Factors—Other Operational Risks" contained in this Report.

Contingencies, Environmental Matters and Guarantee

The information concerning the ongoing securities litigation and governmental investigation contained in Part I, Item 3 "Legal Proceedings" of this Report and the information concerning other contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters and our guarantee is contained in Note 17, "Commitments and Contingencies incorporated herein by reference. The additional information concerning environmental matters included in Part I, Item 1 "Business—Environmental, Health and Safety Matters and Governmental Regulation" of this Report is also incorporated herein by reference.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Rental Equipment

Our principal assets are rental equipment, which represented 63.0% and 65.2% of our total assets as of December 31, 2020 and 2019, respectively. Rental equipment consists of equipment utilized in our equipment rental operations. When rental equipment is acquired, we use historical experience, industry residual value guidebooks and the monitoring of market conditions to set depreciation rates. Generally, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of equipment usage and the targeted age of equipment at the time of disposal. We also estimate the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed regularly based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales also can be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of rental equipment in response to changing market conditions.

Defined Benefit Pension Obligations

The Herc Holdings Retirement Plan is a U.S. qualified defined benefit pension plan that has been frozen to new employees since it was established in 2016. Additionally, pursuant to various collective bargaining agreements, certain union-represented employees participate in multiemployer pension plans.
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

See Note 13, "Employee Retirement Benefits" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

Business Combinations

The Company has made acquisitions and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of the acquisitions. Rental equipment is valued utilizing either a cost, market or income approach, or a combination of certain of these methods, depending on the asset being valued and the availability of market or income data. The intangible assets that the Company has acquired are non-compete agreements, customer relationships and trade names and associated trademarks. The estimated fair values of these intangible assets reflect various assumptions about discount rates, revenue growth rates, operating margins, terminal values, useful lives and other prospective financial information. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows and may be amortized over the useful life if they are determined to be finite-lived intangible assets. Determining the fair value of the assets and liabilities acquired is judgmental in nature and can involve the use of significant estimates and assumptions.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As part of an acquisition, the Company will also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the book values on the acquired entities' balance sheets.

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

Pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles-Goodwill and Other, ("Topic 350"), an entity may first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. Various factors are considered in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting unit, our stock price and the excess amount between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

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

In connection with our impairment analysis for goodwill and indefinite-lived intangible assets conducted as of October 1, 2020, we assessed qualitative factors as described above to determine if it is more likely than not that goodwill and indefinite-lived assets may be impaired and concluded that there was no impairment related to such assets.

See Note 6, "Goodwill and Intangible Assets" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

Finite-Lived Intangible and Long-Lived Assets

Finite-lived intangible assets include technology, customer relationships, trade names and other intangibles. Intangible assets with finite lives are amortized over the estimated economic lives of the assets, which range from three to 14 years. These assets are primarily amortized using the straight-line method, however, certain assets may be amortized using an accelerated method that reflects the economic benefit to us. Long-lived assets, including intangible assets with finite lives, are reviewed for

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

In accordance with ASC Topic 740, Income Taxes, ("Topic 740"), the Company recognizes, in its consolidated financial statements, the impact of the Company's tax positions that are more likely than not to be sustained upon examination. The Company will determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. Upon determination that a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements. The Company recognizes interest and penalties for uncertain tax positions in income tax expense.

We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, accruals for tax contingencies are established based on the probable outcomes of such matters. Our ongoing assessments of the probable outcomes of the examinations and related tax accruals require judgment and could increase or decrease our effective tax rate as well as impact our operating results.

See Note 15, "Income Taxes" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

Stock Based Compensation

All stock-based compensation award disclosures are measured in terms of common stock of Herc Holdings. The cost of employee services received in exchange for an award of equity instruments is based on the grant date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award, referred to as the vesting period. In addition to the service vesting condition, the performance stock units have an additional vesting condition, which stipulates the number of units that will be awarded based on achievement of a certain level of return on invested capital or other performance measures as defined in the applicable award agreements, over the applicable measurement period.

We estimate the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected term, dividend yield and risk-free interest rate. These factors combined with the

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

See Note 14, "Stock-Based Compensation" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

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

Interest Rate Risk

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our ABL Credit Facility, AR Facility and cash and cash equivalents as of December 31, 2020, our pre-tax earnings would decrease by an estimated $4.0 million over a 12-month period.

From time to time, we may enter into interest rate swap agreements to manage interest rate risk on our mix of fixed and floating rate debt. Consistent with the terms of certain agreements governing our debt obligations, we may decide to hedge a portion of the floating rate interest exposure under the ABL Credit Facility to provide protection in respect of such exposure.

Foreign Currency Risk

We have foreign currency exposure to exchange rate fluctuations, primarily with respect to the Canadian dollar.

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

We do not hedge our operating results against currency movement as they are primarily translational in nature. Using foreign currency forward rates as of December 31, 2020, each hypothetical one percentage point change in foreign currency movements would not have a significant impact on our revenue or earnings.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Herc Holdings Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Herc Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 due to the adoption of Topic 842, using a modified retrospective transition method.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
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

Income Taxes

As described in Notes 2 and 15 to the consolidated financial statements, the Company recorded an income tax provision of $20.4 million as of December 31, 2020. Additionally, the Company reported a net deferred tax liability balance of $474.0 million. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management also records deferred tax assets for unutilized net operating loss carryforwards in various tax jurisdictions. Management records valuation allowances to reduce its deferred tax assets by the amount that is more likely than not to be realized. Subsequent changes to enacted tax rates will result in changes to deferred taxes and any related valuation allowances. Management recognizes the impact of the Company's uncertain tax positions that are more likely than not to be sustained upon examination. Management will determine whether it is more likely than not that a tax position will be sustained upon examination. Upon determination that a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements.

The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are the significant judgment by management in determining the income tax provision and in evaluating the Company’s tax positions related to analyzing uncertain tax positions and assessing the realizability of deferred tax assets, which in turn led to significant auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to income taxes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the income tax provision, the identification of uncertain tax positions and assessment of related liability changes, if material, and assessing the realizability of any deferred tax assets, including assessing the related positive and negative evidence. These procedures also included, among others, (i) testing the completeness and accuracy of the income tax provision, including the rate reconciliation, return to provision adjustments, and permanent and temporary differences, (ii) testing the completeness of management’s assessment of both the identification of uncertain tax positions and the possible outcomes of each uncertain tax position, and (iii) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis, including an assessment of the positive and negative evidence regarding realization.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
February 18, 2021

We have served as the Company’s auditor since 2013.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$33.0	$33.0
Receivables, net of allowances of $15.5 and $18.8, respectively	301.2	306.7
Other current assets	32.9	28.9
Assets held for sale	—	31.1
Total current assets	367.1	399.7
Rental equipment, net	2,260.4	2,490.0
Property and equipment, net	290.4	311.8
Right-of-use lease assets	255.9	207.3
Intangible assets, net	295.9	291.5
Goodwill	100.5	93.6
Other long-term assets	18.2	23.1
Total assets	$3,588.4	$3,817.0
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$15.8	$30.4
Current maturities of operating lease liabilities	32.1	30.5
Accounts payable	125.8	126.5
Accrued liabilities	154.3	135.7
Total current liabilities	328.0	323.1
Long-term debt, net	1,651.5	2,051.5
Financing obligations, net	114.5	117.6
Operating lease liabilities	234.1	182.2
Deferred tax liabilities	474.0	459.3
Other long-term liabilities	44.3	39.0
Total liabilities	2,846.4	3,172.7
Commitments and contingencies (Note 17)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 32.1 and 31.5 shares issued and 29.4 and 28.8 shares outstanding	0.3	0.3
Additional paid-in capital	1,818.2	1,796.9
Accumulated deficit	(277.5)	(351.2)
Accumulated other comprehensive loss	(107.0)	(109.7)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	742.0	644.3
Total liabilities and equity	$3,588.4	$3,817.0

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Equipment rental	$1,543.7	$1,701.8	$1,658.3
Sales of rental equipment	198.5	242.8	256.2
Sales of new equipment, parts and supplies	28.2	44.0	49.3
Service and other revenue	10.9	10.4	12.9
Total revenues	1,781.3	1,999.0	1,976.7
Expenses:
Direct operating	689.2	771.1	785.2
Depreciation of rental equipment	403.9	409.1	387.5
Cost of sales of rental equipment	203.6	243.2	244.3
Cost of sales of new equipment, parts and supplies	20.5	33.3	37.7
Selling, general and administrative	257.4	294.8	311.3
Restructuring	0.7	7.7	5.0
Impairment	15.4	5.1	0.1
Interest expense, net	92.6	173.5	137.0
Other expense (income), net	3.9	(2.4)	(0.2)
Total expenses	1,687.2	1,935.4	1,907.9
Income before income taxes	94.1	63.6	68.8
Income tax benefit (provision)	(20.4)	(16.1)	0.3
Net income	$73.7	$47.5	$69.1
Weighted average shares outstanding:
Basic	29.1	28.7	28.4
Diluted	29.4	29.1	28.9
Earnings per share:
Basic	$2.53	$1.66	$2.43
Diluted	$2.51	$1.63	$2.39

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2020	2019	2018
Net income	$73.7	$47.5	$69.1
Other comprehensive income (loss):
Foreign currency translation adjustments	3.7	11.5	(20.0)
Reclassification of foreign currency items to other expense (income), net	2.1	—	—
Unrealized gains and (losses) on hedging instruments:
Unrealized gains (losses) on hedging instruments	—	(3.6)	1.5
Reclassification into net income	(1.5)	—	—
Income tax benefit (provision) related to hedging instruments	0.3	2.1	(0.4)
Pension and postretirement benefit liability adjustments:
Amortization of net losses and settlement losses included in net periodic pension cost	1.7	1.9	1.9
Pension and postretirement benefit liability adjustments arising during the period	(3.2)	3.3	(5.6)
Income tax benefit (provision) related to pension and postretirement plans	(0.4)	(2.5)	1.0
Total other comprehensive income (loss)	2.7	12.7	(21.6)
Total comprehensive income	$76.4	$60.2	$47.5

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2017	28.3	$0.3	$1,763.1	$(462.4)	$(98.6)	$(692.0)	$510.4
Net income	—	—	—	69.1	—	—	69.1
Cumulative effect of accounting change	—	—	—	2.2	(2.2)	—	—
Other comprehensive loss	—	—	—	—	(21.6)	—	(21.6)
Net settlement on vesting of equity awards	0.1	—	(1.1)	—	—	—	(1.1)
Stock-based compensation charge	—	—	13.4	—	—	—	13.4
Employee stock purchase charges	—	—	2.0	—	—	—	2.0
Exercise of stock options	0.1	—	0.5	—	—	—	0.5
December 31, 2018	28.5	0.3	1,777.9	(391.1)	(122.4)	(692.0)	572.7
Net income	—	—	—	47.5	—	—	47.5
Adoption of new accounting pronouncement	—	—	—	(7.6)	—	—	(7.6)
Other comprehensive income	—	—	—	—	12.7	—	12.7
Net settlement on vesting of restricted stock	0.3	—	(3.7)	—	—	—	(3.7)
Stock-based compensation charge	—	—	19.5	—	—	—	19.5
Employee stock purchase charges	—	—	2.4	—	—	—	2.4
Exercise of stock options	—	—	0.8	—	—	—	0.8
December 31, 2019	28.8	0.3	1,796.9	(351.2)	(109.7)	(692.0)	644.3
Net income	—	—	—	73.7	—	—	73.7
Other comprehensive income	—	—	—	—	2.7	—	2.7
Net settlement on vesting of equity awards	0.3	—	(3.0)	—	—	—	(3.0)
Stock-based compensation charge	—	—	16.4	—	—	—	16.4
Employee stock purchase charges	—	—	2.3	—	—	—	2.3
Exercise of stock options	0.3	—	5.6	—	—	—	5.6
December 31, 2020	29.4	$0.3	$1,818.2	$(277.5)	$(107.0)	$(692.0)	$742.0

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$73.7	$47.5	$69.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of rental equipment	403.9	409.1	387.5
Depreciation of property and equipment	54.5	54.0	51.9
Amortization of intangible assets	8.0	7.0	5.4
Amortization of deferred debt and financing obligations costs	3.4	5.2	6.3
Loss on extinguishment of debt	—	53.6	5.4
Stock-based compensation charges	16.4	19.5	13.4
Restructuring	—	5.5	—
Impairment	15.4	5.1	0.1
Provision for receivables allowance	31.4	48.2	57.8
Deferred taxes	11.9	10.7	(10.5)
Loss (gain) on sale of rental equipment	5.1	0.4	(11.9)
Other	4.7	(1.8)	0.5
Changes in assets and liabilities:
Receivables	(24.6)	(38.3)	(29.9)
Other assets	(7.9)	4.1	1.8
Accounts payable	(6.4)	(12.9)	(1.7)
Accrued liabilities and other long-term liabilities	21.4	18.7	13.9
Net cash provided by operating activities	610.9	635.6	559.1
Cash flows from investing activities:
Rental equipment expenditures	(344.1)	(638.4)	(771.4)
Proceeds from disposal of rental equipment	192.5	224.2	272.3
Non-rental capital expenditures	(41.4)	(56.9)	(77.6)
Proceeds from disposal of property and equipment	6.6	7.7	9.7
Acquisitions	(45.6)	(4.2)	—
Proceeds from disposal of business	24.5	—	—
Other investing activities	—	4.0	—
Net cash used in investing activities	(207.5)	(463.6)	(567.0)
The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,200.0	—
Repayments of long-term debt	—	(864.5)	(123.5)
Proceeds from revolving lines of credit and securitization	528.0	1,230.0	737.5
Repayments on revolving lines of credit and securitization	(924.7)	(1,664.8)	(604.0)
Proceeds from financing obligations	—	4.7	6.4
Principal payments under finance lease and financing obligations	(13.9)	(17.2)	(17.0)
Debt redemption premium payment	—	(41.5)	(3.7)
Payment of financing obligation and debt financing costs	(0.3)	(13.3)	(1.3)
Proceeds from exercise of stock options	5.6	0.8	0.5
Proceeds from employee stock purchase plan	2.3	2.4	2.0
Net settlement on vesting of equity awards	(3.0)	(3.7)	(1.1)
Net cash used in financing activities	(406.0)	(167.1)	(4.2)
Effect of foreign exchange rate changes on cash and cash equivalents	2.6	0.3	(1.6)
Net increase (decrease) in cash and cash equivalents during the period	—	5.2	(13.7)
Cash and cash equivalents at beginning of period	33.0	27.8	41.5
Cash and cash equivalents at end of period	$33.0	$33.0	$27.8

Supplemental disclosures of cash flow information:
Cash paid for interest	$92.4	$130.6	$129.3
Cash paid for income taxes, net	$5.0	$7.9	$13.4
Supplemental disclosures of non-cash investing activity:
Purchases of rental equipment in accounts payable	$4.0	$—	$—
Non-rental capital expenditures in accounts payable	$1.3	$2.8	$—
Disposals of property and equipment in accounts receivable	$—	$2.4	$—
Note receivable on disposal of joint venture	$—	$19.0	$—
Supplemental disclosures of non-cash investing and financing activity:
Equipment acquired through finance leases	$1.4	$39.1	$2.6

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Background

Herc Holdings Inc. ("Herc Holdings" or the "Company") is one of the leading equipment rental suppliers with 277 locations in North America as of December 31, 2020. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 55 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

The Company's classic fleet includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction and lighting. The Company's equipment rental business is supported by ProSolutionsR, its industry-specific solutions-based services, which includes power generation, climate control, remediation and restoration, pumps, and studio and production equipment, and its ProContractor professional grade tools.

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

Concentration of Credit Risk

The Company's cash and cash equivalents are held in checking accounts, various investment grade institutional money market accounts or bank term deposits. Deposits held at banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate such risks by spreading the risk across multiple

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

counterparties and monitoring the risk profiles of these counterparties. In addition, the Company has credit risk from financial instruments used in hedging activities, when appropriate. The Company limits its exposure relating to financial instruments by diversifying the financial instruments among various counterparties, which consist of major financial institutions.

No single customer accounted for more than 3% of the Company’s equipment rental revenue during the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and 2019, no single customer accounted for more than 5% of accounts receivable.

Receivables

Receivables are stated net of allowances and represent credit extended to customers and manufacturers that satisfy defined credit criteria. The estimate of the allowance for doubtful accounts is based on the Company's historical experience and its judgment as to the likelihood of ultimate collection. Actual receivables are written-off against the allowance for doubtful accounts when the Company determines the balance will not be collected. Estimates for future credit memos are based on historical experience and are reflected as reductions to revenue, while the provision for bad debt for rental transactions is reflected as a component of "Selling, general and administrative expenses" in the Company's consolidated statements of operations.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases

Leases are classified as either finance or operating at inception of the lease, with classification affecting the pattern of expense recognition in the income statement. Operating and finance leases result in the recognition of right-of-use ("ROU") assets and lease liabilities on the balance sheet. ROU assets represent the Company's right to use the leased asset for the lease term and lease liabilities represent the obligation to make lease payments. The liability is calculated as the present value of the remaining minimum lease payments for existing operating leases using either the rate implicit in the lease or, if none exists, the Company's incremental borrowing rate. Operating lease cost is recorded on a straight-line basis over the remaining lease term. Finance lease cost includes amortization of the ROU assets on a straight-line basis and interest on the lease liabilities using the effective interest method.

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

Public Liability and Property Damage

The obligation for public liability and property damage on self-insured equipment represents an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance-related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Reserves for Claims
The Company is exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which we self-insure include: (i) workers compensation claims; (ii) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (iii) automobile liability claims; and (iv) employee health insurance claims. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. The Company's methodology for developing self-insurance reserves is based on management estimates and independent third party actuarial estimates. The estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in the Company's claim history or receipt of additional information relevant to assessing the claims and the amount of the recorded liability is adjusted to reflect these changes. The long-term portion of our self-insurance reserves is included in "Other long-term liabilities" in the consolidated balance sheet.

Defined Benefit Pension Plans and Other Employee Benefits

The Company's employee pension costs and obligations are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by actuaries. However, actual results may differ substantially from the estimates that were based on the assumptions. The Company uses a December 31 measurement date for all of the plans.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Business Combinations

The Company has made acquisitions and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of the acquisitions. Rental equipment is valued utilizing either a cost, market or income approach, or a combination of certain of these methods, depending on the asset being valued and the availability of market or income data. The intangible assets that the Company has acquired are non-compete agreements, customer relationships and trade names and associated trademarks. The estimated fair values of these intangible assets reflect various assumptions about discount rates, revenue growth rates, operating margins, terminal values, useful lives and other prospective financial information. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows and may be amortized over the useful life if they are determined to be finite-lived intangible assets. Determining the fair value of the assets and liabilities acquired is judgmental in nature and can involve the use of significant estimates and assumptions.

As part of an acquisition, the Company will also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the book values on the acquired entities' balance sheets.

Goodwill and Indefinite-Lived Intangible Assets

On an annual basis and at interim periods when circumstances require, the Company tests the recoverability of its goodwill. The analysis is conducted as of October 1 each year. The Company has one reporting unit and compares the carrying value of its

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Finite-Lived Intangible and Long-Lived Assets

Intangible assets include technology, customer relationships and other intangibles. Intangible assets with finite lives are amortized over the estimated economic lives of the assets, which range from three to 14 years. These assets are primarily amortized using the straight-line method, however, certain assets may be amortized using an accelerated method that reflects the economic benefit to the Company. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset.

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
The Company’s rental transactions are accounted for under ASC Topic 842, Leases, ("Topic 842"). Prior to the adoption of Topic 842 on January 1, 2019, the Company accounted for these transactions under ASC Topic 840, Leases, ("Topic 840"). Equipment rental revenue includes revenue generated from renting equipment to customers, including re-rent revenue, and is recognized on a straight-line basis over the length of the rental contract. Other equipment rental revenues include fees for the Company's rental protection program and environmental charges and are recognized on a straight-line basis over the length of the rental contract.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising

Advertising and sales promotion costs are expensed the first time the advertising or sales promotion takes place. Advertising costs are reflected as a component of "Selling, general and administrative" expense in the Company's consolidated statements of operations. For the years ended December 31, 2020, 2019 and 2018 advertising costs were $2.2 million, $2.7 million and $1.0 million, respectively.

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

Income Taxes

The Company applies the provisions of ASC Topic 740, Income Taxes, ("Topic 740"), and computes the provision for income taxes on a Separate Return Basis. Under Topic 740, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company records valuation allowances to reduce its deferred tax assets by the amount that is more likely than not to be realized. Subsequent changes to enacted tax rates and changes in the interpretations thereof will result in deferred taxes and changes to any related valuation allowances. Provisions are not made for income taxes on undistributed earnings of international subsidiaries that are intended to be indefinitely reinvested outside of the United States or are expected to be remitted free of taxes. Future distributions, if any, from these international subsidiaries to the United States or changes in U.S. tax rules may require a charge to reflect tax on these amounts.

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

The Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act"), had a substantial impact on the income tax benefit for the year ended December 31, 2018. See Note 15, "Income Taxes" for further detail.

Impacts of COVID-19

In December 2019, a novel strain of coronavirus ("COVID-19") was identified in China and has since spread globally. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Federal, state and local efforts to contain the spread of COVID-19 intensified in March 2020 when most states in the United States, including Florida where the Company is

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

headquartered, enacted shelter in place orders, declared states of emergency, took steps to restrict travel, enacted temporary closures of non-essential businesses and took other restrictive measures in response to the COVID-19 pandemic. The Company's business was deemed essential and was allowed to remain open, however, many industries in which its customers operate were required to temporarily close their facilities or delay or cancel projects and events. The Company reduced its capital spending during 2020 and, where possible, reduced operating expenses while ensuring ongoing safe and reliable operations. Additionally, as the timing and extent of the removal of these measures and the residual economic impact of the pandemic remains unclear, the Company is currently experiencing a year-over-year decrease in volume of fleet on rent and this reduction in volume is likely to have a negative impact on equipment rental revenue. The impact of the COVID-19 pandemic continues to evolve as state and local governments are re-opening businesses in multiple phases and, in certain jurisdictions, reversing re-opening decisions. Therefore, we cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compensation - Retirement Benefits

In August 2018, the FASB issued guidance that adds, removes, and modifies disclosure requirements related to defined benefit pension and other postretirement plans in order to improve the disclosure effectiveness. The guidance is effective for fiscal years beginning after December 15, 2020 and should be applied on a retrospective basis to all periods presented. The Company early adopted this guidance on December 31, 2020 as permitted, and there was no impact the Company's financial position, results of operations or cash flows. See Note 13, "Employee Retirement Benefits" for revised disclosures in accordance with this guidance.
Not Yet Adopted

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

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 91.5%, 89.9% and 88.9% of total revenue for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company’s rental transactions are accounted for under Topic 842. Prior to the adoption of Topic 842, the Company accounted for rental transactions under Topic 840. The Company’s sale of rental and new equipment, parts and supplies along with certain services provided to customers are accounted for under Topic 606. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.
The following table summarizes the applicable accounting guidance for the Company’s revenues (in millions):

	Years Ended December 31,
	2020			2019			2018
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
Equipment rental	$1,401.1	$—	$1,401.1	$1,549.9	$—	$1,549.9	$1,509.7	$—	$1,509.7
Other rental revenue:
Delivery and pick-up	—	86.7	86.7	—	98.0	98.0	—	88.4	88.4
Other	55.9	—	55.9	53.9	—	53.9	60.2	—	60.2
Total other rental revenues	55.9	86.7	142.6	53.9	98.0	151.9	60.2	88.4	148.6
Total equipment rentals	1,457.0	86.7	1,543.7	1,603.8	98.0	1,701.8	1,569.9	88.4	1,658.3
Sales of rental equipment	—	198.5	198.5	—	242.8	242.8	—	256.2	256.2
Sales of new equipment, parts and supplies	—	28.2	28.2	—	44.0	44.0	—	49.3	49.3
Service and other revenues	—	10.9	10.9	—	10.4	10.4	—	12.9	12.9
Total revenues	$1,457.0	$324.3	$1,781.3	$1,603.8	$395.2	$1,999.0	$1,569.9	$406.8	$1,976.7

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Years Ended December 31,
	2020	2019	2018
Sales of rental equipment	$198.5	$242.8	$256.2
Sales of new equipment	11.5	21.0	21.3
Sales of parts and supplies	16.7	23.0	28.0
Total	$226.7	$286.8	$305.5

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compaction equipment and power trowels), safety supplies and expendables.
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $13.8 million and $15.6 million as of December 31, 2020 and 2019, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the years ended December 31, 2020, 2019 or 2018 that was included in the contract liability balance as of the beginning of such period.

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the years ended December 31, 2020, 2019 and 2018 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2020.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	December 31, 2020	December 31, 2019
Rental equipment	$3,613.5	$3,821.6
Less: Accumulated depreciation	(1,353.1)	(1,331.6)
Rental equipment, net	$2,260.4	$2,490.0

Note 5—Property and Equipment

Property and equipment consists of the following (in millions):

	December 31, 2020	December 31, 2019
Land and buildings	$117.3	$116.1
Service vehicles	278.7	305.3
Leasehold improvements	105.8	94.3
Machinery and equipment	23.6	23.3
Computer equipment and software	75.9	64.9
Furniture and fixtures	15.6	15.1
Construction in progress	7.2	9.4
Property and equipment, gross	624.1	628.4
Less: accumulated depreciation	(333.7)	(316.6)
Property and equipment, net	$290.4	$311.8

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $54.5 million, $54.0 million and $51.9 million, respectively. Depreciation expense for property and equipment is included in "Direct operating" and "Selling, general and administrative" expenses in the Company's consolidated statements of operations.

The Company leases certain of its service vehicles and office equipment under finance leases. Depreciation of assets held under finance leases is included in depreciation expense. The gross amounts of property and equipment and related depreciation recorded under finance leases, included in the table above, were as follows (in millions):

	December 31, 2020	December 31, 2019
Service vehicles	$72.7	$101.8
Furniture and fixtures	0.7	1.0
	73.4	102.8
Less: accumulated depreciation	(32.6)	(46.2)
	$40.8	$56.6

The Company has entered into financing obligations to lease certain of its properties as discussed further in Note 12, "Financing Obligations." Depreciation of assets held under financing obligations is included in depreciation expense. The gross amounts of land, building and leasehold improvements and related depreciation recorded under financing obligations, included in the table above, were as follows (in millions):

	December 31, 2020	December 31, 2019
Land, building and leasehold improvements	$77.4	$77.4
Less: accumulated depreciation	(38.7)	(36.1)
	$38.7	$41.3

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Goodwill and Intangible Assets

Goodwill

The Company performed its annual goodwill impairment test as of October 1 and determined that no impairment existed for the years ended December 31, 2020 and 2019.

The following summarizes the Company's goodwill (in millions):

	Years Ended December 31,
	2020	2019
Balance at the beginning of the period:
Goodwill	$768.5	$765.9
Accumulated impairment losses	(674.9)	(674.9)
	93.6	91.0

Additions	6.9	2.6

Balance at the end of the period:
Goodwill	775.4	768.5
Accumulated impairment losses	(674.9)	(674.9)
	$100.5	$93.6

Intangible Assets

The Company performed its annual impairment test of indefinite-lived and finite-lived intangible assets as of October 1 and determined that no impairment existed for the years ended December 31, 2020 and 2019.

Intangible assets, net, consisted of the following major classes (in millions):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$18.7	$(10.0)	$8.7
Internally developed software(a)	39.9	(23.3)	16.6
Total	58.6	(33.3)	25.3
Indefinite-lived intangible assets:
Trade name	270.6	—	270.6
Total intangible assets, net	$329.2	$(33.3)	$295.9
(a)     Includes capitalized costs of $1.2 million yet to be placed into service.

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related	$11.4	$(8.9)	$2.5
Internally developed software(a)	34.9	(16.4)	18.5
Total	46.3	(25.3)	21.0
Indefinite-lived intangible assets:
Trade name	270.5	—	270.5
Total intangible assets, net	$316.8	$(25.3)	$291.5
(a)     Includes capitalized costs of $1.4 million yet to be placed into service.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets for the years ended December 31, 2020, 2019 and 2018 was approximately $8.0 million, $7.0 million and $5.4 million, respectively. Based on the amortizable assets in-service as of December 31, 2020, the Company expects amortization expense to be approximately $8.8 million in 2021, $6.5 million in 2022, $3.6 million in 2023, $0.7 million in 2024 and $4.5 million thereafter.

Note 7—Business Combination

In December 2020, the Company completed the acquisition of Champion Rentals, Inc. ("Champion"). Champion was a full-service general equipment rental company comprising approximately 100 employees and four locations serving contractors and industrial, manufacturing and government customers in the Houston metropolitan area. The acquisition of Champion expands the Company's Houston-area presence to 12 physical locations, which collectively provide general and specialty equipment rental solutions and related services. The aggregate consideration paid was approximately $47.9 million and is subject to a potential working capital adjustment within 180 days of closing. The acquisition and related fees and expenses were funded through cash on hand.

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed (in millions):

Accounts receivable	$3.4
Other current assets	0.3
Rental equipment	28.3
Property and equipment	2.1
Intangibles(a)	7.3
Total identifiable assets acquired	41.4
Current liabilities	0.4
Net identifiable assets acquired	41.0
Goodwill(b)	6.9
Net assets acquired	$47.9
(a) The following table reflects the fair values and useful lives of the acquired intangible assets identified (in millions):

	Fair value	Life (years)
Customer relationships	$7.1	14
Non-compete agreements	0.2	5
	$7.3
(b) The level of goodwill that resulted from the acquisition is primarily reflective of Champion's going-concern value, the value of Champion's assembled workforce, new customer relationships expected to arise from the acquisition and operational synergies that the Company expects to achieve that are not associated with identifiable assets. All of the goodwill is expected to be deductible for income tax purposes.

The assets and liabilities were recorded as of December 30, 2020 and the results of operations will be included in the Company's consolidated results of operations as of that date. Pro-forma operating results, as if the Company had completed the acquisition at the beginning of the periods presented, are not significant to the Company's consolidated statements of operations and are not presented.

Note 8—Assets Held for Sale and Impairments

In December 2020, the Company performed an impairment assessment of certain rental equipment and recorded an impairment charge of $4.8 million. Additionally, the Company recorded an impairment charge of $1.1 million related to a financial reporting and consolidation system that was replaced during the fourth quarter of 2020.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2020, the Company closed on the sale of two branches and realized a loss on the sale of $0.2 million that was recorded in "Other income (expense), net" in the Company's consolidated statements of operations. In June 2020, the Company had reclassified the assets of these branches to assets held for sale and in connection therewith, an impairment analysis was performed and an impairment charge of approximately $1.5 million was recorded at June 30, 2020.

During June 2020, the Company recorded a right-of-use ("ROU") asset impairment charge of $1.7 million related to two leased locations that were closed during the second quarter of 2019. See Note 9, "Leases" for additional information on the restructuring charges taken in the prior year related to the closures.

During March 2020, the Company recorded an impairment charge of $6.3 million on a long-term receivable related to a previous joint venture sale, the remaining balances of $4.0 million and $8.7 million are included in "Other current assets" and "Other long-term assets," respectively, in the consolidated balance sheets.

As of December 31, 2019, the Company's assets held for sale consisted of the net assets of its remaining international operations outside of North America. In connection with the reclassification of the assets held for sale, an impairment analysis was performed and an impairment charge of approximately $4.0 million was recorded during the year ended December 31, 2019. In April 2020, the Company closed on the sale, which was comprised of six locations, for total proceeds of $24.5 million and realized a loss on the sale of $2.8 million that was recorded in "Other income (expense), net" in the consolidated statements of operations.

Note 9—Leases

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

The components of lease expense consist of the following (in millions):

		Years Ended December 31,
	Classification	2020	2019
Operating lease cost(a)	Direct operating	$83.1	$100.1
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization(b)	11.1	12.5
Interest on lease liabilities	Interest expense, net	1.5	1.7
Sublease income	Equipment rental revenue	(46.6)	(67.2)
Net lease cost		$49.1	$47.1
(a) Includes short-term leases of $31.4 million and $54.6 million for the year ended December 31, 2020 and December 31, 2019, respectively, and variable lease costs of $5.2 million and $4.3 million for the year ended December 31, 2020 and December 31, 2019, respectively.
(b) Depreciation and amortization is included with selling, general and administrative expense.

During 2019, the Company entered into a plan of restructuring with respect to certain branches in Canada. As part of the plan, certain of its leased locations were closed and the Company recorded a ROU asset impairment of $4.8 million. Additionally, the Company recorded related leasehold improvement impairments of $0.7 million and severance charges of $2.2 million.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance sheet information related to leases consists of the following (in millions):

	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$255.9	$207.3
Finance lease ROU assets	Property and equipment, net(a)	40.8	56.6
Total leased assets		$296.7	$263.9
Liabilities
Current
Operating	Current maturities of operating lease liabilities	$32.1	$30.5
Finance	Current maturities of long-term debt and financing obligations	12.2	21.8
Non-current
Operating	Operating lease liabilities	234.1	182.2
Finance	Long-term debt, net	28.6	34.4
Total lease liabilities		$307.0	$268.9
(a) Finance lease right-of-use assets are recorded net of accumulated amortization of $32.6 million and $46.2 million for the year ended December 31, 2020 and December 31, 2019, respectively.

December 31, 2020
Weighted average remaining lease term:
Operating leases	10.6
Finance leases	5.6
Weighted average discount rate:
Operating leases	3.41%
Finance leases	3.24%

Cash flow information related to leases consists of the following (in millions):

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35.5	$37.9
Operating cash flows from finance leases	1.5	1.7
Financing cash flows from finance leases	10.8	14.2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	144.4	76.3
Finance leases	1.4	39.1

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases
2021	$39.5	$13.0
2022	40.0	6.7
2023	35.8	6.5
2024	32.5	6.2
2025	26.9	6.2
After 2026	140.0	5.2
Total lease payments	314.7	43.8
Less: Interest	(48.5)	(3.0)
Present value of lease liabilities	$266.2	$40.8

Note 10—Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	December 31, 2020	December 31, 2019
Accrued compensation and benefit costs	$33.4	$26.8
Rebate accrual	31.9	33.6
Taxes payable	29.1	16.0
Accrued interest	31.3	32.2
Customer related deferrals	13.5	11.3
Insurance reserves	7.8	9.2
Other	7.3	6.6
Total accrued liabilities	$154.3	$135.7

Note 11—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at December 31, 2020	Weighted Average Stated Interest Rate at December 31, 2020	Fixed or Floating Interest Rate	Maturity	December 31, 2020	December 31, 2019
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200.0	$1,200.0
Other Debt
ABL Credit Facility	N/A	1.56%	Floating	2024	255.0	650.0
AR Facility	N/A	1.03%	Floating	2021	175.0	175.0
Finance lease liabilities	3.24%	N/A	Fixed	2021-2027	40.8	56.2
Other borrowings	N/A	NA	NA	NA	—	5.2
Unamortized Debt Issuance Costs(a)					(7.1)	(7.9)
Total debt					1,663.7	2,078.5
Less: Current maturities of long-term debt					(12.2)	(27.0)
Long-term debt, net					$1,651.5	$2,051.5
(a)    Unamortized debt issuance costs totaling $7.1 million and $9.3 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of December 31, 2020 and December 31, 2019 are included in "Other long-term assets" in the consolidated balance sheets.

The effective interest rates for the fixed rate 2027 Notes (as defined below) includes the stated interest on the notes and the amortization of any debt issuance costs.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities

The nominal principal amounts of maturities of debt for each of the periods ending December 31 are as follows (in millions):

2021	$12.2
2022	5.8
2023	5.9
2024	435.8
2025	6.0
After 2025	1,205.1
Total	$1,670.8

The Company's liquidity needs arise from the funding of its costs of operations and capital expenditures and from debt service on its indebtedness. The Company believes that cash generated from operations and cash received from the disposal of rental and other equipment, together with amounts available under its senior secured asset-based revolving credit facility (the "ABL Credit Facility") and AR Facility (as defined below) will be adequate to permit the Company to meet its obligations over the next 12 months.

Senior Notes

On July 9, 2019, the Company issued $1.2 billion aggregate principal amount of its 5.50% Senior Notes due 2027 (the “2027 Notes”). Interest on the 2027 Notes accrues at the rate of 5.50% per annum and is payable semi-annually in arrears on January 15 and July 15. The 2027 Notes will mature on July 15, 2027.

Ranking; Guarantees

The 2027 Notes are the Company’s senior unsecured obligations, ranking equally in right of payment with all of the Company’s existing and future senior indebtedness, effectively junior to any of the Company’s existing and future secured indebtedness, including the ABL Credit Facility, to the extent of the value of the assets securing such indebtedness, and senior in right of payment to any of the Company’s existing and future subordinated indebtedness. The 2027 Notes will be guaranteed on a senior unsecured basis, subject to limited exceptions including special purpose securitization subsidiaries, by the Company’s current and future domestic subsidiaries.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ABL Credit Facility

On July 31, 2019, Herc Holdings, Herc and certain other subsidiaries of Herc Holdings entered into a credit agreement with respect to a senior secured asset-based revolving credit facility. The ABL Credit Facility provides (subject to availability under a borrowing base) for aggregate maximum borrowings of up to $1,750 million under a revolving loan facility.  Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation.  Subject to the satisfaction of certain conditions and limitations, the ABL Credit Facility allows for the addition of incremental revolving commitments and/or incremental term loans.

Maturity

The ABL Credit Facility matures on July 31, 2024.

Guarantees; Collateral/Security

The obligations of each of the borrowers under the ABL Credit Facility are guaranteed by each of Herc Holdings’ direct and indirect U.S. and Canadian subsidiaries, with certain exceptions, including special purpose securitization subsidiaries. The obligations of the borrowers under the ABL Credit Facility and the guarantees thereof are secured by security interests in substantially all of the assets of each borrower and guarantor, including pledges of all the capital stock of all of their direct subsidiaries, with certain exceptions. The liens securing the ABL Credit Facility are subject to certain exceptions.  Also, subject to certain limitations and conditions, the ABL Credit Facility permits the incurrence of future secured debt on a basis either pari passu with, or subordinated to, the liens securing the ABL Credit Facility.

Interest

The interest rates applicable to any loans under the ABL Credit Facility are based, at the option of the borrowers, on (i) a floating rate based on LIBOR (for loans denominated in U.S. dollars) or CDOR (for loans denominated in Canadian dollars) plus an initial margin of 1.50% per annum or (ii) a base rate plus an initial margin of 0.50%, in each case, where margin is adjusted under the ABL Credit Facility based on the quarterly average excess availability under the ABL Credit Facility.

Covenants

The ABL Credit Facility contains a number of covenants that, among other things, limit or restrict the ability of the borrowers and their subsidiaries to incur additional indebtedness, prepay other indebtedness, make dividends and other restricted payments, create or incur liens, make acquisitions and other investments, engage in mergers, consolidations or sales of assets, engage in certain transactions with affiliates, and enter into certain restrictive agreements limiting the ability to create or incur liens.  In addition, under the ABL Credit Facility, upon excess availability falling below certain levels, the borrowers will be required to comply with a minimum fixed charge coverage ratio of no less than 1.00:1.00. As of December 31, 2020, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Events of Default

The ABL Credit Facility provides that the occurrence of any of the following events will constitute an event of default: payment default, breach of representation or warranty, covenant breach, cross default to other material indebtedness, certain bankruptcy events, dissolution, invalidity of the credit agreement or any intercreditor agreement (if any), judgment in excess of a certain monetary threshold, any security or guarantee documents cease to be in effect, an ERISA event, pension event or a change of control. Upon the occurrence and during the continuation of an event of default, the agent may exercise remedies on behalf of the lenders, including accelerating the repayment of outstanding loans under the ABL Credit Facility.

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

The agreements governing the AR Facility contain restrictions and covenants which include limitations applicable to Herc, the Herc subsidiary seller and the SPE on the creation of certain liens, and restrictions and covenants which include limitations applicable to the SPE on the making of certain restricted payments, and limitations applicable to Herc and the SPE with respect to certain corporate acts such as mergers, consolidations and the sale of substantially all assets, with certain exceptions. The Company was in compliance with all such covenants as of December 31, 2020.

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

Other Borrowings
The Company's former subsidiary in China had uncommitted credit agreements for up to an aggregate principal amount of $10.0 million. Interest accrued on the loans drawn under these facilities at an applicable loan prime rate plus 0.535% published by National Interbank Funding Center and was payable quarterly. In conjunction with the sale of the Company's subsidiary in China in April 2020, the credit agreement was terminated and no borrowings were outstanding at December 31, 2020.

Borrowing Capacity and Availability
After outstanding borrowings, the following was available to the Company as of December 31, 2020 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,471.6	$1,380.3
AR Facility	—	—
Total	$1,471.6	$1,380.3

At December 31, 2020, the Company's borrowing base was capped at $175.0 million by the aggregate commitments under the AR Facility.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of Credit

As of December 31, 2020, $23.4 million of standby letters of credit were issued and outstanding under the ABL Credit Facility, none of which had been drawn upon. The ABL Credit Facility had $226.6 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Note 12—Financing Obligations

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

In connection with these transactions, the Company capitalized $2.9 million in deferred financing obligations issuance costs. The costs are being amortized to interest expense using the effective interest method. Interest expense related to the amortization of these costs for the year ended December 31, 2020, 2019 and 2018 was $0.5 million, $0.4 million and $0.2 million, respectively.

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at December 31, 2020	Maturity	December 31, 2020	December 31, 2019
Financing obligations	5.11%	2026-2038	$120.5	$123.5
Unamortized financing issuance costs			(2.4)	(2.5)
Total financing obligations			118.1	121.0
Less: Current maturities of financing obligations			(3.6)	(3.4)
Financing obligations, net			$114.5	$117.6

As of December 31, 2020, future minimum financing payments for the agreements referred to above are as follows (in millions):

2021	$9.5
2022	9.5
2023	9.5
2024	9.5
2025	9.5
Thereafter	103.4
Total minimum financing obligations payments	150.9
Obligations subject to non-cash gain on future sale of property	34.6
Less amount representing interest (at a weighted-average interest rate of 5.11%)	(65.0)
Total financing obligations	$120.5

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Employee Retirement Benefits

401(k) Savings Plan and Other Defined Contribution Plan

On July 1, 2016, the Company established the Herc Holdings Savings Plan covering all of its U.S. employees. Contributions to the plans are made by both the employee and the Company. Company contributions to these plans are based on the level of employee contributions and formulas determined by the Company. Expenses for the defined contribution plans for the years ended December 31, 2020, 2019 and 2018 were approximately $10.9 million, $11.4 million and $10.5 million, respectively.

Defined Benefit Pension and Postretirement Plans

In July 2016, the Company established the Herc Holdings Retirement Plan (the "Plan"), a U.S. qualified pension plan. The Plans assets and liabilities attributable to current and former employees of the equipment rental business were transferred to the Plan following the Spin-Off. The Plan has been frozen to new participants since it was established.

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

The Company’s policy for funded plans is to contribute, at a minimum, amounts required by applicable laws, regulations and union agreements. The Plan represents approximately 99% of the Company's defined benefit plan obligations and 100% of its plan assets. The Company made contributions to the Plan of $2.5 million and $2.8 million in 2020 and 2019, respectively however, no cash contribution was made in 2018. The level of future contributions will vary and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of benefit obligations and plan assets of the Company’s pension plans and postretirement benefit plans (in millions):

	Pension		Postretirement
	2020	2019	2020	2019
Change in Projected Benefit Obligations
Benefit obligations at beginning of year	$163.5	$148.5	$1.0	$1.0
Interest cost	5.1	6.2	—	—
Plan settlements	(8.0)	(6.3)	—	—
Benefits paid	(0.3)	(0.4)	—	—
Actuarial (gain) loss	16.5	15.5	0.1	—
Benefit obligations at end of year	$176.8	$163.5	$1.1	$1.0

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$143.7	$123.6	$—	$—
Actual return on plan assets	19.6	24.0	—	—
Employer contribution	2.5	2.8	—	—
Plan settlements	(8.0)	(6.3)	—	—
Benefits paid	(0.3)	(0.4)	—	—
Fair value of plan assets at end of year	$157.5	$143.7	$—	$—

Funded Status	$(19.3)	$(19.8)	$(1.1)	$(1.0)

Accumulated benefit obligations	$176.8	$163.5

	Pension		Postretirement
	2020	2019	2020	2019
Amounts Recognized in Balance Sheet
Accrued liabilities	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Other long-term liabilities	(19.2)	(19.7)	(1.0)	(0.9)
Net amount recognized	$(19.3)	$(19.8)	$(1.1)	$(1.0)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial gain (loss)	$(21.7)	$(20.3)	$0.2	$0.2
Prior service credits	0.1	0.1	—	—
Net amount recognized	$(21.6)	$(20.2)	$0.2	$0.2

Weighted‑Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	2.3%	3.2%	2.2%	3.2%
Average rate of increase in compensation	—%	—%	—%	—%
Interest credit rate	3.8%	3.8%	—%	—%
Initial healthcare cost trend rate	N/A	N/A	5.5%	5.8%
Ultimate healthcare cost trend rate	N/A	N/A	4.5%	4.5%

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The benefit obligations and fair value of plan assets for the Company’s qualified and non-qualified pension and postretirement plans with projected benefit obligations or accumulated benefit obligations in excess of plan assets are as follows (in millions):

	Pension		Postretirement
	2020	2019	2020	2019
Plans with Benefit Obligations in Excess of Plan Assets
Projected benefit obligations	$176.8	$163.5	$1.1	$1.0
Accumulated benefit obligations	176.8	163.5	—	—
Fair value of plan assets	157.5	143.7	—	—

The following table sets forth the net periodic pension cost (benefit) (in millions):

	Years Ended December 31,
	2020	2019	2018
Components of Net Periodic Pension Cost (Benefit):
Interest cost	$5.1	$6.2	$5.7
Expected return on plan assets	(6.1)	(5.2)	(6.0)
Net amortization of actuarial net loss	0.7	1.1	0.7
Settlement loss	1.0	0.8	1.2
Net periodic pension cost (benefit)	$0.7	$2.9	$1.6

Weighted‑Average Assumptions Used to Determine Net Periodic Pension Cost (Benefit)
Discount rate	3.2%	4.3%	3.6%
Expected return on assets	5.2%	5.8%	5.6%
Average rate of increase in compensation	—%	—%	—%
Interest credit rate	3.8%	3.8%	3.8%

The net periodic postretirement cost was immaterial in 2020, 2019 and 2018.

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

There was no average rate of increase in compensation for 2020, 2019 or 2018 as there are no longer any employees in the Plan accruing benefits.

The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached in 2038.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan Assets

The Company has a long-term investment outlook for its Plan assets, which is consistent with the long-term nature of the Plan's respective liabilities.

The Plan currently has a target asset allocation of 30% equity and 70% fixed income. The equity portion of the assets is actively managed in U.S. small/mid cap and international funds and a small allocation to a passively managed U.S. large cap index fund. The fixed income portion of the assets is actively managed in long/intermediate duration government/credit funds and small allocations to an actively managed high yield fund, a bank loan fund, a preferred securities fund and an emerging market debt fund. A modest amount of cash is maintained to facilitate payment of benefits and plan expenses.

The fair value measurements of most plan assets are based upon significant other observable inputs (Level 2), except for the high yield mutual fund and cash which are based upon quoted market prices in active markets for identical assets (Level 1). The following represents the Company's pension plan assets (in millions):

Asset Category	December 31, 2020	December 31, 2019
Cash	$3.0	$2.3
Short Term Investments	1.5	0.1
Equity Securities:
U.S. Large Cap	19.4	20.0
U.S. Mid Cap	3.5	4.6
U.S. Small Cap	0.5	1.2
International Developed	17.9	18.6
International Emerging Markets	6.5	6.9
Fixed Income Securities:
U.S. Treasuries	22.9	22.2
Corporate Bonds	49.8	41.5
Government Bonds	10.3	9.9
Municipal Bonds	3.1	2.8
Mortgage-Backed Securities	2.3	2.9
Asset-Backed Securities	2.1	2.5
Bank Loans	7.4	7.1
Preferreds	7.3	—
Other	—	1.1
Total fair value of pension plan assets	$157.5	$143.7

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Future Benefit Payments

The following table presents estimated future benefit payments (in millions):

	Pension	Postretirement
2021	$7.0	$0.1
2022	7.2	0.1
2023	8.3	0.1
2024	9.5	0.1
2025	10.4	0.1
2026-2030	63.9	0.3
	$106.3	$0.8

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

The Company's participation in multiemployer plans is outlined in the table below. For plans that are not individually significant to the Company, the total amount of contributions is presented in the aggregate. There are no plans where the amount contributed by the Company represents more than 5% of the total contributions to the plan for the years ended December 31, 2020, 2019 and 2018.

(In millions)	EIN / Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Pension Fund		2020	2019		2020	2019	2018
Midwest Operating Engineers	36-6140097	Green	Green	N/A	$0.9	$1.0	$0.9	N/A	5/31/2021
Other Plans (a)					1.1	1.2	1.1
Total contributions					$2.0	$2.2	$2.0
(a)    Consists of six plans, none of which are individually significant to the Company.

Note 14—Stock-Based Compensation

On May 17, 2018, the Herc Holdings Inc. 2018 Omnibus Incentive Plan (the "2018 Omnibus Plan") was approved and replaced the Herc Holdings Inc. 2008 Omnibus Incentive Plan. The 2018 Omnibus Plan provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted awards (shares and units) and deferred stock units to key executives, employees, non-management directors and non-employee consultants. The total number of common shares authorized for issuance under the 2018 Omnibus Plan is 2,200,000, of which approximately 1,579,000 remains available as of December 31, 2020 for future incentive awards.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation awards are measured on their grant date using a fair value method and are recognized in the statement of operations over the requisite service period. The Company's stock-based compensation expense is included in “Selling, general and administrative” expense in the Company's consolidated statements of operations.

The following table summarizes the expenses and associated income tax benefits recognized (in millions):

	Year Ended December 31,
	2020	2019	2018
Compensation expense	$16.4	$19.5	$13.4
Income tax benefit	(4.2)	(5.1)	(3.5)
Total	$12.2	$14.4	$9.9

As of December 31, 2020, there was $18.8 million of total unrecognized compensation cost related to non-vested stock options, restricted stock units ("RSUs") and performance stock units ("PSUs"). The total unrecognized compensation cost is expected to be recognized over the remaining 1.7 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Stock Options

All stock options granted had a per-share exercise price of not less than the fair market value of one share of common stock on the grant date. Stock options vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the 2018 Omnibus Plan). No stock options are exercisable after ten years from the grant date.

The Company’s practice is to grant stock options at fair market value. Outstanding options vest over four years with terms of seven years to 10 years, assuming continued employment with certain exceptions. Vesting of the option awards is contingent upon meeting certain service conditions. The fair value of option grants is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. Forfeitures were estimated based on an analysis of actual option forfeitures. There were no stock options granted during 2020, 2019 or 2018.

A summary of option activity is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions of dollars) (a)
Outstanding at December 31, 2019	342,498	$37.94
Granted	—	—
Exercised	(165,327)	33.51
Forfeited or expired	(21,580)	46.99
Outstanding at December 31, 2020	155,591	$41.38
Expected to Vest at December 31, 2020	—	$—	—	$—
Exercisable at December 31, 2020	155,591	$41.38	3.1	$3.9
(a) Market price per share on December 31, 2020 was $66.41. The intrinsic value is zero for options with exercise prices above market value.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock options as of December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$30.01-40.00	111,006	33.19	2.6	111,006	33.19	2.6
40.01-50.00	629	43.59	0.2	629	43.59	0.2
50.01-60.00	29,892	58.22	4.5	29,892	58.22	4.5
70.01-80.00	14,064	70.14	4.2	14,064	70.14	4.2
	155,591	$41.38		155,591	$41.38

Additional information pertaining to stock option activity under the Omnibus Plan is as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Aggregate intrinsic value of stock options exercised (a)	$3.7	$0.3	$0.5
Cash received from the exercise of stock options	5.6	0.8	0.5
Tax benefit realized on exercise of stock options	1.0	0.1	0.1
(a)    The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

Performance Stock Units

PSUs will vest based on the achievement of pre-determined performance goals over performance periods determined by the Company's Compensation Committee. Each of the units granted represent the right to receive one share of the Company's common stock on a specified future date. Compensation expense for PSUs is based on the grant date fair value and is recognized ratably over the three year vesting period. In addition to the service vesting condition, the PSUs have an additional vesting condition which stipulates the number of units to be awarded being based on the achievement of certain performance measures over the applicable measurement period and can range from 0% to 200% of the target. In the event of an employee's death or disability, a pro rata portion of the employee's PSUs will vest to the extent performance goals are achieved at the end of the performance period.

A summary of the PSU activity is presented below.

	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	321,793	$48.91
Granted	181,693	38.56
Vested	(143,696)	47.78
Performance change	49,716	48.33
Forfeited	(18,741)	45.57
Nonvested at December 31, 2020	390,765	$44.60

The weighted average per share grant-date fair values of PSUs granted during 2020, 2019 and 2018 were $38.56, $40.79 and $64.51, respectively. The total fair value of PSUs that vested during 2020, 2019 and 2018 were $6.9 million, $3.4 million and $3.2 million, respectively.

Almost all PSUs granted in 2020, 2019 and 2018 include vesting conditions based on the achievement of the Company's return on invested capital performance measured over a three-year period starting from the year of grant.

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

A summary of the RSU activity under the Omnibus Plan is presented below.

	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	411,069	$47.17
Granted	292,669	35.36
Vested	(267,688)	46.41
Forfeited	(23,296)	41.95
Nonvested at December 31, 2020	412,754	$39.65

The weighted average per share grant date fair values of RSUs granted during 2020, 2019 and 2018 were $35.36, $41.18 and $62.89, respectively. The total fair value of RSUs that vested during 2020, 2019 and 2018 was $12.4 million, $10.7 million and $3.0 million, respectively.

Note 15—Income Taxes

The components of income (loss) before income taxes for the periods were as follows (in millions):

	Years Ended December 31,
	2020	2019	2018
Domestic	$95.5	$61.9	$60.5
Foreign	(1.4)	1.7	8.3
Income before income taxes	$94.1	$63.6	$68.8

The provision (benefit) for income taxes consists of the following (in millions):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$(1.4)	$2.2
Foreign	1.8	3.5	1.9
State and local	6.1	3.7	5.5
Total current	7.9	5.8	9.6
Deferred:
Federal	22.5	15.9	(7.0)
Foreign	(7.1)	0.4	(1.9)
State and local	(2.9)	(6.0)	(1.0)
Total deferred	12.5	10.3	(9.9)
Total income tax provision (benefit)	$20.4	$16.1	$(0.3)

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal items of the U.S. and foreign net deferred tax assets (liabilities) are as follows (in millions):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Employee benefit plans	$5.3	$5.5
Tax credit carryforwards	0.5	2.1
Right-of-use assets	48.5	54.7
Accrued expenses	37.0	35.0
Net operating loss carryforwards	75.1	122.9
Total deferred tax assets	166.4	220.2
Less: valuation allowance	(3.2)	(9.0)
Total net deferred tax assets	163.2	211.2
Deferred tax liabilities:
Lease liabilities	(46.4)	(53.2)
Outside basis difference in foreign subsidiaries and other	(1.8)	(2.0)
Depreciation on tangible assets	(517.4)	(545.7)
Intangible assets	(71.6)	(69.6)
Total deferred tax liabilities	(637.2)	(670.5)
Net deferred tax liability	$(474.0)	$(459.3)

As of December 31, 2020, a deferred tax asset of $61.8 million was recorded for unutilized federal net operating loss carryforwards ("NOL carryforwards"). The total federal NOL carryforwards are $302.6 million and have an indefinite carryforward period. State NOL carryforwards have generated a deferred tax asset of $10.6 million and expire over various years beginning in 2021.

As of December 31, 2020, deferred tax assets of $0.5 million were recorded for federal and various state tax credit carryforwards. As of December 31, 2020, deferred tax assets of $2.5 million were recorded for foreign NOL carryforwards of $15.5 million, all of which have an indefinite carryforward period.

In determining the valuation allowance, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with Topic 740. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. Based on the assessment, as of December 31, 2020, total valuation allowances of $3.2 million were recorded against deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not the remaining deferred tax assets of $163.2 million will be realized and as such no valuation allowance has been provided on these assets.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax in the accompanying consolidated statements of operations differs from the income tax calculated by applying the statutory federal income tax rate to income (loss) before income taxes due to the following (in millions):

	Years Ended December 31,
	2020	2019	2018
Income tax (benefit) provision at statutory rate	$19.8	$13.3	$14.4

Increases (decreases) resulting from:
Foreign taxes	(0.1)	0.9	0.9
State and local income taxes, net of federal income tax	3.1	(3.7)	3.6
Federal and foreign	3.5	3.1	1.1
Enactment of the 2017 Tax Act(a)	—	—	(20.8)
Change in valuation allowance	(5.8)	2.6	(1.5)
Outside basis difference in foreign subsidiaries	—	(0.9)	0.9
All other items, net	(0.1)	0.8	1.1
Income tax (benefit) provision	$20.4	$16.1	$(0.3)
(a) In December 2017, the 2017 Tax Act was enacted and during the year ended December 31, 2018, the Company finalized its estimates and recorded a net benefit of $20.8 million comprised of (i) a $14.3 million expense related to the revaluation of the Company's net deferred tax liability based on a U.S. federal tax rate of 21% and (ii) a $35.1 million benefit related to the one-time transition tax on previously unrepatriated earnings from foreign operations.

As a result of the 2017 Tax Act, previously undistributed earnings from foreign subsidiaries are deemed to have been repatriated as of December 31, 2017 for federal income tax purposes. Beginning in 2018, companies are generally able to repatriate earnings from foreign subsidiaries with no U.S. federal income tax impact. As of December 31, 2020, the Company continues to assert that earnings from foreign operations are not permanently invested. The Company, as a matter of policy, looks to repatriate foreign earnings in a tax efficient manner.  Many foreign jurisdictions impose taxes on distributions to other jurisdictions.  Due to the variations and complexities of these laws, the Company believes it would be impractical to calculate and accrue these taxes beyond the normal earnings and profits standard for U.S. tax purposes.

As of December 31, 2020, the Company is maintaining the assertion that future earnings associated with the potential stock sale or liquidation of foreign subsidiaries are permanently reinvested. Accordingly, the Company has not recorded any deferred tax liabilities associated with these book-to-tax differences. The Company has analyzed the potential tax liability associated with these differences to be approximately $46.6 million.

The total cumulative amount of unrecognized tax benefits is $2.7 million as of December 31, 2020.

The Company conducts business globally and, as a result, files one or more income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The open tax years for these jurisdictions span from 2005 to 2018. The IRS completed its audit of the Company's 2007 to 2011 consolidated income tax returns, in which Herc was included, and had no changes to the previously filed tax returns. The Company is currently under audit for the 2014 through 2016 income tax years. Several U.S. state and non-U.S. jurisdictions are under audit. The Company does not expect any material assessments resulting from these audits.

Reclassifications
In February 2018, the FASB issued guidance that allows reclassification from accumulated other comprehensive income to retained earnings for certain tax effects resulting from the 2017 Tax Act that would otherwise be stranded in accumulated other comprehensive income. This guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company has elected to early adopt this guidance and as a result has recorded an adjustment of $2.2 million to accumulated deficit as of January 1, 2018.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) are presented in the tables below (in millions):

	Pension and Other Post-Employment Benefits	Unrealized Gains on Hedging Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(16.0)	$1.2	$(94.9)	$(109.7)
Other comprehensive income before reclassification	(3.2)	—	3.7	0.5
Amounts reclassified from accumulated other comprehensive loss	1.3	(1.2)	2.1	2.2
Net current period other comprehensive income	(1.9)	(1.2)	5.8	2.7
Balance at December 31, 2020	$(17.9)	$—	$(89.1)	$(107.0)

	Pension and Other Post-Employment Benefits	Unrealized Gains on Hedging Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(18.7)	$2.7	$(106.4)	$(122.4)
Other comprehensive income before reclassification	3.3	(1.5)	11.5	13.3
Amounts reclassified from accumulated other comprehensive loss	(0.6)	—	—	(0.6)
Net current period other comprehensive income	2.7	(1.5)	11.5	12.7
Balance at December 31, 2019	$(16.0)	$1.2	$(94.9)	$(109.7)

Amounts reclassified from accumulated other comprehensive income (loss) to net income were as follows (in millions):

	Twelve Months Ended December 31,
Pension and other postretirement benefit plans	2020	2019	2018	Statement of Operations Caption
Amortization of actuarial losses	$0.7	$1.1	$0.7	Selling, general and administrative
Settlement loss	1.0	0.8	1.2	Selling, general and administrative
Total	1.7	1.9	1.9
Tax benefit (provision)	(0.4)	(2.5)	1.0	Income tax benefit (provision)
Total reclassifications for the period	1.3	(0.6)	2.9

Hedging
Gain on settlement	(1.5)	—	—	Interest expense, net
Tax provision	0.3	—	—	Income tax benefit (provision)
Total reclassifications for the period	(1.2)	—	—

Reclassification of foreign currency items	2.1	—	—	Other expense (income), net
Total reclassifications for the period	$2.2	$(0.6)	$2.9

Note 17—Commitments and Contingencies

Legal Proceedings

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a putative shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that Hertz Holdings made material misrepresentations and/or omission of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The complaint sought unspecified monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings moved to dismiss the amended complaint. In October 2014, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing the plaintiff to amend the complaint a second time. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, Hertz Holdings moved to dismiss the second amended complaint. In July 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing plaintiff to file a third amended complaint. In August 2015, plaintiff filed a third amended complaint which included additional allegations, named additional then-current and former officers as defendants and expanded the putative class period to extend from February 14, 2013 to July 16, 2015. In November 2015, Hertz Holdings moved to dismiss the third amended complaint. The plaintiff then sought leave to add a new plaintiff because of challenges to the standing of the first plaintiff. The court granted plaintiff leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint with prejudice on March 24, 2016. In April 2017, the court granted Hertz Holdings' and the individual defendants' motions to dismiss and dismissed the action with prejudice. In May 2017, plaintiff filed a notice of appeal and, in June 2018, oral argument was conducted before the U.S. Court of Appeals for the Third Circuit. In September 2018, the court affirmed the dismissal of the action with prejudice. On February 5, 2019, plaintiff filed a motion to set aside the judgment against it, and for leave to file a fifth amended complaint.  The proposed amended complaint would add allegations related to the settlement with the SEC that, among other things, ordered New Hertz to cease and desist from violating certain of the federal securities laws and imposed a civil penalty of $16.0 million. On February 26, 2019, New Hertz filed an opposition to plaintiff’s motion for relief from judgment and leave to file a fifth amended complaint. On March 8, 2019, plaintiff filed a reply in support of that motion. On September 30, 2019, the court denied plaintiff’s motion for relief from judgment and leave to file a fifth amended complaint. On October 30, 2019, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit. On October 13, 2020, the U.S. Court of Appeals for the Third Circuit affirmed the denial of the plaintiff's motion for relief from judgement with respect to the former officers. The court did not rule on the appeal with respect to Hertz Global Holdings, Inc. due to the automatic stay created by Hertz Global Holding, Inc.'s ongoing bankruptcy proceedings.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Guarantee

The Company has an outstanding bank loan in connection with a previous joint venture. The Company has determined the maximum potential payment amount under the guarantee is approximately $5.3 million; however the Company has not recorded a liability on its balance sheet as of December 31, 2020 as the bank loan is collateralized by the rental equipment and other assets of the joint venture entity and has maturities through 2023.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Equivalents and Investments

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at December 31, 2020 or 2019.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility, finance lease liabilities and other borrowings approximated their book values as of December 31, 2020 and 2019. The fair value of the Company's 2027 Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	December 31, 2020		December 31, 2019
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200.0	$1,276.4	$1,200.0	$1,265.0

Note 19—Equity Earnings Per Share

Earnings Per Share
Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data).

	Years Ended December 31,
	2020	2019	2018
Basic and diluted earnings per share:
Numerator:
Net income, basic and diluted	$73.7	$47.5	$69.1
Denominator:
Basic weighted average common shares	29.1	28.7	28.4
Stock options, RSUs and PSUs	0.3	0.4	0.5
Weighted average shares used to calculate diluted earnings per share	29.4	29.1	28.9
Earnings per share:
Basic	$2.53	$1.66	$2.43
Diluted	$2.51	$1.63	$2.39
Antidilutive stock options, RSUs and PSUs	0.4	0.3	0.2

Note 20—Related Party Transactions

Agreements with Carl C. Icahn

The Company is subject to the Nomination and Standstill Agreement, dated September 15, 2014 (the "Nomination and Standstill Agreement"), with Carl C. Icahn and certain related entities and individuals. In connection with their appointments or nomination, as applicable, to the Company’s board of directors (the "Board"), each of Jonathan Frates, Nicholas F. Graziano and Andrew Langham (collectively, the "Icahn Designees," and, together with Carl C. Icahn and the other parties to the Nomination and Standstill Agreements the "Icahn Group") executed a Joinder Agreement agreeing to become bound as a party to the terms and conditions of the Nomination and Standstill Agreement (such Joinder Agreements, together with the

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nomination and Standstill Agreement, are collectively referred to herein as the "Icahn Agreements").

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We generate substantially all of our equipment rental revenue in North America. For each of the last three fiscal years, revenues from our external customers attributed to the U.S. and all foreign countries (primarily Canada) in total are set forth below:

	Years Ended December 31,
	2020	2019	2018
United States	$1,624.4	$1,796.6	$1,757.8
International	156.9	202.4	218.9
Total revenue	$1,781.3	$1,999.0	$1,976.7

Geographic information for long-lived assets, which consist primarily of rental equipment and property and equipment, was as follows (in millions):

	December 31, 2020	December 31, 2019
Total assets
United States	$3,285.9	$3,360.4
International	302.5	456.6
Total	$3,588.4	$3,817.0
Rental equipment, net
United States	$2,061.3	$2,254.2
International	199.1	235.8
Total	$2,260.4	$2,490.0
Property and equipment, net
United States	$271.9	$291.5
International	18.5	20.3
Total	$290.4	$311.8

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23—Quarterly Financial Information (Unaudited)

Provided below is a summary of the quarterly operating results during 2020 and 2019. Amounts are computed independently each quarter. As a result, the sum of the quarter's amounts may not equal the total amount for the respective year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share data)	2020	2020	2020	2020
Revenues	$436.2	$368.0	$456.7	$520.4
Income (loss) before income taxes	(2.6)	0.1	51.6	45.0
Net income (loss)(a)	(3.7)	2.0	39.9	35.5
Earnings (loss) per share:
Basic	$(0.13)	$0.07	$1.37	$1.22
Diluted	$(0.13)	$0.07	$1.35	$1.19

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share data)	2019	2019	2019	2019
Revenues	$475.7	$475.1	$508.1	$540.1
Income (loss) before income taxes	(9.8)	15.0	5.2	53.2
Net income (loss)(b)	(6.7)	9.7	9.4	35.1
Earnings (loss) per share:
Basic	$(0.23)	$0.34	$0.33	1.22
Diluted	$(0.23)	$0.33	$0.32	$1.20
(a)    Net income (loss) for the first, second and fourth quarters includes impairment charges of $6.3 million, $3.2 million and $5.9 million as discussed in Note 8, "Assets Held for Sale and Impairments."
(b)    Net income for the second quarter includes a restructuring charge of $7.7 million, the third quarter includes a loss on the early extinguishment of debt of $53.6 million and the fourth quarter includes an impairment of $4.0 million related to certain assets held for sale.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

HERC HOLDINGS INC. AND SUBSIDIARIES

(In millions)

	Beginning Balance	Provisions	Translation Adjustments	Deductions	Ending Balance
Receivables allowances:
Year to date December 31, 2020	$18.8	$31.4	$—	$(34.7)	$15.5
Year to date December 31, 2019	21.5	48.2	0.1	(51.0)	18.8
Year to date December 31, 2018	26.9	57.8	(0.2)	(63.0)	21.5

Tax valuation allowances:
Year to date December 31, 2020	$9.0	$—	$0.3	$(6.1)	$3.2
Year to date December 31, 2019	5.8	4.4	—	(1.2)	9.0
Year to date December 31, 2018	7.6	0.3	(0.3)	(1.8)	5.8

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2020.

The effectiveness of our internal control over financial reporting, as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting
In October 2020, we completed the implementation of a new financial reporting and consolidation system. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

HERC HOLDINGS INC. AND SUBSIDIARIES
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our executive officers is included in Part I under the caption "Executive Officers of the Registrant."

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	959,110	41.38	1,579,318
Equity compensation plans not approved by security holders	—	—	—
Total	959,110		1,579,318
(1)    Represents the weighted average exercise price of 155,591 outstanding stock options as of December 31, 2020. The remaining securities under this plan as of December 31, 2020 are restricted stock units and performance stock units, which have no exercise price and have been excluded from the calculation of the weighted average exercise price above.
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed as part of this Report

(1) Consolidated financial statements:

Report of Independent Registered Public Accounting Firm
Herc Holdings Inc. and Subsidiaries Consolidated Balance Sheets at December 31, 2020 and 2019
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements

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

4.2	Description of Securities of Registrant. (Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Herc Holdings (File No. 001-33139) as filed on February 27, 2020).
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

10.8[t]
Form of Change in Control Severance Agreement for Executive Officers and Certain Key Employees (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on December 3, 2020.

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

10.9.1
Amendment No. 1 to Receivables Financing Agreement among Herc Receivables U.S. LLC, the Additional Canadian Borrower to the Extent Added As A Party Thereto, Herc Rentals, Inc., the Lenders and Managing Agents from time to time party thereto, and Credit Agricole Corporate and Investment Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139) as filed on September 1, 2020).

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

10.11.4[t]
Offer Letter, dated August 18, 2017, by and between Herc Holdings and Tamir Peres (Incorporated by reference to Exhibit 10.1 to the Quarter Report on Form 10-Q of Herc Holdings Inc. (File No. 001-33139), as filed on August 1, 2019).

10.11.5*	Offer Letter, dated December 23, 2019, by and between Herc Holdings and Aaron Birnbaum.
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

10.13[t]
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

10.14.2*	First Amendment to the Herc Holdings Inc. 2018 Omnibus Incentive Plan, effective December 3, 2020.

HERC HOLDINGS INC. AND SUBSIDIARIES

10.14.3*	Form of Executive Officer Restricted Stock Unit Agreement.
10.14.4*	Form of Executive Officer Performance Stock Unit Agreement.
10.14.5*	Form of Director Restricted Stock Unit Agreement.
10.15[t]
Herc Holdings Inc. Supplemental Income Savings Plan, effective as of June 30, 2016. (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Herc Holdings (File No. 001-33139) as filed on February 27, 2020).

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

HERC HOLDINGS INC. (Registrant)
	By:	/s/ MARK IRION
	Name:	Mark Irion
	Title:	Senior Vice President and Chief Financial Officer
Date:	February 18, 2021	(On behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 18, 2021:

Signature	Title

/s/ LAWRENCE H. SILBER	President and Chief Executive Officer, Director
Lawrence H. Silber	(Principal Executive Officer)

/s/ MARK IRION	Senior Vice President and Chief Financial Officer
Mark Irion	(Principal Financial Officer)

/s/ MARK HUMPHREY	Vice President, Controller and Chief Accounting Officer
Mark Humphrey	(Principal Accounting Officer)

/s/ PATRICK D. CAMPBELL	Non-Executive Chairman of the Board
Patrick D. Campbell

/s/ JAMES H. BROWNING	Director
James H. Browning

/s/ SHARI L. BURGESS	Director
Shari L. Burgess

/s/ JONATHAN FRATES	Director
Jonathan Frates

/s/ JEAN K. HOLLEY	Director
Jean K. Holley

/s/ JACOB M. KATZ	Director
Jacob M. Katz

/s/ MICHAEL A. KELLY	Director
Michael A. Kelly

/s/ ANDREW LANGHAM	Director
Andrew Langham

/s/ MARY PAT SALOMONE	Director
Mary Pat Salomone