Form 10-Q
period 2021-03-31
HERC HOLDINGS INC
filed 2021-04-22
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 16, 2021, there were 29,608,321 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2021 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our business plans and strategy, projected profitability, performance or cash flows, future capital expenditures, our growth strategy, anticipated financing needs, business trends, the impact of and our response to COVID-19 and other information that is not historical information. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 under Item 1A "Risk Factors," in Part II, Item 1A of this Report, and in our other filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise forward-looking statements that have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$32.9	$33.0
Receivables, net of allowances of $16.9 and $15.5, respectively	299.6	301.2
Other current assets	31.5	32.9
Total current assets	364.0	367.1
Rental equipment, net	2,240.3	2,260.4
Property and equipment, net	283.6	290.4
Right-of-use lease assets	274.3	255.9
Intangible assets, net	294.6	295.9
Goodwill	100.6	100.5
Other long-term assets	18.6	18.2
Total assets	$3,576.0	$3,588.4
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$15.3	$15.8
Current maturities of operating lease liabilities	34.0	32.1
Accounts payable	146.0	125.8
Accrued liabilities	127.5	154.3
Total current liabilities	322.8	328.0
Long-term debt, net	1,585.2	1,651.5
Financing obligations, net	113.5	114.5
Operating lease liabilities	251.2	234.1
Deferred tax liabilities	480.6	474.0
Other long-term liabilities	44.7	44.3
Total liabilities	2,798.0	2,846.4
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 32.3 and 32.1 shares issued and 29.6 and 29.4 shares outstanding	0.3	0.3
Additional paid-in capital	1,818.5	1,818.2
Accumulated deficit	(244.6)	(277.5)
Accumulated other comprehensive loss	(104.2)	(107.0)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	778.0	742.0
Total liabilities and equity	$3,576.0	$3,588.4

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Equipment rental	$400.4	$386.5
Sales of rental equipment	44.2	40.0
Sales of new equipment, parts and supplies	6.1	7.0
Service and other revenue	3.1	2.7
Total revenues	453.8	436.2
Expenses:
Direct operating	183.0	189.2
Depreciation of rental equipment	100.4	100.4
Cost of sales of rental equipment	38.4	42.4
Cost of sales of new equipment, parts and supplies	4.2	5.1
Selling, general and administrative	65.5	69.8
Impairment	—	6.3
Interest expense, net	21.4	24.4
Other expense (income), net	(0.2)	1.2
Total expenses	412.7	438.8
Income (loss) before income taxes	41.1	(2.6)
Income tax provision	(8.2)	(1.1)
Net income (loss)	$32.9	$(3.7)
Weighted average shares outstanding:
Basic	29.5	28.9
Diluted	30.2	28.9
Earnings (loss) per share:
Basic	$1.12	$(0.13)
Diluted	$1.09	$(0.13)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$32.9	$(3.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	2.4	(21.1)
Unrealized gains and losses on hedging instruments:
Reclassification into net income (loss)	—	(1.5)
Income tax provision related to hedging instruments	—	0.3
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	0.5	0.4
Income tax provision related to defined benefit pension plans	(0.1)	(0.1)
Total other comprehensive income (loss)	2.8	(22.0)
Total comprehensive income (loss)	$35.7	$(25.7)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2020	29.4	$0.3	$1,818.2	$(277.5)	$(107.0)	$(692.0)	$742.0
Net income	—	—	—	32.9	—	—	32.9
Other comprehensive income	—	—	—	—	2.8	—	2.8
Net settlement on vesting of equity awards	0.2	—	(7.1)	—	—	—	(7.1)
Stock-based compensation charges	—	—	5.3	—	—	—	5.3
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Exercise of stock options	—	—	1.5	—	—	—	1.5
Balance at March 31, 2021	29.6	$0.3	$1,818.5	$(244.6)	$(104.2)	$(692.0)	$778.0

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2019	28.8	$0.3	$1,796.9	$(351.2)	$(109.7)	$(692.0)	$644.3
Net loss	—	—	—	(3.7)	—	—	(3.7)
Other comprehensive loss	—	—	—	—	(22.0)	—	(22.0)
Net settlement on vesting of equity awards	0.3	—	(2.5)	—	—	—	(2.5)
Stock-based compensation charges	—	—	3.2	—	—	—	3.2
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Balance at March 31, 2020	29.1	$0.3	$1,798.2	$(354.9)	$(131.7)	$(692.0)	$619.9

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$32.9	$(3.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of rental equipment	100.4	100.4
Depreciation of property and equipment	13.4	14.0
Amortization of intangible assets	2.4	1.8
Amortization of deferred debt and financing obligations costs	0.8	0.9
Stock-based compensation charges	5.3	3.2
Impairment	—	6.3
Provision for receivables allowances	7.9	12.3
Deferred taxes	6.2	0.8
(Gain) loss on sale of rental equipment	(5.8)	2.4
Other	—	3.1
Changes in assets and liabilities:
Receivables	(6.5)	6.0
Other assets	(0.6)	(3.4)
Accounts payable	3.1	(11.4)
Accrued liabilities and other long-term liabilities	(24.8)	(31.2)
Net cash provided by operating activities	134.7	101.5
Cash flows from investing activities:
Rental equipment expenditures	(90.9)	(83.0)
Proceeds from disposal of rental equipment	40.3	34.6
Non-rental capital expenditures	(13.4)	(15.5)
Proceeds from disposal of property and equipment	1.8	1.6
Net cash used in investing activities	(62.2)	(62.3)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	70.0	261.0
Repayments on revolving lines of credit and securitization	(135.0)	(271.7)
Principal payments under capital lease and financing obligations	(2.8)	(3.2)
Proceeds from exercise of stock options	1.5	—
Proceeds from employee stock purchase plan	0.6	0.6
Net settlement on vesting of equity awards	(7.1)	(2.5)
Net cash used in financing activities	(72.8)	(15.8)
Effect of foreign exchange rate changes on cash and cash equivalents	0.2	(0.6)
Net increase (decrease) in cash and cash equivalents during the period	(0.1)	22.8
Cash and cash equivalents cash at beginning of period	33.0	33.0
Cash and cash equivalents at end of period	$32.9	$55.8

Supplemental disclosure of cash flow information:
Cash paid for interest	$36.9	$41.5
Cash paid for income taxes, net	$7.6	$0.7
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$24.5	$24.6
Disposal of rental equipment in accounts receivable	$0.4	$1.9

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or "the Company") is one of the leading equipment rental suppliers with 280 locations in North America at March 31, 2021. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 55 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

The Company's classic fleet includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction and lighting. The Company's equipment rental business is supported by ProSolutions®, its industry-specific solutions-based services, which includes power generation, climate control, remediation and restoration, and studio and production equipment, and its ProContractor professional grade tools.

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

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, however, these condensed consolidated financial statements do not include all of the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 18, 2021.

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

COVID-19 Update

Since March 2020, federal, state, provincial and local governments have implemented various measures in an effort to contain the COVID-19 virus, including physical distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes and closure of non-essential businesses. The Company's business was deemed essential and was allowed to remain open, however, many industries in which its customers operate were required to temporarily close their facilities or delay or cancel projects and events.

The Company has seen economic recovery within the industry and business since the second quarter of 2020 and is in a position for growth in 2021 by opening greenfield locations and returning to more normalized rental equipment expenditures by adding select fleet in high growth regions. Despite the recovery the Company is seeing, the impact of the COVID-19 pandemic continues to evolve and the recovery could be slowed or reversed by a number of factors, including a widespread resurgence in COVID-19 infections, whether due to the spread of variants of the virus or otherwise, the availability and rate of vaccinations, and the rate in which state and local governments are re-opening businesses or, in certain jurisdictions, reversing re-opening decisions. Therefore, we cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted.

Recently Issued Accounting Pronouncements

Adopted
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the Financial Accounting Standards Board ("FASB") issued guidance that provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The Company adopted this guidance during the first quarter of 2021 and it did not have a material impact on its financial position, results of operations or cash flows.

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 92.2% of total revenue for the three months ended March 31, 2021 compared to 90.0% for the same period in 2020.
The Company’s rental transactions are accounted for under Accounting Standards Codification ("ASC") Topic 842, Leases ("Topic 842"). The Company’s sale of rental and new equipment, parts and supplies along with certain services provided to customers are accounted for under ASC Topic 606, Revenue from Contracts with Customers ("Topic 606"). The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following tables summarizes the applicable accounting guidance for the Company’s revenues for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021			2020
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$364.8	$—	$364.8	$353.5	$—	$353.5
Other rental revenue:
Delivery and pick-up	—	20.9	20.9	—	20.9	20.9
Other	14.7	—	14.7	12.1	—	12.1
Total other rental revenues	14.7	20.9	35.6	12.1	20.9	33.0
Total equipment rental	379.5	20.9	400.4	365.6	20.9	386.5
Sales of rental equipment	—	44.2	44.2	—	40.0	40.0
Sales of new equipment, parts and supplies	—	6.1	6.1	—	7.0	7.0
Service and other revenues	—	3.1	3.1	—	2.7	2.7
Total revenues	$379.5	$74.3	$453.8	$365.6	$70.6	$436.2

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

	Three Months Ended March 31,
	2021	2020
Sales of rental equipment	$44.2	$40.0
Sales of new equipment	1.9	3.0
Sales of parts and supplies	4.2	4.0
Total	$50.3	$47.0

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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $14.2 million and $13.8 million as of March 31, 2021 and December 31, 2020, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three months ended March 31, 2021 and 2020 that was included in the contract liability balance as of the beginning of each such period.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three months ended March 31, 2021 and 2020 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2021.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment
Rental equipment consists of the following (in millions):

	March 31, 2021	December 31, 2020
Rental equipment	$3,621.9	$3,613.5
Less: Accumulated depreciation	(1,381.6)	(1,353.1)
Rental equipment, net	$2,240.3	$2,260.4

Note 5 —Impairment

During March 2020, the Company recorded an impairment charge of $6.3 million on a long-term receivable related to a previous joint venture sale, the remaining balances of $2.5 million and $10.2 million are included in "Other current assets" and "Other long-term assets," respectively, in the condensed consolidated balance sheets.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The components of lease expense consist of the following (in millions):

		Three Months Ended March 31,
	Classification	2021	2020
Operating lease cost(a)	Direct operating	$23.8	$24.3
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization(b)	2.3	3.1
Interest on lease liabilities	Interest expense, net	0.3	0.4
Sublease income	Equipment rental revenue	(13.4)	(15.1)
Net lease cost		$13.0	$12.7

(a) Includes short-term leases of $8.8 million and $12.0 million for the three months ended March 31, 2021 and 2020, respectively, and variable lease costs of $1.7 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively.
(b) Depreciation and amortization is included with selling, general and administrative expense.

Note 7—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at March 31, 2021	Weighted Average Stated Interest Rate at March 31, 2021	Fixed or Floating Interest Rate	Maturity	March 31, 2021	December 31, 2020
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200.0	$1,200.0
Other Debt
ABL Credit Facility	N/A	1.34%	Floating	2024	190.0	255.0
AR Facility	N/A	0.98%	Floating	2021	175.0	175.0
Finance lease liabilities	3.18%	N/A	Fixed	2021-2027	38.7	40.8
Unamortized Debt Issuance Costs(a)					(6.8)	(7.1)
Total debt					1,596.9	1,663.7
Less: Current maturities of long-term debt					(11.7)	(12.2)
Long-term debt, net					$1,585.2	$1,651.5
(a)    Unamortized debt issuance costs totaling $6.6 million and $7.1 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of March 31, 2021 and December 31, 2020, respectively, and are included in "Other long-term assets" in the condensed consolidated balance sheets.

The effective interest rate for the fixed rate 2027 Notes (as defined below) includes the stated interest on the notes and the amortization of any debt issuance costs.

Senior Notes

On July 9, 2019, the Company issued $1.2 billion aggregate principal amount of its 5.50% Senior Notes due 2027 (the "2027 Notes"). Interest on the 2027 Notes accrues at the rate of 5.50% per annum and is payable semi-annually in arrears on January 15 and July 15. The 2027 Notes will mature on July 15, 2027. Additional information about the 2027 Notes is included in Note 11, "Debt" to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020.

ABL Credit Facility

On July 31, 2019, Herc Holdings, Herc and certain other subsidiaries of Herc Holdings entered into a credit agreement with respect to a senior secured asset-based revolving credit facility (the "ABL Credit Facility"). The ABL Credit Facility provides (subject to availability under a borrowing base) for aggregate maximum borrowings of up to $1,750 million under a revolving

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

loan facility.  Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation.  Subject to the satisfaction of certain conditions and limitations, the ABL Credit Facility allows for the addition of incremental revolving commitments and/or incremental term loans. The ABL Credit Facility matures on July 31, 2024. Additional information about the ABL Credit Facility is included in Note 11, "Debt" to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020.

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
Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of March 31, 2021 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,536.6	$1,416.0
AR Facility	—	—
Total	$1,536.6	$1,416.0

Letters of Credit

As of March 31, 2021, $23.4 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $226.6 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at March 31, 2021	Maturities	March 31, 2021	December 31, 2020
Financing obligations	5.11%	2026-2038	$119.4	$120.5
Unamortized financing issuance costs			(2.3)	(2.4)
Total financing obligations			117.1	118.1
Less: Current maturities of financing obligations			(3.6)	(3.6)
Financing obligations, net			$113.5	$114.5

Note 9—Income Taxes

Income tax provision was $8.2 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively. The provision in 2021 was primarily driven by the level of pre-tax income, offset by non-deductible expenses and stock-based compensation.

Note 10—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the three months ended March 31, 2021 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(17.9)	$(89.1)	$(107.0)
Other comprehensive income before reclassification	—	2.4	2.4
Amounts reclassified from accumulated other comprehensive income	0.4	—	0.4
Net current period other comprehensive income	0.4	2.4	2.8
Balance at March 31, 2021	$(17.5)	$(86.7)	$(104.2)

Note 11—Commitments and Contingencies

Legal Proceedings

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a putative shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Hertz Holdings made material misrepresentations and/or omission of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The complaint sought unspecified monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings moved to dismiss the amended complaint. In October 2014, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing the plaintiff to amend the complaint a second time. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, Hertz Holdings moved to dismiss the second amended complaint. In July 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice, allowing plaintiff to file a third amended complaint. In August 2015, plaintiff filed a third amended complaint which included additional allegations, named additional then-current and former officers as defendants and expanded the putative class period to extend from February 14, 2013 to July 16, 2015. In November 2015, Hertz Holdings moved to dismiss the third amended complaint. The plaintiff then sought leave to add a new plaintiff because of challenges to the standing of the first plaintiff. The court granted plaintiff leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint with prejudice on March 24, 2016. In April 2017, the court granted Hertz Holdings' and the individual defendants' motions to dismiss and dismissed the action with prejudice. In May 2017, plaintiff filed a notice of appeal and, in June 2018, oral argument was conducted before the U.S. Court of Appeals for the Third Circuit. In September 2018, the court affirmed the dismissal of the action with prejudice. On February

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

5, 2019, plaintiff filed a motion to set aside the judgment against it, and for leave to file a fifth amended complaint.  The proposed amended complaint would add allegations related to New Hertz’s December 31, 2018 settlement with the SEC that, among other things, ordered New Hertz to cease and desist from violating certain of the federal securities laws and imposed a civil penalty of $16.0 million. On February 26, 2019, New Hertz filed an opposition to plaintiff’s motion for relief from judgment and leave to file a fifth amended complaint. On March 8, 2019, plaintiff filed a reply in support of that motion. On September 30, 2019, the court denied plaintiff’s motion for relief from judgment and leave to file a fifth amended complaint. On October 30, 2019, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit. On October 13, 2020, the U.S. Court of Appeals for the Third Circuit affirmed the denial of the plaintiff's motion for relief from judgement with respect to the former officers. On March 30, 2021, the plaintiffs filed with the U.S. Court of Appeals for the Third Circuit an unopposed motion for voluntary dismissal of the putative shareholder class action with prejudice, which was granted on April 5, 2021. On March 31, 2021, the plaintiffs filed with the U.S. District Court for the District of New Jersey a notice of voluntary dismissal with prejudice, and an order dismissing the case with prejudice was entered on April 1, 2021.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Guarantee

The Company has guaranteed an outstanding bank loan in connection with a previous joint venture. The Company has determined the maximum potential payment amount under the guarantee is approximately $5.0 million; however, the probability of any payment is remote and therefore the Company has not recorded a liability on its balance sheet as of March 31, 2021. The bank loan is collateralized by the rental equipment and other assets of the joint venture entity and has maturities through 2023.

Note 12—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

Cash Equivalents

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at March 31, 2021 or December 31, 2020.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of March 31, 2021 and December 31, 2020. The fair value of the Company's 2027 Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	March 31, 2021		December 31, 2020
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200.0	$1,273.1	$1,200.0	$1,276.4

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data).

	Three Months Ended March 31,
	2021	2020
Basic and diluted earnings per share:
Numerator:
Net income (loss), basic and diluted	$32.9	$(3.7)
Denominator:
Basic weighted average common shares	29.5	28.9
Stock options, RSUs and PSUs	0.7	—
Weighted average shares used to calculate diluted earnings (loss) per share	30.2	28.9
Earnings (loss) per share:
Basic	$1.12	$(0.13)
Diluted	$1.09	$(0.13)
Antidilutive stock options, RSUs and PSUs	—	0.8

Note 14—Related Party Transactions

Agreements with Carl C. Icahn

The Company is subject to the Nomination and Standstill Agreement, dated September 15, 2014 (the "Nomination and Standstill Agreement"), with Carl C. Icahn and certain related entities and individuals. In connection with their appointments or nomination, as applicable, to the Company’s board of directors (the "Board"), each of Jonathan Frates, Andrew N. Langham and Andrew J. Teno (collectively, the "Icahn Designees," and, together with Carl C. Icahn and the other parties to the Nomination and Standstill Agreements, the "Icahn Group") executed a Joinder Agreement agreeing to become bound as a party to the terms and conditions of the Nomination and Standstill Agreement (such Joinder Agreements, together with the Nomination and Standstill Agreement, are collectively referred to herein as the "Icahn Agreements").

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Report, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including receivables allowances, depreciation of rental equipment, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, pension and postretirement benefits, valuation of stock-based compensation, reserves for litigation and other contingencies, accounting for income taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COVID-19 Update

In December 2019, a novel strain of coronavirus (COVID-19) was identified and has spread globally. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Since March 2020, federal, state, provincial and local governments have implemented various measures in an effort to contain the virus, including physical distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes and closure of non-essential businesses.

We remain focused on the safety and well-being of our employees, customers and communities as we maintain a high-level of service to our customers. We continue to communicate frequently throughout the organization to reinforce our health and safety guidelines, based on the Center for Disease Control recommendations. Within our operations, a number of adjustments have been made to minimize physical interactions. We are utilizing our information technology platforms to accommodate as many employees as possible to work remotely from their homes. As the administration of vaccine programs ramps up and cases decline, we continue to evaluate our plans regarding the remote work environment and resumption of business travel for our employees.

We have seen economic recovery within our industry and our business since the second quarter of 2020 and we have positioned ourselves for growth in 2021 by opening greenfield locations and returning to more normalized rental equipment expenditures by adding select fleet in high growth regions. Despite the recovery we are seeing, the impact of the COVID-19 pandemic continues to evolve and the recovery could be slowed or reversed by a number of factors, including a widespread resurgence in COVID-19 infections, whether due to the spread of variants of the virus or otherwise, availability and rate of vaccinations, and the rate in which governments are re-opening businesses or, in certain jurisdictions, reversing re-opening decisions. Therefore, we cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

	Three Months Ended March 31,
($ in millions)	2021	2020	$ Change	% Change
Equipment rental	$400.4	$386.5	$13.9	3.6%
Sales of rental equipment	44.2	40.0	4.2	10.5
Sales of new equipment, parts and supplies	6.1	7.0	(0.9)	(12.9)
Service and other revenue	3.1	2.7	0.4	14.8
Total revenues	453.8	436.2	17.6	4.0
Direct operating	183.0	189.2	(6.2)	(3.3)
Depreciation of rental equipment	100.4	100.4	—	—
Cost of sales of rental equipment	38.4	42.4	(4.0)	(9.4)
Cost of sales of new equipment, parts and supplies	4.2	5.1	(0.9)	(17.6)
Selling, general and administrative	65.5	69.8	(4.3)	(6.2)
Impairment	—	6.3	(6.3)	(100.0)
Interest expense, net	21.4	24.4	(3.0)	(12.3)
Other expense (income), net	(0.2)	1.2	(1.4)	(116.7)
Income before income taxes	41.1	(2.6)	43.7	NM
Income tax provision	(8.2)	(1.1)	(7.1)	NM
Net income (loss)	$32.9	$(3.7)	$36.6	NM
NM - not meaningful

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Equipment rental revenue increased $13.9 million, or 3.6%, during the first quarter of 2021 when compared to the first quarter of 2020 primarily due to the mix of volume on rent with increases in ProSolutions® rental revenues and increased activity related to entertainment services as studio productions continue to come back online. The increase has been partially offset by declining re-rent revenues of $3.0 million as we continue to strategically reduce re-rent volume. Additionally, pricing was down slightly by 0.3% during the first quarter of 2021.

Sales of rental equipment increased $4.2 million, or 10.5%, during the first quarter of 2021 when compared to the first quarter of 2020. During the first quarter of 2021, the volume of sales was driven by selling certain classes of equipment to continue to improve our equipment mix. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 86.9% in the first quarter of 2021 compared to 106.0% in the first quarter of 2020. The increase in margin on sale of rental equipment in the first quarter of 2021 was due to the improvement in the volume of sales through higher margin sales channels.

Direct operating expenses in the first quarter of 2021 decreased $6.2 million, or 3.3%, when compared to the first quarter of 2020 primarily related to (i) personnel-related expenses of $5.6 million as we maintained a reduction in overall headcount after certain personnel reductions during second quarter of 2020, (ii) re-rent expense of $2.6 million due to the decline in re-rent revenue and (iii) maintenance expense of $2.0 million related to initiatives to service more equipment with in-house resources. These decreases were offset by higher delivery and freight expenses of $4.1 million due to an increased volume of transactions in the first quarter of 2021 compared to the first quarter of 2020. In the first quarter of 2020, deliveries were significantly reduced at the end of the quarter due to the impact of COVID-19.

Selling, general and administrative expenses decreased $4.3 million, or 6.2%, in the first quarter of 2021 when compared to the first quarter of 2020. The decline was primarily due to decreases in bad debt expense of $3.8 million due to the continued improvements in collections and a reduction in travel expense of $3.7 million as travel continues to be limited due to COVID-19. The declines were partially offset by an increase in stock compensation expense of $2.1 million.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Impairment expense in the first quarter of 2020 was $6.3 million related to the partial impairment of a long-term receivable related to the sale of our former joint venture.

Interest expense, net decreased $3.0 million, or 12.3%, during the first quarter of 2021 when compared with the same period in 2020 due to lower average outstanding balances and lower weighted average interest rates on the ABL Credit Facility.

Income tax provision was $8.2 million and $1.1 million during the three months ended March 31, 2021 and 2020, respectively. The provision in the first quarter of 2021 was primarily driven by the level of pre-tax income, offset by non-deductible expenses and stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations and servicing of debt. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of March 31, 2021, we had approximately $1.6 billion of total nominal indebtedness outstanding. A substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of March 31, 2021 consisted of cash and cash equivalents of $32.9 million and unused commitments of approximately $1.4 billion under our ABL Credit Facility and AR Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated reduced capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Three Months Ended March 31,
	2021	2020	$ Change
Cash provided by (used in):
Operating activities	$134.7	$101.5	$33.2
Investing activities	(62.2)	(62.3)	0.1
Financing activities	(72.8)	(15.8)	(57.0)
Effect of exchange rate changes	0.2	(0.6)	0.8
Net change in cash and cash equivalents	$(0.1)	$22.8	$(22.9)

Operating Activities

During the three months ended March 31, 2021, we generated $33.2 million more cash from operating activities compared with the same period in 2020. The increase was related to improved operating results primarily resulting from higher revenues coupled with continued cost control measures. Additionally, the improvement in operating activities was related to timing of payments on accounts payable and other liabilities during the three months ended March 31, 2021 as compared to the same period in 2020.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Investing Activities

Cash used in investing activities was relatively flat, decreasing only $0.1 million during the three months ended March 31, 2021 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment and non-rental capital expenditures. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities

Cash used in financing activities increased $57.0 million during the three months ended March 31, 2021 when compared with the prior-year period. Cash used in financing activities primarily represents our changes in debt, which included net repayments of $65.0 million on our revolving lines of credit and securitization during the first quarter of 2020. Net repayments in the prior year period were $10.7 million.

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

	Three Months Ended March 31,
	2021	2020
Rental equipment expenditures	$90.9	$83.0
Disposals of rental equipment	(40.3)	(34.6)
Net rental equipment expenditures	$50.6	$48.4
Net capital expenditures for rental equipment increased $2.2 million during the three months ended March 31, 2021 compared to the same period in 2020. During the three months ended March 31, 2021, we increased rental equipment expenditures and disposals to effectively manage our fleet and add select fleet in high growth regions as part of our long-term capital expenditure plans.
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

The accounts receivable and other assets of the SPE are encumbered in favor of the lenders under our AR Facility. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Substantially all of the remaining assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our ABL Credit Facility. None of such assets are available to satisfy the claims of our general creditors. See Note 11, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2020, and Note 7, "Debt" included in Part I, Item 1 "Financial Statements" of this Report for more information.

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

As of March 31, 2021, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,536.6	$1,416.0
AR Facility	—	—
Total	$1,536.6	$1,416.0

As of March 31, 2021, $23.4 million of standby letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon. The ABL Credit Facility had $226.6 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our 2027 Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of March 31, 2021, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

Additional information on the terms of our 2027 Notes, ABL Credit Facility and AR Facility is included in Note 11, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2020. For a discussion of the risks associated with our indebtedness, see Part I, Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

CONTRACTUAL OBLIGATIONS

As of March 31, 2021, there have been no material changes outside the ordinary course of business to our known contractual obligations as set forth in the Contractual Obligations table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of March 31, 2021, there have been no material changes to our indemnification obligations as disclosed in Note 17, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2020. For further information, see the discussion on indemnification obligations included in Note 11, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

For information concerning the securities litigation and other contingencies, see Note 11, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

As of March 31, 2021, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 11, "Commitments and Contingencies" to the notes to our condensed consolidated financial statements in Part I, Item 1 "Financial Statements" of this Report.

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors from those previously disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, Hertz Holdings announced a $1.0 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us, as the successor to Hertz Holdings, to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount. The timing and extent to which we repurchase shares will depend upon, among other things, market conditions, share price, liquidity targets, contractual restrictions and other factors. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the three months ended March 31, 2021. As of March 31, 2021, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $395.9 million.

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

Date:	April 22, 2021	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK IRION
Mark Irion Senior Vice President and Chief Financial Officer