Form 10-Q
period 2021-06-30
HERC HOLDINGS INC
filed 2021-07-22
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 16, 2021, there were 29,646,245 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2021 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our business plans and strategy, projected profitability, performance or cash flows, future capital expenditures, our growth strategy, anticipated financing needs, business trends, the impact of and our response to COVID-19 and other information that is not historical information. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

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

PART I—FINANCIAL INFORMATION

ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$34.6	$33.0
Receivables, net of allowances of $16.3 and $15.5, respectively	312.8	301.2
Other current assets	32.3	32.9
Total current assets	379.7	367.1
Rental equipment, net	2,308.7	2,260.4
Property and equipment, net	276.4	290.4
Right-of-use lease assets	290.2	255.9
Intangible assets, net	303.2	295.9
Goodwill	108.2	100.5
Other long-term assets	16.2	18.2
Total assets	$3,682.6	$3,588.4
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$13.9	$15.8
Current maturities of operating lease liabilities	34.9	32.1
Accounts payable	190.6	125.8
Accrued liabilities	152.8	154.3
Total current liabilities	392.2	328.0
Long-term debt, net	1,539.2	1,651.5
Financing obligations, net	112.6	114.5
Operating lease liabilities	267.1	234.1
Deferred tax liabilities	491.4	474.0
Other long term liabilities	44.7	44.3
Total liabilities	2,847.2	2,846.4
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 32.3 and 32.1 shares issued and 29.6 and 29.4 shares outstanding	0.3	0.3
Additional paid-in capital	1,825.3	1,818.2
Accumulated deficit	(197.5)	(277.5)
Accumulated other comprehensive loss	(100.7)	(107.0)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	835.4	742.0
Total liabilities and equity	$3,682.6	$3,588.4

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Equipment rental	$448.0	$327.6	$848.4	$714.1
Sales of rental equipment	30.3	31.4	74.5	71.4
Sales of new equipment, parts and supplies	7.8	7.0	13.9	14.0
Service and other revenue	4.8	2.0	7.9	4.7
Total revenues	490.9	368.0	944.7	804.2
Expenses:
Direct operating	203.0	144.7	386.0	333.9
Depreciation of rental equipment	101.1	101.4	201.5	201.8
Cost of sales of rental equipment	24.7	29.6	63.1	72.0
Cost of sales of new equipment, parts and supplies	4.9	5.1	9.1	10.2
Selling, general and administrative	74.0	56.8	139.5	126.6
Impairment	0.4	3.2	0.4	9.5
Interest expense, net	21.0	23.3	42.4	47.7
Other (income) expense, net	—	3.8	(0.2)	5.0
Total expenses	429.1	367.9	841.8	806.7
Income (loss) before income taxes	61.8	0.1	102.9	(2.5)
Income tax benefit (provision)	(14.7)	1.9	(22.9)	0.8
Net income (loss)	$47.1	$2.0	$80.0	$(1.7)
Weighted average shares outstanding:
Basic	29.6	29.1	29.5	29.0
Diluted	30.4	29.2	30.3	29.0
Earnings (loss) per share:
Basic	$1.59	$0.07	$2.71	$(0.06)
Diluted	$1.55	$0.07	$2.64	$(0.06)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$47.1	$2.0	$80.0	$(1.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	3.1	7.7	5.5	(13.4)
Reclassification of foreign currency items to other (income) expense, net	—	2.1	—	2.1
Unrealized gains and losses on hedging instruments:
Reclassification into net income (loss)	—	—	—	(1.5)
Income tax provision related to hedging instruments	—	—	—	0.3
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	0.5	0.4	1.0	0.8
Income tax provision related to defined benefit pension plans	(0.1)	(0.1)	(0.2)	(0.2)
Total other comprehensive income (loss)	3.5	10.1	6.3	(11.9)
Total comprehensive income (loss)	$50.6	$12.1	$86.3	$(13.6)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2020	29.4	$0.3	$1,818.2	$(277.5)	$(107.0)	$(692.0)	$742.0
Net income	—	—	—	32.9	—	—	32.9
Other comprehensive income	—	—	—	—	2.8	—	2.8
Net settlement on vesting of equity awards	0.2	—	(7.1)	—	—	—	(7.1)
Stock-based compensation charges	—	—	5.3	—	—	—	5.3
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Exercise of stock options	—	—	1.5	—	—	—	1.5
Balance at March 31, 2021	29.6	0.3	1,818.5	(244.6)	(104.2)	(692.0)	778.0
Net income	—	—	—	47.1	—	—	47.1
Other comprehensive income	—	—	—	—	3.5	—	3.5
Net settlement on vesting of equity awards	—	—	(1.1)	—	—	—	(1.1)
Stock-based compensation charges	—	—	7.1	—	—	—	7.1
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Exercise of stock options	—	—	0.2	—	—	—	0.2
Balance at June 30, 2021	29.6	$0.3	$1,825.3	$(197.5)	$(100.7)	$(692.0)	$835.4

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2019	28.8	$0.3	$1,796.9	$(351.2)	$(109.7)	$(692.0)	$644.3
Net loss	—	—	—	(3.7)	—	—	(3.7)
Other comprehensive loss	—	—	—	—	(22.0)	—	(22.0)
Net settlement on vesting of equity awards	0.3	—	(2.5)	—	—	—	(2.5)
Stock-based compensation charges	—	—	3.2	—	—	—	3.2
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Balance at March 31, 2020	29.1	0.3	1,798.2	(354.9)	(131.7)	(692.0)	619.9
Net income	—	—	—	2.0	—	—	2.0
Other comprehensive income	—	—	—	—	10.1	—	10.1
Net settlement on vesting of equity awards	—	—	(0.3)	—	—	—	(0.3)
Stock-based compensation charges	—	—	1.7	—	—	—	1.7
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Balance at June 30, 2020	29.1	$0.3	$1,800.2	$(352.9)	$(121.6)	$(692.0)	$634.0

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$80.0	$(1.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of rental equipment	201.5	201.8
Depreciation of property and equipment	26.9	27.7
Amortization of intangible assets	4.9	3.8
Amortization of deferred debt and financing obligations costs	1.6	1.7
Stock-based compensation charges	12.4	4.9
Impairment	0.4	9.5
Provision for receivables allowances	14.3	23.5
Deferred taxes	16.3	1.0
(Gain) loss on sale of rental equipment	(11.4)	0.6
Other	1.9	5.7
Changes in assets and liabilities:
Receivables	(27.8)	32.3
Other assets	0.2	(2.6)
Accounts payable	6.2	(16.1)
Accrued liabilities and other long-term liabilities	0.5	(11.7)
Net cash provided by operating activities	327.9	280.4
Cash flows from investing activities:
Rental equipment expenditures	(239.3)	(161.5)
Proceeds from disposal of rental equipment	71.0	67.9
Non-rental capital expenditures	(20.9)	(25.5)
Proceeds from disposal of property and equipment	2.4	2.2
Acquisitions	(17.9)	—
Proceeds from disposal of business	—	15.3
Net cash used in investing activities	(204.7)	(101.6)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	165.0	388.0
Repayments on revolving lines of credit and securitization	(275.0)	(507.7)
Principal payments under capital lease and financing obligations	(6.7)	(7.4)
Proceeds from exercise of stock options	1.7	—
Proceeds from employee stock purchase plan	1.2	1.2
Net settlement on vesting of equity awards	(8.2)	(2.8)
Net cash used in financing activities	(122.0)	(128.7)
Effect of foreign exchange rate changes on cash and cash equivalents	0.4	0.1
Net increase in cash and cash equivalents during the period	1.6	50.2
Cash and cash equivalents cash at beginning of period	33.0	33.0
Cash and cash equivalents at end of period	$34.6	$83.2

Supplemental disclosure of cash flow information:
Cash paid for interest	$40.8	$47.6
Cash paid for income taxes, net	$10.8	$2.6
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$63.9	$33.9
Note receivable on disposals	$—	$8.9

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or "the Company") is one of the leading equipment rental suppliers with 280 locations in North America at June 30, 2021. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 56 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 91.6% and 91.9% of total revenue for the three and six months ended June 30, 2021, respectively, compared to 92.0% and 90.9% for the same periods in 2020.
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
The following tables summarizes the applicable accounting guidance for the Company’s revenues for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,
	2021			2020
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$405.4	$—	$405.4	$298.0	$—	$298.0
Other rental revenue:
Delivery and pick-up	—	25.6	25.6	—	17.9	17.9
Other	17.0	—	17.0	11.7	—	11.7
Total other rental revenues	17.0	25.6	42.6	11.7	17.9	29.6
Total equipment rental	422.4	25.6	448.0	309.7	17.9	327.6
Sales of rental equipment	—	30.3	30.3	—	31.4	31.4
Sales of new equipment, parts and supplies	—	7.8	7.8	—	7.0	7.0
Service and other revenues	—	4.8	4.8	—	2.0	2.0
Total revenues	$422.4	$68.5	$490.9	$309.7	$58.3	$368.0

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Six Months Ended June 30,
	2021			2020
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$770.2	$—	$770.2	$651.5	$—	$651.5
Other rental revenue:
Delivery and pick-up	—	46.5	46.5	—	38.8	38.8
Other	31.7	—	31.7	23.8	—	23.8
Total other rental revenues	31.7	46.5	78.2	23.8	38.8	62.6
Total equipment rental	801.9	46.5	848.4	675.3	38.8	714.1
Sales of rental equipment	—	74.5	74.5	—	71.4	71.4
Sales of new equipment, parts and supplies	—	13.9	13.9	—	14.0	14.0
Service and other revenues	—	7.9	7.9	—	4.7	4.7
Total revenues	$801.9	$142.8	$944.7	$675.3	$128.9	$804.2

Topic 842 revenues
Equipment Rental Revenue
The Company offers a broad portfolio of equipment for rent on a daily, weekly or monthly basis, with substantially all rental agreements cancellable upon the return of the equipment. Virtually all customer contracts can be canceled by the customer with no penalty by returning the equipment within one day; therefore, the Company does not allocate the transaction price between the different contract elements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales of rental equipment	$30.3	$31.4	$74.5	$71.4
Sales of new equipment	1.8	3.1	3.7	6.1
Sales of parts and supplies	6.0	3.9	10.2	7.9
Total	$38.1	$38.4	$88.4	$85.4

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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $11.9 million and $13.8 million as of June 30, 2021 and December 31, 2020, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three and six months ended June 30, 2021 and 2020 that was included in the contract liability balance as of the beginning of each such period.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and six months ended June 30, 2021 and 2020 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2021.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment
Rental equipment consists of the following (in millions):

	June 30, 2021	December 31, 2020
Rental equipment	$3,747.8	$3,613.5
Less: Accumulated depreciation	(1,439.1)	(1,353.1)
Rental equipment, net	$2,308.7	$2,260.4

Note 5 —Impairment

During June 2021, an impairment charge of $0.4 million was recorded related to a right-of-use ("ROU") asset for a leased location closed in the second quarter of 2019.

During the second quarter of 2020, the Company recorded an ROU asset impairment charge of $1.7 million related to two leased locations that were closed during the second quarter of 2019 and a $1.5 million charge in connection with assets classified as held for sale at June 30, 2020.

During March 2020, the Company recorded an impairment charge of $6.3 million on a long-term receivable related to a previous joint venture sale, the remaining balances of $3.5 million and $8.2 million are included in "Other current assets" and "Other long-term assets," respectively, in the condensed consolidated balance sheets.

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

The components of lease expense consist of the following (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2021	2020	2021	2020
Operating lease cost(a)	Direct operating	$27.6	$17.4	$51.4	$41.7
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization(b)	2.9	2.8	5.2	5.9
Interest on lease liabilities	Interest expense, net	0.3	0.4	0.6	0.8
Sublease income	Equipment rental revenue	(18.6)	(8.0)	(32.0)	(23.1)
Net lease cost		$12.2	$12.6	$25.2	$25.3

(a) Includes short-term leases of $13.7 million and $22.5 million for the three and six months ended June 30, 2021, respectively, and $5.2 million and $17.2 million for the three and six months ended June 30, 2020, respectively, and variable lease costs of $0.8 million and $2.5 million for the three and six months ended June 30, 2021 and $0.7 million and $1.5 million for the three and six months ended June 30, 2020, respectively.
(b) Depreciation and amortization are included with selling, general and administrative expense.

Note 7—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at June 30, 2021	Weighted Average Stated Interest Rate at June 30, 2021	Fixed or Floating Interest Rate	Maturity	June 30, 2021	December 31, 2020
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200.0	$1,200.0
Other Debt
ABL Credit Facility	N/A	1.35%	Floating	2024	145.0	255.0
AR Facility	N/A	0.96%	Floating	2021	175.0	175.0
Finance lease liabilities	3.19%	N/A	Fixed	2021-2027	36.0	40.8
Unamortized Debt Issuance Costs(a)					(6.6)	(7.1)
Total debt					1,549.4	1,663.7
Less: Current maturities of long-term debt					(10.2)	(12.2)
Long-term debt, net					$1,539.2	$1,651.5
(a)    Unamortized debt issuance costs totaling $6.0 million and $7.1 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of June 30, 2021 and December 31, 2020, respectively, and are included in "Other long-term assets" in the condensed consolidated balance sheets.

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
Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of June 30, 2021 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,580.2	$1,480.8
AR Facility	—	—
Total	$1,580.2	$1,480.8

Letters of Credit

As of June 30, 2021, $24.8 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $225.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
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

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at June 30, 2021	Maturities	June 30, 2021	December 31, 2020
Financing obligations	5.11%	2026-2038	$118.6	$120.5
Unamortized financing issuance costs			(2.3)	(2.4)
Total financing obligations			116.3	118.1
Less: Current maturities of financing obligations			(3.7)	(3.6)
Financing obligations, net			$112.6	$114.5

Note 9—Income Taxes

Income tax provision was $14.7 million and $22.9 million for the three and six months ended June 30, 2021, respectively compared to an income tax benefit of $1.9 million and $0.8 million for the three and six months ended June 30, 2020. The provision in 2021 was primarily driven by the level of pre-tax income, offset by non-deductible expenses and stock-based compensation.

Note 10—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the six months ended June 30, 2021 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(17.9)	$(89.1)	$(107.0)
Other comprehensive income before reclassification	—	5.5	5.5
Amounts reclassified from accumulated other comprehensive income	0.8	—	0.8
Net current period other comprehensive income	0.8	5.5	6.3
Balance at June 30, 2021	$(17.1)	$(83.6)	$(100.7)

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

Guarantee

The Company has guaranteed an outstanding bank loan in connection with a previous joint venture. The Company has determined the maximum potential payment amount under the guarantee is approximately $4.3 million; however, the probability of any payment is remote and therefore the Company has not recorded a liability on its balance sheet as of June 30, 2021. The bank loan is collateralized by the rental equipment and other assets of the joint venture entity and has maturities through 2023.

Note 12—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

Cash Equivalents

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at June 30, 2021 or December 31, 2020.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of June 30, 2021 and December 31, 2020. The fair value of the Company's 2027 Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	June 30, 2021		December 31, 2020
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200.0	$1,262.0	$1,200.0	$1,276.4

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss), basic and diluted	$47.1	$2.0	$80.0	$(1.7)
Denominator:
Basic weighted average common shares	29.6	29.1	29.5	29.0
Stock options, RSUs and PSUs	0.8	0.1	0.8	—
Weighted average shares used to calculate diluted earnings (loss) per share	30.4	29.2	30.3	29.0
Earnings (loss) per share:
Basic	$1.59	$0.07	$2.71	$(0.06)
Diluted	$1.55	$0.07	$2.64	$(0.06)
Antidilutive stock options, RSUs and PSUs	—	0.8	—	0.9

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

We remain focused on the safety and well-being of our employees, customers and communities as we maintain a high-level of service to our customers. We continue to communicate frequently throughout the organization to reinforce our health and safety guidelines, based on the Center for Disease Control recommendations. As the administration of vaccine programs continues and cases decline, we continue to evaluate our plans regarding the remote work environment and resumption of business travel for our employees.

We have seen economic recovery within our industry and our business since the second quarter of 2020 and we have positioned ourselves for growth in 2021 by opening greenfield locations and returning to more normalized rental equipment capital expenditures by adding fleet in high growth regions. Despite the recovery we are seeing, the impact of the COVID-19 pandemic continues to evolve and the recovery could be slowed or reversed by a number of factors, including a widespread resurgence in COVID-19 infections, whether due to the spread of variants of the virus or otherwise, the rate of vaccinations, and the rate in which governments are re-opening businesses or, in certain jurisdictions, reversing re-opening decisions. We cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted, however, we believe we are well-positioned to operate effectively through the present environment.

Seasonality

Our business is usually seasonal, with demand for our rental equipment tending to be lower in the winter months, particularly in the northern United States and Canada. Our equipment rental business, especially in the construction industry, has historically experienced decreased levels of business from December until late spring and heightened activity during our third and fourth quarters until December. We have the ability to manage certain costs to meet market demand, such as fleet capacity, the most significant portion of our cost structure. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. A number of our other major operating costs vary directly with revenues or transaction volumes; however, certain operating expenses, including rent, insurance and administrative overhead, remain fixed and cannot be adjusted for seasonal demand, typically resulting in higher profitability in periods when our revenues are higher, and lower profitability in periods when our revenues are lower. To reduce the impact of seasonality, we are focused on expanding our customer base through products that serve different industries with less seasonality and different business cycles.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Equipment rental	$448.0	$327.6	$120.4	36.8%	$848.4	$714.1	$134.3	18.8%
Sales of rental equipment	30.3	31.4	(1.1)	(3.5)	74.5	71.4	3.1	4.3
Sales of new equipment, parts and supplies	7.8	7.0	0.8	11.4	13.9	14.0	(0.1)	(0.7)
Service and other revenue	4.8	2.0	2.8	140.0	7.9	4.7	3.2	68.1
Total revenues	490.9	368.0	122.9	33.4	944.7	804.2	140.5	17.5
Direct operating	203.0	144.7	58.3	40.3	386.0	333.9	52.1	15.6
Depreciation of rental equipment	101.1	101.4	(0.3)	(0.3)	201.5	201.8	(0.3)	(0.1)
Cost of sales of rental equipment	24.7	29.6	(4.9)	(16.6)	63.1	72.0	(8.9)	(12.4)
Cost of sales of new equipment, parts and supplies	4.9	5.1	(0.2)	(3.9)	9.1	10.2	(1.1)	(10.8)
Selling, general and administrative	74.0	56.8	17.2	30.3	139.5	126.6	12.9	10.2
Impairment	0.4	3.2	(2.8)	(87.5)	0.4	9.5	(9.1)	(95.8)
Interest expense, net	21.0	23.3	(2.3)	(9.9)	42.4	47.7	(5.3)	(11.1)
Other expense (income), net	—	3.8	(3.8)	(100.0)	(0.2)	5.0	(5.2)	(104.0)
Income before income taxes	61.8	0.1	61.7	NM	102.9	(2.5)	105.4	NM
Income tax provision	(14.7)	1.9	(16.6)	NM	(22.9)	0.8	(23.7)	NM
Net income (loss)	$47.1	$2.0	$45.1	NM	$80.0	$(1.7)	$81.7	NM
NM - not meaningful

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Equipment rental revenue increased $120.4 million, or 36.8%, during the second quarter of 2021 when compared to the second quarter of 2020 primarily due to higher volume of equipment on rent and positive pricing of 1.9% during the second quarter of 2021 over the same period in the prior year.

Sales of rental equipment decreased $1.1 million, or 3.5%, during the second quarter of 2021 when compared to the second quarter of 2020. During the second quarter of 2021, the decline in volume of sales was related to the increase in utilization of rental equipment and management of the mix of rental equipment as part of our long-term strategy. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 81.5% in the second quarter of 2021 compared to 94.3% in the second quarter of 2020. The increase in margin on sale of rental equipment in the second quarter of 2021 was due to a larger proportion of overall volume of sales through higher margin sales channels.

Direct operating expenses in the second quarter of 2021 increased $58.3 million, or 40.3%, when compared to the second quarter of 2020 primarily related to increases in (i) personnel-related expenses of $20.4 million as there were furloughs and limitations on overtime in place during the second quarter of 2020, (ii) delivery and freight expenses of $10.4 million due to an increased volume of transactions in the second quarter of 2021, (iii) maintenance expense of $9.2 million related to initiatives to service more equipment with in-house resources and (iv) re-rent expense of $8.0 million due to the corresponding increase in re-rent revenue.

Selling, general and administrative expenses increased $17.2 million, or 30.3%, in the second quarter of 2021 when compared to the second quarter of 2020. The increase was primarily due to selling expense, including commissions and bonus incentives, of $7.0 million, stock compensation expense of $5.3 million and travel expense of $2.3 million as business travel resumes. The increase was partially offset by a decrease in bad debt expense of $3.3 million due to the continued improvements in collections.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Impairment expense in the second quarter of 2021 was $0.4 million related to a right-of-use ("ROU") asset impairment charge for a previously closed location. In 2020, impairment expense was $3.2 million including $1.5 million related to certain assets that were deemed held for sale at June 30, 2020 and $1.7 million related to an ROU asset impairment charge for two previously closed locations.

Interest expense, net decreased $2.3 million, or 9.9%, during the second quarter of 2021 when compared with the same period in 2020 due to lower average outstanding balances and lower weighted average interest rates on the ABL Credit Facility.

Income tax provision was $14.7 million during the second quarter of 2021 compared to a benefit of $1.9 million in 2020. The provision in the second quarter of 2021 was primarily driven by the level of pre-tax income, offset by non-deductible expenses and stock-based compensation.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

Equipment rental revenue increased $134.3 million, or 18.8%, during the first half of 2021 when compared to the first half of 2020 primarily due to higher volume of equipment on rent and positive pricing of 0.9% over the same period in the prior year.

Sales of rental equipment increased $3.1 million, or 4.3%, during the first half of 2021 when compared to the first half of 2020. During the first half of 2021, the volume of sales was driven by the increase in utilization of rental equipment and selling certain classes of equipment to continue to improve our equipment mix. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 84.7% in the first half of 2021 compared to 100.8% in the first half of 2020. The increase in margin on sale of rental equipment in the first half of 2021 was due to a larger proportion of overall volume of sales through higher margin sales channels.

Direct operating expenses in the first half of 2021 increased $52.1 million, or 15.6%, when compared to the first half of 2020 primarily related to (i) personnel-related expenses of $14.8 million as there were furloughs and limitations on overtime in place during the second quarter of 2020, (ii) delivery and freight expenses of $14.5 million due to an increased volume of transactions in the first half of 2021 compared to the first half of 2020, (iii) maintenance expense of $7.2 million related to initiatives to service more equipment with in-house resources and (iv) re-rent expense of $5.4 million due to the corresponding increase in re-rent revenue.

Selling, general and administrative expenses increased $12.9 million, or 10.2%, in the first half of 2021 when compared to the first half of 2020. The increase was primarily due to selling expense, including commissions and bonus incentives, of $7.4 million and stock compensation expense of $7.4 million, partially offset by a decrease in bad debt expense of $7.1 million due to the continued improvements in collections.

Impairment expense in the first half of 2021 was $0.4 million related to a ROU asset impairment charge for a previously closed location. Impairment expense was $9.5 million during the first half of 2020 and consisted of $6.3 million related to the partial impairment of a long-term receivable related to the sale of our former joint venture, $1.7 million related to an ROU asset impairment charge for two previously closed locations and $1.5 million related to certain assets that were deemed held for sale at June 30, 2020.

Interest expense, net decreased $5.3 million, or 11.1%, during the first half of 2021 when compared with the same period in 2020 due to lower average outstanding balances and lower weighted average interest rates on the ABL Credit Facility.

Income tax provision was $22.9 million during the first half of 2021 and a benefit of $0.8 million during 2020. The provision in the first half of 2021 was primarily driven by the level of pre-tax income, offset by non-deductible expenses and stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt and funding acquisitions. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of June 30, 2021, we had approximately $1.6

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

billion of total nominal indebtedness outstanding. A substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of June 30, 2021 consisted of cash and cash equivalents of $34.6 million and unused commitments of approximately $1.5 billion under our ABL Credit Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Six Months Ended June 30,
	2021	2020	$ Change
Cash provided by (used in):
Operating activities	$327.9	$280.4	$47.5
Investing activities	(204.7)	(101.6)	(103.1)
Financing activities	(122.0)	(128.7)	6.7
Effect of exchange rate changes	0.4	0.1	0.3
Net change in cash and cash equivalents	$1.6	$50.2	$(48.6)

Operating Activities

During the six months ended June 30, 2021, we generated $47.5 million more cash from operating activities compared with the same period in 2020. The increase was related to improved operating results primarily resulting from higher revenues coupled with continued cost control measures. Additionally, the improvement in operating activities was related to timing of payments on accounts payable and other liabilities during the six months ended June 30, 2021 as compared to the same period in 2020.

Investing Activities

Cash used in investing activities increased $103.1 million during the six months ended June 30, 2021 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment, non-rental capital expenditures and acquisitions. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below. Additionally, we closed on two acquisitions in April 2021 and finalized the working capital adjustment for a prior acquisition for a net cash outflow of $17.9 million.

Financing Activities

Cash used in financing activities decreased $6.7 million during the six months ended June 30, 2021 when compared with the prior-year period. Cash used in financing activities primarily represents our changes in debt, which included net repayments of $110.0 million on our revolving lines of credit and securitization during the first half of 2021. Net repayments in the prior year period were $119.7 million.

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

	Six Months Ended June 30,
	2021	2020
Rental equipment expenditures	$239.3	$161.5
Disposals of rental equipment	(71.0)	(67.9)
Net rental equipment expenditures	$168.3	$93.6
Net capital expenditures for rental equipment increased $74.7 million during the six months ended June 30, 2021 compared to the same period in 2020. During the six months ended June 30, 2021, we increased rental equipment expenditures back to pre-pandemic levels to add select fleet in high growth regions as part of our long-term capital expenditure plans and managed disposals to respond to a tightening market to effectively manage our fleet.
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

As of June 30, 2021, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,580.2	$1,480.8
AR Facility	—	—
Total	$1,580.2	$1,480.8

As of June 30, 2021, $24.8 million of standby letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon. The ABL Credit Facility had $225.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our 2027 Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of June 30, 2021, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2021, there have been no material changes outside the ordinary course of business to our known contractual obligations as set forth in the Contractual Obligations table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of June 30, 2021, there have been no material changes to our indemnification obligations as disclosed in Note 17, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2020. For further information, see the discussion on indemnification obligations included in Note 11, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

As of June 30, 2021, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, Hertz Holdings announced a $1.0 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us, as the successor to Hertz Holdings, to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount. The timing and extent to which we repurchase shares will depend upon, among other things, market conditions, share price, liquidity targets, contractual restrictions and other factors. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the six months ended June 30, 2021. As of June 30, 2021, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $395.9 million.

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

Date:	July 22, 2021	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK IRION
Mark Irion Senior Vice President and Chief Financial Officer