Form 10-Q
period 2021-09-30
HERC HOLDINGS INC
filed 2021-10-21
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 15, 2021, there were 29,658,403 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2021 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our business plans and strategy, projected profitability, performance or cash flows, future capital expenditures, our growth strategy, anticipated financing needs, business trends, the impact of and our response to COVID-19 and other information that is not historical information. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

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

PART I—FINANCIAL INFORMATION

ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$35.2	$33.0
Receivables, net of allowances of $14.7 and $15.5, respectively	373.7	301.2
Other current assets	39.5	32.9
Total current assets	448.4	367.1
Rental equipment, net	2,506.1	2,260.4
Property and equipment, net	300.4	290.4
Right-of-use lease assets	362.2	255.9
Intangible assets, net	349.2	295.9
Goodwill	150.6	100.5
Other long-term assets	15.7	18.2
Total assets	$4,132.6	$3,588.4
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$15.8	$15.8
Current maturities of operating lease liabilities	36.3	32.1
Accounts payable	201.8	125.8
Accrued liabilities	172.8	154.3
Total current liabilities	426.7	328.0
Long-term debt, net	1,792.0	1,651.5
Financing obligations, net	111.6	114.5
Operating lease liabilities	337.9	234.1
Deferred tax liabilities	511.9	474.0
Other long term liabilities	43.3	44.3
Total liabilities	3,223.4	2,846.4
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 32.4 and 32.1 shares issued and 29.7 and 29.4 shares outstanding	0.3	0.3
Additional paid-in capital	1,830.9	1,818.2
Accumulated deficit	(125.2)	(277.5)
Accumulated other comprehensive loss	(104.8)	(107.0)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	909.2	742.0
Total liabilities and equity	$4,132.6	$3,588.4

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Equipment rental	$519.6	$402.3	$1,368.0	$1,116.4
Sales of rental equipment	16.6	45.3	91.1	116.7
Sales of new equipment, parts and supplies	8.6	6.2	22.5	20.2
Service and other revenue	5.6	2.9	13.5	7.6
Total revenues	550.4	456.7	1,495.1	1,260.9
Expenses:
Direct operating	225.9	169.4	611.9	503.3
Depreciation of rental equipment	105.4	101.9	306.9	303.7
Cost of sales of rental equipment	13.7	46.3	76.8	118.3
Cost of sales of new equipment, parts and supplies	6.5	4.4	15.6	14.6
Selling, general and administrative	81.5	61.0	221.0	187.6
Impairment	—	—	0.4	9.5
Interest expense, net	21.4	22.4	63.8	70.1
Other (income) expense, net	(0.1)	(0.3)	(0.3)	4.7
Total expenses	454.3	405.1	1,296.1	1,211.8
Income before income taxes	96.1	51.6	199.0	49.1
Income tax provision	(23.8)	(11.7)	(46.7)	(10.9)
Net income	$72.3	$39.9	$152.3	$38.2
Weighted average shares outstanding:
Basic	29.6	29.2	29.6	29.1
Diluted	30.5	29.5	30.4	29.3
Earnings per share:
Basic	$2.44	$1.37	$5.15	$1.31
Diluted	$2.37	$1.35	$5.01	$1.30

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$72.3	$39.9	$152.3	$38.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.9)	5.2	0.6	(8.2)
Reclassification of foreign currency items to other (income) expense, net	—	—	—	2.1
Unrealized gains and losses on hedging instruments:
Reclassification into net income	—	—	—	(1.5)
Income tax provision related to hedging instruments	—	—	—	0.3
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	0.9	0.3	1.9	1.1
Income tax provision related to defined benefit pension plans	(0.1)	(0.1)	(0.3)	(0.3)
Total other comprehensive income (loss)	(4.1)	5.4	2.2	(6.5)
Total comprehensive income	$68.2	$45.3	$154.5	$31.7

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2020	29.4	$0.3	$1,818.2	$(277.5)	$(107.0)	$(692.0)	$742.0
Net income	—	—	—	32.9	—	—	32.9
Other comprehensive income	—	—	—	—	2.8	—	2.8
Net settlement on vesting of equity awards	0.2	—	(7.1)	—	—	—	(7.1)
Stock-based compensation charges	—	—	5.3	—	—	—	5.3
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Exercise of stock options	—	—	1.5	—	—	—	1.5
Balance at March 31, 2021	29.6	0.3	1,818.5	(244.6)	(104.2)	(692.0)	778.0
Net income	—	—	—	47.1	—	—	47.1
Other comprehensive income	—	—	—	—	3.5	—	3.5
Net settlement on vesting of equity awards	—	—	(1.1)	—	—	—	(1.1)
Stock-based compensation charges	—	—	7.1	—	—	—	7.1
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Exercise of stock options	—	—	0.2	—	—	—	0.2
Balance at June 30, 2021	29.6	0.3	1,825.3	(197.5)	(100.7)	(692.0)	835.4
Net income	—	—	—	72.3	—	—	72.3
Other comprehensive loss	—	—	—	—	(4.1)	—	(4.1)
Net settlement on vesting of equity awards	—	—	(0.5)	—	—	—	(0.5)
Stock-based compensation charges	—	—	5.5	—	—	—	5.5
Employee stock purchase plan	0.1	—	0.6	—	—	—	0.6
Exercise of stock options	—	—	—	—	—	—	—
Balance at September 30, 2021	29.7	$0.3	$1,830.9	$(125.2)	$(104.8)	$(692.0)	$909.2

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2019	28.8	$0.3	$1,796.9	$(351.2)	$(109.7)	$(692.0)	$644.3
Net loss	—	—	—	(3.7)	—	—	(3.7)
Other comprehensive loss	—	—	—	—	(22.0)	—	(22.0)
Net settlement on vesting of equity awards	0.3	—	(2.5)	—	—	—	(2.5)
Stock-based compensation charges	—	—	3.2	—	—	—	3.2
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Balance at March 31, 2020	29.1	0.3	1,798.2	(354.9)	(131.7)	(692.0)	619.9
Net income	—	—	—	2.0	—	—	2.0
Other comprehensive income	—	—	—	—	10.1	—	10.1
Net settlement on vesting of equity awards	—	—	(0.3)	—	—	—	(0.3)
Stock-based compensation charges	—	—	1.7	—	—	—	1.7
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Balance at June 30, 2020	29.1	0.3	1,800.2	(352.9)	(121.6)	(692.0)	634.0
Net income	—	—	—	39.9	—	—	39.9
Other comprehensive income	—	—	—	—	5.4	—	5.4
Net settlement on vesting of equity awards	—	—	(0.2)	—	—	—	(0.2)
Stock-based compensation charges	—	—	5.4	—	—	—	5.4
Employee stock purchase plan	—	—	0.5	—	—	—	0.5
Exercise of stock options	0.1	—	1.5	—	—	—	1.5
Balance at September 30, 2020	29.2	$0.3	$1,807.4	$(313.0)	$(116.2)	$(692.0)	$686.5

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$152.3	$38.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of rental equipment	306.9	303.7
Depreciation of property and equipment	40.9	41.2
Amortization of intangible assets	8.0	5.8
Amortization of deferred debt and financing obligations costs	2.4	2.6
Stock-based compensation charges	17.9	10.3
Impairment	0.4	9.5
Provision for receivables allowances	20.6	28.2
Deferred taxes	37.4	12.7
(Gain) loss on sale of rental equipment	(14.3)	1.6
Other	2.4	4.2
Changes in assets and liabilities:
Receivables	(81.2)	(14.5)
Other assets	(5.9)	(4.4)
Accounts payable	7.7	(1.9)
Accrued liabilities and other long-term liabilities	7.7	(13.2)
Net cash provided by operating activities	503.2	424.0
Cash flows from investing activities:
Rental equipment expenditures	(447.0)	(273.2)
Proceeds from disposal of rental equipment	86.1	114.1
Non-rental capital expenditures	(31.1)	(32.0)
Proceeds from disposal of property and equipment	3.4	4.2
Acquisitions, net of cash acquired	(225.2)	—
Proceeds from disposal of business	—	15.3
Net cash used in investing activities	(613.8)	(171.6)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	482.9	473.0
Repayments on revolving lines of credit and securitization	(355.0)	(694.7)
Principal payments under capital lease and financing obligations	(9.7)	(10.4)
Payment of debt financing costs	(0.1)	(0.2)
Proceeds from exercise of stock options	1.7	1.5
Proceeds from employee stock purchase plan	1.8	1.7
Net settlement on vesting of equity awards	(8.7)	(3.0)
Net cash provided by (used in) financing activities	112.9	(232.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.1)	0.5
Net increase in cash and cash equivalents during the period	2.2	20.8
Cash and cash equivalents cash at beginning of period	33.0	33.0
Cash and cash equivalents at end of period	$35.2	$53.8

Supplemental disclosure of cash flow information:
Cash paid for interest	$78.0	$86.0
Cash paid for income taxes, net	$13.3	$4.0
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$67.2	$13.0
Equipment acquired through finance leases	$19.1	$1.4
Note receivable on disposals	$—	$8.9

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or "the Company") is one of the leading equipment rental suppliers with approximately 295 locations in North America at September 30, 2021. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 56 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

Significant estimates inherent in the preparation of the condensed consolidated financial statements include receivables allowances, depreciation of rental equipment, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, valuation of acquired intangible assets, pension and postretirement benefits, valuation of stock-based compensation, reserves for litigation and other contingencies and accounting for income taxes, among others.

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

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 92.5% and 92.3% of total revenue for the three and nine months ended September 30, 2021, respectively, compared to 91.6% and 91.2% for the same periods in 2020.
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
The following tables summarizes the applicable accounting guidance for the Company’s revenues for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,
	2021			2020
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$468.0	$—	$468.0	$362.4	$—	$362.4
Other rental revenue:
Delivery and pick-up	—	31.4	31.4	—	23.7	23.7
Other	20.2	—	20.2	16.2	—	16.2
Total other rental revenues	20.2	31.4	51.6	16.2	23.7	39.9
Total equipment rental	488.2	31.4	519.6	378.6	23.7	402.3
Sales of rental equipment	—	16.6	16.6	—	45.3	45.3
Sales of new equipment, parts and supplies	—	8.6	8.6	—	6.2	6.2
Service and other revenues	—	5.6	5.6	—	2.9	2.9
Total revenues	$488.2	$62.2	$550.4	$378.6	$78.1	$456.7

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Nine Months Ended September 30,
	2021			2020
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$1,238.1	$—	$1,238.1	$1,013.9	$—	$1,013.9
Other rental revenue:
Delivery and pick-up	—	78.0	78.0	—	62.5	62.5
Other	51.9	—	51.9	40.0	—	40.0
Total other rental revenues	51.9	78.0	129.9	40.0	62.5	102.5
Total equipment rental	1,290.0	78.0	1,368.0	1,053.9	62.5	1,116.4
Sales of rental equipment	—	91.1	91.1	—	116.7	116.7
Sales of new equipment, parts and supplies	—	22.5	22.5	—	20.2	20.2
Service and other revenues	—	13.5	13.5	—	7.6	7.6
Total revenues	$1,290.0	$205.1	$1,495.1	$1,053.9	$207.0	$1,260.9

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales of rental equipment	$16.6	$45.3	$91.1	$116.7
Sales of new equipment	2.7	2.4	6.4	8.5
Sales of parts and supplies	5.9	3.8	16.1	11.7
Total	$25.2	$51.5	$113.6	$136.9

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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $12.1 million and $13.8 million as of September 30, 2021 and December 31, 2020, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three and nine months ended September 30, 2021 and 2020 that was included in the contract liability balance as of the beginning of each such period.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and nine months ended September 30, 2021 and 2020 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2021.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	September 30, 2021	December 31, 2020
Rental equipment	$4,018.9	$3,613.5
Less: Accumulated depreciation	(1,512.8)	(1,353.1)
Rental equipment, net	$2,506.1	$2,260.4

Note 5—Business Combinations

In August 2021, the Company completed the acquisition of substantially all of the assets of Contractors Building Supply Co. LLC ("CBS"). CBS was a full-service general equipment rental company comprising approximately 190 employees and twelve locations serving construction and industrial customers throughout Texas, as well as a location in New Mexico and Tennessee. The acquisition expands the Company's presence in Texas to 38 physical locations, which collectively provide general and specialty equipment rental solutions and related services. The aggregate consideration paid was approximately $190.3 million and is subject to a potential working capital adjustment. The acquisition and related fees and expenses were funded through available cash and drawings on the senior secured asset-based revolving credit facility.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed (in millions):

Accounts receivable	$11.1
Other current assets	1.8
Rental equipment	99.3
Property and equipment	7.6
Intangibles(a)	38.2
Total identifiable assets acquired	158.0
Current liabilities	3.3
Net identifiable assets acquired	154.7
Goodwill(b)	35.6
Net assets acquired	$190.3
(a) The following table reflects the fair values and useful lives of the acquired intangible assets identified (in millions):

	Fair value	Life (years)
Customer relationships	$35.0	14
Non-compete agreements	3.2	5
	$38.2

(b) The level of goodwill that resulted from the acquisition is primarily reflective of operational synergies that the Company expects to achieve that are not associated with identifiable assets, the value of CBS's assembled workforce and new customer relationships expected to arise from the acquisition. All of the goodwill is expected to be deductible for income tax purposes.

The assets and liabilities were recorded as of August 30, 2021 and the results of operations are included in the Company's consolidated results of operations as of that date. Pro-forma operating results, as if the Company had completed the acquisition at the beginning of the periods presented, are not significant to the Company's consolidated statements of operations and are not presented.

In addition to the acquisition of CBS, the Company completed the acquisitions of San Mateo Rentals ("San Mateo") and Jim-N-I Rentals, Inc. ("Jim-N-I") in April 2021; each with one location in California. In September 2021, the Company completed the acquisition of Dwight Crane Ltd. ("Dwight Crane") with one location in Ajax, Ontario, Canada along with its U.S. based affiliate, LRX LLC.

Note 6—Goodwill and Intangible Assets

Goodwill

The following summarizes the Company's goodwill (in millions):

	September 30, 2021	December 31, 2020
Balance at the beginning of the period:
Goodwill	$775.4	$768.5
Accumulated impairment losses	(674.9)	(674.9)
	100.5	93.6

Additions	50.1	6.9

Balance at the end of the period:
Goodwill	825.5	775.4
Accumulated impairment losses	(674.9)	(674.9)
	$150.6	$100.5

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Intangible Assets

Intangible assets, net, consisted of the following major classes (in millions):

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements(a)	$72.7	$(12.4)	$60.3
Internally developed software(b)	47.2	(28.9)	18.3
Total	119.9	(41.3)	78.6
Indefinite-lived intangible assets:
Trade name	270.6	—	270.6
Total intangible assets, net	$390.5	$(41.3)	$349.2
(a) Includes intangible assets with a preliminary value of approximately $8.0 million. The amount is subject to change as the valuation has not been finalized due to the proximity of the acquisition to the balance sheet date of September 30, 2021.
(b) Includes capitalized costs of $5.6 million yet to be placed into service.

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

Amortization of intangible assets was $3.1 million and $8.0 million for the three and nine months ended September 30, 2021, respectively, and $2.0 million and $5.8 million for the three and nine months ended September 30, 2020, respectively.

Note 7 —Impairment

During the second quarter of 2021, an impairment charge of $0.4 million was recorded related to a right-of-use ("ROU") asset for a leased location closed in the second quarter of 2019.

During the second quarter of 2020, the Company recorded an ROU asset impairment charge of $1.7 million related to two leased locations that were closed during the second quarter of 2019 and a $1.5 million charge in connection with assets classified as held for sale at June 30, 2020.

During the first quarter of 2020, the Company recorded an impairment charge of $6.3 million on a long-term receivable related to a previous joint venture sale, the remaining balances of $3.5 million and $8.2 million are included in "Other current assets" and "Other long-term assets," respectively, in the condensed consolidated balance sheets.

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

The components of lease expense consist of the following (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2021	2020	2021	2020
Operating lease cost(a)	Direct operating	$30.6	$17.7	$82.0	$59.4
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization(b)	4.5	2.6	9.8	8.5
Interest on lease liabilities	Interest expense, net	0.3	0.4	0.9	1.2
Sublease income	Equipment rental revenue	(19.7)	(9.1)	(51.7)	(32.2)
Net lease cost		$15.7	$11.6	$41.0	$36.9

(a) Includes short-term leases of $16.2 million and $38.7 million for the three and nine months ended September 30, 2021, respectively, and $4.6 million and $21.8 million for the three and nine months ended September 30, 2020, respectively, and variable lease costs of $1.5 million and $4.0 million for the three and nine months ended September 30, 2021 and $1.4 million and $2.9 million for the three and nine months ended September 30, 2020, respectively.
(b) Depreciation and amortization are included with selling, general and administrative expense.

Note 9—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at September 30, 2021	Weighted Average Stated Interest Rate at September 30, 2021	Fixed or Floating Interest Rate	Maturity	September 30, 2021	December 31, 2020
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200.0	$1,200.0
Other Debt
ABL Credit Facility	N/A	1.34%	Floating	2024	357.9	255.0
AR Facility	N/A	0.84%	Floating	2022	200.0	175.0
Finance lease liabilities	2.83%	N/A	Fixed	2021-2027	52.6	40.8
Unamortized Debt Issuance Costs(a)					(6.4)	(7.1)
Total debt					1,804.1	1,663.7
Less: Current maturities of long-term debt					(12.1)	(12.2)
Long-term debt, net					$1,792.0	$1,651.5
(a)    Unamortized debt issuance costs totaling $5.6 million and $7.1 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of September 30, 2021 and December 31, 2020, respectively, and are included in "Other long-term assets" in the condensed consolidated balance sheets.

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

Accounts Receivable Securitization Facility

In September 2018, the Company entered into an accounts receivable securitization facility (the "AR Facility"). The AR Facility was amended in August 2021 to extend the maturity date to August 31, 2022 and increase the aggregate commitments from $175 million to $200 million. In connection with the AR Facility, Herc and one of its wholly-owned subsidiaries sell their accounts receivables on an ongoing basis to Herc Receivables U.S. LLC, a wholly-owned special-purpose entity (the "SPE"). The SPE's sole business consists of the purchase by the SPE of accounts receivable from Herc and the Herc subsidiary seller and borrowing by the SPE against the eligible accounts receivable from the lenders under the facility. The borrowings are secured by liens on the accounts receivable and other assets of the SPE. Collections on the accounts receivable are used to service the borrowings. The SPE is a separate legal entity that is consolidated in the Company's financial statements. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Herc is the servicer of the accounts receivable under the AR Facility. All of the obligations of the Herc subsidiary seller and the servicer and certain indemnification obligations of the SPE under the agreements governing the AR Facility are guaranteed by Herc pursuant to a performance guarantee. The AR Facility is excluded from current maturities of long-term debt as the Company has the intent and ability to consummate refinancing and extend the term of the agreement.
Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of September 30, 2021 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,367.3	$1,367.3
AR Facility	—	—
Total	$1,367.3	$1,367.3

Letters of Credit

As of September 30, 2021, $24.8 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $225.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at September 30, 2021	Maturities	September 30, 2021	December 31, 2020
Financing obligations	5.11%	2026-2038	$117.5	$120.5
Unamortized financing issuance costs			(2.2)	(2.4)
Total financing obligations			115.3	118.1
Less: Current maturities of financing obligations			(3.7)	(3.6)
Financing obligations, net			$111.6	$114.5

Note 11—Income Taxes

Income tax provision was $23.8 million and $46.7 million for the three and nine months ended September 30, 2021, respectively, compared to $11.7 million and $10.9 million for the three and nine months ended September 30, 2020. The provision in 2021 was primarily driven by the level of pre-tax income, offset by non-deductible expenses and stock-based compensation.

Note 12—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the nine months ended September 30, 2021 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(17.9)	$(89.1)	$(107.0)
Other comprehensive income before reclassification	—	0.6	0.6
Amounts reclassified from accumulated other comprehensive income	1.6	—	1.6
Net current period other comprehensive income	1.6	0.6	2.2
Balance at September 30, 2021	$(16.3)	$(88.5)	$(104.8)

Note 13—Commitments and Contingencies

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

Guarantee

The Company has guaranteed an outstanding bank loan in connection with a previous joint venture. The Company has determined the maximum potential payment amount under the guarantee is approximately $3.6 million; however, the probability of any payment is remote and therefore the Company has not recorded a liability on its balance sheet as of September 30, 2021. The bank loan is collateralized by the rental equipment and other assets of the joint venture entity and has maturities through 2023.

Note 14—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

Cash Equivalents

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

market approach based on quoted prices in active markets. The Company had no cash equivalents at September 30, 2021 or December 31, 2020.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of September 30, 2021 and December 31, 2020. The fair value of the Company's 2027 Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	September 30, 2021		December 31, 2020
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200.0	$1,257.0	$1,200.0	$1,276.4

Note 15—Earnings Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted earnings per share:
Numerator:
Net income, basic and diluted	$72.3	$39.9	$152.3	$38.2
Denominator:
Basic weighted average common shares	29.6	29.2	29.6	29.1
Stock options, RSUs and PSUs	0.9	0.3	0.8	0.2
Weighted average shares used to calculate diluted earnings per share	30.5	29.5	30.4	29.3
Earnings per share:
Basic	$2.44	$1.37	$5.15	$1.31
Diluted	$2.37	$1.35	$5.01	$1.30
Antidilutive stock options, RSUs and PSUs	—	0.3	—	0.5

Note 16—Related Party Transactions

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

Note 17—Arrangements with New Hertz

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

Note 18—Subsequent Event

In October 2021, the Company entered into a purchase agreement to acquire Toronto-based Rapid Equipment Rental Limited ("Rapid Equipment") for approximately $80 million. The transaction is subject to customary closing conditions with a plan to close in the fourth quarter of 2021. Rapid Equipment, a full-service general equipment rental company founded in 2013, comprises approximately 110 employees and seven locations serving construction and industrial customers throughout the Greater Toronto Area.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COVID-19 Update

In December 2019, a novel strain of coronavirus ("COVID-19") was identified and has spread globally. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Since March 2020, federal, state, provincial and local governments have implemented various measures in an effort to contain the virus, including physical distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes and closure of non-essential businesses.

We remain focused on the safety and well-being of our employees, customers and communities as we maintain a high-level of service to our customers. We continue to communicate frequently throughout the organization to reinforce our health and safety guidelines, based on the Center for Disease Control recommendations. As the administration of vaccine programs continues we continue to evaluate our plans regarding the remote work environment and resumption of business travel for our employees.

We have seen economic recovery within our industry and our business since the second quarter of 2020 and we have positioned ourselves for growth by opening greenfield locations and returning to more normalized rental equipment capital expenditures by adding fleet in high growth markets. Despite the recovery we are seeing, the impact of the COVID-19 pandemic continues to evolve and the economic recovery could be slowed or reversed by a number of factors, including a widespread resurgence in COVID-19 infections, whether due to the spread of variants of the virus or otherwise, the rate of vaccinations, labor constraints, the strength of the global supply chain, and the rate in which governments are re-opening businesses or, in certain jurisdictions, reversing re-opening decisions. We cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted, however, we believe we are well-positioned to operate effectively through the present environment.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Equipment rental	$519.6	$402.3	$117.3	29.2%	$1,368.0	$1,116.4	$251.6	22.5%
Sales of rental equipment	16.6	45.3	(28.7)	(63.4)	91.1	116.7	(25.6)	(21.9)
Sales of new equipment, parts and supplies	8.6	6.2	2.4	38.7	22.5	20.2	2.3	11.4
Service and other revenue	5.6	2.9	2.7	93.1	13.5	7.6	5.9	77.6
Total revenues	550.4	456.7	93.7	20.5	1,495.1	1,260.9	234.2	18.6
Direct operating	225.9	169.4	56.5	33.4	611.9	503.3	108.6	21.6
Depreciation of rental equipment	105.4	101.9	3.5	3.4	306.9	303.7	3.2	1.1
Cost of sales of rental equipment	13.7	46.3	(32.6)	(70.4)	76.8	118.3	(41.5)	(35.1)
Cost of sales of new equipment, parts and supplies	6.5	4.4	2.1	47.7	15.6	14.6	1.0	6.8
Selling, general and administrative	81.5	61.0	20.5	33.6	221.0	187.6	33.4	17.8
Impairment	—	—	—	—	0.4	9.5	(9.1)	(95.8)
Interest expense, net	21.4	22.4	(1.0)	(4.5)	63.8	70.1	(6.3)	(9.0)
Other expense (income), net	(0.1)	(0.3)	0.2	(66.7)	(0.3)	4.7	(5.0)	(106.4)
Income before income taxes	96.1	51.6	44.5	86.2	199.0	49.1	149.9	NM
Income tax provision	(23.8)	(11.7)	(12.1)	103.4	(46.7)	(10.9)	(35.8)	NM
Net income	$72.3	$39.9	$32.4	81.2%	$152.3	$38.2	$114.1	NM
NM - not meaningful

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Equipment rental revenue increased $117.3 million, or 29.2%, during the third quarter of 2021 when compared to the third quarter of 2020 primarily due to higher volume of equipment on rent of 16.0% and positive pricing of 2.8% during the third quarter of 2021 over the same period in the prior year.

Sales of rental equipment decreased $28.7 million, or 63.4%, during the third quarter of 2021 when compared to the third quarter of 2020. During the third quarter of 2021, the decline in volume of sales was related to the increase in utilization of rental equipment and management of the mix of rental equipment as part of our long-term strategy. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 82.5% in the third quarter of 2021 compared to 102.2% in the third quarter of 2020. The increase in margin on sale of rental equipment in the third quarter of 2021 was due to a larger proportion of overall volume of sales through higher margin sales channels.

Direct operating expenses in the third quarter of 2021 increased $56.5 million, or 33.4%, when compared to the third quarter of 2020 primarily related to increases in (i) personnel-related expenses of $22.1 million resulting from merit increases and bonus incentives; additionally, there were limitations on overtime and furloughs in place during the third quarter of 2020, (ii) delivery and freight expenses of $8.8 million due to an increased volume of transactions in the third quarter of 2021, (iii) maintenance expense of $6.4 million related to initiatives to service more equipment with in-house resources and (iv) re-rent expense of $11.5 million due to the corresponding increase in re-rent revenue.

Selling, general and administrative expenses increased $20.5 million, or 33.6%, in the third quarter of 2021 when compared to the third quarter of 2020. The increase was primarily due to selling expense, including commissions and bonus incentives, of $8.5 million, general payroll and benefits increases of $3.7 million and travel expense of $2.6 million as business travel resumes.

Interest expense, net decreased $1.0 million, or 4.5%, during the third quarter of 2021 when compared with the same period in 2020 due to lower average outstanding balances and lower weighted average interest rates on the ABL Credit Facility.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income tax provision was $23.8 million during the third quarter of 2021 compared to $11.7 million in 2020. The provision in the third quarter of 2021 was primarily driven by the level of pre-tax income, offset by non-deductible expenses and stock-based compensation.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

Equipment rental revenue increased $251.6 million, or 22.5%, during the nine months ended September 30, 2021 when compared to the prior-year period primarily due to higher volume of equipment on rent of 11.3% and positive pricing of 1.6% over the same period in the prior year.

Sales of rental equipment decreased $25.6 million, or 21.9%, during the nine months ended September 30, 2021 when compared to the prior-year period. During the nine months ended September 30, 2021, the volume of sales was driven by the increase in utilization of rental equipment and selling certain classes of equipment to continue to improve our equipment mix. The corresponding cost of sales of rental equipment as a percentage of the related revenue was 84.3% in the nine months ended September 30, 2021 compared to 101.4% in the prior-year period. The increase in margin on sale of rental equipment in the nine months ended September 30, 2021 was due to a larger proportion of overall volume of sales through higher margin sales channels.

Direct operating expenses in the nine months ended September 30, 2021 increased $108.6 million, or 21.6%, when compared to the prior-year period primarily related to (i) personnel-related expenses of $36.9 million resulting from merit increases and bonus incentives; additionally, there were limitations on overtime and furloughs in place during the second and third quarters of 2020, (ii) delivery and freight expenses of $23.2 million due to an increased volume of transactions in the nine months ended September 30, 2021 compared to the prior-year period, (iii) maintenance expense of $13.7 million related to initiatives to service more equipment with in-house resources and (iv) re-rent expense of $16.9 million due to the corresponding increase in re-rent revenue.

Selling, general and administrative expenses increased $33.4 million, or 17.8%, in the nine months ended September 30, 2021 when compared to the prior-year period. The increase was primarily due to selling expense, including commissions and bonus incentives, of $15.9 million, general payroll and benefits increases of $14.9 million, which includes an increase in stock compensation expense of $7.5 million, partially offset by a decrease in bad debt expense of $5.4 million due to the continued improvements in collections.

Impairment expense during the nine months ended September 30, 2021 was $0.4 million related to a ROU asset impairment charge for a previously closed location. Impairment expense was $9.5 million during the nine months ended September 30, 2020 and consisted of $6.3 million related to the partial impairment of a long-term receivable related to the sale of our former joint venture, $1.7 million related to an ROU asset impairment charge for two previously closed locations and $1.5 million related to certain assets that were deemed held for sale at June 30, 2020.

Interest expense, net decreased $6.3 million, or 9.0%, during the nine months ended September 30, 2021 when compared to the prior-year period due to lower average outstanding balances and lower weighted average interest rates on the ABL Credit Facility.

Income tax provision was $46.7 million during the nine months ended September 30, 2021 compared to $10.9 million during the same period in 2020. The provision in the nine months ended 2021 was primarily driven by the level of pre-tax income, offset by non-deductible expenses and stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, funding acquisitions and payment of dividends. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of September 30, 2021, we had approximately $1.8 billion of total nominal indebtedness outstanding. A substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations, capital expenditures, acquisitions and payment of dividends.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our liquidity as of September 30, 2021 consisted of cash and cash equivalents of $35.2 million and unused commitments of approximately $1.4 billion under our ABL Credit Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Nine Months Ended September 30,
	2021	2020	$ Change
Cash provided by (used in):
Operating activities	$503.2	$424.0	$79.2
Investing activities	(613.8)	(171.6)	(442.2)
Financing activities	112.9	(232.1)	345.0
Effect of exchange rate changes	(0.1)	0.5	(0.6)
Net change in cash and cash equivalents	$2.2	$20.8	$(18.6)

Operating Activities

During the nine months ended September 30, 2021, we generated $79.2 million more cash from operating activities compared with the same period in 2020. The increase was related to improved operating results primarily resulting from higher revenues coupled with continued cost control measures. Additionally, the improvement in operating activities was related to timing of payments on accounts payable and other liabilities during the nine months ended September 30, 2021 as compared to the same period in 2020.

Investing Activities

Cash used in investing activities increased $442.2 million during the nine months ended September 30, 2021 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment, non-rental capital expenditures and acquisitions. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below. Additionally, we closed on four acquisitions during the nine months ended September 30, 2021 and finalized the working capital adjustment for a prior acquisition for a net cash outflow of $225.2 million.

Financing Activities

Cash provided by financing activities was $112.9 million during the nine months ended September 30, 2021 compared with cash used of $232.1 million in the prior-year period. Financing activities primarily represents our changes in debt, which included net borrowings of $127.9 million on our revolving lines of credit and securitization during the nine months ended of 2021, which were used primarily to fund acquisitions during the period. Net repayments in the prior year period were $221.7 million.

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

	Nine Months Ended September 30,
	2021	2020
Rental equipment expenditures	$447.0	$273.2
Disposals of rental equipment	(86.1)	(114.1)
Net rental equipment expenditures	$360.9	$159.1
Net capital expenditures for rental equipment increased $201.8 million during the nine months ended September 30, 2021 compared to the same period in 2020. During the nine months ended September 30, 2021, we increased rental equipment expenditures back to pre-pandemic levels to add select fleet in high growth markets as part of our long-term capital expenditure plans and managed disposals to respond to a tightening market to effectively manage our fleet.
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

The accounts receivable and other assets of the SPE are encumbered in favor of the lenders under our AR Facility. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Substantially all of the remaining assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our ABL Credit Facility. None of such assets are available to satisfy the claims of our general creditors. See Note 11, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2020, and Note 9, "Debt" included in Part I, Item 1 "Financial Statements" of this Report for more information.

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

As of September 30, 2021, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,367.3	$1,367.3
AR Facility	—	—
Total	$1,367.3	$1,367.3

As of September 30, 2021, $24.8 million of standby letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon. The ABL Credit Facility had $225.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our 2027 Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of September 30, 2021, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

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

Dividends

On September 20, 2021, the Company declared a quarterly dividend of $0.50 per share to record holders as of October 20, 2021, with payment date of November 4, 2021. The declaration of dividends on our common stock is discretionary and will be determined by our board of directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors. The amounts available to pay cash dividends are restricted by our debt agreements.

CONTRACTUAL OBLIGATIONS

As of September 30, 2021, there have been no material changes outside the ordinary course of business to our known contractual obligations as set forth in the Contractual Obligations table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of September 30, 2021, there have been no material changes to our indemnification obligations as disclosed in Note 17, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2020. For further information, see the discussion on indemnification obligations included in Note 13, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

For information concerning the securities litigation and other contingencies, see Note 13, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

As of September 30, 2021, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 13, "Commitments and Contingencies" to the notes to our condensed consolidated financial statements in Part I, Item 1 "Financial Statements" of this Report.

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors from those previously disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, Hertz Holdings announced a $1.0 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us, as the successor to Hertz Holdings, to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount. The timing and extent to which we repurchase shares will depend upon, among other things, market conditions, share price, liquidity targets, contractual restrictions and other factors. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the nine months ended September 30, 2021. As of September 30, 2021, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $395.9 million.

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

10.1
Amendment No. 2 to Receivables Financing Agreement, among Herc Receivables U.S. LLC, The Additional Canadian Borrower to the Extent Added as a Party Thereto, Herc Rentals Inc., the Lenders and Managing Agents from time to time party thereto, and Credit Agricole Corporate and Investment Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139) as filed on August 31, 2021).

10.2*	Form of Amended Director Restricted Stock Unit Agreement.
10.3*	Form of Amended Executive Officer Performance Stock Unit Agreement.
10.4*	Form of Amended Executive Officer Restricted Stock Unit Agreement.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1**	18 U.S.C. Section 1350 Certifications of Principal Executive Officer and the Principal Financial Officer
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
*Filed herewith
**Furnished herewith

HERC HOLDINGS INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 21, 2021	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK IRION
Mark Irion Senior Vice President and Chief Financial Officer