Form 10-K
period 2021-12-31
HERC HOLDINGS INC
filed 2022-02-10
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date, was $2.39 billion.
As of February 4, 2022, there were 29,700,015 shares of the registrant's common stock outstanding.
Documents incorporated by reference:
Certain portions, as expressly described in this report, of the Registrant's Proxy Statement for its 2022 annual meeting of stockholders, to be filed within 120 days of December 31, 2021 (the "Proxy Statement"), are incorporated by reference into Part III.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2021 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our business plans and strategy, projected profitability, performance or cash flows, future capital expenditures, our growth strategy, including our ability to grow organically and through M&A, anticipated financing needs, business trends, the impact of and our response to COVID-19, our capital allocation strategy, liquidity and capital management and other information that is not historical information. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

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

i

HERC HOLDINGS INC. AND SUBSIDIARIES
PART I
ITEM l. BUSINESS

Our Company
Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or the "Company") is one of the leading equipment rental suppliers with 312 locations in North America. We conduct substantially all of our operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 56 years of experience, we are a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to our principal business of equipment rental, we sell used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provide repair, maintenance, equipment management services and safety training to certain of our customers; offer equipment re-rental services and provide on-site support to our customers; and provide ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

Our classic fleet includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction and lighting. Our equipment rental business is supported by ProSolutionsR, our industry-specific solutions-based services, which includes power generation, climate control, remediation and restoration, pump, trench shoring, studio and production equipment, and our ProContractor professional grade tools.

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

The growth and financial health of the North American equipment rental industry is driven by a number of factors including economic trends, non-residential construction activity, capital investment in the industrial sector, repair, maintenance and overhaul spending, government spending and demand for construction and other rental equipment generally, including for remediation and re-building efforts related to natural disasters. We believe that companies have increasingly turned to the equipment rental market to manage their capital needs, which allows our customers to operate their businesses without incurring the significant acquisition cost and maintenance expense associated with owning their own equipment fleet. We believe the trend from equipment ownership to rental in the North American construction industry will continue in the near term.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

Our Competitive Strengths
Our competitive strengths include the following:
A Market Leader in North America with Significant Scale and Broad Footprint—We believe we are one of the largest equipment rental companies in the North American equipment rental industry, with an estimated 3% market share by revenue and 312 locations in 40 states in the United States and five provinces in Canada. Our scale compared to most of our competitors provides us with a number of significant competitive advantages including:

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

Diverse Customer Markets—We provide equipment rental services to customers in a wide variety of large markets, including contractors in commercial and residential construction, specialty and remediation and environmental sectors; industrial, including energy, chemical processing and manufacturing; infrastructure, such as highway and bridges, railroads and sewer and waste disposal; and other industries such as facilities management and entertainment production and services. We believe that diversification of our customer base reduces our exposure to any particular market.

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

Established National Accounts Program—Our national account program provides us with longer rental durations for much of our equipment, with many of our larger customers renting equipment from us for use in large, complex projects. These arrangements provide a number of additional benefits, including recurring revenue, attractive credit profiles, improved fleet utilization and enhanced presence in new markets. National accounts represented 44% of equipment rental revenue for the year ended December 31, 2021. Through our national customer relationship program, our sales teams serve as a single point of contact for those customers' equipment rental needs. This enables us to be a full end-to-end solutions provider.

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

Experienced Senior Leadership Team—We have an experienced senior leadership team committed to maintaining operational excellence with an average of approximately 22 years of experience in the equipment rental and heavy equipment industries. Our senior leadership team has extensive knowledge of all aspects of these industries, particularly in North America. Our team is dedicated to providing our customers a quality rental experience and is committed to further improving our performance capabilities.

Our Strategy
Our long-term strategy is focused on the following priorities: grow the core and expand specialty; elevate technology; integrate environmental, social and governance ("ESG") and allocate capital.

Grow the Core and Expand Specialty—We are focusing on growing our core equipment, which includes aerial, earth moving, material handling, trucks and trailers, air compressors, compaction and lighting, by investing in more equipment on existing locations to leverage our network. We are expanding our footprint in North America, with a focus on increasing the number of branches in major urban markets through opening new greenfields and targeting strategic acquisitions. Focusing on urban markets allows us to reach diverse end markets and provides a broad customer base. Growing our diverse core equipment rental fleet provides a range of solutions for a variety of customers in these dynamic markets.

We also seek to achieve ongoing growth via our strategy to expand and diversify our revenues through a broader mix of equipment that increases the range of customers and markets we serve. We are growing our ProSolutionsR business which offers specialized equipment and services, including technical expertise and customized solutions, for customers and projects, as well as our ProContractor business, which focuses on professional grade tools and equipment that meet their needs. We will continue to offer a comprehensive equipment rental fleet to maintain our market leadership.

Our footprint expansion includes locations dedicated to our ProSolutionsR and ProContractor business to better support our growing specialty equipment and services operations. We will continue to pursue initiatives that allow us to drive more volume through existing branches and we will also take advantage of cross-selling opportunities to increase our share of our customers’ total rental spend.

Elevate Technology—We are elevating the use of technology across the rental consumption chain by making significant investments in our digital platforms and are leveraging the knowledge that we have in serving customers for over fifty years to ensure that those investments create value throughout the rental experience. We are committed to delivering technology that enables us to drive improvements in customers’ efficiency and productivity. Our redesigned customer platform will be based in data-driven business intelligence. We will offer a self-service model in which our customers will have a real-time view into equipment availability through both a mobile and desktop view. They will be presented with spot market pricing models and logistics options and can create their own equipment orders based on the information provided. Our customers will be able to manage their equipment, rental contracts, and accounts through our technology platform and will also be able to use self-service tools to act upon rental decisions such as extending a contract, adding equipment, or indicating that a job is complete.

Integrate ESG—The equipment rental industry highlights the benefits of a sharing economy by minimizing manufacturing and materials purchasing, and the subsequent reduction of related emissions and pollutants that have been associated with negative impacts to our environment. In addition, by maintaining premium rental equipment and updating it annually, with investments in state-of-the-art fuel- and energy-efficient equipment, we assist our customers to achieve their environmental goals and to operate more cost efficiently than if they were to purchase equipment they don't fully utilize.

We have established three major initiatives to be completed by 2030, using 2019 as our base year for measurement. We intend to reduce our greenhouse gas emission intensity by 25%; reduce our non-toxic waste intensity to landfill by 25%, and continue to improve our safety annually, with a Total Reportable Incident Rate of 0.49 or lower.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

Allocate Capital—We are committed to delivering long-term sustainable value for shareholders with a balanced, disciplined, and opportunistic approach to capital deployment. Over the past five years, we have laid the foundation for growth and as we continue to invest in the business we will generate surplus capital that we intend to allocate through further investment in rental equipment, strategic acquisitions and distributions to shareholders with the introduction of a quarterly dividend that began in the fourth quarter of 2021.

Our Products and Services
Our principal products and services are described below.

Equipment Rental—We offer for rent, on an hourly, daily, weekly or monthly basis, equipment from a variety of leading, globally known original equipment manufacturers, with which we maintain strong relationships. The equipment is typically new at the time of acquisition and is not subject to any repurchase program. As of December 31, 2021, the average age of our equipment fleet was 49 months.

As of December 31, 2021, our rental fleet consisted of equipment with a total original equipment cost, based on the guidelines of the American Rental Association, of $4.38 billion. The following table provides a breakdown of the composition of our equipment rental fleet based on original equipment cost:

	% of Original Equipment Cost
	December 31,
Equipment Type	2021	2020
Aerial	23.5%	23.6%
Material Handling	17.7%	17.3%
Earthmoving	13.9%	13.5%
Specialty	23.5%	23.2%
Other	21.4%	22.4%

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

Our Customers
We have a wide range of customers across diverse markets with a large base of local small to mid-size customers as well as customers seeking specialty solutions or equipment. The principal markets we serve, based on our customers’ Standard Industrial Classification (“SIC”) codes, are as follows:
•Contractors - We serve various types of contractors in non-residential and residential construction, specialty trade, restoration, remediation and environment and facility maintenance. Contractor business represented approximately 32% of our equipment rental revenue for the year ended December 31, 2021.
•Industrial - We serve industrial customers across a broad range of industries, including refineries and petrochemical operations, industrial manufacturing including automotive and aerospace, power, metals and mining, agriculture, pulp, paper and wood and food and beverage. We believe that key drivers of growth within the industrial market include increased levels of spending on industrial capital and maintenance, repairs and overhaul. Industrial customers represented approximately 29% of our equipment rental revenue for the year ended December 31, 2021.
•Infrastructure and Government - We serve our infrastructure customers across a wide range of projects such as highways and bridges, sewer and waste, railroads and other transportation, utilities as well as all governmental spending. Infrastructure and government represented approximately 17% of our equipment rental revenue for the year ended December 31, 2021.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

•Other Customers - In addition, we serve a variety of other customers across a diverse range of industries, including commercial facilities, hospitality, healthcare, recreation, entertainment production and special event management. These customers collectively represented approximately 22% of our equipment rental revenue for the year ended December 31, 2021.

We operate in mid-size and large urban markets serving a wide range of industries, which enables us to reduce exposure to any single customer or market, with no single customer making up more than 3% of our equipment rental revenue for the years ended December 31, 2021, 2020 or 2019. Our footprint and broad customer base also assist in reducing the seasonality of our revenues and the impact from any one market's cycle.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

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

Human Capital Management
As of December 31, 2021, we employed approximately 5,600 people, some of whom are covered by a variety of union contracts and, in the case of Canadian employees, have governmental regulations affecting, among other things, compensation, job retention rights and pensions. Approximately 450 employees in the United States and 110 employees in Canada are covered by collective bargaining arrangements and we believe that our relations with the labor unions are good. We also employ a number of temporary workers, and engage outside services, as is customary in the industry, principally for the movement of rental equipment between rental locations and the movement of rental equipment to and from customers’ job sites.

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

Safety communications include an annual commitment to safety and ongoing safety reminders from the CEO, monthly "Safety Thoughts" messages that reinforce safety awareness and behaviors at work and at home, safety boards at every branch that serve as a dedicated resource for safety-related information, and morning stretch and safety huddles at all locations to help get every working day off to a safe start. We strive for the “Perfect Day” which is defined as a working day across our company with (i) no OSHA recordable incidents, (ii) no Department of Transportation violations and (iii) no “at fault” motor vehicle accidents. All of our branches achieved at least 98% Perfect Days in 2021.

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

We track and share standard safety performance metrics throughout the organization, such as the OSHA Total Recordable Incident Rate ("TRIR"), the Days Away/Restricted Transfer Rate ("DART") and Lost Time Case Rate ("LTC"). During the year ended December 31, 2021, we had a TRIR of 0.98, a DART of 0.70 and LTC of 0.24.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

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

Training and Talent Development—We are committed to the continued development of our employees and offer learning and development opportunities spanning instructor-led and online, on-demand courses that support improved performance and effectiveness as well as personal and professional growth. These opportunities apply to all employees across all stages of career progression and job responsibilities. More than a dozen instructor-led courses enhance employees' sales, managerial leadership and role-specific skills, such as our ProDriver Academy, Yard-to-Driver program, Shop and Counter Operations, and a Professional Development Series designed to improve the skills necessary to navigate and succeed in the workplace. In 2021, our employees enhanced their skills through approximately 219,000 hours of training focused in the areas of safety, customer service, sales fundamentals, process and tool training, management basics and soft skills, leveraging nearly 35,000 unique training assets and programs.

Strategic talent review and succession planning occur on a planned cadence annually. The CEO and CHRO meet regularly with senior leadership and the Board of Directors to review succession plans. We seek to provide opportunities for our employees to grow their careers by increasing our focus on internal talent mobility, which resulted in filling many open management positions internally during the year ended December 31, 2021.

Inclusion and Diversity—We strive to build a team that reflects the variety of people, cultures and communities we interact with to create an inclusive, productive environment. We believe that varied perspectives best leverage employee talents, leading to creative thinking, open communication and greater customer and team engagement. Members of our recruiting team have earned or are in the process of earning, the AIRS Certified Diversity Recruiter designation, which provides the knowledge and tools to create an effective plan for recruiting a diverse and inclusive workforce. As of December 31, 2021, women represented approximately 12% of our workforce and 15% of our managerial roles. As of December 31, 2021, people of color represented approximately 30% of our workforce and 14% of our managerial roles. Additionally, 40% of our non-employee members of the Board of Directors are women or people of color.

Our efforts to build an inclusive team led to the creation of two employee resource groups, Women in Action and the Veterans Resource Group. Women in Action seeks to empower, support and develop women by facilitating the exchange of knowledge and experiences through learning opportunities as well as with internal and external networking events. Similarly, the Veterans Resource Groups offers veterans a community of support, networking, collaboration, learning and sharing. As of December 31, 2021, approximately 490 of our employees have self-reported as veterans.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

There is an increasing global regulatory focus on greenhouse gas ("GHG") emissions and their potential impacts relating to climate change. Future laws, regulations or policies in response to concerns over GHG emissions such as carbon taxes, mandatory reporting and disclosure obligations and changes in procurement policies could significantly increase our operational and compliance burdens and costs. We monitor developments in climate-change related regulation for their potential effect on us and also have a sustainability program that seeks to mitigate our impact on the environment, including targets to reduce our GHG emissions. Based on the conditions currently known to us, we do not believe that any pending or likely remediation and compliance costs will have a material adverse effect on our business. We cannot be certain, however, as to the potential financial impact on our business if new adverse conditions are discovered, or compliance requirements become more stringent.See Item 1A "Risk Factors—Other Operational Risks."

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
•a prolonged or recurring shutdown of the U.S. and Canadian federal, state, provincial and local governments;
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

We are dependent on our relationships with key suppliers to obtain equipment for our business.

We are dependent on suppliers for access to the equipment and other products we offer and use throughout our network of branches. If we fail to have or maintain adequate relationships with suppliers or if we fail to timely receive equipment and products from our suppliers, then our competitive position may be harmed and our results of operations and/or cash flows may be negatively impacted. In addition, the prices of equipment and products have significantly increased in the past twelve months and there continues to be inflationary pressures that could further increase such costs. We may not be able to pass on these costs to our customers, which could have a material adverse impact on our results of operations and/or cash flows.

We have experienced, and in the future are likely to experience, lack of access to and delays in receipt of equipment and products from suppliers. For example, the rapid increase in demand as the COVID-19 pandemic wanes has caused, and is expected to continue to cause, significant stress on global supply chains. Unavailability of, and delays in obtaining, equipment and products may result from a number of factors affecting our suppliers including capacity constraints, labor shortages or disputes, supplier product quality issues, suppliers’ impaired financial condition and suppliers’ allocations to other purchasers. These risks are increased in a weak economic environment or when demand increases coming out of an economic downturn. Such disruptions have resulted and could further result in our inability to effectively meet our customers’ needs, impair our ability to execute our growth plans and could result in a material adverse effect on our results of operations, financial condition, and/or cash flows.

A widespread outbreak of an illness or any other communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition.

A widespread outbreak of epidemic, pandemic, or contagious diseases in the human population, including the COVID-19 pandemic, could cause a widespread public health crisis that results in economic and trade disruptions that could negatively impact our business and the businesses of our customers.

While the pandemic's impact on social and economic conditions has begun to subside, the extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on economic activity, all of which are uncertain and cannot be predicted. An extended period of economic disruption could materially affect our business, results of operations, access to sources of liquidity, particularly our cash flow from operations, and financial condition.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
Pending rules and regulations concerning mandatory COVID-19 vaccination could impact our ability to attract and retain talent and negatively impact our operations.

On September 9, 2021, President Biden issued an executive order requiring all employers with certain U.S. government contracts to ensure that their U.S.-based employees, contractors and subcontractors, that work on or in support of U.S. government contracts, are fully vaccinated against COVID-19 (the “Executive Order”). The Executive Order includes on-site and remote U.S.-based employees, contractors and subcontractors and provides for limited medical and religious exceptions.

In addition, on September 9, 2021, President Biden announced that he directed Occupational Safety and Health Administration ("OSHA") to develop an Emergency Temporary Standard (the “OSHA ETS”) mandating either the full vaccination against COVID-19 or weekly testing of employees for employers with 100 or more employees. The OSHA ETS does not apply to those employees covered by the Executive Order. On January 13, 2022, the U.S. Supreme Court stayed the OSHA ETS and OSHA subsequently withdrew it.

The Executive Order is currently the subject of active litigation and OSHA is pursuing rulemaking to implement its proposed mandate (the "OSHA Proposed Rule"). Additional vaccine mandates may be announced in jurisdictions in which our businesses operate, such as New York City, which recently issued its own mandate. It is currently not possible to predict with certainty the impact the Executive Order, the OSHA Proposed Rule or any similar state or local mandate will have on our workforce. As a contractor to the U.S. federal government and many state and local governments, employees that service or support our government contracts would be required to be fully vaccinated against COVID-19 if a vaccine mandate is upheld by the courts. Employees who are not subject to the Executive Order and who are not fully vaccinated may be subject to other mandates that require vaccination or weekly COVID-19 testing.

We are unable to predict the impact the pending rules and regulations would have on us. Implementation of the Executive Order, the OSHA Proposed Rule and/or other mandates may impact our ability to recruit and retain talent, including the potential increase in attrition of critically skilled labor, reduce employee morale, and impair our ability to attract labor needs, which could adversely affect our business, results of operations, or financial condition. In addition, a vaccine or testing mandate may have the effect of increasing costs, straining company resources, and interrupting operations, which could adversely affect our business, results of operations, or financial condition.

Our business is heavily reliant upon communications networks and centralized IT systems and the concentration of our systems creates or increases risks for us, including the risk of the misuse or theft of information as a result of cybersecurity breaches or otherwise, which could harm our brand, reputation or competitive position and give rise to material liabilities.

We rely heavily on communication networks and IT systems, including the Internet, to process rental and sales transactions, manage our pricing, manage our equipment fleet, manage our financing arrangements, pay suppliers and other third parties, collect from our customers, account for our activities and otherwise conduct our business and report our financial results. Our major IT systems and accounting functions are centralized in a few locations. Any disruption, termination or substandard provision of these services, whether as the result of computer or telecommunications issues (including operational failures, ransomware or other computer malware), localized conditions (such as a power outage, fire or explosion) or events or circumstances of broader geographic impact (such as an earthquake, storm, flood, other natural disaster, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal operations. Our systems are also regularly subject to cyber attacks (such as business e-mail compromise or other social engineering attacks) which, if successful, could have a materially adverse affect on our ability to operate our business and negatively impact our reputation.

We regularly possess, store and handle non-public information about individuals and businesses, including both credit and debit card information and other sensitive and confidential personal information. In addition, our customers regularly transmit confidential information to us via the Internet and through other electronic means. Our facilities and systems and those of our third-party service providers may contain defects in design or manufacture or other problems that could compromise information security, and are also subject to the risk of human error. Unauthorized parties also may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, and these attacks are increasing in their frequency, sophistication and intensity. Many of the techniques used to obtain unauthorized access, including malware and other malicious software programs, are difficult to detect or anticipate until launched against a target and we may be unable to prevent, contain or detect cyberattacks, cyberterrorism, security breaches or other compromises or implement adequate preventative measures.

A compromise of our security systems resulting in unauthorized access to certain personal information about our customers, distributors or employees could adversely affect our corporate reputation as well as our operations, and could result in litigation

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

Our business continues to demand the use of sophisticated systems and technologies, including digital tools, SaaS offerings and cloud computing. As a result, we devote significant time and expense in maintaining, upgrading or replacing our systems and technologies in order to meet customers' demands and expectations. These types of activities subject us to additional costs and inherent risks associated with maintaining, upgrading, replacing and changing these systems and technologies, including impairment of our ability to manage our business, loss of customer confidence and business, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, demands on management time, training our employees to operate the systems, and other risks and costs of delays or difficulties in transitioning to, or integrating, new systems and technologies into our current business. We rely on certain third party software providers to maintain and periodically upgrade many of these systems and technologies so that they can continue to support our business. Further, the software programs supporting our business are licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade our systems and technologies would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner.

In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technologies, maintenance or adequate support of outdated or other existing systems and technologies could disrupt or reduce the efficiency of our business operations and could have an adverse effect on our operations if not anticipated and appropriately mitigated. Our competitive position may be adversely affected if we are unable to maintain, upgrade or replace systems and technologies that allow us to manage our business in a competitive manner. We also may not achieve the benefits that we anticipate from an upgraded or replaced system and technology. Additionally, any failure of a system or technology could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations.

We may fail to respond adequately to changes in technology and customer demands.

In recent years, our industry has been characterized by rapid changes in technology and customer demands. For example, industry participants have taken advantage of new technologies, including digital tools, SaaS offerings and cloud computing, to improve fleet efficiency, decrease customer wait times and improve customer satisfaction. Our ability to continually improve our current processes and customer-facing tools in response to changes in technology or in customer expectations is essential in maintaining our competitive position and maintaining current levels of customer satisfaction. We may experience technical or other difficulties that could delay or prevent the development or implementation of new technologies. We also may not achieve the benefits that we anticipate from new technologies we develop or implement. The effects of these risks may, individually or in the aggregate, materially adversely affect our results of operations, liquidity and cash flows.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

Our ability to successfully execute on our business plan depends upon the contributions of our senior management team as well as other key talent including our dedicated sales force and trades talent such as drivers and mechanics. In recent years, we have experienced increasing competition for available talent in the North American workforce as reflected by the low unemployment rate and shortages of available industry trades talent. As a result, we could experience inefficiencies or a lack of business continuity due to employee turnover, new employees’ lack of historical knowledge and lack of familiarity with the business processes, operating requirements, policies and procedures, and key information technologies and related infrastructure used in our day-to-day operations and financial reporting. Historically we have noted a ramp-up period before new members of our sales organization typically achieve a level of sales comparable to those we have employed for a longer period of time. We may also experience additional costs as new employees learn their roles and gain necessary experience, in addition to the cost of hiring new individuals. It is important to our success that newly hired team members quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. Further, if we cannot meet our needs for IT staff, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems.

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

An "ownership change" could limit our ability to utilize tax attributes, including net operating losses, capital loss carryovers, excess foreign tax carryforwards, and credit carryforwards, to offset future taxable income. As of December 31, 2021, we had

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
unutilized U.S. federal net operating loss carryforwards of approximately $443.9 million. Our ability to use such tax attributes to offset future taxable income and tax liabilities may be significantly limited if we experience an "ownership change" as defined in Section 382(g) of the Code. In general, an ownership change will occur if and when the percentage of Herc Holdings’ ownership (by value) of one or more "5-percent shareholders" (as defined in the Code) has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally should be subject to an annual limitation on its pre-ownership change tax loss carryforward which accumulates each year to the extent that there is any unused limitation from a prior year. The limitation on our ability to utilize tax losses and credit carryforwards arising from an ownership change under Section 382 depends on the value of our equity at the time of any ownership change. If we were to experience an "ownership change,” it is possible that a significant portion of our tax loss carryforwards could expire before we would be able to use them to offset future taxable income. Many states have adopted the federal Section 382 rules and therefore have similar limitations with respect to state tax attributes.

Other Operational Risks

Any decline in our relationships with our key national account customers or the amount of equipment they rent from us could materially adversely affect our business, financial position, results of operations and cash flows.

Our business depends on our ability to maintain positive relations with our key national account customers, which collectively accounted for 44% of our rental revenue in 2021. We cannot assure you that all of these relationships will continue at current levels or on current terms. Our contracts with our customers generally do not obligate them to rent equipment from us. Revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue in future periods or, if continued, may not reach or exceed historical levels in any period. Further, if our key customers fail to remain competitive in their respective markets or encounter financial or operational problems, our business, financial position, results of operations and cash flows may be materially adversely affected.

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

As our rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, and the risk of fleet equipment being out of service, generally increase. As of December 31, 2021, the average age of our rental equipment fleet was approximately 49 months. Determining the optimal age at disposition for our rental equipment is subjective and requires considerable estimates by management. We have made estimates regarding the relationship between the age of our rental equipment, the maintenance and repair costs, the availability of our fleet and the market value of used equipment. It is possible that we may allow the average age of our rental equipment fleet to increase, which could increase our costs for maintenance and repair and likely would negatively impact the market value of such equipment at the time of its disposition. If maintenance and repair costs are higher than estimated or in-service times or market values of used equipment are lower than estimated, our financial condition, results of operations, liquidity and cash flows could be materially adversely affected.

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

Our operations are subject to numerous national, state, provincial and local laws and regulations governing environmental protection and occupational health and safety matters. These laws govern such issues as wastewater, storm water, solid and hazardous wastes and materials, air quality and matters of workplace safety. Under these laws and regulations, regardless of fault we may be liable for, among other things, the cost of investigating and remediating contamination at our sites as well as sites to which we have sent hazardous wastes for disposal or treatment, and also fines and penalties for non-compliance. We use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from storage tanks at certain of our locations. We also indemnify various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expense or related natural resource damages for which we may be held responsible could be substantial. We cannot predict the potential financial impact on our business if adverse environmental, health, or safety conditions are discovered, or environmental, health, and safety requirements become more stringent. As of December 31, 2021 and December 31, 2020, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" were $0.3 million and $0.4 million, respectively. If we are required to incur environmental, health, or safety compliance or remediation costs that are not currently anticipated by us, our financial position, results of operations and cash flows could be materially adversely affected, depending on the magnitude of the cost.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

Our strategy includes growth through the acquisition of other companies or service lines of other businesses that either complement or expand our existing business. We also may consider the divestiture of some of our businesses. Any acquisitions or divestitures we may seek to consummate will be subject to the negotiation of definitive agreements, satisfactory financing arrangements and applicable governmental approvals and consents, including under applicable antitrust laws, such as the Hart-Scott-Rodino Act. We cannot assure you that we will be able to identify suitable transactions and, even if we are able to identify such transactions, that we will be able to consummate any such acquisitions or divestitures on acceptable terms. Any future acquisitions or divestitures we pursue may involve a number of risks, including some or all of the following:

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

Labor contracts covering the terms of employment of approximately 450 employees in the U.S. and 110 employees in Canada were in effect as of December 31, 2021 under approximately 20 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Union of Operating Engineers. These contracts are renegotiated periodically. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

As of December 31, 2021, we had total outstanding debt of approximately $1.9 billion, including our outstanding senior notes and the amounts drawn under our credit facilities. This significant indebtedness requires us to dedicate a significant portion of our cash flows from operations and investing activities to make payments on our debt, which reduces the amount available for working capital, capital expenditures or other general corporate purposes and which decreases our profitability and cash flow. We cannot assure you that we will maintain financing activities and cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In addition, our indebtedness could materially adversely affect us. For example, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our credit facilities, resulting in possible defaults on, and acceleration of, such indebtedness; (ii) be difficult to refinance or borrow additional funds in the future; (iii) increase our vulnerability to, and limit our flexibility to plan for, or react to, general adverse economic and industry conditions, (iv) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; (v) limit our ability to declare and pay dividends; and (vi) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins. There is also a risk that one or more of the financial institutions providing commitments under our revolving credit facilities could fail to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected. Our ability to manage these risks will depend, among other things, on financial market conditions as well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described above under “—Risks Related to Our Business.”

If our capital resources (including borrowings under our financing arrangements and access to other refinancing indebtedness) and operating cash flows are not sufficient to pay our obligations as they mature or to fund our liquidity needs, we may be

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
forced, among other things, to do one or more of the following: (i) sell certain of our assets; (ii) reduce the size of our rental fleet; (iii) reduce or delay capital expenditures; (iv) reduce or eliminate our dividend; (v) obtain additional equity capital; (vi) forgo business opportunities, including acquisitions and joint ventures; or (vii) restructure or refinance all or a portion of our debt before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. If we cannot refinance or otherwise pay our obligations as they mature and fund our liquidity needs, our business, financial condition, results of operations, cash flows, liquidity, ability to obtain financing and ability to compete could be materially adversely affected.

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

We are unable to predict whether significant amounts of our common stock will be sold in the open market or the potential negative effects that these sales could have on the price of our common stock. Certain shareholders, most notably affiliates of Carl Icahn and Mario Gabelli, have accumulated significant amounts of our common stock. Sales or distributions of substantial

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
amounts of our common stock in the public market, or the perception that such sales or distributions will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future. As of December 31, 2021, there were 29.7 million shares of our common stock outstanding, which are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless held or acquired by our “affiliates” as that term is defined in Rule 144 under the Securities Act. In addition, all shares of our common stock acquired upon exercise of stock options and other equity-based awards granted under our stock incentive plan also will be freely tradable under the Securities Act unless acquired by our affiliates, as will shares acquired by our employees under our employee stock purchase plan. Approximately 2.6 million shares of common stock have been issued or are reserved for issuance under our stock incentive plan and our employee stock purchase plan.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of February 4, 2022, we had 312 locations in the United States and Canada. We also operate regional headquarters, sales offices and service facilities in the foregoing countries in support of our equipment rental operations. Our principal executive offices are located in Bonita Springs, Florida.

As of December 31, 2021, we owned approximately 7% of the locations from which we operate our equipment rental business, with the remainder leased. Those leases are typically triple net leases, where Herc is responsible for the ongoing expenses of the property, including real estate taxes, insurance, and maintenance, in addition to paying rent and utilities.
Our rental locations generally are located in industrial or commercial zones. A growing number of locations have highway or major thoroughfare visibility. The typical location includes a customer reception area, an equipment service area and storage facilities for equipment. Most branches have stand-alone maintenance and fueling facilities and showrooms.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 3. LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 17, "Commitments and Contingencies" of our consolidated financial statements included in Part II, Item 8 of this Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant
The name, age, position and a description of the business experience of each of our executive officers is provided below. There is no family relationship among the executive officers or between any executive officer and a director.

Name	Age	Position
Lawrence H. Silber	65	President and Chief Executive Officer, Director
Mark H. Irion	55	Senior Vice President and Chief Financial Officer
Christian J. Cunningham	60	Senior Vice President and Chief Human Resources Officer
Aaron D. Birnbaum	56	Senior Vice President and Chief Operating Officer
Tamir Peres	52	Senior Vice President and Chief Information Officer
S. Wade Sheek	45	Senior Vice President, Chief Legal Officer and Secretary
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

HERC HOLDINGS INC. AND SUBSIDIARIES

Executive Officers of the Registrant (continued)
Tamir Peres. Mr. Peres joined the Company in September 2017 from Sunoco Logistics, a publicly-traded, midstream energy company, where he served as vice president and chief information officer since 2012, leading the Sunoco Logistics Information Technology group. From 2005 to 2012, Mr. Peres held the position of director of corporate information technology at Sunoco, Inc., where he was responsible for all strategic and tactical aspects of technology across the Refining and Supply, Retail Marketing, Chemicals, Logistics and Coke business units. He was previously director of Worldwide Financial Systems for Kulicke & Soffa Industries, Inc., a global manufacturer and supplier of semiconductor equipment, and before that he worked for Ernst & Young, including as an audit senior in its Assurance Services area.
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

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY

Common Stock and Registered Holders

Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "HRI". On February 4, 2022, there were 1,384 registered holders of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in "street name."

Share Repurchase Program
In March 2014, Hertz Holdings announced a $1.0 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us, as the successor to Hertz Holdings, to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount. The timing and extent to which we repurchase shares will depend upon, among other things, market conditions, share price, liquidity targets, contractual restrictions and other factors. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the year ended December 31, 2021. As of December 31, 2021, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $395.9 million.

Dividends
On February 8, 2022, the Company declared a quarterly dividend of $0.575 per share to record holders as of February 23, 2022, with payment date of March 10, 2022. The agreements governing our indebtedness restrict our ability to pay dividends. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends," in this Report.

Recent Performance

The following graph compares the cumulative total stockholder return on Herc Holdings common stock from July 1, 2016, the first day of trading for our stock on the NYSE, through December 31, 2021, with the cumulative total returns of the Standard & Poor's Small Cap 600 Index and an industry peer group. The industry peer group is comprised of publicly traded companies participating in the equipment rental industry and other relevant companies of comparable size in the broader industry in which we compete. Our industry peer group is comprised of Applied Industrial Tech Inc., Ashstead Group plc, Beacon Roofing Supply, Inc., Fastenal Company, GATX Corp., H&E Equipment Services, KAR Auction Services Inc., McGrath RentCorp, NOW Inc., Pool Corp., Ritchie Bros. Auctioneers Incorporated, Triton International Ltd., Watsco Inc., WillScot Mobile Mini Holdings Corp. and United Rentals, Inc.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

The graph assumes that $100 was invested on July 1, 2016 over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. The cumulative total return calculation for Herc Holdings is based on stock price appreciation and payment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

ITEM 6. RESERVED

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2021 Overview

Our results for 2021 reflect the strong demand in the rental industry as demonstrated by our equipment rental revenues of $1.9 billion, an increase of 23.8% over the COVID-19 impacted 2020, and 12.3% over 2019. Many of the challenges our business faced with the COVID-19 pandemic eased during 2021 as restrictions on businesses were lifted and many projects that had been delayed resumed throughout the year. Additionally, our pricing increased 2.1% during 2021.

Many costs normalized during 2021 with increased volume as the COVID-19 related restrictions eased throughout the year, however, we continued to execute on company-wide initiatives to increase our margins and profitability, resulting in an increase in net income to $224.1 million from $73.7 million in 2020.

We invested significantly in our rental equipment as part of our long-term capital expenditure plans, adding rental equipment in high growth markets in response to customer demand and to position ourselves for growth into 2022. Additionally, during 2021, we completed eleven acquisitions totaling a net cash outflow of $431.0 million. These acquisitions support our long-term strategy to achieve greater density and scale in select urban markets across North America to better serve both our local and national customers.

COVID-19 Update

We continue to monitor the ongoing impact of the COVID-19 pandemic, including the effects of recent notable variants of the virus. The health and safety of our employees, customers, and the communities in which we operate remains our top priority. We remain focused on the safety and well-being of our employees, customers and communities as we maintain a high-level of service to our customers. We continue to communicate frequently throughout the organization to reinforce our health and safety guidelines, informed by the Center for Disease Control recommendations.

Our employees, suppliers, customers and others have been and may continue to be restricted or prevented from conducting normal business activities, including as a result of shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. Although shutdown orders and similar restrictions have been lifted in many jurisdictions in conjunction with the distribution of vaccines, challenges in achieving sufficient vaccination levels and the spread of new variants of COVID-19 have caused some governments to extend or reinstitute restrictions in certain impacted areas.

During 2021, customer demand improved as the government rolled out the distribution of vaccines and lifted COVID-19 related restrictions, which opened up local economic activity. Despite the recovery we are seeing, the impact of the COVID-19 pandemic continues to evolve and the economic recovery could be slowed or reversed by a number of factors, including a widespread resurgence in COVID-19 infections, whether due to the spread of variants of the virus or otherwise, the rate of vaccinations, labor constraints, the strength of the global supply chain, and government actions, including the rate in which governments are re-opening businesses or, in certain jurisdictions, reversing re-opening decisions. We cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted, however, we believe we are well-positioned to operate effectively through the present environment.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

	Year Ended December 31,
($ in millions)	2021	2020	$ Change	% Change
Equipment rental	$1,910.4	$1,543.7	$366.7	23.8%
Sales of rental equipment	113.1	198.5	(85.4)	(43.0)
Sales of new equipment, parts and supplies	30.1	28.2	1.9	6.7
Service and other revenue	19.5	10.9	8.6	78.9
Total revenues	2,073.1	1,781.3	291.8	16.4
Direct operating	850.3	689.2	161.1	23.4
Depreciation of rental equipment	420.7	403.9	16.8	4.2
Cost of sales of rental equipment	93.3	203.6	(110.3)	(54.2)
Cost of sales of new equipment, parts and supplies	20.3	20.5	(0.2)	(1.0)
Selling, general and administrative	310.8	257.4	53.4	20.7
Impairment	3.2	15.4	(12.2)	(79.2)
Interest expense, net	86.3	92.6	(6.3)	(6.8)
Other expense (income), net	(2.2)	4.6	(6.8)	(147.8)
Income before income taxes	290.4	94.1	196.3	NM
Income tax provision	(66.3)	(20.4)	(45.9)	NM
Net income	$224.1	$73.7	$150.4	NM
NM - Not Meaningful

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Equipment rental revenue increased $366.7 million, or 23.8%. The increase was primarily due to higher volume of equipment on rent of 13.7% and positive pricing of 2.1% during 2021 over the prior year.

Sales of rental equipment decreased $85.4 million, or 43.0%, during the year ended December 31, 2021 when compared with 2020. During 2021, the decline in volume of sales was related to the increase in utilization and the strategic management of our rental equipment to maximize fleet size as part of our long-term strategy. The margin on sales of rental equipment was 17.5% in 2021 compared to a negative margin of 2.6% in 2020. The increase in margin on sale of rental equipment in 2021 was due to a larger proportion of overall volume of sales through higher margin sales channels and better pricing due to the overall strong market for used equipment.

Direct operating expenses increased $161.1 million, or 23.4%, primarily related to increases in (i) personnel-related expenses of $62.8 million resulting from increased headcount in 2021, versus limitations on overtime and furloughs in place during the second and third quarters of 2020, (ii) delivery and freight expenses of $29.4 million due to an increased volume of transactions in 2021, (iii) re-rent expense of $25.3 million due to the corresponding increase in re-rent revenue and (iv) maintenance expense of $17.4 million.
Selling, general and administrative expenses increased $53.4 million, or 20.7%. The increase was primarily due to selling expense, including commissions and other variable compensation increases, of $29.0 million, general payroll and benefits increases of $16.8 million, which includes an increase in stock compensation expense of $6.9 million, and travel expense of $3.1 million as business travel resumed to a more normal level. These increases were partially offset by a decrease in bad debt expense of $7.0 million due to the continued improvements in collections.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Impairment expense was $3.2 million during 2021 primarily related to certain rental equipment. Impairment expense in 2020 was $15.4 million and consisted of $6.3 million related to the partial impairment of a long-term receivable related to the sale of our former joint venture, $4.8 million related to certain rental equipment, $1.7 million related to a right-of-use ("ROU") asset impairment charge for two locations closed in 2019 as a result of reduced sublease assumptions due to economic conditions surrounding those locations, $1.5 million related to certain assets that were sold during 2020 and $1.1 million related to a financial reporting and consolidation system that was replaced during the fourth quarter of 2020.

Interest expense, net decreased $6.3 million, or 6.8%, during 2021 when compared with the same period in 2020. Interest expense was lower during 2021 due to lower average outstanding balances and lower weighted average interest rates on the ABL Credit Facility when compared to 2020.

Income tax provision was $66.3 million during 2021 when compared with $20.4 million for the same period in 2020. The provision during 2021 was primarily driven by the increased level of pre-tax income, non-deductible expenses, stock-based compensation, state taxes and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, funding of acquisitions and payment of dividends. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of December 31, 2021, we had approximately $1.9 billion of total nominal indebtedness outstanding.

Our liquidity as of December 31, 2021 consisted of cash and cash equivalents of $35.1 million and unused commitments of approximately $1.3 billion under our ABL Credit Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Years Ended December 31,
	2021	2020	$ Change
Cash provided by (used in):
Operating activities	$744.0	$610.9	$133.1
Investing activities	(961.3)	(207.5)	(753.8)
Financing activities	219.6	(406.0)	625.6
Effect of exchange rate changes	(0.2)	2.6	(2.8)
Net change in cash and cash equivalents	$2.1	$—	$2.1

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Operating Activities

During the year ended December 31, 2021, we generated $133.1 million more cash from operating activities compared with the same period in 2020. The increase was primarily related to improved operating results primarily resulting from higher revenues coupled with continued cost control measures. Additionally, the improvement in operating activities was related to timing of payments on accounts payable and other liabilities as compared to the same period in 2020.

Investing Activities

Cash used in investing activities increased $753.8 million during 2021 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment, non-rental capital expenditures and acquisitions. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below. Additionally, we closed on eleven acquisitions during the year ended December 31, 2021 for a net cash outflow of $431.0 million.

Financing Activities

Cash provided by financing activities increased $625.6 million during 2021 when compared with the prior-year period. Cash provided by financing activities during 2021 primarily represents our changes in debt, which included net borrowings of $251.6 million on our revolving lines of credit and securitization, which were used primarily to fund acquisitions during the year. Net repayments in the prior year period were $396.7 million.

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

	Years Ended December 31,
	2021	2020
Rental equipment expenditures	$593.8	$344.1
Disposals of rental equipment	(106.9)	(192.5)
Net rental equipment expenditures	$486.9	$151.6

Net capital expenditures for rental equipment increased $335.3 million during the year ended December 31, 2021 compared to 2020. During 2021, we increased rental equipment expenditures back to pre-pandemic levels to add select fleet in high growth markets as part of our long-term capital expenditure plans and managed disposals to respond to a tightening market to effectively manage our fleet.
In 2022, we expect our net rental equipment capital expenditures to be in the range of $820 million to $1,120 million.

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

As of December 31, 2021, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,269.2	$1,269.2
AR Facility	—	—
Total	$1,269.2	$1,269.2

As of December 31, 2021, $24.8 million of standby letters of credit were issued and outstanding under the ABL Credit Facility, none of which had been drawn upon. The ABL Credit Facility had $225.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our 2027 Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2021, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Dividends
On February 8, 2022, the Company declared a quarterly dividend of $0.575 per share to record holders as of February 23, 2022, with payment date of March 10, 2022. The declaration of dividends on our common stock is discretionary and will be determined by our board of directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors. The amounts available to pay cash dividends are restricted by our debt agreements.

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

Certain of our accounting policies, as discussed below, involve a higher degree of judgment and complexity in their application and, therefore, represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For additional discussion of our critical accounting policies and estimates, as well as our significant accounting policies, see Note 2, "Basis of Presentation and Significant Accounting Policies" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

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

Rental Equipment

Our principal assets are rental equipment, which represented 59.4% and 63.0% of our total assets as of December 31, 2021 and 2020, respectively. Rental equipment consists of equipment utilized in our equipment rental operations. When rental equipment is acquired, we use historical experience, industry residual value guidebooks and the monitoring of market conditions to set depreciation rates. Generally, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of equipment usage and the targeted age of equipment at the time of disposal. We also estimate the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed regularly based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales also can be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of rental equipment in response to changing market conditions.

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

Business Combinations

The Company has made several acquisitions and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of the acquisitions. Rental equipment is valued utilizing either a cost or market approach, or a combination of these methods, depending on the asset being valued and the availability of market data. The intangible assets that the Company has acquired are non-compete agreements, customer relationships and trade names and associated trademarks. The estimated fair values of these intangible assets reflect various assumptions about discount rates, revenue growth rates, operating margins, terminal values, useful lives and other prospective financial information. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows and may be amortized over the useful life if they are determined to be finite-lived intangible assets. Determining the fair value of the assets and liabilities acquired is judgmental in nature and can involve the use of significant estimates and assumptions.

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

Goodwill and Indefinite-Lived Intangible Assets

On an annual basis and at interim periods when circumstances require, we test the recoverability of our goodwill. Goodwill impairment is deemed to exist if the carrying value of goodwill of a reporting unit exceeds its fair value. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We have assessed the guidance and performed our analysis using our one reporting unit, North American equipment rental.

Pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles-Goodwill and Other, an entity may first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. Various factors are considered in performing the qualitative test, including macroeconomic conditions, industry and market considerations, the overall financial performance of our reporting unit, our stock price and the excess amount between our reporting unit’s fair value and carrying value as indicated on our most recent quantitative assessment.

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

In connection with our impairment analysis for goodwill and indefinite-lived intangible assets conducted as of October 1, 2021, we assessed qualitative factors as described above to determine if it is more likely than not that goodwill and indefinite-lived assets may be impaired and concluded that there was no impairment related to such assets.

Finite-Lived Intangible and Long-Lived Assets

Finite-lived intangible assets include technology, customer relationships, trade names and other intangibles. Intangible assets with finite lives are amortized over the estimated economic lives of the assets, which range from five to 14 years. These assets are primarily amortized using the straight-line method, however, certain assets may be amortized using an accelerated method that reflects the economic benefit to us. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell.

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

In accordance with ASC Topic 740, Income Taxes, the Company recognizes, in its consolidated financial statements, the impact of the Company's tax positions that are more likely than not to be sustained upon examination. The Company will determine

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

We estimate the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected term, dividend yield and risk-free interest rate. These factors combined with the stock price on the date of grant result in a fixed expense which is recorded on a straight-line basis over the vesting period. The assumed volatility was calculated based on a blend of peer group volatility and implied volatility as we did not have sufficient stock price data to calculate historical volatility at the date of grant. The assumed dividend yield is zero. The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity approximately equal to the expected term of the options, as of the grant dates.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 2, "Basis of Presentation and Significant Accounting Policies" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
Interest Rate Risk

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our ABL Credit Facility, AR Facility and cash and cash equivalents as of December 31, 2021, our pre-tax earnings would decrease by an estimated $6.5 million over a 12-month period.

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

We do not hedge our operating results against currency movement as they are primarily translational in nature. Using foreign currency forward rates as of December 31, 2021, each hypothetical one percentage point change in foreign currency movements would not have a significant impact on our revenue or earnings.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Herc Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Herc Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and December 31, 2020 and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes

As noted in Notes 2 and 15 to the consolidated financial statements, the Company recorded an income tax provision of $66.3 million as of December 31, 2021. Additionally, the Company reported a net deferred tax liability balance of $536.8 million. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management also records deferred tax assets for unutilized net operating loss carryforwards in various tax jurisdictions. Subsequent changes to enacted tax rates will result in changes to deferred taxes. Management recognizes the impact of the Company's uncertain tax positions that are more likely than not to be sustained upon examination. Management will determine whether it is more likely than not that a tax position will be sustained upon examination. Upon determination that a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements.

The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are the significant judgment by management in determining the income tax provision and in evaluating the Company’s tax positions, which in turn led to significant auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to income taxes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the income tax provision, the identification of uncertain tax positions and assessment of related liability changes, if material. These procedures also included, among others, (i) testing the completeness and accuracy of the income tax provision, including the rate reconciliation, return to provision adjustments, and permanent and temporary differences and (ii) testing the completeness of management’s uncertain tax positions.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
February 10, 2022

We have served as the Company’s auditor since 2013.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$35.1	$33.0
Receivables, net of allowances of $13.6 and $15.5, respectively	388.1	301.2
Other current assets	46.5	32.9
Total current assets	469.7	367.1
Rental equipment, net	2,665.3	2,260.4
Property and equipment, net	308.4	290.4
Right-of-use lease assets	413.7	255.9
Intangible assets, net	388.7	295.9
Goodwill	231.5	100.5
Other long-term assets	13.1	18.2
Total assets	$4,490.4	$3,588.4
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$15.2	$15.8
Current maturities of operating lease liabilities	38.7	32.1
Accounts payable	280.6	125.8
Accrued liabilities	195.4	154.3
Total current liabilities	529.9	328.0
Long-term debt, net	1,916.1	1,651.5
Financing obligations, net	111.2	114.5
Operating lease liabilities	387.4	234.1
Deferred tax liabilities	536.8	474.0
Other long-term liabilities	32.1	44.3
Total liabilities	3,513.5	2,846.4
Commitments and contingencies (Note 17)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 32.4 and 32.1 shares issued and 29.7 and 29.4 shares outstanding	0.3	0.3
Additional paid-in capital	1,822.2	1,818.2
Accumulated deficit	(53.4)	(277.5)
Accumulated other comprehensive loss	(100.2)	(107.0)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	976.9	742.0
Total liabilities and equity	$4,490.4	$3,588.4

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Equipment rental	$1,910.4	$1,543.7	$1,701.8
Sales of rental equipment	113.1	198.5	242.8
Sales of new equipment, parts and supplies	30.1	28.2	44.0
Service and other revenue	19.5	10.9	10.4
Total revenues	2,073.1	1,781.3	1,999.0
Expenses:
Direct operating	850.3	689.2	771.1
Depreciation of rental equipment	420.7	403.9	409.1
Cost of sales of rental equipment	93.3	203.6	243.2
Cost of sales of new equipment, parts and supplies	20.3	20.5	33.3
Selling, general and administrative	310.8	257.4	294.8
Restructuring	—	—	7.7
Impairment	3.2	15.4	5.1
Interest expense, net	86.3	92.6	173.5
Other expense (income), net	(2.2)	4.6	(2.4)
Total expenses	1,782.7	1,687.2	1,935.4
Income before income taxes	290.4	94.1	63.6
Income tax provision	(66.3)	(20.4)	(16.1)
Net income	$224.1	$73.7	$47.5
Weighted average shares outstanding:
Basic	29.6	29.1	28.7
Diluted	30.4	29.4	29.1
Earnings per share:
Basic	$7.57	$2.53	$1.66
Diluted	$7.37	$2.51	$1.63

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2021	2020	2019
Net income	$224.1	$73.7	$47.5
Other comprehensive income (loss):
Foreign currency translation adjustments	1.2	3.7	11.5
Reclassification of foreign currency items to other expense (income), net	—	2.1	—
Unrealized gains and (losses) on hedging instruments:
Unrealized gains (losses) on hedging instruments	—	—	(3.6)
Reclassification into net income	—	(1.5)	—
Income tax provision related to hedging instruments	—	0.3	2.1
Pension and postretirement benefit liability adjustments:
Amortization of net losses and settlement losses included in net periodic pension cost	1.1	1.7	1.9
Pension and postretirement benefit liability adjustments arising during the period	4.8	(3.2)	3.3
Income tax provision related to pension and postretirement plans	(0.3)	(0.4)	(2.5)
Total other comprehensive income	6.8	2.7	12.7
Total comprehensive income	$230.9	$76.4	$60.2

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2018	28.5	$0.3	$1,777.9	$(391.1)	$(122.4)	$(692.0)	$572.7
Net income	—	—	—	47.5	—	—	47.5
Adoption of new accounting pronouncement	—	—	—	(7.6)	—	—	(7.6)
Other comprehensive income	—	—	—	—	12.7	—	12.7
Net settlement on vesting of equity awards	0.3	—	(3.7)	—	—	—	(3.7)
Stock-based compensation charge	—	—	19.5	—	—	—	19.5
Employee stock purchase charges	—	—	2.4	—	—	—	2.4
Exercise of stock options	—	—	0.8	—	—	—	0.8
December 31, 2019	28.8	0.3	1,796.9	(351.2)	(109.7)	(692.0)	644.3
Net income	—	—	—	73.7	—	—	73.7
Other comprehensive income	—	—	—	—	2.7	—	2.7
Net settlement on vesting of restricted stock	0.3	—	(3.0)	—	—	—	(3.0)
Stock-based compensation charge	—	—	16.4	—	—	—	16.4
Employee stock purchase charges	—	—	2.3	—	—	—	2.3
Exercise of stock options	0.3	—	5.6	—	—	—	5.6
December 31, 2020	29.4	0.3	1,818.2	(277.5)	(107.0)	(692.0)	742.0
Net income	—	—	—	224.1	—	—	224.1
Other comprehensive income	—	—	—	—	6.8	—	6.8
Net settlement on vesting of equity awards	0.2	—	(9.0)	—	—	—	(9.0)
Dividends on common stock	—	—	(15.1)	—	—	—	(15.1)
Stock-based compensation charge	—	—	23.3	—	—	—	23.3
Employee stock purchase charges	0.1	—	2.6	—	—	—	2.6
Exercise of stock options	—	—	2.2	—	—	—	2.2
December 31, 2021	29.7	$0.3	$1,822.2	$(53.4)	$(100.2)	$(692.0)	$976.9

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$224.1	$73.7	$47.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of rental equipment	420.7	403.9	409.1
Depreciation of property and equipment	55.6	54.5	54.0
Amortization of intangible assets	12.4	8.0	7.0
Amortization of deferred debt and financing obligations costs	3.2	3.4	5.2
Loss on extinguishment of debt	—	—	53.6
Stock-based compensation charges	23.3	16.4	19.5
Restructuring	—	—	5.5
Impairment	3.2	15.4	5.1
Provision for receivables allowance	28.9	31.4	48.2
Deferred taxes	53.4	11.9	10.7
Loss (gain) on sale of rental equipment	(19.8)	5.1	0.4
Other	1.9	4.7	(1.8)
Changes in assets and liabilities:
Receivables	(92.7)	(24.6)	(38.3)
Other assets	(9.4)	(7.9)	4.1
Accounts payable	22.9	(6.4)	(12.9)
Accrued liabilities and other long-term liabilities	16.3	21.4	18.7
Net cash provided by operating activities	744.0	610.9	635.6
Cash flows from investing activities:
Rental equipment expenditures	(593.8)	(344.1)	(638.4)
Proceeds from disposal of rental equipment	106.9	192.5	224.2
Non-rental capital expenditures	(48.0)	(41.4)	(56.9)
Proceeds from disposal of property and equipment	4.6	6.6	7.7
Acquisitions, net of cash acquired	(431.0)	(45.6)	(4.2)
Proceeds from disposal of business	—	24.5	—
Other investing activities	—	—	4.0
Net cash used in investing activities	(961.3)	(207.5)	(463.6)
The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows from financing activities:

Proceeds from issuance of long-term debt	—	—	1,200.0
Repayments of long-term debt	—	—	(864.5)
Proceeds from revolving lines of credit and securitization	1,131.6	528.0	1,230.0
Repayments on revolving lines of credit and securitization	(880.0)	(924.7)	(1,664.8)
Proceeds from financing obligations	—	—	4.7
Principal payments under finance lease and financing obligations	(12.9)	(13.9)	(17.2)
Debt redemption premium payment	—	—	(41.5)
Payment of financing obligation and debt financing costs	(0.1)	(0.3)	(13.3)
Dividends paid	(14.8)	—	—
Proceeds from exercise of stock options	2.2	5.6	0.8
Proceeds from employee stock purchase plan	2.6	2.3	2.4
Net settlement on vesting of equity awards	(9.0)	(3.0)	(3.7)
Net cash provided by (used in) financing activities	219.6	(406.0)	(167.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.2)	2.6	0.3
Net change in cash and cash equivalents during the period	2.1	—	5.2
Cash and cash equivalents at beginning of period	33.0	33.0	27.8
Cash and cash equivalents at end of period	$35.1	$33.0	$33.0

Supplemental disclosures of cash flow information:
Cash paid for interest	$82.7	$92.4	$130.6
Cash paid for income taxes, net	$22.8	$5.0	$7.9
Supplemental disclosures of non-cash investing activity:
Purchases of rental equipment in accounts payable	$129.1	$4.0	$—
Non-rental capital expenditures in accounts payable	$—	$1.3	$2.8
Disposals of property and equipment in accounts receivable	$—	$—	$2.4
Note receivable on disposal of joint venture	$—	$—	$19.0

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Description of Business

Herc Holdings Inc. ("Herc Holdings" or the "Company") is one of the leading equipment rental suppliers with 312 locations in North America as of December 31, 2021. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 56 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

The Company's classic fleet includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction and lighting. The Company's equipment rental business is supported by ProSolutions®, its industry-specific solutions-based services, which includes power generation, climate control, remediation and restoration, pumps, trench shoring, studio and production equipment, and its ProContractor professional grade tools.

Note 2—Basis of Presentation and Significant Accounting Policies

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

No single customer accounted for more than 3% of the Company’s equipment rental revenue during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021 and 2020, no single customer accounted for more than 5% of accounts receivable.

HERC HOLDINGS INC. AND SUBSIDIARIES
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

Useful lives are as follows:

Buildings	8 to 33 years
Service vehicles	3 to 13 years
Machinery and equipment	1 to 15 years
Computer equipment	2 to 5 years
Furniture and fixtures	1 to 10 years
Leasehold improvements	The lesser of the asset life or expected lease term including lease extension options.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Reserves for Self-Insured Claims

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

Business Combinations

The Company has made several acquisitions and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of the acquisitions. Rental equipment is valued utilizing either a cost or market approach, or a combination of these methods, depending on the asset being valued and the availability of market data. The intangible assets that the Company has acquired are non-compete agreements, customer relationships and trade names and associated trademarks. The estimated fair values of these intangible assets reflect various assumptions about discount rates, revenue growth rates, operating margins, terminal values, useful lives and other prospective financial information. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows and may be amortized over the useful life if they are determined to be finite-lived intangible assets. Determining the fair value of the assets and liabilities acquired is judgmental in nature and can involve the use of significant estimates and assumptions.

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

Indefinite-lived intangible assets, primarily the Company's trade name, are not amortized but are evaluated annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recognized in an amount equal to that excess.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Finite-Lived Intangible and Long-Lived Assets

Intangible assets include technology, customer relationships and other intangibles. Intangible assets with finite lives are amortized over the estimated economic lives of the assets, which range from five to 14 years. These assets are primarily amortized using the straight-line method, however, certain assets may be amortized using an accelerated method that reflects the economic benefit to the Company. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset.

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
The Company’s sale of rental and new equipment, parts and supplies along with certain services provided to customers are recognized under ASC Topic 606, Revenue from Contracts with Customers, ("Topic 606"). The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 92.1%, 91.5% and 89.9% of total revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the applicable accounting guidance for the Company’s revenues (in millions):

	Years Ended December 31,
	2021			2020			2019
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$1,728.9	$—	$1,728.9	$1,401.1	$—	$1,401.1	$1,549.9	$—	$1,549.9
Other rental revenue:
Delivery and pick-up	—	109.6	109.6	—	86.7	86.7	—	98.0	98.0
Other	71.9	—	71.9	55.9	—	55.9	53.9	—	53.9
Total other rental revenues	71.9	109.6	181.5	55.9	86.7	142.6	53.9	98.0	151.9
Total equipment rentals	1,800.8	109.6	1,910.4	1,457.0	86.7	1,543.7	1,603.8	98.0	1,701.8
Sales of rental equipment	—	113.1	113.1	—	198.5	198.5	—	242.8	242.8
Sales of new equipment, parts and supplies	—	30.1	30.1	—	28.2	28.2	—	44.0	44.0
Service and other revenues	—	19.5	19.5	—	10.9	10.9	—	10.4	10.4
Total revenues	$1,800.8	$272.3	$2,073.1	$1,457.0	$324.3	$1,781.3	$1,603.8	$395.2	$1,999.0

Topic 842 revenues
Equipment Rental Revenue
The Company offers a broad portfolio of equipment for rent on an hourly, daily, weekly or monthly basis, with substantially all rental agreements cancellable upon the return of the equipment. Virtually all customer contracts can be canceled by the customer with no penalty by returning the equipment within one day; therefore, the Company does not allocate the transaction price between the different contract elements.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales of Rental Equipment, New Equipment, Parts and Supplies
The Company sells its used rental equipment, new equipment, parts and supplies. Revenues recorded for each category are as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Sales of rental equipment	$113.1	$198.5	$242.8
Sales of new equipment	7.9	11.5	21.0
Sales of parts and supplies	22.2	16.7	23.0
Total	$143.2	$226.7	$286.8
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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $11.1 million and $13.8 million as of December 31, 2021 and 2020, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the years ended December 31, 2021, 2020 or 2019 that was included in the contract liability balance as of the beginning of such period.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the years ended December 31, 2021, 2020 and 2019 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2021.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	December 31, 2021	December 31, 2020
Rental equipment	$4,254.8	$3,613.5
Less: Accumulated depreciation	(1,589.5)	(1,353.1)
Rental equipment, net	$2,665.3	$2,260.4

Note 5—Property and Equipment

Property and equipment consists of the following (in millions):

	December 31, 2021	December 31, 2020
Land and buildings	$123.7	$117.3
Service vehicles	316.6	278.7
Leasehold improvements	105.6	105.8
Machinery and equipment	24.0	23.6
Computer equipment and software	76.9	75.9
Furniture and fixtures	16.0	15.6
Construction in progress	6.5	7.2
Property and equipment, gross	669.3	624.1
Less: accumulated depreciation	(360.9)	(333.7)
Property and equipment, net	$308.4	$290.4

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $55.6 million, $54.5 million and $54.0 million, respectively. Depreciation expense for property and equipment is included in "Direct operating" and "Selling, general and administrative" expenses in the Company's consolidated statements of operations.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company leases certain of its service vehicles and office equipment under finance leases. Depreciation of assets held under finance leases is included in depreciation expense. The gross amounts of property and equipment and related depreciation recorded under finance leases, included in the table above, were as follows (in millions):

	December 31, 2021	December 31, 2020
Service vehicles	$81.5	$72.7
Furniture and fixtures	1.3	0.7
	82.8	73.4
Less: accumulated depreciation	(30.8)	(32.6)
	$52.0	$40.8

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

	December 31, 2021	December 31, 2020
Land, building and leasehold improvements	$75.4	$77.4
Less: accumulated depreciation	(39.2)	(38.7)
	$36.2	$38.7

Note 6—Business Combinations

2021 Business Combinations

In August 2021, the Company completed the acquisition of substantially all of the assets of Contractors Building Supply Co. LLC ("CBS"). CBS was a full-service general equipment rental company comprising approximately 190 employees and twelve locations serving construction and industrial customers throughout Texas, as well as a location in New Mexico and Tennessee. The acquisition expands the Company's presence in Texas to 38 physical locations, which collectively provide general and specialty equipment rental solutions and related services. The aggregate consideration was approximately $190.3 million. The acquisition and related fees and expenses were funded through available cash and drawings on the senior secured asset-based revolving credit facility.

In November 2021, the Company completed the acquisition of substantially all of the assets of Rapid Equipment Rental Limited ("Rapid"). Rapid was a full-service general equipment rental company comprising approximately 110 employees and seven locations serving construction and industrial customers throughout the Greater Toronto Area. The aggregate consideration was approximately $75.4 million and is subject to a potential working capital adjustment. The acquisition and related fees and expenses were funded through available cash and drawings on the senior secured asset-based revolving credit facility.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed (in millions):

	CBS	Rapid
Accounts receivable	$11.1	$6.3
Other current assets	1.8	1.2
Rental equipment	99.3	46.4
Property and equipment	7.6	2.1
Intangibles(a)	38.2	14.5
Total identifiable assets acquired	158.0	70.5
Current liabilities	3.8	8.0
Net identifiable assets acquired	154.2	62.5
Goodwill(b)	36.1	12.9
Net assets acquired	$190.3	$75.4
(a) The following table reflects the fair values and useful lives of the acquired intangible assets identified (in millions):

	CBS	Rapid	Life (years)
Customer relationships	$35.0	$14.2	14
Non-compete agreements	3.2	0.3	5
	$38.2	$14.5

(b) The level of goodwill that resulted from the acquisitions is primarily reflective of operational synergies that the Company expects to achieve that are not associated with identifiable assets, the value of CBS's and Rapid's assembled workforce and new customer relationships expected to arise from the acquisition. All of the goodwill is expected to be deductible for income tax purposes.

The assets and liabilities for CBS and Rapid were recorded as of August 30, 2021 and November 15, 2021, respectively. The results of operations are included in the Company's consolidated results of operations as of such dates. Total revenue and income before taxes for CBS included in the consolidated statement of operations since the acquisition date are $22.0 million and $5.4 million, respectively, and for Rapid are $2.7 million and $0.2 million, respectively.

Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below (in millions) gives effect to the material 2021 acquisitions, CBS and Rapid, as if they had been completed on January 1, 2020. The unaudited pro forma supplementary data is provided for informational purposes only and is not indicative of the Company's results of operations had the acquisitions been completed on the above date, nor is it indicative of the Company's future results.

	Year Ended December 31, 2021				Year Ended December 31, 2020
	Herc	CBS	Rapid	Total	Herc	CBS	Rapid	Total
Historic/pro forma total revenues	$2,073.1	$42.9	$22.0	$2,138.0	$1,781.3	$64.3	$21.6	$1,867.2
Historic/combined pretax income (loss)	290.4	6.5	(1.9)	295.0	94.1	3.2	0.6	97.9
Pro forma adjustments to consolidated pretax income (loss):
Impact of fair value adjustments/useful life changes on depreciation(a)		2.8	(4.4)	(1.6)		3.3	(2.6)	0.7
Intangible asset amortization(b)		(3.3)	(1.6)	(4.9)		(5.0)	(1.8)	(6.8)
Interest expense(c)		(1.7)	(1.1)	(2.8)		(3.0)	(1.2)	(4.2)
Elimination of historic interest(d)		1.1	1.3	2.4		2.2	1.4	3.6
Elimination of merger related costs(e)		0.3	0.3	0.6		—	—	—
Pro forma pretax income				$288.7				$91.2
(a) Depreciation of rental equipment were adjusted for the fair value at acquisition and changes in useful lives of equipment acquired.
(b) Intangible asset amortization was adjusted to include amortization of the acquired intangible assets.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c) As discussed above, the Company funded the CBS and Rapid acquisitions using drawings on its ABL facility. Interest expense was adjusted to reflect interest on the ABL facility borrowings.
(d) Historic interest on debt that is not part of the combined entity was eliminated.
(e) Merger related direct costs primarily comprised of financial and legal advisory fees associated with the CBS and Rapid acquisitions were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date.

In addition to the acquisitions of CBS and Rapid, the Company completed the acquisitions of nine additional companies, totaling 14 locations, throughout 2021. During the second quarter, the Company acquired San Mateo Rentals and Jim-N-I Rentals, Inc. In the third quarter, the Company completed the acquisition of Dwight Crane Ltd. along with its U.S. based affiliate, LRX LLC. In the fourth quarter, the Company completed the acquisition of Reliable Equipment, LLC, SkyKing Lift Rentals, Atlantic Aerials, Inc., Central Valley Shoring, Priority Rental and Temp-Power.

2020 Business Combination

In December 2020, the Company completed the acquisition of Champion Rentals, Inc. ("Champion"). Champion was a full-service general equipment rental company comprising approximately 100 employees and four locations serving contractors and industrial, manufacturing and government customers in the Houston metropolitan area. The acquisition of Champion expanded the Company's Houston-area presence to 12 physical locations, which collectively provide general and specialty equipment rental solutions and related services. The aggregate consideration paid was approximately $47.4 million. The acquisition and related fees and expenses were funded through cash on hand.

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed (in millions):

Accounts receivable	$2.9
Other current assets	0.4
Rental equipment	27.9
Property and equipment	2.1
Intangibles(a)	7.3
Total identifiable assets acquired	40.6
Current liabilities	0.1
Net identifiable assets acquired	40.5
Goodwill(b)	6.9
Net assets acquired	$47.4
(a) The following table reflects the fair values and useful lives of the acquired intangible assets identified (in millions):

	Fair value	Life (years)
Customer relationships	$7.1	14
Non-compete agreements	0.2	5
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
The assets and liabilities were recorded as of December 30, 2020 and the results of operations are included in the Company's consolidated results of operations as of that date. Pro-forma operating results, as if the Company had completed the acquisition at the beginning of the periods presented, are not significant to the Company's consolidated statements of operations and are not presented.

Note 7—Goodwill and Intangible Assets
Goodwill
The Company performed its annual goodwill impairment test as of October 1 and determined that no impairment existed for the years ended December 31, 2021 and 2020.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the Company's goodwill (in millions):

	Years Ended December 31,
	2021	2020
Balance at the beginning of the period:
Goodwill	$775.4	$768.5
Accumulated impairment losses	(674.9)	(674.9)
	100.5	93.6

Additions	131.1	6.9
Currency translation	(0.1)	—

Balance at the end of the period:
Goodwill	906.5	775.4
Accumulated impairment losses	(675.0)	(674.9)
	$231.5	$100.5
Intangible Assets
The Company performed its annual impairment test of indefinite-lived intangible assets as of October 1 and assessed finite-lived intangible assets for impairment triggers and determined that no impairment existed for the years ended December 31, 2021 and 2020.

Intangible assets, net, consisted of the following major classes (in millions):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$113.7	$(15.0)	$98.7
Internally developed software(a)	49.6	(30.5)	19.1
Total	163.3	(45.5)	117.8
Indefinite-lived intangible assets:
Trade name	270.9	—	270.9
Total intangible assets, net	$434.2	$(45.5)	$388.7
(a)     Includes capitalized costs of $7.4 million yet to be placed into service.

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$18.7	$(10.0)	$8.7
Internally developed software(a)	39.9	(23.3)	16.6
Total	58.6	(33.3)	25.3
Indefinite-lived intangible assets:
Trade name	270.6	—	270.6
Total intangible assets, net	$329.2	$(33.3)	$295.9
(a)     Includes capitalized costs of $1.2 million yet to be placed into service.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For all intangible assets acquired during the year ended December 31, 2021, customer relationships have a weighted-average useful life of 11.7 years and non-compete agreements and other have a weighted-average useful life of 5.9 years.

Amortization of intangible assets for the years ended December 31, 2021, 2020 and 2019 was approximately $12.4 million, $8.0 million and $7.0 million, respectively. Based on the amortizable assets in-service as of December 31, 2021, the Company expects amortization expense to be approximately $22.2 million in 2022, $18.0 million in 2023, $9.6 million in 2024, $9.6 million in 2025, $9.3 million in 2026, and $41.7 million thereafter.

Note 8—Impairment

During the fourth quarter of 2021, the Company performed an impairment assessment of certain rental equipment and recorded an impairment charge of $2.8 million.

During the second quarter of 2021, an impairment charge of $0.4 million was recorded related to a ROU asset for a leased location closed in the second quarter of 2019.

During the fourth quarter of 2020, the Company performed an impairment assessment of certain rental equipment and recorded an impairment charge of $4.8 million. Additionally, the Company recorded an impairment charge of $1.1 million related to a financial reporting and consolidation system that was replaced during the fourth quarter of 2020.

During the second quarter of 2020, the Company recorded an ROU asset impairment charge of $1.7 million related to two leased locations that were closed during the second quarter of 2019 and a $1.5 million charge in connection with assets classified as held for sale at June 30, 2020.

During the first quarter of 2020, the Company recorded an impairment charge of $6.3 million on a long-term receivable related to a previous joint venture sale, the remaining balances of $4.0 million and $6.2 million are included in "Other current assets" and "Other long-term assets," respectively, in the consolidated balance sheets.

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

Note 9—Leases

The Company leases real estate, office equipment and service vehicles. The Company's leases have remaining lease terms of up to 17 years, some of which include options to extend the leases for up to 20 years. The Company has included the initial lease term and, in the case where there are options to extend, will include the option to extend if it has determined that it reasonably certain that the Company would exercise those options.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease expense consist of the following (in millions):

		Year Ended December 31,
	Classification	2021	2020
Operating lease cost(a)	Direct operating	$115.0	$83.1
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization(b)	14.5	11.1
Interest on lease liabilities	Interest expense, net	1.3	1.5
Sublease income	Equipment rental revenue	(72.5)	(46.6)
Net lease cost		$58.3	$49.1
(a) Includes short-term leases of $58.6 million and $31.4 million for the year ended December 31, 2021 and December 31, 2020, respectively, and variable lease costs of $5.1 million and $5.2 million for the year ended December 31, 2021 and December 31, 2020, respectively.
(b) Depreciation and amortization is included with direct operating expense.

Balance sheet information related to leases consists of the following (in millions):

	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease ROU assets	Right-of-use assets	$413.7	$255.9
Finance lease ROU assets	Property and equipment, net(a)	52.0	40.8
Total leased assets		$465.7	$296.7
Liabilities
Current
Operating	Current maturities of operating lease liabilities	$38.7	$32.1
Finance	Current maturities of long-term debt and financing obligations	11.4	12.2
Non-current
Operating	Operating lease liabilities	387.4	234.1
Finance	Long-term debt, net	41.2	28.6
Total lease liabilities		$478.7	$307.0
(a) Finance lease right-of-use assets are recorded net of accumulated amortization of $30.8 million and $32.6 million for the year ended December 31, 2021 and December 31, 2020, respectively.

	Years Ended December 31,
	2021	2020
Weighted average remaining lease term:
Operating leases	14.0	10.6
Finance leases	5.4	5.6
Weighted average discount rate:
Operating leases	2.94%	3.41%
Finance leases	2.78%	3.24%

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flow information related to leases consists of the following (in millions):

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39.7	$35.5
Operating cash flows from finance leases	1.3	1.5
Financing cash flows from finance leases	9.6	10.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	268.5	144.4
Finance leases	22.5	1.4
Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases
2022	$50.3	$12.6
2023	53.0	9.8
2024	48.3	9.4
2025	42.0	9.3
2026	39.1	8.0
After 2026	292.0	7.3
Total lease payments	524.7	56.4
Less: Interest	(98.6)	(3.8)
Present value of lease liabilities	$426.1	$52.6

Note 10—Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	December 31, 2021	December 31, 2020
Accrued compensation and benefit costs	$55.2	$33.4
Rebate accrual	32.1	31.9
Taxes payable	36.9	29.1
Accrued interest	31.5	31.3
Customer related deferrals	13.7	13.5
Acquisition holdbacks	13.3	2.4
Insurance reserves	7.3	7.8
Other	5.4	4.9
Total accrued liabilities	$195.4	$154.3

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at December 31, 2021	Weighted Average Stated Interest Rate at December 31, 2021	Fixed or Floating Interest Rate	Maturity	December 31, 2021	December 31, 2020
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200.0	$1,200.0
Other Debt
ABL Credit Facility	N/A	1.41%	Floating	2024	456.0	255.0
AR Facility	N/A	0.86%	Floating	2022	225.0	175.0
Finance lease liabilities	2.78%	N/A	Fixed	2022-2029	52.6	40.8
Unamortized Debt Issuance Costs(a)					(6.1)	(7.1)
Total debt					1,927.5	1,663.7
Less: Current maturities of long-term debt					(11.4)	(12.2)
Long-term debt, net					$1,916.1	$1,651.5
(a)    Unamortized debt issuance costs totaling $5.0 million and $7.1 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of December 31, 2021 and December 31, 2020 are included in "Other long-term assets" in the consolidated balance sheets.

The effective interest rates for the fixed rate 2027 Notes (as defined below) includes the stated interest on the notes and the amortization of any debt issuance costs.

Maturities

The nominal principal amounts of maturities of debt for each of the periods ending December 31 are as follows (in millions):

2022	$11.4
2023	8.8
2024	689.7
2025	8.8
2026	7.8
After 2026	1,207.1
Total	$1,933.6

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Covenants

The ABL Credit Facility contains a number of covenants that, among other things, limit or restrict the ability of the borrowers and their subsidiaries to incur additional indebtedness, prepay other indebtedness, make dividends and other restricted payments, create or incur liens, make acquisitions and other investments, engage in mergers, consolidations or sales of assets, engage in certain transactions with affiliates, and enter into certain restrictive agreements limiting the ability to create or incur liens.  In addition, under the ABL Credit Facility, upon excess availability falling below certain levels, the borrowers will be required to comply with a minimum fixed charge coverage ratio of no less than 1.00:1.00. As of December 31, 2021, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

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

Accounts Receivable Securitization Facility
In September 2018, the Company entered into an accounts receivable securitization facility (the "AR Facility"). The AR Facility was amended in August 2021 to extend the maturity date to August 31, 2022 and increase the aggregate commitments from $175 million to $200 million. In October 2021, the Company increased the aggregate commitments to $225 million. In connection with the AR Facility, Herc and one of its wholly-owned subsidiaries sell their accounts receivables on an ongoing basis to Herc Receivables U.S. LLC, a wholly-owned special-purpose entity (the "SPE"). The SPE's sole business consists of the purchase by the SPE of accounts receivable from Herc and the Herc subsidiary seller and borrowing by the SPE against the eligible accounts receivable from the lenders under the facility. The borrowings are secured by liens on the accounts receivable and other assets of the SPE. Collections on the accounts receivable are used to service the borrowings. The SPE is a separate legal entity that is consolidated in the Company's financial statements. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Herc is the servicer of the accounts receivable under the AR Facility. All of the obligations of the Herc subsidiary seller and the servicer and certain indemnification obligations of the SPE under the agreements governing the AR Facility are guaranteed by Herc pursuant to a performance guarantee. The AR Facility is excluded from current maturities of long-term debt as the Company has the intent and ability to consummate refinancing and extend the term of the agreement.

The agreements governing the AR Facility contain restrictions and covenants which include limitations applicable to Herc, the Herc subsidiary seller and the SPE on the creation of certain liens, and restrictions and covenants which include limitations applicable to the SPE on the making of certain restricted payments, and limitations applicable to Herc and the SPE with respect

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to certain corporate acts such as mergers, consolidations and the sale of substantially all assets, with certain exceptions. The Company was in compliance with all such covenants as of December 31, 2021.

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

Borrowing Capacity and Availability
After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of December 31, 2021 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,269.2	$1,269.2
AR Facility	—	—
Total	$1,269.2	$1,269.2

Letters of Credit

As of December 31, 2021, $24.8 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $225.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at December 31, 2021	Maturity	December 31, 2021	December 31, 2020
Financing obligations	5.20%	2026-2038	$117.2	$120.5
Unamortized financing issuance costs			(2.2)	(2.4)
Total financing obligations			115.0	118.1
Less: Current maturities of financing obligations			(3.8)	(3.6)
Financing obligations, net			$111.2	$114.5

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2021, future minimum financing payments for the agreements referred to above are as follows (in millions):

2022	$9.6
2023	9.6
2024	9.6
2025	9.6
2026	9.3
Thereafter	95.6
Total minimum financing obligations payments	143.3
Obligations subject to non-cash gain on future sale of property	34.7
Less amount representing interest (at a weighted-average interest rate of 5.20%)	(60.8)
Total financing obligations	$117.2

Note 13—Employee Retirement Benefits

401(k) Savings Plan and Other Defined Contribution Plan

On July 1, 2016, the Company established the Herc Holdings Savings Plan covering all of its U.S. employees. Contributions to the plans are made by both the employee and the Company. Company contributions to these plans are based on the level of employee contributions and formulas determined by the Company. Expenses for the defined contribution plans for the years ended December 31, 2021, 2020 and 2019 were approximately $12.8 million, $10.9 million and $11.4 million, respectively.

Defined Benefit Pension and Postretirement Plans

The Company sponsors the Herc Holdings Retirement Plan (the "Plan"), a U.S. qualified pension plan. The Plan has been frozen to new participants since it was established in July 2016.

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

The Company’s policy for funded plans is to contribute, at a minimum, amounts required by applicable laws, regulations and union agreements. The Plan represents approximately 99% of the Company's defined benefit plan obligations and 100% of its plan assets. The Company did not make a contribution in 2021, however, made cash contributions to the Plan of $2.5 million and $2.8 million in 2020 and 2019, respectively. The level of future contributions will vary and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of benefit obligations and plan assets of the Company’s pension plans and postretirement benefit plans (in millions):

	Pension		Postretirement
	2021	2020	2021	2020
Change in Projected Benefit Obligations
Benefit obligations at beginning of year	$176.8	$163.5	$1.1	$1.0
Interest cost	4.1	5.1	—	—
Plan settlements	(5.9)	(8.0)	—	—
Benefits paid	(0.3)	(0.3)	—	—
Actuarial (gain) loss	(6.3)	16.5	(0.1)	0.1
Benefit obligations at end of year	$168.4	$176.8	$1.0	$1.1

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$157.5	$143.7	$—	$—
Actual return on plan assets	5.1	19.6	—	—
Employer contribution	—	2.5	—	—
Plan settlements	(5.9)	(8.0)	—	—
Benefits paid	(0.3)	(0.3)	—	—
Fair value of plan assets at end of year	$156.4	$157.5	$—	$—

Funded Status	$(12.0)	$(19.3)	$(1.0)	$(1.1)

Accumulated benefit obligations	$168.4	$176.8

	Pension		Postretirement
	2021	2020	2021	2020
Amounts Recognized in Balance Sheet
Accrued liabilities	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Other long-term liabilities	(11.9)	(19.2)	(0.9)	(1.0)
Net amount recognized	$(12.0)	$(19.3)	$(1.0)	$(1.1)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial gain (loss)	$(15.7)	$(21.7)	$0.2	$0.2
Prior service credits	—	0.1	—	—
Net amount recognized	$(15.7)	$(21.6)	$0.2	$0.2

Weighted‑Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	2.7%	2.3%	2.7%	2.2%
Average rate of increase in compensation	—%	—%	—%	—%
Interest credit rate	3.8%	3.8%	—%	—%
Initial healthcare cost trend rate	N/A	N/A	5.6%	5.5%
Ultimate healthcare cost trend rate	N/A	N/A	4.0%	4.5%

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The benefit obligations and fair value of plan assets for the Company’s qualified and non-qualified pension and postretirement plans with projected benefit obligations or accumulated benefit obligations in excess of plan assets are as follows (in millions):

	Pension		Postretirement
	2021	2020	2021	2020
Plans with Benefit Obligations in Excess of Plan Assets
Projected benefit obligations	$168.4	$176.8	$1.0	$1.1
Accumulated benefit obligations	168.4	176.8	—	—
Fair value of plan assets	156.4	157.5	—	—

The following table sets forth the net periodic pension cost (benefit) (in millions):

	Years Ended December 31,
	2021	2020	2019
Components of Net Periodic Pension Cost (Benefit)
Interest cost	$4.1	$5.1	$6.2
Expected return on plan assets	(6.5)	(6.1)	(5.2)
Net amortization of actuarial net loss	0.5	0.7	1.1
Settlement loss	0.6	1.0	0.8
Net periodic pension cost (benefit)	$(1.3)	$0.7	$2.9

Weighted‑Average Assumptions Used to Determine Net Periodic Pension Cost (Benefit)
Discount rate	2.3%	3.2%	4.3%
Expected return on assets	4.8%	5.2%	5.8%
Average rate of increase in compensation	—%	—%	—%
Interest credit rate	3.8%	3.8%	3.8%

The net periodic postretirement cost was immaterial in 2021, 2020 and 2019.

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

There was no average rate of increase in compensation for 2021, 2020 or 2019 as there are no longer any employees in the Plan accruing benefits.

The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached in 2046.

Plan Assets

The Company has a long-term investment outlook for its Plan assets, which is consistent with the long-term nature of the Plan's respective liabilities.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Plan currently has a target asset allocation of 25% equity and 75% fixed income. The equity portion of the assets is actively managed in U.S. small/mid cap and international funds and a small allocation to a passively managed U.S. large cap index fund. The fixed income portion of the assets is actively managed in long/intermediate duration government/credit funds and small allocations to an actively managed high yield fund, a bank loan fund, a preferred securities fund and an emerging market debt fund. A modest amount of cash is maintained to facilitate payment of benefits and plan expenses.

The fair value measurements of most plan assets are based upon significant other observable inputs (Level 2), except for the high yield mutual fund and cash which are based upon quoted market prices in active markets for identical assets (Level 1). The following represents the Company's pension plan assets (in millions):

Asset Category	December 31, 2021	December 31, 2020
Cash	$2.0	$3.0
Short Term Investments	1.4	1.5
Equity Securities:
U.S. Large Cap	16.1	19.4
U.S. Mid Cap	2.7	3.5
U.S. Small Cap	1.2	0.5
International Developed	15.2	17.9
International Emerging Markets	3.9	6.5
Fixed Income Securities:
U.S. Treasuries	28.7	22.9
Corporate Bonds	53.0	49.8
Government Bonds	9.4	10.3
Municipal Bonds	3.3	3.1
Mortgage-Backed Securities	2.3	2.3
Asset-Backed Securities	1.1	2.1
Bank Loans	7.9	7.4
Preferreds	7.7	7.3
Other	0.5	—
Total fair value of pension plan assets	$156.4	$157.5

Estimated Future Benefit Payments

The following table presents estimated future benefit payments (in millions):

	Pension	Postretirement
2021	$7.5	$0.1
2022	8.0	0.1
2023	9.1	0.1
2024	10.0	0.1
2025	11.5	0.1
2026-2030	65.4	0.3
	$111.5	$0.8

Note 14—Stock-Based Compensation

On May 17, 2018, the Herc Holdings Inc. 2018 Omnibus Incentive Plan (the "2018 Omnibus Plan") was approved and replaced the Herc Holdings Inc. 2008 Omnibus Incentive Plan. The 2018 Omnibus Plan provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted awards (shares and units) and deferred stock units to key executives, employees, non-management

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

directors and non-employee consultants. The total number of common shares authorized for issuance under the 2018 Omnibus Plan is 2,200,000, of which approximately 1,441,000 remains available as of December 31, 2021 for future incentive awards.

Stock-based compensation awards are measured on their grant date using a fair value method and are recognized in the statement of operations over the requisite service period. The Company's stock-based compensation expense is included in “Selling, general and administrative” expense in the Company's consolidated statements of operations.

The following table summarizes the expenses and associated income tax benefits recognized (in millions):

	Year Ended December 31,
	2021	2020	2019
Compensation expense	$23.3	$16.4	$19.5
Income tax benefit	(6.0)	(4.2)	(5.1)
Total	$17.3	$12.2	$14.4

As of December 31, 2021, there was $25.9 million of total unrecognized compensation cost related to non-vested restricted stock units ("RSUs") and performance stock units ("PSUs"). The total unrecognized compensation cost is expected to be recognized over the remaining 1.2 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Stock Options

All stock options granted had a per-share exercise price of not less than the fair market value of one share of common stock on the grant date. Stock options vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the 2018 Omnibus Plan). No stock options are exercisable after ten years from the grant date.

The Company’s practice is to grant stock options at fair market value. Outstanding options vest over four years with terms of seven years to 10 years, assuming continued employment with certain exceptions. Vesting of the option awards is contingent upon meeting certain service conditions. The fair value of option grants is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. Forfeitures were estimated based on an analysis of actual option forfeitures. There were no stock options granted during 2021, 2020 or 2019.

A summary of option activity is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions of dollars)
Outstanding at December 31, 2020	155,591	$41.38
Granted	—	—
Exercised	(58,863)	37.86
Forfeited or expired	—	—
Outstanding at December 31, 2021	96,728	$43.48
Expected to Vest at December 31, 2021	—	$—	—	$—
Exercisable at December 31, 2021	96,728	$43.48	1.2	$10.9

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock options as of December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$30.01-40.00	61,314	33.19	1.6	61,314	33.19	1.6
50.01-60.00	27,529	58.78	3.4	27,529	58.78	3.4
70.01-80.00	7,885	70.14	3.1	7,885	70.14	3.1
	96,728	$43.48		96,728	$43.48

Additional information pertaining to stock option activity is as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Aggregate intrinsic value of stock options exercised	$4.6	$3.7	$0.3
Cash received from the exercise of stock options	2.2	5.6	0.8
Tax benefit realized on exercise of stock options	1.2	1.0	0.1

Performance Stock Units

PSUs will vest based on the achievement of pre-determined performance goals over performance periods determined by the Company's Compensation Committee. Each of the units granted represent the right to receive one share of the Company's common stock on a specified future date. Compensation expense for PSUs is based on the grant date fair value and is recognized ratably over the three year vesting period. In addition to the service vesting condition, the PSUs have an additional vesting condition which stipulates the number of units to be awarded being based on the achievement of certain performance measures over the applicable measurement period and can range from 0% to 280% of the target. In the event of an employee's death or disability, a pro rata portion of the employee's PSUs will vest to the extent performance goals are achieved at the end of the performance period.

A summary of the PSU activity is presented below.

	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	390,765	$44.60
Granted	126,047	73.61
Vested	(81,231)	64.02
Performance change	(29,801)	63.92
Forfeited	(5,562)	52.30
Nonvested at December 31, 2021	400,218	$48.30

The weighted average per share grant-date fair values of PSUs granted during 2021, 2020 and 2019 were $73.61, $38.56 and $40.79, respectively. The total fair value of PSUs that vested during 2021, 2020 and 2019 were $7.1 million, $6.9 million and $3.4 million, respectively.

PSUs granted in 2021 include vesting conditions based on the achievement of the Company's return on invested capital ("ROIC") and average rental adjusted EBITDA performance measured over a three-year period starting from the year of grant. Almost all PSUs granted in 2020 and 2019 include vesting conditions based on the achievement of the Company's ROIC performance measured over a three-year period starting from the year of grant.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units

RSUs granted under the 2018 Omnibus Plan will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the 2018 Omnibus Plan) specified by the Compensation Committee. Compensation expense for RSUs is based on the grant date fair value and is recognized ratably over the vesting period which generally ranges from one year to three years.

A summary of the RSU activity is presented below.

	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	412,754	$39.65
Granted	131,112	81.35
Vested	(170,957)	43.74
Forfeited	(18,999)	50.44
Nonvested at December 31, 2021	353,910	$54.22

The weighted average per share grant date fair values of RSUs granted during 2021, 2020 and 2019 were $81.35, $35.36 and $41.18, respectively. The total fair value of RSUs that vested during 2021, 2020 and 2019 was $7.5 million, $12.4 million and $10.7 million, respectively.

Note 15—Income Taxes

The components of income (loss) before income taxes for the periods were as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Domestic	$280.8	$95.5	$61.9
Foreign	9.6	(1.4)	1.7
Income before income taxes	$290.4	$94.1	$63.6

The provision for income taxes consists of the following (in millions):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$(1.4)
Foreign	0.9	1.8	3.5
State and local	12.0	6.1	3.7
Total current	12.9	7.9	5.8
Deferred:
Federal	56.7	22.5	15.9
Foreign	2.1	(7.1)	0.4
State and local	(5.4)	(2.9)	(6.0)
Total deferred	53.4	12.5	10.3
Total income tax provision	$66.3	$20.4	$16.1

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal items of the U.S. and foreign net deferred tax assets (liabilities) are as follows (in millions):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Employee benefit plans	$3.6	$5.3
Tax credit carryforwards	2.4	0.5
Right-of-use assets	104.2	48.5
Accrued expenses	40.4	37.0
Net operating loss carryforwards	106.4	75.1
Total deferred tax assets	257.0	166.4
Less: valuation allowance	(3.4)	(3.2)
Total net deferred tax assets	253.6	163.2
Deferred tax liabilities:
Lease liabilities	(101.1)	(46.4)
Prepaid Expenses	(1.8)	(1.8)
Depreciation on tangible assets	(619.1)	(517.4)
Intangible assets	(68.4)	(71.6)
Total deferred tax liabilities	(790.4)	(637.2)
Net deferred tax liability	$(536.8)	$(474.0)

As of December 31, 2021, a deferred tax asset of $91.5 million was recorded for unutilized federal net operating loss carryforwards ("NOL carryforwards"). The total federal NOL carryforwards are $443.9 million and have an indefinite carryforward period. State NOL carryforwards have generated a deferred tax asset of $12.5 million and expire over various years beginning in 2022.

As of December 31, 2021, deferred tax assets of $2.4 million were recorded for federal and various state tax credit carryforwards and expire in various years beginning in 2034. As of December 31, 2021, deferred tax assets of $2.5 million were recorded for foreign NOL carryforwards of $15.5 million, all of which have an indefinite carryforward period.

In determining the valuation allowance, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with Topic 740. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. Based on the assessment, as of December 31, 2021, total valuation allowances of $3.4 million were recorded against deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not the remaining deferred tax assets of $253.6 million will be realized and as such no valuation allowance has been provided on these assets.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax in the accompanying consolidated statements of operations differs from the income tax calculated by applying the statutory federal income tax rate to income (loss) before income taxes due to the following (in millions):

	Years Ended December 31,
	2021	2020	2019
Income tax provision at statutory rate	$61.0	$19.8	$13.3

Increases (decreases) resulting from:
Foreign taxes	0.2	(0.1)	0.9
State and local income taxes, net of federal income tax	7.3	3.1	(3.7)
Federal and foreign	0.1	3.5	3.1
Change in valuation allowance	—	(5.8)	2.6
Outside basis difference in foreign subsidiaries	—	—	(0.9)
Tax Credits	(1.9)	—	—
All other items, net	(0.4)	(0.1)	0.8
Income tax provision	$66.3	$20.4	$16.1

As a result of the Tax Cuts and Jobs Act of 2017, previously undistributed earnings from foreign subsidiaries are deemed to have been repatriated as of December 31, 2017 for federal income tax purposes. Beginning in 2018, companies are generally able to repatriate earnings from foreign subsidiaries with no U.S. federal income tax impact. As of December 31, 2021, the Company continues to assert that earnings from foreign operations are not permanently invested. The Company, as a matter of policy, looks to repatriate foreign earnings in a tax efficient manner. Many foreign jurisdictions impose taxes on distributions to other jurisdictions. Due to the variations and complexities of these laws, the Company believes it would be impractical to calculate and accrue these taxes beyond the normal earnings and profits standard for U.S. tax purposes.

As of December 31, 2021, the Company is maintaining the assertion that future earnings associated with the potential stock sale or liquidation of foreign subsidiaries are permanently reinvested. Accordingly, the Company has not recorded any deferred tax liabilities associated with these book-to-tax differences. The Company has analyzed the potential tax liability associated with these differences to be approximately $51.5 million.

The total cumulative amount of unrecognized tax benefits is $6.4 million and $2.7 million as of December 31, 2021 and 2020, respectively.

The Company conducts business globally and, as a result, files one or more income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The open tax years for these jurisdictions span from 2014 to 2021. The IRS completed its audit of the Company's 2007 to 2011 consolidated income tax returns, in which Herc was included, and had no changes to the previously filed tax returns. The Company is currently under audit for the 2014 through 2016 income tax years. Several U.S. state and non-U.S. jurisdictions are under audit. The Company does not expect any material assessments resulting from these audits.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) are presented in the tables below (in millions):

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(17.9)	$(89.1)	$(107.0)
Other comprehensive income before reclassification	4.8	1.2	6.0
Amounts reclassified from accumulated other comprehensive loss	0.8	—	0.8
Net current period other comprehensive income	5.6	1.2	6.8
Balance at December 31, 2021	$(12.3)	$(87.9)	$(100.2)

	Pension and Other Post-Employment Benefits	Unrealized Gains on Hedging Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(16.0)	$1.2	$(94.9)	$(109.7)
Other comprehensive income before reclassification	(3.2)	—	3.7	0.5
Amounts reclassified from accumulated other comprehensive loss	1.3	(1.2)	2.1	2.2
Net current period other comprehensive income	(1.9)	(1.2)	5.8	2.7
Balance at December 31, 2020	$(17.9)	$—	$(89.1)	$(107.0)

Amounts reclassified from accumulated other comprehensive income (loss) to net income were as follows (in millions):

	Twelve Months Ended December 31,
Pension and other postretirement benefit plans	2021	2020	2019	Statement of Operations Caption
Amortization of actuarial losses	$0.5	$0.7	$1.1	Selling, general and administrative
Settlement loss	0.6	1.0	0.8	Selling, general and administrative
Total	1.1	1.7	1.9
Tax provision	(0.3)	(0.4)	(2.5)	Income tax provision
Total reclassifications for the period	0.8	1.3	(0.6)

Hedging
Gain on settlement	—	(1.5)	—	Interest expense, net
Tax provision	—	0.3	—	Income tax provision
Total reclassifications for the period	—	(1.2)	—

Reclassification of foreign currency items	—	2.1	—	Other expense (income), net
Total reclassifications for the period	$0.8	$2.2	$(0.6)

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

    The Spin-Off

In connection with the Spin-Off, pursuant to the separation and distribution agreement (agreements and defined terms are discussed in Note 21, "Arrangements with New Hertz"), the Company has assumed the liability for, and control of, all pending and threatened legal matters related to its equipment rental business and related assets, as well as assumed or retained liabilities, and will indemnify New Hertz for any liability arising out of or resulting from such assumed legal matters. The separation and distribution agreement also provides for certain liabilities to be shared by the parties. The Company is responsible for a portion of these shared liabilities (typically 15%), as set forth in that agreement. New Hertz is responsible for managing the settlement or other disposition of such shared liabilities. Pursuant to the tax matters agreement, the Company has agreed to indemnify New Hertz for any resulting taxes and related losses if the Company takes or fails to take any action (or permits any of its affiliates to take or fail to take any action) that causes the Spin-Off and related transactions to be taxable, or if there is an acquisition of the equity securities or assets of the Company or of any member of the Company’s group that causes the Spin-Off and related transactions to be taxable.

Guarantee

The Company has guaranteed an outstanding bank loan in connection with a previous joint venture. The Company has determined the maximum potential payment amount under the guarantee is approximately $3.0 million; however, the probability of any payment is remote and, therefore, the Company has not recorded a liability on its balance sheet as of December 31, 2021. The bank loan is collateralized by the rental equipment and other assets of the joint venture entity and has maturities through 2023.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of cash, accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates carrying values because of the short-term nature of these instruments. The Company's assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecasted cash flows) inputs. See Note 2, "Basis of Presentation and Significant Accounting Policies," for more information on the application of the use of fair value methodology.

Cash Equivalents and Investments

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at December 31, 2021 or 2020.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of December 31, 2021 and 2020. The fair value of the Company's 2027 Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	December 31, 2021		December 31, 2020
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200.0	$1,248.0	$1,200.0	$1,276.4

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Earnings Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data).

	Years Ended December 31,
	2021	2020	2019
Basic and diluted earnings per share:
Numerator:
Net income, basic and diluted	$224.1	$73.7	$47.5
Denominator:
Basic weighted average common shares	29.6	29.1	28.7
Stock options, RSUs and PSUs	0.8	0.3	0.4
Weighted average shares used to calculate diluted earnings per share	30.4	29.4	29.1
Earnings per share:
Basic	$7.57	$2.53	$1.66
Diluted	$7.37	$2.51	$1.63
Antidilutive stock options, RSUs and PSUs	—	0.4	0.3

Note 20—Related Party Transactions

Agreements with Carl C. Icahn

The Company is subject to the Nomination and Standstill Agreement, dated September 15, 2014 (the "Nomination and Standstill Agreement"), with Carl C. Icahn and certain related entities and individuals. In connection with their appointments or nomination, as applicable, to the Company’s board of directors (the "Board"), each of Jonathan Frates, Andrew Langham and Andrew Teno (collectively, the "Icahn Designees," and, together with Carl C. Icahn and the other parties to the Nomination and Standstill Agreements the "Icahn Group") executed a Joinder Agreement agreeing to become bound as a party to the terms and conditions of the Nomination and Standstill Agreement (such Joinder Agreements, together with the Nomination and Standstill Agreement, are collectively referred to herein as the "Icahn Agreements").

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

Note 22—Segment Information

The Company consists of a single reportable segment, North American equipment rental. The Company considered guidance in ASC Topic 280, Segment Reporting, and used the management approach in determining its reportable segments.

We generate substantially all of our equipment rental revenue in North America. For each of the last three fiscal years, revenues from our external customers attributed to the U.S. and all foreign countries (primarily Canada) in total are set forth below:

	Years Ended December 31,
	2021	2020	2019
United States	$1,906.7	$1,624.4	$1,796.6
International	166.4	156.9	202.4
Total revenue	$2,073.1	$1,781.3	$1,999.0

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic information for long-lived assets, which consist primarily of rental equipment and property and equipment, was as follows (in millions):

	December 31, 2021	December 31, 2020
Total assets
United States	$4,068.4	$3,285.9
International	422.0	302.5
Total	$4,490.4	$3,588.4
Rental equipment, net
United States	$2,413.4	$2,061.3
International	251.9	199.1
Total	$2,665.3	$2,260.4
Property and equipment, net
United States	$286.5	$271.9
International	21.9	18.5
Total	$308.4	$290.4

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

HERC HOLDINGS INC. AND SUBSIDIARIES

(In millions)

	Beginning Balance	Provisions	Translation Adjustments	Deductions	Ending Balance
Receivables allowances:
Year to date December 31, 2021	$15.5	$28.9	$—	$(30.8)	$13.6
Year to date December 31, 2020	18.8	31.4	—	(34.7)	15.5
Year to date December 31, 2019	21.5	48.2	0.1	(51.0)	18.8

Tax valuation allowances:
Year to date December 31, 2021	$3.2	$0.2	$—	$—	$3.4
Year to date December 31, 2020	9.0	—	0.3	(6.1)	3.2
Year to date December 31, 2019	5.8	4.4	—	(1.2)	9.0

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Departure of Directors.

On February 9, 2022, Jacob M. Katz retired from the Board of Directors of the Company.

Amendment to Bylaws

On February 8, 2022, the Board of Directors of the Company adopted an amendment to the Company’s Amended and Restated By-Laws to remove the requirement in Section 3.01 for the Board to have a Finance Committee (the “By-Law Amendment”).

The foregoing description of the By-Law Amendment is only a summary and is qualified in its entirety by reference to the full text of the Amended and Restated By-Laws, including the By-Law Amendment, which are filed as Exhibit 3.2, to this Annual Report on Form 10-K, and incorporated herein by reference.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

HERC HOLDINGS INC. AND SUBSIDIARIES
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our executive officers is included in Part I under the caption "Executive Officers of the Registrant."

The other information required by this item is incorporated herein by reference to the information contained under the headings "Proposal 1. Election of Directors", "Delinquent Section 16(a) Reports" and "Corporate Governance" in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the applicable information in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	850,856	43.48	1,441,012
Equity compensation plans not approved by security holders	—	—	—
Total	850,856		1,441,012
(1)    Represents the weighted average exercise price of 96,728 outstanding stock options as of December 31, 2021. The remaining securities under this plan as of December 31, 2021 are restricted stock units and performance stock units, which have no exercise price and have been excluded from the calculation of the weighted average exercise price above.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed as part of this Report

(1) Consolidated financial statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Herc Holdings Inc. and Subsidiaries Consolidated Balance Sheets at December 31, 2021 and 2020
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

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

3.2*	Amended and Restated By-Laws of Herc Holdings, effective February 8, 2022.
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

10.9.2
Amendment No. 2 to Receivables Financing Agreement among Herc Receivables U.S. LLC, the Additional Canadian Borrower to the Extent Added As A Party Thereto, Herc Rentals, Inc., the Lenders and Managing Agents from time to time party thereto, and Credit Agricole Corporate and Investment Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139) as filed on August 31, 2021).

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

10.11.5
Offer Letter, dated December 23, 2019, by and between Herc Holdings and Aaron Birnbaum. (Incorporated by reference to Exhibit 10.11.5 to the Annual Report on Form 10-K of Herc Holdings (File No. 001-33139) as filed on February 18, 2021).

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

10.14.2	First Amendment to the Herc Holdings Inc. 2018 Omnibus Incentive Plan, effective December 3, 2020.
10.14.3*	Form of Executive Officer Restricted Stock Unit Agreement.
10.14.4*	Form of Executive Officer Performance Stock Unit Agreement.
10.14.5
Form of Director Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.14.5 to the Annual Report on Form 10-K of Herc Holdings (File No. 001-33139 ), as filed on February 18, 2021).

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

HERC HOLDINGS INC. (Registrant)
	By:	/s/ MARK IRION
	Name:	Mark Irion
	Title:	Senior Vice President and Chief Financial Officer
Date:	February 10, 2022	(On behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 10, 2022:

Signature	Title

/s/ LAWRENCE H. SILBER	President and Chief Executive Officer, Director
Lawrence H. Silber	(Principal Executive Officer)

/s/ MARK IRION	Senior Vice President and Chief Financial Officer
Mark Irion	(Principal Financial Officer)

/s/ MARK HUMPHREY	Vice President, Controller and Chief Accounting Officer
Mark Humphrey	(Principal Accounting Officer)

/s/ PATRICK D. CAMPBELL	Non-Executive Chairman of the Board
Patrick D. Campbell

/s/ JAMES H. BROWNING	Director
James H. Browning

/s/ SHARI L. BURGESS	Director
Shari L. Burgess

/s/ JONATHAN FRATES	Director
Jonathan Frates

/s/ JEAN K. HOLLEY	Director
Jean K. Holley

/s/ MICHAEL A. KELLY	Director
Michael A. Kelly

/s/ ANDREW LANGHAM	Director
Andrew Langham

/s/ RAKESH SACHDEV	Director
Rakesh Sachdev

/s/ ANDREW J. TENO	Director
Andrew J. Teno