Form 10-Q
period 2022-03-31
HERC HOLDINGS INC
filed 2022-04-21
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 15, 2022, there were 29,889,593 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2022 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our business plans and strategy, projected profitability, performance or cash flows, future capital expenditures, our growth strategy, including our ability to grow organically and through M&A, anticipated financing needs, business trends, the impact of and our response to COVID-19, our capital allocation strategy, liquidity and capital management and other information that is not historical information. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 under Item 1A "Risk Factors," in Part II, Item 1A of this Report, and in our other filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise forward-looking statements that have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Cash and cash equivalents	$22.8	$35.1
Receivables, net of allowances of $11.7 and $13.6, respectively	399.1	388.1
Other current assets	53.3	46.5
Total current assets	475.2	469.7
Rental equipment, net	2,792.2	2,665.3
Property and equipment, net	308.3	308.4
Right-of-use lease assets	443.2	413.7
Intangible assets, net	398.6	388.7
Goodwill	272.5	231.5
Other long-term assets	27.6	13.1
Total assets	$4,717.6	$4,490.4
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$14.6	$15.2
Current maturities of operating lease liabilities	40.1	38.7
Accounts payable	239.4	280.6
Accrued liabilities	169.2	195.4
Total current liabilities	463.3	529.9
Long-term debt, net	2,142.1	1,916.1
Financing obligations, net	110.2	111.2
Operating lease liabilities	415.9	387.4
Deferred tax liabilities	543.2	536.8
Other long term liabilities	31.2	32.1
Total liabilities	3,705.9	3,513.5
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 32.6 and 32.4 shares issued and 29.9 and 29.7 shares outstanding	0.3	0.3
Additional paid-in capital	1,796.6	1,822.2
Retained earnings (accumulated deficit)	5.1	(53.4)
Accumulated other comprehensive loss	(98.3)	(100.2)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	1,011.7	976.9
Total liabilities and equity	$4,717.6	$4,490.4

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Equipment rental	$526.8	$400.4
Sales of rental equipment	27.7	44.2
Sales of new equipment, parts and supplies	7.7	6.1
Service and other revenue	5.1	3.1
Total revenues	567.3	453.8
Expenses:
Direct operating	246.2	183.0
Depreciation of rental equipment	119.3	100.4
Cost of sales of rental equipment	18.5	38.4
Cost of sales of new equipment, parts and supplies	5.3	4.2
Selling, general and administrative	89.4	65.5
Interest expense, net	22.5	21.4
Other (income) expense, net	(1.0)	(0.2)
Total expenses	500.2	412.7
Income before income taxes	67.1	41.1
Income tax provision	(8.6)	(8.2)
Net income	$58.5	$32.9
Weighted average shares outstanding:
Basic	29.8	29.5
Diluted	30.4	30.2
Earnings per share:
Basic	$1.96	$1.12
Diluted	$1.92	$1.09

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In millions)

	Three Months Ended March 31,
	2022	2021
Net income	$58.5	$32.9
Other comprehensive income:
Foreign currency translation adjustments	2.4	2.4
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	0.3	0.5
Income tax provision related to defined benefit pension plans	(0.8)	(0.1)
Total other comprehensive income	1.9	2.8
Total comprehensive income	$60.4	$35.7

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2021	29.7	$0.3	$1,822.2	$(53.4)	$(100.2)	$(692.0)	$976.9
Net income	—	—	—	58.5	—	—	58.5
Other comprehensive income	—	—	—	—	1.9	—	1.9
Net settlement on vesting of equity awards	0.2	—	(15.0)	—	—	—	(15.0)
Dividends on common stock	—	—	(17.6)	—	—	—	(17.6)
Stock-based compensation charges	—	—	6.2	—	—	—	6.2
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
Exercise of stock options	—	—	—	—	—	—	—
Balance at March 31, 2022	29.9	$0.3	$1,796.6	$5.1	$(98.3)	$(692.0)	$1,011.7

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2020	29.4	$0.3	$1,818.2	$(277.5)	$(107.0)	$(692.0)	$742.0
Net income	—	—	—	32.9	—	—	32.9
Other comprehensive income	—	—	—	—	2.8	—	2.8
Net settlement on vesting of equity awards	0.2	—	(7.1)	—	—	—	(7.1)
Stock-based compensation charges	—	—	5.3	—	—	—	5.3
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Exercise of stock options	—	—	1.5	—	—	—	1.5
Balance at March 31, 2021	29.6	$0.3	$1,818.5	$(244.6)	$(104.2)	$(692.0)	$778.0

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$58.5	$32.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of rental equipment	119.3	100.4
Depreciation of property and equipment	14.8	13.4
Amortization of intangible assets	5.9	2.4
Amortization of deferred debt and financing obligations costs	0.8	0.8
Stock-based compensation charges	6.2	5.3
Provision for receivables allowances	9.3	7.9
Deferred taxes	5.2	6.2
Gain on sale of rental equipment	(9.2)	(5.8)
Other	1.0	—
Changes in assets and liabilities:
Receivables	(23.5)	(6.5)
Other assets	(8.5)	(0.6)
Accounts payable	(8.8)	3.1
Accrued liabilities and other long-term liabilities	(28.0)	(24.8)
Net cash provided by operating activities	143.0	134.7
Cash flows from investing activities:
Rental equipment expenditures	(286.8)	(90.9)
Proceeds from disposal of rental equipment	28.8	40.3
Non-rental capital expenditures	(12.9)	(13.4)
Proceeds from disposal of property and equipment	2.2	1.8
Acquisitions, net of cash acquired	(73.0)	—
Other investing activities	(5.0)	—
Net cash used in investing activities	(346.7)	(62.2)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	345.0	70.0
Repayments on revolving lines of credit and securitization	(118.4)	(135.0)
Principal payments under finance lease and financing obligations	(3.9)	(2.8)
Dividends paid	(17.1)	—
Proceeds from exercise of stock options	—	1.5
Proceeds from employee stock purchase plan	0.8	0.6
Net settlement on vesting of equity awards	(15.0)	(7.1)
Net cash provided by (used in) financing activities	191.4	(72.8)
Effect of foreign exchange rate changes on cash and cash equivalents	—	0.2
Net change in cash and cash equivalents during the period	(12.3)	(0.1)
Cash and cash equivalents at beginning of period	35.1	33.0
Cash and cash equivalents at end of period	$22.8	$32.9

Supplemental disclosure of cash flow information:
Cash paid for interest	$37.9	$36.9
Cash paid for income taxes, net	$4.9	$7.6
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$—	$24.5
Disposal of rental equipment in accounts receivable	$—	$0.4
Equipment acquired through finance lease	$0.8	$—

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Organization and Description of Business

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or "the Company") is one of the leading equipment rental suppliers with 320 locations in North America as of March 31, 2022. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 56 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

Note 2—Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, however, these condensed consolidated financial statements do not include all of the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 10, 2022.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Recently Issued Accounting Pronouncements

As of April 21, 2022, the Company has implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board ("FASB") that were in effect. There were no new standards or updates during the three months ended March 31, 2022 that had a material impact on the condensed consolidated financial statements.

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 91.1% of total revenue for the three months ended March 31, 2022 compared to 92.2% for the same period in 2021.
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
The following table summarizes the applicable accounting guidance for the Company’s revenues for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022			2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$476.5	$—	$476.5	$364.8	$—	$364.8
Other rental revenue:
Delivery and pick-up	—	30.5	30.5	—	20.9	20.9
Other	19.8	—	19.8	14.7	—	14.7
Total other rental revenues	19.8	30.5	50.3	14.7	20.9	35.6
Total equipment rental	496.3	30.5	526.8	379.5	20.9	400.4
Sales of rental equipment	—	27.7	27.7	—	44.2	44.2
Sales of new equipment, parts and supplies	—	7.7	7.7	—	6.1	6.1
Service and other revenues	—	5.1	5.1	—	3.1	3.1
Total revenues	$496.3	$71.0	$567.3	$379.5	$74.3	$453.8

Topic 842 revenues
Equipment Rental Revenue
The Company offers a broad portfolio of equipment for rent on a hourly, daily, weekly or monthly basis, with substantially all rental agreements cancellable upon the return of the equipment. Virtually all customer contracts can be canceled by the customer with no penalty by returning the equipment within one day; therefore, the Company does not allocate the transaction price between the different contract elements.
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

	Three Months Ended March 31,
	2022	2021
Sales of rental equipment	$27.7	$44.2
Sales of new equipment	1.8	1.9
Sales of parts and supplies	5.9	4.2
Total	$35.4	$50.3

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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $7.2 million and $11.1 million as of March 31, 2022 and December 31, 2021, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three months ended March 31, 2022 and 2021 that was included in the contract liability balance as of the beginning of each such period.

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three months ended March 31, 2022 and 2021 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2022.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	March 31, 2022	December 31, 2021
Rental equipment	$4,462.9	$4,254.8
Less: Accumulated depreciation	(1,670.7)	(1,589.5)
Rental equipment, net	$2,792.2	$2,665.3

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 5—Business Combinations

On August 30, 2021, the Company completed the acquisition of substantially all of the assets of Contractors Building Supply Co. LLC ("CBS"). CBS was a full-service general equipment rental company comprising approximately 190 employees and twelve locations serving construction and industrial customers throughout Texas, as well as a location in New Mexico and Tennessee. The acquisition expanded the Company's presence in Texas to 38 physical locations, which collectively provide general and specialty equipment rental solutions and related services. The aggregate consideration was approximately $190.3 million. The acquisition and related fees and expenses were funded through available cash and drawings on the senior secured asset-based revolving credit facility.

On November 15, 2021, the Company completed the acquisition of substantially all of the assets of Rapid Equipment Rental Limited ("Rapid"). Rapid was a full-service general equipment rental company comprising approximately 110 employees and seven locations serving construction and industrial customers throughout the Greater Toronto Area. The aggregate consideration was approximately $75.4 million and is subject to a potential working capital adjustment. The acquisition and related fees and expenses were funded through available cash and drawings on the senior secured asset-based revolving credit facility.

Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below (in millions) gives effect to the 2021 acquisitions, CBS and Rapid, as if they had been completed on January 1, 2020. The unaudited pro forma supplementary data is provided for informational purposes only and is not indicative of the Company's results of operations had the acquisitions been completed on the above date, nor is it indicative of the Company's future results.

	Three Months Ended March 31, 2021
	Herc	CBS	Rapid	Total
Historic/pro forma total revenues	$453.8	$16.1	$5.7	$475.6
Historic/combined pretax income	41.1	2.4	1.9	45.4
Pro forma adjustments to consolidated pretax income:
Impact of fair value adjustments/useful life changes on depreciation(a)		0.9	(1.0)	(0.1)
Intangible asset amortization(b)		(1.3)	(0.5)	(1.8)
Interest expense(c)		(0.6)	(0.3)	(0.9)
Elimination of historic interest(d)		0.4	0.3	0.7
Elimination of merger related costs(e)		0.1	0.1	0.2
Pro forma pretax income				$43.5
(a) Depreciation of rental equipment were adjusted for the fair value at acquisition and changes in useful lives of equipment acquired.
(b) Intangible asset amortization was adjusted to include amortization of the acquired intangible assets.
(c) As discussed above, the Company funded the CBS and Rapid acquisitions primarily using drawings on its ABL facility. Interest expense was adjusted to reflect interest on the ABL facility borrowings.
(d) Historic interest on debt that is not part of the combined entity was eliminated.
(e) Merger related direct costs primarily comprised of financial and legal advisory fees associated with the CBS and Rapid acquisitions were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date.

In addition to the acquisitions of CBS and Rapid, the Company completed the acquisitions of nine additional companies, totaling 14 locations, throughout 2021. During the second quarter, the Company acquired San Mateo Rentals and Jim-N-I Rentals, Inc. In the third quarter, the Company completed the acquisition of Dwight Crane Ltd. along with its U.S. based affiliate, LRX LLC. In the fourth quarter, the Company completed the acquisition of Reliable Equipment, LLC, SkyKing Lift, Inc., Atlantic Aerial Inc., Central Valley Shoring, Inc., Priority Rental LLC and Temp-Power, Inc.

During the first quarter of 2022, the Company completed the acquisitions of three companies, totaling 3 locations including Southern Equipment Rental, Harris Diversified, LLC, and Kilowatt Boy, Inc.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 6—Goodwill and Intangible Assets

Goodwill

The following summarizes the Company's goodwill (in millions):

	March 31, 2022	December 31, 2021
Balance at the beginning of the period:
Goodwill	$906.5	$775.4
Accumulated impairment losses	(675.0)	(674.9)
	231.5	100.5

Additions	40.7	131.1
Currency translation	0.3	(0.1)

Balance at the end of the period:
Goodwill	947.2	906.5
Accumulated impairment losses	(674.7)	(675.0)
	$272.5	$231.5

Intangible Assets

Intangible assets, net, consisted of the following major classes (in millions):

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$125.9	$(19.2)	$106.7
Internally developed software(a)	52.9	(32.2)	20.7
Total	178.8	(51.4)	127.4
Indefinite-lived intangible assets:
Trade name	271.2	—	271.2
Total intangible assets, net	$450.0	$(51.4)	$398.6
(a) Includes capitalized costs of $9.9 million yet to be placed into service.

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$113.7	$(15.0)	$98.7
Internally developed software(a)	49.6	(30.5)	19.1
Total	163.3	(45.5)	117.8
Indefinite-lived intangible assets:
Trade name	270.9	—	270.9
Total intangible assets, net	$434.2	$(45.5)	$388.7
(a) Includes capitalized costs of $7.4 million yet to be placed into service.

Amortization of intangible assets was $5.9 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 7—Leases

The Company leases real estate, office equipment and service vehicles. The Company's leases have remaining lease terms of up to 17 years, some of which include options to extend the leases for up to 20 years. The Company determines the lease term used to record each lease by including the initial lease term and, in the case where there are options to extend, will include the option to extend if it has determined that it is reasonably certain that the Company would exercise those options.

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

The components of lease expense consist of the following (in millions):

		Three Months Ended March 31,
	Classification	2022	2021
Operating lease cost(a)	Direct operating	$31.4	$23.8
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization(b)	4.8	2.3
Interest on lease liabilities	Interest expense, net	0.4	0.3
Sublease income	Equipment rental revenue	(18.2)	(13.4)
Net lease cost		$18.4	$13.0

(a) Includes short-term leases of $15.3 million and $8.8 millions for the three months ended March 31, 2022 and 2021, respectively, and variable lease costs of $0.7 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.
(b) Depreciation and amortization are included with selling, general and administrative expense.

Note 8—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at March 31, 2022	Weighted Average Stated Interest Rate at March 31, 2022	Fixed or Floating Interest Rate	Maturity	March 31, 2022	December 31, 2021
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200.0	$1,200.0
Other Debt
ABL Credit Facility	N/A	1.67%	Floating	2024	658.4	456.0
AR Facility	N/A	1.31%	Floating	2022	250.0	225.0
Finance lease liabilities	2.77%	N/A	Fixed	2022-2029	50.4	52.6
Unamortized Debt Issuance Costs(a)					(5.9)	(6.1)
Total debt					2,152.9	1,927.5
Less: Current maturities of long-term debt					(10.8)	(11.4)
Long-term debt, net					$2,142.1	$1,916.1
(a)    Unamortized debt issuance costs totaling $4.6 million and $5.0 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of March 31, 2022 and December 31, 2021, respectively, and are included in "Other long-term assets" in the condensed consolidated balance sheets.

The effective interest rate for the fixed rate 2027 Notes (as defined below) includes the stated interest on the notes and the amortization of any debt issuance costs.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Senior Notes

On July 9, 2019, the Company issued $1.2 billion aggregate principal amount of its 5.50% Senior Notes due 2027 (the "2027 Notes"). Interest on the 2027 Notes accrues at the rate of 5.50% per annum and is payable semi-annually in arrears on January 15 and July 15. The 2027 Notes will mature on July 15, 2027. Additional information about the 2027 Notes is included in Note 11, "Debt" to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021.

ABL Credit Facility

On July 31, 2019, Herc Holdings, Herc and certain other subsidiaries of Herc Holdings entered into a credit agreement with respect to a senior secured asset-based revolving credit facility (the "ABL Credit Facility"). The ABL Credit Facility provides (subject to availability under a borrowing base) for aggregate maximum borrowings of up to $1,750 million under a revolving loan facility. Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation. Subject to the satisfaction of certain conditions and limitations, the ABL Credit Facility allows for the addition of incremental revolving commitments and/or incremental term loans. The ABL Credit Facility matures on July 31, 2024. Additional information about the ABL Credit Facility is included in Note 11, "Debt" to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021.

Accounts Receivable Securitization Facility

In September 2018, the Company entered into an accounts receivable securitization facility (the "AR Facility"). The AR Facility was amended in August 2021 to extend the maturity date to August 31, 2022 and increase the aggregate commitments from $175 million to $200 million. In October 2021, the Company increased the aggregate commitments to $225 million and, in January 2022, further increased the aggregate commitments to $250 million. In connection with the AR Facility, Herc and one of its wholly-owned subsidiaries sell their accounts receivables on an ongoing basis to Herc Receivables U.S. LLC, a wholly-owned special-purpose entity (the "SPE"). The SPE's sole business consists of the purchase by the SPE of accounts receivable from Herc and the Herc subsidiary seller and borrowing by the SPE against the eligible accounts receivable from the lenders under the facility. The borrowings are secured by liens on the accounts receivable and other assets of the SPE. Collections on the accounts receivable are used to service the borrowings. The SPE is a separate legal entity that is consolidated in the Company's financial statements. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Herc is the servicer of the accounts receivable under the AR Facility. All of the obligations of the Herc subsidiary seller and the servicer and certain indemnification obligations of the SPE under the agreements governing the AR Facility are guaranteed by Herc pursuant to a performance guarantee. The AR Facility is excluded from current maturities of long-term debt as the Company has the intent and ability to consummate refinancing and extend the term of the agreement.
Borrowing Capacity and Availability

After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of March 31, 2022 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,066.8	$1,066.8
AR Facility	—	—
Total	$1,066.8	$1,066.8

Letters of Credit

As of March 31, 2022, $24.8 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $225.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 9—Financing Obligations

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

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at March 31, 2022	Maturities	March 31, 2022	December 31, 2021
Financing obligations	5.21%	2026-2038	$116.2	$117.2
Unamortized financing issuance costs			(2.2)	(2.2)
Total financing obligations			114.0	115.0
Less: Current maturities of financing obligations			(3.8)	(3.8)
Financing obligations, net			$110.2	$111.2

Note 10—Income Taxes

Income tax provision was $8.6 million and $8.2 million for the three months ended March 31, 2022 and 2021, respectively. The provision in each period was driven by the level of pre-tax income, offset primarily by a benefit related to stock-based compensation of $8.1 million and $2.5 million for three months ended March 31, 2022 and 2021, respectively, and non-deductible expenses.

Note 11—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the three months ended March 31, 2022 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(12.3)	$(87.9)	$(100.2)
Other comprehensive income before reclassification	(0.7)	2.4	1.7
Amounts reclassified from accumulated other comprehensive income	0.2	—	0.2
Net current period other comprehensive income	(0.5)	2.4	1.9
Balance at March 31, 2022	$(12.8)	$(85.5)	$(98.3)

Note 12—Commitments and Contingencies

Legal Proceedings

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

Off-Balance Sheet Commitments

Indemnification Obligations

In the ordinary course of business, the Company executes contracts involving indemnification obligations customary in the relevant industry and indemnifications specific to a transaction such as the sale of a business or assets or a financial transaction. These indemnification obligations might include claims relating to the following: accuracy of representations; compliance with covenants and agreements by the Company or third parties; environmental matters; intellectual property rights; governmental regulations; employment-related matters; customer, supplier and other commercial contractual relationships; condition of assets; and financial or other matters. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnification obligations and has accrued for expected losses that are probable and estimable. The types of indemnification obligations and has accrued for expected losses that are probably and estimable. The types of indemnification obligations for which payments are possible include the following:

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

Guarantee

The Company has guaranteed an outstanding bank loan in connection with a previous joint venture. The Company has determined the maximum potential payment amount under the guarantee is approximately $2.3 million; however, the probability of any payment is remote and therefore the Company has not recorded a liability on its balance sheet as of March 31, 2022. The bank loan is collateralized by the rental equipment and other assets of the former joint venture entity and has maturities through 2024.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Cash Equivalents

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at March 31, 2022 or December 31, 2021.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of March 31, 2022 and December 31, 2021. The fair value of the Company's 2027 Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	March 31, 2022		December 31, 2021
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200.0	$1,216.8	$1,200.0	$1,248.0

Note 14—Earnings Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended March 31,
	2022	2021
Basic and diluted earnings per share:
Numerator:
Net income, basic and diluted	$58.5	$32.9
Denominator:
Basic weighted average common shares	29.8	29.5
Stock options, RSUs and PSUs	0.6	0.7
Weighted average shares used to calculate diluted earnings per share	30.4	30.2
Earnings per share:
Basic	$1.96	$1.12
Diluted	$1.92	$1.09
Antidilutive stock options, RSUs and PSUs	0.1	—

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 15—Related Party Transactions

Agreements with Carl C. Icahn

The Company is subject to the Nomination and Standstill Agreement, dated September 15, 2014 (the "Nomination and Standstill Agreement"), with Carl C. Icahn and certain related entities and individuals. In connection with their appointments or nomination, as applicable, to the Company’s board of directors (the "Board"), each of Jonathan Frates, Hunter C. Gary, Andrew Langham, Steven D. Miller and Andrew Teno (collectively, the "Icahn Designees," and, together with Carl C. Icahn and the other parties to the Nomination and Standstill Agreements, the "Icahn Group") executed a Joinder Agreement agreeing to become bound as a party to the terms and conditions of the Nomination and Standstill Agreement (such Joinder Agreements, together with the Nomination and Standstill Agreement, are collectively referred to herein as the "Icahn Agreements").

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

Note 16—Arrangements with New Hertz

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

Note 17—Subsequent Event

In April 2022, the Company acquired Michigan-based Cloverdale Equipment Company ("Cloverdale") for approximately $175 million. Cloverdale was a full-service general equipment rental company comprising approximately 120 employees and four locations serving construction and industrial customers throughout the metropolitan areas of Detroit and Grand Rapids, Michigan; Cleveland, Ohio; and Pittsburgh, Pennsylvania.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During 2021, customer demand improved as the government rolled out the distribution of vaccines and lifted COVID-19 related restrictions, which opened up local economic activity. Demand in 2022 remains strong, however, despite the recovery we are seeing, the impact of the COVID-19 pandemic continues to evolve and the economic recovery could be slowed or reversed by a number of factors, including a widespread resurgence in COVID-19 infections, whether due to the spread of variants of the virus or otherwise, the rate and efficacy of vaccinations, labor constraints, the strength of the global supply chain, and government actions. We cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted, however, we believe we are well-positioned to operate effectively through the present environment.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
($ in millions)	2022	2021	$ Change	% Change
Equipment rental	$526.8	$400.4	$126.4	31.6%
Sales of rental equipment	27.7	44.2	(16.5)	(37.3)
Sales of new equipment, parts and supplies	7.7	6.1	1.6	26.2
Service and other revenue	5.1	3.1	2.0	64.5
Total revenues	567.3	453.8	113.5	25.0
Direct operating	246.2	183.0	63.2	34.5
Depreciation of rental equipment	119.3	100.4	18.9	18.8
Cost of sales of rental equipment	18.5	38.4	(19.9)	(51.8)
Cost of sales of new equipment, parts and supplies	5.3	4.2	1.1	26.2
Selling, general and administrative	89.4	65.5	23.9	36.5
Interest expense, net	22.5	21.4	1.1	5.1
Other expense (income), net	(1.0)	(0.2)	(0.8)	NM
Income before income taxes	67.1	41.1	26.0	63.3
Income tax provision	(8.6)	(8.2)	(0.4)	4.9
Net income	$58.5	$32.9	$25.6	77.8%
NM - Not Meaningful

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Equipment rental revenue increased $126.4 million, or 31.6%, during the first quarter of 2022 when compared to the first quarter of 2021 primarily due to higher volume of equipment on rent of 29.0% and positive pricing of 4.3% during the first quarter of 2022 over the same period in the prior year.

Sales of rental equipment decreased $16.5 million, or 37.3%, during the first quarter of 2022 when compared to the first quarter of 2021. During the first quarter of 2022, the decline in volume of sales was related to the increase in utilization and the

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

strategic management of our rental equipment to maximize fleet size as part of our long-term strategy. The margin on sales of rental equipment was 33.2% in 2022 compared to 13.1% in 2021. The increase in margin on sale of rental equipment in 2022 was due to a larger proportion of overall volume of sales through higher margin sales channels and better pricing due to the overall strong market for used equipment.

Direct operating expenses in the first quarter of 2022 increased $63.2 million, or 34.5%, when compared to the first quarter of 2021 primarily related to increases in (i) personnel-related expenses of $26.8 million primarily resulting from increased headcount and increased payroll and benefits, (ii) fleet related expenses including fuel and maintenance expense of $18.0 million related to our increased fleet size and higher average fuel prices in 2022, (iii) re-rent expense of $6.5 million due to the corresponding increase in re-rent revenue, (iv) facilities expense of $4.5 million as we have added more locations through acquisitions and opening greenfield locations.

Depreciation of rental equipment increased $18.9 million, or 18.8%, during the first quarter of 2022 when compared to the first quarter of 2021 due to the increase in average fleet size.

Selling, general and administrative expenses increased $23.9 million, or 36.5%, in the first quarter of 2022 when compared to the first quarter of 2021. The increase was primarily due to selling expense, including commissions and other variable compensation increases, of $11.5 million and general payroll and benefits of $4.1 million. Travel expense also increased by $3.2 million.

Interest expense, net increased $1.1 million, or 5.1%, during the first quarter of 2022 when compared with the same period in 2021 due to higher average outstanding balances and slightly higher weighted average interest rates on the ABL Credit Facility and AR Facility.

Income tax provision was $8.6 million during the first quarter of 2022 compared to $8.2 million in 2021. The provision in each period was driven by the level of pre-tax income, offset primarily by a benefit related to stock-based compensation of $8.1 million and $2.5 million for three months ended March 31, 2022 and 2021, respectively, and non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, funding acquisitions and payment of dividends. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of March 31, 2022, we had approximately $2.2 billion of total nominal indebtedness outstanding.

Our liquidity as of March 31, 2022 consisted of cash and cash equivalents of $22.8 million and unused commitments of approximately $1.1 billion under our ABL Credit Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Three Months Ended March 31,
	2022	2021	$ Change
Cash provided by (used in):
Operating activities	$143.0	$134.7	$8.3
Investing activities	(346.7)	(62.2)	(284.5)
Financing activities	191.4	(72.8)	264.2
Effect of exchange rate changes	—	0.2	(0.2)
Net change in cash and cash equivalents	$(12.3)	$(0.1)	$(12.2)

Operating Activities

During the three months ended March 31, 2022, we generated $8.3 million more cash from operating activities compared with the same period in 2021. The increase was related to improved operating results primarily resulting from higher revenues coupled with continued cost control measures, partially offset by the timing of payments on accounts payable as compared to the same period in 2021.

Investing Activities

Cash used in investing activities increased $284.5 million during the three months ended March 31, 2022 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment, non-rental capital expenditures and acquisitions. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below. Additionally, we closed on three acquisitions during the three months ended March 31, 2022 for a net cash outflow of $73.0 million.

Financing Activities

Cash provided by financing activities increased $264.2 million during the three months ended March 31, 2022 when compared with the prior-year period. Financing activities primarily represents our changes in debt, which included net borrowings of $226.6 million on our revolving lines of credit and securitization, which were used primarily to fund acquisitions during the period. Net repayments in the prior year period were $65.0 million.

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

	Three Months Ended March 31,
	2022	2021
Rental equipment expenditures	$286.8	$90.9
Disposals of rental equipment	(28.8)	(40.3)
Net rental equipment expenditures	$258.0	$50.6

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net capital expenditures for rental equipment increased $207.4 million during the three months ended March 31, 2022 compared to the same period in 2021 as we manage our fleet by continuing to invest in our fleet in high growth markets as part of our long-term capital expenditure plans and manage disposals to respond to a tightening market.
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

The accounts receivable and other assets of the SPE are encumbered in favor of the lenders under our AR Facility. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Substantially all of the remaining assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our ABL Credit Facility. None of such assets are available to satisfy the claims of our general creditors. See Note 11, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2021, and Note 8, "Debt" included in Part I, Item 1 "Financial Statements" of this Report for more information.

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

As of March 31, 2022, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,066.8	$1,066.8
AR Facility	—	—
Total	$1,066.8	$1,066.8

As of March 31, 2022, $24.8 million of standby letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon. The ABL Credit Facility had $225.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our 2027 Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of March 31, 2022, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

Additional information on the terms of our 2027 Notes, ABL Credit Facility and AR Facility is included in Note 11, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Report on Form 10-K for the year ended December 31, 2021. For a discussion of the risks associated with our indebtedness, see Part I, Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of March 31, 2022, there have been no material changes to our indemnification obligations as disclosed in Note 17, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2021. For further information, see the discussion on indemnification obligations included in Note 12, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

For information concerning contingencies, see Note 12, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 2, "Basis of Presentation and Significant Accounting Policies" in Part I, Item 1 "Financial Statements" of this Report.

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

As of March 31, 2022, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 12, "Commitments and Contingencies" to the notes to our condensed consolidated financial statements in Part I, Item 1 "Financial Statements" of this Report.

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors from those previously disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, Hertz Holdings announced a $1.0 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us, as the successor to Hertz Holdings, to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount. The timing and extent to which we repurchase shares will depend upon, among other things, market conditions, share price, liquidity targets, contractual restrictions and other factors. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the three months ended March 31, 2022. As of March 31, 2022, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $395.9 million.

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

3.2
Amended and Restated By-Laws of Herc Holdings Inc., effective February 8, 2022 (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Herc Holdings Inc. (File No. 001-33139), as filed on February 10, 2022.)

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

Date:	April 21, 2022	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK IRION
Mark Irion Senior Vice President and Chief Financial Officer