Form 10-Q
period 2022-06-30
HERC HOLDINGS INC
filed 2022-07-21
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 15, 2022, there were 29,916,562 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2022 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our business plans and strategy, projected profitability, performance or cash flows, future capital expenditures, our growth strategy, including our ability to grow organically and through M&A, anticipated financing needs, business trends, the impact of and our response to COVID-19, our capital allocation strategy, liquidity and capital management and other information that is not historical information. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

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

PART I—FINANCIAL INFORMATION

ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Cash and cash equivalents	$52.1	$35.1
Receivables, net of allowances of $13.5 and $13.6, respectively	457.8	388.1
Other current assets	56.9	46.5
Total current assets	566.8	469.7
Rental equipment, net	3,115.9	2,665.3
Property and equipment, net	336.3	308.4
Right-of-use lease assets	517.1	413.7
Intangible assets, net	415.9	388.7
Goodwill	325.5	231.5
Other long-term assets	32.5	13.1
Total assets	$5,310.0	$4,490.4
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$14.9	$15.2
Current maturities of operating lease liabilities	41.4	38.7
Accounts payable	286.9	280.6
Accrued liabilities	185.1	195.4
Total current liabilities	528.3	529.9
Long-term debt, net	2,503.3	1,916.1
Financing obligations, net	109.2	111.2
Operating lease liabilities	491.4	387.4
Deferred tax liabilities	580.1	536.8
Other long term liabilities	32.4	32.1
Total liabilities	4,244.7	3,513.5
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 32.6 and 32.4 shares issued and 29.9 and 29.7 shares outstanding	0.3	0.3
Additional paid-in capital	1,802.3	1,822.2
Retained earnings (accumulated deficit)	59.6	(53.4)
Accumulated other comprehensive loss	(104.9)	(100.2)
Treasury stock, at cost, 2.7 shares and 2.7 shares	(692.0)	(692.0)
Total equity	1,065.3	976.9
Total liabilities and equity	$5,310.0	$4,490.4

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Equipment rental	$605.4	$448.0	$1,132.2	$848.4
Sales of rental equipment	19.3	30.3	47.0	74.5
Sales of new equipment, parts and supplies	9.4	7.8	17.1	13.9
Service and other revenue	6.3	4.8	11.4	7.9
Total revenues	640.4	490.9	1,207.7	944.7
Expenses:
Direct operating	270.7	203.0	516.9	386.0
Depreciation of rental equipment	130.2	101.1	249.5	201.5
Cost of sales of rental equipment	14.1	24.7	32.6	63.1
Cost of sales of new equipment, parts and supplies	5.4	4.9	10.7	9.1
Selling, general and administrative	97.0	74.0	186.4	139.5
Interest expense, net	25.2	21.0	47.7	42.4
Other (income) expense, net	0.3	0.4	(0.7)	0.2
Total expenses	542.9	429.1	1,043.1	841.8
Income before income taxes	97.5	61.8	164.6	102.9
Income tax provision	(25.3)	(14.7)	(33.9)	(22.9)
Net income	$72.2	$47.1	$130.7	$80.0
Weighted average shares outstanding:
Basic	29.8	29.6	29.8	29.5
Diluted	30.3	30.4	30.4	30.3
Earnings per share:
Basic	$2.42	$1.59	$4.39	$2.71
Diluted	$2.38	$1.55	$4.30	$2.64

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$72.2	$47.1	$130.7	$80.0
Other comprehensive income:
Foreign currency translation adjustments	(6.7)	3.1	(4.3)	5.5
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	0.1	0.5	0.4	1.0
Income tax provision related to defined benefit pension plans	—	(0.1)	(0.8)	(0.2)
Total other comprehensive income	(6.6)	3.5	(4.7)	6.3
Total comprehensive income	$65.6	$50.6	$126.0	$86.3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2021	29.7	$0.3	$1,822.2	$(53.4)	$(100.2)	$(692.0)	$976.9
Net income	—	—	—	58.5	—	—	58.5
Other comprehensive income	—	—	—	—	1.9	—	1.9
Net settlement on vesting of equity awards	0.2	—	(15.0)	—	—	—	(15.0)
Dividends declared, $0.575 per share	—	—	(17.6)	—	—	—	(17.6)
Stock-based compensation charges	—	—	6.2	—	—	—	6.2
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
Balance at March 31, 2022	29.9	0.3	1,796.6	5.1	(98.3)	(692.0)	1,011.7
Net income	—	—	—	72.2	—	—	72.2
Other comprehensive income	—	—	—	—	(6.6)	—	(6.6)
Net settlement on vesting of equity awards	—	—	(0.2)	—	—	—	(0.2)
Dividends declared, $0.575 per share	—	—	—	(17.7)	—	—	(17.7)
Stock-based compensation charges	—	—	5.1	—	—	—	5.1
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
Balance at June 30, 2022	29.9	$0.3	$1,802.3	$59.6	$(104.9)	$(692.0)	$1,065.3

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2020	29.4	$0.3	$1,818.2	$(277.5)	$(107.0)	$(692.0)	$742.0
Net income	—	—	—	32.9	—	—	32.9
Other comprehensive income	—	—	—	—	2.8	—	2.8
Net settlement on vesting of equity awards	0.2	—	(7.1)	—	—	—	(7.1)
Stock-based compensation charges	—	—	5.3	—	—	—	5.3
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Exercise of stock options	—	—	1.5	—	—	—	1.5
Balance at March 31, 2021	29.6	0.3	1,818.5	(244.6)	(104.2)	(692.0)	778.0
Net income	—	—	—	47.1	—	—	47.1
Other comprehensive income	—	—	—	—	3.5	—	3.5
Net settlement on vesting of equity awards	—	—	(1.1)	—	—	—	(1.1)
Stock-based compensation charges	—	—	7.1	—	—	—	7.1
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Exercise of stock options	—	—	0.2	—	—	—	0.2
Balance at June 30, 2021	29.6	$0.3	$1,825.3	$(197.5)	$(100.7)	$(692.0)	$835.4

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$130.7	$80.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of rental equipment	249.5	201.5
Depreciation of property and equipment	30.4	26.9
Amortization of intangible assets	13.0	4.9
Amortization of deferred debt and financing obligations costs	1.6	1.6
Stock-based compensation charges	11.3	12.4
Provision for receivables allowances	20.5	14.3
Deferred taxes	43.1	16.3
Gain on sale of rental equipment	(14.4)	(11.4)
Other	1.4	2.3
Changes in assets and liabilities:
Receivables	(83.0)	(27.8)
Other assets	(7.4)	0.2
Accounts payable	(22.8)	6.2
Accrued liabilities and other long-term liabilities	(15.0)	0.5
Net cash provided by operating activities	358.9	327.9
Cash flows from investing activities:
Rental equipment expenditures	(555.3)	(239.3)
Proceeds from disposal of rental equipment	46.8	71.0
Non-rental capital expenditures	(27.5)	(20.9)
Proceeds from disposal of property and equipment	3.3	2.4
Acquisitions, net of cash acquired	(317.1)	(17.9)
Other investing activities	(23.0)	—
Net cash used in investing activities	(872.8)	(204.7)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	872.8	165.0
Repayments on revolving lines of credit and securitization	(286.2)	(275.0)
Principal payments under finance lease and financing obligations	(7.6)	(6.7)
Dividends paid	(34.3)	—
Proceeds from exercise of stock options	—	1.7
Proceeds from employee stock purchase plan	1.6	1.2
Net settlement on vesting of equity awards	(15.2)	(8.2)
Net cash provided by (used in) financing activities	531.1	(122.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.2)	0.4
Net change in cash and cash equivalents during the period	17.0	1.6
Cash and cash equivalents at beginning of period	35.1	33.0
Cash and cash equivalents at end of period	$52.1	$34.6

Supplemental disclosure of cash flow information:
Cash paid for interest	$45.6	$40.8
Cash paid for income taxes, net	$10.1	$10.8
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$7.2	$63.9
Non-rental capital expenditures in accounts payable	$18.4	$—
Supplemental disclosure of non-cash investing and financing activity:
Equipment acquired through finance lease	$7.1	$0.3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Organization and Description of Business

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or "the Company") is one of the leading equipment rental suppliers with 333 locations in North America as of June 30, 2022. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 56 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Recently Issued Accounting Pronouncements

As of July 21, 2022, the Company has implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board ("FASB") that were in effect. There were no new standards or updates during the three or six months ended June 30, 2022 that had a material impact on the condensed consolidated financial statements.

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 91.2% and 91.3% of total revenue for the three and six months ended June 30, 2022, respectively, compared to 91.6% and 91.9% for the same periods in 2021.
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
The following tables summarize the applicable accounting guidance for the Company’s revenues for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,
	2022			2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$541.3	$—	$541.3	$405.4	$—	$405.4
Other rental revenue:
Delivery and pick-up	—	40.8	40.8	—	25.6	25.6
Other	23.3	—	23.3	17.0	—	17.0
Total other rental revenues	23.3	40.8	64.1	17.0	25.6	42.6
Total equipment rental	564.6	40.8	605.4	422.4	25.6	448.0
Sales of rental equipment	—	19.3	19.3	—	30.3	30.3
Sales of new equipment, parts and supplies	—	9.4	9.4	—	7.8	7.8
Service and other revenues	—	6.3	6.3	—	4.8	4.8
Total revenues	$564.6	$75.8	$640.4	$422.4	$68.5	$490.9

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Six Months Ended June 30,
	2022			2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$1,017.8	$—	$1,017.8	$770.2	$—	$770.2
Other rental revenue:
Delivery and pick-up	—	71.3	71.3	—	46.5	46.5
Other	43.1	—	43.1	31.7	—	31.7
Total other rental revenues	43.1	71.3	114.4	31.7	46.5	78.2
Total equipment rental	1,060.9	71.3	1,132.2	801.9	46.5	848.4
Sales of rental equipment	—	47.0	47.0	—	74.5	74.5
Sales of new equipment, parts and supplies	—	17.1	17.1	—	13.9	13.9
Service and other revenues	—	11.4	11.4	—	7.9	7.9
Total revenues	$1,060.9	$146.8	$1,207.7	$801.9	$142.8	$944.7

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales of rental equipment	$19.3	$30.3	$47.0	$74.5
Sales of new equipment	2.5	1.8	4.3	3.7
Sales of parts and supplies	6.9	6.0	12.8	10.2
Total	$28.7	$38.1	$64.1	$88.4

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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $6.5 million and $11.1 million as of June 30, 2022 and December 31, 2021, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three and six months ended June 30, 2022 and 2021 that was included in the contract liability balance as of the beginning of each such period.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and six months ended June 30, 2022 and 2021 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2022.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	June 30, 2022	December 31, 2021
Rental equipment	$4,879.4	$4,254.8
Less: Accumulated depreciation	(1,763.5)	(1,589.5)
Rental equipment, net	$3,115.9	$2,665.3

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 5—Business Combinations

2022 Business Combinations

On April 19, 2022, the Company completed the acquisition of substantially all of the assets of Cloverdale Equipment Company ("Cloverdale"). Cloverdale was a full-service general equipment rental company comprising of approximately 120 employees and four locations serving industrial and construction customers with core operations in the metropolitan areas of Detroit and Grand Rapids, Michigan; Cleveland, Ohio; and Pittsburgh, Pennsylvania. The aggregate consideration was approximately $178.2 million. The acquisition and related fees and expenses were funded through available cash and drawings on the senior secured asset-based revolving credit facility.

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed (in millions):

Cloverdale
Accounts receivable	$7.6
Other current assets	1.7
Rental equipment	125.2
Property and equipment	4.2
Intangibles(a)	10.9
Total identifiable assets acquired	149.6
Current liabilities	2.0
Net identifiable assets acquired	147.6
Goodwill(b)	30.6
Net assets acquired	$178.2
(a) The following table reflects the fair values and useful lives of the acquired intangible assets identified (in millions):

	Cloverdale	Life (years)
Customer relationships	$10.2	10
Non-compete agreements	0.7	5
	$10.9
(b) The level of goodwill that resulted from the acquisitions is primarily reflective of operational synergies that the Company expects to achieve that are not associated with identifiable assets, the value of Cloverdale's assembled workforce and new customer relationships expected to arise from the acquisition. All of the goodwill is expected to be deductible for income tax purposes.

The assets and liabilities for Cloverdale were recorded as of April 19, 2022 and the results of operations have been included in the Company's consolidated results of operations since that date. Total revenue and income before taxes for Cloverdale included in the consolidated statement of operations since the acquisition date are $11.9 million and $1.8 million, respectively.

In addition to the acquisition of Cloverdale, the Company completed the acquisitions of three companies, totaling 3 locations including Southern Equipment Rental, Harris Diversified, LLC, and Kilowatt Boy, Inc. during the first quarter of 2022 and five companies totaling 5 locations including All Trade Rentals, Inc., Absolute Rental & Supply, Inc., Single Source Rentals Ltd., Kropp Equipment, Inc., and Colvin's Inc. during the second quarter of 2022.

2021 Business Combinations

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

There have been no material adjustments to the purchase price allocations of CBS or Rapid during the six months ended June 30, 2022.

Throughout 2021, the Company also completed the acquisitions of nine additional companies, totaling 14 locations, which included San Mateo Rentals and Jim-N-I Rentals, Inc., Dwight Crane Ltd. along with its U.S. based affiliate, LRX LLC, Reliable Equipment, LLC, SkyKing Lift, Inc., Atlantic Aerial Inc., Central Valley Shoring, Inc., Priority Rental LLC and Temp-Power, Inc.

Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below (in millions) gives effect to the acquisitions of Cloverdale, CBS, and Rapid as if they had been included in the Company's condensed consolidated results for the entire period reflected. The unaudited pro forma supplementary data is provided for informational purposes only and is not indicative of the Company's results of operations had the acquisitions been included for the periods present, nor is it indicative of the Company's future results.

	Three Months Ended June 30, 2022
	Herc	Cloverdale	Total
Historic/pro forma total revenues	$640.4	$2.6	643.0
Historic/combined pretax income	$97.5	1.6	99.1
Pro forma adjustments to consolidated pretax income:
Impact of fair value adjustments/useful life changes on depreciation(a)		0.4	0.4
Intangible asset amortization(b)		(0.4)	(0.4)
Interest expense(c)		(0.2)	(0.2)
Elimination of historic interest(d)		0.1	0.1
Elimination of merger related costs(e)		0.1	0.1
Pro forma pretax income			$99.1

	Six Months Ended June 30, 2022
	Herc	Cloverdale	Total
Historic/pro forma total revenues	$1,207.7	$18.4	1,226.1
Historic/combined pretax income	$164.6	11.4	176.0
Pro forma adjustments to consolidated pretax income:
Impact of fair value adjustments/useful life changes on depreciation(a)		2.2	2.2
Intangible asset amortization(b)		(0.4)	(0.4)
Interest expense(c)		(1.0)	(1.0)
Elimination of historic interest(d)		0.9	0.9
Elimination of merger related costs(e)		0.6	0.6
Pro forma pretax income			$178.3

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Three Months Ended June 30, 2021
	Herc	CBS	Rapid	Cloverdale	Total
Historic/pro forma total revenues	$490.9	$16.1	$6.3	$14.7	$528.0
Historic/combined pretax income	$61.8	2.4	(3.1)	3.9	65.0
Pro forma adjustments to consolidated pretax income:
Impact of fair value adjustments/useful life changes on depreciation(a)		1.1	(1.0)	2.1	2.2
Intangible asset amortization(b)		(1.2)	(0.4)	(0.3)	(1.9)
Interest expense(c)		(0.6)	(0.3)	(0.6)	(1.5)
Elimination of historic interest(d)		0.4	0.3	0.2	0.9
Elimination of merger related costs(e)		0.1	0.1	—	0.2
Pro forma pretax income					$64.9

	Six Months Ended June 30, 2021
	Herc	CBS	Rapid	Cloverdale	Total
Historic/pro forma total revenues	$944.7	$32.2	$12.0	$28.4	$1,017.3
Historic/combined pretax income	$102.9	4.8	(1.2)	5.1	111.6
Pro forma adjustments to consolidated pretax income:
Impact of fair value adjustments/useful life changes on depreciation(a)		2.0	(2.0)	2.9	2.9
Intangible asset amortization(b)		(2.5)	(0.9)	(0.7)	(4.1)
Interest expense(c)		(1.2)	(0.6)	(1.2)	(3.0)
Elimination of historic interest(d)		0.8	0.6	0.5	1.9
Elimination of merger related costs(e)		0.2	0.2	—	0.4
Pro forma pretax income					$109.7
(a) Depreciation of rental equipment was adjusted for the fair value at acquisition and changes in useful lives of equipment acquired.
(b) Intangible asset amortization was adjusted to include amortization of the acquired intangible assets.
(c) As discussed above, the Company funded the Cloverdale, CBS and Rapid acquisitions primarily using drawings on its senior secured asset-based revolving credit facility. Interest expense was adjusted to reflect interest on such borrowings.
(d) Historic interest on debt that is not part of the combined entity was eliminated.
(e) Merger related direct costs primarily comprised of financial and legal advisory fees associated with the Cloverdale, CBS and Rapid acquisitions were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 6—Goodwill and Intangible Assets

Goodwill

The following summarizes the Company's goodwill (in millions):

	June 30, 2022	December 31, 2021
Balance at the beginning of the period:
Goodwill	$906.5	$775.4
Accumulated impairment losses	(675.0)	(674.9)
	231.5	100.5

Additions	94.6	131.1
Currency translation	(0.6)	(0.1)

Balance at the end of the period:
Goodwill	998.9	906.5
Accumulated impairment losses	(673.4)	(675.0)
	$325.5	$231.5

Intangible Assets

Intangible assets, net, consisted of the following major classes (in millions):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$150.2	$(24.4)	$125.8
Internally developed software(a)	53.9	(34.1)	19.8
Total	204.1	(58.5)	145.6
Indefinite-lived intangible assets:
Trade name	270.3	—	270.3
Total intangible assets, net	$474.4	$(58.5)	$415.9
(a) Includes capitalized costs of $10.1 million yet to be placed into service.

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$113.7	$(15.0)	$98.7
Internally developed software(a)	49.6	(30.5)	19.1
Total	163.3	(45.5)	117.8
Indefinite-lived intangible assets:
Trade name	270.9	—	270.9
Total intangible assets, net	$434.2	$(45.5)	$388.7
(a) Includes capitalized costs of $7.4 million yet to be placed into service.

Amortization of intangible assets was $7.1 million and $13.0 million for the three and six months ended June 30, 2022, respectively, and $2.5 million and $4.9 million for the three and six months ended June 30, 2021, respectively.

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

The components of lease expense consist of the following (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2022	2021	2022	2021
Operating lease cost(a)	Direct operating	$34.9	$27.6	$66.3	$51.4
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization(b)	5.4	2.9	10.2	5.2
Interest on lease liabilities	Interest expense, net	0.3	0.3	0.7	0.6
Sublease income	Equipment rental revenue	(21.3)	(18.6)	(39.5)	(32.0)
Net lease cost		$19.3	$12.2	$37.7	$25.2

(a) Includes short-term leases of $17.4 million and $32.7 million for the three and six months ended June 30, 2022, respectively, and $13.7 million and $22.5 million for the three and six months ended June 30, 2021, respectively, and variable lease costs of $0.6 million and $1.3 million for the three and six months ended June 30, 2022, respectively, and $0.8 million and $2.5 million for the three and six months ended June 30, 2021, respectively.
(b) Depreciation and amortization are included with selling, general and administrative expense.

Note 8—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at June 30, 2022	Weighted Average Stated Interest Rate at June 30, 2022	Fixed or Floating Interest Rate	Maturity	June 30, 2022	December 31, 2021
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200.0	$1,200.0
Other Debt
ABL Credit Facility	N/A	2.65%	Floating	2024	1,016.1	456.0
AR Facility	N/A	2.18%	Floating	2022	250.0	225.0
Finance lease liabilities	2.89%	N/A	Fixed	2022-2029	53.9	52.6
Unamortized Debt Issuance Costs(a)					(5.7)	(6.1)
Total debt					2,514.3	1,927.5
Less: Current maturities of long-term debt					(11.0)	(11.4)
Long-term debt, net					$2,503.3	$1,916.1
(a)    Unamortized debt issuance costs totaling $4.1 million and $5.0 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of June 30, 2022 and December 31, 2021, respectively, and are included in "Other long-term assets" in the condensed consolidated balance sheets.

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

ABL Credit Facility
On July 31, 2019, Herc Holdings, Herc and certain other subsidiaries of Herc Holdings entered into a credit agreement with respect to a senior secured asset-based revolving credit facility (the "ABL Credit Facility"). The ABL Credit Facility provides (subject to availability under a borrowing base) for aggregate maximum borrowings of up to $1,750 million under a revolving loan facility. Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation. Subject to the satisfaction of certain conditions and limitations, the ABL Credit Facility allows for the addition of incremental revolving commitments and/or incremental term loans. The ABL Credit Facility matures on July 31, 2024. Additional information about the ABL Credit Facility is included in Note 11, "Debt" to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021. On July 5, 2022, the Company entered into an amendment of the ABL Credit Facility, see Note 17, "Subsequent Event" for further information.

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
Borrowing Capacity and Availability
After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of June 30, 2022 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$709.1	$709.1
AR Facility	—	—
Total	$709.1	$709.1

Letters of Credit
As of June 30, 2022, $24.8 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $225.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at June 30, 2022	Maturities	June 30, 2022	December 31, 2021
Financing obligations	5.21%	2026-2038	$115.2	$117.2
Unamortized financing issuance costs			(2.1)	(2.2)
Total financing obligations			113.1	115.0
Less: Current maturities of financing obligations			(3.9)	(3.8)
Financing obligations, net			$109.2	$111.2

Note 10—Income Taxes

Income tax provision was $25.3 million for the three months ended June 30, 2022 compared to $14.7 million in 2021. The increase in provision was driven by the level of pre-tax income, offset primarily by certain non-deductible expenses.

Income tax provision for the six months ended June 30, 2022 was $33.9 million compared to $22.9 million in 2021. The provision was driven by the level of pre-tax income, offset primarily by a benefit related to stock-based compensation of $8.1 million for six months ended June 30, 2022, compared to $3.2 million for the six months ended June 30, 2021, and certain non-deductible expenses.

Note 11—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the six months ended June 30, 2022 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(12.3)	$(87.9)	$(100.2)
Other comprehensive income before reclassification	(0.7)	(4.3)	(5.0)
Amounts reclassified from accumulated other comprehensive income	0.3	—	0.3
Net current period other comprehensive income	(0.4)	(4.3)	(4.7)
Balance at June 30, 2022	$(12.7)	$(92.2)	$(104.9)

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

    The Spin-Off

In connection with the Spin-Off, pursuant to the separation and distribution agreement (agreements and defined terms are discussed in Note 16, "Arrangements with New Hertz"), the Company has assumed the liability for, and control of, all pending and threatened legal matters related to its equipment rental business and related assets, as well as assumed or retained liabilities, and will indemnify New Hertz for any liability arising out of or resulting from such assumed legal matters. The separation and distribution agreement also provides for certain liabilities to be shared by the parties. The Company is responsible for a portion of these shared liabilities (typically 15%), as set forth in that agreement. New Hertz is responsible for managing the settlement or other disposition of such shared liabilities. Pursuant to the tax matters agreement, the Company has agreed to indemnify New Hertz for any resulting taxes and related losses if the Company takes or fails to take any action (or permits any of its affiliates to take or fail to take any action) that causes the Spin-Off and related transactions to be taxable, or if there is an acquisition of the equity securities or assets of the Company or of any member of the Company’s group that causes the Spin-Off and related transactions to be taxable.

Guarantee

The Company has guaranteed an outstanding bank loan in connection with a previous joint venture. The Company has determined the maximum potential payment amount under the guarantee is approximately $1.7 million; however, the probability of any payment is remote and therefore the Company has not recorded a liability on its balance sheet as of June 30, 2022. The bank loan is collateralized by the rental equipment and other assets of the former joint venture entity and has maturities through 2024.

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

Cash Equivalents

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had no cash equivalents at June 30, 2022 or December 31, 2021.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of June 30, 2022 and December 31, 2021. The fair value of the Company's 2027 Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	June 30, 2022		December 31, 2021
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200.0	$1,098.0	$1,200.0	$1,248.0

Note 14—Earnings Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted earnings per share:
Numerator:
Net income, basic and diluted	$72.2	$47.1	$130.7	$80.0
Denominator:
Basic weighted average common shares	29.8	29.6	29.8	29.5
Stock options, RSUs and PSUs	0.5	0.8	0.6	0.8
Weighted average shares used to calculate diluted earnings per share	30.3	30.4	30.4	30.3
Earnings per share:
Basic	$2.42	$1.59	$4.39	$2.71
Diluted	$2.38	$1.55	$4.30	$2.64
Antidilutive stock options, RSUs and PSUs	0.2	—	0.1	—

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 15—Related Party Transactions

Agreements with Carl C. Icahn

The Company is subject to the Nomination and Standstill Agreement, dated September 15, 2014 (the "Nomination and Standstill Agreement"), with Carl C. Icahn and certain related entities and individuals. In connection with their appointments or nomination, as applicable, to the Company’s board of directors (the "Board"), each of Hunter C. Gary, Steven D. Miller and Andrew Teno (collectively, the "Icahn Designees," and, together with Carl C. Icahn and the other parties to the Nomination and Standstill Agreements, the "Icahn Group") executed a Joinder Agreement agreeing to become bound as a party to the terms and conditions of the Nomination and Standstill Agreement (such Joinder Agreements, together with the Nomination and Standstill Agreement, are collectively referred to herein as the "Icahn Agreements").

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

Note 17—Subsequent Event

On July 5, 2022, Herc Holdings, Herc and certain other subsidiaries of Herc Holdings entered into an amendment (the “First Amendment”) to the ABL Credit Facility. The First Amendment was executed primarily to increase the aggregate amount of the revolving credit commitments to $3.5 billion and to extend the maturity date of the ABL Credit Facility to July 5, 2027. In addition, (i) the provisions of the ABL Credit Facility regarding interest on revolving loans were amended to replace LIBOR-based rates with rates based on Term SOFR with regard to loans denominated in U.S. dollars and to make certain associated changes; and (ii) certain of the operational and restrictive covenants and other terms and conditions of the ABL Facility were modified to provide the Company and its subsidiaries increased flexibility and permissions thereunder.

A new section was added to the ABL Credit Facility to provide that the Company, in consultation with a Sustainability Coordinator, may establish key performance indicators (“KPIs”) with respect to certain environmental, social and governance targets of the Company and its subsidiaries, which if mutually agreed, may be incorporated into the ABL Credit Facility through an amendment (an “ESG Amendment”). Upon the effectiveness of an ESG Amendment, the commitment fee and the spreads applicable to revolving loans may be increased or decreased within certain limits based on performance against the KPIs.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During 2021, customer demand improved as the government rolled out the distribution of vaccines and lifted COVID-19 related restrictions, which opened up local economic activity. Demand in 2022 remains strong, however, the impact of the COVID-19 pandemic continues to evolve and the economic recovery we are seeing could be slowed or reversed by a number of factors, including a widespread resurgence in COVID-19 infections, whether due to the spread of variants of the virus or otherwise, the rate and efficacy of vaccinations, labor constraints, the strength of the global supply chain, and government actions. We cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted, however, we believe we are well-positioned to operate effectively through the present environment.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Equipment rental	$605.4	$448.0	$157.4	35.1%	$1,132.2	$848.4	$283.8	33.5%
Sales of rental equipment	19.3	30.3	(11.0)	(36.3)	47.0	74.5	(27.5)	(36.9)
Sales of new equipment, parts and supplies	9.4	7.8	1.6	20.5	17.1	13.9	3.2	23.0
Service and other revenue	6.3	4.8	1.5	31.3	11.4	7.9	3.5	44.3
Total revenues	640.4	490.9	149.5	30.5	1,207.7	944.7	263.0	27.8
Direct operating	270.7	203.0	67.7	33.3	516.9	386.0	130.9	33.9
Depreciation of rental equipment	130.2	101.1	29.1	28.8	249.5	201.5	48.0	23.8
Cost of sales of rental equipment	14.1	24.7	(10.6)	(42.9)	32.6	63.1	(30.5)	(48.3)
Cost of sales of new equipment, parts and supplies	5.4	4.9	0.5	10.2	10.7	9.1	1.6	17.6
Selling, general and administrative	97.0	74.0	23.0	31.1	186.4	139.5	46.9	33.6
Interest expense, net	25.2	21.0	4.2	20.0	47.7	42.4	5.3	12.5
Other expense (income), net	0.3	0.4	(0.1)	(25.0)	(0.7)	0.2	(0.9)	NM
Income before income taxes	97.5	61.8	35.7	57.8	164.6	102.9	61.7	60.0
Income tax provision	(25.3)	(14.7)	(10.6)	72.1	(33.9)	(22.9)	(11.0)	48.0
Net income	$72.2	$47.1	$25.1	53.3%	$130.7	$80.0	$50.7	63.4%
NM - Not Meaningful

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

Equipment rental revenue increased $157.4 million, or 35.1%, during the second quarter of 2022 due to higher volume of equipment on rent of 34.9% and positive pricing of 5.5% over the same period in the prior year.

Sales of rental equipment decreased $11.0 million, or 36.3%, during the second quarter of 2022 when compared to the second quarter of 2021. During the second quarter of 2022, the decline in volume of sales was related to the increase in utilization and the strategic management of our rental equipment to maximize fleet size as part of our long-term strategy. The margin on sales

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of rental equipment was 26.9% in 2022 compared to 18.5% in 2021. The increase in margin on sale of rental equipment in 2022 was due to a larger proportion of overall volume of sales through higher margin sales channels and better pricing due to the overall strong market for used equipment.

Direct operating expenses in the second quarter of 2022 increased $67.7 million, or 33.3%, when compared to the second quarter of 2021 primarily related to increases in (i) personnel-related expenses of $28.4 million primarily resulting from increased headcount and increased wages and benefits, (ii) fleet related expenses including fuel and maintenance expense of $18.8 million related to our increased fleet size and higher average fuel prices in 2022, (iii) delivery expense of $7.3 million due to increased volume of transactions and (iv) facilities expense of $5.7 million as we have added more locations through acquisitions and opening greenfield locations.

Depreciation of rental equipment increased $29.1 million, or 28.8%, during the second quarter of 2022 when compared to the second quarter of 2021 due to the increase in average fleet size.

Selling, general and administrative expenses increased $23.0 million, or 31.1%, in the second quarter of 2022 when compared to the second quarter of 2021. The increase was primarily due to selling expense, including commissions and other variable compensation increases, of $13.0 million. Travel expense also increased by $3.6 million.

Interest expense, net increased $4.2 million, or 20.0%, during the second quarter of 2022 when compared with the same period in 2021 due to higher average outstanding balances and weighted average interest rates on the ABL Credit Facility and AR Facility.

Income tax provision was $25.3 million during the second quarter of 2022 compared to $14.7 million in 2021. The provision in each period was driven by the level of pre-tax income, offset partially by certain non-deductible expenses.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

Equipment rental revenue increased $283.8 million, or 33.5%, during the first half of 2022 primarily due to higher volume of equipment on rent of 32.1% and positive pricing of 4.9% over the same period in the prior year.

Sales of rental equipment decreased $27.5 million, or 36.9%, during the first half of 2022 when compared to the first half of 2021. During the first half of 2022, the decline in volume of sales was related to the increase in utilization and the strategic management of our rental equipment to maximize fleet size as part of our long-term strategy. The margin on sales of rental equipment was 30.6% in 2022 compared to 15.3% in 2021. The increase in margin on sale of rental equipment in 2022 was due to a larger proportion of overall volume of sales through higher margin sales channels and better pricing due to the overall strong market for used equipment.

Direct operating expenses in the first half of 2022 increased $130.9 million, or 33.9%, when compared to the first half of 2021 primarily related to increases in (i) personnel-related expenses of $55.0 million primarily resulting from increased headcount and increased wages and benefits, (ii) fleet related expenses including fuel and maintenance expense of $36.7 million related to our increased fleet size and higher average fuel prices in 2022, (iii) delivery expense of $11.2 million due to increased volume of transactions, (iv) facilities expense of $10.3 million as we have added more locations through acquisitions and opening greenfield locations and (v) re-rent expense of $10.1 million due to the corresponding increase in re-rent revenue.

Depreciation of rental equipment increased $48.0 million, or 23.8%, during the first half of 2022 when compared to the first half of 2021 due to the increase in average fleet size.

Selling, general and administrative expenses increased $46.9 million, or 33.6%, in the first half of 2022 when compared to the first half of 2021. The increase was primarily due to selling expense, including commissions and other variable compensation increases, of $24.4 million and general payroll and benefits of $3.8 million. Travel expense and professional fees also increased by $6.8 million and $5.0 million, respectively.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense, net increased $5.3 million, or 12.5%, during the first half of 2022 when compared with the same period in 2021 due to higher average outstanding balances and weighted average interest rates on the ABL Credit Facility and AR Facility.

Income tax provision was $33.9 million during the first half of 2022 compared to $22.9 million in 2021. The provision in each period was driven by the level of pre-tax income, offset primarily by a benefit related to stock-based compensation of $8.1 million and $3.2 million for six months ended June 30, 2022 and 2021, respectively, and non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, funding acquisitions, payment of dividends and share repurchases. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of June 30, 2022, we had approximately $2.5 billion of total nominal indebtedness outstanding.

Our liquidity as of June 30, 2022 consisted of cash and cash equivalents of $52.1 million and unused commitments of approximately $0.7 billion under our ABL Credit Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Six Months Ended June 30,
	2022	2021	$ Change
Cash provided by (used in):
Operating activities	$358.9	$327.9	$31.0
Investing activities	(872.8)	(204.7)	(668.1)
Financing activities	531.1	(122.0)	653.1
Effect of exchange rate changes	(0.2)	0.4	(0.6)
Net change in cash and cash equivalents	$17.0	$1.6	$15.4

Operating Activities

During the six months ended June 30, 2022, we generated $31.0 million more cash from operating activities compared with the same period in 2021. The increase was related to improved operating results primarily resulting from higher revenues coupled with continued cost control measures, partially offset by the timing of payments on accounts payable as compared to the same period in 2021.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Investing Activities

Cash used in investing activities increased $668.1 million during the six months ended June 30, 2022 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment, non-rental capital expenditures and acquisitions. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below. Additionally, we closed on nine acquisitions during the six months ended June 30, 2022 for a net cash outflow of $317.1 million.

Financing Activities

Cash provided by financing activities increased $653.1 million during the six months ended June 30, 2022 when compared with the prior-year period. Financing activities primarily represents our changes in debt, which included net borrowings of $586.6 million on our revolving lines of credit and securitization, which were used primarily to fund acquisitions during the period. Net repayments in the prior year period were $110.0 million.

In accordance with our share repurchase program that was adopted in March 2014 ("Share Repurchase Program"), we may from time to time repurchase shares in the open market or through privately negotiated transactions, in accordance with applicable securities laws. As of June 30, 2022, $395.9 million remains available under the Share Repurchase Program and we expect to make purchases during 2022 in accordance with our overall capital allocation strategy.

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

	Six Months Ended June 30,
	2022	2021
Rental equipment expenditures	$555.3	$239.3
Disposals of rental equipment	(46.8)	(71.0)
Net rental equipment expenditures	$508.5	$168.3
Net capital expenditures for rental equipment increased $340.2 million during the six months ended June 30, 2022 compared to the same period in 2021 as we manage our fleet by continuing to invest in our fleet in high growth markets as part of our long-term capital expenditure plans and manage disposals to respond to a tightening market.
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

As of June 30, 2022, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$709.1	$709.1
AR Facility	—	—
Total	$709.1	$709.1

On July 5, 2022, we entered into an amendment to the ABL Credit Facility that was executed primarily to increase the aggregate amount of the revolving credit commitments to $3.5 billion and to extend the maturity date of the ABL Credit Facility to July 5, 2027. See Note 17, "Subsequent Event" included in Part I, Item 1 "Financial Statements" of this Report for more information.

As of June 30, 2022, $24.8 million of standby letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon. The ABL Credit Facility had $225.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our 2027 Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of June 30, 2022, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

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

Dividends

On May 13, 2022, the Company declared a quarterly dividend of $0.575 per share to record holders as of May 27, 2022, with payment date of June 10, 2022. The declaration of dividends on our common stock is discretionary and will be determined by our board of directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors. The amounts available to pay cash dividends are restricted by our debt agreements.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of June 30, 2022, there have been no material changes to our indemnification obligations as disclosed in Note 17, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2021. For further information, see the discussion on indemnification obligations included in Note 12, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

As of June 30, 2022, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, we announced a $1.0 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount and our repurchases may be subject to certain predetermined price/volume guidelines, set from time-to-time, by our board of directors. The timing and extent to which we repurchase shares will depend upon, among other things, strategic priorities, market conditions, share price, liquidity targets, contractual restrictions, regulatory requirements and other factors. Share repurchases may be commenced or suspended at any time or from time-to-time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the six months ended June 30, 2022. As of June 30, 2022, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $395.9 million.

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

10.1
Amendment No. 1 to ABL Credit Facility, dated July 5, 2022, by and among Bank of America, N.A., a national banking association, as agent, the financial institutions from time to time parties thereto, and Herc Holdings Inc., Mathews Equipment Limited, and certain subsidiaries of Herc Holdings Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 8, 2022.)

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

Date:	July 21, 2022	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK IRION
Mark Irion Senior Vice President and Chief Financial Officer