Form 10-K
period 2022-12-31
HERC HOLDINGS INC
filed 2023-02-14
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date, was $2.31 billion.
As of February 10, 2023, there were 29,123,141 shares of the registrant's common stock outstanding.
Documents incorporated by reference:
Certain portions, as expressly described in this report, of the Registrant's Proxy Statement for its 2023 annual meeting of stockholders, to be filed within 120 days of December 31, 2022 (the "Proxy Statement"), are incorporated by reference into Part III.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2022 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our business plans and strategy, projected profitability, performance or cash flows, future capital expenditures, our growth strategy, including our ability to grow organically and through M&A, anticipated financing needs, business trends, the impact of and our response to COVID-19, our capital allocation strategy, liquidity and capital management and other information that is not historical information. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

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

i

HERC HOLDINGS INC. AND SUBSIDIARIES
PART I
ITEM l. BUSINESS

Our Company
Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or the "Company") is one of the leading equipment rental suppliers with 356 locations in North America. We conduct substantially all of our operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 57 years of experience, we are a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to our principal business of equipment rental, we sell used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provide repair, maintenance, equipment management services and safety training to certain of our customers; offer equipment re-rental services and provide on-site support to our customers; and provide ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

Our classic fleet includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction and lighting. Our equipment rental business is supported by ProSolutions®, our industry-specific solutions-based services, which includes power generation, climate control, remediation and restoration, pump, trench shoring, studio and production equipment, and our ProContractor professional grade tools.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

Our Competitive Strengths
Our competitive strengths include the following:
A Market Leader in North America with Significant Scale and Broad Footprint—We believe we are one of the largest equipment rental companies in the North American equipment rental industry, with an estimated 4% market share by revenue and 356 locations in 42 states in the United States and five provinces in Canada. Our scale compared to most of our competitors provides us with a number of significant competitive advantages including:

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

Established National Accounts Program—Our national account program provides us with longer rental durations for much of our equipment, with many of our larger customers renting equipment from us for use in large, complex projects. These arrangements provide a number of additional benefits, including recurring revenue, attractive credit profiles, improved fleet utilization and enhanced presence in new markets. National accounts represented 43% of equipment rental revenue for the year ended December 31, 2022. Through our national customer relationship program, our sales teams serve as a single point of contact for those customers' equipment rental needs. This enables us to be a full end-to-end solutions provider.

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

Experienced Senior Leadership Team—We have an experienced senior leadership team committed to maintaining operational excellence with an average of approximately 23 years of experience in the equipment rental and heavy equipment industries. Our senior leadership team has extensive knowledge of all aspects of these industries, particularly in North America. Our team is dedicated to providing our customers a quality rental experience and is committed to further improving our performance capabilities.

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

We also seek to achieve ongoing growth via our strategy to expand and diversify our revenues through a broader mix of equipment that increases the range of customers and markets we serve. We are growing our ProSolutions® business which offers specialized equipment and services, including technical expertise and customized solutions, for customers and projects, as well as our ProContractor business, which focuses on professional grade tools and equipment that meet their needs. We will continue to offer a comprehensive equipment rental fleet to maintain our market leadership.

Our footprint expansion includes locations dedicated to our ProSolutions® and ProContractor business to better support our growing specialty equipment and services operations. We will continue to pursue initiatives that allow us to drive more volume through existing branches and we will also take advantage of cross-selling opportunities to increase our share of our customers’ total rental spend.

Elevate Technology—We are elevating the use of technology across the rental consumption chain by making significant investments in our digital platforms and are leveraging the knowledge that we have in serving customers for over fifty years to ensure that those investments create value throughout the rental experience. We are committed to delivering technology that enables us to drive improvements in customers’ efficiency and productivity. Our redesigned customer platform is based on data-driven business intelligence. We offer a self-service model in which our customers have a real-time view into equipment availability through both a mobile and desktop view. Customers will be presented with spot market pricing models and logistics options and can create their own equipment orders based on the information provided. Our customers are able to manage their equipment, rental contracts, and accounts through our technology platform and are also able to use self-service tools to act upon rental decisions such as extending a contract, adding equipment, or indicating that a job is complete.

Integrate ESG—The equipment rental industry highlights the benefits of a sharing economy by minimizing manufacturing and materials purchasing, and the subsequent reduction of related emissions and pollutants that have been associated with negative impacts to our environment. In addition, by maintaining premium rental equipment and updating it annually, with investments in state-of-the-art fuel- and energy-efficient equipment, we assist our customers in achieving their environmental goals and to operate more cost efficiently than if they were to purchase equipment they don't fully utilize.

We have established three major initiatives with a goal to be completed by 2030, using 2019 as our base year for measurement. We intend to reduce our Scope 1 and 2 greenhouse gas emission intensity by 25%; reduce our non-toxic waste intensity to landfill by 25%, and continue to improve our safety annually, with a Total Reportable Incident Rate of 0.49 or lower.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

Allocate Capital—We are committed to delivering long-term sustainable value for shareholders with a balanced, disciplined, and opportunistic approach to capital deployment. Over the past five years, we have laid the foundation for growth and as we continue to invest in the business we will generate surplus capital that we intend to allocate through further investment in rental equipment, strategic acquisitions, distributions to shareholders with a quarterly dividend that began in the fourth quarter of 2021 and resumption of opportunistic repurchases under our existing share repurchase program.

Our Products and Services
Our principal products and services are described below.

Equipment Rental—We offer for rent, on an hourly, daily, weekly or monthly basis, equipment from a variety of leading, globally known original equipment manufacturers, with which we maintain strong relationships. The equipment is typically new at the time of acquisition and is not subject to any repurchase program. As of December 31, 2022, the average age of our equipment fleet was 48 months.

As of December 31, 2022, our rental fleet consisted of equipment with a total original equipment cost, based on the guidelines of the American Rental Association, of $5.64 billion. The following table provides a breakdown of the composition of our equipment rental fleet based on original equipment cost:

	% of Original Equipment Cost
	December 31,
Equipment Type	2022	2021
Aerial	23.3%	23.5%
Specialty	23.9%	23.5%
Material Handling	17.4%	17.7%
Earthmoving	12.9%	13.9%
Other	22.5%	21.4%

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

Our Customers
We have a wide range of customers across diverse markets with a large base of local small to mid-size customers as well as customers seeking specialty solutions or equipment. The principal markets we serve, based on our customers’ Standard Industrial Classification (“SIC”) codes, are as follows:
•Contractors - We serve various types of contractors in non-residential and residential construction, specialty trade, restoration, remediation and environment and facility maintenance. Contractor business represented approximately 35% of our equipment rental revenue for the year ended December 31, 2022.
•Industrial - We serve industrial customers across a broad range of industries, including refineries and petrochemical operations, industrial manufacturing including automotive and aerospace, power, metals and mining, agriculture, pulp, paper and wood and food and beverage. We believe that key drivers of growth within the industrial market include increased levels of spending on industrial capital and maintenance, repairs and overhaul. Industrial customers represented approximately 27% of our equipment rental revenue for the year ended December 31, 2022.
•Infrastructure and Government - We serve our infrastructure customers across a wide range of projects such as highways and bridges, sewer and waste, railroads and other transportation, utilities as well as all governmental spending. Infrastructure and government represented approximately 16% of our equipment rental revenue for the year ended December 31, 2022.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

•Other Customers - In addition, we serve a variety of other customers across a diverse range of industries, including commercial facilities, hospitality, healthcare, recreation, entertainment production and special event management. These customers collectively represented approximately 22% of our equipment rental revenue for the year ended December 31, 2022.

We operate in mid-size and large urban markets serving a wide range of industries, which enables us to reduce exposure to any single customer or market, with no single customer making up more than 3% of our equipment rental revenue for the years ended December 31, 2022, 2021 or 2020. Our footprint and broad customer base also assist in reducing the seasonality of our revenues and the impact from any one market's cycle.

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

Human Capital Management
As of December 31, 2022, we employed approximately 6,600 people, some of whom are covered by a variety of union contracts and, in the case of Canadian employees, have governmental regulations affecting, among other things, compensation, job retention rights and pensions. Approximately 585 employees in the United States and 105 employees in Canada are covered by collective bargaining arrangements and we believe that our relations with the labor unions are good. We also employ a number of temporary workers, and engage outside services, as is customary in the industry, principally for the movement of rental equipment between rental locations and the movement of rental equipment to and from customers’ job sites.

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

Safety communications include an annual commitment to safety and ongoing safety reminders from the CEO, monthly "Safety Thoughts" messages that reinforce safety awareness and behaviors at work and at home, safety boards at every branch that serve as a dedicated resource for safety-related information, and morning stretch and safety huddles at all locations to help get every working day off to a safe start. We strive for the “Perfect Day” which is defined as a working day across our company with (i) no OSHA recordable incidents, (ii) no Department of Transportation violations and (iii) no “at fault” motor vehicle accidents. All of our branches achieved at least 98% Perfect Days in 2022.

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

We track and share standard safety performance metrics throughout the organization, such as the OSHA Total Recordable Incident Rate ("TRIR"), the Days Away/Restricted Transfer Rate ("DART") and Lost Time Case Rate ("LTC"). During the year ended December 31, 2022, we had a TRIR of 0.52, a DART of 0.24 and LTC of 0.16. We report our safety performance to the Board of Directors at each regularly scheduled meeting.

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

Training and Talent Development—We are committed to the continued development of our employees and offer learning and development opportunities spanning instructor-led and online, on-demand courses that support improved performance and effectiveness as well as personal and professional growth. These opportunities apply to all employees across all stages of career progression and job responsibilities. More than a dozen instructor-led courses enhance employees' sales, managerial leadership and role-specific skills, such as our shop and counter operations training, sales training, branch manager courses, hands on equipment training for mechanics and a professional development series designed to improve the skills necessary to navigate and succeed in the workplace. In 2022, our employees enhanced their skills through approximately 309,000 hours of training focused in the areas of safety, customer service, sales fundamentals, process and tool training, management basics and soft skills, leveraging over 35,000 unique training assets and programs.

Strategic talent review and succession planning occur on a planned cadence annually. The CEO and CHRO meet regularly with senior leadership and the Board of Directors to review succession plans. We seek to provide opportunities for our employees to grow their careers by increasing our focus on internal talent mobility, which resulted in filling many open management positions internally during the year ended December 31, 2022.

Inclusion and Diversity—We strive to build a team that reflects the variety of people, cultures and communities we interact with to create an inclusive, productive environment. We believe that varied perspectives best leverage employee talents, leading to creative thinking, open communication and greater customer and team engagement. Members of our recruiting team have earned, or are in the process of earning, the AIRS Certified Diversity Recruiter designation, which provides the knowledge and tools to create an effective plan for recruiting a diverse and inclusive workforce. As of December 31, 2022, women represented approximately 12% of our workforce and 17% of our managerial roles. As of December 31, 2022, people of color represented approximately 31% of our workforce and 16% of our managerial roles. Additionally, 33% of our non-employee members of the Board of Directors are women or people of color.

Our efforts to build an inclusive team led to the creation of two employee resource groups, Women in Action and the Veterans Resource Group. Women in Action seeks to empower, support and develop women by facilitating the exchange of knowledge and experiences through learning opportunities as well as with internal and external networking events. Similarly, the Veterans Resource Groups offers veterans a community of support, networking, collaboration, learning and sharing. As of December 31, 2022, approximately 8% of our employees have self-reported as veterans.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

There is an increasing global regulatory focus on greenhouse gas ("GHG") emissions and their potential impacts relating to climate change. Future laws, regulations or policies in response to concerns over GHG emissions such as carbon taxes, mandatory reporting and disclosure obligations and changes in procurement policies could significantly increase our operational and compliance burdens and costs. We monitor developments in climate-change related regulation for their potential effect on us and also have a sustainability program that seeks to mitigate our impact on the environment, including initiatives and targets to reduce our Scope 1 and 2 GHG emissions intensity. Based on the conditions currently known to us, we do not believe that any pending or likely remediation and compliance costs will have a material adverse effect on our business. We cannot be certain, however, as to the potential financial impact on our business if new adverse conditions are discovered, or compliance requirements become more stringent. See Item 1A "Risk Factors—Other Operational Risks."

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS
Investing in or maintaining your investment in Herc Holdings common stock involves risk. You should carefully consider each of the risks and uncertainties set forth below as well as the other information contained in this Report before deciding to invest in our securities. We have grouped our Risk Factors under captions that we believe describe various categories of potential risk. For the reader’s convenience, we have not duplicated risk factors that could be considered to be included in more than one category. Any of the following risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, liquidity and/or cash flows and the impact could be compounded if multiple risks were to occur. However, the following risks and uncertainties are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial also may materially and adversely affect our business, financial condition, results of operations, liquidity and/or cash flows. In the event that any of these risks have such a material adverse effect, the value of our securities could decline and you could lose all or part of your investment.

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

While the pandemic's impact on social and economic conditions has begun to subside and potentially shifting toward becoming more endemic in the U.S. , the extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of COVID-19 and related restrictions on economic activity, all of which are uncertain and cannot be predicted. An extended period of economic disruption could materially affect our business, results of operations, access to sources of liquidity, particularly our cash flow from operations, and financial condition.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
Our business is heavily reliant upon communication networks, centralized information technology ("IT") systems, and third-party technologies and services, and the concentration of our IT systems and sensitive information creates or increases risks for us, including the risk of the misuse or theft of information as a result of cybersecurity breaches or otherwise, which could harm our brand, reputation or competitive position and give rise to material liabilities.

We regularly possess, collect, receive, store, process, generate, use, disclose, transmit, protect, and handle non-public information about individuals and businesses, including both credit and debit card information and other proprietary, sensitive and confidential personal information (collectively, sensitive information). In addition, our customers regularly transmit sensitive information to us via the Internet and through other electronic means.

We rely heavily on communication networks, including the Internet and on IT systems, to process rental and sales transactions, manage our pricing, manage our equipment fleet, manage our financing arrangements, pay suppliers and other third parties, collect from our customers, account for our activities and otherwise conduct our business and report our financial results. Our major IT systems and accounting functions are centralized in a few locations. Any disruption, termination or substandard provision of these services, whether as the result of computer or telecommunications issues (including operational failures, server malfunctions, software bugs, software or hardware failures, loss of data or other IT assets, or similar), cyber attacks (such as computer malware, ransomware, business e-mail compromise, malicious code like viruses or worms, denial of service attacks, credential stuffing, credential harvesting, supply-chain attacks or other social engineering attacks like phishing attacks), personnel misconduct or error, localized conditions (such as a power outage, fire or explosion) or events or circumstances of broader geographic impact (such as an earthquake, storm, flood, other natural disaster, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal operations. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Our facilities and systems and those of our third-party service providers may contain defects in design or manufacture or other problems that could compromise information security, and are also subject to the risk of human error. Unauthorized parties also may attempt to gain access to our systems or facilities, or those of third parties with whom we do business. All of the aforementioned threats are prevalent, increasing in their frequency, sophistication and intensity, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, sophisticated nation states, and nation-state-supported actors (including nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities). During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and provide services.

Any of the previously identified or similar threats could cause a security breach or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our IT systems, or those of the third parties upon whom we rely. A security breach or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services.

We may expend significant resources or modify our business activities to try to protect against security breaches, and certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our IT systems and sensitive information. While we have implemented security measures designed to protect against security breaches, there can be no assurance that these measures are effective. We may be unable in the future to detect vulnerabilities in our IT systems and networks because many of the techniques used to effectuate a security breach are difficult to detect or anticipate until launched against a target and we may be unable to (or delayed in adopting measures to) prevent, contain or detect security breaches or other compromises or implement adequate preventative measures.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security breaches. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. A security breach could adversely affect our corporate reputation as well as our operations, and could result in government enforcement actions, litigation against us, additional reporting requirements and/or oversight, restrictions on processing sensitive information, indemnification obligations, monetary fund diversions, interruptions in our operations, financial loss, the

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
imposition of penalties, and other similar harms. A security breach and attendant consequences could cause the loss of customers, deter new customers from using our services, negatively impact our ability to grow and operate our business, and require that we invest significant additional resources related to our information security systems.

In addition, we rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. We may also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Therefore, we are also susceptible to disruptions, failures and breaches of the systems maintained by our outsourced providers, which we do not control. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. Any disruption, failure, breach or poor performance of any of these systems could lead to lower revenues, increased costs or other material adverse effects on our business and results of operations. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. Additionally, we are incorporated into the supply chain of a large number of companies in North America and, as a result, if our products are compromised, a significant number or, in some instances, all of our customers and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm.

Failure to maintain, upgrade or replace our IT systems could materially adversely affect us.

Our business continues to demand the use of sophisticated systems and technologies, including digital tools, SaaS offerings and cloud computing. As a result, we devote significant time and resources in maintaining, upgrading or replacing our systems and technologies in order to meet customers' demands and expectations. These types of activities subject us to additional costs and inherent risks associated with maintaining, upgrading, replacing and changing these systems and technologies, including impairment of our ability to manage our business, loss of customer confidence and business, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, demands on management time, training our employees to operate the systems, and other risks and costs of delays or difficulties in transitioning to, or integrating, new systems and technologies into our current business. We rely on certain third party software providers to maintain and periodically upgrade many of these systems and technologies so that they can continue to support our business. Further, the software programs supporting our business are licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade our systems and technologies would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

Our ability to successfully execute on our business plan depends upon the contributions of our senior management team as well as other key talent including our dedicated sales force and trades talent such as drivers and mechanics. In recent years, we have experienced increasing competition for available talent in the North American workforce as reflected by the low unemployment rate, shortages of available industry trades talent and increasing costs to retain employees. As a result, we could experience inefficiencies or a lack of business continuity due to employee turnover, new employees’ lack of historical knowledge and lack of familiarity with the business processes, operating requirements, purpose and culture, policies and procedures, and key information technologies and related infrastructure used in our day-to-day operations and financial reporting. Historically we have noted a ramp-up period before new members of our sales organization typically achieve a level of sales comparable to those we have employed for a longer period of time. We may also experience additional costs as new employees learn their roles and gain necessary experience, in addition to the cost of hiring new individuals. It is important to our success that newly hired team members quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. Further, if we cannot meet our needs for IT staff, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

An "ownership change" could limit our ability to utilize tax attributes, including net operating losses, capital loss carryovers, excess foreign tax carryforwards, and credit carryforwards, to offset future taxable income. As of December 31, 2022, we had unutilized U.S. federal net operating loss carryforwards of approximately $532.1 million. Our ability to use such tax attributes to offset future taxable income and tax liabilities may be significantly limited if we experience an "ownership change" as defined in Section 382(g) of the Code. In general, an ownership change will occur if and when the percentage of Herc Holdings’ ownership (by value) of one or more "5-percent shareholders" (as defined in the Code) has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally should be subject to an annual limitation on its pre-ownership change tax loss carryforward which accumulates each year to the extent that there is any unused limitation from a prior year. The limitation on our ability to utilize tax losses and credit carryforwards arising from an ownership change under Section 382 depends on the value of our equity at the time of any ownership change. If we were to experience an "ownership change,” it is possible that a significant portion of our tax loss carryforwards could expire before we would be able to use them to offset future taxable income. Many states have adopted the federal Section 382 rules and therefore have similar limitations with respect to state tax attributes.

Other Operational Risks

Any decline in our relationships with our key national account customers or the amount of equipment they rent from us could materially adversely affect our business, financial position, results of operations and cash flows.

Our business depends on our ability to maintain positive relations with our key national account customers, which collectively accounted for 43% of our rental revenue in 2022. We cannot assure you that all of these relationships will continue at current levels or on current terms. Our contracts with our customers generally do not obligate them to rent equipment from us. Revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue in future periods or, if continued, may not reach or exceed historical levels in any period. Further, if our key customers fail to remain competitive in their respective markets or encounter financial or operational problems, our business, financial position, results of operations and cash flows may be materially adversely affected.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

As our rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, and the risk of fleet equipment being out of service, generally increase. As of December 31, 2022, the average age of our rental equipment fleet was approximately 48 months. Determining the optimal age at disposition for our rental equipment is subjective and requires considerable estimates by management. We have made estimates regarding the relationship between the age of our rental equipment, the maintenance and repair costs, the availability of our fleet and the market value of used equipment. It is possible that we may allow the average age of our rental equipment fleet to increase, which could increase our costs for maintenance and repair and likely would negatively impact the market value of such equipment at the time of its disposition. If maintenance and repair costs are higher than estimated or in-service times or market values of used equipment are lower than estimated, our financial condition, results of operations, liquidity and cash flows could be materially adversely affected.

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

Our operations are subject to numerous national, state, provincial and local laws and regulations governing environmental protection and occupational health and safety matters. These laws govern such issues as wastewater, storm water, solid and hazardous wastes and materials, air quality and matters of workplace safety. Under these laws and regulations, regardless of fault we may be liable for, among other things, the cost of investigating and remediating contamination at our sites as well as sites to which we have sent hazardous wastes for disposal or treatment, and also fines and penalties for non-compliance. We use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from storage tanks at certain of our locations. We also indemnify various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
states and, in some instances, for natural resource damages. The amount of any such expense or related natural resource damages for which we may be held responsible could be substantial. We cannot predict the potential financial impact on our business if adverse environmental, health, or safety conditions are discovered, or environmental, health, and safety requirements become more stringent. As of December 31, 2022 and December 31, 2021, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" were $0.4 million and $0.3 million, respectively. If we are required to incur environmental, health, or safety compliance or remediation costs that are not currently anticipated by us, our financial position, results of operations and cash flows could be materially adversely affected, depending on the magnitude of the cost.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

Labor contracts covering the terms of employment of approximately 585 employees in the U.S. and 105 employees in Canada were in effect as of December 31, 2022 under approximately 25 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Union of Operating Engineers. These contracts are renegotiated periodically. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

As of December 31, 2022, we had total outstanding debt of approximately $2.9 billion, including our outstanding senior notes and the amounts drawn under our credit facilities. This significant indebtedness requires us to dedicate a significant portion of our cash flows from operations and investing activities to make payments on our debt, which reduces the amount available for working capital, capital expenditures or other general corporate purposes and which decreases our profitability and cash flow. We cannot assure you that we will maintain financing activities and cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In addition, our indebtedness could materially adversely affect us. For example, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our credit facilities, resulting in possible defaults on, and acceleration of, such indebtedness; (ii) be difficult to refinance or borrow additional funds in the future; (iii) increase our vulnerability to, and limit our flexibility to plan for, or react to, general adverse economic and industry conditions, (iv) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; (v) limit our ability to declare and pay dividends; and (vi) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins. There is also a risk that one or more of the financial institutions providing commitments under our revolving credit facilities could fail to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected. Our ability to manage these risks will depend, among other things, on financial market conditions as well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described above under “—Risks Related to Our Business.”

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

We are unable to predict whether significant amounts of our common stock will be sold in the open market or the potential negative effects that these sales could have on the price of our common stock. Certain shareholders, most notably affiliates of Carl Icahn and Mario Gabelli, have accumulated significant amounts of our common stock. Sales or distributions of substantial amounts of our common stock in the public market, or the perception that such sales or distributions will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future. As of December 31, 2022, there were 28.9 million shares of our common stock outstanding, which are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless held or acquired by our “affiliates” as that term is defined in Rule 144 under the Securities Act. In addition, all shares of our common

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
stock acquired upon exercise of stock options and other equity-based awards granted under our stock incentive plan also will be freely tradable under the Securities Act unless acquired by our affiliates, as will shares acquired by our employees under our employee stock purchase plan. Approximately 2.6 million shares of common stock have been issued or are reserved for issuance under our stock incentive plan and our employee stock purchase plan.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of February 10, 2023, we had 358 locations in the United States and Canada. We also operate regional headquarters, sales offices and service facilities in the foregoing countries in support of our equipment rental operations. Our principal executive offices are located in Bonita Springs, Florida.

As of December 31, 2022, we owned approximately 7% of the locations from which we operate our equipment rental business, with the remainder leased. Those leases are typically triple net leases, where Herc is responsible for the ongoing expenses of the property, including real estate taxes, insurance, and maintenance, in addition to paying rent and utilities.
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

Name	Age	Position
Lawrence H. Silber	66	President and Chief Executive Officer, Director
Mark H. Irion	56	Senior Vice President and Chief Financial Officer
Christian J. Cunningham	61	Senior Vice President and Chief Human Resources Officer
Aaron D. Birnbaum	57	Senior Vice President and Chief Operating Officer
Tamir Peres	53	Senior Vice President and Chief Information Officer
S. Wade Sheek	46	Senior Vice President, Chief Legal Officer and Secretary
Lawrence H. Silber. Mr. Silber joined the Company in May 2015. Prior to that, Mr. Silber most recently served as an executive advisor at Court Square Capital Partners, LLP, a private equity firm primarily investing in the business services, healthcare, general industrial and technology and telecommunications sectors, from April 2014 to May 2015. Mr. Silber led Hayward Industries, one of the world’s largest swimming pool equipment manufacturers, as chief operating officer from 2008 to 2012, overseeing a successful transition through the recession and returning the company to solid profitability. From 1978 to 2008, Mr. Silber worked for Ingersoll-Rand plc, a publicly traded manufacturer of industrial products and components, in a number of roles of increasing responsibility. He led major Ingersoll-Rand business groups, including Utility Equipment, Rental and Remarketing and the Equipment and Services businesses. Earlier in his career, he led sales, marketing and operations functions in Ingersoll-Rand’s Power Tool Division and Construction and Mining Group. Mr. Silber has also served as a director of Hayward Holdings, Inc., one of the world's largest swimming pool manufacturers, since November 2019. Mr. Silber previously served on the board of directors of SMTC Corporation, a mid-size provider of end-to-end electronics manufacturing services, from 2012 to 2015 (and from May 2013 through January 2014 served as its interim president and CEO).
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

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY

Common Stock and Registered Holders
Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "HRI". On February 10, 2023, there were 1,527 registered holders of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in "street name."

Share Repurchase Program
In March 2014, we announced a $1.0 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount and our repurchases may be subject to certain predetermined price/volume guidelines, set from time-time, by our Board of Directors. The timing and extent to which we repurchase shares will depend upon, among other things, strategic priorities, market conditions, share price, liquidity targets, contractual restrictions, regulatory requirements and other factors. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice.
The following table provides information about our repurchases of our common stock during the fourth quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program
October 1, 2022 to October 31, 2022	459,388	$109.46	459,388
November 1, 2022 to November 30, 2022	48,774	$118.62	48,774
December 1, 2022 to December 31, 2022	—	$—	—
Total	508,162	$110.34	508,162	$280,638,376

Dividends
On February 8, 2023, the Company declared a quarterly dividend of $0.6325 per share to record holders as of February 22, 2023, with payment date of March 9, 2023. The agreements governing our indebtedness restrict our ability to pay dividends. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends," in this Report.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Recent Performance

The following graph compares the cumulative total stockholder return on Herc Holdings common stock from December 31, 2017 through December 31, 2022, with the cumulative total returns of the Standard & Poor's Small Cap 600 Index, the Standard & Poor's Mid Cap 400 Trading Companies & Distributors Industry Index and an industry peer group. The Standard & Poor's Mid Cap 400 Trading Companies & Distributors Industry Index was added in 2022 as the companies included more closely align to the Company's industry and business. The industry peer group is comprised of publicly traded companies participating in the equipment rental industry and other relevant companies of comparable size in the broader industry in which we compete. Our industry peer group is comprised of Applied Industrial Tech Inc., Ashstead Group plc, Beacon Roofing Supply, Inc., Fastenal Company, GATX Corp., H&E Equipment Services, KAR Auction Services Inc., McGrath RentCorp, NOW Inc., Pool Corp., Ritchie Bros. Auctioneers Incorporated, Triton International Ltd., Watsco Inc., WillScot Mobile Mini Holdings Corp. and United Rentals, Inc.

The graph assumes that $100 was invested on December 31, 2017 over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. The cumulative total return calculation for Herc Holdings is based on stock price appreciation and payment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

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

Our expenses primarily consist of:

•Direct operating expenses (primarily wages and related benefits, facility costs and other costs relating to the operation and rental of rental equipment, such as delivery, maintenance and fuel);
•Cost of sales of rental equipment, new equipment, parts and supplies;
•Depreciation expense relating to rental equipment;
•Selling, general and administrative expenses; and
•Interest expense.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2022 Overview

Our results for 2022 reflect the strong demand in the rental industry as demonstrated by our equipment rental revenues of $2.6 billion, an increase of 33.6% over 2021, reflecting positive pricing of 5.8% and increased volume of equipment on rent of 31.8%. Our local markets and industries have shown continued strength in economic activity and we believe the operating environment continues to be favorable for equipment rental companies of scale. We continued to execute on company-wide initiatives to increase our margins and profitability, resulting in an increase in net income to $329.9 million from $224.1 million in 2021.

We invested significantly in our rental equipment as part of our long-term capital expenditure plans, adding rental equipment in high growth markets in response to customer demand and to position ourselves for growth into 2023. Additionally, during 2022, we completed 18 acquisitions, adding 29 branches, totaling a net cash outflow of $515.2 million, while also opening 21 new greenfield locations. The addition of new locations supports our long-term strategy to achieve greater density and scale in select urban markets across North America to better serve both our local and national customers.

In order to provide financial flexibility and continue investment in our business, we amended our senior secured asset-based revolving credit facility to increase the aggregate amount of the revolving credit commitments from $1.75 billion to $3.5 billion and extended the maturity to 2027. Additionally, we amended and extended our account receivable securitization facility, which now matures August 31, 2023 and increased the aggregate commitments from $250 million to $335 million.

As part of our capital allocation strategy, we have continued to pay quarterly dividends at $0.575 per share throughout 2022 and also repurchased approximately 1.1 million shares of our common stock for $115.2 million.

COVID-19

We continue to monitor the ongoing impact of the COVID-19 pandemic and the potential shift toward becoming more endemic in the U.S. The health and safety of our employees, customers, and the communities in which we operate remains our top priority. We remain focused on the safety and well-being of our employees, customers and communities as we maintain a high-level of service to our customers. As part of our overall safety culture, we communicate frequently throughout the organization to reinforce our health and safety guidelines, informed by the Center for Disease Control recommendations.

The impact of COVID-19 continues to evolve and the impact on the economy may be influenced by a number of factors, including a widespread resurgence in COVID-19 infections, whether due to the spread of variants of the virus or otherwise, the rate and efficacy of vaccinations, labor constraints, the strength of the global supply chain, and government actions. We cannot predict the extent to which the ultimate impacts of the COVID-19 pandemic, or a shift from pandemic to endemic, will have on our financial condition, results of operations or cash flows, however, we believe we are well-positioned to operate effectively through the present environment.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

	Year Ended December 31,
($ in millions)	2022	2021	$ Change	% Change
Equipment rental	$2,551.5	$1,910.4	$641.1	33.6%
Sales of rental equipment	125.7	113.1	12.6	11.1
Sales of new equipment, parts and supplies	35.8	30.1	5.7	18.9
Service and other revenue	25.8	19.5	6.3	32.3
Total revenues	2,738.8	2,073.1	665.7	32.1
Direct operating	1,027.7	782.3	245.4	31.4
Depreciation of rental equipment	535.9	420.7	115.2	27.4
Cost of sales of rental equipment	88.8	93.3	(4.5)	(4.8)
Cost of sales of new equipment, parts and supplies	22.3	20.3	2.0	9.9
Selling, general and administrative	410.1	310.8	99.3	31.9
Non-rental depreciation and amortization	94.9	68.0	26.9	39.6
Impairment	3.5	3.2	0.3	9.4
Interest expense, net	122.0	86.3	35.7	41.4
Other expense (income), net	0.2	(2.2)	2.4	109.1
Income before income taxes	433.4	290.4	143.0	49.2
Income tax provision	(103.5)	(66.3)	(37.2)	56.1
Net income	$329.9	$224.1	$105.8	47.2%

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Equipment rental revenue increased $641.1 million, or 33.6%. The increase was primarily due to higher volume of equipment on rent of 31.8% and positive pricing of 5.8% during 2022 over the prior year.

Sales of rental equipment increased $12.6 million, or 11.1%, during the year ended December 31, 2022 when compared with 2021 as disposals in the fourth quarter returned to a more seasonal pattern in line with rotating the fleet as part of our long-term strategy. The margin on sales of rental equipment was 29.4% in 2022 compared to 17.5% in 2021. The increase in margin on sale of rental equipment in 2022 was driven by improved pricing due to the overall strong market for used equipment.

Direct operating expenses increased $245.4 million, or 31.4%, related to increases in (i) personnel-related expenses of $106.0 million primarily resulting from increased headcount and increased wages and benefits, (ii) fleet related expenses including fuel and maintenance expense of $86.0 million resulting from our increased fleet size and higher volume and higher average fuel prices in 2022, (iii) facilities expense of $25.6 million as we have added more locations through acquisitions and opening greenfield locations, (iv) delivery expense of $16.2 million due to increased volume of transactions, and (v) re-rent expense of $13.0 million due to the corresponding increase in re-rent revenue.

Depreciation of rental equipment increased $115.2 million, or 27.4%, during 2022 due to the increase in average fleet size. Non-rental depreciation and amortization increased $26.9 million, or 39.6%, primarily due to amortization of intangible assets related to acquisitions.
Selling, general and administrative expenses increased $99.3 million, or 31.9%. The increase was primarily due to selling expense, including commissions and other variable compensation increases, of $44.9 million, and general payroll and benefits increases of $14.4 million, which includes an increase in stock compensation expense of $3.8 million. Travel expense and credit and collections expense also increased by $13.0 million and $8.2 million, respectively.

Interest expense, net increased $35.7 million, or 41.4%, during 2022 due to higher average outstanding balances and weighted average interest rates on the ABL Credit Facility and AR Facility when compared to 2021.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income tax provision was $103.5 million during 2022 when compared with $66.3 million for the same period in 2021. The provision during 2022 was primarily driven by the increased level of pre-tax income, non-deductible expenses, stock-based compensation, state taxes and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, funding acquisitions, payment of dividends, and share repurchases. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of December 31, 2022, we had approximately $2.9 billion of total nominal indebtedness outstanding.

Our liquidity as of December 31, 2022 consisted of cash and cash equivalents of $53.5 million and unused commitments of approximately $1.6 billion under our ABL Credit Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Years Ended December 31,
	2022	2021	$ Change
Cash provided by (used in):
Operating activities	$916.7	$744.0	$172.7
Investing activities	(1,681.8)	(961.3)	(720.5)
Financing activities	784.1	219.6	564.5
Effect of exchange rate changes	(0.6)	(0.2)	(0.4)
Net change in cash and cash equivalents	$18.4	$2.1	$16.3

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Operating Activities

During the year ended December 31, 2022, we generated $172.7 million more cash from operating activities compared with the same period in 2021. The increase was related to improved operating results primarily resulting from higher revenues coupled with improved operating leverage on costs.

Investing Activities

Cash used in investing activities increased $720.5 million during 2022 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment, non-rental capital expenditures and acquisitions. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below. Additionally, we closed on 18 acquisitions during the year ended December 31, 2022 for a net cash outflow of $515.2 million.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Activities

Cash provided by financing activities increased $564.5 million during 2022 when compared with the prior-year period. Financing activities during 2022 primarily represent our changes in debt, which included net borrowings of $1.0 billion on our revolving lines of credit and securitization, which were used primarily to fund acquisitions and invest in rental equipment during the year. Net borrowings in the prior year period were $251.6 million.

In accordance with our Share Repurchase Program, we may from time to time repurchase shares in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We repurchased approximately 1.1 million shares during 2022 in accordance with our overall capital allocation strategy and as of December 31, 2022, $280.6 million remains available for repurchases.

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

	Years Ended December 31,
	2022	2021
Rental equipment expenditures	$1,168.5	$593.8
Disposals of rental equipment	(121.1)	(106.9)
Net rental equipment expenditures	$1,047.4	$486.9
Net capital expenditures for rental equipment increased $560.5 million during the year ended December 31, 2022 compared to 2021, as we manage our fleet by continuing to invest in our fleet in high growth markets as part of our long-term capital expenditure plans and manage disposals to respond to a tight equipment market.
In 2023, we expect our net rental equipment capital expenditures to be in the range of $1.0 billion to $1.2 billion.
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

In connection with the AR Facility, we sell accounts receivable on an ongoing basis to a wholly-owned special-purpose entity (the "SPE"). The accounts receivable and other assets of the SPE are encumbered in favor of the lenders under our AR Facility. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Substantially all of the remaining assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our ABL Credit Facility. None of such assets are available to satisfy the claims of our general creditors. See Note 11, "Debt" included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Report for more information.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of December 31, 2022, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$2,134.5	$1,575.3
AR Facility	—	—
Total	$2,134.5	$1,575.3

During the third quarter of 2022, we entered into an amendment to the ABL Credit Facility that was executed primarily to increase the aggregate amount of the revolving credit commitments to $3.5 billion and to extend the maturity date to July 5, 2027. Additionally, we amended the AR Facility to increase the aggregate commitments from $250 million to $335 million and extend the maturity to August 31, 2023. See Note 11, "Debt" included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Report for more information.

As of December 31, 2022, $25.8 million of standby letters of credit were issued and outstanding under the ABL Credit Facility, none of which have been drawn upon. The ABL Credit Facility had $224.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our 2027 Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2022, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

For further information on the terms of our 2027 Notes, ABL Credit Facility and AR Facility see Note 11, "Debt" included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Report. For a discussion of the risks associated with our indebtedness, see Part I, Item 1A "Risk Factors" contained in this Report.

Dividends
On February 8, 2023, the Company declared a quarterly dividend of $0.6325 per share to record holders as of February 22, 2023, with payment date of March 9, 2023. The declaration of dividends on our common stock is discretionary and will be determined by our board of directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors. The amounts available to pay cash dividends are restricted by our debt agreements.

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

Rental Equipment

Our principal assets are rental equipment, which represented 58.5% and 59.4% of our total assets as of December 31, 2022 and 2021, respectively. Rental equipment consists of equipment utilized in our equipment rental operations. When rental equipment is acquired, we use historical experience, industry residual value guidebooks and the monitoring of market conditions to set depreciation rates. Generally, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of equipment usage and the targeted age of equipment at the time of disposal. We also estimate the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed regularly based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $50 million or $60 million, respectively. Market conditions for used equipment sales also can be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of rental equipment in response to changing market conditions. During the years ended December 31, 2022 and 2021, there were no material adjustments to our depreciation rates.

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

Business Combinations

The Company has made multiple acquisitions and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Determining the fair value of the assets and liabilities acquired is judgmental in nature and can involve the use of significant estimates and assumptions. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of the acquisitions. Rental equipment is valued utilizing either a cost or market approach, or a combination of these methods, depending on the asset being valued and the availability of market data. The intangible assets that the Company has acquired are non-compete agreements, customer relationships and trade names and associated trademarks. The estimated fair values of these intangible assets reflect various assumptions about discount rates, revenue growth rates, operating margins, terminal

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Indefinite-lived intangible assets, primarily trade names, are not amortized but are evaluated annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

In connection with our impairment analysis for goodwill and indefinite-lived intangible assets conducted as of October 1, 2022, we assessed qualitative factors as described above to determine if it is more likely than not that goodwill and indefinite-lived assets may be impaired and concluded that there was no impairment related to such assets.

Finite-Lived Intangible and Long-Lived Assets
Finite-lived intangible assets include technology, customer relationships, and other intangibles. Intangible assets with finite lives are amortized over the estimated economic lives of the assets, which range from five to 14 years. These assets are

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

primarily amortized using the straight-line method, however, certain assets may be amortized using an accelerated method that reflects the economic benefit to us. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. During the years ended December 31, 2022, 2021 and 2020, we recorded asset impairment charges of $3.5 million, $3.2 million and $15.4 million, respectively, see Note 8, "Impairment" to the notes to our consolidated financial statements included in Part II, Item 8 of this Report for further detail.

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

We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, accruals for tax contingencies are established based on the probable outcomes of such matters. Our ongoing assessments of the probable outcomes of the examinations and related tax accruals require judgment and could increase or decrease our effective tax rate as well as impact our operating results..

RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements, see Note 2, "Basis of Presentation and Significant Accounting Policies" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Report.

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

Interest Rate Risk

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our ABL Credit Facility, AR Facility and cash and cash equivalents as of December 31, 2022, our pre-tax earnings would decrease by an estimated $16.2 million over a 12-month period.

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

During the year ended December 31, 2022, our foreign subsidiaries accounted for less than 10% of our total revenue and total income before income taxes. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10% change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Herc Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Herc Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

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

Income Taxes

As noted in Notes 2 and 15 to the consolidated financial statements, the Company recorded an income tax provision of $103.5 million as of December 31, 2022. Additionally, the Company reported a net deferred tax liability balance of $646.5 million. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management also records deferred tax assets for unutilized net operating loss carryforwards in various tax jurisdictions. Subsequent changes to enacted tax rates will result in changes to deferred taxes. Management recognizes the impact of the Company's uncertain tax positions that are more likely than not to be sustained upon examination. Management will determine whether it is more likely than not that a tax position will be sustained upon examination. Upon determination that a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the income tax provision, the identification of uncertain tax positions and assessment of related liability changes, if material. These procedures also included, among others, (i) testing the completeness and accuracy of the income tax provision, including the rate reconciliation, return to provision adjustments, and permanent and temporary differences, and (ii) testing the completeness of management’s uncertain tax positions.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
February 14, 2023

We have served as the Company’s auditor since 2013.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$53.5	$35.1
Receivables, net of allowances of $17.6 and $13.6, respectively	522.5	388.1
Other current assets	67.5	46.5
Total current assets	643.5	469.7
Rental equipment, net	3,485.2	2,665.3
Property and equipment, net	391.9	308.4
Right-of-use lease assets	552.0	413.7
Intangible assets, net	431.4	388.7
Goodwill	418.7	231.5
Other long-term assets	34.1	13.1
Total assets	$5,956.8	$4,490.4
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$16.1	$15.2
Current maturities of operating lease liabilities	41.9	38.7
Accounts payable	318.3	280.6
Accrued liabilities	227.7	195.4
Total current liabilities	604.0	529.9
Long-term debt, net	2,921.9	1,916.1
Financing obligations, net	107.8	111.2
Operating lease liabilities	527.7	387.4
Deferred tax liabilities	646.5	536.8
Other long-term liabilities	40.2	32.1
Total liabilities	4,848.1	3,513.5
Commitments and contingencies (Note 17)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 32.7 and 32.4 shares issued and 28.9 and 29.7 shares outstanding	0.3	0.3
Additional paid-in capital	1,820.0	1,822.2
Retained earnings (accumulated deficit)	224.1	(53.4)
Accumulated other comprehensive loss	(128.5)	(100.2)
Treasury stock, at cost, 3.8 shares and 2.7 shares	(807.2)	(692.0)
Total equity	1,108.7	976.9
Total liabilities and equity	$5,956.8	$4,490.4

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Equipment rental	$2,551.5	$1,910.4	$1,543.7
Sales of rental equipment	125.7	113.1	198.5
Sales of new equipment, parts and supplies	35.8	30.1	28.2
Service and other revenue	25.8	19.5	10.9
Total revenues	2,738.8	2,073.1	1,781.3
Expenses:
Direct operating	1,027.7	782.3	626.7
Depreciation of rental equipment	535.9	420.7	403.9
Cost of sales of rental equipment	88.8	93.3	203.6
Cost of sales of new equipment, parts and supplies	22.3	20.3	20.5
Selling, general and administrative	410.1	310.8	257.4
Non-rental depreciation and amortization	94.9	68.0	62.5
Impairment	3.5	3.2	15.4
Interest expense, net	122.0	86.3	92.6
Other expense (income), net	0.2	(2.2)	4.6
Total expenses	2,305.4	1,782.7	1,687.2
Income before income taxes	433.4	290.4	94.1
Income tax provision	(103.5)	(66.3)	(20.4)
Net income	$329.9	$224.1	$73.7
Weighted average shares outstanding:
Basic	29.6	29.6	29.1
Diluted	30.2	30.4	29.4
Earnings per share:
Basic	$11.15	$7.57	$2.53
Diluted	$10.92	$7.37	$2.51

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2022	2021	2020
Net income	$329.9	$224.1	$73.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(16.3)	1.2	3.7
Reclassification of foreign currency items to other expense (income), net	—	—	2.1
Unrealized gains and (losses) on hedging instruments:
Reclassification into net income	—	—	(1.5)
Income tax provision related to hedging instruments	—	—	0.3
Pension and postretirement benefit liability adjustments:
Amortization of net losses and settlement losses included in net periodic pension cost	1.9	1.1	1.7
Pension and postretirement benefit liability adjustments arising during the period	(13.1)	4.8	(3.2)
Income tax provision related to pension and postretirement plans	(0.8)	(0.3)	(0.4)
Total other comprehensive income (loss)	(28.3)	6.8	2.7
Total comprehensive income	$301.6	$230.9	$76.4

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2019	28.8	$0.3	$1,796.9	$(351.2)	$(109.7)	$(692.0)	$644.3
Net income	—	—	—	73.7	—	—	73.7
Other comprehensive income	—	—	—	—	2.7	—	2.7
Stock-based compensation charges	—	—	16.4	—	—	—	16.4
Net settlement on vesting of equity awards	0.3	—	(3.0)	—	—	—	(3.0)
Employee stock purchase plan	—	—	2.3	—	—	—	2.3
Exercise of stock options	0.3	—	5.6	—	—	—	5.6
December 31, 2020	29.4	0.3	1,818.2	(277.5)	(107.0)	(692.0)	742.0
Net income	—	—	—	224.1	—	—	224.1
Other comprehensive income	—	—	—	—	6.8	—	6.8
Stock-based compensation charges	—	—	23.3	—	—	—	23.3
Dividends declared, $0.50 per share	—	—	(15.1)	—	—	—	(15.1)
Net settlement on vesting of equity awards	0.2	—	(9.0)	—	—	—	(9.0)
Employee stock purchase plan	0.1	—	2.6	—	—	—	2.6
Exercise of stock options	—	—	2.2	—	—	—	2.2
December 31, 2021	29.7	0.3	1,822.2	(53.4)	(100.2)	(692.0)	976.9
Net income	—	—	—	329.9	—	—	329.9
Other comprehensive loss	—	—	—	—	(28.3)	—	(28.3)
Stock-based compensation charges	—	—	27.1	—	—	—	27.1
Dividends declared, $2.30 per share	—	—	(17.6)	(52.4)	—	—	(70.0)
Net settlement on vesting of equity awards	0.3	—	(15.5)	—	—	—	(15.5)
Employee stock purchase plan	—	—	3.6	—	—	—	3.6
Exercise of stock options	—	—	0.2	—	—	—	0.2
Repurchase of common stock	(1.1)	—	—	—	—	(115.2)	(115.2)
December 31, 2022	28.9	$0.3	$1,820.0	$224.1	$(128.5)	$(807.2)	$1,108.7

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$329.9	$224.1	$73.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of rental equipment	535.9	420.7	403.9
Depreciation of property and equipment	63.5	55.6	54.5
Amortization of intangible assets	31.4	12.4	8.0
Amortization of deferred debt and financing obligations costs	3.3	3.2	3.4
Stock-based compensation charges	27.1	23.3	16.4
Impairment	3.5	3.2	15.4
Provision for receivables allowance	52.3	28.9	31.4
Deferred taxes	83.8	53.4	11.9
Loss (gain) on sale of rental equipment	(36.9)	(19.8)	5.1
Other	2.8	1.9	4.7
Changes in assets and liabilities:
Receivables	(171.9)	(92.7)	(24.6)
Other assets	(15.7)	(9.4)	(7.9)
Accounts payable	(22.4)	22.9	(6.4)
Accrued liabilities and other long-term liabilities	30.1	16.3	21.4
Net cash provided by operating activities	916.7	744.0	610.9
Cash flows from investing activities:
Rental equipment expenditures	(1,168.5)	(593.8)	(344.1)
Proceeds from disposal of rental equipment	121.1	106.9	192.5
Non-rental capital expenditures	(103.7)	(48.0)	(41.4)
Proceeds from disposal of property and equipment	7.5	4.6	6.6
Acquisitions, net of cash acquired	(515.2)	(431.0)	(45.6)
Proceeds from disposal of business	—	—	24.5
Other investing activities	(23.0)	—	—
Net cash used in investing activities	(1,681.8)	(961.3)	(207.5)
The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	2,617.8	1,131.6	528.0
Repayments on revolving lines of credit and securitization	(1,616.2)	(880.0)	(924.7)
Principal payments under finance lease and financing obligations	(14.9)	(12.9)	(13.9)
Payment of debt financing costs	(7.6)	(0.1)	(0.3)
Dividends paid	(68.1)	(14.8)	—
Net settlement on vesting of equity awards	(15.5)	(9.0)	(3.0)
Proceeds from employee stock purchase plan	3.6	2.6	2.3
Proceeds from exercise of stock options	0.2	2.2	5.6
Repurchase of common stock	(115.2)	—	—
Net cash provided by (used in) financing activities	784.1	219.6	(406.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.6)	(0.2)	2.6
Net change in cash and cash equivalents during the period	18.4	2.1	—
Cash and cash equivalents at beginning of period	35.1	33.0	33.0
Cash and cash equivalents at end of period	$53.5	$35.1	$33.0

Supplemental disclosures of cash flow information:
Cash paid for interest	$114.1	$82.7	$92.4
Cash paid for income taxes, net	$22.1	$22.8	$5.0
Supplemental disclosures of non-cash investing activity:
Purchases of rental equipment in accounts payable	$38.4	$129.1	$4.0
Non-rental capital expenditures in accounts payable	$16.6	$—	$1.3
Supplemental disclosures of non-cash investing and financing activity:
Equipment acquired through finance lease	$24.1	$22.5	$1.4

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Description of Business

Herc Holdings Inc. ("Herc Holdings" or the "Company") is one of the leading equipment rental suppliers with 356 locations in North America as of December 31, 2022. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 57 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instruments used in hedging activities, when appropriate. The Company limits its exposure relating to financial instruments by diversifying the financial instruments among various counterparties, which consist of major financial institutions.

No single customer accounted for more than 3% of the Company’s equipment rental revenue during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022 and 2021, no single customer accounted for more than 5% of accounts receivable.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Business Combinations

The Company has made multiple acquisitions and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of the acquisitions. Rental equipment is valued utilizing either a cost or market approach, or a combination of these methods, depending on the asset being valued and the availability of market data. The intangible assets that the Company has acquired are non-compete agreements, customer relationships, and trade names and associated trademarks. The estimated fair values of these intangible assets reflect various assumptions about discount rates, revenue growth rates, operating margins, terminal values, useful lives and other prospective financial information. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships, and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows and may be amortized over the useful life if they are determined to be finite-lived intangible assets. Determining the fair value of the assets and liabilities acquired is judgmental in nature and can involve the use of significant estimates and assumptions.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
See Note 3, "Revenue Recognition" for further discussion of the Company's revenue accounting.
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

Recently Issued Accounting Pronouncements

As of December 31, 2022, the Company has implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board ("FASB") that were in effect. There were no new standards or updates during the year ended December 31, 2022 that had a material impact on the consolidated financial statements.

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 91.2%, 92.1% and 91.5% of total revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the applicable accounting guidance for the Company’s revenues (in millions):

	Years Ended December 31,
	2022			2021			2020
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$2,284.1	$—	$2,284.1	$1,728.9	$—	$1,728.9	$1,401.1	$—	$1,401.1
Other rental revenue:
Delivery and pick-up	—	169.7	169.7	—	109.6	109.6	—	86.7	86.7
Other	97.7	—	97.7	71.9	—	71.9	55.9	—	55.9
Total other rental revenues	97.7	169.7	267.4	71.9	109.6	181.5	55.9	86.7	142.6
Total equipment rentals	2,381.8	169.7	2,551.5	1,800.8	109.6	1,910.4	1,457.0	86.7	1,543.7
Sales of rental equipment	—	125.7	125.7	—	113.1	113.1	—	198.5	198.5
Sales of new equipment, parts and supplies	—	35.8	35.8	—	30.1	30.1	—	28.2	28.2
Service and other revenues	—	25.8	25.8	—	19.5	19.5	—	10.9	10.9
Total revenues	$2,381.8	$357.0	$2,738.8	$1,800.8	$272.3	$2,073.1	$1,457.0	$324.3	$1,781.3

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

	Years Ended December 31,
	2022	2021	2020
Sales of rental equipment	$125.7	$113.1	$198.5
Sales of new equipment	8.6	7.9	11.5
Sales of parts and supplies	27.2	22.2	16.7
Total	$161.5	$143.2	$226.7
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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $8.6 million and $11.1 million as of December 31, 2022 and 2021, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the years ended December 31, 2022, 2021 or 2020 that was included in the contract liability balance as of the beginning of each period.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the years ended December 31, 2022, 2021 and 2020 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2022.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	December 31, 2022	December 31, 2021
Rental equipment	$5,408.6	$4,254.8
Less: Accumulated depreciation	(1,923.4)	(1,589.5)
Rental equipment, net	$3,485.2	$2,665.3

Note 5—Property and Equipment

Property and equipment consists of the following (in millions):

	December 31, 2022	December 31, 2021
Land and buildings	$142.6	$123.7
Service vehicles	395.5	316.6
Leasehold improvements	111.5	105.6
Machinery and equipment	24.8	24.0
Computer equipment and software	79.3	76.9
Furniture and fixtures	17.1	16.0
Construction in progress	19.7	6.5
Property and equipment, gross	790.5	669.3
Less: accumulated depreciation	(398.6)	(360.9)
Property and equipment, net	$391.9	$308.4

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $63.5 million, $55.6 million and $54.5 million, respectively, and is included in "Non-rental depreciation and amortization" in the Company's consolidated statements of operations.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company leases certain of its service vehicles and office equipment under finance leases. Depreciation of assets held under finance leases is included in depreciation expense. The gross amounts of property and equipment and related depreciation recorded under finance leases, included in the table above, were as follows (in millions):

	December 31, 2022	December 31, 2021
Service vehicles	$98.0	$81.5
Furniture and fixtures	1.5	1.3
	99.5	82.8
Less: accumulated depreciation	(36.0)	(30.8)
	$63.5	$52.0

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

	December 31, 2022	December 31, 2021
Land, building and leasehold improvements	$72.4	$75.4
Less: accumulated depreciation	(38.5)	(39.2)
	$33.9	$36.2

Note 6—Business Combinations
2022 Business Combinations
On April 19, 2022, the Company completed the acquisition of Cloverdale Equipment Company ("Cloverdale"). Cloverdale was a full-service general equipment rental company comprised of approximately 120 employees and four locations serving industrial and construction customers with core operations in the metropolitan areas of Detroit and Grand Rapids, Michigan; Cleveland, Ohio; and Pittsburgh, Pennsylvania. The aggregate consideration was approximately $178.3 million. The acquisition and related fees and expenses were funded through available cash and drawings on the senior secured asset-based revolving credit facility. The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed (in millions):

Cloverdale
Accounts receivable	$7.6
Other current assets	1.7
Rental equipment	125.2
Property and equipment	4.2
Intangibles(a)	10.9
Total identifiable assets acquired	149.6
Current liabilities	2.1
Long term liabilities	19.5
Net identifiable assets acquired	128.0
Goodwill(b)	50.3
Net assets acquired	$178.3
(a) The following table reflects the fair values and useful lives of the acquired intangible assets identified (in millions):

	Cloverdale	Life (years)
Customer relationships	$10.2	10
Non-compete agreements	0.7	5
	$10.9

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b) The level of goodwill that resulted from the acquisitions is primarily reflective of operational synergies that the Company expects to achieve that are not associated with identifiable assets, the value of Cloverdale's assembled workforce and new customer relationships expected to arise from the acquisition. All of the goodwill is expected to be deductible for income tax purposes.

The assets and liabilities for Cloverdale were recorded as of April 19, 2022 and the results of operations have been included in the Company's consolidated results of operations since that date. Total revenue and income before taxes for Cloverdale included in the consolidated statement of operations since the acquisition date are $41.9 million and $8.2 million, respectively.

In addition to the acquisition of Cloverdale, the Company completed the acquisitions of 17 companies totaling 25 locations including Southern Equipment Rental, Harris Diversified, LLC, Kilowatt Boy, Inc., All Trade Rentals, Inc., Absolute Rental & Supply, Inc., Single Source Rentals Ltd., Kropp Equipment, Inc., Colvin's Inc., All Star Rents, High River Rentals, Inc., Longhorn Car-Truck Rental, Inc., Avalanche Equipment, LLC, Portable Air II, LLC, Golf Tournaments, Inc., Shore-Tek, Inc., Power Rents, LLC and Prime Construction Rentals.

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

On November 15, 2021, the Company completed the acquisition of substantially all of the assets of Rapid Equipment Rental Limited ("Rapid"). Rapid was a full-service general equipment rental company comprising approximately 110 employees and seven locations serving construction and industrial customers throughout the Greater Toronto Area. The aggregate consideration was approximately $73.7 million. The acquisition and related fees and expenses were funded through available cash and drawings on the senior secured asset-based revolving credit facility.

There have been no material adjustments to the purchase price allocations of CBS or Rapid during the year ended December 31, 2022.

Throughout 2021, the Company also completed the acquisitions of nine additional companies, totaling 14 locations, which included San Mateo Rentals and Jim N I Rentals, Inc., Dwight Crane Ltd. along with its U.S. based affiliate, LRX LLC, Reliable Equipment, LLC, SkyKing Lift, Inc. Atlantic Aerial Inc., Central Valley Shoring, Inc., Priority Rental LLC and Temp Power, Inc.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below (in millions) gives effect to the acquisitions of Cloverdale, CBS, and Rapid as if they had been included in the Company's consolidated results for the periods reflected below. The unaudited pro forma supplementary data is provided for informational purposes only and is not indicative of the Company's results of operations had the acquisitions been included for the periods presented, nor is it indicative of the Company's future results.

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Herc	Cloverdale	Total	Herc	CBS	Rapid	Cloverdale	Total
Historic/pro forma total revenues	$2,738.8	$24.6	$2,763.4	$2,073.1	$42.9	$22.0	$61.7	$2,199.7
Historic/combined pretax income (loss)	433.4	7.5	440.9	290.4	6.5	(1.9)	10.6	305.6
Pro forma adjustments to consolidated pretax income (loss):
Impact of fair value adjustments/useful life changes on depreciation(a)		2.2	2.2		2.8	(4.4)	7.4	5.8
Intangible asset amortization(b)		(0.4)	(0.4)		(3.3)	(1.6)	(1.4)	(6.3)
Interest expense(c)		(1.0)	(1.0)		(1.7)	(1.1)	(2.4)	(5.2)
Elimination of historic interest(d)		0.9	0.9		1.1	1.3	1.1	3.5
Elimination of merger related costs(e)		0.6	0.6		0.3	0.3	—	0.6
Pro forma pretax income			$443.2					$304.0
(a) Depreciation of rental equipment was adjusted for the fair value at acquisition and changes in useful lives of equipment acquired.
(b) Intangible asset amortization was adjusted to include amortization of the acquired intangible assets.
(c) As discussed above, the Company funded the Cloverdale, CBS, and Rapid acquisitions primarily using drawings on its senior secured asset-based revolving credit facility. Interest expense was adjusted to reflect interest on such borrowings.
(d) Historic interest on debt that is not part of the combined entity was eliminated.
(e) Merger related direct costs primarily comprised of financial and legal advisory fees associated with the Cloverdale, CBS, and Rapid acquisitions were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date.

Note 7—Goodwill and Intangible Assets

Goodwill
The Company performed its annual goodwill impairment test as of October 1 and determined that no impairment existed for the years ended December 31, 2022 and 2021.

The following summarizes the Company's goodwill (in millions):

	Years Ended December 31,
	2022	2021
Balance at the beginning of the period:
Goodwill	$906.5	$775.4
Accumulated impairment losses	(675.0)	(674.9)
	231.5	100.5

Additions	189.5	131.1
Currency translation	(2.3)	(0.1)

Balance at the end of the period:
Goodwill	1,087.6	906.5
Accumulated impairment losses	(668.9)	(675.0)
	$418.7	$231.5

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets

The Company performed its annual impairment test of indefinite-lived intangible assets as of October 1 and assessed finite-lived intangible assets for impairment triggers and determined that no impairment existed for the years ended December 31, 2022 and 2021.

Intangible assets, net, consisted of the following major classes (in millions):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$180.7	$(38.3)	$142.4
Internally developed software(a)	57.3	(38.6)	18.7
Total	238.0	(76.9)	161.1
Indefinite-lived intangible assets:
Trade name	270.3	—	270.3
Total intangible assets, net	$508.3	$(76.9)	$431.4
(a)     Includes capitalized costs of $2.5 million yet to be placed into service.

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$113.7	$(15.0)	$98.7
Internally developed software(a)	49.6	(30.5)	19.1
Total	163.3	(45.5)	117.8
Indefinite-lived intangible assets:
Trade name	270.9	—	270.9
Total intangible assets, net	$434.2	$(45.5)	$388.7
(a)     Includes capitalized costs of $7.4 million yet to be placed into service.

For all intangible assets acquired during the year ended December 31, 2022, customer relationships have a weighted-average useful life of 7.5 years and non-compete agreements and other have a weighted-average useful life of 5.0 years.

Amortization of intangible assets for the years ended December 31, 2022, 2021 and 2020 was approximately $31.4 million, $12.4 million and $8.0 million, respectively. Based on the amortizable assets in-service as of December 31, 2022, the Company expects amortization expense to be approximately $34.4 million in 2023, $23.7 million in 2024, $20.4 million in 2025, $19.7 million in 2026, $11.6 million in 2027, and $48.8 million thereafter.

Note 8—Impairment

During 2022, the Company recorded impairment charges related to $2.5 million of certain rental equipment and $1.0 million for an ROU asset of three leased locations that were closed.
During 2021, the Company recorded impairment charges of $2.8 million of certain rental equipment and $0.4 million related to an ROU asset for a leased location that was closed.
During 2020, the Company recorded impairment charges of (i) $6.3 million on a long-term receivable related to a previous joint venture sale, the remaining balance of $8.2 million is included in "Other current assets" in the consolidated balance sheets, (ii) $4.8 million of certain rental equipment, (iii) $1.7 million for ROU assets of two leased locations that were closed, (iv) $1.5 million in connection with assets classified as held for sale and (v) $1.1 million for a financial reporting and consolidation system that was replaced.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The components of lease expense consist of the following (in millions):

		Year Ended December 31,
	Classification	2022	2021
Operating lease cost(a)	Direct operating	$140.7	$115.0
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	22.0	14.5
Interest on lease liabilities	Interest expense, net	1.6	1.3
Sublease income	Equipment rental revenue	(84.4)	(72.5)
Net lease cost		$79.9	$58.3
(a) Includes short-term leases of $72.5 million and $58.6 million for the year ended December 31, 2022 and December 31, 2021, respectively, and variable lease costs of $2.8 million and $5.1 million for the year ended December 31, 2022 and December 31, 2021, respectively.

Balance sheet information related to leases consists of the following (in millions):

	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease ROU assets	Right-of-use assets	$552.0	$413.7
Finance lease ROU assets	Property and equipment, net(a)	63.5	52.0
Total leased assets		$615.5	$465.7
Liabilities
Current
Operating	Current maturities of operating lease liabilities	$41.9	$38.7
Finance	Current maturities of long-term debt and financing obligations	12.1	11.4
Non-current
Operating	Operating lease liabilities	527.7	387.4
Finance	Long-term debt, net	52.4	41.2
Total lease liabilities		$634.1	$478.7
(a) Finance lease right-of-use assets are recorded net of accumulated amortization of $36.0 million and $30.8 million for the year ended December 31, 2022 and December 31, 2021, respectively.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2022	2021
Weighted average remaining lease term:
Operating leases	15.7	14.0
Finance leases	5.5	5.4
Weighted average discount rate:
Operating leases	3.29%	2.94%
Finance leases	3.35%	2.78%

Cash flow information related to leases consists of the following (in millions):

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45.8	$39.7
Operating cash flows from finance leases	1.6	1.3
Financing cash flows from finance leases	11.6	9.6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	238.9	268.5
Finance leases	24.1	22.5
Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases
2023	$59.3	$14.0
2024	61.8	13.3
2025	55.8	13.1
2026	52.9	11.7
2027	49.0	7.2
Thereafter	468.2	11.6
Total lease payments	747.0	70.9
Less: Interest	(177.4)	(6.4)
Present value of lease liabilities	$569.6	$64.5

Note 10—Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	December 31, 2022	December 31, 2021
Accrued compensation and benefit costs	$62.1	$55.2
Rebate accrual	43.4	32.1
Taxes payable	32.6	36.9
Accrued interest	36.2	31.5
Customer related deferrals	19.4	13.7
Acquisition holdbacks	15.6	13.3
Insurance reserves	11.3	7.3
Other	7.1	5.4
Total accrued liabilities	$227.7	$195.4

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at December 31, 2022	Weighted Average Stated Interest Rate at December 31, 2022	Fixed or Floating Interest Rate	Maturity	December 31, 2022	December 31, 2021
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200.0	$1,200.0
Other Debt
ABL Credit Facility	N/A	5.88%	Floating	2027	1,339.7	456.0
AR Facility	N/A	5.04%	Floating	2023	335.0	225.0
Finance lease liabilities	3.35%	N/A	Fixed	2023-2030	64.5	52.6
Unamortized Debt Issuance Costs(a)					(5.2)	(6.1)
Total debt					2,934.0	1,927.5
Less: Current maturities of long-term debt					(12.1)	(11.4)
Long-term debt, net					$2,921.9	$1,916.1
(a)    Unamortized debt issuance costs totaling $10.4 million and $5.0 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of December 31, 2022 and December 31, 2021, respectively, are included in "Other long-term assets" in the consolidated balance sheets.

The effective interest rate for the fixed rate 2027 Notes (as defined below) includes the stated interest on the notes and the amortization of any debt issuance costs.

Maturities

The nominal principal amounts of maturities of debt for each of the periods ending December 31 are as follows (in millions):

2023	$12.1
2024	11.7
2025	11.9
2026	10.9
2027	2,881.4
After 2027	11.2
Total	$2,939.2

The Company's liquidity needs arise from the funding of its costs of operations and capital expenditures, debt service on its indebtedness, payment of dividends and repurchases of its shares. The Company believes that cash generated from operations and cash received from the disposal of rental and other equipment, together with amounts available under its senior secured asset-based revolving credit facility (the "ABL Credit Facility") and AR Facility (as defined below) will be adequate to permit the Company to meet its obligations over the next 12 months.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ABL Credit Facility

On July 31, 2019, Herc Holdings, Herc and certain other subsidiaries of Herc Holdings entered into a credit agreement with respect to a senior secured asset-based revolving credit facility, which was amended and extended on July 5, 2022. As a result of the amendment, the aggregate amount of the revolving credit commitments was increased from $1.75 billion to $3.5 billion (subject to availability under a borrowing base). Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation. Subject to the satisfaction of certain conditions and limitations, the ABL Credit Facility allows for the addition of incremental revolving commitments and/or incremental term loans.

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

Maturity

The ABL Credit Facility matures on July 5, 2027.

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

Interest

The interest rates applicable to any loans under the ABL Credit Facility are based, at the option of the borrowers, on (i) a floating rate based on Term SOFR (for loans denominated in U.S. dollars) or CDOR (for loans denominated in Canadian dollars) plus an initial margin of 1.50% and a SOFR adjustment of 0.10% per annum or (ii) a base rate plus an initial margin of 0.50%, in each case, where margin is adjusted under the ABL Credit Facility based on the quarterly average excess availability under the ABL Credit Facility.

Covenants

The ABL Credit Facility contains a number of covenants that, among other things, limit or restrict the ability of the borrowers and their subsidiaries to incur additional indebtedness, prepay other indebtedness, make dividends and other restricted payments, create or incur liens, make acquisitions and other investments, engage in mergers, consolidations or sales of assets, engage in certain transactions with affiliates, and enter into certain restrictive agreements limiting the ability to create or incur liens.  In addition, under the ABL Credit Facility, upon excess availability falling below certain levels, the borrowers will be required to comply with a minimum fixed charge coverage ratio of no less than 1.00:1.00. As of December 31, 2022, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

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

Accounts Receivable Securitization Facility
In September 2018, the Company entered into an accounts receivable securitization facility (the "AR Facility"). The AR Facility was amended in August 2022 to extend the maturity date to August 31, 2023 and increase the aggregate commitments from $250 million to $300 million and replace LIBOR as a benchmark rate with Term SOFR. In November 2022, the Company further increased the aggregate commitments to $335 million. In connection with the AR Facility, Herc and one of its wholly-owned subsidiaries sell their accounts receivables on an ongoing basis to Herc Receivables U.S. LLC, a wholly-owned special-purpose entity (the "SPE"). The SPE's sole business consists of the purchase by the SPE of accounts receivable from Herc and the Herc subsidiary seller and borrowing by the SPE against the eligible accounts receivable from the lenders under the facility. The borrowings are secured by liens on the accounts receivable and other assets of the SPE. Collections on the accounts receivable are used to service the borrowings. The SPE is a separate legal entity that is consolidated in the Company's financial statements. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Herc is the servicer of the accounts receivable under the AR Facility. All of the obligations of the Herc subsidiary seller and the servicer and certain indemnification obligations of the SPE under the agreements governing the AR Facility are guaranteed by Herc pursuant to a performance guarantee. The AR Facility is excluded from current maturities of long-term debt as the Company has the intent and ability to consummate refinancing and extend the term of the agreement.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The agreements governing the AR Facility contain restrictions and covenants which include limitations applicable to Herc, the Herc subsidiary seller and the SPE on the creation of certain liens, and restrictions and covenants which include limitations applicable to the SPE on the making of certain restricted payments, and limitations applicable to Herc and the SPE with respect to certain corporate acts such as mergers, consolidations and the sale of substantially all assets, with certain exceptions. The Company was in compliance with all such covenants as of December 31, 2022.

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

Borrowing Capacity and Availability
After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of December 31, 2022 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$2,134.5	$1,575.3
AR Facility	—	—
Total	$2,134.5	$1,575.3

Letters of Credit

As of December 31, 2022, $25.8 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $224.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at December 31, 2022	Maturity	December 31, 2022	December 31, 2021
Financing obligations	5.29%	2026-2038	$113.9	$117.2
Unamortized financing issuance costs			(2.1)	(2.2)
Total financing obligations			111.8	115.0
Less: Current maturities of financing obligations			(4.0)	(3.8)
Financing obligations, net			$107.8	$111.2

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2022, future minimum financing payments for the agreements referred to above are as follows (in millions):

2023	$9.8
2024	9.8
2025	9.8
2026	9.4
2027	9.0
Thereafter	88.0
Total minimum financing obligations payments	135.8
Obligations subject to non-cash gain on future sale of property	34.6
Less amount representing interest (at a weighted-average interest rate of 5.29%)	(56.5)
Total financing obligations	$113.9

Note 13—Employee Retirement Benefits

401(k) Savings Plan and Other Defined Contribution Plan

On July 1, 2016, the Company established the Herc Holdings Savings Plan covering all of its U.S. employees. Contributions to the plans are made by both the employee and the Company. Company contributions to these plans are based on the level of employee contributions and formulas determined by the Company. Expenses for the defined contribution plans for the years ended December 31, 2022, 2021 and 2020 were approximately $15.8 million, $12.8 million and $10.9 million, respectively.

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

The Company’s policy for funded plans is to contribute, at a minimum, amounts required by applicable laws, regulations and union agreements. The Plan represents approximately 99% of the Company's defined benefit plan obligations and 100% of its plan assets. The Company did not make a contribution in 2022 or 2021, however, made cash contributions to the Plan of $2.5 million in 2020. The level of future contributions will vary and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of benefit obligations and plan assets of the Company’s pension plans and postretirement benefit plans (in millions):

	Pension		Postretirement
	2022	2021	2022	2021
Change in Projected Benefit Obligations
Benefit obligations at beginning of year	$168.4	$176.8	$1.0	$1.1
Interest cost	4.5	4.1	0.1	—
Plan settlements	(10.8)	(5.9)	—	—
Benefits paid	(0.3)	(0.3)	—	—
Actuarial gain	(27.5)	(6.3)	(0.3)	(0.1)
Benefit obligations at end of year	$134.3	$168.4	$0.8	$1.0

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$156.4	$157.5	$—	$—
Actual return on plan assets	(32.4)	5.1	—	—
Plan settlements	(10.8)	(5.9)	—	—
Benefits paid	(0.3)	(0.3)	—	—
Fair value of plan assets at end of year	$112.9	$156.4	$—	$—

Funded Status	$(21.4)	$(12.0)	$(0.8)	$(1.0)

Accumulated benefit obligations	$134.3	$168.4

	Pension		Postretirement
	2022	2021	2022	2021
Amounts Recognized in Balance Sheet
Accrued liabilities	$(0.3)	$(0.1)	$(0.1)	$(0.1)
Other long-term liabilities	(21.1)	(11.9)	(0.7)	(0.9)
Net amount recognized	$(21.4)	$(12.0)	$(0.8)	$(1.0)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial gain (loss)	$(24.0)	$(15.7)	$0.5	$0.2
Prior service credits	—	—	(0.1)	—
Net amount recognized	$(24.0)	$(15.7)	$0.4	$0.2

Weighted‑Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	5.4%	2.7%	5.4%	2.7%
Average rate of increase in compensation	—%	—%	—%	—%
Interest credit rate	3.8%	3.8%	—%	—%
Initial healthcare cost trend rate	N/A	N/A	6.1%	5.6%
Ultimate healthcare cost trend rate	N/A	N/A	4.0%	4.0%

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The benefit obligations and fair value of plan assets for the Company’s qualified and non-qualified pension and postretirement plans with projected benefit obligations or accumulated benefit obligations in excess of plan assets are as follows (in millions):

	Pension		Postretirement
	2022	2021	2022	2021
Plans with Benefit Obligations in Excess of Plan Assets
Projected benefit obligations	$134.3	$168.4	$0.8	$1.0
Accumulated benefit obligations	134.3	168.4	—	—
Fair value of plan assets	112.9	156.4	—	—

The following table sets forth the net periodic pension cost (benefit) (in millions):

	Years Ended December 31,
	2022	2021	2020
Components of Net Periodic Pension Cost (Benefit)
Interest cost	$4.5	$4.1	$5.1
Expected return on plan assets	(5.4)	(6.5)	(6.1)
Net amortization of actuarial net loss	—	0.5	0.7
Settlement loss	1.9	0.6	1.0
Net periodic pension cost (benefit)	$1.0	$(1.3)	$0.7

Weighted‑Average Assumptions Used to Determine Net Periodic Pension Cost (Benefit)
Discount rate	2.7%	2.3%	3.2%
Expected return on assets	4.6%	4.8%	5.2%
Average rate of increase in compensation	—%	—%	—%
Interest credit rate	3.8%	3.8%	3.8%

The net periodic postretirement cost was immaterial in 2022, 2021 and 2020.

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

There was no average rate of increase in compensation for 2022, 2021 or 2020 as there are no longer any employees in the Plan accruing benefits.

The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached in 2046.

Plan Assets

The Company has a long-term investment outlook for its Plan assets, which is consistent with the long-term nature of the Plan's respective liabilities.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Plan currently has a target asset allocation of 25% equity and 75% fixed income. The equity portion of the assets is actively managed in U.S. small/mid cap and international funds and an allocation to a passively managed U.S. large cap index fund. The fixed income portion of the assets is actively managed in long/intermediate duration government/credit funds and small allocations to an actively managed high yield fund, a bank loan fund, a preferred securities fund and an emerging market debt fund. A modest amount of cash is maintained to facilitate payment of benefits and plan expenses.

The fair value measurements of most plan assets are based upon significant other observable inputs (Level 2), except for the high yield mutual fund and cash which are based upon quoted market prices in active markets for identical assets (Level 1). The following represents the Company's pension plan assets (in millions):

Asset Category	December 31, 2022	December 31, 2021
Cash	$3.1	$2.0
Short Term Investments	1.4	1.4
Equity Securities:
U.S. Large Cap	12.2	16.1
U.S. Mid Cap	1.8	2.7
U.S. Small Cap	0.2	1.2
International Developed	10.2	15.2
International Emerging Markets	3.4	3.9
Fixed Income Securities:
U.S. Treasuries	20.7	28.7
Corporate Bonds	36.0	53.0
Government Bonds	7.0	9.4
Municipal Bonds	2.2	3.3
Mortgage-Backed Securities	0.2	2.3
Asset-Backed Securities	1.1	1.1
Bank Loans	5.4	7.9
Preferreds	5.9	7.7
Other	2.1	0.5
Total fair value of pension plan assets	$112.9	$156.4

Estimated Future Benefit Payments

The following table presents estimated future benefit payments (in millions):

	Pension	Postretirement
2023	$8.3	$0.1
2024	9.3	0.1
2025	10.2	0.1
2026	11.7	0.1
2027	12.9	0.1
2028-2032	69.0	0.3
	$121.4	$0.8

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Stock-Based Compensation

On May 17, 2018, the Herc Holdings Inc. 2018 Omnibus Incentive Plan (the "2018 Omnibus Plan") was approved and replaced the Herc Holdings Inc. 2008 Omnibus Incentive Plan. The 2018 Omnibus Plan provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted awards (shares and units) and deferred stock units to key executives, employees, non-management directors and non-employee consultants. The total number of common shares authorized for issuance under the 2018 Omnibus Plan is 2,200,000, of which approximately 1,425,000 remains available as of December 31, 2022 for future incentive awards.

Stock-based compensation awards are measured on their grant date using a fair value method and are recognized in the statement of operations over the requisite service period. The Company's stock-based compensation expense is included in “Selling, general and administrative” expense in the Company's consolidated statements of operations.

The following table summarizes the expenses and associated income tax benefits recognized (in millions):

	Year Ended December 31,
	2022	2021	2020
Compensation expense	$27.1	$23.3	$16.4
Income tax benefit	(7.1)	(6.0)	(4.2)
Total	$20.0	$17.3	$12.2

As of December 31, 2022, there was $22.8 million of total unrecognized compensation cost related to non-vested restricted stock units ("RSUs") and performance stock units ("PSUs"). The total unrecognized compensation cost is expected to be recognized over the remaining 0.9 years, on a weighted average basis, of the requisite service period that began on the grant dates.
Stock Options
All stock options granted had a per-share exercise price of not less than the fair market value of one share of common stock on the grant date. Stock options vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the 2018 Omnibus Plan). No stock options are exercisable after ten years from the grant date.

The Company’s practice is to grant stock options at fair market value. Outstanding options vest over four years with terms of seven years to 10 years, assuming continued employment with certain exceptions. Vesting of the option awards is contingent upon meeting certain service conditions. The fair value of option grants is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. Forfeitures were estimated based on an analysis of actual option forfeitures. There were no stock options granted during 2022, 2021 or 2020.

A summary of option activity is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions of dollars)
Outstanding at December 31, 2021	96,728	$43.48
Granted	—	—
Exercised	(5,661)	33.19
Forfeited or expired	—	—
Outstanding at December 31, 2022	91,067	$44.12
Expected to Vest at December 31, 2022	—	$—	—	$—
Exercisable at December 31, 2022	91,067	$44.12	1.3	$8.0

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock options as of December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$30.01-40.00	55,653	$33.19	0.6	55,653	$33.19	0.6
50.01-60.00	27,529	58.78	2.4	27,529	58.78	2.4
70.01-80.00	7,885	70.14	2.1	7,885	70.14	2.1
	91,067	$44.12		91,067	$44.12

Additional information pertaining to stock option activity is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Aggregate intrinsic value of stock options exercised	$0.5	$4.6	$3.7
Cash received from the exercise of stock options	0.2	2.2	5.6
Tax benefit realized on exercise of stock options	0.1	1.2	1.0

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

A summary of the PSU activity is presented below.

	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	400,218	$48.30
Granted	50,620	164.43
Vested	(120,871)	40.79
Performance change	(7,715)	40.79
Forfeited	(3,267)	54.54
Nonvested at December 31, 2022	318,985	$69.68

The weighted average per share grant-date fair values of PSUs granted during 2022, 2021 and 2020 were $164.43, $73.61 and $38.56, respectively. The total fair value of PSUs that vested during 2022, 2021 and 2020 were $4.9 million, $7.1 million and $6.9 million, respectively.

PSUs granted in 2022 and 2021 include vesting conditions based on the achievement of the Company's return on invested capital ("ROIC") and average rental adjusted EBITDA performance measured over a three-year period starting from the year of grant. Almost all PSUs granted in 2020 include vesting conditions based on the achievement of the Company's ROIC performance measured over a three-year period starting from the year of grant.

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

A summary of the RSU activity is presented below.

	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	353,910	$54.22
Granted	79,122	155.68
Vested	(175,654)	49.03
Forfeited	(9,779)	87.25
Nonvested at December 31, 2022	247,599	$89.18

The weighted average per share grant date fair values of RSUs granted during 2022, 2021 and 2020 were $155.68, $81.35 and $35.36, respectively. The total fair value of RSUs that vested during 2022, 2021 and 2020 was $8.6 million, $7.5 million and $12.4 million, respectively.

Note 15—Income Taxes

The components of income before income taxes for the periods were as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Domestic	$425.9	$280.8	$95.5
Foreign	7.5	9.6	(1.4)
Income before income taxes	$433.4	$290.4	$94.1

The provision for income taxes consists of the following (in millions):

	Years Ended December 31,
	2022	2021	2020
Current:
Foreign	$5.2	$0.9	$1.8
State and local	14.5	12.0	6.1
Total current	19.7	12.9	7.9
Deferred:
Federal	81.6	56.7	22.5
Foreign	(0.2)	2.1	(7.1)
State and local	2.4	(5.4)	(2.9)
Total deferred	83.8	53.4	12.5
Total income tax provision	$103.5	$66.3	$20.4

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal items of the U.S. and foreign net deferred tax assets (liabilities) are as follows (in millions):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Employee benefit plans	$5.7	$3.6
Tax credit carryforwards	3.4	2.4
Right-of-use assets	138.8	104.2
Deferred interest	26.3	—
Accrued expenses	52.5	40.4
Net operating loss carryforwards	132.0	106.4
Total deferred tax assets	358.7	257.0
Less: valuation allowance	(3.8)	(3.4)
Total net deferred tax assets	354.9	253.6
Deferred tax liabilities:
Lease liabilities	(134.6)	(101.1)
Prepaid expenses	(2.3)	(1.8)
Depreciation on tangible assets	(792.8)	(619.1)
Intangible assets	(71.7)	(68.4)
Total deferred tax liabilities	(1,001.4)	(790.4)
Net deferred tax liability	$(646.5)	$(536.8)
As of December 31, 2022, a deferred tax asset of $111.1 million was recorded for unutilized federal net operating loss carryforwards ("NOL carryforwards"). The total federal NOL carryforwards are $532.1 million and expire over various years beginning in 2029. State NOL carryforwards have generated a deferred tax asset of $18.3 million and expire over various years beginning in 2023.

As of December 31, 2022, deferred tax assets of $3.4 million were recorded for federal and various state tax credit carryforwards and expire in various years beginning in 2034. As of December 31, 2022, deferred tax assets of $2.5 million were recorded for foreign NOL carryforwards of $15.5 million, all of which have an indefinite carryforward period.

In determining the valuation allowance, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with Topic 740. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. Based on the assessment, as of December 31, 2022, total valuation allowances of $3.8 million were recorded against deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not the remaining deferred tax assets of $354.9 million will be realized and as such no valuation allowance has been provided on these assets.

The income tax in the accompanying consolidated statements of operations differs from the income tax calculated by applying the statutory federal income tax rate to income before income taxes due to the following (in millions):

	Years Ended December 31,
	2022	2021	2020
Income tax provision at statutory rate	$91.0	$61.0	$19.8
Increases (decreases) resulting from:
Foreign taxes	0.4	0.2	(0.1)
State and local income taxes, net of federal income tax	13.9	7.3	3.1
Federal and foreign permanent items	(1.1)	0.1	3.5
Change in valuation allowance	—	—	(5.8)
Tax credits	(1.0)	(1.9)	—
All other items, net	0.3	(0.4)	(0.1)
Income tax provision	$103.5	$66.3	$20.4

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the Tax Cuts and Jobs Act of 2017, previously undistributed earnings from foreign subsidiaries are deemed to have been repatriated as of December 31, 2017 for federal income tax purposes. Beginning in 2018, companies are generally able to repatriate earnings from foreign subsidiaries with no U.S. federal income tax impact. As of December 31, 2022, the Company continues to assert that earnings from foreign operations are not permanently invested. The Company, as a matter of policy, looks to repatriate foreign earnings in a tax efficient manner. Many foreign jurisdictions impose taxes on distributions to other jurisdictions. Due to the variations and complexities of these laws, the Company believes it would be impractical to calculate and accrue these taxes beyond the normal earnings and profits standard for U.S. tax purposes.

As of December 31, 2022, the Company is maintaining the assertion that future earnings associated with the potential stock sale or liquidation of foreign subsidiaries are permanently reinvested. Accordingly, the Company has not recorded any deferred tax liabilities associated with these book-to-tax differences. The Company has analyzed the potential tax liability associated with these differences to be approximately $65.3 million.

The total cumulative amount of unrecognized tax benefits is $7.7 million and $6.4 million as of December 31, 2022 and 2021, respectively.

The Company files one or more income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities and open tax years span from 2014 to 2021. The IRS completed its audit of the Company's 2007 to 2011 consolidated income tax returns, in which Herc was included, and had no changes to the previously filed tax returns. The Company is currently under audit for the 2014 through 2016 income tax years. Several U.S. state and non-U.S. jurisdictions are under audit. The Company does not expect any material assessments resulting from these audits.

Note 16—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) are presented in the tables below (in millions):

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(12.3)	$(87.9)	$(100.2)
Other comprehensive loss before reclassification	(13.1)	(16.3)	(29.4)
Amounts reclassified from accumulated other comprehensive loss	1.1	—	1.1
Net current period other comprehensive loss	(12.0)	(16.3)	(28.3)
Balance at December 31, 2022	$(24.3)	$(104.2)	$(128.5)

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(17.9)	$(89.1)	$(107.0)
Other comprehensive income before reclassification	4.8	1.2	6.0
Amounts reclassified from accumulated other comprehensive loss	0.8	—	0.8
Net current period other comprehensive income	5.6	1.2	6.8
Balance at December 31, 2021	$(12.3)	$(87.9)	$(100.2)

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts reclassified from accumulated other comprehensive income (loss) to net income were as follows (in millions):

	Twelve Months Ended December 31,
Pension and other postretirement benefit plans	2022	2021	2020	Statement of Operations Caption
Amortization of actuarial losses	$—	$0.5	$0.7	Selling, general and administrative
Settlement loss	1.9	0.6	1.0	Selling, general and administrative
Total	1.9	1.1	1.7
Tax provision	(0.8)	(0.3)	(0.4)	Income tax provision
Total reclassifications for the period	1.1	0.8	1.3

Hedging
Gain on settlement	—	—	(1.5)	Interest expense, net
Tax provision	—	—	0.3	Income tax provision
Total reclassifications for the period	—	—	(1.2)

Reclassification of foreign currency items	—	—	2.1	Other expense (income), net
Total reclassifications for the period	$1.1	$0.8	$2.2

Note 17—Commitments and Contingencies

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Equivalents

Cash equivalents, when held, primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had $6.0 million in cash equivalents at December 31, 2022 and none at December 31, 2021.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of December 31, 2022 and 2021. The fair value of the Company's 2027 Notes is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	December 31, 2022		December 31, 2021
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200.0	$1,119.2	$1,200.0	$1,248.0

Note 19—Earnings Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data).

	Years Ended December 31,
	2022	2021	2020
Basic and diluted earnings per share:
Numerator:
Net income, basic and diluted	$329.9	$224.1	$73.7
Denominator:
Basic weighted average common shares	29.6	29.6	29.1
Stock options, RSUs and PSUs	0.6	0.8	0.3
Weighted average shares used to calculate diluted earnings per share	30.2	30.4	29.4
Earnings per share:
Basic	$11.15	$7.57	$2.53
Diluted	$10.92	$7.37	$2.51
Antidilutive stock options, RSUs and PSUs	0.1	—	0.4

Note 20—Related Party Transactions

Agreements with Carl C. Icahn

The Company is subject to the Nomination and Standstill Agreement, dated September 15, 2014 (the "Nomination and Standstill Agreement"), with Carl C. Icahn and certain related entities and individuals. In connection with their appointments or nomination, as applicable, to the Company’s board of directors (the "Board"), each of Hunter C. Gary, Steven D. Miller, and Andrew Teno (collectively, the "Icahn Designees," and, together with Carl C. Icahn and the other parties to the Nomination and Standstill Agreements the "Icahn Group") executed a Joinder Agreement agreeing to become bound as a party to the terms and conditions of the Nomination and Standstill Agreement (such Joinder Agreements, together with the Nomination and Standstill Agreement, are collectively referred to herein as the "Icahn Agreements").

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We generate substantially all of our equipment rental revenue in North America. For each of the last three fiscal years, revenues from our external customers attributed to the U.S. and all foreign countries (primarily Canada) in total are set forth below:

	Years Ended December 31,
	2022	2021	2020
United States	$2,498.6	$1,906.7	$1,624.4
International	240.2	166.4	156.9
Total revenue	$2,738.8	$2,073.1	$1,781.3

Geographic information for long-lived assets, which consist primarily of rental equipment and property and equipment, was as follows (in millions):

	December 31, 2022	December 31, 2021
Total assets
United States	$5,434.4	$4,068.4
International	522.4	422.0
Total	$5,956.8	$4,490.4
Rental equipment, net
United States	$3,179.3	$2,413.4
International	305.9	251.9
Total	$3,485.2	$2,665.3
Property and equipment, net
United States	$365.8	$286.5
International	26.1	21.9
Total	$391.9	$308.4

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

HERC HOLDINGS INC. AND SUBSIDIARIES

(In millions)

	Beginning Balance	Provisions	Translation Adjustments	Deductions	Ending Balance
Receivables allowances:
Year to date December 31, 2022	$13.6	$52.3	$(0.1)	$(48.2)	$17.6
Year to date December 31, 2021	15.5	28.9	—	(30.8)	13.6
Year to date December 31, 2020	18.8	31.4	—	(34.7)	15.5

Tax valuation allowances:
Year to date December 31, 2022	$3.4	$0.4	$—	$—	$3.8
Year to date December 31, 2021	3.2	0.2	—	—	3.4
Year to date December 31, 2020	9.0	—	0.3	(6.1)	3.2

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	657,651	$44.12	1,425,506
Equity compensation plans not approved by security holders	—	—	—
Total	657,651		1,425,506
(1)    Represents the weighted average exercise price of 91,067 outstanding stock options as of December 31, 2022. The remaining securities under this plan as of December 31, 2022 are restricted stock units and performance stock units, which have no exercise price and have been excluded from the calculation of the weighted average exercise price above.
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed as part of this Report

(1) Consolidated financial statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Herc Holdings Inc. and Subsidiaries Consolidated Balance Sheets at December 31, 2022 and 2021
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements

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

3.2
Amended and Restated By-Laws of Herc Holdings, effective February 8, 2022 (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Herc Holdings (File No. 001-33139), as filed on February 10, 2022).

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

10.1.1
Amendment No. 1 to ABL Credit Facility, dated July 5, 2022, by and among Bank of America, N.A., a national banking association, as agent, the financial institutions from time to time parties thereto, and Herc Holdings, Inc., Matthews Equipment Limited, and certain subsidiaries of Herc Holdings Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 8, 2022).

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

10.9.3
Amendment No. 3 to Receivables Financing Agreement, dated as of August 26, 2022, among Herc Receivables U.S. LLC, and The Additional Canadian Borrower To The Extent Added As A Party Thereto, as co-borrowers, Herc Rentals, Inc., individually and as initial servicer and as performance guarantor, the Lenders and Managing Agents, from time to time party thereto, and Credit Agricole Corporate and Investment Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139) as filed on August 31, 2022).

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

10.11.5[t]
Offer Letter, dated December 23, 2019, by and between Herc Holdings and Aaron Birnbaum. (Incorporated by reference to Exhibit 10.11.5 to the Annual Report on Form 10-K of Herc Holdings (File No. 001-33139) as filed on February 18, 2021).

HERC HOLDINGS INC. AND SUBSIDIARIES

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

10.14.2
First Amendment to the Herc Holdings Inc. 2018 Omnibus Incentive Plan, effective December 3, 2020. (Incorporated by reference to Exhibit 10.14.2 to the Annual Report on Form 10-K of Herc Holdings Inc. (File No. 001-33139), as filed on February 18, 2021.)

10.14.3[t]*	Form of Executive Officer Restricted Stock Unit Agreement.
10.14.4[t]
Form of Executive Officer Performance Stock Unit Agreement. (Incorporated by reference to Exhibit 10.14.4 to the Annual Report on Form 10-K of Herc Holdings Inc. (File No. 001-33139), as filed on February 10, 2022.)

10.14.5[t]
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

HERC HOLDINGS INC. (Registrant)
	By:	/s/ MARK IRION
	Name:	Mark Irion
	Title:	Senior Vice President and Chief Financial Officer
Date:	February 14, 2023	(On behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 14, 2023:

Signature	Title

/s/ LAWRENCE H. SILBER	President and Chief Executive Officer, Director
Lawrence H. Silber	(Principal Executive Officer)

/s/ MARK IRION	Senior Vice President and Chief Financial Officer
Mark Irion	(Principal Financial Officer)

/s/ MARK HUMPHREY	Vice President, Chief Accounting Officer
Mark Humphrey	(Principal Accounting Officer)

/s/ PATRICK D. CAMPBELL	Non-Executive Chairman of the Board
Patrick D. Campbell

/s/ JAMES H. BROWNING	Director
James H. Browning

/s/ SHARI L. BURGESS	Director
Shari L. Burgess

/s/ HUNTER C. GARY	Director
Hunter C. Gary

/s/ JEAN K. HOLLEY	Director
Jean K. Holley

/s/ MICHAEL A. KELLY	Director
Michael A. Kelly

/s/ STEVEN D. MILLER	Director
Steven D. Miller

/s/ RAKESH SACHDEV	Director
Rakesh Sachdev

/s/ ANDREW J. TENO	Director
Andrew J. Teno