Form 10-Q
period 2023-03-31
HERC HOLDINGS INC
filed 2023-04-20
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 14, 2023, there were 28,486,099 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2023 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our business plans and strategy, projected profitability, performance or cash flows, future capital expenditures, our growth strategy, including our ability to grow organically and through M&A, anticipated financing needs, business trends, our capital allocation strategy, liquidity and capital management and other information that is not historical information. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 under Item 1A "Risk Factors," in Part II, Item 1A of this Report, and in our other filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise forward-looking statements that have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Cash and cash equivalents	$40	$54
Receivables, net of allowances of $16 and $18, respectively	514	523
Other current assets	71	67
Total current assets	625	644
Rental equipment, net	3,699	3,485
Property and equipment, net	415	392
Right-of-use lease assets	597	552
Intangible assets, net	447	431
Goodwill	460	419
Other long-term assets	33	34
Total assets	$6,276	$5,957
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$16	$16
Current maturities of operating lease liabilities	43	42
Accounts payable	348	318
Accrued liabilities	186	228
Total current liabilities	593	604
Long-term debt, net	3,215	2,922
Financing obligations, net	107	108
Operating lease liabilities	573	528
Deferred tax liabilities	655	647
Other long term liabilities	46	40
Total liabilities	5,189	4,849
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 33.0 and 32.7 shares issued and 28.8 and 28.9 shares outstanding	—	—
Additional paid-in capital	1,801	1,820
Retained earnings	272	224
Accumulated other comprehensive loss	(127)	(129)
Treasury stock, at cost, 4.2 shares and 3.8 shares	(859)	(807)
Total equity	1,087	1,108
Total liabilities and equity	$6,276	$5,957

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Equipment rental	$654	$527
Sales of rental equipment	71	28
Sales of new equipment, parts and supplies	8	8
Service and other revenue	7	5
Total revenues	740	568
Expenses:
Direct operating	281	226
Depreciation of rental equipment	152	119
Cost of sales of rental equipment	46	19
Cost of sales of new equipment, parts and supplies	5	5
Selling, general and administrative	106	89
Non-rental depreciation and amortization	26	21
Interest expense, net	48	23
Other expense (income), net	1	(1)
Total expenses	665	501
Income before income taxes	75	67
Income tax provision	(8)	(9)
Net income	$67	$58
Weighted average shares outstanding:
Basic	29.0	29.8
Diluted	29.4	30.4
Earnings per share:
Basic	$2.31	$1.96
Diluted	$2.28	$1.92

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In millions)

	Three Months Ended March 31,
	2023	2022
Net income	$67	$58
Other comprehensive income:
Foreign currency translation adjustments	1	2
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	1	1
Income tax provision related to defined benefit pension plans	—	(1)
Total other comprehensive income	2	2
Total comprehensive income	$69	$60

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2022	28.9	$—	$1,820	$224	$(129)	$(807)	$1,108
Net income	—	—	—	67	—	—	67
Other comprehensive income	—	—	—	—	2	—	2
Stock-based compensation charges	—	—	4	—	—	—	4
Dividends declared, $0.6325 per share	—	—	—	(19)	—	—	(19)
Net settlement on vesting of equity awards	0.3	—	(25)	—	—	—	(25)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	—	—	1	—	—	—	1
Repurchase of common stock	(0.4)	—	—	—	—	(52)	(52)
Balance at March 31, 2023	28.8	$—	$1,801	$272	$(127)	$(859)	$1,087

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2021	29.7	$—	$1,822	$(53)	$(100)	$(692)	$977
Net income	—	—	—	58	—	—	58
Other comprehensive income	—	—	—	—	2	—	2
Stock-based compensation charges	—	—	6	—	—	—	6
Dividends declared, $0.575 per share	—	—	(18)	—	—	—	(18)
Net settlement on vesting of equity awards	0.2	—	(15)	—	—	—	(15)
Employee stock purchase plan	—	—	1	—	—	—	1
Balance at March 31, 2022	29.9	$—	$1,796	$5	$(98)	$(692)	$1,011

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$67	$58
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of rental equipment	152	119
Depreciation of property and equipment	17	15
Amortization of intangible assets	9	6
Amortization of deferred debt and financing obligations costs	1	1
Stock-based compensation charges	4	6
Provision for receivables allowances	13	9
Deferred taxes	3	5
Gain on sale of rental equipment	(25)	(9)
Other	2	1
Changes in assets and liabilities:
Receivables	13	(23)
Other assets	(2)	(8)
Accounts payable	8	(9)
Accrued liabilities and other long-term liabilities	(27)	(28)
Net cash provided by operating activities	235	143
Cash flows from investing activities:
Rental equipment expenditures	(332)	(287)
Proceeds from disposal of rental equipment	49	29
Non-rental capital expenditures	(33)	(13)
Proceeds from disposal of property and equipment	3	2
Acquisitions, net of cash acquired	(138)	(73)
Other investing activities	—	(5)
Net cash used in investing activities	(451)	(347)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	640	345
Repayments on revolving lines of credit and securitization	(347)	(118)
Principal payments under finance lease and financing obligations	(4)	(4)
Dividends paid	(20)	(17)
Net settlement on vesting of equity awards	(25)	(15)
Proceeds from employee stock purchase plan	1	1
Proceeds from exercise of stock options	1	—
Repurchase of common stock	(44)	—
Net cash provided by financing activities	202	192
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net change in cash and cash equivalents during the period	(14)	(12)
Cash and cash equivalents at beginning of period	54	35
Cash and cash equivalents at end of period	$40	$23

Supplemental disclosure of cash flow information:
Cash paid for interest	$63	$38
Cash paid for income taxes, net	$1	$5
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$18	$—
Non-rental capital expenditures in accounts payable	$3	$1
Disposal of rental equipment in accounts receivable	$15	$—
Supplemental disclosure of non-cash investing and financing activity:
Equipment acquired through finance lease	$3	$1

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Organization and Description of Business

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or "the Company") is one of the leading equipment rental suppliers with 364 locations in North America as of March 31, 2023. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 57 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

Note 2—Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, however, these condensed consolidated financial statements do not include all of the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 14, 2023.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Recently Issued Accounting Pronouncements

As of March 31, 2023, the Company has implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board ("FASB") that were in effect. There were no new standards or updates during the three months ended March 31, 2023 that had a material impact on the condensed consolidated financial statements.

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 91.9% of total revenue for the three months ended March 31, 2023 compared to 91.1% for the same period in 2022.
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
The following table summarizes the applicable accounting guidance for the Company’s revenues for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023			2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$590	$—	$590	$477	$—	$477
Other rental revenue:
Delivery and pick-up	—	41	41	—	30	30
Other	23	—	23	20	—	20
Total other rental revenues	23	41	64	20	30	50
Total equipment rental	613	41	654	497	30	527
Sales of rental equipment	—	71	71	—	28	28
Sales of new equipment, parts and supplies	—	8	8	—	8	8
Service and other revenues	—	7	7	—	5	5
Total revenues	$613	$127	$740	$497	$71	$568

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

	Three Months Ended March 31,
	2023	2022
Sales of rental equipment	$71	$28
Sales of new equipment	1	2
Sales of parts and supplies	7	6
Total	$79	$36

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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $24 million and $9 million as of March 31, 2023 and December 31, 2022, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three months ended March 31, 2023 and 2022 that was included in the contract liability balance as of the beginning of each such period.

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three months ended March 31, 2023 and 2022 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2023.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	March 31, 2023	December 31, 2022
Rental equipment	$5,688	$5,408
Less: Accumulated depreciation	(1,989)	(1,923)
Rental equipment, net	$3,699	$3,485

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 5—Business Combinations

On April 19, 2022, the Company completed the acquisition of Cloverdale Equipment Company ("Cloverdale"). Cloverdale was a full-service general equipment rental company comprising of approximately 120 employees and four locations serving industrial and construction customers with core operations in the metropolitan areas of Detroit and Grand Rapids, Michigan; Cleveland, Ohio; and Pittsburgh, Pennsylvania. The aggregate consideration was approximately $178.0 million. The acquisition and related fees and expenses were funded through available cash and drawings on the senior secured asset-based revolving credit facility.

Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below (in millions) gives effect to the acquisition of Cloverdale as if it had been included in the Company's condensed consolidated results for the entire period reflected. The unaudited pro forma supplementary data is provided for informational purposes only and is not indicative of the Company's results of operations had the acquisitions been included for the period presented, nor is it indicative of the Company's future results.

	Three Months Ended March 31, 2022
	Herc	Cloverdale	Total
Historic/pro forma total revenues	$568	$21	$589
Historic/combined pretax income	67	6	73
Pro forma adjustments to consolidated pretax income:
Impact of fair value adjustments/useful life changes on depreciation(a)		2	2
Interest expense(b)		(1)	(1)
Elimination of historic interest(c)		1	1
Elimination of merger related costs(d)		1	1
Pro forma pretax income			$76

(a) Depreciation of rental equipment was adjusted for the fair value at acquisition and changes in useful lives of equipment acquired.
(b) As discussed above, the Company funded the Cloverdale acquisition primarily using drawings on its senior secured asset-based revolving credit facility. Interest expense was adjusted to reflect interest on such borrowings.
(c) Historic interest on debt that is not part of the combined entity was eliminated.
(d) Merger related direct costs primarily comprised of financial and legal advisory fees associated with the Cloverdale acquisition were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date.

In addition to the acquisition of Cloverdale, the Company completed the acquisitions of three companies totaling three locations including Southern Equipment Rental, Harris Diversified, LLC, and Kilowatt Boy, Inc. during the first quarter of 2022, five companies totaling five locations including All Trade Rentals, Inc., Absolute Rental & Supply, Inc., Single Source Rentals Ltd., Kropp Equipment, Inc., and Colvin's Inc. during the second quarter of 2022, seven companies totaling 12 locations including All Star Rents, High River Rentals, Inc., Longhorn Car-Truck Rental, Inc., Avalanche Equipment, LLC, Portable Air II, LLC, Golf Tournaments, Inc., and Shore-Tek, Inc. during the third quarter of 2022, and two companies totaling five locations including Power Rents, LLC and Prime Construction Rentals during the fourth quarter of 2022.

During the first quarter of 2023, the Company completed three acquisitions totaling six locations including Patriot Rentals & Equipment, LLC, Miami Tool Rental, Inc. and the trench division of Lance Rental Company, LP.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 6—Goodwill and Intangible Assets

Goodwill

The following summarizes the Company's goodwill (in millions):

	March 31, 2023	December 31, 2022
Balance at the beginning of the period:
Goodwill	$1,088	$907
Accumulated impairment losses	(669)	(675)
	419	232

Additions	41	190
Currency translation	—	(3)

Balance at the end of the period:
Goodwill	1,129	1,088
Accumulated impairment losses	(669)	(669)
	$460	$419

Intangible Assets

Intangible assets, net, consisted of the following major classes (in millions):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$204	$(45)	$159
Internally developed software(a)	59	(41)	18
Total	263	(86)	177
Indefinite-lived intangible assets:
Trade name	270	—	270
Total intangible assets, net	$533	$(86)	$447
(a) Includes capitalized costs of $3 million yet to be placed into service.

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$181	$(38)	$143
Internally developed software(a)	57	(39)	18
Total	238	(77)	161
Indefinite-lived intangible assets:
Trade name	270	—	270
Total intangible assets, net	$508	$(77)	$431
(a) Includes capitalized costs of $3 million yet to be placed into service.

Amortization of intangible assets was $9 million and $6 million for the three months ended March 31, 2023 and 2022, respectively.

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

The components of lease expense consist of the following (in millions):

		Three Months Ended March 31,
	Classification	2023	2022
Operating lease cost(a)	Direct operating	$33	$31
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	6	5
Sublease income	Equipment rental revenue	(16)	(18)
Net lease cost		$23	$18

(a) Includes short-term leases of $14 million and $15 million for the three months ended March 31, 2023 and 2022, respectively, and variable lease costs of $1 million for the three months ended March 31, 2023 and 2022.

Note 8—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at March 31, 2023	Weighted Average Stated Interest Rate at March 31, 2023	Fixed or Floating Interest Rate	Maturity	March 31, 2023	December 31, 2022
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200	$1,200
Other Debt
ABL Credit Facility	N/A	6.35%	Floating	2027	1,673	1,340
AR Facility	N/A	5.63%	Floating	2023	295	335
Finance lease liabilities	3.42%	N/A	Fixed	2023-2030	64	64
Unamortized Debt Issuance Costs(a)					(5)	(5)
Total debt					3,227	2,934
Less: Current maturities of long-term debt					(12)	(12)
Long-term debt, net					$3,215	$2,922
(a)    Unamortized debt issuance costs totaling $10 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of March 31, 2023 and December 31, 2022, are included in "Other long-term assets" in the condensed consolidated balance sheets.

The effective interest rate for the fixed rate 2027 Notes (as defined below) includes the stated interest on the notes and the amortization of any debt issuance costs.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Senior Notes
On July 9, 2019, the Company issued $1.2 billion aggregate principal amount of its 5.50% Senior Notes due 2027 (the "2027 Notes"). Interest on the 2027 Notes accrues at the rate of 5.50% per annum and is payable semi-annually in arrears on January 15 and July 15. The 2027 Notes will mature on July 15, 2027. Additional information about the 2027 Notes is included in Note 11, "Debt" to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022.

ABL Credit Facility
On July 31, 2019, Herc Holdings, Herc and certain other subsidiaries of Herc Holdings entered into a credit agreement with respect to a senior secured asset-based revolving credit facility (the "ABL Credit Facility"), which was amended and extended on July 5, 2022. The ABL Credit Facility provides for aggregate maximum borrowings of up to $3.5 billion (subject to availability under a borrowing base). Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation. Subject to the satisfaction of certain conditions and limitations, the ABL Credit Facility allows for the addition of incremental revolving commitments and/or incremental term loans. The ABL Credit Facility matures on July 5, 2027. Additional information about the ABL Credit Facility is included in Note 11, "Debt" to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022.

Accounts Receivable Securitization Facility
The accounts receivable securitization facility (the "AR Facility"), as amended, matures on August 31, 2023 and has aggregate commitments of up to $335 million. In connection with the AR Facility, Herc and one of its wholly-owned subsidiaries sell their accounts receivables on an ongoing basis to Herc Receivables U.S. LLC, a wholly-owned special-purpose entity (the "SPE"). The SPE's sole business consists of the purchase by the SPE of accounts receivable from Herc and the Herc subsidiary seller and borrowing by the SPE against the eligible accounts receivable from the lenders under the facility. The borrowings are secured by liens on the accounts receivable and other assets of the SPE. Collections on the accounts receivable are used to service the borrowings. The SPE is a separate legal entity that is consolidated in the Company's financial statements. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Herc is the servicer of the accounts receivable under the AR Facility. All of the obligations of the Herc subsidiary seller and the servicer and certain indemnification obligations of the SPE under the agreements governing the AR Facility are guaranteed by Herc pursuant to a performance guarantee. The AR Facility is excluded from current maturities of long-term debt as the Company has the intent and ability to fund the AR Facility's borrowings on a long-term basis either by further extending the maturity date of the AR Facility or by utilizing the capacity available at the balance sheet date under the ABL Credit Facility.
Borrowing Capacity and Availability
After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of March 31, 2023 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,802	$1,433
AR Facility	40	17
Total	$1,842	$1,450

Letters of Credit
As of March 31, 2023, $25 million of standby letters of credit were issued and outstanding, $1 million of which has been drawn upon. The ABL Credit Facility had $225 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 9—Financing Obligations

In prior years, Herc has entered into sale-leaseback transactions pursuant to which it sold 44 properties located in the U.S. and certain service vehicles. The sale of the properties and service vehicles did not qualify for sale-leaseback accounting; therefore, the book value of the assets remain on the Company's consolidated balance sheet.

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at March 31, 2023	Maturities	March 31, 2023	December 31, 2022
Financing obligations	5.30%	2026-2038	$113	$114
Unamortized financing issuance costs			(2)	(2)
Total financing obligations			111	112
Less: Current maturities of financing obligations			(4)	(4)
Financing obligations, net			$107	$108

Note 10—Income Taxes

Income tax provision was $8 million and $9 million for the three months ended March 31, 2023 and 2022, respectively. The provision in each period was driven by the level of pre-tax income, offset primarily by a benefit related to stock-based compensation of $12 million and $8 million for three months ended March 31, 2023 and 2022, respectively, and certain non-deductible expenses.

Note 11—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the three months ended March 31, 2023 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(25)	$(104)	$(129)
Other comprehensive income before reclassification	—	1	1
Amounts reclassified from accumulated other comprehensive loss	1	—	1
Net current period other comprehensive loss	1	1	2
Balance at March 31, 2023	$(24)	$(103)	$(127)

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

Cash Equivalents

Cash equivalents primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company measures the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had $6 million in cash equivalents at March 31, 2023 and December 31, 2022.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of March 31, 2023 and December 31, 2022. The fair value of the Company's 2027 Notes is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	March 31, 2023		December 31, 2022
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200	$1,158	$1,200	$1,119

Note 14—Earnings Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended March 31,
	2023	2022
Basic and diluted earnings per share:
Numerator:
Net income, basic and diluted	$67	$58
Denominator:
Basic weighted average common shares	29.0	29.8
Stock options, RSUs and PSUs	0.4	0.6
Weighted average shares used to calculate diluted earnings per share	29.4	30.4
Earnings per share:
Basic	$2.31	$1.96
Diluted	$2.28	$1.92
Antidilutive stock options, RSUs and PSUs	0.1	0.1

Note 15—Related Party Transactions

Agreements with Carl C. Icahn

The Company was party to the Nomination and Standstill Agreement, dated September 15, 2014 (the "Nomination Agreement"), with Carl C. Icahn and certain related entities and individuals.

Pursuant to the Nomination Agreement, Hunter C. Gary, Steven D. Miller and Andrew J. Teno were Icahn Group designees and elected to the Company’s board of directors (the “Board”) at the 2022 annual meeting of stockholders. In March 2023, Messrs. Gary, Miller and Teno resigned from the Board as a result of the Icahn Group ceasing to hold a “net long position” above certain levels. As a result of their resignations, neither the Icahn Group nor the Company have any further duties or obligations under the Nomination Agreement, which is described below.

While an Icahn Group designee was a member of the Board, the Board could not be expanded without approval from the Icahn designees then on the Board. In addition, pursuant to the Nomination Agreement, subject to certain restrictions and requirements, the Icahn Group had certain replacement rights in the event an Icahn designee resigned or was otherwise unable to serve as a director (other than as a result of not being nominated by the Board to stand for election at an annual meeting).

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

In addition, until the date that no Icahn Group designee was a member of the Board (or otherwise deemed to be on the Board pursuant to the terms of the Nomination Agreement), the Icahn Group agreed to vote all of its shares of Company common stock in favor of the election of all of the Company’s director nominees at each annual or special meeting of stockholders and, subject to limited exceptions, the Icahn Group further agreed to (i) adhere to certain standstill obligations, including the obligation to not solicit proxies or consents or influence others with respect to the same, and (ii) not acquire or otherwise beneficially own more than 20% of the Company’s outstanding voting securities.

Pursuant to the Nomination Agreement, the Company entered into a registration rights agreement, effective June 30, 2016 (the “Registration Rights Agreement”), with certain entities related to Carl C. Icahn, on behalf of any person who is a member of the “Icahn group” (as such term is defined therein) who owns applicable securities at the relevant time and is or has become a party to the Registration Rights Agreement. The Registration Rights Agreement provided for customary demand and piggyback registration rights and obligations.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Economic Conditions

Our operations are impacted by economic conditions, including increased interest rates, supply chain constraints and inflation, and we manage our business to adjust to such conditions. Interest rates on our debt instruments have increased over the past year, most notably the weighted average interest rate on our floating rate debt has increased from 1.57% in the first quarter of 2022 to 6.24% in the current quarter. We monitor our exposure to floating rate debt and reevaluate our capital allocation strategy, as necessary. In response to equipment supply chain issues, in 2022 we decreased the volume of sales of rental equipment to maintain sufficient capacity of equipment to meet customer demand. In recent quarters, supply chain disruptions have continued, however, we have begun to receive rental equipment more consistently, but we may experience more severe supply chain disruptions in the future. We have experienced and are continuing to experience inflationary pressures, a portion of which, such as for fuel and delivery, is passed on to customers. There are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. We cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted by these ongoing economic conditions, however, we believe we are well-positioned to operate effectively through the present environment.
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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
($ in millions)	2023	2022	$ Change	% Change
Equipment rental	$654	$527	$127	24%
Sales of rental equipment	71	28	43	154
Sales of new equipment, parts and supplies	8	8	—	—
Service and other revenue	7	5	2	40
Total revenues	740	568	172	30
Direct operating	281	226	55	24
Depreciation of rental equipment	152	119	33	28
Cost of sales of rental equipment	46	19	27	142
Cost of sales of new equipment, parts and supplies	5	5	—	—
Selling, general and administrative	106	89	17	19
Non-rental depreciation and amortization	26	21	5	24
Interest expense, net	48	23	25	109
Other expense (income), net	1	(1)	2	(200)
Income before income taxes	75	67	8	12
Income tax provision	(8)	(9)	1	(11)
Net income	$67	$58	$9	16%

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Equipment rental revenue increased $127 million, or 24%, during the first quarter of 2023 due to higher volume of equipment on rent of 23.2% and pricing growth of 7.0% over the same period in the prior year.

Sales of rental equipment increased $43 million, or 154%, during the first quarter of 2023 when compared to the first quarter of 2022 as we increased the volume of sales in line with our fleet rotation planning to improve the equipment mix and manage fleet age. The margin on sales of rental equipment was 35% in 2023 compared to 32% in 2022. The increase in margin on sale of rental equipment in 2023 was due to continued strength in the market for used equipment.

Direct operating expenses in the first quarter of 2023 increased $55 million, or 24%, when compared to the first quarter of 2022 primarily related to increases in (i) personnel-related expenses of $27 million resulting from increased headcount in support of growth initiatives, (ii) fleet related expenses, including fuel and maintenance expense, of $17 million related to our increased fleet size and higher volume in 2023, and (iii) field related expenses, including facilities and systems, of $7 million as we have added more locations through acquisitions and opening greenfield locations.

Depreciation of rental equipment increased $33 million, or 28%, during the first quarter of 2023 when compared to the first quarter of 2022 due to the increase in average fleet size. Non-rental depreciation and amortization increased $5 million, or 24%, primarily due to amortization of intangible assets related to acquisitions.

Selling, general and administrative expenses increased $17 million, or 19%, in the first quarter of 2023 when compared to the first quarter of 2022. The increase was primarily due to selling expense, including commissions and other variable compensation increases, of $8 million and credit and collections expense of $5 million.

Interest expense, net increased $25 million, or 109%, during the first quarter of 2023 when compared with the same period in 2022 due to higher interest rates on floating rate debt and increased borrowings on the ABL Credit Facility primarily to fund acquisition growth.

Income tax provision was $8 million during the first quarter of 2023 compared to $9 million in 2022. The provision in each period was driven by the level of pre-tax income, offset primarily by a benefit related to stock-based compensation of $12 million and $8 million for three months ended March 31, 2023 and 2022, respectively, and certain non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of liquidity include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, funding acquisitions, payment of dividends, and share repurchases. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of March 31, 2023, we had approximately $3.2 billion of total nominal indebtedness outstanding.

Our liquidity as of March 31, 2023 consisted of cash and cash equivalents of $40 million and unused commitments of approximately $1.5 billion under our ABL Credit Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Three Months Ended March 31,
	2023	2022	$ Change
Cash provided by (used in):
Operating activities	$235	$143	$92
Investing activities	(451)	(347)	(104)
Financing activities	202	192	10
Effect of exchange rate changes	—	—	—
Net change in cash and cash equivalents	$(14)	$(12)	$(2)

Operating Activities

During the three months ended March 31, 2023, we generated $92 million more cash from operating activities compared with the same period in 2022. The increase was related to improved operating results primarily resulting from higher revenues coupled with improved operating leverage on costs.

Investing Activities

Cash used in investing activities increased $104 million during the three months ended March 31, 2023 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment, non-rental capital expenditures and acquisitions. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below. Additionally, we closed on three acquisitions during the three months ended March 31, 2023 for a net cash outflow of $138 million.

Financing Activities

Cash provided by financing activities increased $10 million during the three months ended March 31, 2023 when compared with the prior-year period. Financing activities primarily represents our changes in debt, which included net borrowings of $293 million on our revolving lines of credit and securitization, which were used primarily to fund acquisitions and invest in rental equipment during the period. Net borrowings in the prior year period were $227 million.

In accordance with our Share Repurchase Program, we may from time to time repurchase shares in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We repurchased approximately 460,000 shares during 2023 in accordance with our overall capital allocation strategy and as of March 31, 2023, $229 million remains available for repurchases.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital Expenditures

Our capital expenditures relate largely to purchases of rental equipment, with the remaining portion representing purchases of property, equipment, and information technology. The table below sets forth the capital expenditures related to our rental equipment and related disposals for the periods noted (in millions).

	Three Months Ended March 31,
	2023	2022
Rental equipment expenditures	$332	$287
Disposals of rental equipment	(49)	(29)
Net rental equipment expenditures	$283	$258
Net capital expenditures for rental equipment increased $25 million during the three months ended March 31, 2023 compared to the same period in 2022 as we optimize our fleet by continuing to invest in high growth markets as part of our long-term capital expenditure plans. Disposals have increased in the current year to maintain an appropriate mix of fleet and manage fleet age, while ensuring we have sufficient capacity of equipment to meet customer demand in light of the continuing constraints in the equipment market.
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

In connection with the AR Facility, we sell accounts receivable on an ongoing basis to a wholly-owned special-purpose entity (the "SPE"). The accounts receivable and other assets of the SPE are encumbered in favor of the lenders under our AR Facility. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Substantially all of the remaining assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our ABL Credit Facility. None of such assets are available to satisfy the claims of our general creditors. See Note 11, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2022, and Note 8, "Debt" included in Part I, Item 1 "Financial Statements" of this Report for more information.

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

As of March 31, 2023, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,802	$1,433
AR Facility	40	17
Total	$1,842	$1,450

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of March 31, 2023, $25 million of standby letters of credit were issued and outstanding under the ABL Credit Facility, one of which have been drawn upon. The ABL Credit Facility had $225 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our 2027 Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of March 31, 2023, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

At March 31, 2023, Herc Holdings' balance sheet was substantially identical to that of Herc, with the exception of the debt held by Herc Holdings (2027 Notes and ABL Credit Facility) and certain components of shareholders equity. For the three months ended March 31, 2023 and 2022, the statements of operations of Herc Holdings and Herc were identical with the exception of interest expense on the debt held at Herc Holdings that is not reflected in the statement of operations of Herc.

Additional information on the terms of our 2027 Notes, ABL Credit Facility and AR Facility is included in Note 11, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2022. For a discussion of the risks associated with our indebtedness, see Part I, Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Dividends

On February 8, 2023, we declared a quarterly dividend of $0.6325 per share to record holders as of February 22, 2023, with payment date of March 9, 2023. The declaration of dividends on our common stock is discretionary and will be determined by our board of directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors. The amounts available to pay cash dividends are restricted by our debt agreements.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of March 31, 2023, there have been no material changes to our indemnification obligations as disclosed in Note 17, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2022. For further information, see the discussion on indemnification obligations included in Note 12, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including the effects of changes in interest rates (including credit spreads), foreign currency exchange rates, and fluctuations in fuel prices. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments.

As of March 31, 2023, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 12, "Commitments and Contingencies" to the notes to our condensed consolidated financial statements in Part I, Item 1 "Financial Statements" of this Report.

ITEM 1A.    RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those previously disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

The instability of certain financial institutions may have adverse impacts on us and certain of our vendors and customers, which could negatively impact our cash flows, results of operations, and financial condition.

During 2023, there have been public reports of instability at certain financial institutions. Although we do not hold deposits or investments at these financial institutions, and despite the steps taken to date by U.S. and foreign agencies and institutions to protect depositors, the follow-on effects of the events surrounding recent bank failures and pressure on other financial institutions are unknown, could include failures of other financial institutions to which we face direct or indirect exposure, and may lead to significant disruptions to the cash flows, operations and financial condition of our vendors, customers, and/or us. Additionally, tight credit conditions could impair the ability of developers and contractors to effectively access capital markets or obtain reasonable costs of capital on borrowed funds, resulting in depressed levels of construction projects, including the cancellation or significant delay of projects. The inability of these constituents to borrow money to fund construction projects may reduce the demand for our products and services.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, we announced a $1 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount and our repurchases may be subject to certain predetermined price/volume guidelines, set from time-to-time, by our board of directors. The timing and extent to which we repurchase shares will depend upon, among other things, strategic priorities, market conditions, share price, liquidity targets, contractual restrictions, regulatory requirements and other factors. Share repurchases may be commenced or suspended at any time or from time-to-time, subject to legal and contractual requirements, without prior notice.

The following table provides information about our repurchases of our common stock during the first quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program
January 1, 2023 to January 31, 2023	—	$—	—
February 1, 2023 to February 28, 2023	—	—	—
March 1, 2023 to March 31, 2023	463,392	111.32	463,392
Total	463,392	$111.32	463,392	$229,053,499

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

10.1*	Offer Letter, dated as of March 7, 2023, by and between Herc Holdings and William Mark Humphrey.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1**	18 U.S.C. Section 1350 Certifications of Principal Executive Officer and the Principal Financial Officer
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________________________________________________________________________
*Filed herewith
**Furnished herewith

HERC HOLDINGS INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 20, 2023	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK HUMPHREY
Mark Humphrey Senior Vice President and Chief Financial Officer