Form 10-Q
period 2023-06-30
HERC HOLDINGS INC
filed 2023-07-25
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 21, 2023, there were 28,289,038 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2023 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our business plans and strategy, projected profitability, performance or cash flows, future capital expenditures, our growth strategy, including our ability to grow organically and through M&A, anticipated financing needs, business trends, our capital allocation strategy, liquidity and capital management and other information that is not historical information. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

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

PART I—FINANCIAL INFORMATION

ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Cash and cash equivalents	$37	$54
Receivables, net of allowances of $17 and $18, respectively	541	523
Other current assets	66	67
Total current assets	644	644
Rental equipment, net	3,957	3,485
Property and equipment, net	445	392
Right-of-use lease assets	641	552
Intangible assets, net	468	431
Goodwill	492	419
Other long-term assets	48	34
Total assets	$6,695	$5,957
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$16	$16
Current maturities of operating lease liabilities	43	42
Accounts payable	363	318
Accrued liabilities	233	228
Total current liabilities	655	604
Long-term debt, net	3,493	2,922
Financing obligations, net	106	108
Operating lease liabilities	618	528
Deferred tax liabilities	673	647
Other long term liabilities	48	40
Total liabilities	5,593	4,849
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 33.1 and 32.7 shares issued and 28.3 and 28.9 shares outstanding	—	—
Additional paid-in capital	1,808	1,820
Retained earnings	330	224
Accumulated other comprehensive loss	(122)	(129)
Treasury stock, at cost, 4.8 shares and 3.8 shares	(914)	(807)
Total equity	1,102	1,108
Total liabilities and equity	$6,695	$5,957

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Equipment rental	$702	$605	$1,356	$1,132
Sales of rental equipment	83	19	154	47
Sales of new equipment, parts and supplies	10	9	18	17
Service and other revenue	7	7	14	12
Total revenues	802	640	1,542	1,208
Expenses:
Direct operating	282	248	563	474
Depreciation of rental equipment	161	130	313	249
Cost of sales of rental equipment	56	14	102	33
Cost of sales of new equipment, parts and supplies	7	5	12	10
Selling, general and administrative	111	97	217	186
Non-rental depreciation and amortization	28	23	54	44
Interest expense, net	54	25	102	48
Other expense (income), net	—	—	1	(1)
Total expenses	699	542	1,364	1,043
Income before income taxes	103	98	178	165
Income tax provision	(27)	(25)	(35)	(34)
Net income	$76	$73	$143	$131
Weighted average shares outstanding:
Basic	28.4	29.8	28.7	29.8
Diluted	28.6	30.3	29.0	30.4
Earnings per share:
Basic	$2.68	$2.42	$4.98	$4.39
Diluted	$2.66	$2.38	$4.93	$4.30

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$76	$73	$143	$131
Other comprehensive income (loss):
Foreign currency translation adjustments	5	(7)	6	(5)
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	—	—	1	1
Income tax provision related to defined benefit pension plans	—	—	—	(1)
Total other comprehensive income (loss)	5	(7)	7	(5)
Total comprehensive income	$81	$66	$150	$126

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2022	28.9	$—	$1,820	$224	$(129)	$(807)	$1,108
Net income	—	—	—	67	—	—	67
Other comprehensive income	—	—	—	—	2	—	2
Stock-based compensation charges	—	—	4	—	—	—	4
Dividends declared, $0.6325 per share	—	—	—	(19)	—	—	(19)
Net settlement on vesting of equity awards	0.3	—	(25)	—	—	—	(25)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	—	—	1	—	—	—	1
Repurchase of common stock	(0.4)	—	—	—	—	(52)	(52)
Balance at March 31, 2023	28.8	—	1,801	272	(127)	(859)	1,087
Net income	—	—	—	76	—	—	76
Other comprehensive income	—	—	—	—	5	—	5
Stock-based compensation charges	—	—	5	—	—	—	5
Dividends declared, $0.6325 per share	—	—	—	(18)	—	—	(18)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	—	—	1	—	—	—	1
Repurchase of common stock	(0.5)	—	—	—	—	(55)	(55)
Balance at June 30, 2023	28.3	$—	$1,808	$330	$(122)	$(914)	$1,102

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2021	29.7	$—	$1,822	$(53)	$(100)	$(692)	$977
Net income	—	—	—	58	—	—	58
Other comprehensive income	—	—	—	—	2	—	2
Stock-based compensation charges	—	—	6	—	—	—	6
Dividends declared, $0.575 per share	—	—	(18)	—	—	—	(18)
Net settlement on vesting of equity awards	0.2	—	(15)	—	—	—	(15)
Employee stock purchase plan	—	—	1	—	—	—	1
Balance at March 31, 2022	29.9	—	1,796	5	(98)	(692)	1,011
Net income	—	—	—	73	—	—	73
Other comprehensive loss	—	—	—	—	(7)	—	(7)
Stock-based compensation charges	—	—	5	—	—	—	5
Dividends declared, $0.575 per share	—	—	—	(18)	—	—	(18)
Employee stock purchase plan	—	—	1	—	—	—	1
Balance at June 30, 2022	29.9	$—	$1,802	$60	$(105)	$(692)	$1,065
The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$143	$131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of rental equipment	313	249
Depreciation of property and equipment	34	31
Amortization of intangible assets	20	13
Amortization of deferred debt and financing obligations costs	2	2
Stock-based compensation charges	9	11
Provision for receivables allowances	30	20
Deferred taxes	20	43
Gain on sale of rental equipment	(52)	(14)
Other	3	1
Changes in assets and liabilities:
Receivables	(24)	(83)
Other assets	1	(7)
Accounts payable	(6)	(23)
Accrued liabilities and other long-term liabilities	23	(15)
Net cash provided by operating activities	516	359
Cash flows from investing activities:
Rental equipment expenditures	(703)	(556)
Proceeds from disposal of rental equipment	131	47
Non-rental capital expenditures	(77)	(28)
Proceeds from disposal of property and equipment	6	3
Acquisitions, net of cash acquired	(272)	(317)
Other investing activities	(15)	(23)
Net cash used in investing activities	(930)	(874)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	1,290	873
Repayments on revolving lines of credit and securitization	(719)	(286)
Principal payments under finance lease and financing obligations	(8)	(8)
Dividends paid	(38)	(34)
Net settlement on vesting of equity awards	(25)	(15)
Proceeds from employee stock purchase plan	2	2
Proceeds from exercise of stock options	2	—
Repurchase of common stock	(107)	—
Net cash provided by financing activities	397	532
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net change in cash and cash equivalents during the period	(17)	17
Cash and cash equivalents at beginning of period	54	35
Cash and cash equivalents at end of period	$37	$52

Supplemental disclosure of cash flow information:
Cash paid for interest	$100	$46
Cash paid for income taxes, net	$4	$10
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$47	$7
Non-rental capital expenditures in accounts payable	$2	$18
Disposal of rental equipment in accounts receivable	$18	$—
Supplemental disclosure of non-cash investing and financing activity:
Equipment acquired through finance lease	$4	$7

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Organization and Description of Business

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or "the Company") is one of the leading equipment rental suppliers with 373 locations in North America as of June 30, 2023. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 57 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

The Company's fleet includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction, lighting, trench shoring, and studio and production equipment. The Company's equipment rental business is supported by ProSolutions®, its industry-specific solutions-based services, which includes power generation, climate control, remediation and restoration, and pumps, and its ProContractor professional grade tools.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Recently Issued Accounting Pronouncements

As of June 30, 2023, the Company has implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board ("FASB") that were in effect. There were no new standards or updates during the three and six months ended June 30, 2023 that had a material impact on the condensed consolidated financial statements.

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 91.6% and 91.8% of total revenue for the three and six months ended June 30, 2023, respectively, compared to 91.2% and 91.3% for the same periods in 2022.
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
The following summarizes the applicable accounting guidance for the Company’s revenues for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,
	2023			2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$631	$—	$631	$541	$—	$541
Other rental revenue:
Delivery and pick-up	—	46	46	—	41	41
Other	25	—	25	23	—	23
Total other rental revenues	25	46	71	23	41	64
Total equipment rental	656	46	702	564	41	605
Sales of rental equipment	—	83	83	—	19	19
Sales of new equipment, parts and supplies	—	10	10	—	9	9
Service and other revenues	—	7	7	—	7	7
Total revenues	$656	$146	$802	$564	$76	$640

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Six Months Ended June 30,
	2023			2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$1,221	$—	$1,221	$1,018	$—	$1,018
Other rental revenue:
Delivery and pick-up	—	87	87	—	71	71
Other	48	—	48	43	—	43
Total other rental revenues	48	87	135	43	71	114
Total equipment rental	1,269	87	1,356	1,061	71	1,132
Sales of rental equipment	—	154	154	—	47	47
Sales of new equipment, parts and supplies	—	18	18	—	17	17
Service and other revenues	—	14	14	—	12	12
Total revenues	$1,269	$273	$1,542	$1,061	$147	$1,208

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales of rental equipment	$83	$19	$154	$47
Sales of new equipment	4	2	5	4
Sales of parts and supplies	6	7	13	13
Total	$93	$28	$172	$64

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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $26 million and $9 million as of June 30, 2023 and December 31, 2022, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three and six months ended June 30, 2023 and 2022 that was included in the contract liability balance as of the beginning of each such period.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and six months ended June 30, 2023 and 2022 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2023.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	June 30, 2023	December 31, 2022
Rental equipment	$5,991	$5,408
Less: Accumulated depreciation	(2,034)	(1,923)
Rental equipment, net	$3,957	$3,485

Note 5—Business Combinations

On April 19, 2022, the Company completed the acquisition of Cloverdale Equipment Company ("Cloverdale"). Cloverdale was a full-service general equipment rental company comprising of approximately 120 employees and four locations serving industrial and construction customers with core operations in the metropolitan areas of Detroit and Grand Rapids, Michigan; Cleveland, Ohio; and Pittsburgh, Pennsylvania. The aggregate consideration was approximately $178 million. The acquisition and related fees and expenses were funded through available cash and drawings on the senior secured asset-based revolving credit facility. There have been no material adjustments to the purchase price allocation of Cloverdale during the six months ended June 30, 2023.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Herc	Cloverdale	Total	Herc	Cloverdale	Total
Historic/pro forma total revenues	$640	$4	$644	$1,208	$25	$1,233
Historic/combined pretax income	98	2	100	165	8	173
Pro forma adjustments to consolidated pretax income(a):
Impact of fair value adjustments/useful life changes on depreciation(b)		—	—		2	2
Interest expense(c)		—	—		(1)	(1)
Elimination of historic interest(d)		—	—		1	1
Elimination of merger related costs(e)		—	—		1	1
Pro forma pretax income			$100			$176

(a) Pro forma adjustments during the three months ended June 30, 2022 rounded to zero.
(b) Depreciation of rental equipment was adjusted for the fair value at acquisition and changes in useful lives of equipment acquired.
(c) As discussed above, the Company funded the Cloverdale acquisition primarily using drawings on its senior secured asset-based revolving credit facility. Interest expense was adjusted to reflect interest on such borrowings.
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

The Company completed the acquisitions of three companies totaling six locations including Patriot Rentals & Equipment, LLC, Miami Tool Rental, Inc. and the trench division of Lance Rental Company, LP during the first quarter of 2023 and three companies totaling four locations including Rental Equipment Center, LLC, Advantage Rental, Inc., and Mak Industries, LLC during the second quarter of 2023.

Note 6—Goodwill and Intangible Assets

Goodwill
The following summarizes the Company's goodwill (in millions):

	June 30, 2023	December 31, 2022
Balance at the beginning of the period:
Goodwill	$1,088	$907
Accumulated impairment losses	(669)	(675)
	419	232

Additions	72	190
Currency translation	1	(3)

Balance at the end of the period:
Goodwill	1,163	1,088
Accumulated impairment losses	(671)	(669)
	$492	$419

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Intangible Assets

Intangible assets, net, consisted of the following major classes (in millions):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$234	$(54)	$180
Internally developed software(a)	60	(43)	17
Total	294	(97)	197
Indefinite-lived intangible assets:
Trade name	271	—	271
Total intangible assets, net	$565	$(97)	$468
(a) Includes capitalized costs of $3 million yet to be placed into service.

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$181	$(38)	$143
Internally developed software(a)	57	(39)	18
Total	238	(77)	161
Indefinite-lived intangible assets:
Trade name	270	—	270
Total intangible assets, net	$508	$(77)	$431
(a) Includes capitalized costs of $3 million yet to be placed into service.

Amortization of intangible assets was $11 million and $20 million for the three and six months ended June 30, 2023, respectively, and $7 million and $13 million for the three and six months ended June 30, 2022, respectively.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The components of lease expense consist of the following (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2023	2022	2023	2022
Operating lease cost(a)	Direct operating	$34	$35	$67	$66
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	5	5	11	10
Interest on lease liabilities	Interest expense, net	1	1	1	1
Sublease income	Equipment rental revenue	(16)	(21)	(32)	(39)
Net lease cost		$24	$20	$47	$38

(a) Includes short-term leases of $14 million and $28 million for the three and six months ended June 30, 2023, respectively, and $18 million and $33 million for the three and six months ended June 30, 2022, respectively, and variable lease costs of $1 million and $2 million for the three and six months ended June 30, 2023, respectively, and none and $1 million for the three and six months ended June 30, 2022, respectively.

Note 8—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at June 30, 2023	Weighted Average Stated Interest Rate at June 30, 2023	Fixed or Floating Interest Rate	Maturity	June 30, 2023	December 31, 2022
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200	$1,200
Other Debt
ABL Credit Facility	N/A	6.72%	Floating	2027	1,928	1,340
AR Facility	N/A	5.93%	Floating	2023	320	335
Finance lease liabilities	3.45%	N/A	Fixed	2023-2030	62	64
Unamortized Debt Issuance Costs(a)					(5)	(5)
Total debt					3,505	2,934
Less: Current maturities of long-term debt					(12)	(12)
Long-term debt, net					$3,493	$2,922
(a)    Unamortized debt issuance costs totaling $9 million and $10 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of June 30, 2023 and December 31, 2022, respectively, are included in "Other long-term assets" in the condensed consolidated balance sheets.

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
Borrowing Capacity and Availability
After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of June 30, 2023 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,547	$1,406
AR Facility	15	10
Total	$1,562	$1,416

Letters of Credit
As of June 30, 2023, $25 million of standby letters of credit were issued and outstanding, $1 million of which have been drawn upon. The ABL Credit Facility had $225 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
Note 9—Financing Obligations

In prior years, Herc entered into sale-leaseback transactions pursuant to which it sold 44 properties located in the U.S. and certain service vehicles. The sale of the properties and service vehicles did not qualify for sale-leaseback accounting; therefore, the book value of the assets remain on the Company's consolidated balance sheet.

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at June 30, 2023	Maturities	June 30, 2023	December 31, 2022
Financing obligations	5.30%	2026-2038	$112	$114
Unamortized financing issuance costs			(2)	(2)
Total financing obligations			110	112
Less: Current maturities of financing obligations			(4)	(4)
Financing obligations, net			$106	$108

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 10—Income Taxes

Income tax provision was $27 million for the three months ended June 30, 2023 compared to $25 million in 2022. The increase in provision was driven by the level of pre-tax income, offset primarily by certain non-deductible expenses.

Income tax provision for the six months ended June 30, 2023 was $35 million compared to $34 million in 2022. The provision was driven by the level of pre-tax income, offset primarily by a benefit related to stock-based compensation of $12 million for six months ended June 30, 2023, compared to $8 million for the six months ended June 30, 2022, and certain non-deductible expenses.

Note 11—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the six months ended June 30, 2023 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(25)	$(104)	$(129)
Other comprehensive income before reclassification	—	6	6
Amounts reclassified from accumulated other comprehensive loss	1	—	1
Net current period other comprehensive income	1	6	7
Balance at June 30, 2023	$(24)	$(98)	$(122)

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

Cash Equivalents

Cash equivalents primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company measures the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had $6 million in cash equivalents at June 30, 2023 and December 31, 2022.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of June 30, 2023 and December 31, 2022. The fair value of the Company's 2027 Notes is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	June 30, 2023		December 31, 2022
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200	$1,143	$1,200	$1,119

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

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted earnings per share:
Numerator:
Net income, basic and diluted	$76	$73	$143	$131
Denominator:
Basic weighted average common shares	28.4	29.8	28.7	29.8
Stock options, RSUs and PSUs	0.2	0.5	0.3	0.6
Weighted average shares used to calculate diluted earnings per share	28.6	30.3	29.0	30.4
Earnings per share:
Basic	$2.68	$2.42	$4.98	$4.39
Diluted	$2.66	$2.38	$4.93	$4.30
Antidilutive stock options, RSUs and PSUs	0.2	0.2	0.1	0.1

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Economic Conditions

We actively monitor the impact of the dynamic macroeconomic environment, including increased interest rates, supply chain constraints, and inflation and we manage our business to adjust to such conditions. Interest rates on our debt instruments remain elevated; most notably, the weighted average interest rate on our floating rate debt has increased from 2.56% in the second quarter of 2022 to 6.61% in the current quarter. We monitor our exposure to floating rate debt and reevaluate our capital allocation strategy, as necessary. In response to supply chain disruptions easing, we continue to increase the volume of sales of rental equipment, remaining mindful to the possibility we may experience more severe supply chain disruptions in the future. Although inflation has stabilized, we have experienced and may continue to experience inflationary pressures, a portion of which, such as for fuel and delivery, is passed on to customers. There are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. We cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted by these ongoing economic conditions, however, we believe we are well-positioned to operate effectively through the present environment.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2023	2022	Change	Change	2023	2022	Change	Change
Equipment rental	$702	$605	$97	16%	$1,356	$1,132	$224	20%
Sales of rental equipment	83	19	64	337	154	47	107	228
Sales of new equipment, parts and supplies	10	9	1	11	18	17	1	6
Service and other revenue	7	7	—	—	14	12	2	17
Total revenues	802	640	162	25	1,542	1,208	334	28
Direct operating	282	248	34	14	563	474	89	19
Depreciation of rental equipment	161	130	31	24	313	249	64	26
Cost of sales of rental equipment	56	14	42	300	102	33	69	209
Cost of sales of new equipment, parts and supplies	7	5	2	40	12	10	2	20
Selling, general and administrative	111	97	14	14	217	186	31	17
Non-rental depreciation and amortization	28	23	5	22	54	44	10	23
Interest expense, net	54	25	29	116	102	48	54	113
Other expense (income), net	—	—	—	—	1	(1)	2	200
Income before income taxes	103	98	5	5	178	165	13	8
Income tax provision	(27)	(25)	(2)	8	(35)	(34)	(1)	3
Net income	$76	$73	$3	4%	$143	$131	$12	9%

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

Equipment rental revenue increased $97 million, or 16%, during the second quarter of 2023 due to higher volume of equipment on rent of 17.3% and pricing growth of 7.8% over the same period in the prior year, partially offset by a decline in re-rent revenue and a reduction year-over-year in the studio entertainment business as a result of labor disruption in the film and television industry.

Sales of rental equipment increased $64 million, or 337%, during the second quarter of 2023 when compared to the second quarter of 2022 as we continue to increase the volume of sales in line with our fleet rotation planning to improve the equipment mix and manage fleet age. The margin on sales of rental equipment was 33% in 2023 compared to 26% in 2022. The increase in margin on sale of rental equipment in 2023 was due to a larger proportion of overall volume of sales through higher margin sales channels and continued strength in the market for used equipment.

Direct operating expenses in the second quarter of 2023 increased $34 million, or 14%, when compared to the second quarter of 2022 primarily related to increases in (i) personnel-related expenses of $21 million resulting from increased headcount in support of growth initiatives, (ii) fleet related expenses, including maintenance expense of $10 million related to our increased fleet size and higher volume in 2023, and (iii) facilities expense of $6 million as we have added more locations through acquisitions and opening greenfield locations. These increases were partially offset by a decrease in re-rent expense of $4 million due to the corresponding decrease in re-rent revenue.

Depreciation of rental equipment increased $31 million, or 24%, during the second quarter of 2023 when compared to the second quarter of 2022 due to the increase in average fleet size. Non-rental depreciation and amortization increased $5 million, or 22%, primarily due to amortization of intangible assets related to acquisitions.

Selling, general and administrative expenses increased $14 million, or 14%, in the second quarter of 2023 when compared to the second quarter of 2022. The increase was primarily due to credit and collections expense of $6 million, general payroll and benefits of $3 million and selling expense, including commissions and other variable compensation increases, of $2 million.

Interest expense, net increased $29 million, or 116%, during the second quarter of 2023 when compared with the second quarter of 2022 due to higher interest rates on floating rate debt and increased borrowings on the ABL Credit Facility primarily to fund acquisition growth.

Income tax provision was $27 million during the second quarter of 2023 compared to $25 million in 2022. The provision in each period was driven by the level of pre-tax income, offset primarily by certain non-deductible expenses.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

Equipment rental revenue increased $224 million, or 20%, during the first half of 2023 primarily due to higher volume of equipment on rent of 20.0% and pricing growth of 7.4% over the same period in the prior year, partially offset by a decline in re-rent revenue and a reduction year-over-year in the studio entertainment business as a result of labor disruption in the film and television industry.

Sales of rental equipment increased $107 million, or 228%, during the first half of 2023 when compared to the first half of 2022 as we continue to increase the volume of sales in line with our fleet rotation planning to improve the equipment mix and manage fleet age. The margin on sales of rental equipment was 34% in 2023 compared to 30% in 2022. The increase in margin on sale of rental equipment in 2023 was due to a larger proportion of overall volume of sales through higher margin sales channels and continued strength in the market for used equipment.

Direct operating expenses in the first half of 2023 increased $89 million, or 19%, when compared to the first half of 2022 primarily related to increases in (i) personnel-related expenses of $49 million primarily resulting from increased headcount in support of growth initiatives, (ii) fleet related expenses including fuel and maintenance expense of $26 million related to our increased fleet size and higher volume in 2023, and (iii) facilities expense of $11 million as we have added more locations through acquisitions and opening greenfield locations.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation of rental equipment increased $64 million, or 26%, during the first half of 2023 when compared to the first half of 2022 due to the increase in average fleet size. Non-rental depreciation and amortization increased $10 million, or 23%, primarily due to amortization of intangible assets related to acquisitions.

Selling, general and administrative expenses increased $31 million, or 17%, in the first half of 2023 when compared to the first half of 2022. The increase was primarily due to credit and collections expense of $10 million, selling expense, including commissions and other variable compensation increases, of $9 million, and general payroll and benefits of $4 million.

Interest expense, net increased $54 million, or 113%, during the first half of 2023 when compared with the first half of 2022 due to higher interest rates on floating rate debt and increased borrowings on the ABL Credit Facility primarily to fund acquisition growth.

Income tax provision was $35 million during the first half of 2023 compared to $34 million in 2022. The provision in each period was driven by the level of pre-tax income, offset primarily by a benefit related to stock-based compensation of $12 million and $8 million, respectively, and certain non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of liquidity include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, funding acquisitions, payment of dividends, and share repurchases. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of June 30, 2023, we had approximately $3.5 billion of total nominal indebtedness outstanding.

Our liquidity as of June 30, 2023 consisted of cash and cash equivalents of $37 million and unused commitments of approximately $1.4 billion under our ABL Credit Facility and AR Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Six Months Ended June 30,
	2023	2022	$ Change
Cash provided by (used in):
Operating activities	$516	$359	$157
Investing activities	(930)	(874)	(56)
Financing activities	397	532	(135)
Effect of exchange rate changes	—	—	—
Net change in cash and cash equivalents	$(17)	$17	$(34)

Operating Activities

During the six months ended June 30, 2023, we generated $157 million more cash from operating activities compared with the same period in 2022. The increase was related to improved operating results primarily resulting from higher revenues coupled

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

with improved operating leverage on costs, collection of receivables and the timing of payments on accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities increased $56 million during the six months ended June 30, 2023 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment, non-rental capital expenditures and acquisitions. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below. Additionally, we closed on six acquisitions during the six months ended June 30, 2023 for a net cash outflow of $272 million.

Financing Activities

Cash provided by financing activities decreased $135 million during the six months ended June 30, 2023 when compared with the prior-year period. Financing activities primarily represents our changes in debt, which included net borrowings of $571 million on our revolving lines of credit and securitization, which were used primarily to fund acquisitions and invest in rental equipment during the period. Net borrowings in the prior year period were $587 million.

In accordance with our Share Repurchase Program, we may from time to time repurchase shares in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We repurchased approximately 990,000 shares for approximately $107 million during 2023 in accordance with our overall capital allocation strategy and as of June 30, 2023, $174 million remains available for repurchases.

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

	Six Months Ended June 30,
	2023	2022
Rental equipment expenditures	$703	$556
Disposals of rental equipment	(131)	(47)
Net rental equipment expenditures	$572	$509
Net capital expenditures for rental equipment increased $63 million during the six months ended June 30, 2023 compared to the same period in 2022 as we optimize our fleet by continuing to invest in high growth markets as part of our long-term capital expenditure plans. Disposals have increased in the current year to maintain an appropriate mix of fleet and manage fleet age, while ensuring we have sufficient capacity of equipment to meet customer demand in light of the continuing constraints in the equipment market.
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

As of June 30, 2023, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,547	$1,406
AR Facility	15	10
Total	$1,562	$1,416

As of June 30, 2023, $25 million of standby letters of credit were issued and outstanding, $1 million of which has been drawn upon. The ABL Credit Facility had $225 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our 2027 Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of June 30, 2023, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

At June 30, 2023, Herc Holdings' balance sheet was substantially identical to that of Herc, with the exception of the debt held by Herc Holdings (2027 Notes and ABL Credit Facility) and certain components of shareholders equity. For the three and six months ended June 30, 2023 and 2022, the statements of operations of Herc Holdings and Herc were identical with the exception of interest expense on the debt held at Herc Holdings that is not reflected in the statement of operations of Herc.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Dividends

On May 12, 2023, we declared a quarterly dividend of $0.6325 per share to record holders as of May 26, 2023, with payment date of June 9, 2023. The declaration of dividends on our common stock is discretionary and will be determined by our board of directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors. The amounts available to pay cash dividends are restricted by our debt agreements.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of June 30, 2023, there have been no material changes to our indemnification obligations as disclosed in Note 17, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2022. For further information, see the discussion on indemnification obligations included in Note 12, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

As of June 30, 2023, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about our repurchases of our common stock during the second quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program
April 1, 2023 to April 30, 2023	315,771	$105.14	315,771
May 1, 2023 to May 31, 2023	182,920	103.06	182,920
June 1, 2023 to June 30, 2023	25,813	106.45	25,813
Total	524,504	$104.48	524,504	$174,252,799

ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined under Item 408(b) of Regulation S-K.

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

3.2
Amended and Restated By-Laws of Herc Holdings Inc., effective May 11, 2023 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Herc Holdings Inc. (File No. 001-33139), as filed on May 15, 2023.)

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

Date:	July 25, 2023	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK HUMPHREY
Mark Humphrey Senior Vice President and Chief Financial Officer