Form 10-Q
period 2023-09-30
HERC HOLDINGS INC
filed 2023-10-24
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 20, 2023, there were 28,267,711 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2023 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our business plans and strategy, projected profitability, performance or cash flows, future capital expenditures, our growth strategy, including our ability to grow organically and through M&A, anticipated financing needs, business trends, our capital allocation strategy, liquidity and capital management and other information that is not historical information. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

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

PART I—FINANCIAL INFORMATION

ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Cash and cash equivalents	$71	$54
Receivables, net of allowances of $21 and $18, respectively	595	523
Other current assets	63	67
Total current assets	729	644
Rental equipment, net	3,990	3,485
Property and equipment, net	473	392
Right-of-use lease assets	670	552
Intangible assets, net	468	431
Goodwill	508	419
Other long-term assets	55	34
Total assets	$6,893	$5,957
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$18	$16
Current maturities of operating lease liabilities	43	42
Accounts payable	247	318
Accrued liabilities	230	228
Total current liabilities	538	604
Long-term debt, net	3,665	2,922
Financing obligations, net	105	108
Operating lease liabilities	648	528
Deferred tax liabilities	693	647
Other long term liabilities	45	40
Total liabilities	5,694	4,849
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 33.1 and 32.7 shares issued and 28.3 and 28.9 shares outstanding	—	—
Additional paid-in capital	1,816	1,820
Retained earnings	425	224
Accumulated other comprehensive loss	(128)	(129)
Treasury stock, at cost, 4.8 shares and 3.8 shares	(914)	(807)
Total equity	1,199	1,108
Total liabilities and equity	$6,893	$5,957

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Equipment rental	$765	$706	$2,121	$1,838
Sales of rental equipment	124	21	278	68
Sales of new equipment, parts and supplies	11	10	29	27
Service and other revenue	8	8	22	20
Total revenues	908	745	2,450	1,953
Expenses:
Direct operating	288	278	851	752
Depreciation of rental equipment	167	140	480	389
Cost of sales of rental equipment	99	16	201	49
Cost of sales of new equipment, parts and supplies	7	6	19	16
Selling, general and administrative	115	112	332	298
Non-rental depreciation and amortization	29	25	83	69
Interest expense, net	60	33	162	81
Other expense (income), net	(3)	—	(2)	(1)
Total expenses	762	610	2,126	1,653
Income before income taxes	146	135	324	300
Income tax provision	(33)	(34)	(68)	(68)
Net income	$113	$101	$256	$232
Weighted average shares outstanding:
Basic	28.3	29.7	28.5	29.8
Diluted	28.5	30.2	28.8	30.3
Earnings per share:
Basic	$3.99	$3.41	$8.98	$7.79
Diluted	$3.96	$3.36	$8.89	$7.66

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$113	$101	$256	$232
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	(16)	—	(21)
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	—	—	1	1
Income tax provision related to defined benefit pension plans	—	—	—	(1)
Total other comprehensive income (loss)	(6)	(16)	1	(21)
Total comprehensive income	$107	$85	$257	$211

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2022	28.9	$—	$1,820	$224	$(129)	$(807)	$1,108
Net income	—	—	—	67	—	—	67
Other comprehensive income	—	—	—	—	2	—	2
Stock-based compensation charges	—	—	4	—	—	—	4
Dividends declared, $0.6325 per share	—	—	—	(19)	—	—	(19)
Net settlement on vesting of equity awards	0.3	—	(25)	—	—	—	(25)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	—	—	1	—	—	—	1
Repurchase of common stock	(0.4)	—	—	—	—	(52)	(52)
Balance at March 31, 2023	28.8	—	1,801	272	(127)	(859)	1,087
Net income	—	—	—	76	—	—	76
Other comprehensive income	—	—	—	—	5	—	5
Stock-based compensation charges	—	—	5	—	—	—	5
Dividends declared, $0.6325 per share	—	—	—	(18)	—	—	(18)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	—	—	1	—	—	—	1
Repurchase of common stock	(0.5)	—	—	—	—	(55)	(55)
Balance at June 30, 2023	28.3	—	1,808	330	(122)	(914)	1,102
Net income	—	—	—	113	—	—	113
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Stock-based compensation charges	—	—	6	—	—	—	6
Dividends declared, $0.6325 per share	—	—	—	(18)	—	—	(18)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	—	—	1	—	—	—	1
Balance at September 30, 2023	28.3	$—	$1,816	$425	$(128)	$(914)	$1,199
The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2021	29.7	$—	$1,822	$(53)	$(100)	$(692)	$977
Net income	—	—	—	58	—	—	58
Other comprehensive income	—	—	—	—	2	—	2
Stock-based compensation charges	—	—	6	—	—	—	6
Dividends declared, $0.575 per share	—	—	(18)	—	—	—	(18)
Net settlement on vesting of equity awards	0.2	—	(15)	—	—	—	(15)
Employee stock purchase plan	—	—	1	—	—	—	1
Balance at March 31, 2022	29.9	—	1,796	5	(98)	(692)	1,011
Net income	—	—	—	73	—	—	73
Other comprehensive loss	—	—	—	—	(7)	—	(7)
Stock-based compensation charges	—	—	5	—	—	—	5
Dividends declared, $0.575 per share	—	—	—	(18)	—	—	(18)
Employee stock purchase plan	—	—	1	—	—	—	1
Balance at June 30, 2022	29.9	—	1,802	60	(105)	(692)	1,065
Net income	—	—	—	101	—	—	101
Other comprehensive loss	—	—	—	—	(16)	—	(16)
Stock-based compensation charges	—	—	9	—	—	—	9
Dividends declared, $0.575 per share	—	—	—	(18)	—	—	(18)
Employee stock purchase plan	—	—	1	—	—	—	1
Repurchase of common stock	(0.5)	—	—	—	—	(59)	(59)
Balance at September 30, 2022	29.4	$—	$1,812	$143	$(121)	$(751)	$1,083
The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$256	$232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of rental equipment	480	389
Depreciation of property and equipment	53	47
Amortization of intangible assets	30	22
Amortization of deferred debt and financing obligations costs	3	3
Stock-based compensation charges	15	20
Provision for receivables allowances	49	34
Deferred taxes	41	78
Gain on sale of rental equipment	(77)	(19)
Other	1	2
Changes in assets and liabilities:
Receivables	(79)	(156)
Other assets	(3)	(10)
Accounts payable	10	(2)
Accrued liabilities and other long-term liabilities	17	(17)
Net cash provided by operating activities	796	623
Cash flows from investing activities:
Rental equipment expenditures	(1,100)	(841)
Proceeds from disposal of rental equipment	231	67
Non-rental capital expenditures	(119)	(82)
Proceeds from disposal of property and equipment	11	4
Acquisitions, net of cash acquired	(332)	(441)
Other investing activities	(15)	(23)
Net cash used in investing activities	(1,324)	(1,316)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	1,755	2,080
Repayments on revolving lines of credit and securitization	(1,016)	(1,228)
Principal payments under finance lease and financing obligations	(12)	(12)
Payment of debt financing costs	—	(8)
Dividends paid	(56)	(51)
Net settlement on vesting of equity awards	(25)	(15)
Proceeds from employee stock purchase plan	3	3
Proceeds from exercise of stock options	3	—
Repurchase of common stock	(107)	(53)
Net cash provided by financing activities	545	716
Effect of foreign exchange rate changes on cash and cash equivalents	—	(1)
Net change in cash and cash equivalents during the period	17	22
Cash and cash equivalents at beginning of period	54	35
Cash and cash equivalents at end of period	$71	$57

Supplemental disclosure of cash flow information:
Cash paid for interest	$175	$92
Cash paid for income taxes, net	$21	$16
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$—	$39
Non-rental capital expenditures in accounts payable	$—	$6
Supplemental disclosure of non-cash investing and financing activity:
Equipment acquired through finance lease	$15	$13

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Organization and Description of Business

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or "the Company") is one of the leading equipment rental suppliers with 379 locations in North America as of September 30, 2023. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 58 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Recently Issued Accounting Pronouncements

As of September 30, 2023, the Company has implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board ("FASB") that were in effect. There were no new standards or updates during the three and nine months ended September 30, 2023 that had a material impact on the condensed consolidated financial statements.

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 92.2% and 91.9% of total revenue for the three and nine months ended September 30, 2023, respectively, compared to 92.5% and 91.8% for the same periods in 2022.
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
The following summarizes the applicable accounting guidance for the Company’s revenues for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,
	2023			2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$684	$—	$684	$628	$—	$628
Other rental revenue:
Delivery and pick-up	—	52	52	—	50	50
Other	29	—	29	28	—	28
Total other rental revenues	29	52	81	28	50	78
Total equipment rental	713	52	765	656	50	706
Sales of rental equipment	—	124	124	—	21	21
Sales of new equipment, parts and supplies	—	11	11	—	10	10
Service and other revenues	—	8	8	—	8	8
Total revenues	$713	$195	$908	$656	$89	$745

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Nine Months Ended September 30,
	2023			2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$1,905	$—	$1,905	$1,646	$—	$1,646
Other rental revenue:
Delivery and pick-up	—	139	139	—	121	121
Other	77	—	77	71	—	71
Total other rental revenues	77	139	216	71	121	192
Total equipment rental	1,982	139	2,121	1,717	121	1,838
Sales of rental equipment	—	278	278	—	68	68
Sales of new equipment, parts and supplies	—	29	29	—	27	27
Service and other revenues	—	22	22	—	20	20
Total revenues	$1,982	$468	$2,450	$1,717	$236	$1,953

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales of rental equipment	$124	$21	$278	$68
Sales of new equipment	5	2	10	6
Sales of parts and supplies	6	8	19	21
Total	$135	$31	$307	$95

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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $43 million and $9 million as of September 30, 2023 and December 31, 2022, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three and nine months ended September 30, 2023 and 2022 that was included in the contract liability balance as of the beginning of each such period.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and nine months ended September 30, 2023 and 2022 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2023.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	September 30, 2023	December 31, 2022
Rental equipment	$5,996	$5,408
Less: Accumulated depreciation	(2,006)	(1,923)
Rental equipment, net	$3,990	$3,485

Note 5—Goodwill and Intangible Assets

Goodwill
The following summarizes the Company's goodwill (in millions):

	September 30, 2023	December 31, 2022
Balance at the beginning of the period:
Goodwill	$1,088	$907
Accumulated impairment losses	(669)	(675)
	419	232

Additions	89	190
Currency translation	—	(3)

Balance at the end of the period:
Goodwill	1,177	1,088
Accumulated impairment losses	(669)	(669)
	$508	$419

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Intangible Assets

Intangible assets, net, consisted of the following major classes (in millions):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$242	$(62)	$180
Internally developed software(a)	63	(45)	18
Total	305	(107)	198
Indefinite-lived intangible assets:
Trade name	270	—	270
Total intangible assets, net	$575	$(107)	$468
(a) Includes capitalized costs of $4 million yet to be placed into service.

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$181	$(38)	$143
Internally developed software(a)	57	(39)	18
Total	238	(77)	161
Indefinite-lived intangible assets:
Trade name	270	—	270
Total intangible assets, net	$508	$(77)	$431
(a) Includes capitalized costs of $3 million yet to be placed into service.

Amortization of intangible assets was $10 million and $30 million for the three and nine months ended September 30, 2023, respectively, and $9 million and $22 million for the three and nine months ended September 30, 2022, respectively.

Note 6—Leases

The Company leases real estate, office equipment and service vehicles. The Company's leases have remaining lease terms of up to 20 years, some of which include options to extend the leases for up to 20 years. The Company determines the lease term used to record each lease by including the initial lease term and, in the case where there are options to extend, will include the option to extend if it has determined that it is reasonably certain that the Company would exercise those options.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The components of lease expense consist of the following (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2023	2022	2023	2022
Operating lease cost(a)	Direct operating	$32	$37	$99	$103
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	6	6	17	16
Interest on lease liabilities	Interest expense, net	—	—	1	1
Sublease income	Equipment rental revenue	(13)	(23)	(45)	(62)
Net lease cost		$25	$20	$72	$58

(a) Includes short-term leases of $11 million and $39 million for the three and nine months ended September 30, 2023, respectively, and $18 million and $51 million for the three and nine months ended September 30, 2022, respectively, and variable lease costs of $1 million and $3 million for the three and nine months ended September 30, 2023, respectively, and $1 million and $2 million for the three and nine months ended September 30, 2022, respectively.

Note 7—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at September 30, 2023	Weighted Average Stated Interest Rate at September 30, 2023	Fixed or Floating Interest Rate	Maturity	September 30, 2023	December 31, 2022
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200	$1,200
Other Debt
ABL Credit Facility	N/A	6.92%	Floating	2027	2,069	1,340
AR Facility	N/A	6.15%	Floating	2024	345	335
Finance lease liabilities	3.77%	N/A	Fixed	2023-2030	70	64
Unamortized Debt Issuance Costs(a)					(5)	(5)
Total debt					3,679	2,934
Less: Current maturities of long-term debt					(14)	(12)
Long-term debt, net					$3,665	$2,922
(a)    Unamortized debt issuance costs totaling $9 million and $10 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of September 30, 2023 and December 31, 2022, respectively, are included in "Other long-term assets" in the condensed consolidated balance sheets.

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

Accounts Receivable Securitization Facility
The accounts receivable securitization facility (the "AR Facility") was amended in August 2023 to extend the maturity date to August 31, 2024 and increase the aggregate commitments from $335 million to $370 million. In connection with the AR Facility, Herc sells its accounts receivables on an ongoing basis to Herc Receivables U.S. LLC, a wholly-owned special-purpose entity (the "SPE"). The SPE's sole business consists of the purchase by the SPE of accounts receivable from Herc and borrowing by the SPE against the eligible accounts receivable from the lenders under the facility. The borrowings are secured by liens on the accounts receivable and other assets of the SPE. Collections on the accounts receivable are used to service the borrowings. The SPE is a separate legal entity that is consolidated in the Company's financial statements. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Herc is the servicer of the accounts receivable under the AR Facility. All of the obligations of the servicer and certain indemnification obligations of the SPE under the agreements governing the AR Facility are guaranteed by Herc pursuant to a performance guarantee. The AR Facility is excluded from current maturities of long-term debt as the Company has the intent and ability to fund the AR Facility's borrowings on a long-term basis either by further extending the maturity date of the AR Facility or by utilizing the capacity available at the balance sheet date under the ABL Credit Facility.
Borrowing Capacity and Availability
After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of September 30, 2023 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,404	$1,404
AR Facility	25	25
Total	$1,429	$1,429

Letters of Credit
As of September 30, 2023, $27 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $223 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
Note 8—Financing Obligations

In prior years, Herc entered into sale-leaseback transactions pursuant to which it sold 44 properties located in the U.S. and certain service vehicles. The sale of the properties and service vehicles did not qualify for sale-leaseback accounting; therefore, the book value of the assets remain on the Company's consolidated balance sheet.

The Company's financing obligations consist of the following (in millions):

	Weighted Average Effective Interest Rate at September 30, 2023	Maturities	September 30, 2023	December 31, 2022
Financing obligations	5.30%	2026-2038	$111	$114
Unamortized financing issuance costs			(2)	(2)
Total financing obligations			109	112
Less: Current maturities of financing obligations			(4)	(4)
Financing obligations, net			$105	$108

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 9—Income Taxes

Income tax provision was $33 million, with an effective tax rate of 23%, for the three months ended September 30, 2023 compared to $34 million and 25% in 2022. The rate decrease was driven by certain non-deductible expenses and return to provision adjustments during 2023.

Income tax provision for the nine months ended September 30, 2023 and 2022 was $68 million. The effective tax rate during 2023 was 21% compared to 23% in 2022. The rate decrease was driven by a benefit related to stock-based compensation of $12 million for the nine months ended September 30, 2023, compared to $8 million for the nine months ended September 30, 2022, certain non-deductible expenses and return to provision adjustments.

Note 10—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the nine months ended September 30, 2023 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(25)	$(104)	$(129)
Amounts reclassified from accumulated other comprehensive loss	1	—	1
Net current period other comprehensive income	1	—	1
Balance at September 30, 2023	$(24)	$(104)	$(128)

Note 11—Commitments and Contingencies

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

    The Spin-Off

In connection with the Spin-Off, pursuant to the separation and distribution agreement (agreements and defined terms are discussed in Note 15, "Arrangements with New Hertz"), the Company has assumed the liability for, and control of, all pending and threatened legal matters related to its equipment rental business and related assets, as well as assumed or retained liabilities, and will indemnify New Hertz for any liability arising out of or resulting from such assumed legal matters. The separation and distribution agreement also provides for certain liabilities to be shared by the parties. The Company is responsible for a portion of these shared liabilities (typically 15%), as set forth in that agreement. New Hertz is responsible for managing the settlement or other disposition of such shared liabilities. Pursuant to the tax matters agreement, the Company has agreed to indemnify New Hertz for any resulting taxes and related losses if the Company takes or fails to take any action (or permits any of its affiliates to take or fail to take any action) that causes the Spin-Off and related transactions to be taxable, or if there is an acquisition of the equity securities or assets of the Company or of any member of the Company’s group that causes the Spin-Off and related transactions to be taxable.

Note 12—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of cash, accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

Cash Equivalents

Cash equivalents primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company measures the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had $31 million in cash equivalents at September 30, 2023 and $6 million at December 31, 2022.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of September 30, 2023 and December 31, 2022. The fair value of the Company's 2027 Notes is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	September 30, 2023		December 31, 2022
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200	$1,131	$1,200	$1,119

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

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and diluted earnings per share:
Numerator:
Net income, basic and diluted	$113	$101	$256	$232
Denominator:
Basic weighted average common shares	28.3	29.7	28.5	29.8
Stock options, RSUs and PSUs	0.2	0.5	0.3	0.5
Weighted average shares used to calculate diluted earnings per share	28.5	30.2	28.8	30.3
Earnings per share:
Basic	$3.99	$3.41	$8.98	$7.79
Diluted	$3.96	$3.36	$8.89	$7.66
Antidilutive stock options, RSUs and PSUs	—	0.1	0.1	0.1

Note 14—Related Party Transactions

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

Note 16—Subsequent Event

On October 13, 2023, management committed to a plan to explore strategic alternatives, including, but not limited to, the sale of its Cinelease studio entertainment and lighting and grip equipment rental business (“Cinelease”). The Company will reclassify the related assets and liabilities of Cinelease as held-for-sale during the fourth quarter of 2023 as the criteria for such presentation included in ASC Topic 360, “Property, Plant and Equipment” have been met. The potential disposition of Cinelease is not considered a strategic shift that will have a major effect on the Company’s consolidated results of operations, and therefore is not considered to be discontinued operations.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Economic Conditions

Despite continued economic uncertainty, rising interest rates, supply chain constraints, labor disruptions, and inflation, the equipment rental industry remains resilient, as demonstrated by the increase in volume in the current quarter. We actively monitor the impact of the dynamic macroeconomic environment and manage our business to adjust to such conditions. Interest rates on our debt instruments remain elevated; most notably, the weighted average interest rate on our floating rate debt has increased from 4.14% in the third quarter of 2022 to 6.81% in the current quarter. We monitor our exposure to floating rate debt and reevaluate our capital allocation strategy, as necessary. In response to supply chain disruptions easing in certain categories of equipment, we continue to increase the volume of sales of rental equipment, remaining mindful to the possibility we may experience more severe supply chain disruptions in the future. There have been labor disruptions in the film and television industry as a result of contract disputes and while some have been resolved, others remain outstanding. Our studio entertainment business will continue to be negatively impacted until the remaining contracts can be successfully negotiated, the timing of which is uncertain. Although inflation appears to have stabilized, we have experienced and expect to continue to experience inflationary pressures, a portion of which, such as for fuel and delivery, is passed on to customers. There are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. We cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted by these ongoing economic conditions, however, we believe we are well-positioned to operate effectively through the present environment.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2023	2022	Change	Change	2023	2022	Change	Change
Equipment rental	$765	$706	$59	8%	$2,121	$1,838	$283	15%
Sales of rental equipment	124	21	103	490	278	68	210	309
Sales of new equipment, parts and supplies	11	10	1	10	29	27	2	7
Service and other revenue	8	8	—	—	22	20	2	10
Total revenues	908	745	163	22	2,450	1,953	497	25
Direct operating	288	278	10	4	851	752	99	13
Depreciation of rental equipment	167	140	27	19	480	389	91	23
Cost of sales of rental equipment	99	16	83	519	201	49	152	310
Cost of sales of new equipment, parts and supplies	7	6	1	17	19	16	3	19
Selling, general and administrative	115	112	3	3	332	298	34	11
Non-rental depreciation and amortization	29	25	4	16	83	69	14	20
Interest expense, net	60	33	27	82	162	81	81	100
Other expense (income), net	(3)	—	(3)	100	(2)	(1)	(1)	100
Income before income taxes	146	135	11	8	324	300	24	8
Income tax provision	(33)	(34)	1	(3)	(68)	(68)	—	—
Net income	$113	$101	$12	12%	$256	$232	$24	10%

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

Equipment rental revenue increased $59 million, or 8%, during the third quarter of 2023 due to higher volume of equipment on rent of 11.5% and pricing growth of 6.9% over the same period in the prior year, partially offset by a decline in re-rent revenue and a reduction year-over-year in the studio entertainment business as a result of labor disruption in the film and television industry.

Sales of rental equipment increased $103 million, or 490%, during the third quarter of 2023 when compared to the third quarter of 2022. As supply chain disruptions have begun to ease in certain categories of equipment, we have increased the volume of sales in line with our fleet rotation planning to improve the equipment mix and manage fleet age. The margin on sales of rental equipment was 20% in 2023 compared to 24% in 2022. The decrease in margin on sale of rental equipment in 2023 was primarily due to a higher proportion of sales through the lower margin auction channel.

Direct operating expenses in the third quarter of 2023 increased $10 million, or 4%, when compared to the third quarter of 2022. Direct operating expenses were 37.6% of equipment rental revenue in 2023, compared to 39.4% in the prior-year period, reflecting better cost performance and fixed cost absorption on higher revenue despite increases in (i) personnel-related expenses of $10 million resulting from increased headcount in support of growth initiatives, (ii) facilities expense of $5 million as we have added more locations through acquisitions and opening greenfield locations and (iii) maintenance expense of $2 million related to our increased fleet size in 2023. These increases were partially offset by a decrease in re-rent expense of $8 million due to the corresponding decrease in re-rent revenue and fuel expense of $6 million due to lower average fuel prices in the third quarter of 2023.

Depreciation of rental equipment increased $27 million, or 19%, during the third quarter of 2023 when compared to the third quarter of 2022 due to an increase in average fleet size. Non-rental depreciation and amortization increased $4 million, or 16%, primarily due to amortization of intangible assets related to acquisitions.

Selling, general and administrative expenses increased $3 million, or 3%, in the third quarter of 2023 when compared to the third quarter of 2022. The increase was primarily due to increases in credit and collections expense of $5 million and selling expenses, including commissions and other variable compensation, of $3 million, partially offset by a $3 million reduction in stock based compensation expense. Selling, general and administrative expenses were 15.0% of equipment rental revenue in 2023 compared to 15.9% in the prior-year period due to continued focus on improving operating leverage while expanding revenues.

Interest expense, net increased $27 million, or 82%, during the third quarter of 2023 when compared with the third quarter of 2022 due to higher interest rates on floating rate debt and increased borrowings on the ABL Credit Facility primarily to fund acquisition growth and invest in rental equipment.

Income tax provision was $33 million, with an effective tax rate of 23%, during the third quarter of 2023 compared to $34 million and 25% in 2022. The rate decrease was driven by certain non-deductible expenses and return to provision adjustments during 2023.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

Equipment rental revenue increased $283 million, or 15%, during the nine months ended of 2023 primarily due to higher volume of equipment on rent of 16.8% and pricing growth of 7.2% over the same period in the prior year, partially offset by a decline in re-rent revenue and a reduction year-over-year in the studio entertainment business as a result of labor disruption in the film and television industry.

Sales of rental equipment increased $210 million, or 309%, during the nine months ended of 2023 when compared to the nine months ended of 2022. As supply chain disruptions have begun to ease in certain categories of equipment, we have increased the volume of sales in line with our fleet rotation planning to improve the equipment mix and manage fleet age. The margin on sales of rental equipment was 28% in both periods.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Direct operating expenses in the nine months ended of 2023 increased $99 million, or 13%, when compared to the nine months ended of 2022. Direct operating expenses were 40.1% of equipment rental revenue in 2023, compared to 40.9% in the prior-year period, reflecting better cost performance and fixed cost absorption on higher revenue despite increases in (i) personnel-related expenses of $58 million primarily resulting from increased headcount in support of growth initiatives, (ii) maintenance expense of $22 million related to our increased fleet size in 2023, and (iii) facilities expense of $16 million as we have added more locations through acquisitions and opening greenfield locations.

Depreciation of rental equipment increased $91 million, or 23%, during the nine months ended of 2023 when compared to the nine months ended of 2022 due to an increase in average fleet size. Non-rental depreciation and amortization increased $14 million, or 20%, primarily due to amortization of intangible assets related to acquisitions.

Selling, general and administrative expenses increased $34 million, or 11%, in the nine months ended of 2023 when compared to the nine months ended of 2022. The increase was primarily due to credit and collections expense of $16 million and selling expense, including commission and other variable compensation, of $12 million. Selling, general and administrative expenses were 15.7% of equipment rental revenue compared to 16.2% in the prior-year period due to continued focus on improving operating leverage while expanding revenues.

Interest expense, net increased $81 million, or 100%, during the nine months ended of 2023 when compared with the nine months ended of 2022 due to higher interest rates on floating rate debt and increased borrowings on the ABL Credit Facility primarily to fund acquisition growth and invest in rental equipment.

Income tax provision was $68 million during the nine months ended of 2023 and 2022. The effective tax rate during 2023 was 21% compared to 23% in 2022. The rate decrease was driven by a benefit related to stock-based compensation of $12 million and $8 million, respectively, certain non-deductible expenses, and return to provision adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of liquidity include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, funding acquisitions, payment of dividends, and share repurchases. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of September 30, 2023, we had approximately $3.7 billion of total nominal indebtedness outstanding.

Our liquidity as of September 30, 2023 consisted of cash and cash equivalents of $71 million and unused commitments of approximately $1.4 billion under our ABL Credit Facility and AR Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Nine Months Ended September 30,
	2023	2022	$ Change
Cash provided by (used in):
Operating activities	$796	$623	$173
Investing activities	(1,324)	(1,316)	(8)
Financing activities	545	716	(171)
Effect of exchange rate changes	—	(1)	1
Net change in cash and cash equivalents	$17	$22	$(5)

Operating Activities

During the nine months ended September 30, 2023, we generated $173 million more cash from operating activities compared with the same period in 2022. The increase was related to improved operating results primarily resulting from higher revenues coupled with improved operating leverage on costs, collection of receivables and the timing of payments on accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities increased $8 million during the nine months ended September 30, 2023 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment, non-rental capital expenditures and acquisitions. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below. Additionally, we closed on eight acquisitions during the nine months ended September 30, 2023 for a net cash outflow of $332 million.

Financing Activities

Cash provided by financing activities decreased $171 million during the nine months ended September 30, 2023 when compared with the prior-year period. Financing activities primarily represents our changes in debt, which included net borrowings of $739 million on our revolving lines of credit and securitization, which were used primarily to fund acquisitions and invest in rental equipment during the period. Net borrowings in the prior year period were $852 million.

In accordance with our Share Repurchase Program, we may from time to time repurchase shares in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We repurchased approximately 990,000 shares for approximately $107 million during 2023 in accordance with our overall capital allocation strategy and as of September 30, 2023, $174 million remains available for repurchases.

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

	Nine Months Ended September 30,
	2023	2022
Rental equipment expenditures	$1,100	$841
Disposals of rental equipment	(231)	(67)
Net rental equipment expenditures	$869	$774
Net capital expenditures for rental equipment increased $95 million during the nine months ended September 30, 2023 compared to the same period in 2022 as we optimize our fleet by continuing to invest in high growth markets as part of our long-term capital expenditure plans. Disposals have increased in the current year to maintain an appropriate mix of fleet and manage fleet age, while ensuring we have sufficient capacity of equipment to meet customer demand in light of the continuing supply chain constraints in certain equipment categories.
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

In connection with the AR Facility, we sell accounts receivable on an ongoing basis to a wholly-owned special-purpose entity (the "SPE"). The accounts receivable and other assets of the SPE are encumbered in favor of the lenders under our AR Facility. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Substantially all of the remaining assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our ABL Credit Facility. None of such assets are available to satisfy the claims of our general creditors. See Note 11, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2022, and Note 7, "Debt" included in Part I, Item 1 "Financial Statements" of this Report for more information.

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

As of September 30, 2023, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,404	$1,404
AR Facility	25	25
Total	$1,429	$1,429

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of September 30, 2023, $27 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $223 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our 2027 Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of September 30, 2023, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

At September 30, 2023, Herc Holdings' balance sheet was substantially identical to that of Herc, with the exception of the debt held by Herc Holdings (2027 Notes and ABL Credit Facility) and certain components of shareholders equity. For the three and nine months ended September 30, 2023 and 2022, the statements of operations of Herc Holdings and Herc were identical with the exception of interest expense on the debt held at Herc Holdings that is not reflected in the statement of operations of Herc.

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

Dividends

On August 4, 2023, we declared a quarterly dividend of $0.6325 per share to record holders as of August 18, 2023, with payment date of September 1, 2023. The declaration of dividends on our common stock is discretionary and will be determined by our board of directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors. The amounts available to pay cash dividends are restricted by our debt agreements.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of September 30, 2023, there have been no material changes to our indemnification obligations as disclosed in Note 17, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2022. For further information, see the discussion on indemnification obligations included in Note 11, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

For information concerning contingencies, see Note 11, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

As of September 30, 2023, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, we announced a $1 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount and our repurchases may be subject to certain predetermined price/volume guidelines, set from time-to-time, by our board of directors. The timing and extent to which we repurchase shares will depend upon, among other things, strategic priorities, market conditions, share price, liquidity targets, contractual restrictions, regulatory requirements and other factors. Share repurchases may be commenced or suspended at any time or from time-to-time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the three months ended September 30, 2023. As of September 30, 2023, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $174 million.

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

10.1	Amendment No. 4 to Receivables Financing Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on September 9, 2023.)
10.2*	Amendment No. 1 to Purchase and Contribution Agreement, dated as of September 17, 2018, among Herc Rentals Inc., as a Seller and Collection Agent and Herc Receivables U.S. LLC, as Purchaser
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1**	18 U.S.C. Section 1350 Certifications of Principal Executive Officer and the Principal Financial Officer
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________________________________________________________________________
*Filed herewith
**Furnished herewith

HERC HOLDINGS INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 24, 2023	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK HUMPHREY
Mark Humphrey Senior Vice President and Chief Financial Officer