Form 10-K
period 2023-12-31
HERC HOLDINGS INC
filed 2024-02-13
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date, was $3.42 billion.
As of February 9, 2024, there were 28,320,161 shares of the registrant's common stock outstanding.
Documents incorporated by reference:
Certain portions, as expressly described in this report, of the Registrant's Proxy Statement for its 2024 annual meeting of stockholders, to be filed within 120 days of December 31, 2023 (the "Proxy Statement"), are incorporated by reference into Part III.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2023 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our business plans and strategy, projected profitability, performance or cash flows, future capital expenditures, our growth strategy, including our ability to grow organically and through M&A, anticipated financing needs, business trends, our capital allocation strategy, liquidity and capital management, exploring strategic alternatives for Cinelease, including the timing of the review process, the outcome of the process and the costs and benefits of the process, and other information that is not historical information. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

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

i

HERC HOLDINGS INC. AND SUBSIDIARIES
PART I
ITEM l. BUSINESS

Our Company
Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or the "Company") is one of the leading equipment rental suppliers with 397 locations in North America. We conduct substantially all of our operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 58 years of experience, we are a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to our principal business of equipment rental, we sell used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provide repair, maintenance, equipment management services and safety training to certain of our customers; offer equipment re-rental services and provide on-site support to our customers; and provide ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

Our Competitive Strengths
Our competitive strengths include the following:
A Market Leader in North America with Significant Scale and Broad Footprint—We believe we are one of the largest equipment rental companies in the North American equipment rental industry, with an estimated 4% market share by revenue and 397 locations in 42 states in the United States and five provinces in Canada. Our scale compared to most of our competitors provides us with a number of significant competitive advantages including:

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

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

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

Established National Accounts Program—Our national account program provides us with longer rental durations for much of our equipment, with many of our larger customers renting equipment from us for use in large, complex projects. These arrangements provide a number of additional benefits, including recurring revenue, attractive credit profiles, improved fleet utilization and enhanced presence in new markets. National accounts represented 44% of equipment rental revenue for the year ended December 31, 2023. Through our national customer relationship program, our sales teams serve as a single point of contact for those customers' equipment rental needs. This enables us to be a full end-to-end solutions provider.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

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

Elevate Technology—We are elevating the use of technology across the rental consumption chain by making significant investments in our digital platforms and are leveraging the knowledge that we have in serving customers for over fifty years to ensure that those investments create value throughout the rental experience. We are committed to delivering technology that enables us to drive improvements in customers’ efficiency and productivity. Our redesigned customer platform is based on data-driven business intelligence. We offer a self-service model in which our customers have a real-time view into equipment availability through both a mobile and desktop view. Customers are presented with spot market pricing models and logistics options and can create their own equipment orders based on the information provided. Our customers are able to manage their equipment, rental contracts, and accounts through our technology platform and are also able to use self-service tools to act upon rental decisions such as extending a contract, adding equipment, or indicating that a job is complete.

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

Allocate Capital—We are committed to delivering long-term sustainable value for shareholders with a balanced, disciplined, and opportunistic approach to capital deployment. Over the past five years, we have laid the foundation for growth and as we continue to invest in the business we will generate surplus capital that we intend to allocate through further investment in rental equipment, strategic acquisitions, distributions to shareholders with a quarterly dividend and opportunistic repurchases under our existing share repurchase program.

Our Products and Services
Our principal products and services are described below.

Equipment Rental—We offer for rent, on a daily, weekly or monthly basis, equipment from a variety of leading, globally known original equipment manufacturers, with which we maintain strong relationships. The equipment is typically new at the time of acquisition and is not subject to any repurchase program. As of December 31, 2023, the average age of our equipment rental fleet was 45 months.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

As of December 31, 2023, our rental fleet consisted of equipment with a total original equipment cost, based on the guidelines of the American Rental Association, of $6.3 billion. The following table provides a breakdown of the composition of our equipment rental fleet based on original equipment cost:

	% of Original Equipment Cost
	December 31,
Equipment Type	2023	2022
Aerial	24%	23%
Specialty	24%	24%
Material Handling	18%	17%
Earthmoving	12%	13%
Other	22%	23%

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

Our Customers
We have a wide range of customers across diverse end markets with a large base of local small to mid-size customers to large complex national organizations leveraging our core and specialty solutions or equipment. The principal end user markets we serve, based on our customers’ North American Industrial Classification System ("NAICS") codes, are as follows:
•Contractors - We serve various types of general contractors and subcontractors in non-residential and residential construction, specialty trade, restoration, remediation and environmental and facility maintenance. Contractor business represented approximately 36% of our equipment rental revenue for the year ended December 31, 2023.
•Industrial - We serve industrial customers across a broad range of industries, including refineries and petrochemical operations, industrial manufacturing including automotive and aerospace, power, energy, renewables, metals and mining, agriculture, pulp, paper and wood and food and beverage. We believe that key drivers of growth within the industrial market include increased levels of spending on industrial capital and maintenance, repairs and operations. Industrial customers represented approximately 27% of our equipment rental revenue for the year ended December 31, 2023.
•Infrastructure and Government - We serve our infrastructure customers across a wide range of projects such as streets, roads and highways, bridges, sewer and waste disposal, water treatment, railroads and other transportation and utilities, as well as all governmental spending. Infrastructure and government represented approximately 16% of our equipment rental revenue for the year ended December 31, 2023.
•Commercial Facilities - We serve commercial facility customers within an array of industries, including commercial warehousing, education, healthcare, data centers, hospitality and retail. Commercial facilities customers represented approximately 14% of equipment rental revenue for the year ended December 31, 2023.
•Other Customers - In addition, we serve a variety of other customers through sporting and live events, entertainment production, special event management and non-account customers. These customers collectively represented approximately 7% of our equipment rental revenue for the year ended December 31, 2023.

We operate in mid-size and large urban markets serving a wide range of industries, which enables us to reduce exposure to any single customer or market, with no single customer making up more than 3% of our equipment rental revenue for the years ended December 31, 2023, 2022 or 2021. Our footprint and broad customer base also assist in reducing the seasonality of our revenues and the impact from any one market's cycle.

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

Competition
Competition in the equipment rental industry is intense, often taking the form of price competition. Other competitive factors include customer loyalty, changes in market penetration, the introduction of new equipment, services and technology by competitors, changes in marketing, product diversity and quality and the ability to supply equipment and services to customers in a timely, predictable manner.

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

Seasonality
Our business is seasonal, with demand for our rental equipment tending to be lower in the winter months, particularly in the northern United States and Canada. Our equipment rental business, especially in the construction industry, has historically experienced decreased levels of business from December until late spring and heightened activity during our third and fourth quarters until December. We have the ability to manage certain costs to meet market demand, such as fleet capacity, the most significant portion of our cost structure. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. A number of our other major operating costs vary directly with revenues or transaction volumes; however, certain operating expenses, including rent, insurance and administrative overhead, remain fixed and cannot be adjusted for seasonal demand, typically resulting in higher profitability in periods when our revenues are higher, and lower profitability in periods when our revenues are lower. To reduce the impact of seasonality, we are focused on expanding our customer base through specialty products that serve different industries with less seasonality and different business cycles. See Part I, Item 1A "Risk Factors—Risks Related to Our Business."

Intellectual Property
We own intellectual property, including trademarks, copyrights, patents and trade secrets, that plays an important role in maintaining our competitive position. While no single copyright, patent or trade secret is, in our opinion, of such value to us that our business would be materially affected by the expiration or termination thereof, taken in the aggregate, these intellectual property rights provide meaningful protection for our business. However, we view the name and primary mark "Herc Rentals" and "Herc" as material to our business as a whole. We own a number of secondary trade names and trademarks applicable to certain aspects of our business that we also view as important.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

Human Capital Management
As of December 31, 2023, we employed approximately 7,200 people, some of whom are covered by a variety of union contracts and, in the case of Canadian employees, have governmental regulations affecting, among other things, compensation, job retention rights and pensions. Approximately 590 employees in the United States and 110 employees in Canada are covered by collective bargaining arrangements and we believe that our relations with the labor unions are good. We also employ a number of temporary workers, and engage outside services, as is customary in the industry, principally for the movement of rental equipment between rental locations and the movement of rental equipment to and from customers’ job sites.

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

Safety communications include an annual commitment to safety and ongoing safety reminders from the CEO, monthly "Safety Thoughts" messages that reinforce safety awareness and behaviors at work and at home, safety boards at every branch that serve as a dedicated resource for safety-related information, and morning stretch and safety huddles at all locations to help get every working day off to a safe start. We strive for the “Perfect Day” which is defined as a working day across our company with (i) no OSHA recordable incidents, (ii) no Department of Transportation violations and (iii) no “at fault” motor vehicle accidents. All of our branches achieved at least 98% Perfect Days in 2023.

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

We track and share standard safety performance metrics throughout the organization, such as the OSHA Total Recordable Incident Rate ("TRIR"), the Days Away/Restricted Transfer Rate ("DART") and Lost Time Case Rate ("LTC"). During the year ended December 31, 2023, we had a TRIR of 0.80, a DART of 0.51 and LTC of 0.15. We report our safety performance to the Board of Directors at each regularly scheduled meeting.

Compensation and Employee Benefits—Our compensation programs provide a package designed to attract, retain and motivate employees and further our vision of being the employer of choice in our industry. In addition to competitive base salaries, we provide a variety of short-term, long-term and commission-based incentive compensation programs to reward performance relative to key financial and non-financial metrics.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

The health and well-being of our employees and their families is a top priority for us and we offer an array of health and financial benefits to our full-time employees including:
•Comprehensive health insurance including semi-annual biometric screening events;
•An employee assistance program which offers confidential resources and assistance for everyday issues, such as work pressure and relationship issues, and highly impactful issues, such as loss, disability, anxiety or depression;
•A life planning account which provides employees with limited reimbursement for items such as wellness activities, student loans and education and financial planning;
•Company paid life and disability insurance;
•Tuition reimbursement programs; and
•Voluntary benefits and optional services that support total well-being, including physical, mental and financial wellness.

As part of our culture and commitment to local communities we serve, a volunteer paid time off benefit was added to the benefits platform in 2023. This new paid time off benefit offers our employees the opportunity to enrich their well-being while giving back and providing support to their local communities.

Training and Talent Development—We are committed to the continued development of our employees and offer learning and development opportunities spanning instructor-led and online, on-demand courses that support improved performance and effectiveness as well as personal and professional growth. These opportunities apply to all employees across all stages of career progression and job responsibilities. More than a dozen instructor-led courses enhance employees' sales, managerial leadership and role-specific skills, such as our shop and counter operations training, sales training, branch manager courses, hands on equipment training for mechanics and a professional development series designed to improve the skills necessary to navigate and succeed in the workplace. In 2023, our employees enhanced their skills through approximately 364,000 hours of training focused in the areas of safety, customer service, sales fundamentals, process and tool training, management basics and soft skills, leveraging over 25,000 unique training assets and programs.

Strategic talent review and succession planning occur on a planned cadence annually. The CEO and CHRO meet regularly with senior leadership and the Board of Directors to review succession plans. We seek to provide opportunities for our employees to grow their careers by increasing our focus on internal talent mobility, which resulted in filling many open management positions internally during the year ended December 31, 2023.

Inclusion and Diversity—We strive to build a team that reflects the variety of people, cultures and communities we interact with to create an inclusive, productive environment. We believe that varied perspectives best leverage employee talents, leading to creative thinking, open communication and greater customer and team engagement. Members of our recruiting team have earned, or are in the process of earning, the AIRS Certified Diversity Recruiter designation, which provides the knowledge and tools to create an effective plan for recruiting a diverse and inclusive workforce. As of December 31, 2023, women represented approximately 12% of our workforce and 17% of our managerial roles. As of December 31, 2023, people of color represented approximately 32% of our workforce and 17% of our managerial roles. Additionally, 50% of our non-employee members of the Board of Directors are women or people of color.

Our efforts to build an inclusive team led to the creation of two employee resource groups, Women in Action and the Veterans Resource Group. Women in Action seeks to empower, support and develop women by facilitating the exchange of knowledge and experiences through learning opportunities as well as with internal and external networking events. Similarly, the Veterans Resource Groups offers veterans a community of support, networking, collaboration, learning and sharing. As of December 31, 2023, approximately 9% of our employees have self-reported as veterans.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

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
•a lack of availability of credit;
•an increase in interest rates;
•labor strikes, work stoppages or other labor disruption in one or more markets we serve; and
•terrorism or hostilities involving the United States or Canada.
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

We are dependent on suppliers for access to the equipment and other products we offer and use throughout our network of branches. If we fail to have or maintain adequate relationships with suppliers or if we fail to timely receive equipment and products from our suppliers, then our competitive position may be harmed and our results of operations and/or cash flows may be negatively impacted. In addition, the prices of certain equipment and products may continue to experience inflationary pressures that could further increase such costs. We may not be able to pass on these costs to our customers, which could have a material adverse impact on our results of operations and/or cash flows.

We have experienced, and in the future are likely to experience, lack of access to and delays in receipt of equipment and products from suppliers. For example, the rapid increase in demand as the COVID-19 pandemic waned caused significant stress on global supply chains. Unavailability of, and delays in obtaining, equipment and products may result from a number of factors affecting our suppliers including capacity constraints, labor shortages or disputes, supplier product quality issues, suppliers’ impaired financial condition and suppliers’ allocations to other purchasers. These risks are increased in a weak economic environment or when demand increases coming out of an economic downturn. Such disruptions could result in our inability to effectively meet our customers’ needs, impair our ability to execute our growth plans and could result in a material adverse effect on our results of operations, financial condition, and/or cash flows.

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

While the U.S. federal government declared that the COVID-19 public health emergency has ended and begun shifting toward becoming more endemic in the U.S., the extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of COVID-19 and related restrictions on economic activity, all of which are uncertain and cannot be predicted. An extended period of economic disruption could materially affect our business, results of operations, access to sources of liquidity, particularly our cash flow from operations, and financial condition.

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

An "ownership change" could limit our ability to utilize tax attributes, including net operating losses, capital loss carryovers, excess foreign tax carryforwards, and credit carryforwards, to offset future taxable income. As of December 31, 2023, we had unutilized U.S. federal net operating loss carryforwards of approximately $436 million. Our ability to use such tax attributes to offset future taxable income and tax liabilities may be significantly limited if we experience an "ownership change" as defined in Section 382(g) of the Code. In general, an ownership change will occur if and when the percentage of Herc Holdings’ ownership (by value) of one or more "5-percent shareholders" (as defined in the Code) has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally should be subject to an annual limitation on its pre-ownership change tax loss carryforward which accumulates each year to the extent that there is any unused limitation from a prior year. The limitation on our ability to utilize tax losses and credit carryforwards arising from an ownership change under Section 382 depends on the value of our equity at the time of any ownership change. If we were to experience an "ownership change,” it is possible that a significant portion of our tax loss carryforwards could expire before we would be able to use them to offset future taxable income. Many states have adopted the federal Section 382 rules and therefore have similar limitations with respect to state tax attributes.

Other Operational Risks

Any decline in our relationships with our key national account customers or the amount of equipment they rent from us could materially adversely affect our business, financial position, results of operations and cash flows.

Our business depends on our ability to maintain positive relations with our key national account customers, which collectively accounted for 44% of our rental revenue in 2023. We cannot assure you that all of these relationships will continue at current levels or on current terms. Our contracts with our customers generally do not obligate them to rent equipment from us. Revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue in future periods or, if continued, may not reach or exceed historical levels in any period. Further, if our key customers fail to remain competitive in their respective markets or encounter financial or operational problems, our business, financial position, results of operations and cash flows may be materially adversely affected.

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

As our rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, and the risk of fleet equipment being out of service, generally increase. As of December 31, 2023, the average age of our rental equipment fleet was approximately 45 months. Determining the optimal age at disposition for our rental equipment is subjective and requires considerable estimates by management. We have made estimates regarding the relationship between the age of our rental equipment, the maintenance and repair costs, the availability of our fleet and the market value of used equipment. It is possible that we may allow the average age of our rental equipment fleet to increase, which could increase our costs for maintenance and repair and likely would negatively impact the market value of such equipment at the time of its disposition. If maintenance and repair costs are higher than estimated or in-service times or market values of used equipment are lower than estimated, our financial condition, results of operations, liquidity and cash flows could be materially adversely affected.

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

Our operations are subject to numerous national, state, provincial and local laws and regulations governing environmental protection and occupational health and safety matters. These laws govern such issues as wastewater, storm water, solid and hazardous wastes and materials, air quality and matters of workplace safety. Under these laws and regulations, regardless of fault we may be liable for, among other things, the cost of investigating and remediating contamination at our sites as well as sites to which we have sent hazardous wastes for disposal or treatment, and also fines and penalties for non-compliance. We use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from storage tanks at certain of our locations. We also indemnify various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
states and, in some instances, for natural resource damages. The amount of any such expense or related natural resource damages for which we may be held responsible could be substantial. We cannot predict the potential financial impact on our business if adverse environmental, health, or safety conditions are discovered, or environmental, health, and safety requirements become more stringent. As of December 31, 2023 and 2022, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" were $0.4 million. If we are required to incur environmental, health, or safety compliance or remediation costs that are not currently anticipated by us, our financial position, results of operations and cash flows could be materially adversely affected, depending on the magnitude of the cost.

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

Labor contracts covering the terms of employment of approximately 590 employees in the U.S. and 110 employees in Canada were in effect as of December 31, 2023 under approximately 25 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Union of Operating Engineers. These contracts are renegotiated periodically. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

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

As of December 31, 2023, we had total outstanding debt of approximately $3.7 billion, including our outstanding senior notes and the amounts drawn under our credit facilities. This significant indebtedness requires us to dedicate a significant portion of our cash flows from operations and investing activities to make payments on our debt, which reduces the amount available for working capital, capital expenditures or other general corporate purposes and which decreases our profitability and cash flow. We cannot assure you that we will maintain financing activities and cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In addition, our indebtedness could materially adversely affect us. For example, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our credit facilities, resulting in possible defaults on, and acceleration of, such indebtedness; (ii) be difficult to refinance or borrow additional funds in the future; (iii) increase our vulnerability to, and limit our flexibility to plan for, or react to, general adverse economic and industry conditions, (iv) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; (v) limit our ability to declare and pay dividends; and (vi) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins. There is also a risk that one or more of the financial institutions providing commitments under our revolving credit facilities could fail to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected. Our ability to manage these risks will depend, among other things, on financial market conditions as well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described above under “—Risks Related to Our Business.”

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

The amount of borrowings permitted under our revolving credit facility may fluctuate significantly, which may adversely affect our liquidity, results of operations and financial position.

The amount of borrowings permitted at any time under our revolving credit facility is limited to a periodic borrowing base valuation of the collateral thereunder. As a result, our access to credit under our revolving credit facility is potentially subject to significant fluctuations depending on the value of the borrowing base of eligible assets as of any measurement date, as well as certain discretionary rights of the agent in respect of the calculation of such borrowing base value. The inability to borrow under our revolving credit facility, or limitations on the amounts we can borrow under our revolving credit facility, may adversely affect our liquidity, results of operations and financial position.

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

In addition, we may in the future seek to refinance our indebtedness. Our ability to refinance our indebtedness is subject to prevailing economic conditions, including our operating and financial performance, as well as financial, business, legislative, regulatory and other factors beyond our control. If interest rates or our borrowing margins increase between the time an existing financing arrangement was consummated and the time such financing arrangement is refinanced, the cost of servicing our debt would increase and our results of operations and liquidity could be materially adversely affected. A refinancing of our indebtedness could also require us to comply with more onerous covenants and further restrict our business operations. Our inability to refinance our indebtedness or to do so upon attractive terms could materially and adversely affect our business, prospects, results of operations, financial condition and cash flows, and make us vulnerable to adverse industry and general economic conditions.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

We are unable to predict whether significant amounts of our common stock will be sold in the open market or the potential negative effects that these sales could have on the price of our common stock. Sales or distributions of substantial amounts of our common stock in the public market, or the perception that such sales or distributions will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future. As of December 31, 2023, there were 28.2 million shares of our common stock outstanding, which are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless held or acquired by our “affiliates” as that term is defined in Rule 144 under the Securities Act. In addition, all shares of our common stock acquired upon exercise of stock options and other equity-based awards granted under our stock incentive plan also will be freely tradable under the Securities Act unless acquired by our affiliates, as will shares acquired by our employees under our employee stock purchase plan. Approximately 2.6 million shares of common stock have been issued or are reserved for issuance under our stock incentive plan and our employee stock purchase plan.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 1C. CYBERSECURITY

Our executive management team has established an enterprise risk management (“ERM”) program, which includes an evaluation of our cybersecurity program as well as associated risks and risk mitigation strategies. Our ERM program is led by the Senior Director of Internal Audit and our ERM Committee, which is comprised of members of senior management, including our Chief Executive Officer, Chief Financial Officer, Chief Information Officer ("CIO"), Chief Information Security Officer ("CISO") and Chief Legal Officer. Our cybersecurity policies, standards, processes and practices are integrated into our ERM program and leverage the National Institute of Standards and Technology guidelines. Generally, we seek to address cybersecurity risk through a cross-functional approach in an effort to preserve the confidentiality, security and availability of information that we collect, store and otherwise process. For a description of the risks from cybersecurity threats that could materially and adversely impact us and how they may do so, see our risk factors under Part I, Item 1A "Risk Factors—Risks Related to Our Business" of this Report.

Risk Management and Strategy
As one of the critical elements of our overall ERM approach, our cybersecurity program is focused on the following key areas:

Governance—The Audit Committee of the Board of Directors oversees our cybersecurity program and management of the associated risks. The Audit Committee periodically receives updates regarding our cybersecurity program through meetings with and reports from our CIO and CISO (or their designees).

Our management team has established a cybersecurity crisis management team, led by our CIO and CISO, that includes other members of management depending on the origin, severity and other factors related to any cybersecurity incident identified. The cybersecurity crisis management team is responsible for communication of significant incidents to the Audit Committee and provides updates to the Audit Committee through incident resolution. Materiality of incidents are evaluated and determined by our cyber incident disclosure committee that includes certain cybersecurity crisis management team members and which may receive input from relevant stakeholders.

Operating Model—We have adopted a cross-functional operating model designed to identify, prevent, assess, manage and mitigate cybersecurity threats and incidents. We have established controls and procedures intended to promptly escalate certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by the cyber incident disclosure committee in a timely manner.

Technical Safeguards—We have deployed technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls. We evaluate and strive to improve upon these safeguards through vulnerability assessments and cybersecurity threat intelligence.

Incident Response and Recovery Planning—We have established and maintain an incident response program that governs our response to a cybersecurity incident from detection and initial assessments to incident resolution and recovery. We have a dedicated cybersecurity team led by our CISO that monitors our information systems for indications of cybersecurity threats and will employ our cybersecurity operational model within the incident response program promptly upon threat detection. Our incident response program is tested and evaluated on a regular basis.

Third-Party Risk Management—We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties (including vendors, service providers and other external users of our systems) as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Training—We conduct mandatory training for all employees to communicate our policies and procedures regarding cybersecurity and to assist employees in learning how to identify potential cybersecurity threats.

Assessment and Testing—We engage in periodic assessments and testing of our policies and procedures that are designed to address cybersecurity threats and incidents. We use a range of activities such as audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. On occasion, we use third parties (such as outside counsel, information security consultants, and software providers) to assist in these assessment and testing exercises.

HERC HOLDINGS INC. AND SUBSIDIARIES
Governance
The Audit Committee of the Board of Directors oversees our cybersecurity program and management of the associated risks. The Audit Committee periodically receives presentations and reports on cybersecurity risks on a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations. The Board and the Audit Committee also receive reports regarding cybersecurity incidents that meet established reporting thresholds through the process described above, as well as updates regarding any such incident.

The CIO and CISO are responsible for the maintenance of the incident response program that is designed to protect our information systems and information from cybersecurity threats and oversee the incident response team which responds to any cybersecurity threats or incidents in accordance with our cybersecurity incident response plan. The cybersecurity incident response team is responsible for monitoring, preventing, detecting, mitigating and remediating cybersecurity threats and incidents and reports such threats and incidents to the CISO (or other relevant stakeholders). Depending on the threat or incident level, the CISO will engage the cybersecurity crisis management team and the cyber incident disclosure committee to determine proper escalation with significant incidents being reported to the Audit Committee.

The CISO has served in various roles of increasing responsibility in information technology and information security for over 30 years and has attained several relevant professional certifications. The CIO has also served in various roles in information technology for over 25 years, including as chief information officer at another public company, and has extensive experience managing cybersecurity threats.

ITEM 2. PROPERTIES

As of February 9, 2024, we had 400 locations in the United States and Canada. We also operate regional headquarters, sales offices and service facilities in the foregoing countries in support of our equipment rental operations. Our principal executive offices are located in Bonita Springs, Florida.

As of December 31, 2023, we owned approximately 6% of the locations from which we operate our equipment rental business, with the remainder leased. Those leases are typically triple net leases, where Herc is responsible for the ongoing expenses of the property, including real estate taxes, insurance, and maintenance, in addition to paying rent and utilities.
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

Name	Age	Position
Lawrence H. Silber	67	President and Chief Executive Officer, Director
Mark Humphrey	52	Senior Vice President and Chief Financial Officer
Aaron D. Birnbaum	58	Senior Vice President and Chief Operating Officer
Christian J. Cunningham	62	Senior Vice President and Chief Human Resources Officer
Tamir Peres	54	Senior Vice President and Chief Information Officer
S. Wade Sheek	47	Senior Vice President, Chief Legal Officer and Secretary
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
Mark Humphrey. Mr. Humphrey joined the Company in April 2017. Prior to his current role, Mr. Humphrey served as vice president, chief accounting officer from April 2017 to March 2023, served as controller from April 2017 to February 2022 and served as interim chief financial officer from March 2018 to June 2018. Prior to joining the Company, Mr. Humphrey served as chief financial officer and controller of Alico, Inc., a publicly traded agribusiness and resource-management company. His nearly 30-year career also includes roles as chief financial officer for Compass Management Group, a property-management company, and nearly 10 years in public accounting with PricewaterhouseCoopers LLP.
Aaron D. Birnbaum. Mr. Birnbaum served the Company and its predecessor business for more than 30 years. Prior to his current role, Mr. Birnbaum served as the Company’s Senior Vice President from 2017 to 2019 and served as a Regional Vice President from 2012 to 2017. As Senior Vice President, Mr. Birnbaum oversaw the Company's Western, Northwest, North Central and Canada regions as well as its Herc Entertainment Services® and Cinelease® specialty equipment rental units. Mr. Birnbaum also has held leadership responsibilities related to the Company's strategic planning, operational execution and M&A activities.
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

HERC HOLDINGS INC. AND SUBSIDIARIES

Executive Officers of the Registrant (continued)
S. Wade Sheek. Mr. Sheek joined the Company in November 2019 from Republic Airways Holdings Inc., a regional airline, where he served as general counsel and secretary from 2018 to 2019 and oversaw the legal, contracting, communications and government relations functions. From 2013 to 2018, he served as deputy general counsel and corporate secretary at Allegion plc, a multi-national manufacturing company, and had responsibility for SEC matters, corporate governance, M&A and strategic initiatives. Prior to that, Mr. Sheek held roles with increasing responsibility with The Home Depot, Inc., UnitedHealth Group Incorporated and Ingersoll-Rand plc.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Registered Holders
Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "HRI". On February 9, 2024, there were 1,672 registered holders of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in "street name."

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
The following table provides information about our repurchases of our common stock during the fourth quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program
October 1, 2023 to October 31, 2023	119,392	$106.84	119,392
November 1, 2023 to November 30, 2023	—	—	—
December 1, 2023 to December 31, 2023	—	—	—
Total	119,392	$106.84	119,392	$161,497,321
Dividends
On February 7, 2024, the Company declared a quarterly dividend of $0.665 per share to record holders as of February 21, 2024, with payment date of March 7, 2024. The agreements governing our indebtedness restrict our ability to pay dividends. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends," in this Report.

Recent Performance

The following graph compares the cumulative total stockholder return on Herc Holdings common stock from December 31, 2018 through December 31, 2023, with the cumulative total returns of the Standard & Poor's Mid Cap 400 Trading Companies & Distributors Industry Index, our 2023 industry peer group and our 2022 industry peer group. The 2023 industry peer group is comprised of publicly traded companies participating in the equipment rental industry and other relevant companies of comparable size in the broader industry in which we compete. The 2023 industry peer group includes the removal of six companies and addition seven companies as compared to the 2022 industry peer group in order to reflect changing market conditions, our growth and to place us near the median in revenue and market capitalization.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Our 2023 industry peer group includes:

Air Lease Corporation	H&E Equipment Services	Trinity Industries, Inc.
Ashtead Group plc	McGrath Rentcorp	Triton International Ltd.
Custom Truck One Source Inc.	Pool Corp.	United Rentals, Inc.
Fastenal Company	Ritchie Bros Auctioneers Inc.	WillScot Mobile Mini Holdings Corp.
Federal Signal Corporation	Rush Enterprises, Inc.	Xylem Inc.
GATX Corp.	Terex Corporation

Our 2022 industry peer group includes:

Agrekko	H&E Equipment Services	Triton International Ltd.
Applied Industrial Tech Inc.	KAR Auction Services Inc.	United Rentals, Inc.
Ashtead Group plc	McGrath Rentcorp	Watsco Inc.
Beacon Roofing Supply, Inc.	NOW Inc.	WillScot Mobile Mini Holdings Corp.
Fastenal Company	Pool Corp.
GATX Corp.	Ritchie Bros Auctioneers Inc.

The graph assumes that $100 was invested on December 31, 2018 over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. The cumulative total return calculation for Herc Holdings is based on stock price appreciation and payment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2023 Overview

Our results for 2023 reflect the strong demand in the rental industry as demonstrated by our equipment rental revenues of $2.9 billion, an increase of 12% over 2022, reflecting positive pricing of 6.9% and increased volume of equipment on rent of 14.8%. Our local markets and industries have shown continued strength in economic activity and we believe the operating environment continues to be favorable for equipment rental companies of scale. We continued to execute on company-wide initiatives to increase our margins and profitability, resulting in an increase in net income to $347 million from $330 million in 2022.

We invested significantly in our rental equipment as part of our long-term capital expenditure plans, adding rental equipment in high growth markets in response to customer demand and to position ourselves for growth into 2024. Additionally, during 2023, we completed 12 acquisitions, adding 21 branches, totaling a net cash outflow of $430 million, while also opening 21 new greenfield locations. The addition of new locations supports our long-term strategy to achieve greater density and scale in select urban markets across North America to better serve both our local and national customers.

Supporting our financial flexibility and continued investment in our business, our senior secured asset-based revolving credit facility has over $1.4 billion of availability at the end of 2023. Additionally, we amended and extended our account receivable securitization facility, which now matures August 31, 2024 and increased the aggregate commitments from $335 million to $370 million. As part of our capital allocation strategy, we have continued to pay quarterly dividends at $0.6325 per share throughout 2023 and also repurchased approximately 1.1 million shares of our common stock for $120 million.

During the fourth quarter, we announced our plans to explore strategic alternatives for our Cinelease studio entertainment and lighting and grip equipment rental business. The film and studio entertainment industry has shifted to a studio centric model where owning or managing a large footprint of studios is becoming more important to be a competitive equipment rental provider, requiring significant investment in fully managed studios. This business model is a departure from our stated growth strategy. We will continue to provide equipment rentals, other than lighting and grip equipment, to the film and entertainment industry through Herc Entertainment Services, which includes aerial equipment, forklifts, carts, generators and climate solutions.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

	Year Ended December 31,
($ in millions)	2023	2022	$ Change	% Change
Equipment rental	$2,870	$2,552	$318	12%
Sales of rental equipment	346	125	221	177%
Sales of new equipment, parts and supplies	38	36	2	6%
Service and other revenue	28	27	1	4%
Total revenues	3,282	2,740	542	20%
Direct operating	1,139	1,029	110	11%
Depreciation of rental equipment	643	536	107	20%
Cost of sales of rental equipment	252	89	163	183%
Cost of sales of new equipment, parts and supplies	25	21	4	19%
Selling, general and administrative	448	411	37	9%
Non-rental depreciation and amortization	112	95	17	18%
Interest expense, net	224	122	102	84%
Other expense (income), net	(8)	3	(11)	NM
Income before income taxes	447	434	13	3%
Income tax provision	(100)	(104)	4	(4)%
Net income	$347	$330	$17	5%
NM - Not meaningful

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Equipment rental revenue increased $318 million, or 12%, during the year ended of 2023 primarily due to higher volume of equipment on rent of 14.8% and pricing growth of 6.9% over the same period in the prior year, partially offset by a decline in re-rent revenue and a reduction year-over-year in the studio entertainment business as a result of labor disruptions in the film and television industry.

Sales of rental equipment increased $221 million, or 177%, during the year ended of 2023 when compared to the year ended of 2022. As supply chain disruptions have begun to ease in certain categories of equipment, we have increased the volume of sales in line with our fleet rotation planning to improve the equipment mix and manage fleet age. The margin on sales of rental equipment was 27% in 2023 compared to 29% in 2022.

Direct operating expenses increased $110 million, or 11%. Direct operating expenses were 39.7% of equipment rental revenue in 2023, compared to 40.3% in the prior-year period, reflecting better cost performance and fixed cost absorption on higher revenue despite increases in (i) personnel-related expenses of $73 million primarily resulting from increased headcount and increased wages and benefits, (ii) maintenance expense of $22 million resulting from our increased fleet size and higher volume in 2023, (iii) facilities expense of $18 million as we have added more locations through acquisitions and opening greenfield locations. Increases were partially offset by reduced re-rent expense of $20 million due to the corresponding decrease in re-rent revenue.

Depreciation of rental equipment increased $107 million, or 20%, during 2023 due to the increase in average fleet size. Non-rental depreciation and amortization increased $17 million, or 18%, primarily due to amortization of intangible assets related to acquisitions.
Selling, general and administrative expenses increased $37 million, or 9%. The increase was primarily due to credit and collections expense of $19 million resulting from increased rental revenue and volume of transactions. Selling expense, including commissions and other variable compensation increases, also increased by $8 million. Selling, general and administrative expenses were 15.6% of equipment rental revenue in 2023 compared to 16.1% in the prior-year period due to continued focus on improving operating leverage while expanding revenues.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest expense, net increased $102 million, or 84%, during the year ended of 2023 when compared with the year ended of 2022 due to higher interest rates on floating rate debt and increased borrowings on the ABL Credit Facility primarily to fund acquisition growth and invest in rental equipment.

Income tax provision was $100 million during the year ended of 2023 when compared with $104 million for the same period in 2022. The effective tax rate during 2023 was 22% compared to 24% in 2022. The rate decrease was driven by a benefit related to stock-based compensation of $12 million in 2023 and $8 million in 2022, certain non-deductible expenses, and return to provision adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of liquidity include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, funding acquisitions, payment of dividends, and share repurchases. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of December 31, 2023, we had approximately $3.7 billion of total nominal indebtedness outstanding.

Our liquidity as of December 31, 2023 consisted of cash and cash equivalents of $71 million and unused commitments of approximately $1.4 billion under our ABL Credit Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Years Ended December 31,
	2023	2022	$ Change
Cash provided by (used in):
Operating activities	$1,086	$917	$169
Investing activities	(1,581)	(1,682)	101
Financing activities	512	785	(273)
Effect of exchange rate changes	—	(1)	1
Net change in cash and cash equivalents	$17	$19	$(2)

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Operating Activities

During the year ended December 31, 2023, we generated $169 million more cash from operating activities compared with the same period in 2022. The increase was related to improved operating results primarily resulting from higher revenues coupled with improved operating leverage on costs, collection of receivables and the timing of payments on accounts payable.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investing Activities

Cash used in investing activities decreased $101 million during 2023 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment, non-rental capital expenditures and acquisitions. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below. Additionally, we closed on 12 acquisitions during the year ended December 31, 2023 for a net cash outflow of $430 million, compared to cash outflow of $515 million during the year ended December 31, 2022.

Financing Activities

Cash provided by financing activities decreased $273 million during 2023 when compared with the prior-year. Financing activities primarily represent our changes in debt, which included net borrowings of $740 million on our revolving lines of credit and securitization, which were used primarily to fund acquisitions and invest in rental equipment during the period. Net borrowings in the prior year period were $1 billion.

In accordance with our Share Repurchase Program, we may from time to time repurchase shares in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We repurchased approximately 1.1 million shares for approximately $120 million during 2023 in accordance with our overall capital allocation strategy and as of December 31, 2023, $161 million remains available for repurchases.

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

	Years Ended December 31,
	2023	2022
Rental equipment expenditures	$1,320	$1,168
Disposals of rental equipment	(325)	(121)
Net rental equipment expenditures	$995	$1,047
Net capital expenditures for rental equipment decreased $52 million during the year ended December 31, 2023 compared to the same period in 2022, as we optimize our fleet by continuing to invest in high growth markets as part of our long-term capital expenditure plans. Disposals have increased in the current year to maintain an appropriate mix of fleet and manage fleet age, while ensuring we have sufficient capacity of equipment to meet customer demand in light of the continuing supply chain constraints in certain equipment categories.
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

As of December 31, 2023, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,401	$1,401
AR Facility	25	—
Total	$1,426	$1,401

During the third quarter of 2023, we entered into an amendment to the AR Facility to increase the aggregate commitments from $335 million to $370 million and extend the maturity to August 31, 2024. See Note 11, "Debt" included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Report for more information.

As of December 31, 2023, $27 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $223 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our 2027 Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2023, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

At December 31, 2023, Herc Holdings' balance sheet was substantially identical to that of Herc, with the exception of the debt held by Herc Holdings (2027 Notes and ABL Credit Facility) and certain components of shareholders equity. For the year ended December 30, 2023 and 2022, the statements of operations of Herc Holdings and Herc were identical with the exception of interest expense on the debt held at Herc Holdings that is not reflected in the statement of operations of Herc.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Dividends
On February 7, 2024, we declared a quarterly dividend of $0.665 per share to record holders as of February 21, 2024, with payment date of March 7, 2024. The declaration of dividends on our common stock is discretionary and will be determined by our board of directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors. The amounts available to pay cash dividends are restricted by our debt agreements.

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

Rental Equipment

Our principal assets are rental equipment, which represented 54.3% and 58.5% of our total assets as of December 31, 2023 and 2022, respectively. Rental equipment consists of equipment utilized in our equipment rental operations. When rental equipment is acquired, we use historical experience, industry residual value guidebooks and the monitoring of market conditions to set depreciation rates. Generally, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of equipment usage and the targeted age of equipment at the time of disposal. We also estimate the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed regularly based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $60 million or $80 million, respectively. Market conditions for used equipment sales also can be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of rental equipment in response to changing market conditions. During the years ended December 31, 2023 and 2022, there were no material adjustments to our depreciation rates.

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

When assessing the fair value of our reporting units using a quantitative approach, we estimate the fair value using a combination of an income approach on the present value of estimated future cash flows and a market approach based on published earnings multiples of comparable entities with similar operations and economic characteristics as well as acquisition multiples paid in recent transactions. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the weighted average cost of capital ("WACC") methodology. The WACC methodology considers market and industry data as well as company specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. The cash flows represent management's most recent planning assumptions. These assumptions are based on a combination of industry outlooks, views on general economic conditions and our expected pricing plans. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the carrying value of the reporting unit is greater than its fair value, we recognize an impairment charge for the amount equal to that excess. A significant decline in the

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

In connection with our impairment analysis for goodwill and indefinite-lived intangible assets conducted as of October 1, 2023, we assessed qualitative factors as described above to determine if it is more likely than not that goodwill and indefinite-lived assets may be impaired and concluded that there was no impairment related to such assets.

Finite-Lived Intangible and Long-Lived Assets
Finite-lived intangible assets include technology, customer relationships, and other intangibles. Intangible assets with finite lives are amortized over the estimated economic lives of the assets, which range from five to 14 years. These assets are primarily amortized using the straight-line method, however, certain assets may be amortized using an accelerated method that reflects the economic benefit to us. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. During the years ended December 31, 2022 and 2021, we recorded asset impairment charges of $3.5 million and $3.2 million, respectively. There were no asset impairment charges for the year ended December 31, 2023.

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

Interest Rate Risk

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our ABL Credit Facility, AR Facility and cash and cash equivalents as of December 31, 2023, our pre-tax earnings would decrease by an estimated $24 million over a 12-month period.

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

During the year ended December 31, 2023, our foreign subsidiaries accounted for less than 10% of our total revenue and total income before income taxes. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10% change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Herc Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Herc Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes

As noted in Notes 2 and 15 to the consolidated financial statements, the Company recorded an income tax provision of $100 million as of December 31, 2023. Additionally, the Company reported a net deferred tax liability balance of $743 million. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management also records deferred tax assets for unutilized net operating loss carryforwards in various tax jurisdictions. Subsequent changes to enacted tax rates will result in changes to deferred taxes. Management recognizes the impact of the Company's uncertain tax positions that are more likely than not to be sustained upon examination. Management will determine whether it is more likely than not that a tax position will be sustained upon examination. Upon determination that a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the income tax provision, the identification of uncertain tax positions and assessment of related liability changes, if material. These procedures also included, among others, (i) testing the completeness and accuracy of the income tax provision, including the rate reconciliation, and permanent and temporary differences, and (ii) testing the completeness of management’s uncertain tax positions.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
February 13, 2024

We have served as the Company’s auditor since 2013.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$71	$54
Receivables, net of allowances of $20 and $18, respectively	563	523
Other current assets	77	67
Assets held for sale	21	—
Total current assets	732	644
Rental equipment, net	3,831	3,485
Property and equipment, net	465	392
Right-of-use lease assets	665	552
Intangible assets, net	467	431
Goodwill	483	419
Other long-term assets	10	34
Assets held for sale	408	—
Total assets	$7,061	$5,957
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$19	$16
Current maturities of operating lease liabilities	37	42
Accounts payable	212	318
Accrued liabilities	221	228
Liabilities held for sale	19	—
Total current liabilities	508	604
Long-term debt, net	3,673	2,922
Financing obligations, net	104	108
Operating lease liabilities	646	528
Deferred tax liabilities	743	647
Other long-term liabilities	46	40
Liabilities held for sale	68	—
Total liabilities	5,788	4,849
Commitments and contingencies (Note 17)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 33.1 and 32.7 shares issued and 28.2 and 28.9 shares outstanding	—	—
Additional paid-in capital	1,820	1,820
Retained earnings	498	224
Accumulated other comprehensive loss	(118)	(129)
Treasury stock, at cost, 4.9 shares and 3.8 shares	(927)	(807)
Total equity	1,273	1,108
Total liabilities and equity	$7,061	$5,957

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Equipment rental	$2,870	$2,552	$1,910
Sales of rental equipment	346	125	113
Sales of new equipment, parts and supplies	38	36	31
Service and other revenue	28	27	19
Total revenues	3,282	2,740	2,073
Expenses:
Direct operating	1,139	1,029	782
Depreciation of rental equipment	643	536	420
Cost of sales of rental equipment	252	89	94
Cost of sales of new equipment, parts and supplies	25	21	21
Selling, general and administrative	448	411	310
Non-rental depreciation and amortization	112	95	68
Interest expense, net	224	122	86
Other expense (income), net	(8)	3	1
Total expenses	2,835	2,306	1,782
Income before income taxes	447	434	291
Income tax provision	(100)	(104)	(67)
Net income	$347	$330	$224
Weighted average shares outstanding:
Basic	28.5	29.6	29.6
Diluted	28.7	30.2	30.4
Earnings per share:
Basic	$12.18	$11.15	$7.57
Diluted	$12.09	$10.92	$7.37

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2023	2022	2021
Net income	$347	$330	$224
Other comprehensive income (loss):
Foreign currency translation adjustments	7	(17)	1
Pension and postretirement benefit liability adjustments:
Amortization of net losses and settlement losses included in net periodic pension cost	1	2	1
Pension and postretirement benefit liability adjustments arising during the period	3	(13)	5
Income tax provision related to pension and postretirement plans	—	(1)	—
Total other comprehensive income (loss)	11	(29)	7
Total comprehensive income	$358	$301	$231

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at:	Shares	Amount
December 31, 2020	29.4	$—	$1,818	$(277)	$(107)	$(692)	$742
Net income	—	—	—	224	—	—	224
Other comprehensive income	—	—	—	—	7	—	7
Stock-based compensation charges	—	—	23	—	—	—	23
Dividends declared, $0.50 per share	—	—	(15)	—	—	—	(15)
Net settlement on vesting of equity awards	0.2	—	(9)	—	—	—	(9)
Employee stock purchase plan	0.1	—	3	—	—	—	3
Exercise of stock options	—	—	2	—	—	—	2
December 31, 2021	29.7	—	1,822	(53)	(100)	(692)	977
Net income	—	—	—	330	—	—	330
Other comprehensive loss	—	—	—	—	(29)	—	(29)
Stock-based compensation charges	—	—	27	—	—	—	27
Dividends declared, $2.30 per share	—	—	(18)	(53)	—	—	(71)
Net settlement on vesting of equity awards	0.3	—	(15)	—	—	—	(15)
Employee stock purchase plan	—	—	4	—	—	—	4
Repurchase of common stock	(1.1)	—	—	—	—	(115)	(115)
December 31, 2022	28.9	—	1,820	224	(129)	(807)	1,108
Net income	—	—	—	347	—	—	347
Other comprehensive income	—	—	—	—	11	—	11
Stock-based compensation charges	—	—	18	—	—	—	18
Dividends declared, $2.53 per share	—	—	—	(73)	—	—	(73)
Net settlement on vesting of equity awards	0.3	—	(25)	—	—	—	(25)
Employee stock purchase plan	—	—	4	—	—	—	4
Exercise of stock options	0.1	—	3	—	—	—	3
Repurchase of common stock	(1.1)	—	—	—	—	(120)	(120)
December 31, 2023	28.2	$—	$1,820	$498	$(118)	$(927)	$1,273

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$347	$330	$224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of rental equipment	643	536	420
Depreciation of property and equipment	71	64	56
Amortization of intangible assets	41	31	12
Amortization of deferred debt and financing obligations costs	4	4	4
Stock-based compensation charges	18	27	23
Provision for receivables allowance	65	52	28
Deferred taxes	89	83	53
Gain on sale of rental equipment	(94)	(36)	(19)
Other	1	5	5
Changes in assets and liabilities:
Receivables	(98)	(172)	(92)
Other assets	(22)	(15)	(10)
Accounts payable	7	(23)	23
Accrued liabilities and other long-term liabilities	14	31	16
Net cash provided by operating activities	1,086	917	743
Cash flows from investing activities:
Rental equipment expenditures	(1,320)	(1,168)	(594)
Proceeds from disposal of rental equipment	325	121	107
Non-rental capital expenditures	(156)	(104)	(47)
Proceeds from disposal of property and equipment	15	7	5
Acquisitions, net of cash acquired	(430)	(515)	(431)
Other investing activities	(15)	(23)	—
Net cash used in investing activities	(1,581)	(1,682)	(960)
The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	2,127	2,618	1,132
Repayments on revolving lines of credit and securitization	(1,387)	(1,616)	(880)
Principal payments under finance lease and financing obligations	(16)	(15)	(13)
Payment of debt financing costs	(1)	(8)	—
Dividends paid	(73)	(68)	(15)
Net settlement on vesting of equity awards	(25)	(15)	(9)
Proceeds from employee stock purchase plan	4	4	3
Proceeds from exercise of stock options	3	—	2
Repurchase of common stock	(120)	(115)	—
Net cash provided by financing activities	512	785	220
Effect of foreign exchange rate changes on cash and cash equivalents	—	(1)	(1)
Net change in cash and cash equivalents during the period	17	19	2
Cash and cash equivalents at beginning of period	54	35	33
Cash and cash equivalents at end of period	$71	$54	$35

Supplemental disclosures of cash flow information:
Cash paid for interest	$221	$114	$83
Cash paid for income taxes, net	$30	$22	$23
Supplemental disclosures of non-cash investing activity:
Purchases of rental equipment in accounts payable	$—	$38	$129
Non-rental capital expenditures in accounts payable	$—	$17	$—
Supplemental disclosures of non-cash investing and financing activity:
Equipment acquired through finance lease	$24	$24	$23

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Description of Business

Herc Holdings Inc. ("Herc Holdings" or the "Company") is one of the leading equipment rental suppliers with 397 locations in North America as of December 31, 2023. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 58 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No single customer accounted for more than 3% of the Company’s equipment rental revenue during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, no single customer accounted for more than 5% of accounts receivable.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recently Issued Accounting Pronouncements

Not Yet Adopted

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 92.0%, 91.2% and 92.1% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the applicable accounting guidance for the Company’s revenues (in millions):

	Years Ended December 31,
	2023			2022			2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$2,577	$—	$2,577	$2,284	$—	$2,284	$1,729	$—	$1,729
Other rental revenue:
Delivery and pick-up	—	188	188	—	170	170	—	110	110
Other	105	—	105	98	—	98	71	—	71
Total other rental revenues	105	188	293	98	170	268	71	110	181
Total equipment rentals	2,682	188	2,870	2,382	170	2,552	1,800	110	1,910
Sales of rental equipment	—	346	346	—	125	125	—	113	113
Sales of new equipment, parts and supplies	—	38	38	—	36	36	—	31	31
Service and other revenues	—	28	28	—	27	27	—	19	19
Total revenues	$2,682	$600	$3,282	$2,382	$358	$2,740	$1,800	$273	$2,073

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

	Years Ended December 31,
	2023	2022	2021
Sales of rental equipment	$346	$125	$113
Sales of new equipment	14	8	9
Sales of parts and supplies	24	28	22
Total	$384	$161	$144
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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $11 million and $9 million as of December 31, 2023 and 2022, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the years ended December 31, 2023, 2022 or 2021 that was included in the contract liability balance as of the beginning of each period.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the years ended December 31, 2023, 2022 and 2021 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2023.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	December 31, 2023	December 31, 2022
Rental equipment	$5,785	$5,408
Less: Accumulated depreciation	(1,954)	(1,923)
Rental equipment, net	$3,831	$3,485

Note 5—Property and Equipment

Property and equipment consists of the following (in millions):

	December 31, 2023	December 31, 2022
Land and buildings	$131	$143
Service vehicles	488	396
Leasehold improvements	122	112
Machinery and equipment	27	25
Computer equipment and software	81	79
Furniture and fixtures	18	17
Construction in progress	20	20
Property and equipment, gross	887	792
Less: accumulated depreciation	(422)	(400)
Property and equipment, net	$465	$392

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $71 million, $64 million and $56 million, respectively, and is included in "Non-rental depreciation and amortization" in the Company's consolidated statements of operations.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company leases certain of its service vehicles and office equipment under finance leases. Depreciation of assets held under finance leases is included in depreciation expense. The gross amounts of property and equipment and related depreciation recorded under finance leases, included in the table above, were as follows (in millions):

	December 31, 2023	December 31, 2022
Service vehicles	$109	$98
Furniture and fixtures	2	2
	111	100
Less: accumulated depreciation	(37)	(36)
	$74	$64

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

	December 31, 2023	December 31, 2022
Land, building and leasehold improvements	$72	$72
Less: accumulated depreciation	(40)	(39)
	$32	$33

Note 6—Business Combinations
Cloverdale Acquisition
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

Cloverdale
Accounts receivable	$8
Other current assets	2
Rental equipment	125
Property and equipment	4
Intangibles(a)	11
Total identifiable assets acquired	150
Current liabilities	2
Long term liabilities	20
Net identifiable assets acquired	128
Goodwill(b)	50
Net assets acquired	$178

(a) The following table reflects the fair values and useful lives of the acquired intangible assets identified (in millions):

	Cloverdale	Life (years)
Customer relationships	$10	10
Non-compete agreements	1	5
	$11

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

The assets and liabilities for Cloverdale were recorded as of April 19, 2022 and the results of operations have been included in the Company's consolidated results of operations since that date. Total revenue and income before taxes for Cloverdale included in the consolidated statement of operations since the acquisition date through December 31, 2022 are $42 million and $8 million, respectively.

Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below (in millions) gives effect to the acquisitions of Cloverdale as if it had been included in the Company's consolidated results for the period reflected below. The unaudited pro forma supplementary data is provided for informational purposes only and is not indicative of the Company's results of operations had the acquisitions been included for the periods presented, nor is it indicative of the Company's future results.

	Year Ended December 31, 2022
	Herc	Cloverdale	Total
Historic/pro forma total revenues	$2,740	$25	$2,765
Historic/combined pretax income (loss)	434	8	442
Pro forma adjustments to consolidated pretax income (loss):
Impact of fair value adjustments/useful life changes on depreciation(a)		2	2
Intangible asset amortization(b)		(1)	(1)
Interest expense(c)		(1)	(1)
Elimination of historic interest(d)		1	1
Elimination of merger related costs(e)		1	1
Pro forma pretax income			$444

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
(e) Merger related direct costs primarily comprised of financial and legal advisory fees associated with the Cloverdale acquisition was eliminated as they were assumed to have been recognized prior to the pro forma acquisition date.

Other Acquisitions
During the year ended December 31, 2023, the Company acquired 12 companies with a total of 21 branches. In addition to the acquisition of Cloverdale disclosed above, during the year ended December 31, 2022, the Company acquired 17 companies totaling 25 locations.

Note 7—Goodwill and Intangible Assets

Goodwill
The Company performed its annual goodwill impairment test as of October 1 and determined that no impairment existed for the years ended December 31, 2023 and 2022.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the Company's goodwill (in millions):

	Years Ended December 31,
	2023	2022
Balance at the beginning of the period:
Goodwill	$1,088	$907
Accumulated impairment losses	(669)	(675)
	419	232

Goodwill classified as held for sale	(65)	—
Additions	128	190
Currency translation	1	(3)

Balance at the end of the period:
Goodwill	1,154	1,088
Accumulated impairment losses	(671)	(669)
	$483	$419

Intangible Assets

The Company performed its annual impairment test of indefinite-lived intangible assets as of October 1 and assessed finite-lived intangible assets for impairment triggers and determined that no impairment existed for the years ended December 31, 2023 and 2022.

Intangible assets, net, consisted of the following major classes (in millions):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$248	$(69)	$179
Internally developed software(a)	64	(47)	17
Total	312	(116)	196
Indefinite-lived intangible assets:
Trade name	271	—	271
Total intangible assets, net	$583	$(116)	$467
(a)     Includes capitalized costs of $3 million yet to be placed into service.

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$181	$(38)	$143
Internally developed software(a)	57	(39)	18
Total	238	(77)	161
Indefinite-lived intangible assets:
Trade name	270	—	270
Total intangible assets, net	$508	$(77)	$431
(a)     Includes capitalized costs of $3 million yet to be placed into service.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For all intangible assets acquired during the year ended December 31, 2023, customer relationships have a weighted-average useful life of 12.8 years and non-compete agreements have a weighted-average useful life of 5.0 years.

Amortization of intangible assets for the years ended December 31, 2023, 2022 and 2021 was $41 million, $31 million and $12 million, respectively. Based on the amortizable assets in-service as of December 31, 2023, the Company expects amortization expense to be approximately $35 million in 2024, $29 million in 2025, $25 million in 2026, $17 million in 2027, $13 million in 2028, and $74 million thereafter.

Note 8—Assets Held for Sale

As of December 31, 2023, the Company's assets held for sale consisted of the Cinelease studio entertainment and lighting and grip equipment rental business ("Cinelease"). The film and studio entertainment industry has shifted to a studio centric model where owning or managing a large footprint of studios is becoming more important to be a competitive equipment rental provider, requiring significant investment in fully managed studios. This business model is a departure from the Company's stated growth strategy. Cinelease has been actively marketed for sale and management expects a transaction to be completed within the next 12 months.

The following table summarizes the assets and liabilities held for sale (in millions):

December 31, 2023
Assets held for sale:
Cash and cash equivalents	$1
Receivables	8
Other current assets	12
Total current assets held for sale	$21

Rental equipment, net	$183
Property and equipment, net	34
Right-of-use lease assets	75
Intangible assets, net	4
Goodwill	65
Other long-term assets	47
Total long-term assets held for sale	$408

Liabilities held for sale:
Current maturities of operating lease liabilities	$8
Accounts payable	6
Accrued liabilities	5
Total current liabilities held for sale	$19

Operating lease liabilities	$68
Total long-term liabilities held for sale	$68

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

The components of lease expense consist of the following (in millions):

		Year Ended December 31,
	Classification	2023	2022
Operating lease cost(a)	Direct operating	$132	$141
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	23	22
Interest on lease liabilities	Interest expense, net	2	2
Sublease income	Equipment rental revenue	(61)	(84)
Net lease cost		$96	$81
(a) Includes short-term leases of $52 million and $73 million for the year ended December 31, 2023 and 2022, respectively, and variable lease costs of $3 million for the years ended December 31, 2023 and 2022.

Balance sheet information related to leases consists of the following (in millions):

	Classification	December 31, 2023	December 31, 2022
Assets
Operating lease ROU assets	Right-of-use assets	$665	$552
Finance lease ROU assets	Property and equipment, net(a)	74	64
Total leased assets		$739	$616
Liabilities
Current
Operating	Current maturities of operating lease liabilities	$37	$42
Finance	Current maturities of long-term debt and financing obligations	15	12
Non-current
Operating	Operating lease liabilities	646	528
Finance	Long-term debt, net	61	52
Total lease liabilities		$759	$634
(a) Finance lease right-of-use assets are recorded net of accumulated amortization of $37 million and $36 million for the year ended December 31, 2023 and 2022, respectively.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2023	2022
Weighted average remaining lease term:
Operating leases	16.8	15.7
Finance leases	5.4	5.5
Weighted average discount rate:
Operating leases	3.95%	3.29%
Finance leases	4.01%	3.35%

Cash flow information related to leases consists of the following (in millions):

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49	$46
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	12	12
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	291	239
Finance leases	24	24
Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases
2024	$64	$18
2025	65	17
2026	62	16
2027	58	11
2028	55	10
Thereafter	689	13
Total lease payments	993	85
Less: Interest	(310)	(9)
Present value of lease liabilities	$683	$76

Note 10—Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	December 31, 2023	December 31, 2022
Accrued compensation and benefit costs	$51	$62
Rebate accrual	56	43
Taxes payable	28	33
Accrued interest	37	36
Customer related deferrals	18	20
Insurance reserves	18	11
Acquisition holdbacks	3	16
Other	10	7
Total accrued liabilities	$221	$228

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at December 31, 2023	Weighted Average Stated Interest Rate at December 31, 2023	Fixed or Floating Interest Rate	Maturity	December 31, 2023	December 31, 2022
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200	$1,200
Other Debt
ABL Credit Facility	N/A	6.96%	Floating	2027	2,072	1,340
AR Facility	N/A	6.19%	Floating	2024	345	335
Finance lease liabilities	4.01%	N/A	Fixed	2024-2031	76	64
Unamortized Debt Issuance Costs(a)					(5)	(5)
Total debt					3,688	2,934
Less: Current maturities of long-term debt					(15)	(12)
Long-term debt, net					$3,673	$2,922
(a)    Unamortized debt issuance costs totaling $8 million and $10 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of December 31, 2023 and 2022, respectively, are included in "Other long-term assets" in the consolidated balance sheets.

The effective interest rate for the fixed rate 2027 Notes (as defined below) includes the stated interest on the notes and the amortization of any debt issuance costs.

Maturities
The nominal principal amounts of maturities of debt for each of the periods ending December 31 are as follows (in millions):

2024	$15
2025	15
2026	14
2027	3,627
2028	9
Thereafter	13
Total	$3,693

The Company's liquidity needs arise from the funding of its costs of operations and capital expenditures, debt service on its indebtedness, funding acquisitions, payment of dividends and repurchases of its shares. The Company believes that cash generated from operations and cash received from the disposal of rental and other equipment, together with amounts available under its senior secured asset-based revolving credit facility (the "ABL Credit Facility") and AR Facility (as defined below) will be adequate to permit the Company to meet its obligations over the next 12 months.

Senior Notes

On July 9, 2019, the Company issued $1.2 billion aggregate principal amount of its 5.50% Senior Notes due 2027 (the “2027 Notes”). Interest on the 2027 Notes accrues at the rate of 5.50% per annum and is payable semi-annually in arrears on January 15 and July 15. The 2027 Notes will mature on July 15, 2027.

Ranking; Guarantees

The 2027 Notes are the Company’s senior unsecured obligations, ranking equally in right of payment with all of the Company’s existing and future senior indebtedness, effectively junior to any of the Company’s existing and future secured indebtedness, including the ABL Credit Facility, to the extent of the value of the assets securing such indebtedness, and senior in right of payment to any of the Company’s existing and future subordinated indebtedness. The 2027 Notes are guaranteed on a senior

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unsecured basis, subject to limited exceptions including special purpose securitization subsidiaries, by the Company’s current and future domestic subsidiaries.

Redemption

The Company may redeem the 2027 Notes, in whole or in part, at any time (i) on or after July 15, 2023 and prior to July 15, 2024, at a price equal to 101.833% of the principal amount of the 2027 Notes, (ii) on or after July 15, 2024 and prior to July 15, 2025, at a price equal to 100.917% of the principal amount of the 2027 Notes and (iii) on or after July 15, 2025, at a price equal to 100.000% of the principal amount of the 2027 Notes, in each case, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

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

ABL Credit Facility

On July 31, 2019, Herc Holdings, Herc and certain other subsidiaries of Herc Holdings entered into a credit agreement with respect to a senior secured asset-based revolving credit facility, which was amended and extended on July 5, 2022. The aggregate amount of the revolving credit commitments is $3.5 billion (subject to availability under a borrowing base). Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation. Subject to the satisfaction of certain conditions and limitations, the ABL Credit Facility allows for the addition of incremental revolving commitments and/or incremental term loans.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Covenants

The ABL Credit Facility contains a number of covenants that, among other things, limit or restrict the ability of the borrowers and their subsidiaries to incur additional indebtedness, prepay other indebtedness, make dividends and other restricted payments, create or incur liens, make acquisitions and other investments, engage in mergers, consolidations or sales of assets, engage in certain transactions with affiliates, and enter into certain restrictive agreements limiting the ability to create or incur liens.  In addition, under the ABL Credit Facility, upon excess availability falling below certain levels, the borrowers will be required to comply with a minimum fixed charge coverage ratio of no less than 1.00:1.00. As of December 31, 2023, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

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

The agreements governing the AR Facility contain restrictions and covenants which include limitations applicable to Herc and the SPE on the creation of certain liens, and restrictions and covenants which include limitations applicable to the SPE on the making of certain restricted payments, and limitations applicable to Herc and the SPE with respect to certain corporate acts such as mergers, consolidations and the sale of substantially all assets, with certain exceptions. The Company was in compliance with all such covenants as of December 31, 2023.

The financing agreement with the lenders provides for customary events of default (subject to customary exceptions, thresholds and grace periods) including, without limitation, failure to perform covenants, ineffectiveness of transaction documents,

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Borrowing Capacity and Availability
After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of December 31, 2023 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,401	$1,401
AR Facility	25	—
Total	$1,426	$1,401

Letters of Credit

As of December 31, 2023, $27 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $223 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

	Weighted Average Effective Interest Rate at December 31, 2023	Maturity	December 31, 2023	December 31, 2022
Financing obligations	5.38%	2026-2038	$110	$114
Unamortized financing issuance costs			(2)	(2)
Total financing obligations			108	112
Less: Current maturities of financing obligations			(4)	(4)
Financing obligations, net			$104	$108

As of December 31, 2023, future minimum financing payments for the agreements referred to above are as follows (in millions):

2024	$10
2025	10
2026	10
2027	9
2028	9
Thereafter	80
Total minimum financing obligations payments	128
Obligations subject to non-cash gain on future sale of property	34
Less amount representing interest (at a weighted-average interest rate of 5.38%)	(52)
Total financing obligations	$110

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Employee Retirement Benefits

401(k) Savings Plan and Other Defined Contribution Plan

On July 1, 2016, the Company established the Herc Holdings Savings Plan covering all of its U.S. employees. Contributions to the plans are made by both the employee and the Company. Company contributions to these plans are based on the level of employee contributions and formulas determined by the Company. Expenses for the defined contribution plans for the years ended December 31, 2023, 2022 and 2021 were approximately $20 million, $16 million and $13 million, respectively.

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

The Company’s policy for funded plans is to contribute, at a minimum, amounts required by applicable laws, regulations and union agreements. The Plan represents approximately 99% of the Company's defined benefit plan obligations and 100% of its plan assets. The Company made cash contributions to the Plan of $4 million for 2023, however, there were no contributions in 2022 or 2021. The level of future contributions will vary and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of benefit obligations and plan assets of the Company’s pension plans and postretirement benefit plans (in millions):

	Pension		Postretirement
	2023	2022	2023	2022
Change in Projected Benefit Obligations
Benefit obligations at beginning of year	$134	$168	$1	$1
Interest cost	7	5	—	—
Plan settlements	—	(11)	—	—
Benefits paid	(7)	—	—	—
Actuarial loss (gain)	3	(28)	—	—
Benefit obligations at end of year	$137	$134	$1	$1

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$113	$156	$—	$—
Actual return on plan assets	9	(32)	—	—
Employer contribution	4	—	—	—
Plan settlements	—	(11)	—	—
Benefits paid	(7)	—	—	—
Fair value of plan assets at end of year	$119	$113	$—	$—

Funded Status	$(18)	$(21)	$(1)	$(1)

Accumulated benefit obligations	$137	$134

	Pension		Postretirement
	2023	2022	2023	2022
Amounts Recognized in Balance Sheet
Other long-term liabilities	$(18)	$(21)	$(1)	$(1)
Net amount recognized	$(18)	$(21)	$(1)	$(1)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial gain (loss)	$(19)	$(24)	$1	$1
Net amount recognized	$(19)	$(24)	$1	$1

Weighted‑Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	5.1%	5.4%	5.1%	5.4%
Average rate of increase in compensation	—%	—%	—%	—%
Interest credit rate	3.8%	3.8%	—%	—%
Initial healthcare cost trend rate	N/A	N/A	6.1%	6.1%
Ultimate healthcare cost trend rate	N/A	N/A	4.0%	4.0%

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The benefit obligations and fair value of plan assets for the Company’s qualified and non-qualified pension and postretirement plans with projected benefit obligations or accumulated benefit obligations in excess of plan assets are as follows (in millions):

	Pension		Postretirement
	2023	2022	2023	2022
Plans with Benefit Obligations in Excess of Plan Assets
Projected benefit obligations	$137	$134	$1	$1
Accumulated benefit obligations	137	134	—	—
Fair value of plan assets	119	113	—	—

The following table sets forth the net periodic pension cost (benefit) (in millions):

	Years Ended December 31,
	2023	2022	2021
Components of Net Periodic Pension Cost (Benefit)
Interest cost	$7	$5	$4
Expected return on plan assets	(3)	(6)	(7)
Net amortization of actuarial net loss	1	—	—
Settlement loss	—	2	1
Net periodic pension cost (benefit)	$5	$1	$(2)

Weighted‑Average Assumptions Used to Determine Net Periodic Pension Cost (Benefit)
Discount rate	5.4%	2.7%	2.3%
Expected return on assets	6.0%	4.6%	4.8%
Average rate of increase in compensation	—%	—%	—%
Interest credit rate	3.8%	3.8%	3.8%

The net periodic postretirement cost was immaterial in 2023, 2022 and 2021.

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

There was no average rate of increase in compensation for 2023, 2022 or 2021 as there are no longer any employees in the Plan accruing benefits.

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

The fair value measurements of most plan assets are based upon significant other observable inputs (Level 2), except for the high yield mutual fund and cash which are based upon quoted market prices in active markets for identical assets (Level 1). The following represents the Company's pension plan assets (in millions):

Asset Category	December 31, 2023	December 31, 2022
Cash	$2	$3
Short Term Investments	—	2
Equity Securities:
U.S. Large Cap	13	12
U.S. Mid Cap	2	2
International Developed	12	10
International Emerging Markets	2	3
Fixed Income Securities:
U.S. Treasuries	23	21
Corporate Bonds	38	36
Government Bonds	7	7
Municipal Bonds	2	2
Mortgage-Backed Securities	1	—
Asset-Backed Securities	2	1
Bank Loans	6	5
Preferreds	6	6
Other	3	3
Total fair value of pension plan assets	$119	$113

Estimated Future Benefit Payments

The following table presents estimated future benefit payments (in millions):

	Pension	Postretirement
2024	$9	$—
2025	10	—
2026	11	—
2027	12	—
2028	13	—
2029-2033	70	—
	$125	$—

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Stock-Based Compensation

On May 17, 2018, the Herc Holdings Inc. 2018 Omnibus Incentive Plan (the "2018 Omnibus Plan") was approved and replaced the Herc Holdings Inc. 2008 Omnibus Incentive Plan. The 2018 Omnibus Plan provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted awards (shares and units) and deferred stock units to key executives, employees, non-management directors and non-employee consultants. The total number of common shares authorized for issuance under the 2018 Omnibus Plan is 2,200,000, of which approximately 1,305,000 remains available as of December 31, 2023 for future incentive awards.

Stock-based compensation awards are measured on their grant date using a fair value method and are recognized in the statement of operations over the requisite service period. The Company's stock-based compensation expense is included in “Selling, general and administrative” expense in the Company's consolidated statements of operations.

The following table summarizes the expenses and associated income tax benefits recognized (in millions):

	Year Ended December 31,
	2023	2022	2021
Compensation expense	$18	$27	$23
Income tax benefit	(5)	(7)	(6)
Total	$13	$20	$17

As of December 31, 2023, there was $17 million of total unrecognized compensation cost related to non-vested restricted stock units ("RSUs") and performance stock units ("PSUs"). The total unrecognized compensation cost is expected to be recognized over the remaining 1.1 years, on a weighted average basis, of the requisite service period that began on the grant dates.
Stock Options
All stock options granted had a per-share exercise price of not less than the fair market value of one share of common stock on the grant date. Stock options vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the 2018 Omnibus Plan). No stock options are exercisable after ten years from the grant date.

The Company’s practice is to grant stock options at fair market value. Outstanding options vest over four years with terms of seven years to 10 years, assuming continued employment with certain exceptions. Vesting of the option awards is contingent upon meeting certain service conditions. The fair value of option grants is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. Forfeitures were estimated based on an analysis of actual option forfeitures. There were no stock options granted during 2023, 2022 or 2021.

A summary of option activity is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions of dollars)
Outstanding at December 31, 2022	91,067	$44.12
Granted	—	—
Exercised	(76,583)	40.18
Forfeited or expired	—	—
Outstanding at December 31, 2023	14,484	$64.96
Expected to Vest at December 31, 2023	—	$—	—	$—
Exercisable at December 31, 2023	14,484	$64.96	1.26	$1

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock options as of December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
50.01-60.00	6,599	$58.76	1.42	6,599	$58.76	1.42
70.01-80.00	7,885	70.14	1.13	7,885	70.14	1.13
	14,484	$64.96		14,484	$64.96

Additional information pertaining to stock option activity is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Aggregate intrinsic value of stock options exercised	$7	$1	$5
Cash received from the exercise of stock options	3	—	2
Tax benefit realized on exercise of stock options	2	—	1

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

A summary of the PSU activity is presented below.

	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	318,985	$69.68
Granted	64,244	155.80
Vested	(340,084)	38.94
Performance change	163,273	38.96
Forfeited	(17,660)	116.41
Nonvested at December 31, 2023	188,758	$123.21

The weighted average per share grant-date fair values of PSUs granted during 2023, 2022 and 2021 were $155.80, $164.43 and $73.61, respectively. The total fair value of PSUs that vested during 2023, 2022 and 2021 were $13 million, $5 million and $7 million, respectively.

Almost all PSUs granted in 2023, 2022 and 2021 include vesting conditions based on the achievement of the Company's return on invested capital ("ROIC") and average rental adjusted EBITDA performance measured over a three-year period starting from the year of grant.

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

A summary of the RSU activity is presented below.

	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	247,599	$89.18
Granted	89,928	150.58
Vested	(122,028)	72.78
Forfeited	(15,360)	127.27
Nonvested at December 31, 2023	200,139	$123.82

The weighted average per share grant date fair values of RSUs granted during 2023, 2022 and 2021 were $150.58, $155.68 and $81.35, respectively. The total fair value of RSUs that vested during 2023, 2022 and 2021 was $9 million, $9 million and $8 million, respectively.

Note 15—Income Taxes

The components of income before income taxes for the periods were as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Domestic	$443	$426	$281
Foreign	$4	$8	$10
Income before income taxes	$447	$434	$291

The provision for income taxes consists of the following (in millions):

	Years Ended December 31,
	2023	2022	2021
Current:
Foreign	$4	$5	$1
State and local	7	15	12
Total current	11	20	13
Deferred:
Federal	86	82	57
Foreign	(1)	—	2
State and local	4	2	(5)
Total deferred	89	84	54
Total income tax provision	$100	$104	$67

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal items of the U.S. and foreign net deferred tax assets (liabilities) are as follows (in millions):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Employee benefit plans	$6	$6
Tax credit carryforwards	3	3
Right-of-use assets	185	139
Deferred interest	58	26
Accrued expenses	55	53
Net operating loss carryforwards	108	132
Total deferred tax assets	415	359
Less: valuation allowance	(2)	(4)
Total net deferred tax assets	413	355
Deferred tax liabilities:
Lease liabilities	(179)	(135)
Prepaid expenses	(3)	(2)
Depreciation on tangible assets	(899)	(793)
Intangible assets	(75)	(72)
Total deferred tax liabilities	(1,156)	(1,002)
Net deferred tax liability	$(743)	$(647)
As of December 31, 2023, a deferred tax asset of $90 million was recorded for unutilized federal net operating loss carryforwards ("NOL carryforwards"). The total federal NOL carryforwards are $436 million and have an indefinite carryforward period. State NOL carryforwards have generated a deferred tax asset of $18 million and expire over various years beginning in 2024.

As of December 31, 2023, deferred tax assets of $3 million were recorded for federal and various state tax credit carryforwards and expire in various years beginning in 2035.

In determining the valuation allowance, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with Topic 740. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. Based on the assessment, as of December 31, 2023, total valuation allowances of $2 million were recorded against deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not the remaining deferred tax assets of $413 million will be realized and as such no valuation allowance has been provided on these assets.

The income tax in the accompanying consolidated statements of operations differs from the income tax calculated by applying the statutory federal income tax rate to income before income taxes due to the following (in millions):

	Years Ended December 31,
	2023	2022	2021
Income tax provision at statutory rate	$93	$91	$61
Increases (decreases) resulting from:
Foreign taxes	5	—	—
State and local income taxes, net of federal income tax	10	14	7
Federal and foreign permanent items	(1)	(1)	—
Change in valuation allowance	(2)	—	—
Tax credits	(6)	(1)	(2)
All other items, net	1	1	1
Income tax provision	$100	$104	$67

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the Tax Cuts and Jobs Act of 2017, previously undistributed earnings from foreign subsidiaries are deemed to have been repatriated as of December 31, 2017 for federal income tax purposes. Beginning in 2018, companies are generally able to repatriate earnings from foreign subsidiaries with no U.S. federal income tax impact. As of December 31, 2023, the Company continues to assert that earnings from foreign operations are not permanently invested. The Company, as a matter of policy, looks to repatriate foreign earnings in a tax efficient manner. Many foreign jurisdictions impose taxes on distributions to other jurisdictions. Due to the variations and complexities of these laws, the Company believes it would be impractical to calculate and accrue these taxes beyond the normal earnings and profits standard for U.S. tax purposes.

As of December 31, 2023, the Company is maintaining the assertion that future earnings associated with the potential stock sale or liquidation of foreign subsidiaries are permanently reinvested. Accordingly, the Company has not recorded any deferred tax liabilities associated with these book-to-tax differences. The Company has analyzed the potential tax liability associated with these differences to be approximately $64 million.

The total cumulative amount of unrecognized tax benefits is $12 million and $8 million as of December 31, 2023 and 2022, respectively.

The Company files one or more income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities and open tax years span from 2014 to 2022. The IRS completed its audit of the Company's 2007 to 2011 consolidated income tax returns, in which Herc was included, and had no changes to the previously filed tax returns. The Company is currently under audit for the 2014 through 2016 income tax years. Several U.S. state and non-U.S. jurisdictions are under audit. The Company does not expect any material assessments resulting from these audits.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We are currently evaluating the impact of Pillar 2 on our effective tax rate, our consolidated results of operation, financial position, and cash flows.

Note 16—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) are presented in the tables below (in millions):

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(24)	$(105)	$(129)
Other comprehensive loss before reclassification	3	7	10
Amounts reclassified from accumulated other comprehensive loss	1	—	1
Net current period other comprehensive loss	4	7	11
Balance at December 31, 2023	$(20)	$(98)	$(118)

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(12)	$(88)	$(100)
Other comprehensive income before reclassification	(13)	(17)	(30)
Amounts reclassified from accumulated other comprehensive loss	1	—	1
Net current period other comprehensive income	(12)	(17)	(29)
Balance at December 31, 2022	$(24)	$(105)	$(129)

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts reclassified from accumulated other comprehensive income (loss) to net income were as follows (in millions):

	Twelve Months Ended December 31,
Pension and other postretirement benefit plans	2023	2022	2021	Statement of Operations Caption
Amortization of actuarial losses	$1	$—	$1	Selling, general and administrative
Settlement loss	—	2	—	Selling, general and administrative
Total	1	2	1
Tax provision	—	(1)	—	Income tax provision
Total reclassifications for the period	$1	$1	$1

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

Cash Equivalents

Cash equivalents primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company measures the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had $31 million and $6 million in cash equivalents at December 31, 2023 and 2022, respectively.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of December 31, 2023 and 2022. The fair value of the Company's 2027 Notes is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	December 31, 2023		December 31, 2022
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200	$1,180	$1,200	$1,119

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

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data).

	Years Ended December 31,
	2023	2022	2021
Basic and diluted earnings per share:
Numerator:
Net income, basic and diluted	$347	$330	$224
Denominator:
Basic weighted average common shares	28.5	29.6	29.6
Stock options, RSUs and PSUs	0.2	0.6	0.8
Weighted average shares used to calculate diluted earnings per share	28.7	30.2	30.4
Earnings per share:
Basic	$12.18	$11.15	$7.57
Diluted	$12.09	$10.92	$7.37
Antidilutive stock options, RSUs and PSUs	0.1	0.1	—

Note 20—Related Party Transactions

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We generate substantially all of our equipment rental revenue in North America. For each of the last three fiscal years, revenues from our external customers attributed to the U.S. and all foreign countries (primarily Canada) in total are set forth below:

	Years Ended December 31,
	2023	2022	2021
United States	$3,019	$2,499	$1,907
International	263	241	166
Total revenue	$3,282	$2,740	$2,073

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic information for long-lived assets, which consist primarily of rental equipment and property and equipment, was as follows (in millions):

	December 31, 2023	December 31, 2022
Total assets
United States	$6,531	$5,434
International	530	523
Total	$7,061	$5,957
Rental equipment, net
United States	$3,546	$3,179
International	285	306
Total	$3,831	$3,485
Property and equipment, net
United States	$436	$366
International	29	26
Total	$465	$392

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

HERC HOLDINGS INC. AND SUBSIDIARIES

(In millions)

	Beginning Balance	Provisions	Translation Adjustments	Deductions	Ending Balance
Receivables allowances:
Year to date December 31, 2023	$18	$65	$—	$(63)	$20
Year to date December 31, 2022	14	52	—	(48)	18
Year to date December 31, 2021	16	29	—	(31)	14

Tax valuation allowances:
Year to date December 31, 2023	$4	$1	$—	$(3)	$2
Year to date December 31, 2022	3	1	—	—	4
Year to date December 31, 2021	3	—	—	—	3

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our senior management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	403,381	$64.96	1,304,798
Equity compensation plans not approved by security holders	—	—	—
Total	403,381		1,304,798
(1)    Represents the weighted average exercise price of 14,484 outstanding stock options as of December 31, 2023. The remaining securities under this plan as of December 31, 2023 are restricted stock units and performance stock units, which have no exercise price and have been excluded from the calculation of the weighted average exercise price above.
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed as part of this Report

(1) Consolidated financial statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Herc Holdings Inc. and Subsidiaries Consolidated Balance Sheets at December 31, 2023 and 2022
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements

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

3.2
Amended and Restated By-Laws of Herc Holdings, effective May 11, 2023 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on May 15, 2023).

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

HERC HOLDINGS INC. AND SUBSIDIARIES

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

10.9.4
Amendment No. 4 to Receivables Financing Agreement, dated as of August 31, 2023, among Herc Receivables U.S. LLC, and The Additional Canadian Borrower To The Extent Added As A Party Thereto, as co-borrowers, Herc Rentals, Inc., individually and as initial servicer and as performance guarantor, the Lenders and Managing Agents, from time to time party thereto, and Credit Agricole Corporate and Investment Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139) as filed on September 6, 2023).

10.10
Purchase and Contribution Agreement, dated as of September 17, 2018, among Herc Rentals Inc., as a Seller and Collection Agent, Cinelease, Inc. as a Seller, and Herc Receivables U.S. LLC, as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139) as filed on September 21, 2018).

10.10.1
Amendment No. 1 to Purchase and Contribution Agreement, dated as of August 31, 2023, among Herc Rentals Inc., as the Seller, Cinelease, Inc. as the removed Seller, Herc Receivables U.S. LLC, as Purchaser, and Herc Rentals Inc., as the Collection Agent. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Herc Holdings (File No. 001-33139) as filed on October 24, 2023).

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

10.11.4[t]
Offer Letter, dated December 23, 2019, by and between Herc Holdings and Aaron Birnbaum. (Incorporated by reference to Exhibit 10.11.5 to the Annual Report on Form 10-K of Herc Holdings (File No. 001-33139) as filed on February 18, 2021).

10.11.5[t]
Offer Letter, dated as of March 7, 2023, by and between Herc Holdings and William Mark Humphrey. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Herc Holdings Inc. (File No. 001-33139), as filed on April 20, 2023).

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

10.14.3[t]*	Form of Executive Officer Restricted Stock Unit Agreement.
10.14.4[t]*	Form of Executive Officer Performance Stock Unit Agreement.
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

21.1*	Subsidiaries of Herc Holdings Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1**	18 U.S.C. Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer
97.1[t]*	Executive Incentive Recovery Policy, effective November 30, 2023.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	iXBRL Taxonomy Extension Schema Document
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase Document
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

HERC HOLDINGS INC. (Registrant)
	By:	/s/ MARK HUMPHREY
	Name:	Mark Humphrey
	Title:	Senior Vice President and Chief Financial Officer
Date:	February 13, 2024	(On behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 13, 2024:

Signature	Title

/s/ LAWRENCE H. SILBER	President and Chief Executive Officer, Director
Lawrence H. Silber	(Principal Executive Officer)

Senior Vice President and Chief Financial Officer
/s/ MARK HUMPHREY
Mark Humphrey	(Principal Financial Officer)

/s/ MARK A. SCHUMACHER	Vice President, Chief Accounting Officer
Mark A. Schumacher	(Principal Accounting Officer)

/s/ PATRICK D. CAMPBELL	Non-Executive Chairman of the Board
Patrick D. Campbell

/s/ JAMES H. BROWNING	Director
James H. Browning

/s/ SHARI L. BURGESS	Director
Shari L. Burgess

/s/ JEAN K. HOLLEY	Director
Jean K. Holley

/s/ MICHAEL A. KELLY	Director
Michael A. Kelly

/s/ RAKESH SACHDEV	Director
Rakesh Sachdev