Form 10-Q
period 2024-03-31
HERC HOLDINGS INC
filed 2024-04-23
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 19, 2024, there were 28,368,574 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2024 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our business plans and strategy, projected profitability, performance or cash flows, future capital expenditures, our growth strategy, including our ability to grow organically and through M&A, anticipated financing needs, business trends, our capital allocation strategy, liquidity and capital management, exploring strategic alternatives for Cinelease, including the timing of the review process, the outcome of the process and the costs and benefits of the process, and other information that is not historical information. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 under Item 1A "Risk Factors," in Part II, Item 1A of this Report, and in our other filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise forward-looking statements that have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Cash and cash equivalents	$63	$71
Receivables, net of allowances of $17 and $20, respectively	560	563
Other current assets	67	77
Assets held for sale	27	21
Total current assets	717	732
Rental equipment, net	3,831	3,831
Property and equipment, net	486	465
Right-of-use lease assets	721	665
Intangible assets, net	496	467
Goodwill	537	483
Other long-term assets	10	10
Assets held for sale	409	408
Total assets	$7,207	$7,061
LIABILITIES AND EQUITY
Current maturities of long-term debt and financing obligations	$19	$19
Current maturities of operating lease liabilities	37	37
Accounts payable	201	212
Accrued liabilities	194	221
Liabilities held for sale	23	19
Total current liabilities	474	508
Long-term debt, net	3,753	3,673
Financing obligations, net	103	104
Operating lease liabilities	705	646
Deferred tax liabilities	750	743
Other long term liabilities	48	46
Liabilities held for sale	66	68
Total liabilities	5,899	5,788
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 33.2 and 33.1 shares issued and 28.3 and 28.2 shares outstanding	—	—
Additional paid-in capital	1,815	1,820
Retained earnings	544	498
Accumulated other comprehensive loss	(124)	(118)
Treasury stock, at cost, 4.9 shares and 4.9 shares	(927)	(927)
Total equity	1,308	1,273
Total liabilities and equity	$7,207	$7,061

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Equipment rental	$719	$654
Sales of rental equipment	69	71
Sales of new equipment, parts and supplies	9	8
Service and other revenue	7	7
Total revenues	804	740
Expenses:
Direct operating	307	281
Depreciation of rental equipment	160	152
Cost of sales of rental equipment	46	46
Cost of sales of new equipment, parts and supplies	6	5
Selling, general and administrative	115	106
Non-rental depreciation and amortization	29	26
Interest expense, net	61	48
Other expense (income), net	(1)	1
Total expenses	723	665
Income before income taxes	81	75
Income tax provision	(16)	(8)
Net income	$65	$67
Weighted average shares outstanding:
Basic	28.3	29.0
Diluted	28.4	29.4
Earnings per share:
Basic	$2.30	$2.31
Diluted	$2.29	$2.28

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In millions)

	Three Months Ended March 31,
	2024	2023
Net income	$65	$67
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	1
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	—	1
Total other comprehensive income (loss)	(6)	2
Total comprehensive income	$59	$69

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2023	28.2	$—	$1,820	$498	$(118)	$(927)	$1,273
Net income	—	—	—	65	—	—	65
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Stock-based compensation charges	—	—	5	—	—	—	5
Dividends declared, $0.665 per share	—	—	—	(19)	—	—	(19)
Net settlement on vesting of equity awards	0.1	—	(12)	—	—	—	(12)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	—	—	1	—	—	—	1
Balance at March 31, 2024	28.3	$—	$1,815	$544	$(124)	$(927)	$1,308

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2022	28.9	$—	$1,820	$224	$(129)	$(807)	$1,108
Net income	—	—	—	67	—	—	67
Other comprehensive income	—	—	—	—	2	—	2
Stock-based compensation charges	—	—	4	—	—	—	4
Dividends declared, $0.6325 per share	—	—	—	(19)	—	—	(19)
Net settlement on vesting of equity awards	0.3	—	(25)	—	—	—	(25)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	—	—	1	—	—	—	1
Repurchase of common stock	(0.4)	—	—	—	—	(52)	(52)
Balance at March 31, 2023	28.8	$—	$1,801	$272	$(127)	$(859)	$1,087

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$65	$67
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of rental equipment	160	152
Depreciation of property and equipment	19	17
Amortization of intangible assets	10	9
Amortization of deferred debt and financing obligations costs	1	1
Stock-based compensation charges	5	4
Provision for receivables allowances	12	13
Deferred taxes	9	3
Gain on sale of rental equipment	(23)	(25)
Other	3	2
Changes in assets and liabilities:
Receivables	(7)	13
Other assets	(6)	(2)
Accounts payable	(2)	8
Accrued liabilities and other long-term liabilities	(6)	(27)
Net cash provided by operating activities	240	235
Cash flows from investing activities:
Rental equipment expenditures	(181)	(332)
Proceeds from disposal of rental equipment	61	49
Non-rental capital expenditures	(30)	(33)
Proceeds from disposal of property and equipment	2	3
Acquisitions, net of cash acquired	(148)	(138)
Net cash used in investing activities	(296)	(451)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	385	640
Repayments on revolving lines of credit and securitization	(302)	(347)
Principal payments under finance lease and financing obligations	(5)	(4)
Dividends paid	(20)	(20)
Net settlement on vesting of equity awards	(12)	(25)
Proceeds from employee stock purchase plan	1	1
Proceeds from exercise of stock options	1	1
Repurchase of common stock	—	(44)
Net cash provided by financing activities	48	202
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net change in cash and cash equivalents during the period	(8)	(14)
Cash and cash equivalents at beginning of period	71	54
Cash and cash equivalents at end of period	$63	$40

Supplemental disclosure of cash flow information:
Cash paid for interest	$78	$63
Cash paid for income taxes, net	$3	$1
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$—	$18
Non-rental capital expenditures in accounts payable	$5	$3
Disposal of rental equipment in accounts receivable	$5	$15
Supplemental disclosure of non-cash investing and financing activity:
Equipment acquired through finance lease	$3	$3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Organization and Description of Business

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or "the Company") is one of the leading equipment rental suppliers with 412 locations in North America as of March 31, 2024. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 58 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

Note 2—Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, however, these condensed consolidated financial statements do not include all of the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 13, 2024.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Recently Issued Accounting Pronouncements and Disclosure Rules

Not Yet Adopted
Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

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

Climate-Related Disclosure Rules

In March 2024, the SEC issued final climate-related disclosure rules that will require disclosure of material climate-related risks and material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The disclosure requirements will begin phasing in for annual periods beginning in calendar year 2025. Currently, it is uncertain whether the SEC's new climate-related disclosure rules will withstand pending and future legal challenges. In April 2024, the SEC issued an order staying implementation of the new disclosure regulations pending the resolution of certain challenges. The Company is currently in the process of analyzing the impact of the rules on its related disclosures.

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 92.7% of total revenue for the three months ended March 31, 2024 compared to 91.9% for the same period in 2023.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following summarizes the applicable accounting guidance for the Company’s revenues for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024			2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$648	$—	$648	$590	$—	$590
Other rental revenue:
Delivery and pick-up	—	45	45	—	41	41
Other	26	—	26	23	—	23
Total other rental revenues	26	45	71	23	41	64
Total equipment rental	674	45	719	613	41	654
Sales of rental equipment	—	69	69	—	71	71
Sales of new equipment, parts and supplies	—	9	9	—	8	8
Service and other revenues	—	7	7	—	7	7
Total revenues	$674	$130	$804	$613	$127	$740

Topic 842 revenues
Equipment Rental Revenue
The Company offers a broad portfolio of equipment for rent on daily, weekly or monthly basis, with substantially all rental agreements cancellable upon the return of the equipment. Virtually all customer contracts can be canceled by the customer with no penalty by returning the equipment within one day; therefore, the Company does not allocate the transaction price between the different contract elements.
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

	Three Months Ended March 31,
	2024	2023
Sales of rental equipment	$69	$71
Sales of new equipment	3	1
Sales of parts and supplies	6	7
Total	$78	$79

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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $16 million and $11 million as of March 31, 2024 and December 31, 2023, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three months ended March 31, 2024 and 2023 that was included in the contract liability balance as of the beginning of each period.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three months ended March 31, 2024 and 2023 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2024.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	March 31, 2024	December 31, 2023
Rental equipment	$5,851	$5,785
Less: Accumulated depreciation	(2,020)	(1,954)
Rental equipment, net	$3,831	$3,831

Note 5—Goodwill and Intangible Assets

Goodwill
The following summarizes the Company's goodwill (in millions):

	March 31, 2024	December 31, 2023
Balance at the beginning of the period:
Goodwill	$1,154	$1,088
Accumulated impairment losses	(671)	(669)
	483	419

Goodwill classified as held for sale	—	(65)
Additions	55	128
Currency translation	(1)	1

Balance at the end of the period:
Goodwill	1,206	1,154
Accumulated impairment losses	(669)	(671)
	$537	$483

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Intangible Assets

Intangible assets, net, consisted of the following major classes (in millions):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$284	$(77)	$207
Internally developed software(a)	68	(49)	19
Total	352	(126)	226
Indefinite-lived intangible assets:
Trade name	270	—	270
Total intangible assets, net	$622	$(126)	$496
(a) Includes capitalized costs of $7 million yet to be placed into service.

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$248	$(69)	$179
Internally developed software(a)	64	(47)	17
Total	312	(116)	196
Indefinite-lived intangible assets:
Trade name	271	—	271
Total intangible assets, net	$583	$(116)	$467
(a) Includes capitalized costs of $3 million yet to be placed into service.

Amortization of intangible assets was $10 million and $9 million for the three months ended March 31, 2024 and 2023, respectively.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 6—Assets Held for Sale

As of March 31, 2024, the Company's assets held for sale consisted of the Cinelease studio entertainment and lighting and grip equipment rental business ("Cinelease"). The film and studio entertainment industry has shifted to a studio centric model where owning or managing a large footprint of studios is becoming more important to be a competitive equipment rental provider, requiring significant investment in fully managed studios. This business model is a departure from the Company's stated growth strategy. Cinelease has been actively marketed for sale and management expects a transaction to be completed within 12 months of the date it was determined to be held for sale.

The following table summarizes the assets and liabilities held for sale (in millions):

	March 31, 2024	December 31, 2023
Assets held for sale:
Cash and cash equivalents	$1	$1
Receivables, net of allowances	14	8
Other current assets	12	12
Total current assets held for sale	$27	$21

Rental equipment, net	$184	$183
Property and equipment, net	35	34
Right-of-use lease assets	74	75
Intangible assets, net	4	4
Goodwill	65	65
Other long-term assets	47	47
Total long-term assets held for sale	$409	$408

Liabilities held for sale:
Current maturities of operating lease liabilities	$8	$8
Accounts payable	6	6
Accrued liabilities	9	5
Total current liabilities held for sale	$23	$19

Operating lease liabilities	$66	$68
Total long-term liabilities held for sale	$66	$68

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The components of lease expense consist of the following (in millions):

		Three Months Ended March 31,
	Classification	2024	2023
Operating lease cost(a)	Direct operating	$36	$33
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	6	6
Interest on lease liabilities	Interest expense, net	1	—
Sublease income	Equipment rental revenue	(18)	(16)
Net lease cost		$25	$23

(a) Includes short-term leases of $14 million for the three months ended March 31, 2024 and 2023, and variable lease costs of $1 million for the three months ended March 31, 2024 and 2023.

Note 8—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at March 31, 2024	Weighted Average Stated Interest Rate at March 31, 2024	Fixed or Floating Interest Rate	Maturity	March 31, 2024	December 31, 2023
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200	$1,200
Other Debt
ABL Credit Facility	N/A	6.92%	Floating	2027	2,173	2,072
AR Facility	N/A	6.15%	Floating	2024	325	345
Finance lease liabilities	4.07%	N/A	Fixed	2024-2031	75	76
Unamortized Debt Issuance Costs(a)					(5)	(5)
Total debt					3,768	3,688
Less: Current maturities of long-term debt					(15)	(15)
Long-term debt, net					$3,753	$3,673

(a)    Unamortized debt issuance costs totaling $8 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of March 31, 2024 and December 31, 2023, are included in "Other long-term assets" in the condensed consolidated balance sheets.

The effective interest rate for the fixed rate 2027 Notes (as defined below) includes the stated interest on the notes and the amortization of any debt issuance costs.

Senior Notes
On July 9, 2019, the Company issued $1.2 billion aggregate principal amount of its 5.50% Senior Notes due 2027 (the "2027 Notes"). Interest on the 2027 Notes accrues at the rate of 5.50% per annum and is payable semi-annually in arrears on January 15 and July 15. The 2027 Notes will mature on July 15, 2027. Additional information about the 2027 Notes is included in Note 11, "Debt" to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023.

ABL Credit Facility
On July 31, 2019, Herc Holdings, Herc and certain other subsidiaries of Herc Holdings entered into a credit agreement with respect to a senior secured asset-based revolving credit facility (the "ABL Credit Facility"), which was amended and extended on July 5, 2022. The ABL Credit Facility provides for aggregate maximum borrowings of up to $3.5 billion (subject to

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

availability under a borrowing base). Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation. Subject to the satisfaction of certain conditions and limitations, the ABL Credit Facility allows for the addition of incremental revolving commitments and/or incremental term loans. The ABL Credit Facility matures on July 5, 2027. Additional information about the ABL Credit Facility is included in Note 11, "Debt" to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023.

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
Borrowing Capacity and Availability
After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of March 31, 2024 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,300	$1,300
AR Facility	45	5
Total	$1,345	$1,305

Letters of Credit
As of March 31, 2024, $27 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $223 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
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

	Weighted Average Effective Interest Rate at March 31, 2024	Maturities	March 31, 2024	December 31, 2023
Financing obligations	5.38%	2026-2038	$109	$110
Unamortized financing issuance costs			(2)	(2)
Total financing obligations			107	108
Less: Current maturities of financing obligations			(4)	(4)
Financing obligations, net			$103	$104

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 10—Income Taxes

Income tax provision was $16 million, with an effective tax rate of 20%, for the three months ended March 31, 2024 compared to $8 million and 11% in the same period of 2023. The rate increase was driven by the reduced benefit related to stock-based compensation of $3 million for the three months ended March 31, 2024 compared to $12 million for the same period of 2023, and certain non-deductible expenses.

Note 11—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the three months ended March 31, 2024 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(20)	$(98)	$(118)
Other comprehensive loss before reclassification	—	(6)	(6)
Net current period other comprehensive loss	—	(6)	(6)
Balance at March 31, 2024	$(20)	$(104)	$(124)

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

Cash Equivalents

Cash equivalents primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company measures the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had $31 million in cash equivalents at March 31, 2024 and December 31, 2023.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of March 31, 2024 and December 31, 2023. The fair value of the Company's 2027 Notes is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	March 31, 2024		December 31, 2023
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200	$1,177	$1,200	$1,180

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

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended March 31,
	2024	2023
Basic and diluted earnings per share:
Numerator:
Net income, basic and diluted	$65	$67
Denominator:
Basic weighted average common shares	28.3	29.0
Stock options, RSUs and PSUs	0.1	0.4
Weighted average shares used to calculate diluted earnings per share	28.4	29.4
Earnings per share:
Basic	$2.30	$2.31
Diluted	$2.29	$2.28
Antidilutive stock options, RSUs and PSUs	—	0.1

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Economic Conditions

Despite continued economic uncertainty, elevated interest rates, potential labor disruptions, and inflation, the equipment rental industry remains resilient, as demonstrated by the increase in volume in the current quarter. We actively monitor the impact of the dynamic macroeconomic environment and manage our business to adjust to such conditions. Interest rates on our debt instruments remain elevated; most notably, the weighted average interest rate on our floating rate debt has increased from 6.24% in the first quarter of 2023 to 6.82% in the current quarter. We monitor our exposure to floating rate debt and reevaluate our capital allocation strategy, as necessary. In response to supply chain disruptions easing in certain categories of equipment, we continue to increase the volume of sales of rental equipment, remaining mindful to the possibility we may experience more severe supply chain disruptions in the future. Although inflation appears to have stabilized, we have experienced and expect to continue to experience inflationary pressures, a portion of which, such as for fuel and delivery, is passed on to customers. There are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. We cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted by these ongoing economic conditions, however, we believe we are well-positioned to operate effectively through the present environment.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023	Change	Change
Equipment rental	$719	$654	$65	10%
Sales of rental equipment	69	71	(2)	(3)
Sales of new equipment, parts and supplies	9	8	1	13
Service and other revenue	7	7	—	—
Total revenues	804	740	64	9
Direct operating	307	281	26	9
Depreciation of rental equipment	160	152	8	5
Cost of sales of rental equipment	46	46	—	—
Cost of sales of new equipment, parts and supplies	6	5	1	20
Selling, general and administrative	115	106	9	8
Non-rental depreciation and amortization	29	26	3	12
Interest expense, net	61	48	13	27
Other expense (income), net	(1)	1	(2)	(200)
Income before income taxes	81	75	6	8
Income tax provision	(16)	(8)	(8)	100
Net income	$65	$67	$(2)	(3)%

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Equipment rental revenue increased $65 million, or 10%, during the first quarter of 2024 due to higher volume of equipment on rent of 8.0% and pricing growth of 5.1% over the same period in the prior year.

Sales of rental equipment decreased $2 million, or 3%, during the first quarter of 2024 when compared to the first quarter of 2023. We continue to sell equipment in line with our fleet rotation planning to improve the equipment mix and manage fleet age. The margin on sales of rental equipment was 33% in 2024 compared to 35% in 2023. The slight decrease in margin on sale of rental equipment in 2024 was primarily due to mix of equipment sold.

Direct operating expenses in the first quarter of 2024 increased $26 million, or 9%, when compared to the first quarter of 2023. Direct operating expenses were 42.7% of equipment rental revenue in 2024, compared to 43.0% in the prior-year period, reflecting better cost performance and fixed cost absorption on higher revenue despite increases in (i) personnel-related expenses of $17 million resulting from increased headcount in support of growth initiatives, (ii) facilities expense of $5 million as we have added more locations through acquisitions and opening greenfield locations and (iii) maintenance expense of $5 million related to our increased fleet size in 2024. These increases were partially offset by a decrease in fuel expense of $4 million due to lower average fuel prices in the first quarter of 2024.

Depreciation of rental equipment increased $8 million, or 5%, during the first quarter of 2024 when compared to the first quarter of 2023 due to an increase in average fleet size. Non-rental depreciation and amortization increased $3 million, or 12%, primarily due to amortization of intangible assets related to acquisitions.

Selling, general and administrative expenses increased $9 million, or 8%, in the first quarter of 2024 when compared to the first quarter of 2023. The increase was primarily due to increases in selling expenses, including commissions and other variable compensation, of $4 million, advertising and travel expense of $3 million, and general payroll and benefits of $2 million. Selling, general and administrative expenses were 16.0% of equipment rental revenue in 2024 compared to 16.2% in the prior-year period due to continued focus on improving operating leverage while expanding revenues.

Interest expense, net increased $13 million, or 27%, during the first quarter of 2024 when compared with the first quarter of 2023 due to increased borrowings on the ABL Credit Facility primarily to fund acquisition growth and invest in rental equipment and higher interest rates on floating rate debt.

Income tax provision was $16 million, with an effective tax rate of 20%, during the first quarter of 2024 compared to $8 million and 11% in the same period of 2023. The rate increase was driven by a reduction in the benefit related to stock-based compensation and certain non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of liquidity include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, funding acquisitions, payment of dividends, and share repurchases. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of March 31, 2024, we had approximately $3.8 billion of total nominal indebtedness outstanding.

Our liquidity as of March 31, 2024 consisted of cash and cash equivalents of $63 million and unused commitments of approximately $1.3 billion under our ABL Credit Facility and AR Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

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

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Three Months Ended March 31,
	2024	2023	$ Change
Cash provided by (used in):
Operating activities	$240	$235	$5
Investing activities	(296)	(451)	155
Financing activities	48	202	(154)
Effect of exchange rate changes	—	—	—
Net change in cash and cash equivalents	$(8)	$(14)	$6

Operating Activities

During the three months ended March 31, 2024, we generated $5 million more cash from operating activities compared with the same period in 2023. The increase was related to the timing of payments on accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities decreased $155 million during the three months ended March 31, 2024 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment, non-rental capital expenditures and acquisitions. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below. Additionally, we closed on four acquisitions during the three months ended March 31, 2024 for a net cash outflow of $148 million.

Financing Activities

Cash provided by financing activities decreased $154 million during the three months ended March 31, 2024 when compared with the prior-year period. Financing activities primarily represents our changes in debt, which included net borrowings of $83 million on our revolving lines of credit and securitization, which were used primarily to fund acquisitions and invest in rental equipment during the period. Net borrowings in the prior year period were $293 million.

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

	Three Months Ended March 31,
	2024	2023
Rental equipment expenditures	$181	$332
Disposals of rental equipment	(61)	(49)
Net rental equipment expenditures	$120	$283
Net capital expenditures for rental equipment decreased $163 million during the three months ended March 31, 2024 compared to the same period in 2023. As the supply chain constraints in several categories of equipment have eased, our rental equipment expenditures have returned to taking deliveries in line with our normal seasonal cadence, while we continue to optimize our fleet by investing in high growth markets as part of our long-term capital expenditure plans. Disposals have also slightly increased in the current year to maintain an appropriate mix of fleet and manage fleet age, while ensuring we have sufficient capacity of equipment to meet customer demand in light of some continuing supply chain constraints in certain equipment categories.
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

In connection with the AR Facility, we sell accounts receivable on an ongoing basis to a wholly-owned special-purpose entity (the "SPE"). The accounts receivable and other assets of the SPE are encumbered in favor of the lenders under our AR Facility. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Substantially all of the remaining assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our ABL Credit Facility. None of such assets are available to satisfy the claims of our general creditors. See Note 11, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 8, "Debt" included in Part I, Item 1 "Financial Statements" of this Report for more information.

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

As of March 31, 2024, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,300	$1,300
AR Facility	45	5
Total	$1,345	$1,305

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of March 31, 2024, $27 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $223 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our 2027 Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of March 31, 2024, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

At March 31, 2024, Herc Holdings' balance sheet was substantially identical to that of Herc, with the exception of the debt held by Herc Holdings (2027 Notes and ABL Credit Facility) and certain components of shareholders equity. For the three months ended March 31, 2024 and 2023, the statements of operations of Herc Holdings and Herc were identical with the exception of interest expense on the debt held at Herc Holdings that is not reflected in the statement of operations of Herc.

Additional information on the terms of our 2027 Notes, ABL Credit Facility and AR Facility is included in Note 11, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2023. For a discussion of the risks associated with our indebtedness, see Part I, Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of March 31, 2024, there have been no material changes to our indemnification obligations as disclosed in Note 17, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2023. For further information, see the discussion on indemnification obligations included in Note 12, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

As of March 31, 2024, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 12, "Commitments and Contingencies" to the notes to our condensed consolidated financial statements in Part I, Item 1 "Financial Statements" of this Report.

ITEM 1A.    RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those previously disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, we announced a $1 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount and our repurchases may be subject to certain predetermined price/volume guidelines, set from time-to-time, by our board of directors. The timing and extent to which we repurchase shares will depend upon, among other things, strategic priorities, market conditions, share price, liquidity targets, contractual restrictions, regulatory requirements and other factors. Share repurchases may be commenced or suspended at any time or from time-to-time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the three months ended March 31, 2024. As of March 31, 2024, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $161 million.

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

10.1*
Amendment No. 2 to Credit Agreement, dated April 11, 2024, by and among Bank of America, N.A., as Agent, the financial institutions from time to time parties thereto, Herc Holdings Inc. (the "Company"), each the Subsidiaries of the Company party hereto as U.S. Subsidiary Borrowers, Matthews Equipment Limited, and the Subsidiaries of the Company party hereto as Guarantors.

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

Date:	April 23, 2024	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK HUMPHREY
Mark Humphrey Senior Vice President and Chief Financial Officer