Form 10-Q
period 2024-06-30
HERC HOLDINGS INC
filed 2024-07-23
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 19, 2024, there were 28,394,557 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2024 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our business plans and strategy, projected profitability, performance or cash flows, future capital expenditures, our growth strategy, including our ability to grow organically and through M&A, anticipated financing needs, business trends, our capital allocation strategy, liquidity and capital management, exploring strategic alternatives for Cinelease, including the timing of the review process, the outcome of the process and the costs and benefits of the process, and other information that is not historical information. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

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

PART I—FINANCIAL INFORMATION

ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$70	$71
Receivables, net of allowances of $19 and $20, respectively	570	563
Other current assets	55	77
Assets held for sale	22	21
Total current assets	717	732
Rental equipment, net	4,013	3,831
Property and equipment, net	517	465
Right-of-use lease assets	803	665
Intangible assets, net	514	467
Goodwill	590	483
Other long-term assets	9	10
Assets held for sale	412	408
Total assets	$7,575	$7,061
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and financing obligations	$19	$19
Current maturities of operating lease liabilities	38	37
Accounts payable	286	212
Accrued liabilities	221	221
Liabilities held for sale	21	19
Total current liabilities	585	508
Long-term debt, net	3,864	3,673
Financing obligations, net	102	104
Operating lease liabilities	789	646
Deferred tax liabilities	761	743
Other long term liabilities	49	46
Liabilities held for sale	63	68
Total liabilities	6,213	5,788
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 33.3 and 33.1 shares issued and 28.4 and 28.2 shares outstanding	—	—
Additional paid-in capital	1,821	1,820
Retained earnings	595	498
Accumulated other comprehensive loss	(127)	(118)
Treasury stock, at cost, 4.9 shares and 4.9 shares	(927)	(927)
Total equity	1,362	1,273
Total liabilities and equity	$7,575	$7,061

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Equipment rental	$765	$702	$1,484	$1,356
Sales of rental equipment	65	83	134	154
Sales of new equipment, parts and supplies	10	10	19	18
Service and other revenue	8	7	15	14
Total revenues	848	802	1,652	1,542
Expenses:
Direct operating	326	282	633	563
Depreciation of rental equipment	165	161	325	313
Cost of sales of rental equipment	45	56	91	102
Cost of sales of new equipment, parts and supplies	6	7	12	12
Selling, general and administrative	120	111	235	217
Non-rental depreciation and amortization	30	28	59	54
Interest expense, net	63	54	124	102
Other expense (income), net	—	—	(1)	1
Total expenses	755	699	1,478	1,364
Income before income taxes	93	103	174	178
Income tax provision	(23)	(27)	(39)	(35)
Net income	$70	$76	$135	$143

Weighted average shares outstanding:
Basic	28.4	28.4	28.3	28.7
Diluted	28.5	28.6	28.4	29.0
Earnings per share:
Basic	$2.46	$2.68	$4.77	$4.98
Diluted	$2.46	$2.66	$4.75	$4.93

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$70	$76	$135	$143
Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	5	(9)	6
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	—	—	—	1
Total other comprehensive income (loss)	(3)	5	(9)	7
Total comprehensive income	$67	$81	$126	$150

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2023	28.2	$—	$1,820	$498	$(118)	$(927)	$1,273
Net income	—	—	—	65	—	—	65
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Stock-based compensation charges	—	—	5	—	—	—	5
Dividends declared, $0.665 per share	—	—	—	(19)	—	—	(19)
Net settlement on vesting of equity awards	0.1	—	(12)	—	—	—	(12)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	—	—	1	—	—	—	1
Balance at March 31, 2024	28.3	—	1,815	544	(124)	(927)	1,308
Net income	—	—	—	70	—	—	70
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Stock-based compensation charges	—	—	4	—	—	—	4
Dividends declared, $0.665 per share	—	—	—	(19)	—	—	(19)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	0.1	—	1	—	—	—	1
Balance at June 30, 2024	28.4	—	$1,821	$595	$(127)	$(927)	$1,362

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2022	28.9	$—	$1,820	$224	$(129)	$(807)	$1,108
Net income	—	—	—	67	—	—	67
Other comprehensive income	—	—	—	—	2	—	2
Stock-based compensation charges	—	—	4	—	—	—	4
Dividends declared, $0.6325 per share	—	—	—	(19)	—	—	(19)
Net settlement on vesting of equity awards	0.3	—	(25)	—	—	—	(25)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	—	—	1	—	—	—	1
Repurchase of common stock	(0.4)	—	—	—	—	(52)	(52)
Balance at March 31, 2023	28.8	—	1,801	272	(127)	(859)	1,087
Net income	—	—	—	76	—	—	76
Other comprehensive income	—	—	—	—	5	—	5
Stock-based compensation charges	—	—	5	—	—	—	5
Dividends declared, $0.6325 per share	—	—	—	(18)	—	—	(18)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	—	—	1	—	—	—	1
Repurchase of common stock	(0.5)	—	—	—	—	(55)	(55)
Balance at June 30, 2023	28.3	—	$1,808	$330	$(122)	$(914)	$1,102
The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$135	$143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of rental equipment	325	313
Depreciation of property and equipment	39	34
Amortization of intangible assets	20	20
Amortization of deferred debt and financing obligations costs	2	2
Stock-based compensation charges	9	9
Provision for receivables allowances	28	30
Deferred taxes	20	20
Gain on sale of rental equipment	(43)	(52)
Other	6	3
Changes in assets and liabilities:
Receivables	(22)	(24)
Other assets	9	1
Accounts payable	13	(6)
Accrued liabilities and other long-term liabilities	17	23
Net cash provided by operating activities	558	516
Cash flows from investing activities:
Rental equipment expenditures	(468)	(703)
Proceeds from disposal of rental equipment	125	131
Non-rental capital expenditures	(71)	(77)
Proceeds from disposal of property and equipment	4	6
Acquisitions, net of cash acquired	(290)	(272)
Other investing activities	—	(15)
Net cash used in investing activities	(700)	(930)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Proceeds from issuance of long-term debt	800	—
Proceeds from revolving lines of credit and securitization	840	1,290
Repayments on revolving lines of credit and securitization	(1,433)	(719)
Principal payments under finance lease and financing obligations	(10)	(8)
Payment of debt issuance costs	(9)	—
Dividends paid	(39)	(38)
Net settlement on vesting of equity awards	(12)	(25)
Proceeds from employee stock purchase plan	2	2
Proceeds from exercise of stock options	2	2
Repurchase of common stock	—	(107)
Net cash provided by financing activities	141	397
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net change in cash and cash equivalents during the period	(1)	(17)
Cash and cash equivalents at beginning of period	71	54
Cash and cash equivalents at end of period	$70	$37

Supplemental disclosure of cash flow information:
Cash paid for interest	$123	$100
Cash paid for income taxes, net	$9	$4
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$43	$47
Non-rental capital expenditures in accounts payable	$17	$2
Disposal of rental equipment in accounts receivable	$1	$18
Supplemental disclosure of non-cash investing and financing activity:
Equipment acquired through finance lease	$3	$4

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Organization and Description of Business

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or "the Company") is one of the leading equipment rental suppliers with 428 locations in North America as of June 30, 2024. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 58 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 92.4% and 92.5% of total revenue for the three and six months ended June 30, 2024, respectively, compared to 91.6% and 91.8% for the same periods in 2023.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following summarizes the applicable accounting guidance for the Company’s revenues for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,
	2024			2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$685	$—	$685	$631	$—	$631
Other rental revenue:
Delivery and pick-up	—	53	53	—	46	46
Other	27	—	27	25	—	25
Total other rental revenues	27	53	80	25	46	71
Total equipment rental	712	53	765	656	46	702
Sales of rental equipment	—	65	65	—	83	83
Sales of new equipment, parts and supplies	—	10	10	—	10	10
Service and other revenues	—	8	8	—	7	7
Total revenues	$712	$136	$848	$656	$146	$802

	Six Months Ended June 30,
	2024			2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$1,333	$—	$1,333	$1,221	$—	$1,221
Other rental revenue:
Delivery and pick-up	—	98	98	—	87	87
Other	53	—	53	48	—	48
Total other rental revenues	53	98	151	48	87	135
Total equipment rental	1,386	98	1,484	1,269	87	1,356
Sales of rental equipment	—	134	134	—	154	154
Sales of new equipment, parts and supplies	—	19	19	—	18	18
Service and other revenues	—	15	15	—	14	14
Total revenues	$1,386	$266	$1,652	$1,269	$273	$1,542
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales of rental equipment	$65	$83	$134	$154
Sales of new equipment	3	4	6	5
Sales of parts and supplies	7	6	13	13
Total	$75	$93	$153	$172

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
Under Topic 606, the accounts receivable balance, prior to allowances for doubtful accounts, for the sale of rental equipment, new equipment, parts and supplies, was approximately $12 million and $11 million as of June 30, 2024 and December 31, 2023, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three and six months ended June 30, 2024 and 2023 that was included in the contract liability balance as of the beginning of each period.

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and six months ended June 30, 2024 and 2023 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2024.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	June 30, 2024	December 31, 2023
Rental equipment	$6,116	$5,785
Less: Accumulated depreciation	(2,103)	(1,954)
Rental equipment, net	$4,013	$3,831

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 5—Goodwill and Intangible Assets

Goodwill
The following summarizes the Company's goodwill (in millions):

	June 30, 2024	December 31, 2023
Balance at the beginning of the period:
Goodwill, gross	$1,154	$1,088
Accumulated impairment losses	(671)	(669)
Goodwill	483	419

Goodwill classified as held for sale	—	(65)
Additions	108	128
Currency translation	(1)	1

Balance at the end of the period:
Goodwill, gross	1,258	1,154
Accumulated impairment losses	(668)	(671)
Goodwill	$590	$483

Intangible Assets

Intangible assets, net, consisted of the following major classes (in millions):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$307	$(85)	$222
Internally developed software(a)	73	(51)	22
Total	380	(136)	244
Indefinite-lived intangible assets:
Trade name	270	—	270
Total intangible assets, net	$650	$(136)	$514
(a) Includes capitalized costs of $11 million yet to be placed into service.

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$248	$(69)	$179
Internally developed software(a)	64	(47)	17
Total	312	(116)	196
Indefinite-lived intangible assets:
Trade name	271	—	271
Total intangible assets, net	$583	$(116)	$467
(a) Includes capitalized costs of $3 million yet to be placed into service.

Amortization of intangible assets was $10 million and $20 million for the three and six months ended June 30, 2024, respectively, and $11 million and $20 million for the three and six months ended June 30, 2023, respectively.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 6—Assets Held for Sale

As of June 30, 2024, the Company's assets held for sale consisted of the Cinelease studio entertainment and lighting and grip equipment rental business ("Cinelease"). The film and studio entertainment industry has shifted to a studio centric model where owning or managing a large footprint of studios is becoming more important to be a competitive equipment rental provider, requiring significant investment in fully managed studios. This business model is a departure from the Company's stated growth strategy. Cinelease has been actively marketed for sale and management expects a transaction to be completed within 12 months of the date it was determined to be held for sale.

The following table summarizes the assets and liabilities held for sale (in millions):

	June 30, 2024	December 31, 2023
Assets held for sale:
Cash and cash equivalents	$1	$1
Receivables, net of allowances	10	8
Other current assets	11	12
Total current assets held for sale	$22	$21

Rental equipment, net	$186	$183
Property and equipment, net	35	34
Right-of-use lease assets	74	75
Intangible assets, net	4	4
Goodwill	65	65
Other long-term assets	48	47
Total long-term assets held for sale	$412	$408

Liabilities held for sale:
Current maturities of operating lease liabilities	$8	$8
Accounts payable	7	6
Accrued liabilities	6	5
Total current liabilities held for sale	$21	$19

Operating lease liabilities	$63	$68
Total long-term liabilities held for sale	$63	$68

Note 7—Leases

The Company leases real estate, office equipment and service vehicles. The Company's leases have remaining lease terms of up to 23 years, some of which include options to extend the leases for up to 20 years. The Company determines the lease term used to record each lease by including the initial lease term and, in the case where there are options to extend, will include the option to extend if it has determined that it is reasonably certain that the Company would exercise those options.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The components of lease expense consist of the following (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2024	2023	2024	2023
Operating lease cost(a)	Direct operating	$41	$34	$77	$67
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	4	3	8	7
Interest on lease liabilities	Interest expense, net	—	1	1	1
Sublease income	Equipment rental revenue	(21)	(16)	(39)	(32)
Net lease cost		$24	$22	$47	$43

(a) Includes short-term leases of $18 million and $32 million for the three and six months ended June 30, 2024, respectively, and $14 million and $28 million for the three and six months ended June 30, 2023, respectively, and variable lease costs of $1 million and $2 million for the three and six months ended June 30, 2024 and June 30, 2023.

Note 8—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at June 30, 2024	Weighted Average Stated Interest Rate at June 30, 2024	Fixed or Floating Interest Rate	Maturity	June 30, 2024	December 31, 2023
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200	$1,200
2029 Notes	6.91%	6.63%	Fixed	2029	800	—
Other Debt
ABL Credit Facility	N/A	6.80%	Floating	2027	1,502	2,072
AR Facility	N/A	6.16%	Floating	2024	319	345
Finance lease liabilities	4.09%	N/A	Fixed	2024-2031	71	76
Unamortized debt issuance costs(a)					(13)	(5)
Total debt					3,879	3,688
Less: Current maturities of long-term debt					(15)	(15)
Total long-term debt, net					$3,864	$3,673
(a)    Unamortized debt issuance costs totaling $7 million and $8 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of June 30, 2024 and December 31, 2023, are included in "Other long-term assets" in the condensed consolidated balance sheets.

The effective interest rates for the fixed rate 2027 Notes and 2029 Notes (as defined below) includes the stated interest on the notes and the amortization of any debt issuance costs.

Senior Notes—2027 Notes
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

Senior Notes—2029 Notes
On June 7, 2024, the Company issued $800 million aggregate principal amount of its 6.625% Senior Notes due 2029 (the "2029 Notes" and, together with the 2027 Notes, the "Notes"). The net proceeds were used to repay a portion of the indebtedness outstanding under the ABL Credit Facility and to pay related fees and expenses. Interest on the 2029 Notes accrues at the rate of

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

6.625% per annum and will be payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2024. The 2029 Notes will mature on June 15, 2029.
Ranking; Guarantees
The 2029 Notes are the Company's senior unsecured obligations, ranking equally in right of payment with all of the Company's existing and future senior indebtedness, effectively junior to any of the Company's existing and future indebtedness, including the ABL Credit Facility, to the extent of the value of the assets securing such indebtedness, and senior in right of payment to any of the Company's existing and future subordinated indebtedness. The 2029 Notes are guaranteed on a senior unsecured basis, subject to limited exceptions including special purpose securitization subsidiaries, by the Company's current and future domestic subsidiaries.
Redemption
The Company may, at its option, redeem the 2029 Notes, in whole or in part, at any time prior to June 15, 2026, at a price equal to 100% of the aggregate principal amount of the 2029 Notes, plus the applicable make-whole premium and accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may, at its option, redeem the 2029 Notes, in whole or in part, at any time (i) on or after June 15, 2026 and prior to June 15, 2027, at a price equal to 103.313% of the principal amount of the 2029 Notes, (ii) on or after June 15, 2027 and prior to June 15, 2028, at a price equal to 101.656% of the principal amount of the 2029 Notes and (iii) on or after June 15, 2028, at a price equal to 100.000% of the principal amount of the 2029 Notes, in each case, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time on or prior to June 15, 2026, the Company may, at its option, redeem up to 40% of the aggregate principal amount of the 2029 Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 106.625% of the principal amount of the 2029 Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
Covenants
The indenture governing the 2029 Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: indebtedness; restricted payments; liens; dispositions of proceeds from asset sales; transactions with affiliates; dividends and other payment restrictions affecting restricted subsidiaries; designations of unrestricted subsidiaries; and mergers, consolidations and sale of assets. Upon the occurrence of certain events constituting a change of control triggering event, the Company is required to make an offer to repurchase all of the 2029 Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date. If the Company sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the 2029 Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
Events of Default
The indenture also provides for customary events of default, including the following (subject to any applicable cure period): nonpayment, breach of covenants in the indenture, payment defaults under or acceleration of certain other indebtedness, failure to discharge certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs or is continuing, the trustee or the holders of at least 30% in aggregate principal amount of the 2029 Notes then outstanding may declare the principal of, premium, if any, and accrued and unpaid interest, if any, to be due and payable immediately.

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
Borrowing Capacity and Availability
After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of June 30, 2024 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,971	$1,971
AR Facility	51	33
Total	$2,022	$2,004

Letters of Credit
As of June 30, 2024, $27 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $223 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
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

	Weighted Average Effective Interest Rate at June 30, 2024	Maturities	June 30, 2024	December 31, 2023
Financing obligations	5.38%	2026-2038	$108	$110
Unamortized financing issuance costs			(2)	(2)
Total financing obligations			106	108
Less: Current maturities of financing obligations			(4)	(4)
Financing obligations, net			$102	$104

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 10—Income Taxes

Income tax provision was $23 million, with an effective tax rate of 25%, for the three months ended June 30, 2024 compared to $27 million and 26% in the same period of 2023. The rate decrease was primarily driven by certain non-deductible expenses.

Income tax provision for the six months ended June 30, 2024, was $39 million compared to $35 million in 2023. The effective tax rate during 2024 was 22% compared to 20% in 2023. The increase in the rate was driven by the reduced benefit related to stock-based compensation of $3 million for the six months ended June 30, 2024, compared to $12 million for the same period of 2023, and certain non-deductible expenses.

Note 11—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the six months ended June 30, 2024 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(20)	$(98)	$(118)
Other comprehensive loss before reclassification	—	(9)	(9)
Net current period other comprehensive loss	—	(9)	(9)
Balance at June 30, 2024	$(20)	$(107)	$(127)

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

Cash Equivalents

Cash equivalents primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company measures the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had $43 million in cash equivalents at June 30, 2024 and $31 million at December 31, 2023.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of June 30, 2024 and December 31, 2023. The fair value of the Company's Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	June 30, 2024		December 31, 2023
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200	$1,179	$1,200	$1,180
2029 Notes	800	811	—	—
Notes	$2,000	$1,990	$1,200	$1,180

Note 14—Earnings Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted earnings per share:
Numerator:
Net income, basic and diluted	$70	$76	$135	$143
Denominator:
Basic weighted average common shares	28.4	28.4	28.3	28.7
Stock options, RSUs and PSUs	0.1	0.2	0.1	0.3
Weighted average shares used to calculate diluted earnings per share	28.5	28.6	28.4	29.0
Earnings per share:
Basic	$2.46	$2.68	$4.77	$4.98
Diluted	$2.46	$2.66	$4.75	$4.93
Antidilutive stock options, RSUs and PSUs	—	0.2	—	0.1

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

Note 16—Subsequent Event

In July 2024, the Company acquired the assets of Otay Mesa Sales ("Otay") for approximately $264 million. Otay was a full-service general equipment rental company comprising approximately 135 employees and four locations serving construction and industrial customers throughout the metropolitan areas of San Diego, California and Phoenix and Yuma, Arizona.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Economic Conditions

Despite continued economic uncertainty, elevated interest rates, potential labor disruptions, and inflation, the equipment rental industry remains resilient, as demonstrated by the increase in volume on rent in the current quarter. We actively monitor the impact of the dynamic macroeconomic environment and manage our business to adjust to such conditions. Interest rates on our debt instruments remain elevated; most notably, the weighted average interest rate on our floating rate debt has increased from 6.61% in the second quarter of 2023 to 6.69% in the current quarter. We monitor our exposure to floating rate debt and reevaluate our capital allocation strategy, as necessary. In response to supply chain disruptions easing in certain categories of equipment, we have returned to a more normalized cadence of rental equipment expenditures and disposals, remaining mindful of the possibility we may experience more severe supply chain disruptions in the future. Although inflation appears to have stabilized, we have experienced and expect to continue to experience inflationary pressures, a portion of which, such as for fuel and delivery, is passed on to customers. There are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. We cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted by these ongoing economic conditions, however, we believe we are well-positioned to operate effectively through the present environment.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	Change	2024	2023	Change	Change
Equipment rental	$765	$702	$63	9%	$1,484	$1,356	$128	9%
Sales of rental equipment	65	83	(18)	(22)	134	154	(20)	(13)
Sales of new equipment, parts and supplies	10	10	—	—	19	18	1	6
Service and other revenue	8	7	1	14	15	14	1	7
Total revenues	848	802	46	6	1,652	1,542	110	7
Direct operating	326	282	44	16	633	563	70	12
Depreciation of rental equipment	165	161	4	2	325	313	12	4
Cost of sales of rental equipment	45	56	(11)	(20)	91	102	(11)	(11)
Cost of sales of new equipment, parts and supplies	6	7	(1)	(14)	12	12	—	—
Selling, general and administrative	120	111	9	8	235	217	18	8
Non-rental depreciation and amortization	30	28	2	7	59	54	5	9
Interest expense, net	63	54	9	17	124	102	22	22
Other expense (income), net	—	—	—	—	(1)	1	(2)	(200)
Income before income taxes	93	103	(10)	(10)	174	178	(4)	(2)
Income tax provision	(23)	(27)	4	(15)	(39)	(35)	(4)	11
Net income	$70	$76	$(6)	(8)%	$135	$143	$(8)	(6)%

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

Equipment rental revenue increased $63 million, or 9%, during the second quarter of 2024 due to higher volume of equipment on rent of 6.4% and pricing growth of 3.5% over the same period of the prior year.

Sales of rental equipment decreased $18 million, or 22%, during the second quarter of 2024 when compared to the second quarter of 2023. We continue to sell equipment in line with our fleet rotation planning to improve the equipment mix and manage fleet age. The margin on sales of rental equipment was 31% in 2024 compared to 33% in 2023. The slight decrease in margin on sale of rental equipment in 2024 resulted from continued normalization of used equipment pricing in the market off peak pricing in prior years, partially offset by improvement in the mix of equipment sold in the higher margin retail and wholesale channels.

Direct operating expenses in the second quarter of 2024 increased $44 million, or 16%, when compared to the second quarter of 2023. Direct operating expenses were 42.6% of equipment rental revenue in 2024, compared to 40.2% in the prior-year period, reflecting increases in (i) personnel-related expenses of $18 million resulting from increased headcount in support of growth initiatives, including greenfields and acquisitions, (ii) delivery expense of $6 million due to increased volume of transactions and transfers of equipment between branches to drive higher fleet efficiency; (iii) self insurance reserve increase of $6 million due to claims development attributable unsettled cases; (iv) facilities expense of $4 million as we have added more locations through acquisitions and opening greenfield locations; and (v) re-rent expense of $4 million due to corresponding increase in re-rent revenue.

Depreciation of rental equipment increased $4 million, or 2%, during the second quarter of 2024 when compared to the second quarter of 2023 due to an increase in average fleet size. Non-rental depreciation and amortization increased $2 million, or 7%, primarily due to amortization of intangible assets related to acquisitions.

Selling, general and administrative expenses increased $9 million, or 8%, in the second quarter of 2024 when compared to the second quarter of 2023. The increase was primarily due to increases in selling expenses, including commissions and other variable compensation, of $4 million, advertising and travel expense of $2 million, and general payroll and benefits of $2 million. Selling, general and administrative expenses were 15.7% of equipment rental revenue in 2024 compared to 15.8% in the prior-year period due to continued focus on improving operating leverage while expanding revenues.

Interest expense, net increased $9 million, or 17%, during the second quarter of 2024 when compared with the second quarter of 2023 due to increased borrowings on the ABL Credit Facility primarily to fund acquisition growth and invest in rental equipment and higher interest rates on floating rate debt.

Income tax provision was $23 million, with an effective tax rate of 25%, during the second quarter of 2024 compared to $27 million and 26% in the same period of 2023. The rate decrease was driven by certain non-deductible expenses.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

Equipment rental revenue increased $128 million, or 9%, during the first half of 2024 due to higher volume of equipment on rent of 7.2% and pricing growth of 4.3% over the same period of the prior year.

Sales of rental equipment decreased $20 million, or 13%, during the first half of 2024 when compared to the first half of 2023. We continue to sell equipment in line with our fleet rotation planning to improve the equipment mix and manage fleet age. The margin on sales of rental equipment was 32% in 2024 compared to 34% in 2023. The slight decrease in margin on sale of rental equipment in 2024 resulted from continued normalization of used equipment pricing in the market off peak pricing in prior years, partially offset by improvement in the mix of equipment sold in the higher margin retail and wholesale channels.

Direct operating expenses in the first half of 2024 increased $70 million, or 12%, when compared to the first half of 2023. Direct operating expenses were 42.7% of equipment rental revenue in 2024, compared to 41.5% in the prior-year period, reflecting increases in (i) personnel-related expenses of $34 million resulting from increased headcount in support of growth initiatives, including greenfields and acquisitions, (ii) delivery expense of $7 million due to increased volume of transactions and transfers of equipment between branches to drive higher fleet efficiency, (iii) self insurance reserve increase of $7 million due to claims development attributable to unsettled cases, (iv) facilities expense of $9 million as we have added more locations

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

through acquisitions and opening greenfield locations and (v) maintenance expense of $6 million related to our increased fleet size in 2024.

Depreciation of rental equipment increased $12 million, or 4%, during the first half of 2024 when compared to the first half of 2023 due to an increase in average fleet size. Non-rental depreciation and amortization increased $5 million, or 9%, primarily due to amortization of intangible assets related to acquisitions.

Selling, general and administrative expenses increased $18 million, or 8%, in the first half of 2024 when compared to the first half of 2023. The increase was primarily due to increases in selling expenses, including commissions and other variable compensation, of $8 million, advertising and travel expense of $5 million, and general payroll and benefits of $3 million. Selling, general and administrative expenses were 15.8% of equipment rental revenue in 2024 compared to 16.0% in the prior-year period due to continued focus on improving operating leverage while expanding revenues.

Interest expense, net increased $22 million, or 22%, during the first half of 2024 when compared with the first half of 2023 due to increased borrowings on the ABL Credit Facility primarily to fund acquisition growth and invest in rental equipment and higher interest rates on floating rate debt.

Income tax provision was $39 million, with an effective tax rate of 22%, during the first half of 2024 compared to $35 million and 20% in the same period of 2023. The rate increase was driven by a reduction in the benefit related to stock-based compensation and certain non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of liquidity include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, funding acquisitions, payment of dividends, and share repurchases. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of June 30, 2024, we had approximately $3.9 billion of total nominal indebtedness outstanding.

Our liquidity as of June 30, 2024 consisted of cash and cash equivalents of $70 million and unused commitments of approximately $2.0 billion under our ABL Credit Facility and AR Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Six Months Ended June 30,
	2024	2023	$ Change
Cash provided by (used in):
Operating activities	$558	$516	$42
Investing activities	(700)	(930)	230
Financing activities	141	397	(256)
Effect of exchange rate changes	—	—	—
Net change in cash and cash equivalents	$(1)	$(17)	$16

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating Activities

During the six months ended June 30, 2024, we generated $42 million more cash from operating activities compared with the same period in 2023. The increase was primarily related to the timing of payments on accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities decreased $230 million during the six months ended June 30, 2024 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment, non-rental capital expenditures and acquisitions. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below. Additionally, we closed on six acquisitions during the six months ended June 30, 2024 for a net cash outflow of $290 million.

Financing Activities

Cash provided by financing activities decreased $256 million during the six months ended June 30, 2024 when compared with the prior-year period. Financing activities primarily represents our changes in debt, which included borrowings of $840 million on our revolving lines of credit and securitization which were used primarily to fund acquisitions and invest in rental equipment during the period. This was offset by repayments of $1.4 billion through operations and the proceeds from the issuance of our 2029 Notes. Net borrowings in the prior year period were $571 million.

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

	Six Months Ended June 30,
	2024	2023
Rental equipment expenditures	$468	$703
Disposals of rental equipment	(125)	(131)
Net rental equipment expenditures	$343	$572
Net capital expenditures for rental equipment decreased $229 million during the six months ended June 30, 2024 compared to the same period in 2023. As the supply chain constraints have eased, our rental equipment expenditures have returned to taking deliveries and disposing of equipment in line with our normal seasonal cadence, while we continue to optimize our fleet by investing in high growth markets as part of our long-term capital expenditure plans.
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

As of June 30, 2024, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,971	$1,971
AR Facility	51	33
Total	$2,022	$2,004

As of June 30, 2024, $27 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $223 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of June 30, 2024, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

At June 30, 2024, Herc Holdings' balance sheet was substantially identical to that of Herc, with the exception of the debt held by Herc Holdings (Notes and ABL Credit Facility) and certain components of shareholders equity. For the three and six months ended June 30, 2024 and 2023, the statements of operations of Herc Holdings and Herc were identical with the exception of interest expense on the debt held at Herc Holdings that is not reflected in the statement of operations of Herc.

Additional information on the terms of our Notes, ABL Credit Facility and AR Facility is included in Note 11, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2023. For a discussion of the risks associated with our indebtedness, see Part I, Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Dividends

On May 17, 2024, we declared a quarterly dividend of $0.665 per share to record holders as of May 31, 2024, with payment date of June 14, 2024. The declaration of dividends on our common stock is discretionary and will be determined by our board of directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors. The amounts available to pay cash dividends are restricted by our debt agreements.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of June 30, 2024, there have been no material changes to our indemnification obligations as disclosed in Note 17, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2023. For further information, see the discussion on indemnification obligations included in Note 12, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

As of June 30, 2024, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, we announced a $1 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount and our repurchases may be subject to certain predetermined price/volume guidelines, set from time-to-time, by our board of directors. The timing and extent to which we repurchase shares will depend upon, among other things, strategic priorities, market conditions, share price, liquidity targets, contractual restrictions, regulatory requirements and other factors. Share repurchases may be commenced or suspended at any time or from time-to-time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the six months ended June 30, 2024. As of June 30, 2024, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $161 million.

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

4.1
Indenture (including the form of Notes), dated as of June 7, 2024, among Herc Holdings Inc., the subsidiary guarantors party thereto, and Truist Bank (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Herc Holdings Inc. (File No. 001-33139), as filed on June 7, 2024).

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

Date:	July 23, 2024	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK HUMPHREY
Mark Humphrey Senior Vice President and Chief Financial Officer