Form 10-Q
period 2024-09-30
HERC HOLDINGS INC
filed 2024-10-22
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 18, 2024, there were 28,404,593 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2024 (this "Report") includes "forward-looking statements," as that term is defined by the federal securities laws. Forward-looking statements include statements concerning our business plans and strategy, projected profitability, performance or cash flows, future capital expenditures, our growth strategy, including our ability to grow organically and through M&A, anticipated financing needs, business trends, our capital allocation strategy, liquidity and capital management, exploring strategic alternatives for Cinelease, including the timing of the review process, the outcome of the process and the costs and benefits of the process, and other information that is not historical information. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved.

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

PART I—FINANCIAL INFORMATION
ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$142	$71
Receivables, net of allowances of $21 and $20, respectively	623	563
Other current assets	66	77
Assets held for sale	20	21
Total current assets	851	732
Rental equipment, net	4,283	3,831
Property and equipment, net	541	465
Right-of-use lease assets	842	665
Intangible assets, net	572	467
Goodwill	659	483
Other long-term assets	9	10
Assets held for sale	415	408
Total assets	$8,172	$7,061
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and financing obligations	$20	$19
Current maturities of operating lease liabilities	38	37
Accounts payable	360	212
Accrued liabilities	258	221
Liabilities held for sale	21	19
Total current liabilities	697	508
Long-term debt, net	4,163	3,673
Financing obligations, net	101	104
Operating lease liabilities	830	646
Deferred tax liabilities	799	743
Other long term liabilities	44	46
Liabilities held for sale	61	68
Total liabilities	6,695	5,788
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 33.3 and 33.1 shares issued and 28.4 and 28.2 shares outstanding	—	—
Additional paid-in capital	1,829	1,820
Retained earnings	698	498
Accumulated other comprehensive loss	(123)	(118)
Treasury stock, at cost, 4.9 shares and 4.9 shares	(927)	(927)
Total equity	1,477	1,273
Total liabilities and equity	$8,172	$7,061

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Equipment rental	$866	$765	$2,350	$2,121
Sales of rental equipment	81	124	215	278
Sales of new equipment, parts and supplies	9	11	28	29
Service and other revenue	9	8	24	22
Total revenues	965	908	2,617	2,450
Expenses:
Direct operating	334	288	967	851
Depreciation of rental equipment	174	167	499	480
Cost of sales of rental equipment	66	99	157	201
Cost of sales of new equipment, parts and supplies	6	7	18	19
Selling, general and administrative	123	115	358	332
Non-rental depreciation and amortization	33	29	92	83
Interest expense, net	69	60	193	162
Other expense (income), net	—	(3)	(1)	(2)
Total expenses	805	762	2,283	2,126
Income before income taxes	160	146	334	324
Income tax provision	(38)	(33)	(77)	(68)
Net income	$122	$113	$257	$256

Weighted average shares outstanding:
Basic	28.4	28.3	28.4	28.5
Diluted	28.5	28.5	28.5	28.8
Earnings per share:
Basic	$4.30	$3.99	$9.05	$8.98
Diluted	$4.28	$3.96	$9.02	$8.89

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$122	$113	$257	$256
Other comprehensive income (loss):
Foreign currency translation adjustments	3	(6)	(6)	—
Pension and postretirement benefit liability adjustments:
Amortization of net losses included in net periodic pension cost	1	—	1	1
Total other comprehensive income (loss)	4	(6)	(5)	1
Total comprehensive income	$126	$107	$252	$257

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2023	28.2	$—	$1,820	$498	$(118)	$(927)	$1,273
Net income	—	—	—	65	—	—	65
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Stock-based compensation charges	—	—	5	—	—	—	5
Dividends declared, $0.665 per share	—	—	—	(19)	—	—	(19)
Net settlement on vesting of equity awards	0.1	—	(12)	—	—	—	(12)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	—	—	1	—	—	—	1
Balance at March 31, 2024	28.3	—	1,815	544	(124)	(927)	1,308
Net income	—	—	—	70	—	—	70
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Stock-based compensation charges	—	—	4	—	—	—	4
Dividends declared, $0.665 per share	—	—	—	(19)	—	—	(19)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	0.1	—	1	—	—	—	1
Balance at June 30, 2024	28.4	—	1,821	595	(127)	(927)	1,362
Net income	—	—	—	122	—	—	122
Other comprehensive income	—	—	—	—	4	—	4
Stock-based compensation charges	—	—	7	—	—	—	7
Dividends declared, $0.665 per share	—	—	—	(19)	—	—	(19)
Employee stock purchase plan	—	—	1	—	—	—	1
Balance at September 30, 2024	28.4	—	$1,829	$698	$(123)	$(927)	$1,477

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2022	28.9	$—	$1,820	$224	$(129)	$(807)	$1,108
Net income	—	—	—	67	—	—	67
Other comprehensive income	—	—	—	—	2	—	2
Stock-based compensation charges	—	—	4	—	—	—	4
Dividends declared, $0.6325 per share	—	—	—	(19)	—	—	(19)
Net settlement on vesting of equity awards	0.3	—	(25)	—	—	—	(25)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	—	—	1	—	—	—	1
Repurchase of common stock	(0.4)	—	—	—	—	(52)	(52)
Balance at March 31, 2023	28.8	—	1,801	272	(127)	(859)	1,087
Net income	—	—	—	76	—	—	76
Other comprehensive income	—	—	—	—	5	—	5
Stock-based compensation charges	—	—	5	—	—	—	5
Dividends declared, $0.6325 per share	—	—	—	(18)	—	—	(18)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	—	—	1	—	—	—	1
Repurchase of common stock	(0.5)	—	—	—	—	(55)	(55)
Balance at June 30, 2023	28.3	—	1,808	330	(122)	(914)	1,102
Net income	—	—	—	113	—	—	113
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Stock-based compensation charges	—	—	6	—	—	—	6
Dividends declared, $0.6325 per share	—	—	—	(18)	—	—	(18)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	—	—	1	—	—	—	1
Balance at September 30, 2023	28.3	—	$1,816	$425	$(128)	$(914)	$1,199
The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$257	$256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of rental equipment	499	480
Depreciation of property and equipment	60	53
Amortization of intangible assets	32	30
Amortization of deferred debt and financing obligations costs	3	3
Stock-based compensation charges	16	15
Provision for receivables allowances	48	49
Deferred taxes	57	41
Gain on sale of rental equipment	(58)	(77)
Other	10	1
Changes in assets and liabilities:
Receivables	(76)	(79)
Other assets	(5)	(3)
Accounts payable	17	10
Accrued liabilities and other long-term liabilities	34	17
Net cash provided by operating activities	894	796
Cash flows from investing activities:
Rental equipment expenditures	(753)	(1,100)
Proceeds from disposal of rental equipment	198	231
Non-rental capital expenditures	(127)	(119)
Proceeds from disposal of property and equipment	6	11
Acquisitions, net of cash acquired	(567)	(332)
Other investing activities	—	(15)
Net cash used in investing activities	(1,243)	(1,324)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Proceeds from issuance of long-term debt	800	—
Proceeds from revolving lines of credit and securitization	1,530	1,755
Repayments on revolving lines of credit and securitization	(1,821)	(1,016)
Principal payments under finance lease and financing obligations	(15)	(12)
Payment of debt issuance costs	(9)	—
Dividends paid	(58)	(56)
Net settlement on vesting of equity awards	(12)	(25)
Proceeds from employee stock purchase plan	3	3
Proceeds from exercise of stock options	2	3
Repurchase of common stock	—	(107)
Net cash provided by financing activities	420	545
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net change in cash and cash equivalents during the period	71	17
Cash and cash equivalents at beginning of period	71	54
Cash and cash equivalents at end of period	$142	$71

Supplemental disclosure of cash flow information:
Cash paid for interest	$194	$175
Cash paid for income taxes, net	$12	$21
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$126	$—
Non-rental capital expenditures in accounts payable	$5	$—
Disposal of rental equipment in accounts receivable	$4	$—
Supplemental disclosure of non-cash investing and financing activity:
Equipment acquired through finance lease	$4	$15

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Organization and Description of Business

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or "the Company") is one of the leading equipment rental suppliers with 439 locations in North America as of September 30, 2024. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 59 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 93.0% and 92.7% of total revenue for the three and nine months ended September 30, 2024, respectively, compared to 92.2% and 91.9% for the same periods in 2023.
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

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following summarizes the applicable accounting guidance for the Company’s revenues for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,
	2024			2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$777	$—	$777	$684	$—	$684
Other rental revenue:
Delivery and pick-up	—	58	58	—	52	52
Other	31	—	31	29	—	29
Total other rental revenues	31	58	89	29	52	81
Total equipment rental	808	58	866	713	52	765
Sales of rental equipment	—	81	81	—	124	124
Sales of new equipment, parts and supplies	—	9	9	—	11	11
Service and other revenues	—	9	9	—	8	8
Total revenues	$808	$157	$965	$713	$195	$908

	Nine Months Ended September 30,
	2024			2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$2,110	$—	$2,110	$1,905	$—	$1,905
Other rental revenue:
Delivery and pick-up	—	156	156	—	139	139
Other	84	—	84	77	—	77
Total other rental revenues	84	156	240	77	139	216
Total equipment rental	2,194	156	2,350	1,982	139	2,121
Sales of rental equipment	—	215	215	—	278	278
Sales of new equipment, parts and supplies	—	28	28	—	29	29
Service and other revenues	—	24	24	—	22	22
Total revenues	$2,194	$423	$2,617	$1,982	$468	$2,450
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales of rental equipment	$81	$124	$215	$278
Sales of new equipment	2	5	8	10
Sales of parts and supplies	7	6	20	19
Total	$90	$135	$243	$307

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
Under Topic 606, the accounts receivable balance, prior to allowances for credit losses, for the sale of rental equipment, new equipment, parts and supplies, was approximately $16 million and $11 million as of September 30, 2024 and December 31, 2023, respectively.
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

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Receivables and contract assets and liabilities

Most of the Company's equipment rental revenue is accounted for under Topic 842. The customers that are responsible for the remaining equipment rental revenue that is accounted for under Topic 606 are generally the same customers that rent the Company's equipment. Concentration of credit risk with respect to the Company's accounts receivable is limited because a large number of geographically diverse customers makes up its customer base. The Company manages credit risk associated with its accounts receivable at the customer level through credit approvals, credit limits and other monitoring procedures. The Company maintains allowances for credit losses that reflect the Company's estimate of the amount of receivables that the Company will be unable to collect based on its historical write-off experience.

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three and nine months ended September 30, 2024 and 2023 that was included in the contract liability balance as of the beginning of each period.

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and nine months ended September 30, 2024 and 2023 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2024.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	September 30, 2024	December 31, 2023
Rental equipment	$6,453	$5,785
Less: Accumulated depreciation	(2,170)	(1,954)
Rental equipment, net	$4,283	$3,831

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 5—Business Combinations

On July 16, 2024, the Company completed the acquisition of substantially all of the assets of Otay Mesa Sales ("Otay"). Otay was a full-service general equipment rental company comprised of approximately 135 employees and four locations serving construction and industrial customers throughout the metropolitan areas of San Diego, California and Phoenix and Yuma, Arizona. The aggregate consideration for the acquisition was approximately $273 million. The acquisition and related fees and expenses were funded through available cash and drawings on the senior secured asset-based revolving credit facility.

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed (in millions):

Otay
Accounts receivable	$15
Rental equipment	129
Property and equipment	9
Intangibles(a)	65
Total identifiable assets acquired	218
Current liabilities	1
Net identifiable assets acquired	217
Goodwill(b)	56
Net assets acquired	$273

(a) The following table reflects the fair values and useful lives of the acquired intangible assets identified (in millions):

	Otay	Life (years)
Customer relationships	$61	14
Non-compete agreements	4	5
Total acquired intangible assets	$65

(b) The level of goodwill that resulted from the acquisition is primarily reflective of operational synergies that the Company expects to achieve that are not associated with identifiable assets, the value of Otay's assembled workforce and new customer relationships expected to arise from the acquisition. All of the goodwill is expected to be deductible for income tax purposes.

The assets and liabilities for Otay were recorded as of July 16, 2024 and the results of operations have been included in the Company's consolidated results of operations since that date. Total revenue and income before taxes for Otay included in the consolidated statement of operations since the acquisition date are $17 million and $4 million, respectively.

Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below (in millions) gives effect to the acquisition of Otay as if it had been included in the Company's condensed consolidated results for the entire period reflected. The unaudited pro forma supplementary data is provided for informational purposes only and is not indicative of the Company's results of operations had the acquisitions been included for the period presented, nor is it indicative of the Company's future results.

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Herc	Otay	Total	Herc	Otay	Total
Historic/pro forma total revenues	$965	$3	$968	$2,617	$41	$2,658
Historic/combined pretax income	160	1	161	334	4	338
Pro forma adjustments to consolidated pretax income:
Impact of fair value adjustments/useful life changes on depreciation(a)		—	—		3	3
Intangible asset amortization(b)		—	—		(5)	(5)
Interest expense(c)		(1)	(1)		(10)	(10)
Elimination of historic interest(d)		—	—		3	3
Elimination of merger related costs(e)		1	1		2	2
Pro forma pretax income			$161			$331

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Herc	Otay	Total	Herc	Otay	Total
Historic/pro forma total revenues	$908	$18	$926	$2,450	$55	$2,505
Historic/combined pretax income	146	3	149	324	8	332
Pro forma adjustments to consolidated pretax income:
Impact of fair value adjustments/useful life changes on depreciation(a)		1	1		2	2
Intangible asset amortization(b)		(2)	(2)		(6)	(6)
Interest expense(c)		(5)	(5)		(13)	(13)
Elimination of historic interest(d)		1	1		3	3
Pro forma pretax income			$144			$318

(a) Depreciation of rental equipment was adjusted for the fair value at acquisition and changes in useful lives of equipment acquired.
(b) Intangible asset amortization was adjusted to include amortization of the acquired intangible assets.
(c) As discussed above, the Company funded the Otay acquisition primarily using drawings on its senior secured asset-based revolving credit facility. Interest expense was adjusted to reflect interest on such borrowings.
(d) Historic interest on debt that is not part of the combined entity was eliminated.
(e) Merger related direct costs primarily comprised of financial and legal advisory fees associated with the Otay acquisition were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date.

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 6—Goodwill and Intangible Assets

Goodwill
The following summarizes the Company's goodwill (in millions):

	September 30, 2024	December 31, 2023
Balance at the beginning of the period:
Goodwill, gross	$1,154	$1,088
Accumulated impairment losses	(671)	(669)
Goodwill	483	419

Goodwill classified as held for sale	—	(65)
Additions	177	128
Currency translation	(1)	1

Balance at the end of the period:
Goodwill, gross	1,328	1,154
Accumulated impairment losses	(669)	(671)
Goodwill	$659	$483

Intangible Assets

Intangible assets, net, consisted of the following major classes (in millions):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$373	$(95)	$278
Internally developed software(a)	36	(12)	24
Total	409	(107)	302
Indefinite-lived intangible assets:
Trade name	270	—	270
Total intangible assets, net	$679	$(107)	$572
(a) Includes capitalized costs of $15 million yet to be placed into service.

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$248	$(69)	$179
Internally developed software(a)	64	(47)	17
Total	312	(116)	196
Indefinite-lived intangible assets:
Trade name	271	—	271
Total intangible assets, net	$583	$(116)	$467
(a) Includes capitalized costs of $3 million yet to be placed into service.

Amortization of intangible assets was $12 million and $32 million for the three and nine months ended September 30, 2024, respectively, and $10 million and $30 million for the three and nine months ended September 30, 2023, respectively.

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 7—Assets Held for Sale

The Company's assets held for sale consists of the Cinelease studio entertainment and lighting and grip equipment rental business ("Cinelease"). The film and studio entertainment industry has shifted to a studio centric model where owning or managing a large footprint of studios is becoming more important to be a competitive equipment rental provider, requiring significant investment in fully managed studios. This business model is a departure from the Company's stated growth strategy.

During the fourth quarter of 2023, it was determined that Cinelease met all criteria to be classified as assets held for sale with the expectation of a transaction to be completed within 12 months. Since the determination was made, market conditions changed due to labor strikes within the industry that had short-term impacts to the business which slowed the process of exploring strategic alternatives. Cinelease continues to be actively marketed for sale and management expects a transaction to be completed within the upcoming year. The Company continues to assess the fair value, less costs to sell, each reporting period it remains classified as held for sale.

The following table summarizes the assets and liabilities held for sale (in millions):

	September 30, 2024	December 31, 2023
Assets held for sale:
Cash and cash equivalents	$1	$1
Receivables, net of allowances	8	8
Other current assets	11	12
Total current assets held for sale	$20	$21

Rental equipment, net	$196	$183
Property and equipment, net	35	34
Right-of-use lease assets	77	75
Intangible assets, net	4	4
Goodwill	65	65
Other long-term assets	38	47
Total long-term assets held for sale	$415	$408

Liabilities held for sale:
Current maturities of operating lease liabilities	$8	$8
Accounts payable	8	6
Accrued liabilities	5	5
Total current liabilities held for sale	$21	$19

Operating lease liabilities	$61	$68
Total long-term liabilities held for sale	$61	$68

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

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The components of lease expense consist of the following (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2024	2023	2024	2023
Operating lease cost(a)	Direct operating	$40	$32	$117	$99
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	4	3	12	10
Interest on lease liabilities	Interest expense, net	1	—	2	1
Sublease income	Equipment rental revenue	(19)	(13)	(58)	(45)
Net lease cost		$26	$22	$73	$65

(a) Includes short-term leases of $15 million and $47 million for the three and nine months ended September 30, 2024, respectively, and $11 million and $39 million for the three and nine months ended September 30, 2023, respectively, and variable lease costs of $2 million and $4 million for the three and nine months ended September 30, 2024, respectively, and $1 million and $3 million for the three and nine months ended September 30, 2023, respectively.

Note 9—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at September 30, 2024	Weighted Average Stated Interest Rate at September 30, 2024	Fixed or Floating Interest Rate	Maturity	September 30, 2024	December 31, 2023
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200	$1,200
2029 Notes	6.91%	6.63%	Fixed	2029	800	—
Other Debt
ABL Credit Facility	N/A	6.43%	Floating	2027	1,733	2,072
AR Facility	N/A	5.99%	Floating	2025	390	345
Finance lease liabilities	4.12%	N/A	Fixed	2024-2031	68	76
Unamortized debt issuance costs(a)					(13)	(5)
Total debt					4,178	3,688
Less: Current maturities of long-term debt					(15)	(15)
Total long-term debt, net					$4,163	$3,673
(a)    Unamortized debt issuance costs totaling $7 million and $8 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of September 30, 2024 and December 31, 2023, are included in "Other long-term assets" in the condensed consolidated balance sheets.

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

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Senior Notes—2029 Notes
On June 7, 2024, the Company issued $800 million aggregate principal amount of its 6.625% Senior Notes due 2029 (the "2029 Notes" and, together with the 2027 Notes, the "Notes"). The net proceeds were used to repay a portion of the indebtedness outstanding under the ABL Credit Facility and to pay related fees and expenses. Interest on the 2029 Notes accrues at the rate of 6.625% per annum and will be payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2024. The 2029 Notes will mature on June 15, 2029.
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

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Accounts Receivable Securitization Facility
The accounts receivable securitization facility (the "AR Facility") was amended in August 2024 to extend the maturity date to August 31, 2025 and increase the aggregate commitments from $370 million to $400 million. In connection with the AR Facility, Herc sells its accounts receivables on an ongoing basis to Herc Receivables U.S. LLC, a wholly-owned special-purpose entity (the "SPE"). The SPE's sole business consists of the purchase by the SPE of accounts receivable from Herc and borrowing by the SPE against the eligible accounts receivable from the lenders under the facility. The borrowings are secured by liens on the accounts receivable and other assets of the SPE. Collections on the accounts receivable are used to service the borrowings. The SPE is a separate legal entity that is consolidated in the Company's financial statements. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Herc is the servicer of the accounts receivable under the AR Facility. All of the obligations of the servicer and certain indemnification obligations of the SPE under the agreements governing the AR Facility are guaranteed by Herc pursuant to a performance guarantee. The AR Facility is excluded from current maturities of long-term debt as the Company has the intent and ability to fund the AR Facility's borrowings on a long-term basis either by further extending the maturity date of the AR Facility or by utilizing the capacity available at the balance sheet date under the ABL Credit Facility.
Borrowing Capacity and Availability
After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of September 30, 2024 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,733	$1,733
AR Facility	10	10
Total	$1,743	$1,743

Letters of Credit
As of September 30, 2024, $34 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $216 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
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

	Weighted Average Effective Interest Rate at September 30, 2024	Maturities	September 30, 2024	December 31, 2023
Financing obligations	5.38%	2026-2038	$107	$110
Unamortized financing issuance costs			(1)	(2)
Total financing obligations			106	108
Less: Current maturities of financing obligations			(5)	(4)
Financing obligations, net			$101	$104

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 11—Income Taxes

Income tax provision was $38 million, with an effective tax rate of 24%, for the three months ended September 30, 2024 compared to $33 million and 23% in the same period of 2023. The rate increase was primarily driven by certain non-deductible expenses and return to provision adjustments.

Income tax provision for the nine months ended September 30, 2024, was $77 million compared to $68 million in 2023. The effective tax rate during 2024 was 23% compared to 21% in 2023. The increase in the rate was driven by the reduced benefit related to stock-based compensation of $3 million for the nine months ended September 30, 2024, compared to $12 million for the same period of 2023, certain non-deductible expenses and return to provision adjustments.

Note 12—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the nine months ended September 30, 2024 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(20)	$(98)	$(118)
Other comprehensive loss before reclassification	—	(6)	(6)
Amounts reclassified from accumulated other comprehensive loss	1	—	1
Net current period other comprehensive loss	1	(6)	(5)
Balance at September 30, 2024	$(19)	$(104)	$(123)

Note 13—Commitments and Contingencies

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

Cash Equivalents

Cash equivalents primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company measures the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had $63 million in cash equivalents at September 30, 2024 and $31 million at December 31, 2023.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of September 30, 2024 and December 31, 2023. The fair value of the Company's Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	September 30, 2024		December 31, 2023
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200	$1,197	$1,200	$1,180
2029 Notes	800	825	—	—
Notes	$2,000	$2,022	$1,200	$1,180

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 15—Earnings Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted earnings per share:
Numerator:
Net income, basic and diluted	$122	$113	$257	$256
Denominator:
Basic weighted average common shares	28.4	28.3	28.4	28.5
Stock options, RSUs and PSUs	0.1	0.2	0.1	0.3
Weighted average shares used to calculate diluted earnings per share	28.5	28.5	28.5	28.8
Earnings per share:
Basic	$4.30	$3.99	$9.05	$8.98
Diluted	$4.28	$3.96	$9.02	$8.89
Antidilutive stock options, RSUs and PSUs	—	—	—	0.1

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Economic Conditions

Despite continued economic uncertainty, elevated interest rates, potential labor disruptions, and inflation, the equipment rental industry remains resilient, as demonstrated by the increase in volume on rent in the current quarter. We actively monitor the impact of the dynamic macroeconomic environment and manage our business to adjust to such conditions. Interest rates on our debt instruments remain elevated; most notably, the weighted average interest rate on our floating rate debt is currently at 6.35%, a decline from 6.81% in the third quarter of 2023, reflecting movement from interest rate cuts in the third quarter of 2024. We monitor our exposure to floating rate debt and reevaluate our capital allocation strategy, as necessary. In response to supply chain disruptions easing in certain categories of equipment, we have returned to a more normalized cadence of rental equipment expenditures and disposals, remaining mindful of the possibility we may experience more severe supply chain disruptions in the future. Although inflation appears to have stabilized, we have experienced and expect to continue to experience inflationary pressures, a portion of which, such as for fuel and delivery, is passed on to customers. There are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. We cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted by these ongoing economic conditions, however, we believe we are well-positioned to operate effectively through the present environment.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	Change	2024	2023	Change	Change
Equipment rental	$866	$765	$101	13%	$2,350	$2,121	$229	11%
Sales of rental equipment	81	124	(43)	(35)	215	278	(63)	(23)
Sales of new equipment, parts and supplies	9	11	(2)	(18)	28	29	(1)	(3)
Service and other revenue	9	8	1	13	24	22	2	9
Total revenues	965	908	57	6	2,617	2,450	167	7
Direct operating	334	288	46	16	967	851	116	14
Depreciation of rental equipment	174	167	7	4	499	480	19	4
Cost of sales of rental equipment	66	99	(33)	(33)	157	201	(44)	(22)
Cost of sales of new equipment, parts and supplies	6	7	(1)	(14)	18	19	(1)	(5)
Selling, general and administrative	123	115	8	7	358	332	26	8
Non-rental depreciation and amortization	33	29	4	14	92	83	9	11
Interest expense, net	69	60	9	15	193	162	31	19
Other expense (income), net	—	(3)	3	(100)	(1)	(2)	1	(50)
Income before income taxes	160	146	14	10	334	324	10	3
Income tax provision	(38)	(33)	(5)	15	(77)	(68)	(9)	13
Net income	$122	$113	$9	8%	$257	$256	$1	—%

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Equipment rental revenue increased $101 million, or 13%, during the third quarter of 2024 due to higher volume of equipment on rent of 10.7% and pricing growth of 2.3% over the same period of the prior year.

Sales of rental equipment decreased $43 million, or 35%, during the third quarter of 2024 when compared to the third quarter of 2023. We continue to sell equipment in line with our fleet rotation planning to improve the equipment mix and manage fleet age. Fleet rotation in the prior year period was accelerated due to easing of supply chain disruptions in certain categories of equipment. The margin on sales of rental equipment was 19% in 2024 compared to 20% in 2023. The slight decrease in margin on sale of rental equipment in 2024 resulted from continued normalization of used equipment pricing in the market off peak pricing in prior years, partially offset by improvement in the mix of equipment sold in the higher margin retail and wholesale channels.

Direct operating expenses in the third quarter of 2024 increased $46 million, or 16%, when compared to the third quarter of 2023. Direct operating expenses were 38.6% of equipment rental revenue in 2024, compared to 37.6% in the prior-year period, reflecting increases in (i) personnel-related expenses of $20 million resulting from increased headcount in support of growth initiatives, including greenfields and acquisitions, (ii) maintenance expense of $6 million related to our increased fleet size in 2024, (iii) self insurance reserve increase of $6 million due to claims development attributable to unsettled cases, (iv) facilities expense of $5 million as we have added more locations through acquisitions and opening greenfield locations, and (v) re-rent expense of $4 million due to corresponding increase in re-rent revenue.

Depreciation of rental equipment increased $7 million, or 4%, during the third quarter of 2024 when compared to the third quarter of 2023 due to an increase in average fleet size. Non-rental depreciation and amortization increased $4 million, or 14%, primarily due to amortization of intangible assets related to acquisitions.

Selling, general and administrative expenses increased $8 million, or 7%, in the third quarter of 2024 when compared to the third quarter of 2023. The increase was primarily due to increases in selling expenses, including commissions and other variable compensation, of $6 million. Selling, general and administrative expenses were 14.2% of equipment rental revenue in 2024 compared to 15.0% in the prior-year period due to continued focus on improving operating leverage while expanding revenues.

Interest expense, net increased $9 million, or 15%, during the third quarter of 2024 when compared with the third quarter of 2023 due to increased borrowings primarily to fund acquisition growth and invest in rental equipment.

Income tax provision was $38 million, with an effective tax rate of 24%, during the third quarter of 2024 compared to $33 million and 23% in the same period of 2023. The rate increase was driven by certain non-deductible expenses and return to provision adjustments.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

Equipment rental revenue increased $229 million, or 11%, during the nine months ended of 2024 due to higher volume of equipment on rent of 8.4% and pricing growth of 3.5% over the same period of the prior year.

Sales of rental equipment decreased $63 million, or 23%, during the nine months ended of 2024 when compared to the nine months ended of 2023. We continue to sell equipment in line with our fleet rotation planning to improve the equipment mix and manage fleet age. Fleet rotation in the prior year period was accelerated due to easing of supply chain disruptions in certain categories of equipment. The margin on sales of rental equipment was 27% in 2024 compared to 28% in 2023. The slight decrease in margin on sale of rental equipment in 2024 resulted from continued normalization of used equipment pricing in the market off peak pricing in prior years, partially offset by improvement in the mix of equipment sold in the higher margin retail and wholesale channels.

Direct operating expenses in the nine months ended of 2024 increased $116 million, or 14%, when compared to the nine months ended of 2023. Direct operating expenses were 41.1% of equipment rental revenue in 2024, compared to 40.1% in the prior-year period, reflecting increases in (i) personnel-related expenses of $50 million resulting from increased headcount in support of growth initiatives, including greenfields and acquisitions, (ii) self insurance reserve increase of $18 million due to claims development attributable to unsettled cases, (iii) facilities expense of $14 million as we have added more locations

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

through acquisitions and opening greenfield locations, (iv) maintenance expense of $12 million related to our increased fleet size in 2024, (v) re-rent expense of $9 million due to corresponding increase in re-rent revenue and (vi) delivery expense of $8 million due to increased volume of transactions and transfers of equipment between branches to drive fleet efficiency.

Depreciation of rental equipment increased $19 million, or 4%, during the nine months ended of 2024 when compared to the nine months ended of 2023 due to an increase in average fleet size. Non-rental depreciation and amortization increased $9 million, or 11%, primarily due to amortization of intangible assets related to acquisitions.

Selling, general and administrative expenses increased $26 million, or 8%, in the nine months ended of 2024 when compared to the nine months ended of 2023. The increase was primarily due to increases in selling expenses, including commissions and other variable compensation, of $14 million, general payroll and benefits of $4 million, and credit and collections expense of $3 million. Selling, general and administrative expenses were 15.2% of equipment rental revenue in 2024 compared to 15.7% in the prior-year period due to continued focus on improving operating leverage while expanding revenues.

Interest expense, net increased $31 million, or 19%, during the nine months ended of 2024 when compared with the nine months ended of 2023 due to increased borrowings primarily to fund acquisition growth and invest in rental equipment.

Income tax provision was $77 million, with an effective tax rate of 23%, during the nine months ended of 2024 compared to $68 million and 21% in the same period of 2023. The rate increase was driven by a reduction in the benefit related to stock-based compensation, certain non-deductible expenses and return to provision adjustments.
LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of liquidity include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, funding acquisitions, payment of dividends, and share repurchases. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of September 30, 2024, we had approximately $4.2 billion of total nominal indebtedness outstanding.

Our liquidity as of September 30, 2024 consisted of cash and cash equivalents of $142 million and unused commitments of approximately $1.7 billion under our ABL Credit Facility and AR Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Nine Months Ended September 30,
	2024	2023	$ Change
Cash provided by (used in):
Operating activities	$894	$796	$98
Investing activities	(1,243)	(1,324)	81
Financing activities	420	545	(125)
Effect of exchange rate changes	—	—	—
Net change in cash and cash equivalents	$71	$17	$54
Operating Activities

During the nine months ended September 30, 2024, we generated $98 million more cash from operating activities compared with the same period in 2023. The increase was primarily related to the timing of payments on accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities decreased $81 million during the nine months ended September 30, 2024 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment, non-rental capital expenditures and acquisitions. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below. Additionally, we closed on eight acquisitions during the nine months ended September 30, 2024 for a net cash outflow of $567 million.

Financing Activities

Cash provided by financing activities decreased $125 million during the nine months ended September 30, 2024 when compared with the prior-year period. Financing activities primarily represents our changes in debt, which included borrowings of $1.5 billion on our revolving lines of credit and securitization which were used primarily to fund acquisitions and invest in rental equipment during the period. This was offset by repayments of $1.8 billion through operations and the proceeds from the issuance of our 2029 Notes. Net borrowings in the prior year period were $739 million.

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

	Nine Months Ended September 30,
	2024	2023
Rental equipment expenditures	$753	$1,100
Disposals of rental equipment	(198)	(231)
Net rental equipment expenditures	$555	$869

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net capital expenditures for rental equipment decreased $314 million during the nine months ended September 30, 2024 compared to the same period in 2023. As the supply chain constraints have eased, our rental equipment expenditures have returned to taking deliveries and disposing of equipment in line with our normal seasonal cadence, while we continue to optimize our fleet by investing in high growth markets as part of our long-term capital expenditure plans.
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

In connection with the AR Facility, we sell accounts receivable on an ongoing basis to a wholly-owned special-purpose entity (the "SPE"). The accounts receivable and other assets of the SPE are encumbered in favor of the lenders under our AR Facility. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Substantially all of the remaining assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our ABL Credit Facility. None of such assets are available to satisfy the claims of our general creditors. See Note 11, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 9, "Debt" included in Part I, Item 1 "Financial Statements" of this Report for more information.

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

As of September 30, 2024, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,733	$1,733
AR Facility	10	10
Total	$1,743	$1,743

As of September 30, 2024, $34 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $216 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of September 30, 2024, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At September 30, 2024, Herc Holdings' balance sheet was substantially identical to that of Herc, with the exception of the debt held by Herc Holdings (Notes and ABL Credit Facility) and certain components of shareholders equity. For the three and nine months ended September 30, 2024 and 2023, the statements of operations of Herc Holdings and Herc were identical with the exception of interest expense on the debt held at Herc Holdings that is not reflected in the statement of operations of Herc.

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

Dividends

On August 9, 2024, we declared a quarterly dividend of $0.665 per share to record holders as of August 23, 2024, with payment date of September 6, 2024. The declaration of dividends on our common stock is discretionary and will be determined by our board of directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors. The amounts available to pay cash dividends are restricted by our debt agreements.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of September 30, 2024, there have been no material changes to our indemnification obligations as disclosed in Note 17, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2023. For further information, see the discussion on indemnification obligations included in Note 13, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

For information concerning contingencies, see Note 13, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

As of September 30, 2024, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2023.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, we announced a $1 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount and our repurchases may be subject to certain predetermined price/volume guidelines, set from time-to-time, by our board of directors. The timing and extent to which we repurchase shares will depend upon, among other things, strategic priorities, market conditions, share price, liquidity targets, contractual restrictions, regulatory requirements and other factors. Share repurchases may be commenced or suspended at any time or from time-to-time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the nine months ended September 30, 2024. As of September 30, 2024, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $161 million.

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

3.2
Amended and Restated By-Laws of Herc Holdings Inc., effective May 11, 2023 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Herc Holdings Inc. (File No. 001-33139), as filed on May 15, 2023).

10.1	Amendment No. 5 to Receivables Financing Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on September 4, 2023).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1**	18 U.S.C. Section 1350 Certifications of Principal Executive Officer and the Principal Financial Officer
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________________________________________________________________________
*Filed herewith
**Furnished herewith

HERC HOLDINGS INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 22, 2024	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK HUMPHREY
Mark Humphrey Senior Vice President and Chief Financial Officer