Form 10-K
period 2024-12-31
HERC HOLDINGS INC
filed 2025-02-13
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date, was $3.35 billion.
As of February 7, 2025, there were 28,455,466 shares of the registrant's common stock outstanding.
Documents incorporated by reference:
Certain portions, as expressly described in this report, of the Registrant's Proxy Statement for its 2025 annual meeting of stockholders, to be filed within 120 days of December 31, 2024 (the "Proxy Statement"), are incorporated by reference into Part III.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2024 (this "Report") includes "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act, as amended, and the Private Securities Litigation Reform Act of 1995. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved. You should not place undue reliance on the forward-looking statements.

Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:
•the cyclical nature of our industry and our dependence on the levels of capital investment and maintenance expenditures by our customers;
•the competitiveness of our industry, including the potential downward pricing pressures or the inability to increase prices;
•our dependence on relationships with key suppliers;
•our heavy reliance on communication networks, centralized information technology systems and third party technology and services and our ability to maintain, upgrade or replace our information technology systems;
•our ability to respond adequately to changes in technology and customer demands;
•our ability to attract and retain key management, sales and trades talent;
•our rental fleet is subject to residual value risk upon disposition;
•the impact of climate change and the legal and regulatory responses to such change;
•our ability to execute our strategy to grow through strategic transactions; and
•our significant indebtedness.

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

i

HERC HOLDINGS INC. AND SUBSIDIARIES
PART I
ITEM l. BUSINESS

Our Company
Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or the "Company") is one of the leading equipment rental suppliers with 451 locations in North America. We conduct substantially all of our operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 59 years of experience, we are a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to our principal business of equipment rental, we sell used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provide repair, maintenance, equipment management services and safety training to certain of our customers; offer equipment re-rental services and provide on-site support to our customers; and provide ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

Our Competitive Strengths
Our competitive strengths include the following:
A Market Leader in North America with Significant Scale and Broad Footprint—We believe we are one of the largest equipment rental companies in the North American equipment rental industry, with an estimated 4% market share by revenue and 451 locations in 44 states in the United States and five provinces in Canada. Our scale compared to most of our competitors provides us with a number of significant competitive advantages including:

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

Established National Accounts Program—Our national account program provides us with longer rental durations for much of our equipment, with many of our larger customers renting equipment from us for use in large, complex projects. These arrangements provide a number of additional benefits, including recurring revenue, attractive credit profiles, improved fleet utilization and enhanced presence in new markets. National accounts represented 45% of equipment rental revenue for the year ended December 31, 2024. Through our national customer relationship program, our sales teams serve as a single point of contact for those customers' equipment rental needs. This enables us to be a full end-to-end solutions provider.

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

Experienced Senior Leadership Team—We have an experienced senior leadership team committed to maintaining operational excellence with an average of approximately 24 years of experience in the equipment rental and heavy equipment industries. Our senior leadership team has extensive knowledge of all aspects of these industries, particularly in North America. Our team is dedicated to providing our customers a quality rental experience and is committed to further improving our performance capabilities.

Our Strategy
Our long-term strategy is focused on the following priorities: grow the core and expand specialty; elevate technology; integrate sustainability and allocate capital.

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

Elevate Technology—We are elevating the use of technology across the rental consumption chain by making significant investments in our digital platforms and are leveraging the knowledge that we have in serving customers for nearly sixty years to ensure that those investments create value throughout the rental experience. We are committed to delivering technology that enables us to drive improvements in customers’ efficiency and productivity. Our redesigned customer platform is based on data-driven business intelligence. We offer a self-service model in which our customers have a real-time view into equipment availability through both a mobile and desktop view. Customers are presented with spot market pricing models and logistics options and can create their own equipment orders based on the information provided. Our customers are able to manage their equipment, rental contracts, and accounts through our technology platform and are also able to use self-service tools to act upon rental decisions such as extending a contract, adding equipment, or indicating that a job is complete.

Integrate Sustainability—The equipment rental industry highlights the benefits of a sharing economy by minimizing manufacturing and materials purchasing, and the subsequent reduction of related emissions and pollutants that have been associated with negative impacts to our environment. In addition, by maintaining premium rental equipment and updating it annually, with investments in state-of-the-art fuel- and energy-efficient equipment, we assist our customers in achieving their environmental goals and to operate more cost efficiently than if they were to purchase equipment they don't fully utilize.

We have established three sustainability goals that we aim to achieve by 2030 compared to our 2019 baseline: (i) reduce our Scope 1 and 2 greenhouse gas emission intensity by 25%; (ii) reduce our non-toxic waste intensity to landfill by 25%, and (iii) reduce Total Reportable Incident Rate ("TRIR") of 0.49 or lower. In 2024, we announced exceeding our greenhouse gas ("GHG") intensity target and nearly meeting our non-toxic waste intensity target. We continue to strongly focus on safety to further our TRIR goal and are evaluating setting new environmental goals to motivate ongoing progress.

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

Equipment Rental—We offer for rent, on a daily, weekly or monthly basis, equipment from a variety of leading, globally known original equipment manufacturers, with which we maintain strong relationships. The equipment is typically new at the time of acquisition and is not subject to any repurchase program. As of December 31, 2024, the average age of our equipment rental fleet was 46 months.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

As of December 31, 2024, our rental fleet consisted of equipment with a total original equipment cost, based on the guidelines of the American Rental Association, of $7.0 billion. The following table provides a breakdown of the composition of our equipment rental fleet based on original equipment cost:

	% of Original Equipment Cost
	December 31,
Equipment Type	2024	2023
Aerial	24%	24%
Specialty	23%	24%
Material Handling	20%	18%
Earthmoving	11%	12%
Other	22%	22%

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

Our Customers
We have a wide range of customers across diverse end markets with a large base of local small to mid-size customers to large complex national organizations leveraging our core and specialty solutions or equipment. The principal end user markets we serve, based on our customers’ North American Industrial Classification System ("NAICS") codes, are as follows:
•Contractors - We serve various types of general contractors and subcontractors in non-residential and residential construction, specialty trade, restoration, remediation and environmental and facility maintenance. Contractor business represented approximately 36% of our equipment rental revenue for the year ended December 31, 2024.
•Industrial - We serve industrial customers across a broad range of industries, including refineries and petrochemical operations, industrial manufacturing including automotive and aerospace, power, energy, renewables, metals and mining, agriculture, pulp, paper and wood and food and beverage. We believe that key drivers of growth within the industrial market include increased levels of spending on industrial capital and maintenance, repairs and operations. Industrial customers represented approximately 26% of our equipment rental revenue for the year ended December 31, 2024.
•Infrastructure and Government - We serve our infrastructure customers across a wide range of projects such as streets, roads and highways, bridges, sewer and waste disposal, water treatment, railroads and other transportation and utilities, as well as all governmental spending. Infrastructure and government represented approximately 17% of our equipment rental revenue for the year ended December 31, 2024.
•Commercial Facilities - We serve commercial facility customers within an array of industries, including commercial warehousing, education, healthcare, data centers, hospitality and retail. Commercial facilities customers represented approximately 14% of equipment rental revenue for the year ended December 31, 2024.
•Other Customers - In addition, we serve a variety of other customers through sporting and live events, entertainment production, special event management and non-account customers. These customers collectively represented approximately 7% of our equipment rental revenue for the year ended December 31, 2024.

We operate in mid-size and large urban markets serving a wide range of industries, which enables us to reduce exposure to any single customer or market, with no single customer making up more than 3% of our equipment rental revenue for the years ended December 31, 2024, 2023 or 2022. Our footprint and broad customer base also assist in reducing the seasonality of our revenues and the impact from any one market's cycle.

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

Our competitors in the equipment rental industry range from other large national companies (United Rentals, Inc., Ashtead Group plc's Sunbelt Rentals brand and H&E Equipment Services, Inc.) to regional and local businesses and include equipment vendors and dealers who both sell and rent equipment directly to customers. The equipment rental industry is highly fragmented, with many companies operating on a regional or local scale and offering a limited number of products. The number of our competitors operating on a national scale is comparatively much smaller, although they often have significant breadth in their rental equipment categories and are continuing to expand their locations and offerings. United Rentals, Inc. recently announced it had entered into an agreement to acquire H&E Equipment Services, Inc., which will further enhance their ability to compete in the equipment rental industry. However, based on market and industry data, we believe that we are one of the leading participants in the North American equipment rental industry, with the remainder comprised of a small number of multi-location regional operators and a large number of relatively small, independent businesses serving discrete local markets and specialty rental segments. We also compete with global companies in certain specialty categories. Aggreko is a global competitor in the power generation rental markets in which we also participate.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

Human Capital Management
As of December 31, 2024, we employed approximately 7,600 people, some of whom are covered by a variety of union contracts and, in the case of Canadian employees, have governmental regulations affecting, among other things, compensation, job retention rights and pensions. Approximately 620 employees in the United States and 90 employees in Canada are covered by collective bargaining arrangements and we believe that our relations with the labor unions are good. We also employ a number of temporary workers, and engage outside services, as is customary in the industry, principally for the movement of rental equipment between rental locations and the movement of rental equipment to and from customers’ job sites.

Oversight and Management—Our vision is to be the supplier, employer and investment of choice in our industry. To fulfill this vision, we are investing significant time, effort and resources into recruiting top talent, developing our employees and providing a positive, inclusive and supportive environment. Our Chief Human Resources Officer ("CHRO") is responsible for managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, performance management and professional development. In addition, the Chief Executive Officer ("CEO") and CHRO regularly update our Board of Directors and its committees on the operation and status of human capital trends and activities.

Under the direction of the CEO and CHRO, we conduct an anonymous employee survey on an annual basis to seek feedback from our employees on a variety of topics, including confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities and improvements on how we could make our Company an employer of choice. The results are reviewed by senior leadership and the Board of Directors who analyze areas of progress or deterioration and prioritize actions and activities in response to this feedback to drive improvements in employee engagement.

Safety—We require an active commitment to, and personal accountability for, safety and safety compliance from all employees and contractors. Operations leaders have a key role in the communication and implementation of, and ensuring adherence to, safety and compliance policies and standards. Our safety culture is predicated on training, communications, empowerment, measurement and recognition.

Training includes more than 700 online, on-demand courses available to all team members, weekly branch "Toolbox Safety Meetings" centered on our safety guides and a lessons learned library of incidents and preventative recommendations.

Safety communications include an annual commitment to safety and ongoing safety reminders from the CEO, Health and Safety Boards at every branch that serve as a dedicated resource for safety-related information, and morning stretch, which includes a forum for leaders to communicate pertinent safety-related information to employees. We strive for the “Perfect Day” which is defined as a working day across our Company with (i) no Occupational Safety and Health Administration (OSHA) recordable incidents, (ii) no Department of Transportation violations and (iii) no “at fault” motor vehicle accidents. Each of our branches achieved at least 98% Perfect Days in 2024.

All employees are empowered to intervene with Stop Work Authority when they perceive an unacceptable safety condition, act or situation where an individual's lack of understanding could result in an incident. This authority is supported through Safety Communications that emphasize safe practices and a daily observation/hazard program that directs employees to assess their work environment and tasks for potential hazards.

We track and share standard safety performance metrics throughout the organization, such as the OSHA Total Recordable Incident Rate ("TRIR"), Days Away/Restricted Transfer Rate ("DART") and Lost Time Case Rate ("LTC"). During the year ended December 31, 2024, we had a TRIR of 0.87, a DART of 0.20 and LTC of 0.32. Safety performance is communicated to the organization weekly by distribution of the Safety Monday Report and we report our safety performance to the Board of Directors at each regularly scheduled meeting.

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

As part of our culture and commitment to local communities we serve, a volunteer paid time off benefit was added to the benefits platform in 2023. This paid time off benefit offers our employees the opportunity to enrich their well-being while giving back and providing support to their local communities.

Training and Talent Development—We are committed to the continued development of our employees and offer learning and development opportunities spanning instructor-led and online, on-demand courses that support improved performance and effectiveness as well as personal and professional growth. These opportunities apply to all employees across all stages of career progression and job responsibilities. More than a dozen instructor-led courses enhance employees' sales, managerial leadership and role-specific skills, such as our shop and counter operations training, sales training, branch manager courses, hands on equipment training for mechanics and a professional development series designed to improve the skills necessary to navigate and succeed in the workplace. In 2024, our employees enhanced their skills through approximately 398,000 hours of training focused in the areas of safety, customer service, sales fundamentals, process and tool training, management basics and soft skills, leveraging over 24,000 unique training assets and programs.

Strategic talent review and succession planning occur on a planned cadence annually. The CEO and CHRO meet regularly with senior leadership and the Board of Directors to review succession plans. We seek to provide opportunities for our employees to grow their careers by increasing our focus on internal talent mobility, which resulted in filling many open management positions internally during the year ended December 31, 2024.

Talent Acquisition—We strive to build a team that reflects the variety of people, cultures and communities we interact with to create an inclusive, productive environment. We believe that varied perspectives best leverage employee talents, leading to creative thinking, open communication and greater customer and team engagement. Members of our recruiting team are provided the knowledge and tools to create an effective plan for recruiting a diverse and inclusive workforce. As of December 31, 2024, women represented approximately 12% of our workforce and 17% of our managerial roles. As of December 31, 2024, people of color represented approximately 34% of our workforce and 19% of our managerial roles. Additionally, 57% of our non-employee members of the Board of Directors are women or people of color.

Our efforts to build an inclusive team led to the creation of two employee resource groups, Women in Action and the Veterans Resource Group. Women in Action seeks to empower, support and develop women by facilitating the exchange of knowledge and experiences through learning opportunities as well as with internal and external networking events. Similarly, the Veterans Resource Groups offers veterans a community of support, networking, collaboration, learning and sharing. As of December 31, 2024, approximately 9% of our employees have self-reported as veterans.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

There is an increasing global regulatory focus on GHG emissions and their potential impacts relating to climate change. Future laws, regulations or policies in response to concerns over GHG emissions such as carbon taxes, mandatory reporting and disclosure obligations and changes in procurement policies could significantly increase our operational and compliance burdens and costs. We monitor developments in climate-change related regulation for their potential effect on us and also have a sustainability program that seeks to mitigate our impact on the environment, including initiatives and targets to reduce our Scope 1 and 2 GHG emissions intensity. Based on the conditions currently known to us, we do not believe that any pending or likely remediation and compliance costs will have a material adverse effect on our business. We cannot be certain, however, as to the potential financial impact on our business if new adverse conditions are discovered, or compliance requirements become more stringent. See Item 1A "Risk Factors—Other Operational Risks."

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
•a lack of availability of credit;
•an increase in interest rates;
•the imposition of tariffs or other measures that create barriers to or increase the costs associated with international trade;
•labor strikes, work stoppages or other labor disruption in one or more markets we serve;
•geopolitical events, including natural disasters, disruptions to markets due to war or armed conflict; and

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

A widespread outbreak of epidemic, pandemic, or contagious diseases in the human population could cause a widespread public health crisis that results in economic and trade disruptions that could negatively impact our business and the businesses of our customers. The extent of the impact of any epidemic, pandemic, or contagious disease on our operational and financial performance, including our ability to execute our business strategies and initiatives in an expected time frame, will depend on, among other things, the duration and spread of the epidemic, pandemic, or contagious disease and any restrictions on economic activity imposed by governmental authorities, all of which are uncertain and cannot be predicted. An extended period of economic disruption could materially affect our business, results of operations, access to sources of liquidity, particularly our cash flow from operations, and financial condition.

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

An "ownership change" could limit our ability to utilize tax attributes, including net operating losses, capital loss carryovers, excess foreign tax carryforwards, and credit carryforwards, to offset future taxable income. As of December 31, 2024, we had unutilized U.S. federal net operating loss carryforwards of approximately $136 million. Our ability to use such tax attributes to offset future taxable income and tax liabilities may be significantly limited if we experience an "ownership change" as defined in Section 382(g) of the Code. In general, an ownership change will occur if and when the percentage of Herc Holdings’ ownership (by value) of one or more "5-percent shareholders" (as defined in the Code) has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally should be subject to an annual limitation on its pre-ownership change tax loss carryforward which accumulates each year to the extent that there is any unused limitation from a prior year. The limitation on our ability to utilize tax losses and credit carryforwards arising from an ownership change under Section 382 depends on the value of our equity at the time of any ownership change. If we were to experience an "ownership change,” it is possible that a significant portion of our tax loss carryforwards could expire before we would be able to use them to offset future taxable income. Many states have adopted the federal Section 382 rules and therefore have similar limitations with respect to state tax attributes.

Other Operational Risks

Any decline in our relationships with our key national account customers or the amount of equipment they rent from us could materially adversely affect our business, financial position, results of operations and cash flows.

Our business depends on our ability to maintain positive relations with our key national account customers, which collectively accounted for 45% of our rental revenue in 2024. We cannot assure you that all of these relationships will continue at current levels or on current terms. Our contracts with our customers generally do not obligate them to rent equipment from us. Revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue in future periods or, if continued, may not reach or exceed historical levels in any period. Further, if our key customers fail to remain competitive in their respective markets or encounter financial or operational problems, our business, financial position, results of operations and cash flows may be materially adversely affected.

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

As our rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, and the risk of fleet equipment being out of service, generally increase. As of December 31, 2024, the average age of our rental equipment fleet was approximately 46 months. Determining the optimal age at disposition for our rental equipment is subjective and requires considerable estimates by management. We have made estimates regarding the relationship between the age of our rental equipment, the maintenance and repair costs, the availability of our fleet and the market value of used equipment. It is possible that we may allow the average age of our rental equipment fleet to increase, which could increase our costs for maintenance and repair and likely would negatively impact the market value of such equipment at the time of its disposition. If maintenance and repair costs are higher than estimated or in-service times or market values of used equipment are lower than estimated, our financial condition, results of operations, liquidity and cash flows could be materially adversely affected.

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

Our operations are subject to numerous national, state, provincial and local laws and regulations governing environmental protection and occupational health and safety matters. These laws govern such issues as wastewater, storm water, solid and hazardous wastes and materials, air quality and matters of workplace safety. Under these laws and regulations, regardless of fault we may be liable for, among other things, the cost of investigating and remediating contamination at our sites as well as sites to which we have sent hazardous wastes for disposal or treatment, and also fines and penalties for non-compliance. We use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from storage tanks at certain of our locations. We also indemnify various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
states and, in some instances, for natural resource damages. The amount of any such expense or related natural resource damages for which we may be held responsible could be substantial. We cannot predict the potential financial impact on our business if adverse environmental, health, or safety conditions are discovered, or environmental, health, and safety requirements become more stringent. As of December 31, 2024 and 2023, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in the Company's consolidated balance sheets in "Accrued liabilities" were $0.5 million and $0.4 million, respectively. If we are required to incur environmental, health, or safety compliance or remediation costs that are not currently anticipated by us, our financial position, results of operations and cash flows could be materially adversely affected, depending on the magnitude of the cost.

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

Further, investors are placing a greater emphasis on non-financial factors, including environmental, social and governance ("ESG") factors, when evaluating investment opportunities. If we are unable to provide sufficient disclosure about ESG practices or if we fail to achieve ESG goals, investors may not view us as an attractive investment, which could have a negative effect on our stock price and business.

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

Labor contracts covering the terms of employment of approximately 620 employees in the U.S. and 90 employees in Canada were in effect as of December 31, 2024 under approximately 28 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Union of Operating Engineers. These contracts are renegotiated periodically. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

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

As of December 31, 2024, we had total outstanding debt of approximately $4.1 billion, including our outstanding senior notes and the amounts drawn under our credit facilities. This significant indebtedness requires us to dedicate a significant portion of our cash flows from operations and investing activities to make payments on our debt, which reduces the amount available for working capital, capital expenditures or other general corporate purposes and which decreases our profitability and cash flow. We cannot assure you that we will maintain financing activities and cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In addition, our indebtedness could materially adversely affect us. For example, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our credit facilities, resulting in possible defaults on, and acceleration of, such indebtedness; (ii) be difficult to refinance or borrow additional funds in the future; (iii) increase our vulnerability to, and limit our flexibility to plan for, or react to, general adverse economic and industry conditions, (iv) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; (v) limit our ability to declare and pay dividends; and (vi) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins. There is also a risk that one or more of the financial institutions providing commitments under our revolving credit facilities could fail to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected. Our ability to manage these risks will depend, among other things, on financial market conditions as well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described above under “—Risks Related to Our Business.”

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

We are unable to predict whether significant amounts of our common stock will be sold in the open market or the potential negative effects that these sales could have on the price of our common stock. Sales or distributions of substantial amounts of our common stock in the public market, or the perception that such sales or distributions will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future. As of December 31, 2024, there were 28.4 million shares of our common stock outstanding, which are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless held or acquired by our “affiliates” as that term is defined in Rule 144 under the Securities Act. In addition, all shares of our common stock acquired upon exercise of stock options and other equity-based awards granted under our stock incentive plan also will be freely tradable under the Securities Act unless acquired by our affiliates, as will shares acquired by our employees under our employee stock purchase plan. Approximately 2.6 million shares of common stock have been issued or are reserved for issuance under our stock incentive plan and our employee stock purchase plan.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 1C. CYBERSECURITY

Our executive management team has established an enterprise risk management (“ERM”) program, which includes an evaluation of our cybersecurity program as well as associated risks and risk mitigation strategies. Our ERM program is led by the Vice President of Internal Audit and our ERM Committee, which is comprised of members of senior management, including our CEO, Chief Financial Officer, Chief Information Officer ("CIO"), Chief Information Security Officer ("CISO") and Chief Legal Officer. Our cybersecurity policies, standards, processes and practices are integrated into our ERM program and leverage the National Institute of Standards and Technology guidelines. Generally, we seek to address cybersecurity risk through a cross-functional approach in an effort to preserve the confidentiality, security and availability of information that we collect, store and otherwise process. For a description of the risks from cybersecurity threats that could materially and adversely impact us and how they may do so, see our risk factors under Part I, Item 1A "Risk Factors—Risks Related to Our Business" of this Report.

Risk Management and Strategy
As one of the critical elements of our overall ERM approach, our cybersecurity program is focused on the following key areas:

Governance—In 2024, the Board of Directors (the "Board") assumed direct oversight of our cybersecurity program and management of the associated risks. The Board periodically receives updates regarding our cybersecurity program through meetings with and reports from our CIO and CISO (or their designees).

Our management team has established a cybersecurity crisis management team, led by our CIO and CISO, that includes other members of management depending on the origin, severity and other factors related to any cybersecurity incident identified. The cybersecurity crisis management team is responsible for communication of significant incidents to the Board and provides updates to the Board through incident resolution. Materiality of incidents are evaluated and determined by our cyber incident disclosure committee that includes certain cybersecurity crisis management team members and which may receive input from relevant stakeholders.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
Governance
In 2024, the Board of Directors assumed direct oversight of our cybersecurity program and management of the associated risks. The Board periodically receives presentations and reports on cybersecurity risks on a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations. The Board also receives reports regarding cybersecurity incidents that meet established reporting thresholds through the process described above, as well as updates regarding any such incident.

The CIO and CISO are responsible for the maintenance of the incident response program that is designed to protect our information systems and information from cybersecurity threats and oversee the incident response team which responds to any cybersecurity threats or incidents in accordance with our cybersecurity incident response plan. The cybersecurity incident response team is responsible for monitoring, preventing, detecting, mitigating and remediating cybersecurity threats and incidents and reports such threats and incidents to the CISO (or other relevant stakeholders). Depending on the threat or incident level, the CISO will engage the cybersecurity crisis management team and the cyber incident disclosure committee to determine proper escalation with significant incidents being reported to the Board.

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

ITEM 2. PROPERTIES

As of February 7, 2025, we had 453 locations in the United States and Canada. We also operate regional headquarters, sales offices and service facilities in the foregoing countries in support of our equipment rental operations. Our principal executive offices are located in Bonita Springs, Florida.

As of December 31, 2024, we owned approximately 5% of the locations from which we operate our equipment rental business, with the remainder leased. Those leases are typically triple net leases, where Herc is responsible for the ongoing expenses of the property, including real estate taxes, insurance, and maintenance, in addition to paying rent and utilities.
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

Name	Age	Position
Lawrence H. Silber	68	President and Chief Executive Officer, Director
Mark Humphrey	53	Senior Vice President and Chief Financial Officer
Aaron D. Birnbaum	59	Senior Vice President and Chief Operating Officer
Christian J. Cunningham	63	Senior Vice President and Chief Human Resources Officer
Tamir Peres	55	Senior Vice President and Chief Information Officer
S. Wade Sheek	48	Senior Vice President, Chief Legal Officer and Secretary
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

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Registered Holders
Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "HRI". On February 7, 2025, there were 1,793 registered holders of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in "street name."

Share Repurchase Program
In March 2014, we announced a $1.0 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount and our repurchases may be subject to certain predetermined price/volume guidelines, set from time-time, by our Board of Directors. The timing and extent to which we repurchase shares will depend upon, among other things, strategic priorities, market conditions, share price, liquidity targets, contractual restrictions, regulatory requirements and other factors. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the year ended December 31, 2024. As of December 31, 2024, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $161 million.

Dividends
On December 6, 2024, the Company declared a quarterly dividend of $0.665 per share to record holders as of December 16, 2024, with payment date of December 27, 2024. The agreements governing our indebtedness restrict our ability to pay dividends. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends," in this Report.

Recent Performance
The following graph compares the cumulative total stockholder return on Herc Holdings common stock from December 31, 2019 through December 31, 2024, with the cumulative total returns of the Standard & Poor's Mid Cap 400 Trading Companies & Distributors Industry Index, and our industry peer group. Our industry peer group is comprised of publicly traded companies participating in the equipment rental industry and other relevant companies of comparable size in the broader industry in which we compete.

Our industry peer group includes:

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

The graph assumes that $100 was invested on December 31, 2019 over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. The cumulative total return calculation for Herc Holdings is based on stock price appreciation and payment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2024 Overview

Our results for 2024 reflect the continued strength in the rental industry as demonstrated by our equipment rental revenues of $3.2 billion, an increase of 11% over 2023, reflecting positive pricing of 3.2% and increased volume of equipment on rent of 9.3%. While our local markets have been impacted by the elevated interest rate environment, our diversification across industries and project types have shown continued strength in economic activity and we believe the operating environment continues to be favorable for equipment rental companies of scale. We continued to execute on company-wide initiatives to increase margins and utilization.

We invested in our rental equipment as part of our long-term capital expenditure plans, adding rental equipment strategically throughout our network in response to customer demand and to position ourselves for growth into 2025. Additionally, during 2024, we completed 9 acquisitions, adding 28 branches, totaling a net cash outflow of $600 million, while also opening 23 new greenfield locations. The addition of new locations supports our long-term strategy to achieve greater density and scale in select urban markets across North America to better serve both our local and national customers.

Supporting our financial flexibility and continued investment in our business, we issued $800 million of aggregate principal amount of 6.625% senior unsecured notes due 2029, paying down a portion of our senior secured asset-based revolving credit facility allowing for over $1.8 billion of availability at the end of 2024. Additionally, we amended and extended our account receivable securitization facility, which now matures August 31, 2025 and increased the aggregate commitments from $370 million to $400 million. As part of our capital allocation strategy, we have continued to pay quarterly dividends at $0.665 per share throughout 2024.

During the fourth quarter of 2023, we announced our plans to explore strategic alternatives for our Cinelease studio entertainment and lighting and grip equipment rental business ("Cinelease") and the Cinelease net assets were classified as assets held for sale. Cinelease continues to be actively marketed for sale and management expects a transaction to be completed in 2025.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

	Years Ended December 31,
($ in millions)	2024	2023	$ Change	% Change
Equipment rental	$3,189	$2,870	$319	11%
Sales of rental equipment	311	346	(35)	(10)%
Sales of new equipment, parts and supplies	37	38	(1)	(3)%
Service and other revenue	31	28	3	11%
Total revenues	3,568	3,282	286	9%
Direct operating	1,291	1,139	152	13%
Depreciation of rental equipment	679	643	36	6%
Cost of sales of rental equipment	224	252	(28)	(11)%
Cost of sales of new equipment, parts and supplies	24	25	(1)	(4)%
Selling, general and administrative	480	448	32	7%
Non-rental depreciation and amortization	127	112	15	13%
Interest expense, net	260	224	36	16%
Loss on assets held for sale	194	—	194	—%
Other expense (income), net	(2)	(8)	6	(75)%
Income before income taxes	291	447	(156)	(35)%
Income tax provision	(80)	(100)	20	(20)%
Net income	$211	$347	$(136)	(39)%

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Equipment rental revenue increased $319 million, or 11%, during the year ended 2024 primarily due to higher volume of equipment on rent of 9.3% and pricing growth of 3.2% over the same period in the prior year.

Sales of rental equipment decreased $35 million, or 10%, during the year ended 2024 when compared to the year ended 2023. We continue to sell equipment in line with our fleet rotation planning to improve the equipment mix and manage fleet age. Fleet rotation in the prior year period was accelerated due to easing of supply chain disruptions in certain categories of equipment. The margin on sales of rental equipment was 28% in 2024 compared to 27% in 2023.

Direct operating expenses increased $152 million, or 13%. Direct operating expenses were 40.5% of equipment rental revenue in 2024, compared to 39.7% in the prior-year period, reflecting increases in (i) personnel-related expenses of $61 million primarily resulting from increased headcount in support of growth initiatives, including greenfields and acquisitions, (ii) facilities expense of $22 million as we have added more locations through acquisitions and opening greenfield locations, (iii) self insurance reserve increase of $21 million due to claims development attributable to unsettled cases and growth of the business, (iv) maintenance expense of $19 million resulting from our increased fleet size and higher volume in 2024, (v) re-rent expense of $11 million due to the corresponding increase in re-rent revenue, and (vi) delivery expense of $11 million due to increased volume of transactions and transfers of equipment between branches to drive fleet efficiency.

Depreciation of rental equipment increased $36 million, or 6%, during 2024 due to the increase in average fleet size. Non-rental depreciation and amortization increased $15 million, or 13%, primarily due to amortization of intangible assets related to acquisitions.
Selling, general and administrative expenses increased $32 million, or 7%. The increase was primarily due to increases in selling expenses, including commissions and other variable compensation, of $19 million, credit and collection expense of $5 million and general payroll of $4 million. Selling, general and administrative expenses were 15.1% of equipment rental revenue in 2024 compared to 15.6% in the prior-year period due to continued focus on improving operating leverage while expanding revenues.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest expense, net increased $36 million, or 16%, during the year ended 2024 when compared with the year ended 2023 due to higher average debt balances primarily to fund acquisition growth and invest in rental equipment.

Loss on assets held for sale was $194 million during 2024 to adjust the carrying value of Cinelease net assets to its fair value less estimated costs to sell.

Income tax provision was $80 million during the year ended 2024 when compared with $100 million for the same period in 2023. The effective tax rate during 2024 was 27% compared to 22% in 2023. The rate increase was driven by non-deductible goodwill impairment of $14 million in 2024, a reduction in the benefit related to stock-based compensation of $3 million in 2024 compared to $12 million in 2023, and certain other non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of liquidity include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, funding acquisitions, payment of dividends, and share repurchases. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of December 31, 2024, we had approximately $4.1 billion of total nominal indebtedness outstanding.

Our liquidity as of December 31, 2024 consisted of cash and cash equivalents of $83 million and unused commitments of approximately $1.8 billion under our ABL Credit Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Years Ended December 31,
	2024	2023	$ Change
Cash provided by (used in):
Operating activities	$1,225	$1,086	$139
Investing activities	(1,511)	(1,581)	70
Financing activities	299	512	(213)
Effect of exchange rate changes	(1)	—	(1)
Net change in cash and cash equivalents	$12	$17	$(5)

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Operating Activities

During the year ended December 31, 2024, we generated $139 million more cash from operating activities compared with the same period in 2023. The increase was related to improved operating results primarily resulting from higher revenues coupled with improved operating leverage on costs, collection of receivables and the timing of payments on accounts payable and accrued liabilities.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investing Activities

Cash used in investing activities decreased $70 million during 2024 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment, non-rental capital expenditures and acquisitions. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below. Additionally, we closed on 9 acquisitions during the year ended December 31, 2024 for a net cash outflow of $600 million, compared to cash outflow of $430 million during the year ended December 31, 2023.

Financing Activities

Cash provided by financing activities decreased $213 million during 2024 when compared with the prior-year. Financing activities primarily represent our changes in debt, which included the issuance of $800 million of senior unsecured notes due 2029 which were used to repay a portion of our ABL Credit Facility, resulting in net repayments of $391 million on our revolving lines of credit and securitization. Borrowings on the ABL Credit Facility were used primarily to fund acquisitions and invest in rental equipment during the period. Net borrowings in the prior year period were $740 million.

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

	Years Ended December 31,
	2024	2023
Rental equipment expenditures	$1,048	$1,320
Disposals of rental equipment	(288)	(325)
Net rental equipment expenditures	$760	$995
Net capital expenditures for rental equipment decreased $235 million during the year ended December 31, 2024 compared to the same period in 2023, as we optimize our fleet by continuing to strategically invest in growth markets as part of our long-term capital expenditure plans. Expenditures and disposals have decreased in the current year to maintain an appropriate mix of fleet and manage fleet age as the supply chain constraints experienced over the last several years have resolved in most equipment categories.
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

As of December 31, 2024, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,845	$1,845
AR Facility	—	—
Total	$1,845	$1,845

During the third quarter of 2024, we entered into an amendment to the AR Facility to increase the aggregate commitments from $370 million to $400 million and extend the maturity to August 31, 2025. See Note 11, "Debt" included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Report for more information.

As of December 31, 2024, $34 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $216 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Covenants

Our ABL Credit Facility, our AR Facility and our 2027 and 2029 Notes (collectively, the "Notes") contain a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of our business, make capital expenditures, or engage in certain transactions with certain affiliates.

Under the terms of our ABL Credit Facility, our AR Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2024, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

At December 31, 2024, Herc Holdings' balance sheet was substantially identical to that of Herc, with the exception of the debt held by Herc Holdings (2029 Notes, 2027 Notes and ABL Credit Facility) and certain components of shareholders equity. For the year ended December 31, 2024 and 2023, the statements of operations of Herc Holdings and Herc were identical with the exception of interest expense on the debt held at Herc Holdings that is not reflected in the statement of operations of Herc.

For further information on the terms of our Notes, ABL Credit Facility and AR Facility see Note 11, "Debt" included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Report. For a discussion of the risks associated with our indebtedness, see Part I, Item 1A "Risk Factors" contained in this Report.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Dividends

On December 6, 2024, we declared a quarterly dividend of $0.665 per share to record holders as of December 16, 2024, with payment date of December 27, 2024. The declaration of dividends on our common stock is discretionary and will be determined by our board of directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors. The amounts available to pay cash dividends are restricted by our debt agreements.

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

Rental Equipment

Our principal assets are rental equipment, which represented 53.6% and 54.3% of our total assets as of December 31, 2024 and 2023, respectively. Rental equipment consists of equipment utilized in our equipment rental operations. When rental equipment is acquired, we use historical experience, industry residual value guidebooks and the monitoring of market conditions to set depreciation rates. Generally, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of equipment usage and the targeted age of equipment at the time of disposal. We also estimate the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed regularly based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $60 million or $75 million, respectively. Market conditions for used equipment sales also can be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of rental equipment in response to changing market conditions. During the years ended December 31, 2024 and 2023, there were no material adjustments to our depreciation rates.

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

Goodwill and Indefinite-Lived Intangible Assets

On an annual basis and at interim periods when circumstances require, we test the recoverability of our goodwill. Goodwill impairment is deemed to exist if the carrying value of goodwill of a reporting unit exceeds its fair value. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We have assessed the guidance and performed our analysis using our two reporting units, core equipment rental and Cinelease.

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

In connection with our impairment analysis for goodwill and indefinite-lived intangible assets conducted as of October 1, 2024, we assessed qualitative factors as described above to determine if it is more likely than not that goodwill and indefinite-lived assets may be impaired and concluded that there was no impairment related to such assets at such date. Subsequent to the assessment, it was determined that the goodwill attributable to Cinelease of $65 million was fully impaired as discussed further in Note 8, "Assets Held for Sale."

Finite-Lived Intangible and Long-Lived Assets

Finite-lived intangible assets include technology, customer relationships, and other intangibles. Intangible assets with finite lives are amortized over the estimated economic lives of the assets, which range from five to 14 years. These assets are primarily amortized using the straight-line method, however, certain assets may be amortized using an accelerated method that reflects the economic benefit to us. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. During the year ended December 31, 2024, we recorded an asset impairment charge related to Cinelease of $129 million as discussed further in Note 8, "Assets Held for Sale." In 2023, there were no asset impairment charges and for the year ended December 31, 2022, we recorded asset impairment charges of $3.5 million.

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

Interest Rate Risk

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our ABL Credit Facility, AR Facility and cash and cash equivalents as of December 31, 2024, our pre-tax earnings would decrease by an estimated $19 million over a 12-month period.

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

During the year ended December 31, 2024, our foreign subsidiaries accounted for less than 10% of our total revenue and total income before income taxes. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10% change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Herc Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Herc Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes

As described in Notes 2 and 15 to the consolidated financial statements, the Company recorded an income tax provision of $80 million for the year ended December 31, 2024 and has a net deferred tax liability balance of $800 million as of December 31, 2024. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management also records deferred tax assets for unutilized net operating loss carryforwards in various tax jurisdictions. The effect of a change in tax rates is recognized in the period that includes the enactment date. Management records valuation allowances to reduce its deferred tax assets by the amount that is more likely than not to be realized. Management will determine whether it is more likely than not that a tax position will be sustained upon examination. Upon determination that a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements.

The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the income tax provision and net deferred tax liability.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the income tax provision and deferred income taxes. These procedures also included, among others (i) testing the provision for income taxes, including the effective tax rate reconciliation and permanent and temporary differences; (ii) testing the completeness and accuracy of underlying data used in measuring and recognizing deferred tax assets and liabilities; (iii) testing the completeness of management’s assessment of the identification of uncertain tax positions, and (iv) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
February 13, 2025

We have served as the Company’s auditor since 2013.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$83	$71
Receivables, net of allowances of $22 and $20, respectively	589	563
Prepaid expenses	47	30
Other current assets	40	47
Assets held for sale	17	21
Total current assets	776	732
Rental equipment, net	4,225	3,831
Property and equipment, net	554	465
Right-of-use lease assets	852	665
Intangible assets, net	572	467
Goodwill	670	483
Other long-term assets	8	10
Assets held for sale	220	408
Total assets	$7,877	$7,061
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and financing obligations	$21	$19
Current maturities of operating lease liabilities	39	37
Accounts payable	248	212
Accrued liabilities	239	221
Liabilities held for sale	15	19
Total current liabilities	562	508
Long-term debt, net	4,069	3,673
Financing obligations, net	101	104
Operating lease liabilities	842	646
Deferred tax liabilities	800	743
Other long-term liabilities	47	46
Liabilities held for sale	60	68
Total liabilities	6,481	5,788
Commitments and contingencies (Note 17)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 33.3 and 33.1 shares issued and 28.4 and 28.2 shares outstanding	—	—
Additional paid-in capital	1,832	1,820
Retained earnings	633	498
Accumulated other comprehensive loss	(142)	(118)
Treasury stock, at cost, 4.9 shares and 4.9 shares	(927)	(927)
Total equity	1,396	1,273
Total liabilities and equity	$7,877	$7,061

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Equipment rental	$3,189	$2,870	$2,552
Sales of rental equipment	311	346	125
Sales of new equipment, parts and supplies	37	38	36
Service and other revenue	31	28	27
Total revenues	3,568	3,282	2,740
Expenses:
Direct operating	1,291	1,139	1,029
Depreciation of rental equipment	679	643	536
Cost of sales of rental equipment	224	252	89
Cost of sales of new equipment, parts and supplies	24	25	21
Selling, general and administrative	480	448	411
Non-rental depreciation and amortization	127	112	95
Interest expense, net	260	224	122
Loss on assets held for sale	194	—	—
Other expense (income), net	(2)	(8)	3
Total expenses	3,277	2,835	2,306
Income before income taxes	291	447	434
Income tax provision	(80)	(100)	(104)
Net income	$211	$347	$330

Weighted average shares outstanding:
Basic	28.4	28.5	29.6
Diluted	28.5	28.7	30.2
Earnings per share:
Basic	$7.43	$12.18	$11.15
Diluted	$7.40	$12.09	$10.92

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2024	2023	2022
Net income	$211	$347	$330
Other comprehensive income (loss):
Foreign currency translation adjustments	(25)	7	(17)
Pension and postretirement benefit liability adjustments:
Amortization of net losses and settlement losses included in net periodic pension cost	2	1	2
Pension and postretirement benefit liability adjustments arising during the period	(1)	3	(13)
Income tax provision related to pension and postretirement plans	—	—	(1)
Total other comprehensive income (loss)	(24)	11	(29)
Total comprehensive income	$187	$358	$301

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions, except per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2021	29.7	$—	$1,822	$(53)	$(100)	$(692)	$977
Net income	—	—	—	330	—	—	330
Other comprehensive loss	—	—	—	—	(29)	—	(29)
Stock-based compensation charges	—	—	27	—	—	—	27
Dividends declared, $2.30 per share	—	—	(18)	(53)	—	—	(71)
Net settlement on vesting of equity awards	0.3	—	(15)	—	—	—	(15)
Employee stock purchase plan	—	—	4	—	—	—	4
Repurchase of common stock	(1.1)	—	—	—	—	(115)	(115)
Balance at December 31, 2022	28.9	—	1,820	224	(129)	(807)	1,108
Net income	—	—	—	347	—	—	347
Other comprehensive income	—	—	—	—	11	—	11
Stock-based compensation charges	—	—	18	—	—	—	18
Dividends declared, $2.53 per share	—	—	—	(73)	—	—	(73)
Net settlement on vesting of equity awards	0.3	—	(25)	—	—	—	(25)
Employee stock purchase plan	—	—	4	—	—	—	4
Exercise of stock options	0.1	—	3	—	—	—	3
Repurchase of common stock	(1.1)	—	—	—	—	(120)	(120)
Balance at December 31, 2023	28.2	—	1,820	498	(118)	(927)	1,273
Net income	—	—	—	211	—	—	211
Other comprehensive loss	—	—	—	—	(24)	—	(24)
Stock-based compensation charges	—	—	17	—	—	—	17
Dividends declared, $2.66 per share	—	—	—	(76)	—	—	(76)
Net settlement on vesting of equity awards	0.1	—	(12)	—	—	—	(12)
Employee stock purchase plan	—	—	5	—	—	—	5
Exercise of stock options	0.1	—	2	—	—	—	2
Balance at December 31, 2024	28.4	$—	$1,832	$633	$(142)	$(927)	$1,396

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$211	$347	$330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of rental equipment	679	643	536
Depreciation of property and equipment	82	71	64
Amortization of intangible assets	45	41	31
Amortization of deferred debt and financing obligations costs	5	4	4
Stock-based compensation charges	17	18	27
Provision for receivables allowance	70	65	52
Loss on assets held for sale	194	—	—
Deferred taxes	59	89	83
Gain on sale of rental equipment	(87)	(94)	(36)
Other	12	1	5
Changes in assets and liabilities:
Receivables	(62)	(98)	(172)
Other assets	(26)	(22)	(15)
Accounts payable	2	7	(23)
Accrued liabilities and other long-term liabilities	24	14	31
Net cash provided by operating activities	1,225	1,086	917
Cash flows from investing activities:
Rental equipment expenditures	(1,048)	(1,320)	(1,168)
Proceeds from disposal of rental equipment	288	325	121
Non-rental capital expenditures	(161)	(156)	(104)
Proceeds from disposal of property and equipment	10	15	7
Acquisitions, net of cash acquired	(600)	(430)	(515)
Other investing activities	—	(15)	(23)
Net cash used in investing activities	(1,511)	(1,581)	(1,682)
The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Proceeds from issuance of long-term debt	800	—	—
Proceeds from revolving lines of credit and securitization	2,008	2,127	2,618
Repayments on revolving lines of credit and securitization	(2,399)	(1,387)	(1,616)
Principal payments under finance lease and financing obligations	(19)	(16)	(15)
Payment of debt financing costs	(9)	(1)	(8)
Dividends paid	(77)	(73)	(68)
Net settlement on vesting of equity awards	(12)	(25)	(15)
Proceeds from employee stock purchase plan	5	4	4
Proceeds from exercise of stock options	2	3	—
Repurchase of common stock	—	(120)	(115)
Net cash provided by financing activities	299	512	785
Effect of foreign exchange rate changes on cash and cash equivalents	(1)	—	(1)
Net change in cash and cash equivalents during the period	12	17	19
Cash and cash equivalents at beginning of period	71	54	35
Cash and cash equivalents at end of period	$83	$71	$54

Supplemental disclosures of cash flow information:
Cash paid for interest	$258	$221	$114
Cash paid for income taxes, net	$12	$30	$22
Supplemental disclosures of non-cash investing activity:
Purchases of rental equipment in accounts payable	$30	$—	$38
Non-rental capital expenditures in accounts payable	$2	$—	$17
Disposals of rental equipment in accounts receivable	$6	$—	$—
Supplemental disclosures of non-cash investing and financing activity:
Equipment acquired through finance lease	$17	$24	$24

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Description of Business

Herc Holdings Inc. ("Herc Holdings" or the "Company") is one of the leading equipment rental suppliers with 451 locations in North America as of December 31, 2024. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 59 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

Reclassifications

Certain amounts on the balance sheet in prior years have been reclassified to conform with the presentation in the current year.

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

No single customer accounted for more than 3% of the Company’s equipment rental revenue during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024 and 2023, no single customer accounted for more than 5% of accounts receivable.

Receivables

Receivables are stated net of allowances and represent credit extended to customers and manufacturers that satisfy defined credit criteria. The estimate of the allowance for credit losses is based on the Company's historical experience and its judgment as to the likelihood of ultimate collection. Actual receivables are written-off against the allowance for credit losses when the Company determines the balance will not be collected. Estimates for future credit memos are based on historical experience and are reflected as reductions to revenue, while the provision for credit losses for rental transactions is reflected as a component of "Selling, general and administrative expenses" in the Company's consolidated statements of operations.

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

Goodwill and Indefinite-Lived Intangible Assets

On an annual basis and at interim periods when circumstances require, the Company tests the recoverability of its goodwill. The analysis is conducted as of October 1 each year. The Company has two reporting units and compares the carrying value of its reporting units to the fair value. If the carrying value of the reporting unit is greater than its fair value, the Company recognizes an impairment charge for the amount equal to that excess.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recently Issued Accounting Pronouncements

Adopted

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this guidance effective January 1, 2024 and has made the appropriate disclosures in Note 21, "Segment Information."

Not Yet Adopted

Improvements to Income Tax Disclosures

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"), which is intended to improve the disclosures about a public entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2024-03 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing 92.9%, 92.0% and 91.2% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

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
The following summarizes the applicable accounting guidance for the Company’s revenues (in millions):

	Years Ended December 31,
	2024			2023			2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$2,862	$—	$2,862	$2,577	$—	$2,577	$2,284	$—	$2,284
Other rental revenue:
Delivery and pick-up	—	213	213	—	188	188	—	170	170
Other	114	—	114	105	—	105	98	—	98
Total other rental revenues	114	213	327	105	188	293	98	170	268
Total equipment rentals	2,976	213	3,189	2,682	188	2,870	2,382	170	2,552
Sales of rental equipment	—	311	311	—	346	346	—	125	125
Sales of new equipment, parts and supplies	—	37	37	—	38	38	—	36	36
Service and other revenues	—	31	31	—	28	28	—	27	27
Total revenues	$2,976	$592	$3,568	$2,682	$600	$3,282	$2,382	$358	$2,740

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Years Ended December 31,
	2024	2023	2022
Sales of rental equipment	$311	$346	$125
Sales of new equipment	12	14	8
Sales of parts and supplies	25	24	28
Total	$348	$384	$161

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
Under Topic 606, the accounts receivable balance, prior to allowances for credit losses, for the sale of rental equipment, new equipment, parts and supplies, was approximately $17 million and $11 million as of December 31, 2024 and 2023, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the years ended December 31, 2024, 2023 or 2022 that was included in the contract liability balance as of the beginning of each period.

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the years ended December 31, 2024, 2023 and 2022 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2024.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	December 31, 2024	December 31, 2023
Rental equipment	$6,423	$5,785
Less: Accumulated depreciation	(2,198)	(1,954)
Rental equipment, net	$4,225	$3,831

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Property and Equipment

Property and equipment consists of the following (in millions):

	December 31, 2024	December 31, 2023
Land and buildings	$136	$131
Service vehicles	591	488
Leasehold improvements	142	122
Machinery and equipment	33	27
Computer equipment and software	16	81
Furniture and fixtures	19	18
Construction in progress	22	20
Property and equipment, gross	959	887
Less: accumulated depreciation	(405)	(422)
Property and equipment, net	$554	$465

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $82 million, $71 million and $64 million, respectively, and is included in "Non-rental depreciation and amortization" in the Company's consolidated statements of operations.

The Company leases certain of its service vehicles and office equipment under finance leases. Depreciation of assets held under finance leases is included in depreciation expense. The gross amounts of property and equipment and related depreciation recorded under finance leases, included in the table above, were as follows (in millions):

	December 31, 2024	December 31, 2023
Service vehicles	$124	$109
Furniture and fixtures	2	2
Finance lease assets, gross	126	111
Less: accumulated depreciation	(52)	(37)
Finance lease assets, net	$74	$74

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

	December 31, 2024	December 31, 2023
Land, building and leasehold improvements	$72	$72
Less: accumulated depreciation	(42)	(40)
Net assets under financing obligations	$30	$32

Note 6—Business Combinations
On July 16, 2024, the Company completed the acquisition of substantially all of the assets of Otay Mesa Sales ("Otay"). Otay was a full-service general equipment rental company comprised of approximately 135 employees and 4 locations serving construction and industrial customers throughout the metropolitan areas of San Diego, California and Phoenix and Yuma, Arizona. The aggregate consideration for the acquisition was approximately $273 million. The acquisition and related fees and expenses were funded through available cash and drawings on the senior secured asset-based revolving credit facility.

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

The assets and liabilities for Otay were recorded as of July 16, 2024 and the results of operations have been included in the Company's consolidated results of operations since that date. Total revenue and income before taxes for Otay included in the consolidated statement of operations since the acquisition date are $35 million and $6 million, respectively.

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

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Herc	Otay	Total	Herc	Otay	Total
Historic/pro forma total revenues	3,568	$41	$3,609	$3,282	$73	$3,355
Historic/combined pretax income	291	4	295	447	10	457
Pro forma adjustments to consolidated pretax income:
Impact of fair value adjustments/useful life changes on depreciation(a)		3	3		3	3
Intangible asset amortization(b)		(5)	(5)		(8)	(8)
Interest expense(c)		(10)	(10)		(18)	(18)
Elimination of historic interest(d)		3	3		5	5
Elimination of merger related costs(e)		2	2		—	—
Pro forma pretax income			$288			$439
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Acquisitions
In addition to the acquisition of Otay disclosed above, during the year ended December 31, 2024, the Company acquired eight companies with a total of 24 branches. During the year ended December 31, 2023, the Company acquired 12 companies totaling 21 branches.

Note 7—Goodwill and Intangible Assets
Goodwill
The Company performed its annual goodwill impairment test as of October 1 and determined that no impairment existed at such date. Subsequent to the annual impairment test, it was determined that goodwill classified as assets held for sale was fully impaired, see Note 8, "Assets Held for Sale" for further discussion. There was no impairment during the year ended December 31, 2023.

The following summarizes the Company's goodwill (in millions):

	Years Ended December 31,
	2024	2023
Balance at the beginning of the period:
Goodwill, gross	$1,154	$1,088
Accumulated impairment losses	(671)	(669)
Goodwill	483	419

Goodwill classified as held for sale	—	(65)
Additions	190	128
Currency translation	(3)	1

Balance at the end of the period:
Goodwill, gross	1,334	1,154
Accumulated impairment losses	(664)	(671)
Goodwill	$670	$483

Intangible Assets

The Company performed its annual impairment test of indefinite-lived intangible assets as of October 1 and assessed finite-lived intangible assets for impairment triggers and determined that no impairment existed at such date. Subsequent to the annual impairment test, it was determined that certain finite-lived intangible assets classified as assets held for sale were impaired, see Note 8, "Assets Held for Sale" for further discussion. There was no impairment during the year ended December 31, 2023.

Intangible assets, net, consisted of the following major classes (in millions):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$382	$(106)	$276
Internally developed software(a)	39	(14)	25
Total	421	(120)	301
Indefinite-lived intangible assets:
Trade name	271	—	271
Total intangible assets, net	$692	$(120)	$572
(a) Includes capitalized costs of $14 million yet to be placed into service.

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

For all intangible assets acquired during the year ended December 31, 2024, customer relationships have a weighted-average useful life of 12.7 years and non-compete agreements have a weighted-average useful life of 5.0 years.

Amortization of intangible assets for the years ended December 31, 2024, 2023 and 2022 was $45 million, $41 million and $31 million, respectively. Based on the amortizable assets in-service as of December 31, 2024, the Company expects amortization expense to be approximately $48 million in 2025, $41 million in 2026, $27 million in 2027, $24 million in 2028, $22 million in 2029, and $125 million thereafter.

Note 8—Assets Held for Sale

The Company's assets held for sale consist of the Cinelease studio entertainment and lighting and grip equipment rental business ("Cinelease"). The film and studio entertainment industry has shifted to a studio centric model where owning or managing a large footprint of studios is becoming more important to be a competitive equipment rental provider, requiring significant investment in fully managed studios. This business model is a departure from the Company's stated growth strategy.

During the fourth quarter of 2023, it was determined that Cinelease met all criteria to be classified as assets held for sale with the expectation of a transaction to be completed within 12 months. Since the determination was made, market conditions changed due to labor strikes within the industry that had impacts to Cinelease which slowed the process of exploring strategic alternatives. Cinelease continues to be actively marketed for sale and management expects a transaction to be completed in 2025.

The Company assesses the fair value, less estimated costs to sell, each reporting period it remains classified as held for sale. During the fourth quarter of 2024, there was indication that the carrying value of Cinelease was greater than the fair value, less estimated costs to sell, based on slower than anticipated return of business subsequent to settlement of actual and potential labor strikes, therefore an impairment analysis was performed. The fair value was estimated using a market approach based on offers received through a competitive bid process, exclusive of potential earnouts for future performance. Accordingly, the Company recorded a loss on assets held for sale of approximately $194 million.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the assets and liabilities held for sale (in millions):

	December 31, 2024	December 31, 2023
Assets held for sale:
Cash and cash equivalents	$—	$1
Receivables	6	8
Other current assets	11	12
Total current assets held for sale	$17	$21

Rental equipment, net	$124	$183
Property and equipment, net	23	34
Right-of-use lease assets	47	75
Intangible assets, net	2	4
Goodwill	—	65
Other long-term assets	24	47
Total long-term assets held for sale	$220	$408

Liabilities held for sale:
Current maturities of operating lease liabilities	$7	$8
Accounts payable	5	6
Accrued liabilities	3	5
Total current liabilities held for sale	$15	$19

Operating lease liabilities	$60	$68
Total long-term liabilities held for sale	$60	$68
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease expense consist of the following (in millions):

		Years Ended December 31,
	Classification	2024	2023
Operating lease cost(a)	Direct operating	$158	$132
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	16	14
Interest on lease liabilities	Interest expense, net	3	2
Sublease income	Equipment rental revenue	(77)	(61)
Net lease cost		$100	$87
(a) Includes short-term leases of $62 million and $52 million for the year ended December 31, 2024 and 2023, respectively, and variable lease costs of $6 million and $3 million for the year ended December 31, 2024 and 2023, respectively.

Balance sheet information related to leases consists of the following (in millions):

	Classification	December 31, 2024	December 31, 2023
Assets
Operating lease ROU assets	Right-of-use assets	$852	$665
Finance lease ROU assets	Property and equipment, net(a)	74	74
Total leased assets		$926	$739
Liabilities
Current:
Operating	Current maturities of operating lease liabilities	$39	$37
Finance	Current maturities of long-term debt and financing obligations	17	15
Non-current:
Operating	Operating lease liabilities	842	646
Finance	Long-term debt, net	60	61
Total lease liabilities		$958	$759
(a) Finance lease right-of-use assets are recorded net of accumulated amortization of $52 million and $37 million for the years ended December 31, 2024 and 2023, respectively.

	Years Ended December 31,
	2024	2023
Weighted average remaining lease term:
Operating leases	17.1	16.8
Finance leases	5.1	5.4
Weighted average discount rate:
Operating leases	4.31%	3.95%
Finance leases	4.29%	4.01%

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flow information related to leases consists of the following (in millions):

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$51	$49
Operating cash flows from finance leases	3	2
Financing cash flows from finance leases	16	12
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	300	291
Finance leases	17	24

Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases
2025	$76	$20
2026	82	18
2027	78	14
2028	75	13
2029	72	11
Thereafter	942	11
Total lease payments	1,325	87
Less: Interest	(444)	(10)
Present value of lease liabilities	$881	$77

Note 10—Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	December 31, 2024	December 31, 2023
Accrued compensation and benefit costs	$58	$51
Rebate accrual	43	56
Taxes payable	30	28
Accrued interest	38	37
Customer related deferrals	19	18
Insurance reserves	31	18
Acquisition holdbacks	13	3
Other	7	10
Total accrued liabilities	$239	$221

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at December 31, 2024	Weighted Average Stated Interest Rate at December 31, 2024	Fixed or Floating Interest Rate	Maturity	December 31, 2024	December 31, 2023
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200	$1,200
2029 Notes	6.91%	6.63%	Fixed	2029	$800	—
Other Debt
ABL Credit Facility	N/A	5.83%	Floating	2027	1,621	2,072
AR Facility	N/A	5.36%	Floating	2025	400	345
Finance lease liabilities	4.29%	N/A	Fixed	2025-2032	77	76
Unamortized Debt Issuance Costs(a)					(12)	(5)
Total debt					4,086	3,688
Less: Current maturities of long-term debt					(17)	(15)
Long-term debt, net					$4,069	$3,673
(a)    Unamortized debt issuance costs totaling $6 million and $8 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of December 31, 2024 and 2023, respectively, are included in "Other long-term assets" in the consolidated balance sheets.

The effective interest rate for the fixed rate 2027 Notes and 2029 Notes (as defined below) includes the stated interest on the notes and the amortization of any debt issuance costs.

Maturities
The nominal principal amounts of maturities of debt for each of the periods ending December 31 are as follows (in millions):

2025	$17
2026	16
2027	3,233
2028	12
2029	810
Thereafter	10
Total	$4,098

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

Redemption

The Company may redeem the 2027 Notes, in whole or in part, at any time (i) on or after July 15, 2024 and prior to July 15, 2025, at a price equal to 100.917% of the principal amount of the 2027 Notes and (ii) on or after July 15, 2025, at a price equal to 100.000% of the principal amount of the 2027 Notes, in each case, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest

The interest rates applicable to any loans under the ABL Credit Facility are based, at the option of the borrowers, on (i) a floating rate based on Term SOFR (for loans denominated in U.S. dollars) or CORRA (for loans denominated in Canadian dollars) plus an initial margin of 1.375% and a SOFR adjustment of 0.10% per annum or (ii) a base rate plus an initial margin of 0.50%, in each case, where margin is adjusted under the ABL Credit Facility based on the quarterly average excess availability under the ABL Credit Facility.

Covenants

The ABL Credit Facility contains a number of covenants that, among other things, limit or restrict the ability of the borrowers and their subsidiaries to incur additional indebtedness, prepay other indebtedness, make dividends and other restricted payments, create or incur liens, make acquisitions and other investments, engage in mergers, consolidations or sales of assets, engage in certain transactions with affiliates, and enter into certain restrictive agreements limiting the ability to create or incur liens.  In addition, under the ABL Credit Facility, upon excess availability falling below certain levels, the borrowers will be required to comply with a minimum fixed charge coverage ratio of no less than 1.00:1.00. As of December 31, 2024, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

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

The agreements governing the AR Facility contain restrictions and covenants which include limitations applicable to Herc and the SPE on the creation of certain liens, and restrictions and covenants which include limitations applicable to the SPE on the making of certain restricted payments, and limitations applicable to Herc and the SPE with respect to certain corporate acts such as mergers, consolidations and the sale of substantially all assets, with certain exceptions. The Company was in compliance with all such covenants as of December 31, 2024.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Borrowing Capacity and Availability
After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of December 31, 2024 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,845	$1,845
AR Facility	—	—
Total	$1,845	$1,845

Letters of Credit

As of December 31, 2024, $34 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $216 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

	Weighted Average Effective Interest Rate at December 31, 2024	Maturity	December 31, 2024	December 31, 2023
Financing obligations	5.45%	2026-2038	$107	$110
Unamortized financing issuance costs			(2)	(2)
Total financing obligations			105	108
Less: Current maturities of financing obligations			(4)	(4)
Financing obligations, net			$101	$104

As of December 31, 2024, future minimum financing payments for the agreements referred to above are as follows (in millions):

2025	$10
2026	10
2027	10
2028	9
2029	9
Thereafter	72
Total minimum financing obligations payments	120
Obligations subject to non-cash gain on future sale of property	35
Less amount representing interest (at a weighted-average interest rate of 5.45%)	(48)
Total financing obligations	$107

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Employee Retirement Benefits

401(k) Savings Plan and Other Defined Contribution Plan

On July 1, 2016, the Company established the Herc Holdings Savings Plan covering all of its U.S. employees. Contributions to the plans are made by both the employee and the Company. Company contributions to these plans are based on the level of employee contributions and formulas determined by the Company. Expenses for the defined contribution plans for the years ended December 31, 2024, 2023 and 2022 were approximately $23 million, $20 million and $16 million, respectively.

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

The Company’s policy for funded plans is to contribute, at a minimum, amounts required by applicable laws, regulations and union agreements. The Plan represents approximately 99% of the Company's defined benefit plan obligations and 100% of its plan assets. The Company made cash contributions to the Plan of $4 million for each of 2024 and 2023, and no contributions for 2022. The level of future contributions will vary and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of benefit obligations and plan assets of the Company’s pension plans and postretirement benefit plans (in millions):

	Pension		Postretirement
	2024	2023	2024	2023
Change in Projected Benefit Obligations
Benefit obligations at beginning of year	$137	$134	$1	$1
Interest cost	7	7	—	—
Plan settlements	(7)	—	—	—
Benefits paid	—	(7)	—	—
Actuarial (gain) loss	(4)	3	—	—
Benefit obligations at end of year	$133	$137	$1	$1

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$119	$113	$—	$—
Actual return on plan assets	2	9	—	—
Employer contribution	4	4	—	—
Plan settlements	(7)	—	—	—
Benefits paid	—	(7)	—	—
Fair value of plan assets at end of year	$118	$119	$—	$—

Funded Status	$(15)	$(18)	$(1)	$(1)

Accumulated benefit obligations	$133	$137

	Pension		Postretirement
	2024	2023	2024	2023
Amounts Recognized in Balance Sheet
Other long-term liabilities	$(15)	$(18)	$(1)	$(1)
Net amount recognized	$(15)	$(18)	$(1)	$(1)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial (loss) gain	$(18)	$(19)	$—	$1
Net amount recognized	$(18)	$(19)	$—	$1

Weighted‑Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	5.5%	5.1%	5.5%	5.1%
Average rate of increase in compensation	—%	—%	—%	—%
Interest credit rate	3.8%	3.8%	—%	—%
Initial healthcare cost trend rate	N/A	N/A	6.9%	6.1%
Ultimate healthcare cost trend rate	N/A	N/A	4.0%	4.0%

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The benefit obligations and fair value of plan assets for the Company’s qualified and non-qualified pension and postretirement plans with projected benefit obligations or accumulated benefit obligations in excess of plan assets are as follows (in millions):

	Pension		Postretirement
	2024	2023	2024	2023
Plans with Benefit Obligations in Excess of Plan Assets
Projected benefit obligations	$133	$137	$1	$1
Accumulated benefit obligations	133	137	—	—
Fair value of plan assets	118	119	—	—

The following table sets forth the net periodic pension cost (benefit) (in millions):

	Years Ended December 31,
	2024	2023	2022
Components of Net Periodic Pension Cost (Benefit)
Interest cost	$7	$7	$5
Expected return on plan assets	(6)	(3)	(6)
Net amortization of actuarial net loss	1	1	—
Settlement loss	1	—	2
Net periodic pension cost (benefit)	$3	$5	$1

Weighted‑Average Assumptions Used to Determine Net Periodic Pension Cost (Benefit)
Discount rate	5.1%	5.4%	2.7%
Expected return on assets	6.3%	6.0%	4.6%
Average rate of increase in compensation	—%	—%	—%
Interest credit rate	3.8%	3.8%	3.8%

The net periodic postretirement cost was immaterial in 2024, 2023 and 2022.

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

There was no average rate of increase in compensation for 2024, 2023 or 2022 as there are no longer any employees in the Plan accruing benefits.

The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached in 2049.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan Assets

The Company has a long-term investment outlook for its Plan assets, which is consistent with the long-term nature of the Plan's respective liabilities.

The Plan currently has a target asset allocation of 25% equity, 65% fixed income, and 10% in real assets. The equity portion of the assets are invested in a diversified public equity fund, including domestic and international holdings, that is both actively and passively managed. The fixed income portion of the assets are primarily invested in passively managed government bonds, actively managed treasury bond portfolios, and actively managed intermediate duration corporate credit fund. Additionally, monies are invested in corporate credit, securitized bonds, emerging market debt and other opportunistic bonds that are both public and private. The real assets portion of the assets are in an actively managed fund which allocates to both public and private real estate, infrastructure, and natural resources. A modest amount of cash is maintained to facilitate payment of benefits and plan expenses.

The fair value measurements of most plan assets are based upon significant other observable inputs (Level 2), except for the high yield mutual fund and cash which are based upon quoted market prices in active markets for identical assets (Level 1). The following represents the Company's pension plan assets (in millions):

Asset Category	December 31, 2024	December 31, 2023
Cash	$7	$2
Equity Securities:
U.S. Large Cap	17	13
U.S. Mid Cap	1	2
International Developed	6	12
International Emerging Markets	3	2
Fixed Income Securities:
U.S. Treasuries	40	23
Corporate Bonds	17	38
Government Bonds	1	7
Municipal Bonds	—	2
Mortgage-Backed Securities	8	1
Asset-Backed Securities	1	2
Bank Loans	—	6
Preferreds	—	6
Other	17	3
Total fair value of pension plan assets	$118	$119

Estimated Future Benefit Payments

The following table presents estimated future benefit payments (in millions):

	Pension	Postretirement
2025	$9	$—
2026	11	—
2027	12	—
2028	13	—
2029	14	—
2030-2034	70	—
	$129	$—

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Stock-Based Compensation

On May 17, 2018, the Herc Holdings Inc. 2018 Omnibus Incentive Plan (the "2018 Omnibus Plan") was approved and provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted awards (shares and units) and deferred stock units to key executives, employees, non-management directors and non-employee consultants. The total number of common shares authorized for issuance under the 2018 Omnibus Plan is 2,200,000, of which approximately 1,140,000 remains available as of December 31, 2024 for future incentive awards.

Stock-based compensation awards are measured on their grant date using a fair value method and are recognized in the statement of operations over the requisite service period. The Company's stock-based compensation expense is included in “Selling, general and administrative” expense in the Company's consolidated statements of operations.

The following table summarizes the expenses and associated income tax benefits recognized (in millions):

	Years Ended December 31,
	2024	2023	2022
Compensation expense	$17	$18	$27
Income tax benefit	(4)	(5)	(7)
Total	$13	$13	$20

As of December 31, 2024, there was $16 million of total unrecognized compensation cost related to non-vested restricted stock units ("RSUs") and performance stock units ("PSUs"). The total unrecognized compensation cost is expected to be recognized over the remaining 1.4 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Stock Options

All stock options granted had a per-share exercise price of not less than the fair market value of one share of common stock on the grant date. Stock options vested based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the 2018 Omnibus Plan). No stock options were exercisable after ten years from the grant date. There were no stock options granted during 2024, 2023 or 2022.

A summary of option activity is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions of dollars)
Outstanding at December 31, 2023	14,484	$64.96
Granted	—	—
Exercised	(14,484)	64.96
Forfeited or expired	—	—
Outstanding at December 31, 2024	—	$—
Expected to Vest at December 31, 2024	—	$—	—	$—
Exercisable at December 31, 2024	—	$—	—	$—

Additional information pertaining to stock option activity is as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Aggregate intrinsic value of stock options exercised	$2	$7	$1
Cash received from the exercise of stock options	2	3	—
Tax benefit realized on exercise of stock options	—	2	—

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Stock Units

PSUs will vest based on the achievement of pre-determined performance goals over performance periods determined by the Company's Compensation Committee. Each of the units granted represent the right to receive one share of the Company's common stock on a specified future date. Compensation expense for PSUs is based on the grant date fair value and is recognized ratably over the approved vesting period. In addition to the service vesting condition, the PSUs have an additional vesting condition which stipulates the number of units to be awarded being based on the achievement of certain performance measures over the applicable measurement period and can range from 0% to 200% of the target.

A summary of the PSU activity is presented below.

	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	188,758	$123.21
Granted	68,848	148.01
Vested	(153,169)	77.10
Performance change	70,509	77.10
Forfeited	(873)	129.16
Nonvested at December 31, 2024	174,073	$154.89

The weighted average per share grant-date fair values of PSUs granted during 2024, 2023 and 2022 were $148.01, $155.80 and $164.43, respectively. The total fair value of PSUs that vested during 2024, 2023 and 2022 were $12 million, $13 million and $5 million, respectively.

Almost all PSUs granted in 2024, 2023 and 2022 include vesting conditions based on the achievement of the Company's return on invested capital ("ROIC") and average rental adjusted EBITDA performance measured over a three-year period starting from the year of grant.

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

A summary of the RSU activity is presented below.

	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	200,139	$123.82
Granted	108,138	152.88
Vested	(81,543)	125.03
Forfeited	(2,353)	150.68
Nonvested at December 31, 2024	224,381	$137.10

The weighted average per share grant date fair values of RSUs granted during 2024, 2023 and 2022 were $152.88, $150.58 and $155.68, respectively. The total fair value of RSUs that vested during 2024, 2023 and 2022 was $10 million, $9 million and $9 million, respectively.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Income Taxes

The components of income before income taxes for the periods were as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Domestic	$302	$443	$426
Foreign	(11)	4	8
Income before income taxes	$291	$447	$434

The provision for income taxes consists of the following (in millions):

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$8	$—	$—
Foreign	4	4	5
State and local	9	7	15
Total current	21	11	20
Deferred:
Federal	63	86	82
Foreign	(6)	(1)	—
State and local	2	4	2
Total deferred	59	89	84
Total income tax provision	$80	$100	$104

The principal items of the U.S. and foreign net deferred tax assets (liabilities) are as follows (in millions):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Employee benefit plans	$4	$6
Tax credit carryforwards	5	3
Right-of-use assets	230	185
Deferred interest	80	58
Accrued expenses	59	55
Net operating loss carryforwards	42	108
Total deferred tax assets	420	415
Less: valuation allowance	(5)	(2)
Total net deferred tax assets	415	413
Deferred tax liabilities:
Lease liabilities	(218)	(179)
Prepaid expenses	(4)	(3)
Depreciation on tangible assets	(913)	(899)
Intangible assets	(80)	(75)
Total deferred tax liabilities	(1,215)	(1,156)
Net deferred tax liability	$(800)	$(743)

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management also records deferred tax assets for unutilized net operating loss carryforwards in various tax jurisdictions. As of December 31, 2024, a deferred tax asset of $26 million was recorded for unutilized federal net operating loss carryforwards ("NOL carryforwards"). The total federal NOL carryforwards are $136 million and have an indefinite carryforward period. State NOL carryforwards have generated a deferred tax asset of $16 million and expire over various years beginning in 2025.

As of December 31, 2024, deferred tax assets of $5 million were recorded for federal and various state tax credit carryforwards and expire in various years beginning in 2036.

In determining the valuation allowance, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with Topic 740. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. Based on the assessment, as of December 31, 2024, total valuation allowances of $5 million were recorded against deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not the remaining deferred tax assets of $415 million will be realized and as such no valuation allowance has been provided on these assets.

The income tax in the accompanying consolidated statements of operations differs from the income tax calculated by applying the statutory federal income tax rate to income before income taxes due to the following (in millions):

	Years Ended December 31,
	2024	2023	2022
Income tax provision at statutory rate	$61	$93	$91
Increases (decreases) resulting from:
Foreign taxes	—	5	—
State and local income taxes, net of federal income tax	9	10	14
Federal and foreign permanent items	2	(1)	(1)
Change in valuation allowance	—	(2)	—
Goodwill impairment(a)	14	—	—
Tax credits	(6)	(6)	(1)
All other items, net	—	1	1
Income tax provision	$80	$100	$104
(a) Relates to non-deductible goodwill impairment on Cinelease assets held for sale.

As a result of the Tax Cuts and Jobs Act of 2017, previously undistributed earnings from foreign subsidiaries are deemed to have been repatriated as of December 31, 2017 for federal income tax purposes. Beginning in 2018, companies are generally able to repatriate earnings from foreign subsidiaries with no U.S. federal income tax impact. As of December 31, 2024, the Company continues to assert that earnings from foreign operations are not permanently invested. The Company, as a matter of policy, looks to repatriate foreign earnings in a tax efficient manner. Many foreign jurisdictions impose taxes on distributions to other jurisdictions. Due to the variations and complexities of these laws, the Company believes it would be impractical to calculate and accrue these taxes beyond the normal earnings and profits standard for U.S. tax purposes.

As of December 31, 2024, the Company is maintaining the assertion that future earnings associated with the potential stock sale or liquidation of foreign subsidiaries are permanently reinvested. Accordingly, the Company has not recorded any deferred tax liabilities associated with these book-to-tax differences. The Company has analyzed the potential tax liability associated with these differences to be approximately $67 million.

The total cumulative amount of unrecognized tax benefits is $15 million and $12 million as of December 31, 2024 and 2023, respectively.

The Company files one or more income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities and open tax years span from 2014 to 2023. The Company is currently under audit for the 2014 through 2016 income tax years. Several U.S. state and non-U.S. jurisdictions are under audit. The IRS completed its audit of the Company's 2016 consolidated income tax return, in which Herc was included, and had no changes to the previously filed tax return. The Company is under audit for 2024 as part of the IRS Compliance Assurance Program. The Company does not expect any material assessments resulting from these audits.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We have evaluated the impact of Pillar 2 on our effective tax rate, our consolidated results of operation, financial position, and cash flows and have determined there is no impact to the Company in 2024.

Note 16—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) are presented in the tables below (in millions):

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(20)	$(98)	$(118)
Other comprehensive loss before reclassification	—	(25)	(25)
Amounts reclassified from accumulated other comprehensive loss	1	—	1
Net current period other comprehensive loss	1	(25)	(24)
Balance at December 31, 2024	$(19)	$(123)	$(142)

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(24)	$(105)	$(129)
Other comprehensive income before reclassification	3	7	10
Amounts reclassified from accumulated other comprehensive loss	1	—	1
Net current period other comprehensive income	4	7	11
Balance at December 31, 2023	$(20)	$(98)	$(118)

Amounts reclassified from accumulated other comprehensive income (loss) to net income were as follows (in millions):

	Years Ended December 31,
Pension and other postretirement benefit plans	2024	2023	2022	Statement of Operations Caption
Amortization of actuarial losses	$1	$1	$—	Selling, general and administrative
Settlement loss	1	—	2	Selling, general and administrative
Total	2	1	2
Tax provision	(1)	—	(1)	Income tax provision
Total reclassifications for the period	$1	$1	$1

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

    The Spin-Off
In connection with the Spin-Off, pursuant to the separation and distribution agreement (agreements and defined terms are discussed in Note 20, "Arrangements with New Hertz"), the Company has assumed the liability for, and control of, all pending and threatened legal matters related to its equipment rental business and related assets, as well as assumed or retained liabilities, and will indemnify New Hertz for any liability arising out of or resulting from such assumed legal matters. The separation and distribution agreement also provides for certain liabilities to be shared by the parties. The Company is responsible for a portion of these shared liabilities (typically 15%), as set forth in that agreement. New Hertz is responsible for managing the settlement or other disposition of such shared liabilities. Pursuant to the tax matters agreement, the Company has agreed to indemnify New Hertz for any resulting taxes and related losses if the Company takes or fails to take any action (or permits any of its affiliates to take or fail to take any action) that causes the Spin-Off and related transactions to be taxable, or if there is an acquisition of the equity securities or assets of the Company or of any member of the Company’s group that causes the Spin-Off and related transactions to be taxable.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cash Equivalents

Cash equivalents primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company measures the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had $27 million and $31 million in cash equivalents at December 31, 2024 and 2023, respectively.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of December 31, 2024 and 2023. The fair value of the Company's 2027 Notes and 2029 Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	December 31, 2024		December 31, 2023
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200	$1,182	$1,200	$1,180
2029 Notes	800	809	—	—
Notes	$2,000	$1,991	$1,200	$1,180

Note 19—Earnings Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data).

	Years Ended December 31,
	2024	2023	2022
Basic and diluted earnings per share:
Numerator:
Net income, basic and diluted	$211	$347	$330
Denominator:
Basic weighted average common shares	28.4	28.5	29.6
Stock options, RSUs and PSUs	0.1	0.2	0.6
Weighted average shares used to calculate diluted earnings per share	28.5	28.7	30.2
Earnings per share:
Basic	$7.43	$12.18	$11.15
Diluted	$7.40	$12.09	$10.92
Antidilutive stock options, RSUs and PSUs	—	0.1	0.1

Note 20—Arrangements with New Hertz

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

Separation and Distribution Agreement

The Separation Agreement sets forth the Company's agreements with New Hertz regarding the principal actions taken in connection with the Spin-Off. It also sets forth other agreements that govern aspects of the Company's relationship with New Hertz following the Spin-Off including (i) the manner in which legal matters and claims are allocated and certain liabilities are shared between the Company and New Hertz; (ii) other matters including transfers of assets and liabilities, treatment or termination of intercompany arrangements and releases of certain claims between the parties and their affiliates; (iii) mutual indemnification clauses; and (iv) allocation of Spin-Off expenses between the parties. There have been no material claims or expenses incurred with respect to these agreements in any of the periods presented.

Tax Matters Agreement

The Company entered into a tax matters agreement with New Hertz that governs the parties' rights, responsibilities and obligations after the Spin-Off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns.

Note 21—Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources to an individual segment and in assessing performance. The Company's Chief Operating Decision Maker (“CODM”) has been identified as its chief executive officer ("CEO").

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company considered guidance in ASC Topic 280, Segment Reporting, and used the management approach in determining its reportable segments. The Company has determined that it has two operating segments that are aggregated into one reportable segment: equipment rental.

The equipment rental segment derives revenues from customers by renting equipment from the Company's fleet, which includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction, lighting, trench shoring, and studio and production equipment. The Company’s broad portfolio of equipment for rent is fungible and can be deployed throughout the geographies where the Company does business.

Performance and resource allocation, particularly the amount and timing of new equipment purchases, are evaluated by the CODM using net income. Net income is also used when determining other capital allocation priorities such as completing acquisitions, paying dividends or repurchasing Company shares. Net income of the equipment rental segment is reported on the consolidated statement of operations as consolidated net income. Additionally, the measures of segment assets are reported on the consolidated balance sheet as total consolidated assets and rental equipment, which is also disclosed in Note 4, "Rental Equipment."

There are no significant segment expenses other than those presented on the consolidated statement of operations and the Company does not have intra-entity sales.

The Company generates substantially all of its equipment rental revenue in North America. For each of the last three fiscal years, revenues from external customers attributed to the U.S. and all foreign countries (primarily Canada) in total are set forth below:

	Years Ended December 31,
	2024	2023	2022
United States	$3,314	$3,019	$2,499
International	254	263	241
Total revenue	$3,568	$3,282	$2,740

Geographic information for long-lived assets, which consist primarily of rental equipment and property and equipment, was as follows (in millions):

	December 31, 2024	December 31, 2023
Total assets
United States	$7,375	$6,531
International	502	530
Total	$7,877	$7,061
Rental equipment, net
United States	$3,962	$3,546
International	263	285
Total	$4,225	$3,831
Property and equipment, net
United States	$525	$436
International	29	29
Total	$554	$465

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

HERC HOLDINGS INC. AND SUBSIDIARIES

(In millions)

	Beginning Balance	Provisions	Translation Adjustments	Deductions	Ending Balance
Receivables allowances:
Year to date December 31, 2024	$20	$70	$—	$(68)	$22
Year to date December 31, 2023	18	65	—	(63)	20
Year to date December 31, 2022	14	52	—	(48)	18

Tax valuation allowances:
Year to date December 31, 2024	$2	$3	$—	$—	$5
Year to date December 31, 2023	4	1	—	(3)	2
Year to date December 31, 2022	3	1	—	—	4

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our senior management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Departure of Director

On February 11, 2025, Lorin Crenshaw informed the Board of Directors of the Company of his intent not to stand for re-election to the Board of Directors at the 2025 annual meeting of stockholders.

Insider Trading Arrangements

On November 8, 2024, W. Mark Humphrey, our Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act (the “Trading Plan”). The Trading Plan provides for the potential sale of (1) up to 852 shares of Herc Holdings Inc. common stock and (2) additional net shares acquired through vesting of restricted stock units and performance stock units between February 6, 2025 and March 13, 2025 may be sold so long as the market price of the Herc Holdings Inc. common stock satisfies certain threshold prices specified in the Trading Plan. The Trading Plan will expire on October 31, 2025, subject to early termination for certain specified events set forth in the Trading Plan.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

HERC HOLDINGS INC. AND SUBSIDIARIES
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our executive officers is included in Part I under the caption "Executive Officers of the Registrant."
Our Insider Trading Policy establishes the policies and procedures governing the purchase, sale, and/or other disposition of our securities, including derivative securities, by directors, officers, and employees. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable listing standards. A copy of the Company's Insider Trading Policy are filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	398,454	$—	1,140,326
Equity compensation plans not approved by security holders	—	—	—
Total	398,454		1,140,326
(1)    The Company has no outstanding stock options as of December 31, 2024. The remaining securities under this plan as of December 31, 2024 are restricted stock units and performance stock units, which have no exercise price.
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed as part of this Report

(1) Consolidated financial statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Herc Holdings Inc. and Subsidiaries Consolidated Balance Sheets at December 31, 2024 and 2023
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements

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
4.3
Indenture (including the form of Notes), dated as of June 7, 2024, among Herc Holdings Inc., the guarantors party thereto, and Truist Bank. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K for Herc Holdings, Inc. (File No. 001-33139), as filed on June 7, 2024).

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

HERC HOLDINGS INC. AND SUBSIDIARIES

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

10.1.2
Amendment No. 2 to ABL Credit Facility, dated April 11, 2024, by and among Bank of America, N.A., a national banking association, as agent, the financial institutions from time to time parties thereto, and Herc Holdings, Inc., Matthews Equipment Limited, and certain subsidiaries of Herc Holdings Inc. (Incorporated by reference to Exhibit 10.1 to the Quarter Report on Form 10-Q of Herc Holdings Inc. (File No. 001-33139), as filed on April 23, 2024).

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

10.9.5
Amendment No. 5 to Receivables Financing Agreement, dated as of September 4, 2024, among Herc Receivables U.S. LLC, and The Additional Canadian Borrower To The Extent Added As A Party Thereto, as co-borrowers, Herc Rentals, Inc., individually and as initial servicer and as performance guarantor, the Lenders and Managing Agents, from time to time party thereto, and Credit Agricole Corporate and Investment Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139) as filed on September 4, 2024).

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

HERC HOLDINGS INC. AND SUBSIDIARIES

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

10.13.2
First Amendment to the Herc Holdings Inc. 2018 Omnibus Incentive Plan, effective December 3, 2020. (Incorporated by reference to Exhibit 10.14.2 to the Annual Report on Form 10-K of Herc Holdings Inc. (File No. 001-33139), as filed on February 18, 2021).

10.13.3[t]
Form of Executive Officer Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.14.3 to the Annual Report on Form 10-K of Herc Holdings Inc. (File No. 001-33139), as filed on February 13, 2024).

10.13.4[t]
Form of Executive Officer Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.14.4 to the Annual Report on Form 10-K of Herc Holdings Inc. (File No. 001-33139), as filed on February 13, 2024).

10.13.5[t]
Form of Director Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.14.5 to the Annual Report on Form 10-K of Herc Holdings (File No. 001-33139 ), as filed on February 18, 2021).

10.14[t]
Herc Holdings Inc. Supplemental Income Savings Plan, effective as of June 30, 2016. (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Herc Holdings (File No. 001-33139) as filed on February 27, 2020).

10.15[t]
Herc Holdings Inc. Senior Executive Bonus Plan (as amended and restated, effective June 30, 2016). (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Herc Holdings Inc. (File No. 001-33139), as filed on March 15, 2017).

10.16
Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 6, 2010).

19.1*	Herc Holdings Inc. Insider Trading Policy, dated December 5, 2024.
21.1*	Subsidiaries of Herc Holdings Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1**	18 U.S.C. Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer
97.1[t]
Executive Incentive Recovery Policy, effective November 30, 2023. (Incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K of Herc Holdings Inc. (File No. 001-33139), as filed on February 13, 2024).

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

HERC HOLDINGS INC. (Registrant)
	By:	/s/ MARK HUMPHREY
	Name:	Mark Humphrey
	Title:	Senior Vice President and Chief Financial Officer
Date:	February 13, 2025	(On behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 13, 2025:

Signature	Title

/s/ LAWRENCE H. SILBER	President and Chief Executive Officer, Director
Lawrence H. Silber	(Principal Executive Officer)

/s/ MARK HUMPHREY	Senior Vice President and Chief Financial Officer
Mark Humphrey	(Principal Financial Officer)

/s/ MARK A. SCHUMACHER	Vice President, Chief Accounting Officer
Mark A. Schumacher	(Principal Accounting Officer)

/s/ PATRICK D. CAMPBELL	Non-Executive Chairman of the Board
Patrick D. Campbell

/s/ JAMES H. BROWNING	Director
James H. Browning

/s/ SHARI L. BURGESS	Director
Shari L. Burgess

/s/ LORIN CRENSHAW	Director
Lorin Crenshaw

/s/ JEAN K. HOLLEY	Director
Jean K. Holley

/s/ MICHAEL A. KELLY	Director
Michael A. Kelly

/s/ RAKESH SACHDEV	Director
Rakesh Sachdev