Form 10-Q
period 2025-03-31
HERC HOLDINGS INC
filed 2025-04-22
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 18, 2025, there were 28,497,491 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2025 (this "Report") includes "forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act, as amended, and the Private Securities Litigation Reform Act of 1995. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved. You should not place undue reliance on the forward-looking statements.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 under Item 1A "Risk Factors," in Part II, Item 1A of this Report, and in our other filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise forward-looking statements that have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION
ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$48	$83
Receivables, net of allowances of $19 and $22, respectively	554	589
Prepaid expenses	69	47
Other current assets	20	40
Assets held for sale	18	17
Total current assets	709	776
Rental equipment, net	4,085	4,225
Property and equipment, net	567	554
Right-of-use lease assets	869	852
Intangible assets, net	564	572
Goodwill	682	670
Other long-term assets	8	8
Assets held for sale	221	220
Total assets	$7,705	$7,877
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and financing obligations	$22	$21
Current maturities of operating lease liabilities	39	39
Accounts payable	161	248
Accrued liabilities	237	239
Liabilities held for sale	15	15
Total current liabilities	474	562
Long-term debt, net	4,026	4,069
Financing obligations, net	99	101
Operating lease liabilities	862	842
Deferred tax liabilities	771	800
Other long-term liabilities	57	47
Liabilities held for sale	58	60
Total liabilities	6,347	6,481
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 33.4 and 33.3 shares issued and 28.5 and 28.4 shares outstanding	—	—
Additional paid-in capital	1,832	1,832
Retained earnings	595	633
Accumulated other comprehensive loss	(142)	(142)
Treasury stock, at cost, 4.9 shares and 4.9 shares	(927)	(927)
Total equity	1,358	1,396
Total liabilities and equity	$7,705	$7,877

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Equipment rental	$739	$719
Sales of rental equipment	105	69
Sales of new equipment, parts and supplies	11	9
Service and other revenue	6	7
Total revenues	861	804
Expenses:
Direct operating	327	307
Depreciation of rental equipment	172	160
Cost of sales of rental equipment	76	46
Cost of sales of new equipment, parts and supplies	8	6
Selling, general and administrative	118	112
Transaction expenses	74	3
Non-rental depreciation and amortization	33	29
Interest expense, net	62	61
Other expense (income), net	(1)	(1)
Total expenses	869	723
Income (loss) before income taxes	(8)	81
Income tax provision	(10)	(16)
Net income (loss)	$(18)	$65

Weighted average shares outstanding:
Basic	28.5	28.3
Diluted	28.5	28.4
Earnings (loss) per share:
Basic	$(0.63)	$2.30
Diluted	$(0.63)	$2.29

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In millions)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(18)	$65
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(6)
Total comprehensive income	$(18)	$59

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2024	28.4	$—	$1,832	$633	$(142)	$(927)	$1,396
Net loss	—	—	—	(18)	—	—	(18)
Other comprehensive loss	—	—	—	—	—	—	—
Stock-based compensation charges	—	—	6	—	—	—	6
Dividends declared, $0.70 per share	—	—	—	(20)	—	—	(20)
Net settlement on vesting of equity awards	0.1	—	(7)	—	—	—	(7)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—
Balance at March 31, 2025	28.5	$—	$1,832	$595	$(142)	$(927)	$1,358

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2023	28.2	$—	$1,820	$498	$(118)	$(927)	$1,273
Net income	—	—	—	65	—	—	65
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Stock-based compensation charges	—	—	5	—	—	—	5
Dividends declared, $0.665 per share	—	—	—	(19)	—	—	(19)
Net settlement on vesting of equity awards	0.1	—	(12)	—	—	—	(12)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	—	—	1	—	—	—	1
Balance at March 31, 2024	28.3	$—	$1,815	$544	$(124)	$(927)	$1,308
The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(18)	$65
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of rental equipment	172	160
Depreciation of property and equipment	22	19
Amortization of intangible assets	11	10
Amortization of deferred debt and financing obligations costs	1	1
Stock-based compensation charges	6	5
Provision for receivables allowances	14	12
Deferred taxes	(29)	9
Gain on sale of rental equipment	(29)	(23)
Other	—	3
Changes in assets and liabilities:
Receivables	20	(7)
Other assets	(20)	(6)
Accounts payable	(18)	(2)
Accrued liabilities and other long-term liabilities	39	(6)
Net cash provided by operating activities	171	240
Cash flows from investing activities:
Rental equipment expenditures	(187)	(181)
Proceeds from disposal of rental equipment	94	61
Non-rental capital expenditures	(33)	(30)
Proceeds from disposal of property and equipment	4	2
Acquisitions, net of cash acquired	(11)	(148)
Net cash used in investing activities	(133)	(296)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	520	385
Repayments on revolving lines of credit and securitization	(561)	(302)
Principal payments under finance lease and financing obligations	(5)	(5)
Dividends paid	(21)	(20)
Net settlement on vesting of equity awards	(7)	(12)
Proceeds from employee stock purchase plan	1	1
Proceeds from exercise of stock options	—	1
Net cash provided by (used in) financing activities	(73)	48
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net change in cash and cash equivalents during the period	(35)	(8)
Cash and cash equivalents at beginning of period	83	71
Cash and cash equivalents at end of period	$48	$63

Supplemental disclosure of cash flow information:
Cash paid for interest	$66	$78
Cash paid for income taxes, net	$2	$3
Supplemental disclosure of non-cash investing activity:
Non-rental capital expenditures in accounts payable	$7	$5
Disposal of rental equipment in accounts receivable	$4	$5
Supplemental disclosure of non-cash investing and financing activity:
Equipment acquired through finance lease	$3	$3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Organization and Description of Business

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or "the Company") is one of the leading equipment rental suppliers with 453 locations in North America as of March 31, 2025. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 59 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

Note 2—Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, however, these condensed consolidated financial statements do not include all of the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 13, 2025.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with current year presentation. These reclassifications had no effect on the previously reported net income, cash flows, or shareholder's equity.

HERC HOLDINGS INC. AND
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

Recently Issued Accounting Pronouncements and Disclosure Rules

Not Yet Adopted
Improvements to Income Tax Disclosures

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating this new disclosure guidance and will adopt in accordance with the effective date.

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

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 93.6% of total revenue for the three months ended March 31, 2025, compared to 92.7% and for the same period in 2024.
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

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following summarizes the applicable accounting guidance for the Company’s revenues for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025			2024
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$666	$—	$666	$648	$—	$648
Other rental revenue:
Delivery and pick-up	—	48	48	—	45	45
Other	25	—	25	26	—	26
Total other rental revenues	25	48	73	26	45	71
Total equipment rental	691	48	739	674	45	719
Sales of rental equipment	—	105	105	—	69	69
Sales of new equipment, parts and supplies	—	11	11	—	9	9
Service and other revenues	—	6	6	—	7	7
Total revenues	$691	$170	$861	$674	$130	$804

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

	Three Months Ended March 31,
	2025	2024
Sales of rental equipment	$105	$69
Sales of new equipment	5	3
Sales of parts and supplies	6	6
Total	$116	$78

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
Under Topic 606, the accounts receivable balance, prior to allowances for credit losses, for the sale of rental equipment, new equipment, parts and supplies, was approximately $21 million and $17 million as of March 31, 2025 and December 31, 2024, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three months ended March 31, 2025 and 2024 that was included in the contract liability balance as of the beginning of each period.

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Performance Obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three months ended March 31, 2025 and 2024 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2025.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	March 31, 2025	December 31, 2024
Rental equipment	$6,323	$6,423
Less: Accumulated depreciation	(2,238)	(2,198)
Rental equipment, net	$4,085	$4,225

Note 5—Business Combinations

Pending Acquisition of H&E

On February 19, 2025, the Company entered into an Agreement and Plan of Merger (the “H&E Merger Agreement”) that provides for its acquisition of H&E Equipment Services Inc. ("H&E"). Pursuant to the H&E Merger Agreement, H&E shareholders will receive $78.75 in cash and 0.1287 shares of Herc common stock for each share they own.

H&E provides its customers with a mix of high-quality general rental fleet including aerial work platforms, earthmoving equipment, material handling equipment, and other lines of equipment. H&E serves a diverse mix of customers across both construction and industrial markets through its network of approximately 160 branches in over 30 U.S. states.

The transaction is subject to customary closing conditions, including a minimum tender of at least one share more than 50 percent of then-outstanding H&E common shares and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company commenced a tender offer on March 19, 2025 to acquire all of the outstanding shares of H&E common stock for $78.75 per share in cash and 0.1287 shares of Herc common stock. Following completion of the tender offer, the Company intends to acquire all remaining shares not tendered in the offer through a second-step merger at the same price as in the tender offer. The Company has obtained committed financing for the cash portion of the transaction. The transaction is expected to close in mid-year 2025.

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

In accordance with the terms of H&E's prior agreement with United Rentals, Inc., the Company, on behalf of H&E, has paid a one-time termination fee of approximately $64 million to United Rentals which has been recorded in transaction expenses in our condensed consolidated statement of operations.

Otay Mesa Sales

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

The Otay acquisition was accounted for as a business combination using the acquisition method. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net identifiable assets acquired was initially recorded at $56 million, however, in accordance with ASC Topic 805, Business Combinations, the Company recorded a measurement period adjustment and increased goodwill by $11 million. The adjustment was primarily related to additional information obtained regarding the valuation of rental equipment as of the acquisition date.

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed (in millions) as of the acquisition date on July 16, 2024, after considering the measurement period adjustments described above:

Otay
Accounts receivable	$14
Rental equipment	120
Property and equipment	8
Intangibles(a)	65
Total identifiable assets acquired	207
Current liabilities	1
Net identifiable assets acquired	206
Goodwill(b)	67
Net assets acquired	$273

(a) The following table reflects the fair values and useful lives of the acquired intangible assets identified (in millions):

	Otay	Life (years)
Customer relationships	$61	14
Non-compete agreements	4	5
Total acquired intangible assets	$65

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

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Three Months Ended March 31, 2024
	Herc	Otay	Total
Historic/pro forma total revenues	$804	$18	$822
Historic/combined pretax income	81	2	83
Pro forma adjustments to consolidated pretax income:
Impact of fair value adjustments/useful life changes on depreciation(a)		2	2
Intangible asset amortization(b)		(2)	(2)
Interest expense(c)		(5)	(5)
Elimination of historic interest(d)		1	1
Elimination of merger related costs(e)		—	—
Pro forma pretax income			$79
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

Note 6—Goodwill and Intangible Assets

Goodwill
The following summarizes the Company's goodwill (in millions):

	March 31, 2025	December 31, 2024
Balance at the beginning of the period:
Goodwill, gross	$1,334	$1,154
Accumulated impairment losses	(664)	(671)
Goodwill	670	483

Additions	12	190
Currency translation	—	(3)

Balance at the end of the period:
Goodwill, gross	1,346	1,334
Accumulated impairment losses	(664)	(664)
Goodwill	$682	$670

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Intangible Assets

Intangible assets, net, consisted of the following major classes (in millions):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$382	$(116)	$266
Internally developed software(a)	42	(15)	27
Total	424	(131)	293
Indefinite-lived intangible assets:
Trade name	271	—	271
Total intangible assets, net	$695	$(131)	$564
(a) Includes capitalized costs of $16 million yet to be placed into service.

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$382	$(106)	$276
Internally developed software(a)	39	(14)	25
Total	421	(120)	301
Indefinite-lived intangible assets:
Trade name	271	—	271
Total intangible assets, net	$692	$(120)	$572
(a) Includes capitalized costs of $14 million yet to be placed into service.

Amortization of intangible assets was $11 million and $10 million for the three months ended March 31, 2025 and 2024, respectively.

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

During the fourth quarter of 2023, it was determined that Cinelease met all criteria to be classified as assets held for sale with the expectation of a transaction to be completed within 12 months. Since the determination was made, market conditions changed due to labor strikes within the industry that had impacts to Cinelease which slowed the process of exploring strategic alternatives. Cinelease continues to be actively marketed for sale and management expects a transaction to be completed in the current year. The Company continues to assess the fair value, less costs to sell, each reporting period it remains classified as held for sale.

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following table summarizes the assets and liabilities held for sale (in millions):

	March 31, 2025	December 31, 2024
Assets held for sale:
Receivables, net of allowances	$9	$6
Other current assets	9	11
Total current assets held for sale	$18	$17

Rental equipment, net	$125	$124
Property and equipment, net	23	23
Right-of-use lease assets	47	47
Intangible assets, net	2	2
Other long-term assets	24	24
Total long-term assets held for sale	$221	$220

Liabilities held for sale:
Current maturities of operating lease liabilities	$7	$7
Accounts payable	4	5
Accrued liabilities	4	3
Total current liabilities held for sale	$15	$15

Operating lease liabilities	$58	$60
Total long-term liabilities held for sale	$58	$60

Note 8—Leases

The Company leases real estate, office equipment and service vehicles. The Company's leases have remaining lease terms of up to 22 years, some of which include options to extend the leases for up to 25 years.. The Company determines the lease term used to record each lease by including the initial lease term and, in the case where there are options to extend, will include the option to extend if it has determined that it is reasonably certain that the Company would exercise those options.

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

The components of lease expense consist of the following (in millions):

		Three Months Ended March 31,
	Classification	2025	2024
Operating lease cost(a)	Direct operating	$38	$36
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	4	4
Interest on lease liabilities	Interest expense, net	1	1
Sublease income	Equipment rental revenue	(15)	(18)
Net lease cost		$28	$23

(a) Includes short-term leases of $11 million and $14 million for the three months ended March 31, 2025 and 2024, respectively, and variable lease costs of $2 million and $1 million for the three months ended March 31, 2025 and 2024, respectively.

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 9—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at March 31, 2025	Weighted Average Stated Interest Rate at March 31, 2025	Fixed or Floating Interest Rate	Maturity	March 31, 2025	December 31, 2024
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200	$1,200
2029 Notes	6.91%	6.63%	Fixed	2029	800	800
Other Debt
ABL Credit Facility	N/A	5.64%	Floating	2027	1,620	1,621
AR Facility	N/A	5.17%	Floating	2025	359	400
Finance lease liabilities	4.35%	N/A	Fixed	2025-2032	75	77
Unamortized debt issuance costs(a)					(11)	(12)
Total debt					4,043	4,086
Less: Current maturities of long-term debt					(17)	(17)
Total long-term debt, net					$4,026	$4,069
(a)    Unamortized debt issuance costs totaling $5 million and $6 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of March 31, 2025 and December 31, 2024, respectively, are included in "Other long-term assets" in the condensed consolidated balance sheets.

The effective interest rates for the fixed rate 2027 Notes and 2029 Notes (as defined below) includes the stated interest on the notes and the amortization of any debt issuance costs.

Senior Notes—2027 Notes
On July 9, 2019, the Company issued $1.2 billion aggregate principal amount of its 5.50% Senior Notes due 2027 (the "2027 Notes"). Interest on the 2027 Notes accrues at the rate of 5.50% per annum and is payable semi-annually in arrears on January 15 and July 15. The 2027 Notes will mature on July 15, 2027. Additional information about the 2027 Notes is included in Note 11, "Debt" to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024.

Senior Notes—2029 Notes
On June 7, 2024, the Company issued $800 million aggregate principal amount of its 6.625% Senior Notes due 2029 (the "2029 Notes" and, together with the 2027 Notes, the "Notes"). Interest on the 2029 Notes accrues at the rate of 6.625% per annum and will be payable semi-annually in arrears on June 15 and December 15 of each year. The 2029 Notes will mature on June 15, 2029. Additional information about the 2029 Notes is included in Note 11, "Debt" to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024.

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

On March 11, 2025, the Company entered into the Third Amendment to the ABL Credit Facility to permit the consummation of the acquisition of H&E Equipment Services, Inc. and to allow for the incurrence of indebtedness and related liens under the ABL Credit Agreement in connection with the acquisition, see Note 5, "Business Combinations" for additional information.

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Additional information about the ABL Credit Facility is included in Note 11, "Debt" to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024.

Accounts Receivable Securitization Facility
The accounts receivable securitization facility (the "AR Facility"), as amended, matures on August 31, 2025 and has aggregate commitments up to $400 million. In connection with the AR Facility, Herc sells its accounts receivables on an ongoing basis to Herc Receivables U.S. LLC, a wholly-owned special-purpose entity (the "SPE"). The SPE's sole business consists of the purchase by the SPE of accounts receivable from Herc and borrowing by the SPE against the eligible accounts receivable from the lenders under the facility. The borrowings are secured by liens on the accounts receivable and other assets of the SPE. Collections on the accounts receivable are used to service the borrowings. The SPE is a separate legal entity that is consolidated in the Company's financial statements. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Herc is the servicer of the accounts receivable under the AR Facility. All of the obligations of the servicer and certain indemnification obligations of the SPE under the agreements governing the AR Facility are guaranteed by Herc pursuant to a performance guarantee. The AR Facility is excluded from current maturities of long-term debt as the Company has the intent and ability to fund the AR Facility's borrowings on a long-term basis either by further extending the maturity date of the AR Facility or by utilizing the capacity available at the balance sheet date under the ABL Credit Facility.
Borrowing Capacity and Availability
After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of March 31, 2025 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,846	$1,846
AR Facility	41	41
Total	$1,887	$1,887

Letters of Credit
As of March 31, 2025, $34 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $216 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
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

	Weighted Average Effective Interest Rate at March 31, 2025	Maturities	March 31, 2025	December 31, 2024
Financing obligations	5.46%	2026-2038	$106	$107
Unamortized financing issuance costs			(2)	(2)
Total financing obligations			104	105
Less: Current maturities of financing obligations			(5)	(4)
Financing obligations, net			$99	$101

HERC HOLDINGS INC. AND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 11—Income Taxes

Income tax provision was $10 million for the three months ended March 31, 2025 compared to $16 million in the same period of 2024. The income tax provision in the current period was primarily driven by non-deductible transaction costs.

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

Cash Equivalents

Cash equivalents primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company measures the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had $17 million in cash equivalents at March 31, 2025 and $27 million at December 31, 2024.

Debt Obligations

The fair values of the Company's ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of March 31, 2025 and December 31, 2024. The fair value of the Company's Notes are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	March 31, 2025		December 31, 2024
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200	$1,191	$1,200	$1,182
2029 Notes	800	800	800	809
Notes	$2,000	$1,991	$2,000	$1,991

Note 14—Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended March 31,
	2025	2024
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss), basic and diluted	$(18)	$65
Denominator:
Basic weighted average common shares	28.5	28.3
Stock options, RSUs and PSUs	—	0.1
Weighted average shares used to calculate diluted earnings per share	28.5	28.4
Earnings (loss) per share:
Basic	$(0.63)	$2.30
Diluted	$(0.63)	$2.29
Antidilutive stock options, RSUs and PSUs	0.2	—

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

Note 16—Segment Information

The Comany has used the management approach in determining its reportable segments, and has determined that it has two operating segments that are aggregated into one reportable segment: equipment rental. The equipment rental segment derives revenues from customers by renting equipment from the Company's fleet, which includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction, lighting, trench shoring, and studio and production equipment. The Company’s broad portfolio of equipment for rent is fungible and can be deployed throughout the geographies where the Company does business.

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

Pending Acquisition of H&E

On February 19, 2025, we entered into an Agreement and Plan of Merger (the “H&E Merger Agreement”) that provides for our acquisition of H&E Equipment Services Inc. ("H&E"). Pursuant to the H&E Merger Agreement, H&E shareholders will receive $78.75 in cash and 0.1287 shares of Herc common stock for each share they own.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

H&E provides its customers with a mix of high-quality general rental fleet including aerial work platforms, earthmoving equipment, material handling equipment, and other lines of equipment. H&E serves a diverse mix of customers across both construction and industrial markets through its network of approximately 160 branches in over 30 U.S. states.

The transaction is subject to customary closing conditions, including a minimum tender of at least one share more than 50 percent of then-outstanding H&E common shares and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We commenced a tender offer on March 19, 2025 to acquire all of the outstanding shares of H&E common stock for $78.75 per share in cash and 0.1287 shares of Herc common stock. Following completion of the tender offer, we intend to acquire all remaining shares not tendered in the offer through a second-step merger at the same price as in the tender offer. We have obtained committed financing for the cash portion of the transaction. The transaction is expected to close in mid-year 2025.

In accordance with the terms of H&E's prior agreement with United Rentals, Inc., we, on behalf of H&E, have paid a one-time termination fee of approximately $64 million to United Rentals which has been recorded in transaction expenses in our condensed consolidated statement of operations.

Economic Conditions

Local markets continue to be impacted by the elevated interest rate environment and continued economic uncertainty. Our diversification across industries and project types have contributed to the resiliency of our business and we believe the operating environment continues to favor equipment rental companies of scale. We actively monitor the impact of the dynamic macroeconomic environment and manage our business to adjust to such conditions. Interest rates on our debt instruments remain elevated, however, the weighted average interest rate on our floating rate debt in the first quarter of 2025 has declined to 5.55% from 6.82% in the first quarter of 2024, reflecting movement from interest rate cuts in the second half of 2024. We monitor our exposure to floating rate debt and reevaluate our capital allocation strategy, as necessary. We have returned to a more normalized cadence of rental equipment expenditures and disposals, remaining mindful of the possibility we may experience supply chain disruptions in the future. Although inflation appears to have stabilized, we have experienced and expect to continue to experience inflationary pressures, potentially as a result of tariffs imposed, a portion of which may be passed on to customers. There are also costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. We cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted by these ongoing economic conditions, however, we believe we are well-positioned to operate effectively through the present environment.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024	Change	Change
Equipment rental	$739	$719	$20	3%
Sales of rental equipment	105	69	36	52
Sales of new equipment, parts and supplies	11	9	2	22
Service and other revenue	6	7	(1)	(14)
Total revenues	861	804	57	7
Direct operating	327	307	20	7
Depreciation of rental equipment	172	160	12	8
Cost of sales of rental equipment	76	46	30	65
Cost of sales of new equipment, parts and supplies	8	6	2	33
Selling, general and administrative	118	112	6	5
Transaction expenses	74	3	71	NM
Non-rental depreciation and amortization	33	29	4	14
Interest expense, net	62	61	1	2
Other expense (income), net	(1)	(1)	—	—
Income (loss) before income taxes	(8)	81	(89)	(110)
Income tax provision	(10)	(16)	6	(38)
Net income (loss)	$(18)	$65	$(83)	(128)%
NM - not meaningful

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Equipment rental revenue increased $20 million, or 3%, during the first quarter of 2025 reflecting demand across end markets and incremental revenue from prior year greenfields and acquisitions.

Sales of rental equipment increased $36 million, or 52%, during the first quarter of 2025 when compared to the first quarter of 2024 as we increased the volume of sales in line with our fleet rotation planning to improve the equipment mix and manage fleet age. The margin on sales of rental equipment was 28% in 2025 compared to 33% in 2024. The decrease in margin on sale of rental equipment in 2025 resulted from continued normalization of used equipment pricing in the market.

Direct operating expenses in the first quarter of 2025 increased $20 million, or 7%, when compared to the first quarter of 2024. Direct operating expenses were 44.2% of equipment rental revenue in 2025, compared to 42.7% in the prior-year period. The increase as a percent of rental revenue related to lower fixed cost absorption due to the normal seasonality associated with the first quarter. Primary drivers of the increase include (i) facilities expense of $7 million as we have added more locations through acquisitions and opening greenfield locations, (ii) self insurance reserve increase of $5 million due to claims development attributable to unsettled cases, and (v) re-rent expense of $3 million due to corresponding increase in re-rent revenue.

Depreciation of rental equipment increased $12 million, or 8%, during the first quarter of 2025 when compared to the first quarter of 2024 due to an increase in average fleet size. Non-rental depreciation and amortization increased $4 million, or 14%, primarily due to amortization of intangible assets related to acquisitions.

Selling, general and administrative expenses increased $6 million, or 5%, in the first quarter of 2025 when compared to the first quarter of 2024. Selling, general and administrative expenses were 16.0% and 15.6% of equipment rental revenue in 2025 compared to 2024, respectively.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Transaction expenses increased $71 million during the first quarter of 2025 when compared to the prior year due to costs incurred related to the acquisition of H&E, primarily the one-time termination fee paid to United Rentals on behalf of H&E of $64 million.

Interest expense, net increased $1 million, or 2%, during the first quarter of 2025 when compared with the first quarter of 2024 due to increased borrowings primarily to invest in rental equipment offset by lower interest rates on floating rate debt.

Income tax provision was $10 million during the first quarter of 2025 compared to $16 million in the same period of 2024. The effective tax rate in the current period was primarily driven by non-deductible transaction costs.
LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of liquidity include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, funding acquisitions, payment of dividends, and share repurchases. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of March 31, 2025, we had approximately $4.1 billion of total nominal indebtedness outstanding.

Our liquidity as of March 31, 2025 consisted of cash and cash equivalents of $48 million and unused commitments of approximately $1.9 billion under our ABL Credit Facility and AR Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our ABL Credit Facility and our AR Facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the ABL Credit Facility and the AR Facility or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, payment of dividends, and debt payments, if any, over the next twelve months. We intend to finance the cash portion of the H&E acquisition through a combination of issuance of new debt instruments and potentially increasing the aggregate maximum borrowing limit under our ABL Credit Facility, subject to borrowing base limitations.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Three Months Ended March 31,
	2025	2024	$ Change
Cash provided by (used in):
Operating activities	$171	$240	$(69)
Investing activities	(133)	(296)	163
Financing activities	(73)	48	(121)
Effect of exchange rate changes	—	—	—
Net change in cash and cash equivalents	$(35)	$(8)	$(27)
Operating Activities

During the three months ended March 31, 2025, we generated $69 million less cash from operating activities compared with the same period in 2024. The decrease was primarily related to decreased profitability driven by transaction expenses incurred and the timing of payments on accounts payable and accrued liabilities.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Investing Activities

Cash used in investing activities decreased $163 million during the three months ended March 31, 2025 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment, non-rental capital expenditures and acquisitions. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below. Acquisition expenditures of $11 million were related to holdback payments on prior year acquisitions.

Financing Activities

Financing cash flows decreased $121 million during the three months ended March 31, 2025 when compared with the prior-year period. Financing activities primarily represents our changes in debt, which included borrowings of $520 million on our revolving lines of credit and securitization which were used primarily to invest in rental equipment during the period. This was offset by repayments of $561 million through operations. Net borrowings in the prior year period were $83 million.

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

	Three Months Ended March 31,
	2025	2024
Rental equipment expenditures	$187	$181
Disposals of rental equipment	(94)	(61)
Net rental equipment expenditures	$93	$120
Net capital expenditures for rental equipment decreased $27 million during the three months ended March 31, 2025 compared to the same period in 2024. As the supply chain constraints have eased, our rental equipment expenditures have returned to taking deliveries and disposing of equipment in line with our normal seasonal cadence, while we continue to optimize our fleet by investing in high growth markets as part of our long-term capital expenditure plans.
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

Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2024, and Note 9, "Debt" included in Part I, Item 1 "Financial Statements" of this Report for more information.

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

As of March 31, 2025, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,846	$1,846
AR Facility	41	41
Total	$1,887	$1,887

As of March 31, 2025, $34 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $216 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of March 31, 2025, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

At March 31, 2025, Herc Holdings' balance sheet was substantially identical to that of Herc, with the exception of the debt held by Herc Holdings (Notes and ABL Credit Facility) and certain components of shareholders equity. For the three months ended March 31, 2025 and 2024, the statements of operations of Herc Holdings and Herc were identical with the exception of interest expense on the debt held at Herc Holdings that is not reflected in the statement of operations of Herc.

Additional information on the terms of our Notes, ABL Credit Facility and AR Facility is included in Note 11, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2024. For a discussion of the risks associated with our indebtedness, see Part I, Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

Dividends

On February 4, 2025, we declared a quarterly dividend of $0.70 per share to record holders as of February 18, 2025, with payment date of March 4, 2025. The declaration of dividends on our common stock is discretionary and will be determined by our board of directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors. The amounts available to pay cash dividends are restricted by our debt agreements.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of March 31, 2025, there have been no material changes to our indemnification obligations as disclosed in Note 17, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2024. For further information, see the discussion on indemnification obligations included in Note 12, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

As of March 31, 2025, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 12, "Commitments and Contingencies" to the notes to our condensed consolidated financial statements in Part I, Item 1 "Financial Statements" of this Report.

ITEM 1A.    RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those previously disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, we announced a $1 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount and our repurchases may be subject to certain predetermined price/volume guidelines, set from time-to-time, by our board of directors. The timing and extent to which we repurchase shares will depend upon, among other things, strategic priorities, market conditions, share price, liquidity targets, contractual restrictions, regulatory requirements and other factors. Share repurchases may be commenced or suspended at any time or from time-to-time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the three months ended March 31, 2025. As of March 31, 2025, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $161 million.

ITEM 5.    OTHER INFORMATION
None.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 6.    EXHIBITS

Exhibit Number
2.1
Agreement and Plan of Merger, dated as of February 19, 2025, by and among H&E Equipment Services, Inc., Herc Holdings Inc. and HR Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on February 20, 2025).

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

10.1
Amendment No. 3 to Credit Agreement, dated March 11, 2025, by and among Bank of America, N.A., a national banking association, as agent, the financial institutions from time to time parties thereto, and Herc Holdings Inc., Matthews Equipment Limited, and certain subsidiaries of Herc Holdings Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on March 12, 2025).

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

Date:	April 22, 2025	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK HUMPHREY
Mark Humphrey Senior Vice President and Chief Financial Officer