Form 10-Q
period 2025-06-30
HERC HOLDINGS INC
filed 2025-07-29
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 25, 2025, there were 33,236,566 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2025 (this "Report") includes "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act, as amended, and the Private Securities Litigation Reform Act of 1995. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved. You should not place undue reliance on the forward-looking statements.

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
•our ability to integrate H&E Equipment Services, Inc. into our business and realize all the anticipated benefits of the transaction; and
•our significant indebtedness.

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

PART I—FINANCIAL INFORMATION
ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$53	$83
Receivables, net of allowances of $17 and $22, respectively	778	589
Prepaid expenses	63	47
Other current assets	26	40
Assets held for sale	23	17
Total current assets	943	776
Rental equipment, net	6,015	4,225
Property and equipment, net	865	554
Right-of-use lease assets	1,475	852
Intangible assets, net	1,622	572
Goodwill	2,901	670
Other long-term assets	17	8
Assets held for sale	180	220
Total assets	$14,018	$7,877
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and financing obligations	$28	$21
Current maturities of operating lease liabilities	55	39
Accounts payable	325	248
Accrued liabilities	391	239
Liabilities held for sale	19	15
Total current liabilities	818	562
Long-term debt, net	8,251	4,069
Financing obligations, net	98	101
Operating lease liabilities	1,454	842
Deferred tax liabilities	1,377	800
Other long-term liabilities	53	47
Liabilities held for sale	56	60
Total liabilities	12,107	6,481
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 38.1 and 33.3 shares issued and 33.2 and 28.4 shares outstanding	—	—
Additional paid-in capital	2,423	1,832
Retained earnings	540	633
Accumulated other comprehensive loss	(125)	(142)
Treasury stock, at cost, 4.9 shares and 4.9 shares	(927)	(927)
Total equity	1,911	1,396
Total liabilities and equity	$14,018	$7,877

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Equipment rental	$870	$765	$1,609	$1,484
Sales of rental equipment	106	65	211	134
Sales of new equipment, parts and supplies	17	10	28	19
Service and other revenue	9	8	15	15
Total revenues	1,002	848	1,863	1,652
Expenses:
Direct operating	379	326	706	633
Depreciation of rental equipment	195	165	367	325
Cost of sales of rental equipment	86	45	162	91
Cost of sales of new equipment, parts and supplies	10	6	18	12
Selling, general and administrative	127	117	245	229
Transaction expenses	73	3	147	6
Non-rental depreciation and amortization	45	30	78	59
Interest expense, net	86	63	148	124
Loss on assets held for sale	49	—	49	—
Other expense (income), net	(2)	—	(3)	(1)
Total expenses	1,048	755	1,917	1,478
Income (loss) before income taxes	(46)	93	(54)	174
Income tax benefit (provision)	11	(23)	1	(39)
Net income (loss)	$(35)	$70	$(53)	$135

Weighted average shares outstanding:
Basic	30.0	28.4	29.2	28.3
Diluted	30.0	28.5	29.2	28.4
Earnings (loss) per share:
Basic	$(1.17)	$2.46	$(1.82)	$4.77
Diluted	$(1.17)	$2.46	$(1.82)	$4.75

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(35)	$70	$(53)	$135
Other comprehensive income (loss):
Foreign currency translation adjustments	17	(3)	17	(9)
Total comprehensive income (loss)	$(18)	$67	$(36)	$126

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2024	28.4	$—	$1,832	$633	$(142)	$(927)	$1,396
Net loss	—	—	—	(18)	—	—	(18)
Stock-based compensation charges	—	—	6	—	—	—	6
Dividends declared, $0.70 per share	—	—	—	(20)	—	—	(20)
Net settlement on vesting of equity awards	0.1	—	(7)	—	—	—	(7)
Employee stock purchase plan	—	—	1	—	—	—	1
Balance at March 31, 2025	28.5	—	1,832	595	(142)	(927)	1,358
Net loss	—	—	—	(35)	—	—	(35)
Other comprehensive loss	—	—	—	—	17	—	17
Stock-based compensation charges	—	—	6	—	—	—	6
Dividends declared, $0.70 per share	—	—	—	(20)	—	—	(20)
Employee stock purchase plan	—	—	1	—	—	—	1
Issuance of common stock for H&E acquisition	4.7	—	584	—	—	—	584
Balance at June 30, 2025	33.2	$—	$2,423	$540	$(125)	$(927)	$1,911

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2023	28.2	$—	$1,820	$498	$(118)	$(927)	$1,273
Net income	—	—	—	65	—	—	65
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Stock-based compensation charges	—	—	5	—	—	—	5
Dividends declared, $0.665 per share	—	—	—	(19)	—	—	(19)
Net settlement on vesting of equity awards	0.1	—	(12)	—	—	—	(12)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	—	—	1	—	—	—	1
Balance at March 31, 2024	28.3	—	1,815	544	(124)	(927)	1,308
Net income	—	—	—	70	—	—	70
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Stock-based compensation charges	—	—	4	—	—	—	4
Dividends declared, $0.665 per share	—	—	—	(19)	—	—	(19)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	0.1	—	1	—	—	—	1
Balance at June 30, 2024	28.4	$—	$1,821	$595	$(127)	$(927)	$1,362
The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(53)	$135
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of rental equipment	367	325
Depreciation of property and equipment	47	39
Amortization of intangible assets	31	20
Amortization of deferred debt and financing obligations costs	3	2
Stock-based compensation charges	12	9
Provision for receivables allowances	31	28
Loss on assets held for sale	49	—
Deferred taxes	(58)	20
Gain on sale of rental equipment	(49)	(43)
Other	5	6
Changes in assets and liabilities, net of effects from acquisitions:
Receivables	3	(22)
Other assets	(14)	9
Accounts payable	(6)	13
Accrued liabilities and other long-term liabilities	44	17
Net cash provided by operating activities	412	558
Cash flows from investing activities:
Rental equipment expenditures	(421)	(468)
Proceeds from disposal of rental equipment	183	125
Non-rental capital expenditures	(80)	(71)
Proceeds from disposal of property and equipment	9	4
Acquisitions, net of cash acquired	(4,251)	(290)
Net cash used in investing activities	(4,560)	(700)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,467	800
Proceeds from revolving lines of credit and securitization	3,361	840
Repayments on revolving lines of credit and securitization	(2,645)	(1,433)
Principal payments under finance lease and financing obligations	(10)	(10)
Payment of debt issuance costs	(9)	(9)
Dividends paid	(41)	(39)
Net settlement on vesting of equity awards	(7)	(12)
Proceeds from employee stock purchase plan	2	2
Proceeds from exercise of stock options	—	2
Net cash provided by financing activities	4,118	141
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net change in cash and cash equivalents during the period	(30)	(1)
Cash and cash equivalents at beginning of period	83	71
Cash and cash equivalents at end of period	$53	$70

Supplemental disclosure of cash flow information:
Cash paid for interest	$119	$123
Cash paid for income taxes, net	$17	$9
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$47	$43
Non-rental capital expenditures in accounts payable	$6	$17
Disposal of rental equipment in accounts receivable	$12	$1
Supplemental disclosure of non-cash investing and financing activity:
Issuance of common stock for H&E acquisition	$584	$—
Equipment acquired through finance lease	$3	$3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Organization and Description of Business

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or "the Company") is one of the leading equipment rental suppliers with 622 locations in North America as of June 30, 2025. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 59 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

Recently Issued Accounting Pronouncements and Disclosure Rules

Not Yet Adopted
Improvements to Income Tax Disclosures

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company will adopt this new disclosure guidance in accordance with the effective date.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"), which is intended to improve the disclosures about a public entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2024-03 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 93.5% and 93.6% of total revenue for the three and six months ended June 30, 2025, respectively, compared to 92.4% and 92.5% for the same period in 2024.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following summarizes the applicable accounting guidance for the Company’s revenues for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,
	2025			2024
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$777	$—	$777	$685	$—	$685
Other rental revenue:
Delivery and pick-up	—	60	60	—	53	53
Other	33	—	33	27	—	27
Total other rental revenues	33	60	93	27	53	80
Total equipment rental	810	60	870	712	53	765
Sales of rental equipment	—	106	106	—	65	65
Sales of new equipment, parts and supplies	—	17	17	—	10	10
Service and other revenues	—	9	9	—	8	8
Total revenues	$810	$192	$1,002	$712	$136	$848

	Six Months Ended June 30,
	2025			2024
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$1,443	$—	$1,443	$1,333	$—	$1,333
Other rental revenue:
Delivery and pick-up	—	108	108	—	98	98
Other	58	—	58	53	—	53
Total other rental revenues	58	108	166	53	98	151
Total equipment rental	1,501	108	1,609	1,386	98	1,484
Sales of rental equipment	—	211	211	—	134	134
Sales of new equipment, parts and supplies	—	28	28	—	19	19
Service and other revenues	—	15	15	—	15	15
Total revenues	$1,501	$362	$1,863	$1,386	$266	$1,652

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales of rental equipment	$106	$65	$211	$134
Sales of new equipment	7	3	12	6
Sales of parts and supplies	10	7	16	13
Total	$123	$75	$239	$153

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
Under Topic 606, the accounts receivable balance, prior to allowances for credit losses, for the sale of rental equipment, new equipment, parts and supplies, was approximately $29 million and $17 million as of June 30, 2025 and December 31, 2024, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three and six months ended June 30, 2025 and 2024 that was included in the contract liability balance as of the beginning of each period.

Performance Obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and six months ended June 30, 2025 and 2024 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2025.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	June 30, 2025	December 31, 2024
Rental equipment	$8,325	$6,423
Less: Accumulated depreciation	(2,310)	(2,198)
Rental equipment, net	$6,015	$4,225

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 5—Business Combinations

The Company accounts for business combinations using the acquisition method as defined in ASC Topic 805, Business Combinations ("Topic 805"). Under this method of accounting, the purchase price allocations below reflect the estimated fair values, net of tax, of the respective assets acquired and liabilities assumed.

2025 Business Combinations

On June 2, 2025, the Company completed the acquisition of H&E Equipment Services, Inc. ("H&E") pursuant to the Agreement and Plan of Merger, dated as of February 19, 2025 (the "Merger Agreement"). H&E was a full-service equipment rental company that provided its customers with a mix of high-quality general rental fleet including aerial work platforms, earthmoving equipment, material handling equipment, and other lines of equipment. H&E served a diverse mix of customers across both construction and industrial markets through its network of approximately 160 branches in over 30 U.S. states. The acquisition is expected to (i) add scale and density in key rental regions, particularly in several of the largest rental regions in North America; (ii) create cross-sell opportunities of specialty equipment to an expanded customer base and (iii) increase availability of aerial, material handling and earthmoving equipment for the Company's customers.

The Company acquired all of the outstanding common shares of H&E in exchange for $78.75 in cash and 0.1287 shares of Company common stock on a per-H&E share basis. The total purchase price for the acquisition was $4.8 billion including cash payment of $2.9 billion and the issuance of approximately 4.7 million of the Company's common shares to H&E's shareholders, valued at $584 million. Additionally, the Company paid cash to extinguish $1.4 billion of outstanding H&E debt that was not assumed as part of the acquisition. The acquisition was funded by issuance of new debt consisting of $2.8 billion in senior unsecured notes, a $750 million term loan facility and $2.5 billion of borrowings on a new asset based revolving credit facility, of which approximately $1.6 billion was used to repay borrowings on the prior asset based revolving credit facility. See Note 15, "Equity and Earnings (Loss) Per Share and Note 9, "Debt" for additional information on the equity issued and financing associated with the H&E acquisition, respectively.

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed (in millions):

H&E
Cash	$23
Accounts receivable	209
Other current assets	13
Rental equipment	1,830
Property and equipment	286
Right-of-use lease assets	567
Customer relationships intangible	1,070
Total identifiable assets acquired	3,998
Current liabilities	172
Operating lease liabilities	567
Finance lease liabilities	7
Deferred tax liabilities	633
Net identifiable assets acquired	2,619
Goodwill	2,211
Net assets acquired	$4,830

The acquired intangible assets in this acquisition were customer relationships that have an expected life of 10 years. The level of goodwill that resulted from the acquisition is primarily reflective of operational synergies the Company expects to achieve that are not associated with identifiable assets, the value of H&E's assembled workforce and new customer relationships expected to arise from the acquisition. The goodwill is not expected to be deductible for income tax purposes.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Certain estimated fair values for the acquisition, including goodwill, intangible assets, right-of-use lease assets, lease liabilities and income taxes, are not yet finalized. The purchase price was preliminarily allocated based on information available at the acquisition date and is subject to change as we complete our analysis of the fair values at the date of the acquisition during the measurement period not to exceed one year as permitted under Topic 805.

The assets and liabilities for H&E were recorded as of June 2, 2025 and the results of operations have been included in the Company's consolidated results of operations since that date. Total revenues included in the condensed consolidated statement of operations since the acquisition date were $100 million. It is not practicable to reasonably estimate the amount of earnings of H&E since acquisition date, primarily due to our corporate structure and the allocation of corporate costs.

The Company has incurred $144 million of transaction expenses during the six months ended June 30, 2025, associated with the acquisition of H&E. Expenses incurred primarily consisted of the one-time termination fee paid on behalf of H&E of $64 million, advisory fees of $27 million, commitment fees related to the Bridge Facility (as defined in Note 9, "Debt") of $21 million and various other financial consulting and legal fees.

2024 Business Combinations

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

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed (in millions) since the acquisition date on July 16, 2024. The excess of consideration paid over the estimated fair value of the net identifiable assets acquired was initially recorded at $56 million, however, in accordance with Topic 805, the Company recorded a measurement period adjustment and increased goodwill by $11 million during the first quarter of 2025. The adjustment was primarily related to additional information obtained regarding the valuation of rental equipment as of the acquisition date.

Otay
Accounts receivable	$14
Rental equipment	120
Property and equipment	8
Intangibles(a) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	65
Total identifiable assets acquired	207
Current liabilities	1
Net identifiable assets acquired	206
Goodwill(b)	67
Net assets acquired	$273

(a) The following table reflects the fair values and useful lives of the acquired intangible assets identified (in millions):

	Otay	Life (years)
Customer relationships	$61	14
Non-compete agreements	4	5
Total acquired intangible assets	$65

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below (in millions) gives effect to the acquisitions of H&E and Otay as if they had been included in the Company's condensed consolidated results for the entire period reflected. The unaudited pro forma supplementary data is provided for informational purposes only and is not indicative of the Company's results of operations had the acquisitions been included for the period presented, nor is it indicative of the Company's future results.

	Three Months Ended June 30, 2025
	Herc	H&E	Total
Historic/pro forma equipment rental revenues	$870	$181	$1,051
Historic/pro forma total revenues	1,002	217	1,219
Historic/combined pretax loss	(46)	(36)	(82)
Pro forma adjustments to consolidated pretax loss:
Impact of fair value adjustments/useful life changes on depreciation(a)		12	12
Intangible asset amortization(b)		(18)	(18)
Interest expense(c)		(41)	(41)
Elimination of historic interest(d)		10	10
Transaction expenses(e)		112	112
Pro forma pretax loss			$(7)

	Six Months Ended June 30, 2025
	Herc	H&E	Total
Historic/pro forma equipment rental revenue	$1,609	$455	$2,064
Historic/pro forma total revenues	1,863	536	2,399
Historic/combined pretax loss	(54)	(44)	(98)
Pro forma adjustments to consolidated pretax loss:
Impact of fair value adjustments/useful life changes on depreciation(a)		33	33
Intangible asset amortization(b)		(45)	(45)
Interest expense(c)		(104)	(104)
Elimination of historic interest(d)		26	26
Transaction expenses(e)		195	195
Pro forma pretax income			$7

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Three Months Ended June 30, 2024
	Herc	Otay	H&E	Total
Historic/pro forma equipment rental revenue	$765	$19	$312	$1,096
Historic/pro forma total revenues	848	20	377	1,245
Historic/combined pretax income	93	1	45	139
Pro forma adjustments to consolidated pretax income:
Impact of fair value adjustments/useful life changes on depreciation(a)		1	18	19
Intangible asset amortization(b)		(3)	(27)	(30)
Interest expense(c)		(4)	(76)	(80)
Elimination of historic interest(d)		2	18	20
Transaction expenses(e)		1	—	1
Pro forma pretax income				$69

	Six Months Ended June 30, 2024
	Herc	Otay	H&E	Total
Historic/pro forma equipment rental revenue	$1,484	$36	$608	$2,128
Historic/pro forma total revenues	1,652	38	748	2,438
Historic/combined pretax income	174	3	81	258
Pro forma adjustments to consolidated pretax income:
Impact of fair value adjustments/useful life changes on depreciation(a)		3	35	38
Intangible asset amortization(b)		(5)	(54)	(59)
Interest expense(c)		(9)	(154)	(163)
Elimination of historic interest(d)		3	36	39
Transaction expenses(e)		1	(47)	(46)
Pro forma pretax income				$67

(a) Depreciation of rental equipment was adjusted for the fair value at acquisition and changes in useful lives of equipment acquired.
(b) Intangible asset amortization was adjusted to include amortization of the acquired intangible assets.
(c) As discussed above, the Company funded in part the Otay and H&E acquisitions with borrowings under various long-term debt instruments. Interest expense was adjusted to reflect interest on such borrowings.
(d) Historic interest on debt that is not part of the combined entity was eliminated.
(e) Transaction expenses associated with the Otay and H&E acquisitions that were contingent upon closing, whether incurred by the Company or the acquiree, were assumed to have been recognized as of the beginning of the earliest period disclosed. Non-contingent transaction expenses were assumed to have been recognized prior to the earliest period presented and were excluded from the periods presented.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 6—Goodwill and Intangible Assets

Goodwill
The following summarizes the Company's goodwill (in millions):

	June 30, 2025	December 31, 2024
Balance at the beginning of the period:
Goodwill, gross	$1,334	$1,154
Accumulated impairment losses	(664)	(671)
Goodwill	670	483

Additions	2,229	190
Currency translation	2	(3)

Balance at the end of the period:
Goodwill, gross	3,570	1,334
Accumulated impairment losses	(669)	(664)
Goodwill	$2,901	$670

Intangible Assets

Intangible assets, net, consisted of the following major classes (in millions):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$1,452	$(134)	$1,318
Internally developed software(a)	48	(15)	33
Total	1,500	(149)	1,351
Indefinite-lived intangible assets:
Trade name	271	—	271
Total intangible assets, net	$1,771	$(149)	$1,622
(a) Includes capitalized costs of $22 million yet to be placed into service.

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$382	$(106)	$276
Internally developed software(a)	39	(14)	25
Total	421	(120)	301
Indefinite-lived intangible assets:
Trade name	271	—	271
Total intangible assets, net	$692	$(120)	$572
(a) Includes capitalized costs of $14 million yet to be placed into service.

Amortization of intangible assets was $20 million and $31 million for the three and six months ended June 30, 2025, respectively, and $10 million and $20 million for the three and six months ended June 30, 2024, respectively.

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

The Company assesses the fair value, less estimated costs to sell, each reporting period it remains classified as held for sale. During the second quarter of 2025, there was indication that the carrying value of Cinelease was greater than the fair value, less estimated costs to sell, based on slower than anticipated return of productions subsequent to settlement of actual and potential labor strikes, therefore an impairment analysis was performed. The fair value was estimated using a market approach based on offers received through a competitive bid process, exclusive of potential earnouts for future performance. As a result, the Company recorded an $49 million loss during the second quarter of 2025 to record the net assets of Cinelease at the fair value, less costs to sell.

The following table summarizes the assets and liabilities held for sale (in millions):

	June 30, 2025	December 31, 2024
Assets held for sale:
Cash and cash equivalents	$4	$—
Receivables, net of allowances	8	6
Other current assets	11	11
Total current assets held for sale	$23	$17

Rental equipment, net	$102	$124
Property and equipment, net	19	23
Right-of-use lease assets	38	47
Intangible assets, net	2	2
Other long-term assets	19	24
Total long-term assets held for sale	$180	$220

Liabilities held for sale:
Current maturities of operating lease liabilities	$7	$7
Accounts payable	6	5
Accrued liabilities	6	3
Total current liabilities held for sale	$19	$15

Operating lease liabilities	$56	$60
Total long-term liabilities held for sale	$56	$60

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 8—Leases

The Company leases real estate, office equipment and service vehicles. The Company's leases have remaining lease terms of up to 22 years, some of which include options to extend the leases for up to 25 years. The Company determines the lease term used to record each lease by including the initial lease term and, in the case where there are options to extend, will include the option to extend if it has determined that it is reasonably certain that the Company would exercise those options.

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

The components of lease expense consist of the following (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2025	2024	2025	2024
Operating lease cost(a)	Direct operating	$46	$41	$84	$77
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	5	4	9	8
Interest on lease liabilities	Interest expense, net	—	—	1	1
Sublease income	Equipment rental revenue	(19)	(21)	(34)	(39)
Net lease cost		$32	$24	$60	$47

(a) Includes short-term leases of $14 million and $25 million for the three and six months ended June 30, 2025 respectively, and $18 million and $32 million for the three and six months ended June 30, 2024, respectively, and variable lease costs of $2 million and $4 million for the three and six months ended June 30, 2025, respectively, and $1 million and $2 million for the three and six months ended June 30, 2024, respectively.

Note 9—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at June 30, 2025	Weighted Average Stated Interest Rate at June 30, 2025	Fixed or Floating Interest Rate	Maturity	June 30, 2025	December 31, 2024
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200	$1,200
2029 Notes	6.91%	6.63%	Fixed	2029	800	800
2030 Notes	7.25%	7.00%	Fixed	2030	1,650	—
2033 Notes	7.43%	7.25%	Fixed	2033	1,100	—
Other Debt
New ABL Credit Facility	N/A	5.42%	Floating	2030	2,389	—
Prior ABL Credit Facility	N/A	N/A	N/A	N/A	—	1,621
Term Loan Facility	6.56%	6.32%	Floating	2032	750	—
AR Facility	N/A	5.18%	Floating	2025	357	400
Finance lease liabilities	4.44%	N/A	Fixed	2025-2044	78	77
Unamortized debt issuance costs and debt discount(a)					(50)	(12)
Total debt					8,274	4,086
Less: Current maturities of long-term debt					(23)	(17)
Total long-term debt, net					$8,251	$4,069
(a)    Unamortized debt issuance costs totaling $13 million related to the New ABL Credit Facility and AR Facility (as each is defined below) as of June 30, 2025 and $6 million related to the Prior ABL Credit Facility and AR Facility (as each is defined below) as of December 31, 2024, are included in "Other long-term assets" in the condensed consolidated balance sheets.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The effective interest rates for the fixed rate 2027 Notes, 2029 Notes, 2030 Notes, and 2033 Notes (as each is defined below) includes the stated interest on the notes and the amortization of any debt issuance costs. The effective interest rate for the variable rate Term Loan Facility (as defined below) includes the stated interest on the loan and the amortization of debt discount and debt issuance costs.

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

Senior Notes—2029 Notes
On June 7, 2024, the Company issued $800 million aggregate principal amount of its 6.625% Senior Notes due 2029 (the "2029 Notes"). Interest on the 2029 Notes accrues at the rate of 6.625% per annum and will be payable semi-annually in arrears on June 15 and December 15 of each year. The 2029 Notes will mature on June 15, 2029. Additional information about the 2029 Notes is included in Note 11, "Debt" to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024.

Senior Notes—2030 Notes
On June 2, 2025, the Company issued $1.65 billion aggregate principal amount of its 7.000% Senior Notes due 2030 (the "2030 Notes"). The net proceeds were used to finance, in part, the H&E acquisition and to pay related fees and expenses. Interest on the 2030 Notes accrues at the rate of 7.00% per annum and will be payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2025. The 2030 Notes will mature on June 15, 2030.
Ranking; Guarantees
The 2030 Notes are the Company's senior unsecured obligations, ranking equally in right of payment with all of the Company's existing and future senior indebtedness, effectively junior to any of the Company's existing and future secured indebtedness, including the New ABL Credit Facility and Term Loan Facility (as defined below), to the extent of the value of the assets securing such indebtedness, and senior in right of payment to any of the Company's existing and future subordinated indebtedness. The 2030 Notes are guaranteed on a senior unsecured basis, subject to limited exceptions including special purpose securitization subsidiaries, by the Company's current and future domestic subsidiaries.
Redemption
The Company may, at its option, redeem the 2030 Notes, in whole or in part, at any time prior to June 15, 2027, at a price equal to 100% of the aggregate principal amount of the 2030 Notes, plus the applicable make-whole premium and accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may, at its option, redeem the 2030 Notes, in whole or in part, at any time (i) on or after June 15, 2027 and prior to June 15, 2028, at a price equal to 103.500% of the principal amount of the 2030 Notes, (ii) on or after June 15, 2028 and prior to June 15, 2029, at a price equal to 101.750% of the principal amount of the 2030 Notes and (iii) on or after June 15, 2029, at a price equal to 100.000% of the principal amount of the 2030 Notes, in each case, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time on or prior to June 15, 2027, the Company may, at its option, redeem up to 40% of the aggregate principal amount of the 2030 Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 107.000% of the principal amount of the 2030 Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
Covenants
The indenture governing the 2030 Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: indebtedness; restricted payments; liens; dispositions of proceeds from asset sales; transactions with affiliates; dividends and other payment restrictions affecting restricted subsidiaries; designations of unrestricted subsidiaries; and mergers, consolidations and sale of assets. Upon the occurrence of certain events constituting a change of control triggering event, the Company is required to make an offer to repurchase all of the 2030 Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date. If

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

the Company sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the 2030 Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
Events of Default
The indenture also provides for customary events of default, including the following (subject to any applicable cure period): nonpayment, breach of covenants in the indenture, payment defaults under or acceleration of certain other indebtedness, failure to discharge certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs or is continuing, the trustee or the holders of at least 30% in aggregate principal amount of the 2030 Notes then outstanding may declare the principal of, premium, if any, and accrued and unpaid interest, if any, to be due and payable immediately.

Senior Notes—2033 Notes
On June 2, 2025, the Company issued $1.1 billion aggregate principal amount of its 7.250% Senior Notes due 2033 (the "2033 Notes" and, together with the 2027 Notes, 2029 Notes and 2030 Notes, the "Notes"). The net proceeds were used to finance, in part, the H&E acquisition and to pay related fees and expenses. Interest on the 2033 Notes accrues at the rate of 7.250% per annum and will be payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2025. The 2033 Notes will mature on June 15, 2033.
Ranking; Guarantees
The 2033 Notes are the Company's senior unsecured obligations, ranking equally in right of payment with all of the Company's existing and future senior indebtedness, effectively junior to any of the Company's existing and future indebtedness, including the New ABL Credit Facility and Term Loan Facility (both as defined below), to the extent of the value of the assets securing such indebtedness, and senior in right of payment to any of the Company's existing and future subordinated indebtedness. The 2033 Notes are guaranteed on a senior unsecured basis, subject to limited exceptions including special purpose securitization subsidiaries, by the Company's current and future domestic subsidiaries.
Redemption
The Company may, at its option, redeem the 2033 Notes, in whole or in part, at any time prior to June 15, 2028, at a price equal to 100% of the aggregate principal amount of the 2033 Notes, plus the applicable make-whole premium and accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may, at its option, redeem the 2033 Notes, in whole or in part, at any time (i) on or after June 15, 2028 and prior to June 15, 2029, at a price equal to 103.625% of the principal amount of the 2033 Notes, (ii) on or after June 15, 2029 and prior to June 15, 2030, at a price equal to 101.813% of the principal amount of the 2033 Notes and (iii) on or after June 15, 2030, at a price equal to 100.000% of the principal amount of the 2033 Notes, in each case, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time on or prior to June 15, 2028, the Company may, at its option, redeem up to 40% of the aggregate principal amount of the 2033 Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 107.250% of the principal amount of the 2033 Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
Covenants
The indenture governing the 2033 Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: indebtedness; restricted payments; liens; dispositions of proceeds from asset sales; transactions with affiliates; dividends and other payment restrictions affecting restricted subsidiaries; designations of unrestricted subsidiaries; and mergers, consolidations and sale of assets. Upon the occurrence of certain events constituting a change of control triggering event, the Company is required to make an offer to repurchase all of the 2033 Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date. If the Company sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the 2033 Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
Events of Default
The indenture also provides for customary events of default, including the following (subject to any applicable cure period): nonpayment, breach of covenants in the indenture, payment defaults under or acceleration of certain other indebtedness, failure to discharge certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs or is continuing, the trustee or the holders of at least 30% in aggregate principal amount of the 2033 Notes then outstanding may declare the principal of, premium, if any, and accrued and unpaid interest, if any, to be due and payable immediately.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

New ABL Credit Facility
On June 2, 2025, Herc Holdings, Herc, Matthews Equipment Limited and certain other subsidiaries of Herc Holdings entered into a credit agreement with respect to a new senior secured asset-based revolving credit facility (the "New ABL Credit Facility"), which refinanced in full and replaced the then existing asset-based credit facility entered into on July 31, 2019 ("Prior ABL Credit Facility") and related collateral/security agreements. The Company borrowed $2.5 billion under the New ABL Credit Facility to repay all amounts outstanding under the Prior ABL Credit Facility and fund, in part, the H&E acquisition.
The New ABL Credit Facility provides for aggregate maximum borrowings of up to $4.0 billion (subject to availability under a borrowing base). Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation. Subject to the satisfaction of certain conditions and limitations, the New ABL Credit Facility allows for the addition of incremental revolving commitments and/or incremental term loans.
Maturity
The New ABL Credit Facility matures on June 2, 2030.
Guarantees; Collateral/Security
The obligations of each of the borrowers under the New ABL Credit Facility are guaranteed by each of Herc Holdings’ direct and indirect U.S. and Canadian subsidiaries, with certain exceptions, including special purpose securitization subsidiaries. The obligations of the borrowers under the New ABL Credit Facility and the guarantees thereof are secured by security interests in substantially all of the assets of each borrower and guarantor, including pledges of all the capital stock of all of their direct subsidiaries, with certain exceptions. The security interests under the New ABL Credit Facility rank pari passu with the security interests granted to the Term Loan Facility. The liens securing the New ABL Credit Facility are subject to certain exceptions. Also, subject to certain limitations and conditions, the New ABL Credit Facility permits the incurrence of future secured debt on a basis either pari passu with, or subordinated to, the liens securing the New ABL Credit Facility.
On June 2, 2025, in connection with the New ABL Credit Facility, the Company and certain of its U.S. subsidiaries of entered into an Amended and Restated U.S. Guarantee and Collateral Agreement, and Matthews Equipment Limited and certain Canadian subsidiaries entered into an Amended and Restated Canadian Guarantee and Collateral Agreement.
Interest
The interest rates applicable to any loans under the New ABL Credit Facility are based, at the option of the borrowers, on (i) a floating rate based on Term SOFR (for loans denominated in U.S. dollars) or Term CORRA (for loans denominated in Canadian dollars) plus an initial margin of 1.375% per annum or (ii) a base rate plus an initial margin of 0.375%, in each case, where margin is adjusted under the New ABL Credit Facility based on the quarterly average excess availability under the New ABL Credit Facility.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Prior ABL Credit Facility
The Company's Prior ABL Credit Facility, executed by Herc Holdings, Herc and certain other subsidiaries of Herc Holdings, provided a senior secured asset-based revolving credit facility with aggregate maximum borrowings of up to $3.5 billion (subject to availability under a borrowing base) that had a maturity date of July 5, 2027. Up to $250 million of the revolving loan facility was available for the issuance of letters of credit, subject to certain conditions including issuing lender participation. Additional information about the Prior ABL Credit Facility is included in Note 11, "Debt" to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024.

As discussed above, the Company used borrowings under the New ABL Credit Facility to repay all amounts outstanding under the Prior ABL Credit Facility.

Term Loan Facility
On June 2, 2025, the Company and certain other subsidiaries of the Company entered into a credit agreement (the "Term Loan Credit Agreement") with respect to a senior secured term loan facility (the "Term Loan Facility") of $750 million.
The Company and each existing and future direct or indirect U.S. subsidiary of the Company (the “Guarantors”) provide unconditional guarantees of the obligations of the Company. In addition, the obligations of the Company under the Term Loan Facility and the guarantees of the Guarantors are secured by first priority security interests in substantially all of the tangible and intangible assets of the Company and the Guarantors, including pledges of all stock or other equity interests in direct subsidiaries owned by the Company and the Guarantors (but only up to 65% of the voting stock of each direct foreign subsidiary owned by the Company or any Guarantor). The security interests under the Term Loan Facility rank pari passu with the security interests granted pursuant to the New ABL Credit Facility. The security interests and pledges are subject to certain exceptions.
The principal obligations under the Term Loan Facility are to be repaid in quarterly installments, beginning with the quarter ended December 31, 2025, in an aggregate amount equal to 1.00% per annum, with the balance due at the maturity of the Term Loan Facility. The Term Loan Facility matures on June 2, 2032. Amounts drawn under the Term Loan Facility bear annual interest at either the Term SOFR rate plus a margin of 2.00% or at a base rate (equal to the highest of Wells Fargo Bank, National Association’s prime rate, the federal funds rate plus 0.5%, or one month Term SOFR plus 1.0%) plus a margin of 1.00%.
The Term Loan Facility contains covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; and engage in mergers, acquisitions and dispositions. The Term Loan Facility does not include any financial covenants. The Term Loan Credit Agreement contains customary events of default. If an event of default occurs, the lenders are entitled to accelerate the loans made thereunder and exercise rights against the collateral.
On June 2, 2025, in connection with the credit agreement, the Company and certain of its U.S. subsidiaries entered into a U.S. Guarantee and Collateral Agreement, and Matthews Equipment Limited and certain Canadian subsidiaries entered into a Canadian Guarantee and Collateral Agreement.
The Company used the proceeds of the Term Loan Facility to finance, in part, the H&E acquisition and to pay related fees and expenses.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Accounts Receivable Securitization Facility
The accounts receivable securitization facility (the "AR Facility"), as amended, matures on August 31, 2025 and has aggregate commitments up to $400 million. In connection with the AR Facility, Herc sells its accounts receivables on an ongoing basis to Herc Receivables U.S. LLC, a wholly-owned special-purpose entity (the "SPE"). The SPE's sole business consists of the purchase by the SPE of accounts receivable from Herc and borrowing by the SPE against the eligible accounts receivable from the lenders under the facility. The borrowings are secured by liens on the accounts receivable and other assets of the SPE. Collections on the accounts receivable are used to service the borrowings. The SPE is a separate legal entity that is consolidated in the Company's financial statements. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Herc is the servicer of the accounts receivable under the AR Facility. All of the obligations of the servicer and certain indemnification obligations of the SPE under the agreements governing the AR Facility are guaranteed by Herc pursuant to a performance guarantee. The AR Facility is excluded from current maturities of long-term debt as the Company has the intent and ability to fund the AR Facility's borrowings on a long-term basis either by further extending the maturity date of the AR Facility or by utilizing the capacity available at the balance sheet date under the New ABL Credit Facility.

Bridge Facility
In February 2025, the Company entered into a commitment letter for a senior secured 364-day term loan bridge facility (the "Bridge Facility") for an aggregate principal amount of up to $4.5 billion that provided committed financing for the acquisition of H&E. No balances were drawn against this facility, as the commitment letter was terminated after entering into the 2030 Notes and 2033 Notes offering, Term Loan Facility and refinancing of the Prior ABL Credit Facility and subsequent borrowings under the New ABL Credit Facility.

Borrowing Capacity and Availability
After outstanding borrowings, the following was available to the Company under the New ABL Credit Facility and AR Facility as of June 30, 2025 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
New ABL Credit Facility	$1,562	$1,562
AR Facility	43	16
Total	$1,605	$1,578

Letters of Credit
As of June 30, 2025, $49 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The New ABL Credit Facility had $201 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
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

	Weighted Average Effective Interest Rate at June 30, 2025	Maturities	June 30, 2025	December 31, 2024
Financing obligations	5.45%	2026-2038	$105	$107
Unamortized financing issuance costs			(2)	(2)
Total financing obligations			103	105
Less: Current maturities of financing obligations			(5)	(4)
Financing obligations, net			$98	$101

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 11—Income Taxes

Income tax benefit was $11 million for the three months ended June 30, 2025 compared to a provision of $23 million in the same period of 2024. The income tax benefit in the current period was primarily driven by the level of pre-tax loss and non-deductible transaction costs.

Income tax benefit was $1 million for the six months ended June 30, 2025 compared to a provision $39 million in the same period of 2024. The provision was driven by the level of pre-tax loss, non-deductible transaction costs and a benefit related to stock-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions, particularly with respect to allowing accelerated tax deductions for qualified property and equipment expenditures and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the potential impacts on its consolidated financial position, results of operations and cash flows.

Note 12—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the six months ended June 30, 2025 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$(19)	$(123)	$(142)
Other comprehensive loss	—	17	17
Balance at June 30, 2025	$(19)	$(106)	$(125)

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

Cash Equivalents

Cash equivalents primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company measures the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had $17 million in cash equivalents at June 30, 2025 and $27 million at December 31, 2024.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Debt Obligations

The fair values of the Company's New ABL Credit Facility, Prior ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of June 30, 2025 and December 31, 2024. The fair value of the Company's Notes and Term Loan Facility are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	June 30, 2025		December 31, 2024
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200	$1,200	$1,200	$1,182
2029 Notes	800	821	800	809
2030 Notes	1,650	1,718	—	—
2033 Notes	1,100	1,150	—	—
Term Loan Facility	750	752	—	—
Total Notes and Term Loan	$5,500	$5,641	$2,000	$1,991

Note 15—Equity and Earnings (Loss) Per Share

Equity

On June 2, 2025, the Company completed the acquisition of H&E, and as a result, approximately 4.7 million shares of common stock were issued valued at $584 million as part of the cash and stock offer price as described in Note 5, "Business Combinations." The fair value of the shares issued were based on the closing stock price of the Company's common shares on May 30, 2025, the last trading day preceding the close of the acquisition.

Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss), basic and diluted	$(35)	$70	$(53)	$135
Denominator:
Basic weighted average common shares	30.0	28.4	29.2	28.3
Stock options, RSUs and PSUs	—	0.1	—	0.1
Weighted average shares used to calculate diluted earnings per share	30.0	28.5	29.2	28.4
Earnings (loss) per share:
Basic	$(1.17)	$2.46	$(1.82)	$4.77
Diluted	$(1.17)	$2.46	$(1.82)	$4.75
Antidilutive RSUs and PSUs	0.2	—	0.2	—

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

Note 17—Segment Information

The Company has used the management approach in determining its reportable segments, and has determined that it has two operating segments that are aggregated into one reportable segment: equipment rental. The equipment rental segment derives revenues from customers by renting equipment from the Company's fleet, which includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction, lighting, trench shoring, and studio and production equipment. The Company’s broad portfolio of equipment for rent is fungible and can be deployed throughout the geographies where the Company does business.

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

Our operating expenses primarily consist of:

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

Acquisition of H&E Equipment Services, Inc.

On June 2, 2025, we completed the acquisition of H&E by acquiring all of the outstanding common stock of H&E in exchange for $78.75 in cash and 0.1287 shares of our common stock on a per-H&E share basis.

The total purchase price was $4.8 billion including cash payment of $2.9 billion and the issuance of approximately 4.7 million shares of our common stock to H&E's shareholders, valued at $584 million. Additionally, we paid cash to extinguish $1.4 billion of outstanding H&E debt that was not assumed as part of the acquisition. The acquisition was funded by issuance of new

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

debt consisting of $2.75 billion in Senior Notes, a $750 million Term Loan Facility and $2.5 billion of borrowings on the New ABL Credit Facility, of which approximately $1.6 billion was used to repay borrowings on the Prior ABL Credit Facility.

H&E was a full-service equipment rental company that provided its customers with a mix of high-quality general rental fleet including aerial work platforms, earthmoving equipment, material handling equipment, and other lines of equipment. H&E served a diverse mix of customers across both construction and industrial markets through its network of approximately 160 branches in over 30 U.S. states.

Recent Developments and Economic Conditions

Local markets continue to be impacted by the elevated interest rate environment and continued economic uncertainty. Our diversification across industries and project types have contributed to the resiliency of our business and we believe the operating environment continues to favor equipment rental companies of scale. We actively monitor the impact of the dynamic macroeconomic environment and manage our business to adjust to such conditions. During the second quarter of 2025, we financed the acquisition of H&E, in part, with a combination of fixed and floating rate debt. The weighted average effective interest rate on our new debt instruments combined is 6.8%. We monitor our exposure to floating rate debt and reevaluate our capital allocation strategy, as necessary.

We have returned to a more normalized cadence of rental equipment expenditures and disposals, remaining mindful of the possibility we may experience supply chain disruptions in the future. Although inflation appears to have stabilized, we have experienced and expect to continue to experience inflationary pressures, potentially as a result of tariffs imposed, a portion of which may be passed on to customers. Currently, we do not expect any direct impact of tariffs on our procurement costs in 2025 as we source the vast majority of our rental equipment domestically. There are also costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. We cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted by these ongoing economic conditions, however, we believe we are well-positioned to operate effectively through the present environment.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions, particularly with respect to allowing accelerated tax deductions for qualified property and equipment expenditures and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the potential impacts on our consolidated financial position, results of operations and cash flows.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	Change	2025	2024	Change	Change
Equipment rental	$870	$765	$105	14%	$1,609	$1,484	$125	8%
Sales of rental equipment	106	65	41	63	211	134	77	57
Sales of new equipment, parts and supplies	17	10	7	70	28	19	9	47
Service and other revenue	9	8	1	13	15	15	—	—
Total revenues	1,002	848	154	18	1,863	1,652	211	13
Direct operating	379	326	53	16	706	633	73	12
Depreciation of rental equipment	195	165	30	18	367	325	42	13
Cost of sales of rental equipment	86	45	41	91	162	91	71	78
Cost of sales of new equipment, parts and supplies	10	6	4	67	18	12	6	50
Selling, general and administrative	127	117	10	9	245	229	16	7
Transaction expenses	73	3	70	NM	147	6	141	NM
Non-rental depreciation and amortization	45	30	15	50	78	59	19	32
Interest expense, net	86	63	23	37	148	124	24	19
Loss on assets held for sale	49	—	49	NM	49	—	49	NM
Other expense (income), net	(2)	—	(2)	NM	(3)	(1)	(2)	200
Income (loss) before income taxes	(46)	93	(139)	(149)	(54)	174	(228)	(131)
Income tax benefit (provision)	11	(23)	34	(148)	1	(39)	40	(103)
Net income (loss)	$(35)	$70	$(105)	(150)%	$(53)	$135	$(188)	(139)%
NM - not meaningful

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

Equipment rental revenue increased $105 million, or 14%, during the second quarter of 2025 reflecting an increase in average OEC on rent, which includes the impact of second half 2024 acquisitions and the June 2025 acquisition of H&E. On a pro forma basis including the standalone, pre-aquisition results of Otay and H&E, equipment rental revenue decreased 4% year-over-year. Acquisition disruption prior to closing with respect to H&E's operations contributed to the decline in addition to ongoing moderation in certain local markets where H&E's customer base was heavily concentrated.

Sales of rental equipment increased $41 million, or 63%, during the second quarter of 2025 when compared to the second quarter of 2024 as we increased the volume of sales in line with our fleet rotation planning to improve the equipment mix and manage fleet age focusing on acquisition fleet during the second quarter of 2025. The margin on sales of rental equipment was 19% in 2025 compared to 31% in 2024. The decrease in margin on sale of rental equipment in 2025 resulted from continued normalization of used equipment pricing in the market.

Direct operating expenses in the second quarter of 2025 increased $53 million, or 16%, when compared to the second quarter of 2024. Direct operating expenses were 43.6% of equipment rental revenue in 2025, compared to 42.6% in the prior-year period. The increase as a percent of rental revenue related to lower fixed cost absorption due to the ongoing moderation of certain local markets and the impact of the H&E acquisition, primarily with respect to facilities expense, maintenance and fuel. Total company maintenance expense increased $16 million as total fleet size has increased, facilities expense increased $13 million as we have added more locations through acquisitions and opening greenfield locations and fuel increased $4 million.

Depreciation of rental equipment increased $30 million, or 18%, during the second quarter of 2025 when compared to the second quarter of 2024 due to an increase in average fleet size primarily as a result of the H&E acquisition. Non-rental depreciation and amortization increased $15 million, or 50%, primarily due to amortization of intangible assets related to the H&E and Otay acquisitions and non-rental asset depreciation resulting from the growth of the business.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses increased $10 million, or 9%, in the second quarter of 2025 when compared to the second quarter of 2024. Selling, general and administrative expenses were 14.6% and 15.3% of equipment rental revenue in 2025 compared to 2024, respectively. The improvement as a percent of equipment rental revenue was primarily related to initial cost synergies obtained through reduction of H&E corporate overhead as well as overall cost control measures introduced to mitigate the impact of slowing growth in certain local markets.

Transaction expenses increased $70 million during the second quarter of 2025 when compared to the prior year due to costs incurred related to the acquisition of H&E, primarily advisory fees of $27 million, commitment fees related to the Bridge Facility of $21 million and various other consulting and legal fees.

Interest expense, net increased $23 million, or 37%, during the second quarter of 2025 when compared with the second quarter of 2024 due to increased borrowings of approximately $4.4 billion to fund the H&E acquisition at a weighted average effective interest rate of 6.8%.

Loss on assets held for sale was $49 million during the second quarter of 2025 to adjust the carrying value of Cinelease net assets to its fair value less estimated costs to sell.

Income tax benefit was $11 million during the second quarter of 2025 compared to a provision of $23 million in the same period of 2024. The effective tax rate in the current period was primarily driven by the level of pre-tax loss and non-deductible transaction costs.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

Equipment rental revenue increased $125 million, or 8%, during the first half of 2025 reflecting an increase in average OEC on rent, which includes the impact of second half 2024 acquisitions and the June 2025 acquisition of H&E. On a pro forma basis including the standalone, pre-acquisition results of Otay and H&E, equipment rental revenue decreased 3.0% year-over-year. Acquisition disruption prior to closing with respect to H&E's operations contributed to the decline in addition to ongoing moderation in certain local markets where H&E's customer base was heavily concentrated.

Sales of rental equipment increased $77 million, or 57%, during the first half of 2025 when compared to the first half of 2024 as we increased the volume of sales in line with our fleet rotation planning to improve the equipment mix and manage fleet age. The margin on sales of rental equipment was 23% in 2025 compared to 32% in 2024. The decrease in margin on sale of rental equipment in 2025 resulted from continued normalization of used equipment pricing in the market.

Direct operating expenses in the first half of 2025 increased $73 million, or 12%, when compared to the first half of 2024. Direct operating expenses were 43.9% of equipment rental revenue in 2025, compared to 42.7% in the prior-year period. The increase as a percent of rental revenue related to lower fixed cost absorption due to the impact of the ongoing moderation in certain local markets and the H&E acquisition, primarily with respect to facilities expense, maintenance and fuel. Total company facilities expense increased $20 million as we have added more locations through acquisitions and opening greenfield locations, maintenance expense increased $17 million as total fleet size has increased, and fuel increased $7 million.

Depreciation of rental equipment increased $42 million, or 13%, during the first half of 2025 when compared to the first half of 2024 due to an increase in average fleet size primarily the result of the H&E acquisition. Non-rental depreciation and amortization increased $19 million, or 32%, primarily due to amortization of intangible assets related to the H&E and Otay acquisitions and an increase in non-rental asset depreciation resulting from the growth of the business.

Selling, general and administrative expenses increased $16 million, or 7%, in the first half of 2025 when compared to the first half of 2024. Selling, general and administrative expenses were 15.2% and 15.4% of equipment rental revenue in 2025 compared to 2024, respectively. The improvement as a percent of equipment rental revenue was primarily related to initial cost synergies obtained through reduction of H&E corporate overhead as well as overall cost control measures introduced to mitigate the impact of ongoing moderation in certain local markets.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Transaction expenses increased $141 million during the first half of 2025 when compared to the prior year due to costs incurred related to the acquisition of H&E, primarily the one-time termination fee paid on behalf of H&E of $64 million, advisory fees of $27 million, commitment fees related to the Bridge Facility of $21 million and various other consulting and legal fees.

Interest expense, net increased $24 million, or 19%, during the first half of 2025 when compared with the first half of 2024 due to increased borrowings of approximately $4.4 billion to fund the H&E acquisition at a weighted average effective interest rate of 6.8%.

Loss on assets held for sale was $49 million during the first half of 2025 to adjust the carrying value of Cinelease net assets to its fair value less estimated costs to sell.

Income tax benefit was $1 million during the first half of 2025 compared to a provision of $39 million in the same period of 2024. The effective tax benefit in the current period was primarily driven the level of pre-tax loss and non-deductible transaction costs.
LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of liquidity include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, funding acquisitions, payment of dividends, and share repurchases. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of June 30, 2025, we had approximately $8.3 billion of total nominal indebtedness outstanding.

Our liquidity as of June 30, 2025 consisted of cash and cash equivalents of $53 million and unused commitments of approximately $1.6 billion under our New ABL Credit Facility and AR Facility (together, the "Facilities"). See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations and our Facilities to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the Facilities or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, payment of dividends, and debt payments, if any, over the next twelve months.

In conjunction with the acquisition of H&E, we issued new debt consisting of $2.8 billion in senior unsecured notes, a $750 million term loan facility and $2.5 billion of borrowings on a new asset based revolving credit facility, of which approximately $1.6 billion was used to repay borrowings on the prior asset based revolving credit facility. The combined weighted average interest rate on the new debt instruments at June 30, 2025 was 6.8%. The term loan facility requires quarterly payments in an aggregate amount equal to 1.00% per annum beginning in December 2025, with the balance due at the maturity of the facility in June 2032. The remaining debt instruments issued during the quarter do not have any principal payment requirements prior to their maturity dates in 2030 and 2033. See Note 9, "Debt" included in Part I, Item 1 "Financial Statements" of this Report for more information.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Six Months Ended June 30,
	2025	2024	$ Change
Cash provided by (used in):
Operating activities	$412	$558	$(146)
Investing activities	(4,560)	(700)	(3,860)
Financing activities	4,118	141	3,977
Effect of exchange rate changes	—	—	—
Net change in cash and cash equivalents	$(30)	$(1)	$(29)
Operating Activities

During the six months ended June 30, 2025, we generated $146 million less cash from operating activities compared with the same period in 2024. The decrease was primarily related to decreased profitability driven by transaction expenses incurred and the timing of payments on accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities increased $3,860 million during the six months ended June 30, 2025 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment, non-rental capital expenditures and acquisitions. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below. Acquisition expenditures of $4,251 million were related to the cash portion of the H&E acquisition.

Financing Activities

Financing cash flows increased $3,977 million during the six months ended June 30, 2025 when compared with the prior-year period. Financing activities primarily represents our changes in debt. During the current period, we issued $2.75 billion in senior unsecured notes, a $750 million term loan facility and borrowed $3,361 million on our revolving lines of credit and securitization which were used primarily to fund the acquisition of H&E and invest in rental equipment. This was offset by repayments of $2,645 million on the prior revolving line of credit through borrowings on the new revolving line of credit and through operations. Net borrowings in the prior year period were $593 million.

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

	Six Months Ended June 30,
	2025	2024
Rental equipment expenditures	$421	$468
Disposals of rental equipment	(183)	(125)
Net rental equipment expenditures	$238	$343

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net capital expenditures for rental equipment decreased $105 million during the six months ended June 30, 2025 compared to the same period in 2024. As the supply chain constraints have eased, our rental equipment expenditures have returned to taking deliveries and disposing of equipment in line with our normal seasonal cadence, while we continue to optimize our fleet by investing in growth markets as part of our long-term capital expenditure plans.
Borrowing Capacity and Availability

Our Facilities provide our borrowing capacity and availability. Creditors under the Facilities have a claim on specific pools of assets as collateral as identified in each credit agreement. Our ability to borrow under the Facilities is a function of, among other things, the value of the assets in the relevant collateral pool. We refer to the amount of debt we can borrow given a certain pool of assets as the "Borrowing Base."

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

As of June 30, 2025, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
New ABL Credit Facility	$1,562	$1,562
AR Facility	43	16
Total	$1,605	$1,578

As of June 30, 2025, $49 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The New ABL Credit Facility had $201 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Covenants

Our New ABL Credit Facility, our AR Facility and our Notes contain a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of our business, make capital expenditures, or engage in certain transactions with certain affiliates.

Under the terms of our New ABL Credit Facility, our AR Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the New ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of June 30, 2025, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At June 30, 2025, Herc Holdings' balance sheet was substantially identical to that of Herc, with the exception of the debt held by Herc Holdings (Notes and New ABL Credit Facility) and certain components of shareholders equity. For the three and six months ended June 30, 2025 and 2024, the statements of operations of Herc Holdings and Herc were identical with the exception of interest expense on the debt held at Herc Holdings that is not reflected in the statement of operations of Herc.

Additional information on the terms of our Notes, Prior ABL Credit Facility, and AR Facility is included in Note 11, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2024. For a discussion of the risks associated with our indebtedness, see Part I, Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

Dividends

On May 16, 2025, we declared a quarterly dividend of $0.70 per share to record holders as of May 30, 2025, with payment date of June 13, 2025. The declaration of dividends on our common stock is discretionary and will be determined by our board of directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors. The amounts available to pay cash dividends are restricted by our debt agreements.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of June 30, 2025, there have been no material changes to our indemnification obligations as disclosed in Note 17, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2024. For further information, see the discussion on indemnification obligations included in Note 13, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

As of June 30, 2025, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2024.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

On June 2, 2025, we completed the acquisition of H&E. We are in the process of evaluating the existing controls and procedures of H&E and integrating H&E into our internal control over financial reporting. In accordance with SEC guidance, companies are permitted to exclude an acquired business from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company, and we have excluded the H&E acquisition from our evaluation of disclosure controls and procedures as of and for the six months ended June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may fail to realize all of the anticipated benefits of the acquisition of H&E or those benefits may take longer to realize than expected.

We believe that there are significant benefits and synergies from the acquisition that may be realized through leveraging the complementary footprint and fleet mix of Herc and H&E. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt our operations if not implemented in a timely and efficient manner. The full benefits of the acquisition, including the anticipated cost and revenue synergies, may not be realized as expected or may not be achieved within the anticipated timeframe, or at all. Failure to achieve the anticipated benefits of the acquisition could adversely affect our results of operation or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the acquisition and negatively impact the price of our common stock.

Integration of H&E into our business may be difficult, costly and time-consuming, and the anticipated benefits and cost savings of the acquisition may not be realized.

Our ability to realize the anticipated benefits of the acquisition will depend, to a large extent, on our ability to integrate H&E into our business. We cannot assure you that we will be able to successfully integrate H&E into our business or, if the integration is successfully accomplished, that the integration will not be more costly or take longer than presently contemplated. If we cannot successfully integrate H&E within the anticipated timeframe following the acquisition, we may not be able to realize the potential and anticipated benefits of the acquisition, which could have a material adverse effect on our business, financial condition and operating results.

Our ability to realize the expected synergies and benefits of the acquisition is subject to a number of risk and uncertainties, many of which are outside of our control. These risks and uncertainties could adversely impact our business, financial condition and operating results, and include, among other things:

•our ability to complete the timely integration of operations and systems, organizations, standards, controls, procedures, policies and technologies, as well as the harmonization of differences in the business cultures;
•our ability to minimize the diversion of management attention from our ongoing business concerns during the process of integration;
•our ability to retain the service of key management and other key personnel of both us and H&E;
•our ability to preserve customer and other important relationships and resolve potential conflicts that may arise;
•the risk that certain customers will opt to discontinue business with us;
•the risk that H&E may have liabilities that we failed to or were unable to discover in the course of performing due diligence;
•the risks associated with current macroeconomic trends (such as potential trade wars and rising energy costs) that could have a negative effect on the potential synergies associated with the combination;
•the risk that integrating H&E into our business may be more difficult, costly or time-consuming than anticipated;
•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination; and
•difficulties in managing the expanded operations of the combined company and related difficulties in managing the financial accounting and reporting processes associated with a larger combined company.

HERC HOLDINGS INC. AND SUBSIDIARIES

We may encounter additional integration-related costs, fail to realize all of the benefits anticipated, or be subject to other factors that adversely affect our preliminary estimates regarding the combined company.

In addition, even if the operations of H&E are integrated successfully, the full benefits of the acquisition may not be realized, including the synergies and cost savings that we expect. The occurrence of any of these events, individually or in combination, could have a material adverse effect on our business, financial condition and operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, we announced a $1 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount and our repurchases may be subject to certain predetermined price/volume guidelines, set from time-to-time, by our board of directors. The timing and extent to which we repurchase shares will depend upon, among other things, strategic priorities, market conditions, share price, liquidity targets, contractual restrictions, regulatory requirements and other factors. Share repurchases may be commenced or suspended at any time or from time-to-time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the six months ended June 30, 2025. As of June 30, 2025, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $161 million.

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

4.1
Indenture (including the forms of Notes), dated as of June 2, 2025, among Herc Holdings Escrow, Inc., Herc Holdings Inc., the subsidiary guarantors party thereto, and Truist Bank (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Herc Holdings Inc. (File No. 001-33139), as filed on June 2, 2025)..

10.1
Amended and Restated Credit Agreement, dated as of June 2, 2025, among Herc Holdings Inc., Herc Rentals Inc., Matthews Equipment Limited, certain other subsidiaries of Herc Holdings Inc., JPMorgan Chase Bank, N.A. as agent, swingline lender and letter of credit issuer, Credit Agricole Corporate and Investment Bank, Wells Fargo Bank, National Association, as co-syndication agents and, together with MUFG Bank, Ltd., PNC Bank, National Association, Truist Bank, Capital One, National Association, ING Capital LLC and TD Bank, N.A., as joint lead arrangers and joint bookrunners and the other financial institutions party thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings Inc. (File No. 001-33139), as filed on June 2, 2025).

10.2
Amended and Restated U.S. Guarantee and Collateral Agreement, dated as of June 2, 2025, made by Herc Holdings Inc. and certain subsidiaries from time to time in favor of JPMorgan Chase Bank, N.A. as agent (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Herc Holdings Inc. (File No. 001-33139), as filed on June 2, 2025).

10.3
Amended and Restated Canadian Guarantee and Collateral Agreement, dated as of June 2, 2025, made by Matthews Equipment Limited and certain subsidiaries from time to time in favour of JPMorgan Chase Bank, N.A. as agent (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Herc Holdings Inc. (File No. 001-33139), as filed on June 2, 2025).

10.4
Credit Agreement, dated as of June 2, 2025, among Herc Holdings Inc., certain subsidiaries of Herc Holdings Inc., Wells Fargo Bank, National Association as administrative agent, Wells Fargo Securities, LLC as lead arranger and lead bookrunner, Crédit Agricole Corporate and Investment Bank, JPMorgan Chase Bank, N.A., BMO Capital Markets Corp., Capital One, National Association, MUFG Bank, Ltd., ING Capital LLC, PNC Capital Markets LLC, TD Securities (USA) LLC, Goldman Sachs Bank USA, Regions Capital Markets, and Truist Securities, Inc. as joint lead arrangers and joint bookrunners and the other financial institutions party thereto from time to time (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Herc Holdings Inc. (File No. 001-33139), as filed on June 2, 2025).

10.5
U.S. Guarantee and Collateral Agreement, dated as of June 2, 2025, made by Herc Holdings Inc. and certain subsidiaries from time to time in favor of Wells Fargo Bank, National Association as agent (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Herc Holdings Inc. (File No. 001-33139), as filed on June 2, 2025).

10.6
Canadian Guarantee and Collateral Agreement, dated as of June 2, 2025, made by Matthews Equipment Limited and certain subsidiaries from time to time in favor of Wells Fargo Bank, National Association as agent (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Herc Holdings Inc. (File No. 001-33139), as filed on June 2, 2025).

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

HERC HOLDINGS INC. AND SUBSIDIARIES

Exhibit Number
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

Date:	July 29, 2025	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK HUMPHREY
Mark Humphrey Senior Vice President and Chief Financial Officer