Form 10-Q
period 2025-09-30
HERC HOLDINGS INC
filed 2025-10-28
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2025, there were 33,269,714 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2025 (this "Report") includes "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act, as amended, and the Private Securities Litigation Reform Act of 1995. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved. You should not place undue reliance on the forward-looking statements.

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

PART I—FINANCIAL INFORMATION
ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$61	$83
Receivables, net of allowances of $24 and $22, respectively	810	589
Prepaid expenses	77	47
Other current assets	26	40
Assets held for sale	—	17
Total current assets	974	776
Rental equipment, net	6,020	4,225
Property and equipment, net	873	554
Right-of-use lease assets	1,456	852
Intangible assets, net	1,626	572
Goodwill	2,931	670
Other long-term assets	47	8
Assets held for sale	—	220
Total assets	$13,927	$7,877
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and financing obligations	$31	$21
Current maturities of operating lease liabilities	55	39
Accounts payable	355	248
Accrued liabilities	360	239
Liabilities held for sale	—	15
Total current liabilities	801	562
Long-term debt, net	8,164	4,069
Financing obligations, net	97	101
Operating lease liabilities	1,437	842
Deferred tax liabilities	1,431	800
Other long-term liabilities	68	47
Liabilities held for sale	—	60
Total liabilities	11,998	6,481
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 38.1 and 33.3 shares issued and 33.2 and 28.4 shares outstanding	—	—
Additional paid-in capital	2,440	1,832
Retained earnings	547	633
Accumulated other comprehensive loss	(131)	(142)
Treasury stock, at cost, 4.9 shares and 4.9 shares	(927)	(927)
Total equity	1,929	1,396
Total liabilities and equity	$13,927	$7,877

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Equipment rental	$1,122	$866	$2,731	$2,350
Sales of rental equipment	151	81	362	215
Sales of new equipment, parts and supplies	18	9	46	28
Service and other revenue	13	9	28	24
Total revenues	1,304	965	3,167	2,617
Expenses:
Direct operating	467	334	1,173	967
Depreciation of rental equipment	246	174	613	499
Cost of sales of rental equipment	134	66	296	157
Cost of sales of new equipment, parts and supplies	12	6	30	18
Selling, general and administrative	166	120	411	349
Transaction expenses	38	3	185	9
Non-rental depreciation and amortization	70	33	148	92
Interest expense, net	134	69	282	193
(Gain) loss on assets held for sale	(1)	—	48	—
Other income, net	—	—	(3)	(1)
Total expenses	1,266	805	3,183	2,283
Income (loss) before income taxes	38	160	(16)	334
Income tax provision	(8)	(38)	(7)	(77)
Net income (loss)	$30	$122	$(23)	$257

Weighted average shares outstanding:
Basic	33.2	28.4	30.6	28.4
Diluted	33.3	28.5	30.6	28.5
Earnings (loss) per share:
Basic	$0.90	$4.30	$(0.75)	$9.05
Diluted	$0.90	$4.28	$(0.75)	$9.02

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$30	$122	$(23)	$257
Other comprehensive income (loss):
Foreign currency translation adjustments	(7)	3	10	(6)
Amortization of net losses included in net periodic pension cost	1	1	1	1
Total other comprehensive income (loss)	(6)	4	11	(5)
Total comprehensive income (loss)	$24	$126	$(12)	$252

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2024	28.4	$—	$1,832	$633	$(142)	$(927)	$1,396
Net loss	—	—	—	(18)	—	—	(18)
Stock-based compensation charges	—	—	6	—	—	—	6
Dividends declared, $0.70 per share	—	—	—	(20)	—	—	(20)
Net settlement on vesting of equity awards	0.1	—	(7)	—	—	—	(7)
Employee stock purchase plan	—	—	1	—	—	—	1
Balance at March 31, 2025	28.5	—	1,832	595	(142)	(927)	1,358
Net loss	—	—	—	(35)	—	—	(35)
Other comprehensive income	—	—	—	—	17	—	17
Stock-based compensation charges	—	—	6	—	—	—	6
Dividends declared, $0.70 per share	—	—	—	(20)	—	—	(20)
Employee stock purchase plan	—	—	1	—	—	—	1
Issuance of common stock for H&E acquisition	4.7	—	584	—	—	—	584
Balance at June 30, 2025	33.2	—	2,423	540	(125)	(927)	1,911
Net income	—	—	—	30	—	—	30
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Stock-based compensation charges	—	—	16	—	—	—	16
Dividends declared, $0.70 per share	—	—	—	(23)	—	—	(23)
Net settlement on vesting of equity awards	—	—	(1)	—	—	—	(1)
Employee stock purchase plan	—	—	2	—	—	—	2
Balance at September 30, 2025	33.2	$—	$2,440	$547	$(131)	$(927)	$1,929

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2023	28.2	$—	$1,820	$498	$(118)	$(927)	$1,273
Net income	—	—	—	65	—	—	65
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Stock-based compensation charges	—	—	5	—	—	—	5
Dividends declared, $0.665 per share	—	—	—	(19)	—	—	(19)
Net settlement on vesting of equity awards	0.1	—	(12)	—	—	—	(12)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	—	—	1	—	—	—	1
Balance at March 31, 2024	28.3	—	1,815	544	(124)	(927)	1,308
Net income	—	—	—	70	—	—	70
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Stock-based compensation charges	—	—	4	—	—	—	4
Dividends declared, $0.665 per share	—	—	—	(19)	—	—	(19)
Employee stock purchase plan	—	—	1	—	—	—	1
Exercise of stock options	0.1	—	1	—	—	—	1
Balance at June 30, 2024	28.4	—	1,821	595	(127)	(927)	1,362
Net income	—	—	—	122	—	—	122
Other comprehensive income	—	—	—	—	4	—	4
Stock-based compensation charges	—	—	7	—	—	—	7
Dividends declared, $0.665 per share	—	—	—	(19)	—	—	(19)
Employee stock purchase plan	—	—	1	—	—	—	1
Balance at September 30, 2024	28.4	$—	$1,829	$698	$(123)	$(927)	$1,477
The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(23)	$257
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of rental equipment	613	499
Depreciation of property and equipment	77	60
Amortization of intangible assets	71	32
Amortization of deferred debt and financing obligations costs	6	3
Stock-based compensation charges	28	16
Provision for receivables allowances	58	48
Loss on assets held for sale	48	—
Deferred taxes	2	57
Gain on sale of rental equipment	(66)	(58)
Other	11	10
Changes in assets and liabilities, net of effects from acquisitions:
Receivables	(59)	(76)
Other assets	(19)	(5)
Accounts payable	10	17
Accrued liabilities and other long-term liabilities	13	34
Net cash provided by operating activities	770	894
Cash flows from investing activities:
Rental equipment expenditures	(835)	(753)
Proceeds from disposal of rental equipment	306	198
Non-rental capital expenditures	(123)	(127)
Proceeds from disposal of property and equipment	15	6
Acquisitions, net of cash acquired	(4,256)	(567)
Proceeds from disposal of business, net	99	—
Net cash used in investing activities	(4,794)	(1,243)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,467	800
Proceeds from revolving lines of credit and securitization	3,928	1,530
Repayments on revolving lines of credit and securitization	(3,299)	(1,821)
Principal payments under finance lease and financing obligations	(16)	(15)
Payment of debt issuance costs	(10)	(9)
Dividends paid	(64)	(58)
Net settlement on vesting of equity awards	(8)	(12)
Proceeds from employee stock purchase plan	4	3
Proceeds from exercise of stock options	—	2
Net cash provided by financing activities	4,002	420
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net change in cash and cash equivalents during the period	(22)	71
Cash and cash equivalents at beginning of period	83	71
Cash and cash equivalents at end of period	$61	$142

Supplemental disclosure of cash flow information:
Cash paid for interest	$202	$194
Cash paid for income taxes, net	$18	$12
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$66	$126
Non-rental capital expenditures in accounts payable	$2	$5
Disposal of rental equipment in accounts receivable	$31	$4
Supplemental disclosure of non-cash investing and financing activity:
Issuance of common stock for H&E acquisition	$584	$—
Equipment acquired through finance lease	$10	$4

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Organization and Description of Business

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or "the Company") is one of the leading equipment rental suppliers with 612 locations in North America as of September 30, 2025. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 60 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

The Company's fleet includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction, lighting, and trench shoring. The Company's equipment rental business is supported by ProSolutions®, its industry-specific solutions-based services, which includes power generation, climate control, remediation and restoration, and pumps, and its ProContractor professional grade tools.

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

Significant estimates inherent in the preparation of the condensed consolidated financial statements include receivables allowances, depreciation of rental equipment, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill and trade name, valuation of acquired intangible assets, pension and postretirement benefits, valuation of stock-based compensation, reserves for litigation and other contingencies, accounting for income taxes, and valuation of an earnout receivable, among others.

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

Disaggregation of Income Statement Expenses
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"), which is intended to improve the disclosures about a public entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 should be applied either on a prospective or retrospective basis. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

Improvements to Accounting for Internal-Use Software
In September 2025, the FASB issued Accounting Standards Update No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 250-40)" ("ASU 2025-06"), which is intended to modernize the accounting for internal-use software costs by removing the previous "development stage" model and introducing a model that aligns with current software development methods, such as the agile approach. Capitalization of eligible costs will begin when management has authorized and committed to funding the software project and it is probable the project will be completed and the software will be used for the function intended. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. ASU 2025-06 should be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing approximately 95.1% and 94.2% of total revenue for the three and nine months ended September 30, 2025, respectively, compared to 93.0% and 92.7% for the same period in 2024.
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
The following summarizes the applicable accounting guidance for the Company’s revenues for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,
	2025			2024
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$1,000	$—	$1,000	$777	$—	$777
Other rental revenue:
Delivery and pick-up	—	77	77	—	58	58
Other	45	—	45	31	—	31
Total other rental revenues	45	77	122	31	58	89
Total equipment rental	1,045	77	1,122	808	58	866
Sales of rental equipment	—	151	151	—	81	81
Sales of new equipment, parts and supplies	—	18	18	—	9	9
Service and other revenues	—	13	13	—	9	9
Total revenues	$1,045	$259	$1,304	$808	$157	$965

	Nine Months Ended September 30,
	2025			2024
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$2,443	$—	$2,443	$2,110	$—	$2,110
Other rental revenue:
Delivery and pick-up	—	185	185	—	156	156
Other	103	—	103	84	—	84
Total other rental revenues	103	185	288	84	156	240
Total equipment rental	2,546	185	2,731	2,194	156	2,350
Sales of rental equipment	—	362	362	—	215	215
Sales of new equipment, parts and supplies	—	46	46	—	28	28
Service and other revenues	—	28	28	—	24	24
Total revenues	$2,546	$621	$3,167	$2,194	$423	$2,617

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales of rental equipment	$151	$81	$362	$215
Sales of new equipment	5	2	17	8
Sales of parts and supplies	13	7	29	20
Total	$169	$90	$408	$243

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
Under Topic 606, the accounts receivable balance, prior to allowances for credit losses, for the sale of rental equipment, new equipment, parts and supplies, was approximately $48 million and $17 million as of September 30, 2025 and December 31, 2024, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three and nine months ended September 30, 2025 and 2024 that was included in the contract liability balance as of the beginning of each period.

Performance Obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and nine months ended September 30, 2025 and 2024 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2025.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	September 30, 2025	December 31, 2024
Rental equipment	$8,422	$6,423
Less: Accumulated depreciation	(2,402)	(2,198)
Rental equipment, net	$6,020	$4,225

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

2025 Business Combinations

On June 2, 2025, the Company completed the acquisition of H&E Equipment Services, Inc. ("H&E") pursuant to the Agreement and Plan of Merger, dated as of February 19, 2025 (the "Merger Agreement"). H&E was a full-service equipment rental company that provided its customers with a mix of high-quality general rental fleet including aerial work platforms, earthmoving equipment, material handling equipment, and other lines of equipment. H&E served a diverse mix of customers across both construction and industrial markets through its network of approximately 160 branches in over 30 U.S. states. The acquisition (i) added scale and density in key rental regions, particularly in several of the largest rental regions in North America; (ii) created cross-sell opportunities of specialty equipment to an expanded customer base and (iii) increased availability of aerial, material handling and earthmoving equipment for the Company's customers.

The Company acquired all of the outstanding common stock of H&E in exchange for $78.75 in cash and 0.1287 shares of Company common stock on a per-H&E share basis. The total purchase price for the acquisition was $4.8 billion including cash payment of $2.9 billion and the issuance of approximately 4.7 million of the Company's common shares to H&E's shareholders, valued at $584 million. Additionally, the Company paid cash to extinguish $1.4 billion of outstanding H&E debt that was not assumed as part of the acquisition. The acquisition was funded by issuance of new debt consisting of $2.8 billion in senior unsecured notes, a $750 million term loan facility and $2.5 billion of borrowings on a new asset based revolving credit facility, of which approximately $1.6 billion was used to repay borrowings on the prior asset based revolving credit facility. See Note 15, "Equity and Earnings (Loss) Per Share" and Note 9, "Debt" for additional information on the equity issued and financing associated with the H&E acquisition, respectively.

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed (in millions):

H&E
Cash	$5
Accounts receivable	188
Other current assets	22
Rental equipment	1,782
Property and equipment	288
Right-of-use lease assets	567
Customer relationships intangible	1,110
Total identifiable assets acquired	3,962
Current liabilities	187
Operating lease liabilities	567
Finance lease liabilities	7
Deferred tax liabilities	628
Net identifiable assets acquired	2,573
Goodwill	2,243
Net assets acquired	$4,816

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Certain estimated fair values for the acquisition, including goodwill, intangible assets, right-of-use lease assets, lease liabilities and income taxes, are not yet finalized. The purchase price was preliminarily allocated based on information available at the acquisition date and is subject to change as we complete our analysis of the fair values at the date of the acquisition during the measurement period not to exceed one year as permitted under Topic 805. During the third quarter, management continued to assess the opening balance sheet and recorded measurement period adjustments to various accounts, which resulted in an increase to goodwill of $32 million.

The assets and liabilities for H&E were recorded as of June 2, 2025 and the results of operations have been included in the Company's consolidated results of operations since that date. It is not practicable to reasonably estimate the amount of revenue and earnings of H&E since acquisition date, primarily due to the movement of fleet between Herc locations and the acquired H&E locations, as well as the corporate structure and the allocation of corporate costs.

The Company has incurred $179 million of transaction expenses during the nine months ended September 30, 2025, associated with the acquisition of H&E. Expenses incurred primarily consisted of the one-time termination fee paid on behalf of H&E of $64 million, advisory fees of $27 million, commitment fees related to the Bridge Facility (as defined in Note 9, "Debt") of $21 million and various other financial consulting, professional and legal fees.

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

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed (in millions) as of the acquisition date. The excess of consideration paid over the estimated fair value of the net identifiable assets acquired was initially recorded at $56 million, however, in accordance with Topic 805, the Company recorded a measurement period adjustment and increased goodwill by $11 million during the first quarter of 2025. The adjustment was primarily related to additional information obtained regarding the valuation of rental equipment as of the acquisition date.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below (in millions) gives effect to the acquisitions of H&E and Otay as if they had been included in the Company's condensed consolidated results for the entire period reflected. The unaudited pro forma supplementary data is provided for informational purposes only and is not indicative of the Company's results of operations had the acquisitions been included for the period presented, nor is it indicative of the Company's future results. H&E's results of operations for the three months ended September 30, 2025 are entirely included in the Company's results of operations.

	Three Months Ended September 30, 2025
	Herc	H&E	Total
Historic/pro forma equipment rental revenues	$1,122	$—	$1,122
Historic/pro forma total revenues	1,304	—	1,304
Historic/combined pretax income	38	—	38
Pro forma adjustments to consolidated pretax income:
Transaction expenses(e)		35	35
Pro forma pretax income			$73

	Nine Months Ended September 30, 2025
	Herc	H&E	Total
Historic/pro forma equipment rental revenue	$2,731	$455	$3,186
Historic/pro forma total revenues	3,167	536	3,703
Historic/combined pretax loss	(16)	(44)	(60)
Pro forma adjustments to consolidated pretax loss:
Impact of fair value adjustments/useful life changes on depreciation(a)		33	33
Intangible asset amortization(b)		(46)	(46)
Interest expense(c)		(104)	(104)
Elimination of historic interest(d)		26	26
Transaction expenses(e)		230	230
Pro forma pretax income			$79

	Three Months Ended September 30, 2024
	Herc	Otay	H&E	Total
Historic/pro forma equipment rental revenue	$866	$3	$326	$1,195
Historic/pro forma total revenues	965	3	385	1,353
Historic/combined pretax income	160	1	43	204
Pro forma adjustments to consolidated pretax income:
Impact of fair value adjustments/useful life changes on depreciation(a)		—	20	20
Intangible asset amortization(b)		—	(28)	(28)
Interest expense(c)		(1)	(72)	(73)
Elimination of historic interest(d)		—	19	19
Transaction expenses(e)		1	—	1
Pro forma pretax income				$143

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Nine Months Ended September 30, 2024
	Herc	Otay	H&E	Total
Historic/pro forma equipment rental revenue	$2,350	$39	$934	$3,323
Historic/pro forma total revenues	2,617	41	1,133	3,791
Historic/combined pretax income	334	4	124	462
Pro forma adjustments to consolidated pretax income:
Impact of fair value adjustments/useful life changes on depreciation(a)		3	55	58
Intangible asset amortization(b)		(5)	(83)	(88)
Interest expense(c)		(10)	(226)	(236)
Elimination of historic interest(d)		3	55	58
Transaction expenses(e)		2	(47)	(45)
Pro forma pretax income				$209

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

Note 6—Goodwill and Intangible Assets

Goodwill
The following summarizes the Company's goodwill (in millions):

	September 30, 2025	December 31, 2024
Balance at the beginning of the period:
Goodwill, gross	$1,334	$1,154
Accumulated impairment losses	(664)	(671)
Goodwill	670	483

Additions	2,260	190
Currency translation	1	(3)

Balance at the end of the period:
Goodwill, gross	3,598	1,334
Accumulated impairment losses	(667)	(664)
Goodwill	$2,931	$670

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Intangible Assets

Intangible assets, net, consisted of the following major classes (in millions):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$1,492	$(171)	$1,321
Internally developed software(a)	50	(16)	34
Total	1,542	(187)	1,355
Indefinite-lived intangible assets:
Trade name	271	—	271
Total intangible assets, net	$1,813	$(187)	$1,626
(a) Includes capitalized costs of $19 million yet to be placed into service.

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer-related and non-compete agreements	$382	$(106)	$276
Internally developed software(a)	39	(14)	25
Total	421	(120)	301
Indefinite-lived intangible assets:
Trade name	271	—	271
Total intangible assets, net	$692	$(120)	$572
(a) Includes capitalized costs of $14 million yet to be placed into service.

Amortization of intangible assets was $40 million and $71 million for the three and nine months ended September 30, 2025, respectively, and $12 million and $32 million for the three and nine months ended September 30, 2024, respectively.

Note 7—Assets Held for Sale
During the fourth quarter of 2023, the Company reclassified the Cinelease studio entertainment and lighting and grip equipment rental business ("Cinelease") as assets held for sale and started exploring strategic alternatives to divest of this business as the film and studio entertainment industry had shifted to a studio centric model that was a departure from the Company's business model.

On July 31, 2025, the Company completed the sale of Cinelease for initial cash consideration of $100 million, subject to customary post-closing adjustments, and agreed upon earnouts pursuant to the purchase and sale agreement. During the third quarter of 2025, the Company recognized a pre-tax gain on the divestiture of $1 million based on net cash proceeds received at closing of $97 million plus the fair value of the Cinelease earnout receivable of $32 million less the net assets of Cinelease of $128 million as of July 31, 2025. See Note 14, "Fair Value Measurements" for additional information regarding the earnout receivable.

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
The components of lease expense consist of the following (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2025	2024	2025	2024
Operating lease cost(a)	Direct operating	$54	$40	$138	$117
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	5	4	14	12
Interest on lease liabilities	Interest expense, net	1	1	2	2
Sublease income	Equipment rental revenue	(16)	(19)	(50)	(58)
Net lease cost		$44	$26	$104	$73

(a) Includes short-term leases of $13 million and $38 million for the three and nine months ended September 30, 2025 respectively, and $15 million and $47 million for the three and nine months ended September 30, 2024, respectively, and variable lease costs of $2 million and $6 million for the three and nine months ended September 30, 2025, respectively, and $2 million and $4 million for the three and nine months ended September 30, 2024, respectively.

Note 9—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at September 30, 2025	Weighted Average Stated Interest Rate at September 30, 2025	Fixed or Floating Interest Rate	Maturity	September 30, 2025	December 31, 2024
Senior Notes
2027 Notes	5.61%	5.50%	Fixed	2027	$1,200	$1,200
2029 Notes	6.91%	6.63%	Fixed	2029	800	800
2030 Notes	7.25%	7.00%	Fixed	2030	1,650	—
2033 Notes	7.43%	7.25%	Fixed	2033	1,100	—
Other Debt
New ABL Credit Facility	N/A	5.34%	Floating	2030	2,258	—
Prior ABL Credit Facility	N/A	N/A	N/A	N/A	—	1,621
Term Loan Facility	6.52%	6.25%	Floating	2032	750	—
AR Facility	N/A	5.11%	Floating	2026	400	400
Finance lease liabilities	4.46%	N/A	Fixed	2025-2044	81	77
Unamortized debt issuance costs and debt discount(a)					(49)	(12)
Total debt					8,190	4,086
Less: Current maturities of long-term debt					(26)	(17)
Total long-term debt, net					$8,164	$4,069
(a)    Unamortized debt issuance costs totaling $12 million related to the New ABL Credit Facility and AR Facility (as each is defined below) as of September 30, 2025 and $6 million related to the Prior ABL Credit Facility and AR Facility (as each is defined below) as of December 31, 2024, are included in "Other long-term assets" in the condensed consolidated balance sheets.
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

Accounts Receivable Securitization Facility
The accounts receivable securitization facility (the "AR Facility") has aggregate commitments up to $400 million and was amended in August 2025 to extend the maturity date to August 31, 2026. In connection with the AR Facility, Herc sells its accounts receivables on an ongoing basis to Herc Receivables U.S. LLC, a wholly-owned special-purpose entity (the "SPE"). The SPE's sole business consists of the purchase by the SPE of accounts receivable from Herc and borrowing by the SPE against the eligible accounts receivable from the lenders under the facility. The borrowings are secured by liens on the accounts receivable and other assets of the SPE. Collections on the accounts receivable are used to service the borrowings. The SPE is a separate legal entity that is consolidated in the Company's financial statements. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Herc is the servicer of the accounts receivable under the AR Facility. All of the obligations of the servicer and certain indemnification obligations of the SPE under the agreements governing the AR Facility are guaranteed by Herc pursuant to a performance guarantee. The AR Facility is excluded from current maturities of long-term debt as the Company has the intent and ability to fund the AR Facility's borrowings on a long-term basis either by further extending the maturity date of the AR Facility or by utilizing the capacity available at the balance sheet date under the New ABL Credit Facility.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Borrowing Capacity and Availability
After outstanding borrowings, the following was available to the Company under the New ABL Credit Facility and AR Facility as of September 30, 2025 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
New ABL Credit Facility	$1,689	$1,689
AR Facility	—	—
Total	$1,689	$1,689

Letters of Credit
As of September 30, 2025, $53 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The New ABL Credit Facility had $197 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
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

	Weighted Average Effective Interest Rate at September 30, 2025	Maturities	September 30, 2025	December 31, 2024
Financing obligations	5.45%	2026-2038	$104	$107
Unamortized financing issuance costs			(2)	(2)
Total financing obligations			102	105
Less: Current maturities of financing obligations			(5)	(4)
Financing obligations, net			$97	$101

Note 11—Income Taxes

Income tax provision was $8 million, with an effective tax rate of 21%, for the three months ended September 30, 2025 compared to $38 million and 24% in the same period of 2024. The income tax provision in the current period was primarily driven by the level of pre-tax income, non-deductible transaction costs and tax credits.

Income tax provision was $7 million, with an effective tax rate of 44%, for the nine months ended September 30, 2025 compared to $77 million and 23% in the same period of 2024. The provision in the current period was driven by the level of pre-tax loss offset by non-deductible transaction costs, tax credits and a benefit related to stock-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions, particularly with respect to allowing accelerated tax deductions for qualified property and equipment expenditures and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While the Company expects certain provisions of the OBBBA to change the timing of cash tax payments in the current fiscal year and future year periods, the provisions are not expected to have a material impact on the effective tax rate.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 12—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the nine months ended September 30, 2025 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$(19)	$(123)	$(142)
Other comprehensive loss	—	10	10
Amounts reclassified from accumulated other comprehensive loss	1	—	1
Net current period other comprehensive loss	1	10	11
Balance at September 30, 2025	$(18)	$(113)	$(131)

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

Cash Equivalents

Cash equivalents primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company measures the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had $17 million in cash equivalents at September 30, 2025 and $27 million at December 31, 2024.

Debt Obligations

The fair values of the Company's New ABL Credit Facility, Prior ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of September 30, 2025 and December 31, 2024. The fair value of the Company's Notes and Term Loan Facility are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	September 30, 2025		December 31, 2024
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$1,200	$1,197	$1,200	$1,182
2029 Notes	800	822	800	809
2030 Notes	1,650	1,714	—	—
2033 Notes	1,100	1,148	—	—
Term Loan Facility	750	755	—	—
Total Notes and Term Loan	$5,500	$5,636	$2,000	$1,991

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Cinelease Earnout Receivable

The Company made an accounting policy election to record the earnout receivable related to the Cinelease divestiture at fair value at inception, and it is categorized as Level 3 within the fair value hierarchy. In addition, any subsequent fair value adjustments to the earnout receivable will be recorded within operating income in the Company's condensed consolidated statement of operations.

The earnout receivable of $32 million is recorded within other long-term assets in the Company's condensed consolidated balance sheet as of September 30, 2025. The earnout is based on eligible Cinelease revenue reported during 2027 and 2028 that will primarily be paid in 2028 and 2029, with deferrals available into 2031 if certain earnout thresholds are met. The earnout receivable has been recorded at fair value using a probability-weighted discounted cash flow model. This model incorporated the contractual terms regarding timing of payment and the significant unobservable inputs of revenue forecasts for Cinelease, the discount rate, and the probability outcome percentage assigned to each scenario. The estimated fair value is based upon assumptions believed to be reasonable but which are uncertain and involve significant judgment by management. Favorable or unfavorable changes in expectations of achieving the performance metrics would result in corresponding increases or decreases in the fair value measurement, while increases or decreases in the discount rate would have inverse impacts on the fair value measurement.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss), basic and diluted	$30	$122	$(23)	$257
Denominator:
Basic weighted average common shares	33.2	28.4	30.6	28.4
Stock options, RSUs and PSUs	0.1	0.1	—	0.1
Weighted average shares used to calculate diluted earnings per share	33.3	28.5	30.6	28.5
Earnings (loss) per share:
Basic	$0.90	$4.30	$(0.75)	$9.05
Diluted	$0.90	$4.28	$(0.75)	$9.02
Antidilutive RSUs and PSUs	0.1	—	0.2	—

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

Note 17—Segment Information

The Company has used the management approach in determining its reportable segments, and has determined that it has two operating segments that are aggregated into one reportable segment: equipment rental. The equipment rental segment derives revenues from customers by renting equipment from the Company's fleet, which includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction, lighting, and trench shoring. The Company’s broad portfolio of equipment for rent is fungible and can be deployed throughout the geographies where the Company does business.

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
•Transaction expenses;
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

We have returned to a more normalized cadence of rental equipment expenditures and disposals, remaining mindful of the possibility we may experience supply chain disruptions in the future. Although inflation appears to have stabilized, we have experienced and expect to continue to experience inflationary pressures, potentially as a result of tariffs imposed, a portion of which may be passed on to customers. Currently, we do not expect any direct impact of tariffs on our procurement costs in 2025. There are also costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. We cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted by these ongoing economic conditions, however, we believe we are well-positioned to operate effectively through the present environment.

Acquisition of H&E Equipment Services, Inc.

On June 2, 2025, we completed the acquisition of H&E by acquiring all of the outstanding common stock of H&E in exchange for $78.75 in cash and 0.1287 shares of our common stock on a per-H&E share basis for a total purchase price of $4.8 billion The acquisition was funded by issuance of new debt consisting of $2.75 billion in Senior Notes, a $750 million Term Loan Facility and $2.5 billion of borrowings on the New ABL Credit Facility, of which approximately $1.6 billion was used to repay borrowings on the Prior ABL Credit Facility.

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

Divestiture of Cinelease

On July 31, 2025, the Company completed the divestiture of the Cinelease studio entertainment business for initial cash consideration of $100 million, subject to customary post-closing adjustments, and agreed upon earnouts pursuant to the purchase and sale agreement. The Company recognized a pre-tax gain on the divestiture of $1 million and used the net proceeds from the sale of Cinelease to repay a portion of the New ABL Credit Facility.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	Change	2025	2024	Change	Change
Equipment rental	$1,122	$866	$256	30%	$2,731	$2,350	$381	16%
Sales of rental equipment	151	81	70	86	362	215	147	68
Sales of new equipment, parts and supplies	18	9	9	100	46	28	18	64
Service and other revenue	13	9	4	44	28	24	4	17
Total revenues	1,304	965	339	35	3,167	2,617	550	21
Direct operating	467	334	133	40	1,173	967	206	21
Depreciation of rental equipment	246	174	72	41	613	499	114	23
Cost of sales of rental equipment	134	66	68	103	296	157	139	89
Cost of sales of new equipment, parts and supplies	12	6	6	100	30	18	12	67
Selling, general and administrative	166	120	46	38	411	349	62	18
Transaction expenses	38	3	35	NM	185	9	176	NM
Non-rental depreciation and amortization	70	33	37	112	148	92	56	61
Interest expense, net	134	69	65	94	282	193	89	46
(Gain) loss on assets held for sale	(1)	—	(1)	NM	48	—	48	NM
Other income, net	—	—	—	NM	(3)	(1)	(2)	200
Income (loss) before income taxes	38	160	(122)	(76)	(16)	334	(350)	(105)
Income tax provision	(8)	(38)	30	(79)	(7)	(77)	70	(91)
Net income (loss)	$30	$122	$(92)	(75)%	$(23)	$257	$(280)	(109)%
NM - not meaningful

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Equipment rental revenue increased $256 million, or 30%, during the third quarter of 2025 reflecting an increase in average OEC on rent, which includes the impact of the June 2025 acquisition of H&E. On a pro forma basis including the standalone, pre-acquisition results of H&E, equipment rental revenue decreased 6% year-over-year partially resulting from ongoing moderation in certain local markets where H&E's customer base was heavily concentrated. In addition, acquisition disruption at H&E, particularly within the salesforce, prior to the close of the acquisition has contributed to the year-over-year decline, however, through initiatives post-close, this has stabilized in the third quarter. The divestiture of Cinelease on July 31, 2025 also contributed to the year-over-year decline.

Sales of rental equipment increased $70 million, or 86%, during the third quarter of 2025 when compared to the third quarter of 2024 as we increased the volume of sales to improve the equipment mix and utilization focusing on acquisition fleet during the third quarter of 2025. The margin on sales of rental equipment was 11% in 2025 compared to 19% in 2024. The decrease in margin on sale of rental equipment in 2025 was due to the fair value markup of the acquisition fleet sold and a larger proportion of overall volume of sales through the lower margin auction channel.

Direct operating expenses in the third quarter of 2025 increased $133 million, or 40%, when compared to the third quarter of 2024. Direct operating expenses were 41.6% of equipment rental revenue in 2025, compared to 38.6% in the prior-year period. The increase as a percent of rental revenue related to lower fixed cost absorption due to the ongoing moderation of certain local markets and the impact of the H&E acquisition, primarily with respect to facilities expense, maintenance, delivery and fuel. Total company maintenance expense increased $26 million as total fleet size has increased, facilities expense increased $20 million as we have added more locations through acquisitions and opening greenfield locations, delivery expense increased $13 million and fuel increased $8 million on increased volume of rentals.

Depreciation of rental equipment increased $72 million, or 41%, during the third quarter of 2025 when compared to the third quarter of 2024 due to an increase in average fleet size primarily as a result of the H&E acquisition. Non-rental depreciation and amortization increased $37 million, or 112%, primarily due to amortization of intangible assets related to the H&E acquisition

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and non-rental asset depreciation resulting from the growth of the business.

Selling, general and administrative expenses increased $46 million, or 38%, in the third quarter of 2025 when compared to the third quarter of 2024. Selling, general and administrative expenses were 14.8% and 13.9% of equipment rental revenue in 2025 compared to 2024, respectively, as a result of increased stock compensation expense and various other general administrative costs.

Transaction expenses were $35 million during the third quarter of 2025 compared to $3 million in the prior year due to costs incurred related to the acquisition of H&E, primarily registration fees for acquired fleet, consulting and professional fees.

Interest expense, net increased $65 million, or 94%, during the third quarter of 2025 when compared with the third quarter of 2024 due to the new debt facilities issued to fund the H&E acquisition at a weighted average effective interest rate of 6.8%.

Income tax provision was $8 million, with an effective tax rate of 21% during the third quarter of 2025 compared to $38 million and 24% in the same period of 2024. The effective tax rate in the current period was primarily driven by certain non-deductible costs and tax credits.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

Equipment rental revenue increased $381 million, or 16%, during the nine months ended of 2025 reflecting an increase in average OEC on rent, which includes the impact of the June 2025 acquisition of H&E. On a pro forma basis including the standalone, pre-acquisition results of Otay and H&E, equipment rental revenue decreased 4.1% year-over-year partially resulting from ongoing moderation in certain local markets where H&E's customer base was heavily concentrated. In addition, acquisition disruption at H&E, particularly within the salesforce, prior to the close of the acquisition has contributed to the year-over-year decline, however, through initiatives post-close, this has stabilized in the third quarter. The divestiture of Cinelease on July 31, 2025 also contributed to the year-over-year decline.

Sales of rental equipment increased $147 million, or 68%, during the nine months ended of 2025 when compared to the nine months ended of 2024 as we increased the volume of sales to improve the equipment mix and utilization focusing on acquisition fleet. The margin on sales of rental equipment was 18% in 2025 compared to 27% in 2024. The decrease in margin on sale of rental equipment in 2025 resulted from the fair value markup of the acquisition fleet sold, a larger volume of sales through the lower margin auction channel and continued normalization of used equipment pricing in the market.

Direct operating expenses in the nine months ended of 2025 increased $206 million, or 21%, when compared to the nine months ended of 2024. Direct operating expenses were 43.0% of equipment rental revenue in 2025, compared to 41.1% in the prior-year period. The increase as a percent of rental revenue related to lower fixed cost absorption due to the impact of the ongoing moderation in certain local markets and the H&E acquisition, primarily with respect to facilities expense, maintenance and fuel. Total company facilities expense increased $40 million as we have added more locations through acquisitions and opening greenfield locations, maintenance expense increased $43 million as total fleet size has increased, and fuel increased $15 million.

Depreciation of rental equipment increased $114 million, or 23%, during the nine months ended of 2025 when compared to the nine months ended of 2024 due to an increase in average fleet size primarily the result of the H&E acquisition. Non-rental depreciation and amortization increased $56 million, or 61%, primarily due to amortization of intangible assets related to the H&E and Otay acquisitions and an increase in non-rental asset depreciation resulting from the growth of the business.

Selling, general and administrative expenses increased $62 million, or 18%, in the nine months ended of 2025 when compared to the nine months ended of 2024. Selling, general and administrative expenses were 15.0% and 14.9% of equipment rental revenue in 2025 compared to 2024, respectively. The slight increase as a percent of equipment rental revenue was primarily related to an increase in stock compensation expense and other general administrative costs, partially offset by initial cost synergies related to reduction of H&E corporate overhead as well as overall cost control measures introduced to mitigate the impact of ongoing moderation in certain local markets.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Transaction expenses were $185 million during the nine months ended of 2025 compared to $9 million in the prior year due to costs incurred related to the acquisition of H&E, primarily the one-time termination fee paid on behalf of H&E of $64 million, advisory fees of $27 million, commitment fees related to the Bridge Facility of $21 million, and various other consulting and legal fees.

Interest expense, net increased $89 million, or 46%, during the nine months ended of 2025 when compared with the nine months ended of 2024 due to the new debt facilities issued to fund the H&E acquisition at a weighted average effective interest rate of 6.8%.

Loss on assets held for sale was $48 million during the nine months ended of 2025 to adjust the carrying value of Cinelease net assets to its fair value less estimated costs to sell prior to its divestiture on July 31, 2025.

Income tax provision was $7 million, with an effective tax rate of 44% during the nine months ended of 2025 compared to $77 million and 23% in the same period of 2024. The effective tax rate in the current period was primarily driven the level of pre-tax loss, offset by non-deductible transaction costs, tax credits and a benefit related to stock-based compensation.
LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of liquidity include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, funding acquisitions, payment of dividends, and share repurchases. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of September 30, 2025, we had approximately $8.2 billion of total nominal indebtedness outstanding.

Our liquidity as of September 30, 2025 consisted of cash and cash equivalents of $61 million and unused commitments of approximately $1.7 billion under our New ABL Credit Facility and AR Facility (together, the "Facilities"). See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations and our Facilities to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the Facilities or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, payment of dividends, and debt payments, if any, over the next twelve months.

In conjunction with the acquisition of H&E, we issued new debt consisting of $2.8 billion in senior unsecured notes, a $750 million term loan facility and $2.5 billion of borrowings on a new asset based revolving credit facility, of which approximately $1.6 billion was used to repay borrowings on the prior asset based revolving credit facility. The combined weighted average interest rate on the new debt instruments at September 30, 2025 was 6.8%. The term loan facility requires quarterly payments in an aggregate amount equal to 1.00% per annum beginning in December 2025, with the balance due at the maturity of the facility in June 2032. The remaining debt instruments issued during the quarter do not have any principal payment requirements prior to their maturity dates in 2030 and 2033. See Note 9, "Debt" included in Part I, Item 1 "Financial Statements" of this Report for more information.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Nine Months Ended September 30,
	2025	2024	$ Change
Cash provided by (used in):
Operating activities	$770	$894	$(124)
Investing activities	(4,794)	(1,243)	(3,551)
Financing activities	4,002	420	3,582
Effect of exchange rate changes	—	—	—
Net change in cash and cash equivalents	$(22)	$71	$(93)
Operating Activities

During the nine months ended September 30, 2025, we generated $124 million less cash from operating activities compared with the same period in 2024. The decrease was primarily related to decreased profitability driven by transaction expenses incurred and additional interest expense payments related to additional borrowings for the acquisition of H&E.

Investing Activities

Cash used in investing activities increased $3,551 million during the nine months ended September 30, 2025 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment, non-rental capital expenditures and acquisitions. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below. Acquisition expenditures of $4,256 million were related to the cash portion of the H&E acquisition.

Financing Activities

Financing cash flows increased $3,582 million during the nine months ended September 30, 2025 when compared with the prior-year period. Financing activities primarily represents our changes in debt. During the current period, we issued $2.75 billion in senior unsecured notes, a $750 million term loan facility and borrowed $3,928 million on our revolving lines of credit and securitization which were used primarily to fund the acquisition of H&E and invest in rental equipment. This was offset by repayments of $3,299 million through borrowings on the new revolving line of credit to extinguish the prior revolving line of credit, the proceeds from the Cinelease divestiture and through operations. Net repayments in the prior year period were $291 million.

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

	Nine Months Ended September 30,
	2025	2024
Rental equipment expenditures	$835	$753
Disposals of rental equipment	(306)	(198)
Net rental equipment expenditures	$529	$555
Net capital expenditures for rental equipment decreased $26 million during the nine months ended September 30, 2025 compared to the same period in 2024. Rental equipment expenditures and disposals have increased in the current year to shift the mix of fleet, drive revenue synergies and improve utilization.
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

As of September 30, 2025, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
New ABL Credit Facility	$1,689	$1,689
AR Facility	—	—
Total	$1,689	$1,689

As of September 30, 2025, $53 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The New ABL Credit Facility had $197 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Covenants

Our New ABL Credit Facility, our AR Facility, our Term Loan Facility and our Notes contain a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of our business, make capital expenditures, or engage in certain transactions with certain affiliates.

Under the terms of our New ABL Credit Facility, our AR Facility, our Term Loan Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the New ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of September 30, 2025, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

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

Dividends

On August 8, 2025, we declared a quarterly dividend of $0.70 per share to record holders as of August 22, 2025, with payment date of September 5, 2025. The declaration of dividends on our common stock is discretionary and will be determined by our board of directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors. The amounts available to pay cash dividends are restricted by our debt agreements.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of September 30, 2025, there have been no material changes to our indemnification obligations as disclosed in Note 17, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2024. For further information, see the discussion on indemnification obligations included in Note 13, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

As of September 30, 2025, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2024.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

On June 2, 2025, we completed the acquisition of H&E. We are in the process of evaluating the existing controls and procedures of H&E and integrating H&E into our internal control over financial reporting. In accordance with SEC guidance, companies are permitted to exclude an acquired business from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company, and we have excluded the H&E acquisition from our evaluation of disclosure controls and procedures as of and for the nine months ended September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, we announced a $1 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount and our repurchases may be subject to certain predetermined price/volume guidelines, set from time-to-time, by our board of directors. The timing and extent to which we repurchase shares will depend upon, among other things, strategic priorities, market conditions, share price, liquidity targets, contractual restrictions, regulatory requirements and other factors. Share repurchases may be commenced or suspended at any time or from time-to-time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the nine months ended September 30, 2025. As of September 30, 2025, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $161 million.

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

10.1
Amendment No. 6 to the Receivables Financing Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on September 4, 2025).

10.2*
Amendment No. 2 to Purchase and Contribution Agreement, dated as of August 29, 2025, among Herc Rentals Inc., as the Seller; Herc Receivables US LLC, as the Purchaser; and Herc Rentals Inc., as the Collection Agent.

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

Date:	October 28, 2025	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK HUMPHREY
Mark Humphrey Senior Vice President and Chief Financial Officer