Form 10-K
period 2025-12-31
HERC HOLDINGS INC
filed 2026-02-17
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2025, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date, was $4.29 billion.
As of February 13, 2026, there were 33,370,258 shares of the registrant's common stock outstanding.
Documents incorporated by reference:
Certain portions, as expressly described in this report, of the Registrant's Proxy Statement for its 2026 annual meeting of stockholders, to be filed within 120 days of December 31, 2025 (the "Proxy Statement"), are incorporated by reference into Part III.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2025 (this "Report") includes "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act, as amended, and the Private Securities Litigation Reform Act of 1995. Forward looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved. You should not place undue reliance on the forward-looking statements.

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

i

HERC HOLDINGS INC. AND SUBSIDIARIES
PART I
ITEM l. BUSINESS

Our Company
Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or the "Company") is one of the leading equipment rental suppliers with 602 locations in North America. We conduct substantially all of our operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 60 years of experience, we are a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to our principal business of equipment rental, we sell used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provide repair, maintenance, equipment management services and safety training to certain of our customers; offer equipment re-rental services and provide on-site support to our customers; and provide ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

Our classic fleet includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction and lighting equipment. Our equipment rental business is supported by Herc Rentals ProSolutions® ("ProSolutions") our industry-specific solutions-based services, which includes power generation, climate control, remediation and restoration, pump, trench shoring, and our Herc Rentals ProContractor® ("ProContractor") professional grade tools.

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

Our Competitive Strengths
Our competitive strengths include the following:
A Market Leader in North America with Significant Scale and Broad Footprint—We believe we are one of the largest equipment rental companies in the North American equipment rental industry, with an estimated 4% market share by revenue and 602 locations in 46 states in the United States and five provinces in Canada. Our scale compared to most of our competitors provides us with a number of significant competitive advantages including:

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

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

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

Established National Accounts Program—Our national account program provides us with longer rental durations for much of our equipment, with many of our larger customers renting equipment from us for use in large, complex projects. These arrangements provide a number of additional benefits, including recurring revenue, attractive credit profiles, improved fleet utilization and enhanced presence in new markets. National accounts represented 49% of equipment rental revenue for the year ended December 31, 2025. Through our national customer relationship program, our sales teams serve as a single point of contact for those customers' equipment rental needs. This enables us to be a full end-to-end solutions provider.

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

Grow the Core and Expand Specialty—We are focusing on growing our core equipment, which includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction and lighting, by investing in more equipment on existing locations to leverage our network. We are expanding our footprint in North America, with a focus on increasing the number of branches in major urban markets through opening new greenfields and targeting strategic acquisitions. Focusing on urban markets allows us to reach diverse end markets and provides a broad customer base. Growing our diverse core equipment rental fleet provides a range of solutions for a variety of customers in these dynamic markets.

In 2025, we accelerated the growth of our footprint with the acquisition of H&E Equipment Services, Inc. ("H&E"), adding approximately 160 locations, over 2,500 team members and rental equipment primarily consisting of high-quality general rental categories including aerial, earthmoving, and material handling equipment.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

We also seek to achieve ongoing growth via our strategy to expand and diversify our revenues through a broader mix of equipment that increases the range of customers and markets we serve. We are growing our ProSolutions business which offers specialized equipment and services, including technical expertise and customized solutions, for customers and projects, as well as our ProContractor business, which focuses on professional grade tools and equipment that meet their needs. We will continue to offer a comprehensive equipment rental fleet to maintain our market leadership.

Our footprint expansion includes locations dedicated to our ProSolutions and ProContractor business to better support our growing specialty equipment and services operations. We will continue to pursue initiatives that allow us to drive more volume through existing branches and we will also take advantage of cross-selling opportunities to increase our share of our customers’ total rental spend.

Elevate Technology—We are elevating the use of technology across the rental consumption chain by making significant investments in our digital platforms and are leveraging the knowledge that we have in serving customers for over sixty years to ensure that those investments create value throughout the rental experience. We are committed to delivering technology that enables us to drive improvements in customers’ efficiency and productivity. Our redesigned customer platform is based on data-driven business intelligence. We offer a self-service model in which our customers have a real-time view into equipment availability through both a mobile and desktop view. Customers are presented with spot market pricing models and logistics options and can create their own equipment orders based on the information provided. Our customers are able to manage their equipment, rental contracts, and accounts through our technology platform and are also able to use self-service tools to act upon rental decisions such as extending a contract, adding equipment, or indicating that a job is complete.

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

We continue to take meaningful actions to advance our 2030 sustainability goals including (i) reducing our Scope 1 and 2 greenhouse gas ("GHG") emission intensity by 25%; (ii) reducing our non-toxic waste intensity to landfill by 25%, and (iii) reducing Total Reportable Incident Rate ("TRIR") of 0.49 or lower. These goals were set based on our 2019 performance and assessment of relevant sustainability topics. Since the acquisition of H&E, we plan to re-establish a new baseline and develop revised goals in line with our larger footprint and sustainability priorities. Until such time, we continue to track progress against the current goals and currently we have exceeded our GHG intensity target, nearly met our non-toxic waste intensity target and we continue to strongly focus on safety to further our TRIR goal.

Allocate Capital—We are committed to delivering long-term sustainable value for shareholders with a balanced, disciplined, and opportunistic approach to capital deployment. Over the past five years, we have laid the foundation for growth and as we continue to invest in the business, surplus capital will be allocated through further investment in rental equipment, distributions to shareholders with a quarterly dividend and debt repayment.

Our Products and Services
Our principal products and services are described below.

Equipment Rental—We offer for rent, on a daily, weekly or monthly basis, equipment from a variety of leading, globally known original equipment manufacturers, with which we maintain strong relationships. The equipment is typically new at the time of acquisition and is not subject to any repurchase program. As of December 31, 2025, the average age of our equipment rental fleet was 45 months.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

As of December 31, 2025, our rental fleet consisted of equipment with a total original equipment cost, based on the guidelines of the American Rental Association, of $9.5 billion. The following table provides a breakdown of the composition of our equipment rental fleet based on original equipment cost:

	% of Original Equipment Cost
	December 31,
Equipment Type	2025	2024
Aerial	26%	24%
Specialty	18%	23%
Material Handling	22%	20%
Earthmoving	13%	11%
Other	21%	22%

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

Our Customers
We have a wide range of customers across diverse end markets with a large base of local small to mid-size customers to large complex national organizations leveraging our core and specialty solutions or equipment. The principal end user markets we serve, based on our customers’ North American Industrial Classification System ("NAICS") codes, are as follows:
•Contractors - We serve various types of general contractors and subcontractors in non-residential and residential construction, specialty trade, restoration, remediation and environmental and facility maintenance. Contractor business represented approximately 38% of our equipment rental revenue for the year ended December 31, 2025.
•Industrial - We serve industrial customers across a broad range of industries, including refineries and petrochemical operations, industrial manufacturing including automotive and aerospace, power, energy, renewables, metals and mining, agriculture, pulp, paper and wood and food and beverage. We believe that key drivers of growth within the industrial market include increased levels of spending on industrial capital and maintenance, repairs and operations. Industrial customers represented approximately 25% of our equipment rental revenue for the year ended December 31, 2025.
•Infrastructure and Government - We serve our infrastructure customers across a wide range of projects such as streets, roads and highways, bridges, sewer and waste disposal, water treatment, railroads and other transportation and utilities, as well as all governmental spending. Infrastructure and government represented approximately 18% of our equipment rental revenue for the year ended December 31, 2025.
•Commercial Facilities - We serve commercial facility customers within an array of industries, including commercial warehousing, education, healthcare, data centers, hospitality and retail. Commercial facilities customers represented approximately 14% of equipment rental revenue for the year ended December 31, 2025.
•Other Customers - In addition, we serve a variety of other customers through sporting and live events, entertainment production, special event management and non-account customers. These customers collectively represented approximately 5% of our equipment rental revenue for the year ended December 31, 2025.

We operate in mid-size and large urban markets serving a wide range of industries, which enables us to reduce exposure to any single customer or market, with no single customer making up more than 3% of our equipment rental revenue for the years ended December 31, 2025, 2024 or 2023. Our footprint and broad customer base also assist in reducing the seasonality of our revenues and the impact from any one market's cycle.

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

Our competitors in the equipment rental industry range from other large national companies to regional and local businesses and include equipment vendors and dealers who both sell and rent equipment directly to customers. We also compete with global companies in certain specialty categories. The equipment rental industry is highly fragmented, with many companies operating on a regional or local scale and offering a limited number of products. The number of our competitors operating on a national scale is comparatively much smaller, although they often have significant breadth in their rental equipment categories and are continuing to expand their locations and offerings. Also, based on market and industry data, we believe that we are one of the leading participants in the North American equipment rental industry, with the remainder comprised of a small number of multi-location regional operators and a large number of relatively small, independent businesses serving discrete local markets and specialty rental segments.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM l. BUSINESS (Continued)

Human Capital Management
As of December 31, 2025, we employed approximately 9,600 people, some of whom are covered by a variety of union contracts and, in the case of Canadian employees, have governmental regulations affecting, among other things, compensation, job retention rights and pensions. Approximately 620 employees in the United States and 80 employees in Canada are covered by collective bargaining arrangements and we believe that our relations with the labor unions are good. We also employ a number of temporary workers, and engage outside services, as is customary in the industry, principally for the movement of rental equipment between rental locations and the movement of rental equipment to and from customers’ job sites.

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

Safety communications include an annual commitment to safety and ongoing safety reminders from the CEO, Health and Safety Boards at every branch that serve as a dedicated resource for safety-related information, and morning stretch, which includes a forum for leaders to communicate pertinent safety-related information to employees. We strive for the “Perfect Day” which is defined as a working day across our Company with (i) no Occupational Safety and Health Administration (OSHA) recordable incidents, (ii) no Department of Transportation violations and (iii) no “at fault” motor vehicle accidents. Each of our branches achieved at least 97% Perfect Days in 2025.

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

We track and share standard safety performance metrics throughout the organization, such as the OSHA Total Recordable Incident Rate ("TRIR"), Days Away/Restricted Transfer Rate ("DART") and Lost Time Case Rate ("LTC"). During the year ended December 31, 2025, we had a TRIR of 0.93, a DART of 0.51 and LTC of 0.30. Safety performance is communicated to the organization weekly by distribution of the Safety Monday Report and we report our safety performance to the Board of Directors at each regularly scheduled meeting.

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

As part of our culture and commitment to local communities we serve, we offer volunteer paid time off that gives our employees the opportunity to enrich their well-being while giving back and providing support to their local communities.

Training and Talent Development—We are committed to the continued development of our employees and offer learning and development opportunities spanning instructor-led and online, on-demand courses that support improved performance and effectiveness as well as personal and professional growth. These opportunities apply to all employees across all stages of career progression and job responsibilities. More than a dozen instructor-led courses enhance employees' sales, managerial leadership and role-specific skills, such as our shop and counter operations training, sales training, branch manager courses, hands on equipment training for mechanics and a professional development series designed to improve the skills necessary to navigate and succeed in the workplace. In 2025, our employees enhanced their skills through approximately 486,000 hours of training focused in the areas of safety, customer service, sales fundamentals, process and tool training, management basics and soft skills, leveraging over 26,000 unique training assets and programs.

Strategic talent review and succession planning occur on a planned cadence annually. The CEO and CHRO meet regularly with senior leadership and the Board of Directors to review succession plans. We seek to provide opportunities for our employees to grow their careers by increasing our focus on internal talent mobility, which resulted in filling many open management positions internally during the year ended December 31, 2025.

Talent Acquisition—We strive to build a team that reflects the variety of people, cultures and communities we interact with to create an inclusive, productive environment. We believe that varied perspectives best leverage employee talents, leading to creative thinking, open communication and greater customer and team engagement. Members of our recruiting team are provided the knowledge and tools to create an effective plan for recruiting a diverse and inclusive workforce. As of December 31, 2025, women represented approximately 11% of our workforce and 16% of our managerial roles. As of December 31, 2025, people of color represented approximately 33% of our workforce and 18% of our managerial roles. Additionally, 43% of our non-employee members of the Board of Directors are women or people of color.

Our efforts to build an inclusive team led to the creation of two employee resource groups, Women in Action and the Veterans Resource Group. Women in Action seeks to empower, support and develop women by facilitating the exchange of knowledge and experiences through learning opportunities as well as with internal and external networking events. Similarly, the Veterans Resource Groups offers veterans a community of support, networking, collaboration, learning and sharing. As of December 31, 2025, approximately 9% of our employees have self-reported as veterans.

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

On June 2, 2025, we completed the acquisition of H&E, a full-service equipment rental company with a network of approximately 160 branches in over 30 U.S. states at the acquisition date. See Note 6, "Business Combinations" for additional information on the acquisition of H&E.

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

We may fail to realize all of the anticipated benefits of the acquisition of H&E Equipment Services, Inc. ("H&E") or those benefits may take longer to realize than expected.

We believe that there are significant benefits and synergies from the acquisition that may be realized through leveraging the complementary footprint and fleet mix of our Company and H&E. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt our operations if not implemented in a timely and efficient manner. The full benefits of the acquisition, including the anticipated cost and revenue synergies, may not be realized as expected or may not be achieved within the anticipated timeframe, or at all. Failure to achieve the anticipated benefits of the acquisition could adversely affect our results of operation or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the acquisition and negatively impact the price of our common stock.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
and confidential personal information (collectively, sensitive information). In addition, our customers regularly transmit sensitive information to us via the Internet and through other electronic means.

We rely heavily on communication networks, including the Internet and on IT systems, to process rental and sales transactions, manage our pricing, manage our equipment fleet, manage our financing arrangements, pay suppliers and other third parties, collect from our customers, account for our activities and otherwise conduct our business and report our financial results. Our major IT systems and accounting functions are centralized in a few locations. Any disruption, termination or substandard provision of these services, whether as the result of computer or telecommunications issues (including operational failures, server malfunctions, software bugs, software or hardware failures, loss of data or other IT assets, or similar), cyber attacks (such as computer malware, ransomware, business e-mail compromise, malicious code like viruses or worms, denial of service attacks, credential stuffing, credential harvesting, supply-chain attacks or other social engineering attacks like phishing attacks), personnel misconduct or error, localized conditions (such as a power outage, fire or explosion) or events or circumstances of broader geographic impact (such as an earthquake, storm, flood, other natural disaster, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal operations. Cyber threats are increasing in number and sophistication, continually evolving, including with the increased use of artificial intelligence, making it difficult for us to anticipate and defend against such threats and vulnerabilities that can persist undetected over extended periods of time. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security breaches. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. A security breach could adversely affect our corporate reputation as well as our operations, and could result in government enforcement actions, litigation against us, additional reporting requirements and/or oversight, restrictions on processing sensitive information, indemnification obligations, monetary fund diversions, interruptions in our operations, financial loss, the imposition of penalties, and other similar harms. A security breach and attendant consequences could cause the loss of customers, deter new customers from using our services, negatively impact our ability to grow and operate our business, and require that we invest significant additional resources related to our information security systems.

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

In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technologies, maintenance or adequate support of outdated or other existing systems and technologies could disrupt or reduce the efficiency of our business operations and could have an adverse effect on our operations if not anticipated and appropriately mitigated. For example, our business relies on the continued functionality and reliability of customer-facing systems, such as ProControl by Herc Rentals™, to enable customers to rent equipment and access our services. Any disruption, failure, or degradation of these systems, whether due to technical issues, cyber incidents, or delays in maintenance or upgrades, could prevent customers from completing transactions, impair customer satisfaction, damage our reputation, weaken our relationships with customers and result in lost revenue opportunities.

Our competitive position may be adversely affected if we are unable to maintain, upgrade or replace systems and technologies that allow us to manage our business and support our customers in a competitive manner. We also may not achieve the benefits that we anticipate from an upgraded or replaced system and technology. Additionally, any failure of a system or technology could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

Our ability to successfully execute on our business plan depends upon the contributions of our senior management team as well as other key talent, including our dedicated sales force and trades talent, such as drivers and mechanics. In recent years, we have experienced increasing competition for available talent in the North American workforce as reflected by the low unemployment rate, shortages of available industry trades talent and increasing costs to retain employees. As a result, we could experience inefficiencies or a lack of business continuity due to employee turnover, new employees’ lack of historical knowledge and lack of familiarity with the business processes, operating requirements, purpose and culture, policies and procedures, and key information technologies and related infrastructure used in our day-to-day operations and financial reporting. Historically we have noted a ramp-up period before new members of our sales organization typically achieve a level of sales comparable to those we have employed for a longer period of time. We may also experience additional costs as new employees learn their roles and gain necessary experience, in addition to the cost of hiring new individuals. It is important to our success that newly hired team members quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. Further, if we cannot meet our needs for IT staff, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems.

If we were to lose the services of members of our senior management team or other key talent, whether due to death, disability, resignation or termination of employment, our ability to successfully implement our business strategy, financial plans,

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

An "ownership change" could limit our ability to utilize tax attributes, including net operating losses, capital loss carryovers, excess foreign tax carryforwards, and credit carryforwards, to offset future taxable income. As of December 31, 2025, we had unutilized U.S. federal net operating loss carryforwards of approximately $253 million. Our ability to use such tax attributes to offset future taxable income and tax liabilities may be significantly limited if we experience an "ownership change" as defined in Section 382(g) of the Code. In general, an ownership change will occur if and when the percentage of Herc Holdings’ ownership (by value) of one or more "5-percent shareholders" (as defined in the Code) has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally should be subject to an annual limitation on its pre-ownership change tax loss carryforward which accumulates each year to the extent that there is any unused limitation from a prior year. The limitation on our ability to utilize tax losses and credit carryforwards arising from an ownership change under Section 382 depends on the value of our equity at the time of any ownership change. If we were to experience an "ownership change,” it is possible that a significant portion of our tax loss carryforwards could expire before we would be able to use them to offset future taxable income. Many states have adopted the federal Section 382 rules and therefore have similar limitations with respect to state tax attributes.

Other Operational Risks

Any decline in our relationships with our key national account customers or the amount of equipment they rent from us could materially adversely affect our business, financial position, results of operations and cash flows.

Our business depends on our ability to maintain positive relations with our key national account customers, which collectively accounted for 49% of our rental revenue in 2025. We cannot assure you that all of these relationships will continue at current levels or on current terms. Our contracts with our customers generally do not obligate them to rent equipment from us. Revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue in future periods or, if continued, may not reach or exceed historical levels in any period. Further, if our key customers fail to remain competitive in their respective markets or encounter financial or operational problems, our business, financial position, results of operations and cash flows may be materially adversely affected.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

As our rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, and the risk of fleet equipment being out of service, generally increase. As of December 31, 2025, the average age of our rental equipment fleet was approximately 45 months. Determining the optimal age at disposition for our rental equipment is subjective and requires considerable estimates by management. We have made estimates regarding the relationship between the age of our rental equipment, the maintenance and repair costs, the availability of our fleet and the market value of used equipment. It is possible that we may allow the average age of our rental equipment fleet to increase, which could increase our costs for maintenance and repair and likely would negatively impact the market value of such equipment at the time of its disposition. If maintenance and repair costs are higher than estimated or in-service times or market values of used equipment are lower than estimated, our financial condition, results of operations, liquidity and cash flows could be materially adversely affected.

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

Our operations are subject to numerous national, state, provincial and local laws and regulations governing environmental protection and occupational health and safety matters. These laws govern such issues as wastewater, storm water, solid and hazardous wastes and materials, air quality and matters of workplace safety. Under these laws and regulations, regardless of fault we may be liable for, among other things, the cost of investigating and remediating contamination at our sites as well as sites to which we have sent hazardous wastes for disposal or treatment, and also fines and penalties for non-compliance. We use

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from storage tanks at certain of our locations. We also indemnify various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expense or related natural resource damages for which we may be held responsible could be substantial. We cannot predict the potential financial impact on our business if adverse environmental, health, or safety conditions are discovered, or environmental, health, and safety requirements become more stringent. As of December 31, 2025 and 2024, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our consolidated balance sheets in "Accrued liabilities" were $0.4 million and $0.5 million, respectively. If we are required to incur environmental, health, or safety compliance or remediation costs that are not currently anticipated by us, our financial position, results of operations and cash flows could be materially adversely affected, depending on the magnitude of the cost.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM lA. RISK FACTORS (continued)
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

Labor contracts covering the terms of employment of approximately 620 employees in the U.S. and 80 employees in Canada were in effect as of December 31, 2025 under approximately 30 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Union of Operating Engineers. These contracts are renegotiated periodically. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

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

As of December 31, 2025, we had total outstanding debt of approximately $8.1 billion, including our outstanding senior notes and the amounts drawn under our credit facilities. This significant indebtedness requires us to dedicate a significant portion of our cash flows from operations and investing activities to make payments on our debt, which reduces the amount available for working capital, capital expenditures or other general corporate purposes and which decreases our profitability and cash flow. We cannot assure you that we will maintain financing activities and cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In addition, our indebtedness could materially adversely affect us. For example, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our credit facilities, resulting in possible defaults on, and acceleration of, such indebtedness; (ii) be difficult to refinance or borrow additional funds in the future; (iii) increase our vulnerability to, and limit our flexibility to plan for, or react to, general adverse economic and industry conditions, (iv) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; (v) limit our ability to declare and pay dividends; and (vi) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins. There is also a risk that one or more of the financial institutions providing commitments under our revolving credit facilities could fail to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected. Our ability to manage these risks will depend, among other things, on financial market conditions as well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described above under “—Risks Related to Our Business.”

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
Substantially all of our consolidated assets, including our rental fleet, are subject to security interests under our credit facilities. As a result, the lenders under those financing arrangements have a secured claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay in full, or at all, all of our creditors or make any amount available to holders of our equity. The same is true with respect to structurally senior obligations. In general, all liabilities and other obligations of a subsidiary must be satisfied before the assets of such subsidiary can be made available to the unsecured or junior creditors (or equity holders) of the parent entity.
Because substantially all of our assets are encumbered under our credit facilities, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have a material adverse effect on our financial flexibility and liquidity and force us to attempt to incur additional unsecured indebtedness, which may not be available to us.
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

We are unable to predict whether significant amounts of our common stock will be sold in the open market or the potential negative effects that these sales could have on the price of our common stock. Sales or distributions of substantial amounts of our common stock in the public market, or the perception that such sales or distributions will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future. As of December 31, 2025, there were 33.3 million shares of our common stock outstanding, which are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless held or acquired by our “affiliates” as that term is defined in Rule 144 under the Securities Act. In addition, all shares of our common stock acquired upon exercise of stock options and other equity-based awards granted under our stock incentive plan also will be freely tradable under the Securities Act unless acquired by our affiliates, as will shares acquired by our employees under our employee stock purchase plan. Approximately 2.6 million shares of common stock have been issued or are reserved for issuance under our stock incentive plan and our employee stock purchase plan.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM 1C. CYBERSECURITY

Our executive management team has established an enterprise risk management (“ERM”) program, which includes an evaluation of our cybersecurity program as well as associated risks and risk mitigation strategies. Our ERM program is led by the Vice President of Internal Audit and our ERM Committee, which is comprised of members of senior management, including our CEO, President, Chief Financial Officer, Chief Information Officer ("CIO"), Chief Information Security Officer ("CISO") and Chief Legal Officer. Our cybersecurity policies, standards, processes and practices are integrated into our ERM program and leverage the National Institute of Standards and Technology guidelines. Generally, we seek to address cybersecurity risk through a cross-functional approach in an effort to preserve the confidentiality, security and availability of information that we collect, store and otherwise process. For a description of the risks from cybersecurity threats that could materially and adversely impact us and how they may do so, see our risk factors under Part I, Item 1A "Risk Factors—Risks Related to Our Business" of this Report.

Risk Management and Strategy
As one of the critical elements of our overall ERM approach, our cybersecurity program is focused on the following key areas:

Governance—The Board of Directors (the "Board") has direct oversight of our cybersecurity program and management of the associated risks. The Board periodically receives updates regarding our cybersecurity program through meetings with and reports from our CIO and CISO (or their designees).

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

HERC HOLDINGS INC. AND SUBSIDIARIES
Governance
The Board has direct oversight of our cybersecurity program and management of the associated risks. The Board periodically receives presentations and reports on cybersecurity risks on a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations. The Board also receives reports regarding cybersecurity incidents that meet established reporting thresholds through the process described above, as well as updates regarding any such incident.

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

ITEM 2. PROPERTIES

As of February 13, 2026, we had 604 locations in the United States and Canada. We also operate regional headquarters, sales offices and service facilities in the foregoing countries in support of our equipment rental operations. Our principal executive offices are located in Bonita Springs, Florida.

As of December 31, 2025, we owned approximately 6% of the locations from which we operate our equipment rental business, with the remainder leased. Those leases are typically triple net leases, where Herc is responsible for the ongoing expenses of the property, including real estate taxes, insurance, and maintenance, in addition to paying rent and utilities.
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

Name	Age	Position
Lawrence H. Silber	69	Chief Executive Officer, Director
Aaron D. Birnbaum	60	President
Mark Humphrey	54	Senior Vice President and Chief Financial Officer
Christian J. Cunningham	64	Senior Vice President and Chief Human Resources Officer
Tamir Peres	56	Senior Vice President and Chief Information Officer
S. Wade Sheek	49	Senior Vice President, Chief Legal Officer and Secretary
Lawrence H. Silber. Mr. Silber joined the Company in May 2015. From May 2015 to December 2025, Mr. Silber also served as our president. Prior to that, Mr. Silber served as an executive advisor at Court Square Capital Partners, LLP, a private equity firm primarily investing in the business services, healthcare, general industrial and technology and telecommunications sectors, from April 2014 to May 2015. Mr. Silber led Hayward Industries, one of the world’s largest swimming pool equipment manufacturers, as chief operating officer from 2008 to 2012, overseeing a successful transition through the recession and returning the company to solid profitability. From 1978 to 2008, Mr. Silber worked for Ingersoll-Rand plc, a publicly traded manufacturer of industrial products and components, in a number of roles of increasing responsibility. He led major Ingersoll-Rand business groups, including Utility Equipment, Rental and Remarketing and the Equipment and Services businesses. Earlier in his career, he led sales, marketing and operations functions in Ingersoll-Rand’s Power Tool Division and Construction and Mining Group. Mr. Silber has also served as a director of Hayward Holdings, Inc., one of the world's largest swimming pool manufacturers, since November 2019. Mr. Silber previously served on the board of directors of SMTC Corporation, a mid-size provider of end-to-end electronics manufacturing services, from 2012 to 2015 (and from May 2013 through January 2014 served as its interim president and CEO).

Aaron D. Birnbaum. Mr. Birnbaum has more than 30 years of experience in the equipment rental industry — all with Herc Rentals Inc. and its predecessor business. Prior to his current role, Mr. Birnbaum served as senior vice president and chief operating officer from January 2020 to December 2025 responsible for sales and operations. Prior to that, Mr. Birnbaum held various field leadership roles across the Company including region vice president and other responsibilities related to the Company’s strategic planning, operational execution and M&A activities.

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

Christian J. Cunningham. Mr. Cunningham joined the Company in September 2014 from DFC Global Corporation where he served as vice president, corporate human resources and human resources services beginning June 2013 with global responsibility for all human resource matters for corporate staff. Previously, Mr. Cunningham held the position of vice president, human resources, compensation and benefits at Sunoco Inc. and Sunoco Logistics from 2010 to 2013. Prior to Sunoco, Mr. Cunningham served at ARAMARK as vice president, global compensation and strategy from 2008 to 2010; at Scholastic Inc. as vice president, compensation, benefits and HRIS from 2006 to 2007; and at Pep Boys as assistant vice president, human resources from 2005 to 2006. Previously, Mr. Cunningham held director and regional managerial positions in roles with increasing levels of responsibility at Pep Boys from 1995 to 2005 and Tire Service Corporation, Inc. from 1985 to 1995.

Tamir Peres. Mr. Peres joined the Company in September 2017 from Sunoco Logistics, a publicly-traded, midstream energy company, where he served as vice president and chief information officer from 2012 to 2017, leading the Sunoco Logistics Information Technology group. From 2005 to 2012, Mr. Peres held the position of director of corporate information technology at Sunoco, Inc., where he was responsible for all strategic and tactical aspects of technology across the Refining and Supply, Retail Marketing, Chemicals, Logistics and Coke business units. He was previously director of Worldwide Financial Systems

HERC HOLDINGS INC. AND SUBSIDIARIES

Executive Officers of the Registrant (continued)
for Kulicke & Soffa Industries, Inc., a global manufacturer and supplier of semiconductor equipment, and before that he worked for Ernst & Young, including as an audit senior in its Assurance Services area.

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

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Registered Holders
Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "HRI". On February 13, 2026, there were 2,256 registered holders of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in "street name."

Share Repurchase Program
In March 2014, we announced a $1.0 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount and our repurchases may be subject to certain predetermined price/volume guidelines, set from time-time, by our Board of Directors. The timing and extent to which we repurchase shares will depend upon, among other things, strategic priorities, market conditions, share price, liquidity targets, contractual restrictions, regulatory requirements and other factors. Share repurchases may be commenced or suspended at any time or from time to time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the year ended December 31, 2025. As of December 31, 2025, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $161 million.

Dividends
On December 5, 2025, we declared a quarterly dividend of $0.70 per share to record holders as of December 15, 2025, with payment date of December 26, 2025. The agreements governing our indebtedness restrict our ability to pay dividends. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends," in this Report.

Recent Performance
The following graph compares the cumulative total stockholder return on Herc Holdings common stock from December 31, 2020 through December 31, 2025, with the cumulative total returns of the Standard & Poor's Mid Cap 400 Trading Companies & Distributors Industry Index, and our industry peer group. Our industry peer group is comprised of publicly traded companies participating in the equipment rental industry and other relevant companies of comparable size in the broader industry in which we compete. H&E Equipment Services, Inc. is included in our peer group and graph below until our acquisition date of June 2, 2025.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Our industry peer group includes:

Air Lease Corporation	H&E Equipment Services, Inc	Trinity Industries, Inc.
Ashtead Group PLC	McGrath RentCorp	Triton International, Ltd.
Custom Truck One Source Inc.	Pool Corp.	United Rentals, Inc.
Fastenal Company	Ritchie Bros Auctioneers, Inc.	WillScot Mobile Mini Holdings Corp.
Federal Signal Corporation	Rush Enterprises, Inc.	Xylem Inc.
GATX Corp.	Terex Corporation

The graph assumes that $100 was invested on December 31, 2020 over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. The cumulative total return calculation for Herc Holdings is based on stock price appreciation and payment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Developments and Economic Conditions

Local markets continue to be impacted by the elevated interest rate environment and continued economic uncertainty. Our diversification across industries and project types have contributed to the resiliency of our business and we believe the operating environment continues to favor equipment rental companies of scale. We actively monitor the impact of the dynamic macroeconomic environment and manage our business to adjust to such conditions. We accelerated our growth strategy in 2025 with the acquisition of H&E, adding approximately 160 branches, while also opening 26 new greenfield locations, achieving greater density and scale in select urban markets to better serve both our local and national customers.

We invested in our rental equipment as part of our long-term capital expenditure plans, adding rental equipment strategically throughout our network in response to customer demand and to position ourselves for growth into 2026. We have returned to a more normalized cadence of rental equipment expenditures and disposals, remaining mindful of the possibility we may experience supply chain disruptions in the future. Although inflation appears to have stabilized, we have experienced and expect to continue to experience inflationary pressures, potentially as a result of tariffs imposed, a portion of which may be passed on to customers. Currently, we do not expect material direct impact of tariffs on our procurement costs in 2026. There are also costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. We cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted by these ongoing economic conditions, however, we believe we are well-positioned to operate effectively through the present environment.

Capital Structure

We took a number of actions related to our capital structure on June 2, 2025 to finance the acquisition of H&E including:
•Issued $1.65 billion aggregate principal amount of 7.00% Senior Notes due 2030 and $1.1 billion aggregate principal amount of 7.25% Senior Notes due 2033
•Entered into a credit agreement with respect to a new senior secured asset-based revolving credit facility that provides for aggregate maximum borrowings of up to $4.0 billion (subject to availability under a borrowing base) and replaced the prior senior secured asset-based revolving credit facility entered into in 2019
•Entered into a credit agreement with respect to a senior secured term loan facility of $750 million

Supporting our financial flexibility, liquidity and continued investment in our business, we also took the following actions during 2025:
•Amended and extended our account receivable securitization facility on August 29, 2025, extending maturity to August 31, 2026. On December 1, 2025 aggregate commitments were increased from $400 million to $475 million
•Redeemed $1.2 billion outstanding principal of the 2027 Notes on December 16, 2025 at a redemption price of 100.00% using the combined net proceeds from offering of $600 million aggregate principal amount of 5.75% Senior Notes due 2031 and $600 million aggregate principal amount of 6.00% Senior Notes due 2034

Finally, as part of our capital allocation strategy, we have continued to pay quarterly dividends at $0.70 per share throughout 2025.

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

H&E was a full-service equipment rental company that provided its customers with a mix of high-quality general rental fleet including aerial, earthmoving, material handling, and other lines of equipment. H&E served a diverse mix of customers across both construction and industrial markets through its network of approximately 160 branches in over 30 U.S. states.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Divestiture of Cinelease

On July 31, 2025, we completed the divestiture of the Cinelease studio entertainment business for initial cash consideration of $100 million, subject to customary post-closing adjustments, and agreed upon earnouts pursuant to the purchase and sale agreement. We recognized a pre-tax gain on the divestiture of $1 million and used the net proceeds from the sale of Cinelease to repay indebtedness.

RESULTS OF OPERATIONS

	Years Ended December 31,
($ in millions)	2025	2024	$ Change	% Change
Equipment rental	$3,770	$3,189	$581	18%
Sales of rental equipment	509	311	198	64%
Sales of new equipment, parts and supplies	63	37	26	70%
Service and other revenue	34	31	3	10%
Total revenues	4,376	3,568	808	23%
Direct operating	1,602	1,291	311	24%
Depreciation of rental equipment	856	679	177	26%
Cost of sales of rental equipment	418	224	194	87%
Cost of sales of new equipment, parts and supplies	42	24	18	75%
Selling, general and administrative	564	469	95	20%
Transaction expenses	199	11	188	NM
Non-rental depreciation and amortization	224	127	97	76%
Interest expense, net	416	260	156	60%
Loss on assets held for sale	48	194	(146)	(75)%
Other expense (income), net	6	(2)	8	NM
Income before income taxes	1	291	(290)	(100)%
Income tax provision	—	(80)	80	100%
Net income	$1	$211	$(210)	(100)%
NM - Not meaningful

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

Equipment rental revenue increased $581 million, or 18%, during 2025 primarily due to an increase in average OEC on rent, which includes the impact of the June 2025 acquisition of H&E. On a pro forma basis including the standalone, pre-acquisition results of H&E and Otay, equipment rental revenue decreased 6% year-over-year partially resulting from ongoing moderation in certain local markets where H&E's customer base was heavily concentrated. In addition, acquisition disruption at H&E, particularly within the salesforce, prior to the close of the acquisition contributed to the year-over-year decline, however, through initiatives post-close, this stabilized during the third quarter. The divestiture of Cinelease on July 31, 2025 also contributed to the year-over-year decline.

Sales of rental equipment increased $198 million, or 64%, during 2025 when compared with 2024 as we increased the volume of sales to improve the equipment mix and utilization focusing on acquisition fleet. The margin on sales of rental equipment was 18% in 2025 compared to 28% in 2024. The decrease in margin sale of rental equipment in 2025 resulted from the fair value markup of the acquisition fleet sold, a larger volume of sales through the lower margin auction channel and continued normalization of used equipment pricing in the market.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Direct operating expenses increased $311 million, or 24%. Direct operating expenses were 42.5% of equipment rental revenue in 2025, compared to 40.5% in the prior-year period. The increase as a percent of rental revenue related to lower fixed cost absorption due to the impact of the ongoing moderation in certain local markets and the H&E acquisition, primarily with respect to field wages and benefits, facilities expense, maintenance, delivery and fuel. Total company field wages and benefits increased $120 million and facilities expense increased $60 million as we have added team members and locations through the acquisition of H&E and opened 26 greenfield locations. Maintenance expense increased $62 million as total fleet size has increased, delivery expense increased $21 million and fuel increased $20 million on increased volume of rentals.

Depreciation of rental equipment increased $177 million, or 26%, during 2025 due to the increase in average fleet size primarily the result of the H&E acquisition. Non-rental depreciation and amortization increased $97 million, or 76%, primarily due to amortization of intangible assets related to the H&E and Otay acquisitions and an increase in non-rental asset depreciation resulting from the growth of the business.
Selling, general and administrative expenses increased $95 million, or 20%. Selling, general and administrative expenses were 15.0% of equipment rental revenue in 2025 compared to 14.7% in the prior-year period. The increase as a percent of equipment rental revenue was primarily related to an increase of $28 million in sales compensation and related commissions and incentives to drive revenue growth, an increase in stock compensation expense and other general administrative costs of $31 million, partially offset by initial cost synergies related to reduction of H&E corporate overhead as well as overall cost control measures introduced to mitigate the impact of ongoing moderation in certain local markets.

Transaction expenses were $199 million in 2025 compared to $11 million in 2024 due to costs incurred related to the acquisition of H&E, primarily the one-time termination fee paid on behalf of H&E of $64 million, advisory fees of $27 million, commitment fees related to the Bridge Facility of $21 million, and various other financial consulting, professional and legal fees.

Interest expense, net increased $156 million, or 60%, during 2025 when compared with 2024 primarily due to the new debt facilities issued to fund the H&E acquisition at a weighted average effective interest rate of 6.7%.

Loss on assets held for sale was $48 million during 2025 to adjust the carrying value of Cinelease net assets to its fair value less estimated costs to sell prior to its divestiture on July 31, 2025.

Due to the level of pretax income, the income tax provision and effective tax rate were zero during 2025. The income tax provision was $80 million with an effective tax rate of 27% in 2024. The effective tax rate in 2024 was driven by non-deductible goodwill impairment of $14 million, a benefit of $3 million related to stock-based compensation and certain other non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of liquidity include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, funding acquisitions, payment of dividends, and share repurchases. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of December 31, 2025, we had approximately $8.1 billion of total nominal indebtedness outstanding.

Our liquidity as of December 31, 2025 consisted of cash and cash equivalents of $52 million and unused commitments of approximately $1.9 billion under our New ABL Credit Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations, our New ABL Credit Facility and AR Facility (together, the "Facilities") to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the Facilities or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, payment of dividends, and debt payments, if any, over the next twelve months.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In conjunction with the acquisition of H&E, we issued new debt consisting of $2.8 billion in senior unsecured notes with maturities in 2030 and 2033, a $750 million term loan facility and $2.5 billion of borrowings on a new asset based revolving credit facility, of which approximately $1.6 billion was used to repay borrowings on the prior asset-based revolving credit facility. The combined weighted average interest rate on the new debt instruments upon issuance at June 2, 2025 was 6.8%. The term loan facility was amended in December 2025 to reduce the interest rate margin applicable thereunder while the principal amount remained unchanged. The term loan facility requires quarterly payments in an aggregate amount equal to 1.00% per annum beginning March 15, 2026, with the balance due at the maturity of the facility June 2, 2032. Also in December, we redeemed our senior unsecured notes due 2027 and issued $600 million each of senior unsecured notes due 2031 and 2034. The senior unsecured notes currently outstanding and our new asset-based revolving credit facility do not have any principal payment requirements prior to their maturity dates. See Note 11, "Debt" included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Report for more information.

Cash Flows

Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Years Ended December 31,
	2025	2024	$ Change
Cash provided by (used in):
Operating activities	$1,085	$1,225	$(140)
Investing activities	(4,944)	(1,511)	(3,433)
Financing activities	3,827	299	3,528
Effect of exchange rate changes	1	(1)	2
Net change in cash and cash equivalents	$(31)	$12	$(43)

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

Operating Activities

During the year ended December 31, 2025, we generated $140 million less cash from operating activities compared with the same period in 2024. The decrease was primarily related to decreased profitability, cash paid for transaction expenses incurred and additional interest expense payments related to the additional borrowings for the acquisition of H&E.

Investing Activities

Cash used in investing activities increased $3.4 billion during 2025 when compared with the prior-year period. Our primary use of cash in investing activities in 2025 was for acquisitions, the acquisition of rental equipment, and non-rental capital expenditures. Acquisition expenditures of $4.3 billion were related to the cash portion of the H&E acquisition. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

Financing Activities

Cash provided by financing activities increased $3.5 billion during 2025 when compared with the prior-year. Financing activities primarily represent our changes in debt. During 2025, we issued $3.95 billion in senior unsecured notes, a $750 million term loan facility and borrowed $4.59 billion on our revolving lines of credit and securitization which were used primarily to fund the acquisition of H&E and invest in rental equipment. Repayments totaled $4.1 billion including extinguishment of the prior revolving line of credit and redemption of $1.2 billion of our senior unsecured notes due 2027. We

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

also used the proceeds from the Cinelease divestiture and operating cash flow to make repayments on the revolving line of credit throughout the year. Net repayments in the prior year period were $391 million.

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

	Years Ended December 31,
	2025	2024
Rental equipment expenditures	$1,097	$1,048
Disposals of rental equipment	(448)	(288)
Net rental equipment expenditures	$649	$760
Net capital expenditures for rental equipment decreased $111 million during the year ended December 31, 2025 compared to the same period in 2024. Rental equipment expenditures and disposals have increased in the current year to shift the mix of fleet, drive revenue synergies and improve utilization.
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

As of December 31, 2025, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
New ABL Credit Facility	$1,900	$1,880
AR Facility	—	—
Total	$1,900	$1,880

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During 2025, we amended the AR Facility in August to extend the maturity to August 31, 2026 and in December aggregate commitments were increased from $400 million to $475 million. See Note 11, "Debt" included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Report for more information.

As of December 31, 2025, $53 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The New ABL Credit Facility had $197 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Covenants

Our New ABL Credit Facility, our AR Facility, our Term Loan Facility and our 2029 Notes, our 2030 Notes, our 2031 Notes, our 2033 Notes, and our 2034 Notes (collectively, the "Notes") contain a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of our business, make capital expenditures, or engage in certain transactions with certain affiliates.

Under the terms of our New ABL Credit Facility, our AR Facility, our Term Loan Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the New ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2025, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

At December 31, 2025, Herc Holdings' balance sheet was substantially identical to that of Herc, with the exception of the debt held by Herc Holdings (Notes, Term Loan Facility and New ABL Credit Facility) and certain components of shareholders equity. For the years ended December 31, 2025 and 2024, the statements of operations of Herc Holdings and Herc were identical with the exception of interest expense on the debt held at Herc Holdings that is not reflected in the statement of operations of Herc.

For further information on the terms of our Notes, New ABL Credit Facility, Term Loan Facility and AR Facility see Note 11, "Debt" included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Report. For a discussion of the risks associated with our indebtedness, see Part I, Item 1A "Risk Factors" contained in this Report.

Dividends

On December 5, 2025, we declared a quarterly dividend of $0.70 per share to record holders as of December 15, 2025, with payment date of December 26, 2025. The declaration of dividends on our common stock is discretionary and will be determined by our board of directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors. The amounts available to pay cash dividends are restricted by our debt agreements.

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

Rental Equipment

Our principal assets are rental equipment, which represented 42.7% and 53.6% of our total assets as of December 31, 2025 and 2024, respectively. Rental equipment consists of equipment utilized in our equipment rental operations. When rental equipment is acquired, we use historical experience, industry residual value guidebooks and the monitoring of market conditions to set depreciation rates. Generally, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of equipment usage and the targeted age of equipment at the time of disposal. We also estimate the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed regularly based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $75 million or $100 million, respectively. Market conditions for used equipment sales also can be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of rental equipment in response to changing market conditions. During the years ended December 31, 2025 and 2024, there were no material adjustments to our depreciation rates.

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

Business Combinations

We have made multiple acquisitions and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Determining the fair value of the assets and liabilities acquired is judgmental in nature and can involve the use of significant estimates and assumptions. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of the acquisitions. Rental equipment is valued utilizing either a cost or market approach, or a combination of these methods, depending on the asset being valued and the availability of market data. The intangible assets acquired are non-compete agreements, customer relationships and trade names and associated trademarks. The estimated fair values of these intangible assets reflect various assumptions about discount rates, revenue growth rates, operating margins, terminal values, useful lives and other prospective financial information. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows and may be amortized over the useful life if they are determined to be finite-lived intangible assets.

As part of an acquisition, we will also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the book values on the acquired entities' balance sheets.

Goodwill and Indefinite-Lived Intangible Assets

On an annual basis and at interim periods when circumstances require, we test the recoverability of our goodwill. Goodwill impairment is deemed to exist if the carrying value of goodwill of a reporting unit exceeds its fair value. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We have assessed the guidance and performed our analysis using our one reporting unit, equipment rental.

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

In connection with our impairment analysis for goodwill and indefinite-lived intangible assets conducted as of October 1, 2025, we assessed qualitative factors as described above to determine if it is more likely than not that goodwill and indefinite-lived assets may be impaired and concluded that there was no impairment related to such assets at such date.

Finite-Lived Intangible and Long-Lived Assets

Finite-lived intangible assets include technology, customer relationships, and other intangibles. Intangible assets with finite lives are amortized over the estimated economic lives of the assets, which range from two to 15 years. These assets are primarily amortized using the straight-line method, however, certain assets may be amortized using an accelerated method that

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

reflects the economic benefit to us. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. During the year ended December 31, 2025, we recorded an asset impairment charge related to Cinelease of $49 million as discussed further in Note 8, "Assets Held for Sale." In 2024, we recorded an asset impairment charge related to Cinelease of $194 million, and there were no asset impairment charges for the year ended December 31, 2023.

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

We have determined not to assert that earnings from foreign operations are permanently reinvested. Therefore, we recognize deferred taxes on foreign earnings as appropriate. We have asserted that future earnings associated with the potential stock sale or liquidation of foreign subsidiaries is permanently reinvested. Accordingly, we have not recorded any deferred tax liabilities associated with these book-to-tax differences. We regularly review our cash positions and our determination of permanent reinvestment of foreign earnings. If we determine that all or a portion of such foreign earnings are repatriated, we may be subject to additional foreign withholding taxes and U.S. state income taxes. Many foreign jurisdictions impose taxes on distributions to other jurisdictions. Due to the variations and complexities of these laws, we believe it would be impractical to calculate and accrue these taxes beyond the normal earnings and profits standard for U.S. tax purposes.

In accordance with ASC Topic 740, Income Taxes, we recognize, in its consolidated financial statements, the impact of our tax positions that are more likely than not to be sustained upon examination. We will determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. Upon determination that a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements.

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

Interest Rate Risk

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our ABL Credit Facility, AR Facility and cash and cash equivalents as of December 31, 2025, our pre-tax earnings would decrease by an estimated $32 million over a 12-month period.

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

During the year ended December 31, 2025, our foreign subsidiaries accounted for less than 10% of our total revenue and total income before income taxes. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10% change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

HERC HOLDINGS INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Herc Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Herc Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of H&E Equipment Services, Inc. - Valuation of Customer Relationships

As described in Notes 2 and 6 to the consolidated financial statements, on June 2, 2025, the Company acquired H&E Equipment Services, Inc. for a total purchase price of $4.8 billion and resulted in the recording of a customer relationship intangible asset of $1.19 billion. The fair value for customer relationships is determined as of the acquisition date using the excess earnings method. Under this methodology, the fair value is determined based on the estimated future after-tax cash flows arising from the acquired customer relationships over their estimated useful lives after considering customer attrition and contributory asset charges. The estimated fair values of customer relationships reflect various assumptions that have a significant effect on the calculation and primarily include discount rates, revenue growth rates, customer attrition rates, contributory asset charges and operating margins.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of H&E Equipment Services, Inc. is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate, revenue growth rates, customer attrition rates, contributory asset charges and operating margins; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to the discount rate, revenue growth rates, customer attrition rates, contributory asset charges and operating margins. Evaluating management’s assumptions related to revenue growth rates and operating margins involved considering (i) the current and past performance of the H&E Equipment Services, Inc. business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the excess earnings method and (ii) the reasonableness of the discount rate, customer attrition rates and contributory asset charges.

Income Taxes

As described in Notes 2 and 15 to the consolidated financial statements, the Company has a net deferred tax liability balance of $1.4 billion as of December 31, 2025. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management also records deferred tax assets for unutilized net operating loss carryforwards in various tax jurisdictions. The effect of a change in tax rates is recognized in the period that includes the enactment date.

The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are a high degree of auditor effort in performing procedures related to the income tax provision and net deferred tax liability.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including management's controls over the establishment of deferred tax assets and liabilities. These procedures

HERC HOLDINGS INC. AND SUBSIDIARIES
also included, among others (i) testing the provision for income taxes, including the effective tax rate reconciliation and permanent and temporary differences; and (ii) testing the completeness and accuracy of underlying data used in measuring and recognizing deferred tax assets and liabilities, including recalculating differences between financial statement carrying amounts and tax bases of assets and liabilities.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
February 17, 2026

We have served as the Company’s auditor since 2013.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$52	$83
Receivables, net of allowances of $31 and $22, respectively	769	589
Prepaid expenses	72	47
Other current assets	63	40
Assets held for sale	—	17
Total current assets	956	776
Rental equipment, net	5,880	4,225
Property and equipment, net	868	554
Right-of-use lease assets	1,489	852
Intangible assets, net	1,665	572
Goodwill	2,873	670
Other long-term assets	45	8
Assets held for sale	—	220
Total assets	$13,776	$7,877
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and financing obligations	$32	$21
Current maturities of operating lease liabilities	56	39
Accounts payable	337	248
Accrued liabilities	305	239
Liabilities held for sale	—	15
Total current liabilities	730	562
Long-term debt, net	8,021	4,069
Financing obligations, net	95	101
Operating lease liabilities	1,479	842
Deferred tax liabilities	1,446	800
Other long-term liabilities	57	47
Liabilities held for sale	—	60
Total liabilities	11,828	6,481
Commitments and contingencies (Note 17)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 38.2 and 33.3 shares issued and 33.3 and 28.4 shares outstanding	—	—
Additional paid-in capital	2,448	1,832
Retained earnings	547	633
Accumulated other comprehensive loss	(120)	(142)
Treasury stock, at cost, 4.9 shares and 4.9 shares	(927)	(927)
Total equity	1,948	1,396
Total liabilities and equity	$13,776	$7,877

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Equipment rental	$3,770	$3,189	$2,870
Sales of rental equipment	509	311	346
Sales of new equipment, parts and supplies	63	37	38
Service and other revenue	34	31	28
Total revenues	4,376	3,568	3,282
Expenses:
Direct operating	1,602	1,291	1,139
Depreciation of rental equipment	856	679	643
Cost of sales of rental equipment	418	224	252
Cost of sales of new equipment, parts and supplies	42	24	25
Selling, general and administrative	564	469	440
Transaction expenses	199	11	8
Non-rental depreciation and amortization	224	127	112
Interest expense, net	416	260	224
Loss on assets held for sale	48	194	—
Other expense (income), net	6	(2)	(8)
Total expenses	4,375	3,277	2,835
Income before income taxes	1	291	447
Income tax provision	—	(80)	(100)
Net income	$1	$211	$347

Weighted average shares outstanding:
Basic	31.3	28.4	28.5
Diluted	31.4	28.5	28.7
Earnings per share:
Basic	$0.03	$7.43	$12.18
Diluted	$0.03	$7.40	$12.09

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2025	2024	2023
Net income	$1	$211	$347
Other comprehensive income (loss):
Foreign currency translation adjustments	15	(25)	7
Pension and postretirement benefit liability adjustments:
Amortization of net losses and settlement losses included in net periodic pension cost	1	2	1
Pension and postretirement benefit liability adjustments arising during the period	6	(1)	3
Total other comprehensive income (loss)	22	(24)	11
Total comprehensive income	$23	$187	$358

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions, except per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2022	28.9	$—	$1,820	$224	$(129)	$(807)	$1,108
Net income	—	—	—	347	—	—	347
Other comprehensive income	—	—	—	—	11	—	11
Stock-based compensation charges	—	—	18	—	—	—	18
Dividends declared, $2.53 per share	—	—	—	(73)	—	—	(73)
Net settlement on vesting of equity awards	0.3	—	(25)	—	—	—	(25)
Employee stock purchase plan	—	—	4	—	—	—	4
Exercise of stock options	0.1	—	3	—	—	—	3
Repurchase of common stock	(1.1)	—	—	—	—	(120)	(120)
Balance at December 31, 2023	28.2	—	1,820	498	(118)	(927)	1,273
Net income	—	—	—	211	—	—	211
Other comprehensive loss	—	—	—	—	(24)	—	(24)
Stock-based compensation charges	—	—	17	—	—	—	17
Dividends declared, $2.66 per share	—	—	—	(76)	—	—	(76)
Net settlement on vesting of equity awards	0.1	—	(12)	—	—	—	(12)
Employee stock purchase plan	—	—	5	—	—	—	5
Exercise of stock options	0.1	—	2	—	—	—	2
Balance at December 31, 2024	28.4	—	1,832	633	(142)	(927)	1,396
Net income	—	—	—	1	—	—	1
Other comprehensive income	—	—	—	—	22	—	22
Stock-based compensation charges	—	—	34	—	—	—	34
Dividends declared, $2.80 per share	—	—	—	(87)	—	—	(87)
Net settlement on vesting of equity awards	0.1	—	(8)	—	—	—	(8)
Employee stock purchase plan	0.1	—	6	—	—	—	6
Issuance of common stock for H&E Acquisition	4.7	—	584	—	—	—	584
Balance at December 31, 2025	33.3	$—	$2,448	$547	$(120)	$(927)	$1,948

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1	$211	$347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of rental equipment	856	679	643
Depreciation of property and equipment	109	82	71
Amortization of intangible assets	115	45	41
Amortization of deferred debt and financing obligations costs	8	5	4
Loss on extinguishment of debt	2	—	—
Stock-based compensation charges	34	17	18
Impairment	6	—	—
Provision for receivables allowance	88	70	65
Loss on assets held for sale	48	194	—
Deferred taxes	(9)	59	89
Gain on sale of rental equipment	(91)	(87)	(94)
Other	15	12	1
Changes in assets and liabilities, net of effects from acquisitions:
Receivables	(46)	(62)	(98)
Other assets	(1)	(26)	(22)
Accounts payable	36	2	7
Accrued liabilities and other long-term liabilities	(86)	24	14
Net cash provided by operating activities	1,085	1,225	1,086
Cash flows from investing activities:
Rental equipment expenditures	(1,097)	(1,048)	(1,320)
Proceeds from disposal of rental equipment	448	288	325
Non-rental capital expenditures	(157)	(161)	(156)
Proceeds from disposal of property and equipment	20	10	15
Acquisitions, net of cash acquired	(4,257)	(600)	(430)
Proceeds from disposal of business, net	99	—	—
Other investing activities	—	—	(15)
Net cash used in investing activities	(4,944)	(1,511)	(1,581)
The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,661	800	—
Repayments of long-term debt	(1,200)	—	—
Proceeds from revolving lines of credit and securitization	4,585	2,008	2,127
Repayments on revolving lines of credit and securitization	(4,092)	(2,399)	(1,387)
Principal payments under finance lease and financing obligations	(22)	(19)	(16)
Payment of debt financing costs	(16)	(9)	(1)
Dividends paid	(87)	(77)	(73)
Net settlement on vesting of equity awards	(8)	(12)	(25)
Proceeds from employee stock purchase plan	6	5	4
Proceeds from exercise of stock options	—	2	3
Repurchase of common stock	—	—	(120)
Net cash provided by financing activities	3,827	299	512
Effect of foreign exchange rate changes on cash and cash equivalents	1	(1)	—
Net change in cash and cash equivalents during the period	(31)	12	17
Cash and cash equivalents at beginning of period	83	71	54
Cash and cash equivalents at end of period	$52	$83	$71

Supplemental disclosures of cash flow information:
Cash paid for interest	$419	$258	$221
Cash paid for income taxes, net	$24	$12	$30
Supplemental disclosures of non-cash investing activity:
Purchases of rental equipment in accounts payable	$19	$30	$—
Non-rental capital expenditures in accounts payable	$5	$2	$—
Disposals of rental equipment in accounts receivable	$24	$6	$—
Supplemental disclosures of non-cash investing and financing activity:
Issuance of common stock for H&E acquisition	$584	$—	$—
Equipment acquired through finance lease	$21	$17	$24

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Description of Business

Herc Holdings Inc. ("Herc Holdings" or the "Company") is one of the leading equipment rental suppliers with 602 locations in North America as of December 31, 2025. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 60 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

The Company's fleet includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction, and lighting equipment. The Company's equipment rental business is supported by ProSolutions, its industry-specific solutions-based services, which includes power generation, climate control, remediation and restoration, pumps, trench shoring and its ProContractor professional grade tools.

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

No single customer accounted for more than 3% of the Company’s equipment rental revenue during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025 and 2024, no single customer accounted for more than 5% of accounts receivable.

Receivables
Receivables are stated net of allowances and represent credit extended to customers and manufacturers that satisfy defined credit criteria. The estimate of the allowance for credit losses is based on the Company's historical experience and its judgment as to the likelihood of ultimate collection. Actual receivables are written off against the allowance for credit losses when the Company determines the balance will not be collected. Estimates for future credit memos are based on historical experience and are reflected as reductions to revenue, while the provision for credit losses for rental transactions is reflected as a component of "Selling, general and administrative expenses" in the Company's consolidated statements of operations.

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
The Company is exposed to various claims relating to its business, including those for which we provide self-insurance. Claims for which we self-insure include: (i) workers compensation claims; (ii) general liability claims by third parties for injury or property damage caused by its equipment or personnel; (iii) automobile liability claims; and (iv) employee health insurance claims. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. The Company's methodology for developing self-insurance reserves is based on management estimates and independent third-party actuarial estimates. The estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in the Company's claim history or receipt of additional information relevant to assessing the claims and the amount of the recorded liability is adjusted to reflect these changes. The long-term portion of self-insurance reserves are included in "Other long-term liabilities" in the consolidated balance sheet.

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

Business Combinations
The Company has made multiple acquisitions and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets, principally rental equipment, intangible assets including customer relationships, non-compete agreements, trade names and associated trademarks and goodwill generally represent the largest components of the acquisitions.

Rental equipment is valued utilizing either a cost or market approach, or a combination of these methods, depending on the asset being valued and the availability of market data.

The most significant identifiable intangible assets with definite useful economic lives recognized from acquisitions are customer relationships. The fair value for customer relationships is determined as of the acquisition date using the excess earnings method. Under this methodology, the fair value is determined based on the estimated future after-tax cash flows arising from the acquired customer relationships over their estimated useful lives after considering customer attrition and contributory asset charges. The estimated fair values of customer relationships reflect various assumptions that have a significant effect on the calculation and primarily include discount rates, revenue growth rates, customer attrition rates, contributory asset charges and operating margins. In evaluating the amortizable life for customer relationship intangible assets, management considers historical attrition patterns.

Non-compete agreements and trade names and associated trademarks are valued based on variations of the income approach using projected cash flows and may be amortized over the useful life if they are determined to be finite-lived intangible assets.

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

Goodwill and Indefinite-Lived Intangible Assets
On an annual basis and at interim periods when circumstances require, the Company tests the recoverability of its goodwill. The analysis is conducted as of October 1 each year. The Company has one reporting unit and compares the carrying value of its reporting unit to the fair value. If the carrying value of the reporting unit is greater than its fair value, the Company recognizes an impairment charge for the amount equal to that excess.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recognized in an amount equal to that excess.

Finite-Lived Intangible and Long-Lived Assets
Intangible assets include technology, customer relationships and other intangibles. Intangible assets with finite lives are amortized over the estimated economic lives of the assets, which range from two to 15 years. These assets are primarily amortized using the straight-line method, however, certain assets may be amortized using an accelerated method that reflects the economic benefit to the Company. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset.

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
Stock-Based Compensation
Under the Company's stock-based compensation plans, certain employees and members of the Company's board of directors have received grants of restricted stock units, performance stock units and stock options for Herc Holdings common stock.

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

Recently Issued Accounting Pronouncements
Adopted

Improvements to Income Tax Disclosures
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The Company adopted this guidance retrospectively and has made the appropriate disclosures in Note 15, "Income Taxes."

Not Yet Adopted

Disaggregation of Income Statement Expenses
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, "Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"), which is intended to improve the disclosures about a public entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2024-03 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

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

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing 94.4%, 92.9% and 92.0% of total revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

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
The following summarizes the applicable accounting guidance for the Company’s revenues (in millions):

	Years Ended December 31,
	2025			2024			2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$3,372	$—	$3,372	$2,862	$—	$2,862	$2,577	$—	$2,577
Other rental revenue:
Delivery and pick-up	—	256	256	—	213	213	—	188	188
Other	142	—	142	114	—	114	105	—	105
Total other rental revenues	142	256	398	114	213	327	105	188	293
Total equipment rentals	3,514	256	3,770	2,976	213	3,189	2,682	188	2,870
Sales of rental equipment	—	509	509	—	311	311	—	346	346
Sales of new equipment, parts and supplies	—	63	63	—	37	37	—	38	38
Service and other revenues	—	34	34	—	31	31	—	28	28
Total revenues	$3,514	$862	$4,376	$2,976	$592	$3,568	$2,682	$600	$3,282

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Years Ended December 31,
	2025	2024	2023
Sales of rental equipment	$509	$311	$346
Sales of new equipment	26	12	14
Sales of parts and supplies	37	25	24
Total	$572	$348	$384

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
Under Topic 606, the accounts receivable balance, prior to allowances for credit losses, for the sale of rental equipment, new equipment, parts and supplies, was approximately $41 million and $17 million as of December 31, 2025 and 2024, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the years ended December 31, 2025, 2024 or 2023 that was included in the contract liability balance as of the beginning of each period.

Performance obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the years ended December 31, 2025, 2024 and 2023 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2025.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	December 31, 2025	December 31, 2024
Rental equipment	$8,407	$6,423
Less: Accumulated depreciation	(2,527)	(2,198)
Rental equipment, net	$5,880	$4,225

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Property and Equipment

Property and equipment consists of the following (in millions):

	December 31, 2025	December 31, 2024
Land and buildings	$194	$136
Service vehicles	819	591
Leasehold improvements	201	142
Machinery and equipment	52	33
Computer equipment and software	15	16
Furniture and fixtures	24	19
Construction in progress	50	22
Property and equipment, gross	1,355	959
Less: accumulated depreciation	(487)	(405)
Property and equipment, net	$868	$554

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $109 million, $82 million and $71 million, respectively, and is included in "Non-rental depreciation and amortization" in the Company's consolidated statements of operations.

The Company leases certain of its service vehicles, office equipment, and buildings under finance leases. Depreciation of assets held under finance leases is included in depreciation expense. The gross amounts of property and equipment and related depreciation recorded under finance leases, included in the table above, were as follows (in millions):

	December 31, 2025	December 31, 2024
Service vehicles	$137	$124
Leased building	7	—
Furniture and fixtures	3	2
Finance lease assets, gross	147	126
Less: accumulated depreciation	(70)	(52)
Finance lease assets, net	$77	$74

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

	December 31, 2025	December 31, 2024
Land, building and leasehold improvements	$72	$72
Less: accumulated depreciation	(44)	(42)
Net assets under financing obligations	$28	$30

Note 6—Business Combinations

The Company accounts for business combinations using the acquisition method as defined in ASC Topic 805, Business Combinations ("Topic 805"). Under this method of accounting, the purchase price allocations below reflect the estimated fair values of the respective assets acquired and liabilities assumed.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2025 Business Combinations
On June 2, 2025, the Company completed the acquisition of H&E Equipment Services, Inc. ("H&E") pursuant to the Agreement and Plan of Merger, dated as of February 19, 2025 (the "Merger Agreement"). H&E was a full-service equipment rental company that provided its customers with a mix of high-quality general rental fleet including aerial, earthmoving, material handling, and other lines of equipment. H&E served a diverse mix of customers across both construction and industrial markets through its network of approximately 160 branches in over 30 U.S. states. The acquisition (i) added scale and density in key rental regions, particularly in several of the largest rental regions in North America; (ii) created cross-sell opportunities of specialty equipment to an expanded customer base and (iii) increased availability of aerial, material handling and earthmoving equipment for the Company's customers.

The Company acquired all of the outstanding common stock of H&E in exchange for $78.75 in cash and 0.1287 shares of Company common stock on a per-H&E share basis. The total purchase price for the acquisition was $4.8 billion including cash payment of $2.9 billion and the issuance of approximately 4.7 million of the Company's common shares to H&E's shareholders, valued at $584 million. Additionally, the Company paid cash to extinguish $1.4 billion of outstanding H&E debt that was not assumed as part of the acquisition. The acquisition was funded by issuance of new debt consisting of $2.8 billion in senior unsecured notes, a $750 million term loan facility and $2.5 billion of borrowings on a new asset based revolving credit facility, of which approximately $1.6 billion was used to repay borrowings on the prior asset based revolving credit facility. See Note 19, "Equity and Earnings (Loss) Per Share" and Note 11, "Debt" for additional information on the equity issued and financing associated with the H&E acquisition, respectively.

The following table summarizes the preliminary purchase price allocation of the assets acquired and liabilities assumed (in millions):

H&E
Cash	$5
Accounts receivable	187
Other current assets	22
Rental equipment	1,781
Property and equipment	288
Right-of-use lease assets	567
Customer relationships intangible	1,190
Total identifiable assets acquired	4,040
Current liabilities	182
Operating lease liabilities	567
Finance lease liabilities	7
Deferred tax liabilities	651
Net identifiable assets acquired	2,633
Goodwill	2,183
Net assets acquired	$4,816

The acquired intangible asset in this acquisition was customer relationships that have an expected life of 10 years. The level of goodwill that resulted from the acquisition is primarily reflective of operational synergies the Company expects to achieve that are not associated with identifiable assets, the value of H&E's assembled workforce and new customer relationships expected to arise from the acquisition. The goodwill is not expected to be deductible for income tax purposes.

The purchase price was allocated based on information available at the acquisition date and income taxes and goodwill are subject to change as the Company completes its analysis during the measurement period not to exceed one year as permitted under Topic 805. Since the acquisition date, management continued to assess the opening balance sheet and recorded measurement period adjustments to various accounts, which resulted in a decrease to goodwill of $28 million. The adjustment was primarily related to additional information obtained regarding the valuation of rental equipment as of the acquisition date and completion of the valuation of the customer relationship intangible asset.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company has incurred $193 million of transaction expenses during the year ended December 31, 2025, associated with the acquisition of H&E. Expenses incurred primarily consisted of the one-time termination fee paid on behalf of H&E of $64 million, advisory fees of $27 million, commitment fees related to the Bridge Facility (as defined in Note 11, "Debt") of $21 million and various other financial consulting, professional and legal fees.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Supplementary Data

The unaudited pro forma supplementary data presented in the table below (in millions) gives effect to the acquisition of H&E and Otay as if it had been included in the Company's consolidated results for the entire period reflected. The unaudited pro forma supplementary data is provided for informational purposes only and is not indicative of the Company's results of operations had the acquisitions been included for the period presented, nor is it indicative of the Company's future results.

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Herc	H&E	Total	Herc	Otay	H&E	Total
Historic/pro forma equipment rental revenues	$3,770	$455	$4,225	$3,189	$39	$1,253	$4,481
Historic/pro forma total revenues	4,376	536	4,912	3,568	41	1,516	5,125
Historic/combined pretax income (loss)	1	(44)	(43)	291	4	162	457
Pro forma adjustments to consolidated pretax income:
Impact of fair value adjustments/useful life changes on depreciation(a)		33	33		3	75	78
Intangible asset amortization(b)		(50)	(50)		(5)	(119)	(124)
Interest expense(c)		(104)	(104)		(10)	(291)	(301)
Elimination of historic interest(d)		26	26		3	72	75
Transaction expenses(e)		244	244		2	(47)	(45)
Pro forma pretax income			$106				$140

	Year Ended December 31, 2023
	Herc	Otay	Total
Historic/pro forma equipment rental revenues	$2,870	$65	$2,935
Historic/pro forma total revenues	3,282	73	3,355
Historic/combined pretax income	447	10	457
Pro forma adjustments to consolidated pretax income:
Impact of fair value adjustments/useful life changes on depreciation(a)		3	3
Intangible asset amortization(b)		(8)	(8)
Interest expense(c)		(18)	(18)
Elimination of historic interest(d)		5	5
Transaction expenses(e)		—	—
Pro forma pretax income			$439
(a) Depreciation of rental equipment was adjusted for the fair value at acquisition and changes in useful lives of equipment acquired.
(b) Intangible asset amortization was adjusted to include amortization of the acquired intangible assets.
(c) As discussed above, the Company funded the H&E and Otay acquisitions in part with borrowings under various long-term debt instruments. Interest expense was adjusted to reflect interest on such borrowings.
(d) Historic interest on debt that is not part of the combined entity was eliminated.
(e) Transaction expenses associated with the H&E and Otay acquisitions that were contingent upon closing, whether incurred by the Company or the acquiree, were assumed to have been recognized as of the beginning of the earliest period disclosed. Non-contingent transaction expenses were assumed to have been recognized prior to the earliest period presented and were excluded from the periods presented.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Goodwill and Intangible Assets
Goodwill
The Company performed its annual goodwill impairment test as of October 1 and determined that no impairment existed for the years ended December 31, 2025 and 2024. Subsequent to the annual impairment test in 2024, it was determined that goodwill classified as assets held for sale was fully impaired. The following summarizes the Company's goodwill (in millions):

	Years Ended December 31,
	2025	2024
Balance at the beginning of the period:
Goodwill, gross	$1,334	$1,154
Accumulated impairment losses	(664)	(671)
Goodwill	670	483

Additions	2,201	190
Currency translation	2	(3)

Balance at the end of the period:
Goodwill, gross	3,541	1,334
Accumulated impairment losses	(668)	(664)
Goodwill	$2,873	$670
Intangible Assets
The Company performed its annual impairment test of indefinite-lived intangible assets as of October 1 and assessed finite-lived intangible assets for impairment triggers and determined that no impairment existed for the years ended December 31, 2025 and 2024. Subsequent to the annual impairment test in 2024, it was determined that certain finite-lived intangible assets classified as assets held for sale were impaired. Intangible assets, net, consisted of the following major classes (in millions):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$1,552	$(203)	$1,349
Non-compete agreements	19	(10)	9
Internally developed software(a)	53	(17)	36
Total	1,624	(230)	1,394
Indefinite-lived intangible assets:
Trade name	271	—	271
Total intangible assets, net	$1,895	$(230)	$1,665
(a) Includes capitalized costs of $21 million yet to be placed into service.

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$363	$(100)	$263
Non-compete agreements	19	(6)	13
Internally developed software(a)	39	(14)	25
Total	421	(120)	301
Indefinite-lived intangible assets:
Trade name	271	—	271
Total intangible assets, net	$692	$(120)	$572
(a) Includes capitalized costs of $14 million yet to be placed into service.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The customer relationship intangible asset acquired during the year ended December 31, 2025 has a useful life of 10.0 years.

Amortization of intangible assets for the years ended December 31, 2025, 2024 and 2023 was $115 million, $45 million and $41 million, respectively. Based on the amortizable assets in-service as of December 31, 2025, the Company expects amortization expense to be approximately $162 million in 2026, $150 million in 2027, $145 million in 2028, $142 million in 2029, $140 million in 2030, and $634 million thereafter.

Note 8—Assets Held for Sale
During the fourth quarter of 2023, the Company reclassified the Cinelease studio entertainment and lighting and grip equipment rental business ("Cinelease") as assets held for sale and started exploring strategic alternatives to divest of this business as the film and studio entertainment industry has shifted to a studio centric model that was a departure from the Company's business model.

The Company assessed the fair value, less estimated costs to sell, each reporting period it remained classified as held for sale. During the second quarter of 2025, there was indication that the carrying value of Cinelease was greater than the fair value, less estimated costs to sell, based on slower than anticipated return of productions subsequent to settlement of actual and potential labor strikes, therefore an impairment analysis was performed. The fair value was estimated using a market approach based on offers received through a competitive bid process, exclusive of potential earnouts for future performance. Accordingly, the Company recorded a pre-tax loss on assets held for sale of approximately $49 million.

On July 31, 2025, the Company completed the sale of Cinelease for initial cash consideration of $100 million, subject to customary post-closing adjustments, and agreed upon earnouts pursuant to the purchase and sale agreement. During the third quarter of 2025, the Company recognized a pre-tax gain on the divestiture of $1 million based on net cash proceeds received at closing of $97 million plus the fair value of the Cinelease earnout receivable of $32 million less the net assets of Cinelease of $128 million as of July 31, 2025. See Note 18, "Fair Value Measurements " for additional information regarding the earnout receivable.
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

The components of lease expense consist of the following (in millions):

		Years Ended December 31,
	Classification	2025	2024
Operating lease cost(a)	Direct operating	$189	$158
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	19	16
Interest on lease liabilities	Interest expense, net	3	3
Sublease income	Equipment rental revenue	(65)	(77)
Net lease cost		$146	$100
(a) Includes short-term leases of $50 million and $62 million for the year ended December 31, 2025 and 2024, respectively, and variable lease costs of $9 million and $6 million for the year ended December 31, 2025 and 2024, respectively.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance sheet information related to leases consists of the following (in millions):

	Classification	December 31, 2025	December 31, 2024
Assets
Operating lease ROU assets	Right-of-use assets	$1,489	$852
Finance lease ROU assets	Property and equipment, net(a)	77	74
Total leased assets		$1,566	$926
Liabilities
Current:
Operating	Current maturities of operating lease liabilities	$56	$39
Finance	Current maturities of long-term debt and financing obligations	19	17
Non-current:
Operating	Operating lease liabilities	1,479	842
Finance	Long-term debt, net	62	60
Total lease liabilities		$1,616	$958
(a) Finance lease right-of-use assets are recorded net of accumulated amortization of $70 million and $52 million for the years ended December 31, 2025 and 2024, respectively.

	Years Ended December 31,
	2025	2024
Weighted average remaining lease term:
Operating leases	17.9	17.1
Finance leases	5.7	5.1
Weighted average discount rate:
Operating leases	4.74%	4.31%
Finance leases	4.51%	4.29%

Cash flow information related to leases consists of the following (in millions):

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$65	$51
Operating cash flows from finance leases	$3	$3
Financing cash flows from finance leases	$18	$16
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$317	$300
Finance leases	$21	$17

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases
2026	$128	$22
2027	137	17
2028	134	17
2029	131	13
2030	127	10
Thereafter	1,725	14
Total lease payments	2,382	93
Less: Interest	(847)	(12)
Present value of lease liabilities	$1,535	$81

Note 10—Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	December 31, 2025	December 31, 2024
Accrued compensation and benefit costs	$73	$58
Rebate accrual	54	43
Taxes payable	47	30
Accrued interest	24	38
Customer related deferrals	28	19
Insurance reserves	36	31
Service vehicle purchase commitment	12	—
Other	31	20
Total accrued liabilities	$305	$239

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at December 31, 2025	Weighted Average Stated Interest Rate at December 31, 2025	Fixed or Floating Interest Rate	Maturity	December 31, 2025	December 31, 2024
Senior Notes
2027 Notes	N/A	N/A	N/A	N/A	$—	$1,200
2029 Notes	6.91%	6.63%	Fixed	2029	800	800
2030 Notes	7.25%	7.00%	Fixed	2030	1,650	—
2031 Notes	5.94%	5.75%	Fixed	2031	600	—
2033 Notes	7.43%	7.25%	Fixed	2033	1,100	—
2034 Notes	6.14%	6.00%	Fixed	2034	600	—
Other Debt
New ABL Credit Facility	N/A	5.10%	Floating	2030	2,047	—
Prior ABL Credit Facility	N/A	N/A	N/A	N/A	—	1,621
Term Loan Facility	5.79%	5.52%	Floating	2032	750	—
AR Facility	N/A	4.68%	Floating	2026	475	400
Finance lease liabilities	4.51%	N/A	Fixed	2026-2044	81	77
Unamortized debt issuance costs and debt discount(a)					(56)	(12)
Total debt					8,047	4,086
Less: Current maturities of long-term debt					(26)	(17)
Long-term debt, net					$8,021	$4,069
(a)    Unamortized debt issuance costs totaling $12 million related to the New ABL Credit Facility and AR Facility (as each is defined below) as of December 31, 2025 and $6 million related to the Prior ABL Credit Facility and AR Facility (as each is defined below) as of December 31, 2024, are included in "Other long-term assets" in the consolidated balance sheets.

The effective interest rate for the fixed rate 2029 Notes, 2030 Notes, 2031 Notes, 2033 Notes, and 2034 Notes (as defined below) includes the stated interest on the notes and the amortization of any debt issuance costs. The effective interest rate for the variable rate Term Loan Facility (as defined below) includes the stated interest on the loan and the amortization of debt discount and debt issuance costs.

Maturities
The nominal principal amounts of maturities of debt for each of the periods ending December 31 are as follows (in millions):

2026	$26
2027	21
2028	497
2029	819
2030	3,713
Thereafter	3,027
Total	$8,103

The Company's liquidity needs arise from the funding of its costs of operations and capital expenditures, debt service on its indebtedness, funding acquisitions, payment of dividends and repurchases of its shares. The Company believes that cash generated from operations and cash received from the disposal of rental and other equipment, together with amounts available under its senior secured asset-based revolving credit facility (the "New ABL Credit Facility") and AR Facility (as defined below) will be adequate to permit the Company to meet its obligations over the next 12 months.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes—2027 Notes
On July 9, 2019, the Company issued $1.2 billion aggregate principal amount of its 5.50% Senior Notes due 2027 (the “2027 Notes”). On December 16, 2025, the Company redeemed the $1.2 billion outstanding principal of the 2027 Notes at a redemption price of 100.00%, plus interest accrued to, but excluding December 16, 2025. The Company used the combined net proceeds from its offering of the 2031 Notes and 2034 Notes (both as defined below), together with certain other borrowings by the Company, to redeem the 2027 Notes and to pay related fees and expenses. The Company recorded a loss on early extinguishment of debt of $2 million comprised of unamortized debt issuance costs.

Senior Notes—2029 Notes
On June 7, 2024, the Company issued $800 million aggregate principal amount of its 6.625% Senior Notes due 2029 (the "2029 Notes"). Interest on the 2029 Notes accrues at the rate of 6.625% per annum and is payable semi-annually in arrears on June 15 and December 15. The 2029 Notes will mature on June 15, 2029.
Ranking; Guarantees
The 2029 Notes are the Company's senior unsecured obligations, ranking equally in right of payment with all of the Company's existing and future senior indebtedness, effectively junior to any of the Company's existing and future indebtedness, including the New ABL Credit Facility and Term Loan Facility (as defined below), to the extent of the value of the assets securing such indebtedness, and senior in right of payment to any of the Company's existing and future subordinated indebtedness. The 2029 Notes are guaranteed on a senior unsecured basis, subject to limited exceptions including special purpose securitization subsidiaries, by the Company's current and future domestic subsidiaries.
Redemption
The Company may, at its option, redeem the 2029 Notes, in whole or in part, at any time prior to June 15, 2026, at a price equal to 100% of the aggregate principal amount of the 2029 Notes, plus the applicable make-whole premium and accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may, at its option, redeem the 2029 Notes, in whole or in part, at any time (i) on or after June 15, 2026 and prior to June 15, 2027, at a price equal to 103.313% of the principal amount of the 2029 Notes, (ii) on or after June 15, 2027 and prior to June 15, 2028, at a price equal to 101.656% of the principal amount of the 2029 Notes and (iii) on or after June 15, 2028, at a price equal to 100.00% of the principal amount of the 2029 Notes, in each case, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time on or prior to June 15, 2026, the Company may, at its option, redeem up to 40% of the aggregate principal amount of the 2029 Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 106.625% of the principal amount of the 2029 Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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

Senior Notes—2030 Notes
On June 2, 2025, the Company issued $1.65 billion aggregate principal amount of its 7.00% Senior Notes due 2030 (the "2030 Notes"). The net proceeds were used to finance, in part, the H&E acquisition and to pay related fees and expenses. Interest on

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the 2030 Notes accrues at the rate of 7.00% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year. The 2030 Notes will mature on June 15, 2030.
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
Redemption
The Company may, at its option, redeem the 2030 Notes, in whole or in part, at any time prior to June 15, 2027, at a price equal to 100% of the aggregate principal amount of the 2030 Notes, plus the applicable make-whole premium and accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may, at its option, redeem the 2030 Notes, in whole or in part, at any time (i) on or after June 15, 2027 and prior to June 15, 2028, at a price equal to 103.500% of the principal amount of the 2030 Notes, (ii) on or after June 15, 2028 and prior to June 15, 2029, at a price equal to 101.750% of the principal amount of the 2030 Notes and (iii) on or after June 15, 2029, at a price equal to 100.000% of the principal amount of the 2030 Notes, in each case, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time on or prior to June 15, 2027, the Company may, at its option, redeem up to 40% of the aggregate principal amount of the 2030 Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 107.00% of the principal amount of the 2030 Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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

Senior Notes—2031 Notes
On December 16, 2025, the Company issued $600 million aggregate principal amount of its 5.75% Senior Notes due 2031 (the "2031 Notes"). The net proceeds, together with certain other borrowings by the Company, were used to redeem the 2027 Notes and to pay related fees and expenses. Interest on the 2031 Notes accrues at the rate of 5.75% per annum and will be payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2026. The 2031 Notes will mature on March 15, 2031.
Ranking; Guarantees
The 2031 Notes are the Company's senior unsecured obligations, ranking equally in right of payment with all of the Company's existing and future senior indebtedness, effectively junior to any of the Company's existing and future indebtedness, including the New ABL Credit Facility and Term Loan Facility (both as defined below), to the extent of the value of the assets securing such indebtedness, and senior in right of payment to any of the Company's existing and future subordinated indebtedness. The 2031 Notes are guaranteed on a senior unsecured basis, subject to limited exceptions including special purpose securitization subsidiaries, by the Company's current and future domestic subsidiaries.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redemption
The Company may, at its option, redeem the 2031 Notes, in whole or in part, at any time prior to March 15, 2028, at a price equal to 100% of the aggregate principal amount of the 2031 Notes, plus the applicable make-whole premium and accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may, at its option, redeem the 2031 Notes, in whole or in part, at any time (i) on or after March 15, 2028 and prior to March 15, 2029, at a price equal to 102.875% of the principal amount of the 2031 Notes, (ii) on or after March 15, 2029 and prior to March 15, 2030, at a price equal to 101.438% of the principal amount of the 2031 Notes and (iii) on or after March 15, 2030, at a price equal to 100.000% of the principal amount of the 2031 Notes, in each case, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time on or prior to March 15, 2028, the Company may, at its option, redeem up to 40% of the aggregate principal amount of the 2031 Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 105.750% of the principal amount of the 2031 Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
Covenants
The indenture governing the 2031 Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: indebtedness; restricted payments; liens; dispositions of proceeds from asset sales; transactions with affiliates; dividends and other payment restrictions affecting restricted subsidiaries; designations of unrestricted subsidiaries; and mergers, consolidations and sale of assets. Upon the occurrence of certain events constituting a change of control triggering event, the Company is required to make an offer to repurchase all of the 2031 Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date. If the Company sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the 2031 Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
Events of Default
The indenture also provides for customary events of default, including the following (subject to any applicable cure period): nonpayment, breach of covenants in the indenture, payment defaults under or acceleration of certain other indebtedness, failure to discharge certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs or is continuing, the trustee or the holders of at least 30% in aggregate principal amount of the 2031 Notes then outstanding may declare the principal of, premium, if any, and accrued and unpaid interest, if any, to be due and payable immediately.

Senior Notes—2033 Notes
On June 2, 2025, the Company issued $1.1 billion aggregate principal amount of its 7.25% Senior Notes due 2033 (the "2033 Notes"). The net proceeds were used to finance, in part, the H&E acquisition and to pay related fees and expenses. Interest on the 2033 Notes accrues at the rate of 7.25% per annum and is payable semi-annually in arrears on June 15 and December 15. The 2033 Notes will mature on June 15, 2033.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Senior Notes—2034 Notes
On December 16, 2025, the Company issued $600 million aggregate principal amount of its 6.00% Senior Notes due 2034 (the "2034 Notes" and, together with the 2029 Notes, 2030 Notes, 2031 Notes and 2033 Notes, the "Notes"). The net proceeds, together with certain other borrowings by the Company, were used to redeem the 2027 Notes and to pay related fees and expenses. Interest on the 2034 Notes accrues at the rate of 6.00% per annum and will be payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2026. The 2034 Notes will mature on March 15, 2034.
Ranking; Guarantees
The 2034 Notes are the Company's senior unsecured obligations, ranking equally in right of payment with all of the Company's existing and future senior indebtedness, effectively junior to any of the Company's existing and future indebtedness, including the New ABL Credit Facility and Term Loan Facility (both as defined below), to the extent of the value of the assets securing such indebtedness, and senior in right of payment to any of the Company's existing and future subordinated indebtedness. The 2034 Notes are guaranteed on a senior unsecured basis, subject to limited exceptions including special purpose securitization subsidiaries, by the Company's current and future domestic subsidiaries.
Redemption
The Company may, at its option, redeem the 2034 Notes, in whole or in part, at any time prior to March 15, 2029, at a price equal to 100% of the aggregate principal amount of the 2034 Notes, plus the applicable make-whole premium and accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may, at its option, redeem the 2034 Notes, in whole or in part, at any time (i) on or after March 15, 2029 and prior to March 15, 2030, at a price equal to 103.000% of the principal amount of the 2034 Notes, (ii) on or after March 15, 2030 and prior to March 15, 2031, at a price equal to 101.500% of the principal amount of the 2034 Notes and (iii) on or after March 15, 2031, at a price equal to 100.000% of the principal amount of the 2034 Notes, in each case, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time on or prior to March 15, 2029, the Company may, at its option, redeem up to 40% of the aggregate principal amount of the 2034 Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 106.00% of the principal amount of the 2034 Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
Covenants
The indenture governing the 2034 Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: indebtedness; restricted payments; liens; dispositions of proceeds from asset sales; transactions with affiliates; dividends and other payment restrictions affecting restricted subsidiaries; designations of unrestricted subsidiaries; and mergers, consolidations and sale of assets. Upon the occurrence of certain events constituting a change of control triggering event, the Company is required to make an offer to repurchase all of the 2034 Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date. If

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the 2034 Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
Events of Default
The indenture also provides for customary events of default, including the following (subject to any applicable cure period): nonpayment, breach of covenants in the indenture, payment defaults under or acceleration of certain other indebtedness, failure to discharge certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs or is continuing, the trustee or the holders of at least 30% in aggregate principal amount of the 2034 Notes then outstanding may declare the principal of, premium, if any, and accrued and unpaid interest, if any, to be due and payable immediately.

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

Prior ABL Credit Facility
The Company's Prior ABL Credit Facility, executed by Herc Holdings, Herc and certain other subsidiaries of Herc Holdings, provided a senior secured asset-based revolving credit facility with aggregate maximum borrowings of up to $3.5 billion (subject to availability under a borrowing base) that had a maturity date of July 5, 2027. Up to $250 million of the revolving loan facility was available for the issuance of letters of credit, subject to certain conditions including issuing lender participation. As discussed above, the Company used borrowings under the New ABL Credit Facility to repay all amounts outstanding under the Prior ABL Credit Facility on June 2, 2025.

Term Loan Facility
On June 2, 2025, the Company and certain other subsidiaries of the Company entered into a credit agreement (the "Term Loan Credit Agreement") with respect to a senior secured term loan facility (the "Term Loan Facility") of $750 million. Effective as of December 10, 2025, the Company entered into an amendment to the Term Loan Credit Agreement that reduced the interest rate margins while the total loans outstanding of $750 million remained unchanged.
The Company and each existing and future direct or indirect U.S. subsidiary of the Company (the “Guarantors”) provide unconditional guarantees of the obligations of the Company with certain exceptions, including special purpose securitization subsidiaries. In addition, the obligations of the Company under the Term Loan Facility and the guarantees of the Guarantors are secured by first priority security interests in substantially all of the tangible and intangible assets of the Company and the Guarantors, including pledges of all stock or other equity interests in direct subsidiaries owned by the Company and the Guarantors (but only up to 65% of the voting stock of each direct foreign subsidiary owned by the Company or any Guarantor). The security interests under the Term Loan Facility rank pari passu with the security interests granted pursuant to the New ABL Credit Facility. The security interests and pledges are subject to certain exceptions.
The principal obligations under the Term Loan Facility are to be repaid in quarterly installments, beginning with the quarter ended March 15, 2026, in an aggregate amount equal to 1.00% per annum, with the balance due at the maturity of the Term Loan Facility. The Term Loan Facility matures on June 2, 2032. Amounts drawn under the Term Loan Facility bear annual interest at either the Term SOFR rate plus a margin of 1.75% or at a base rate (equal to the highest of Wells Fargo Bank, National Association’s prime rate, the federal funds rate plus 0.5%, or one month Term SOFR plus 1.0%) plus a margin of 0.75%.
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

Accounts Receivable Securitization Facility
The accounts receivable securitization facility (the "AR Facility") was amended in August 2025 to extend the maturity date to August 31, 2026 and in December 2025 aggregate commitments were increased from $400 million to $475 million. In connection with the AR Facility, Herc sells its accounts receivables on an ongoing basis to Herc Receivables U.S. LLC, a wholly-owned special-purpose entity (the "SPE"). The SPE's sole business consists of the purchase by the SPE of accounts

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

receivable from Herc and borrowing by the SPE against the eligible accounts receivable from the lenders under the facility. The borrowings are secured by liens on the accounts receivable and other assets of the SPE. Collections on the accounts receivable are used to service the borrowings. The SPE is a separate legal entity that is consolidated in the Company's financial statements. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Herc is the servicer of the accounts receivable under the AR Facility. All of the obligations of the servicer and certain indemnification obligations of the SPE under the agreements governing the AR Facility are guaranteed by Herc pursuant to a performance guarantee. The AR Facility is excluded from current maturities of long-term debt as the Company has the intent and ability to fund the AR Facility's borrowings on a long-term basis either by further extending the maturity date of the AR Facility or by utilizing the capacity available at the balance sheet date under the New ABL Credit Facility.

The agreements governing the AR Facility contain restrictions and covenants which include limitations applicable to Herc and the SPE on the creation of certain liens, and restrictions and covenants which include limitations applicable to the SPE on the making of certain restricted payments, and limitations applicable to Herc and the SPE with respect to certain corporate acts such as mergers, consolidations and the sale of substantially all assets, with certain exceptions. The Company was in compliance with all such covenants as of December 31, 2025.

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

Borrowing Capacity and Availability
After outstanding borrowings, the following was available to the Company under the New ABL Credit Facility and AR Facility as of December 31, 2025 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
New ABL Credit Facility	$1,900	$1,880
AR Facility	—	—
Total	$1,900	$1,880

Letters of Credit
As of December 31, 2025, $53 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The New ABL Credit Facility had $197 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Weighted Average Effective Interest Rate at December 31, 2025	Maturity	December 31, 2025	December 31, 2024
Financing obligations	5.52%	2026-2038	$103	$107
Unamortized financing issuance costs			(2)	(2)
Total financing obligations			101	105
Less: Current maturities of financing obligations			(6)	(4)
Financing obligations, net			$95	$101

As of December 31, 2025, future minimum financing payments for the agreements referred to above are as follows (in millions):

2026	$10
2027	10
2028	9
2029	9
2030	9
Thereafter	64
Total minimum financing obligations payments	111
Obligations subject to non-cash gain on future sale of property	35
Less amount representing interest (at a weighted-average interest rate of 5.52%)	(43)
Total financing obligations	$103

Note 13—Employee Retirement Benefits

401(k) Savings Plan and Other Defined Contribution Plan

On July 1, 2016, the Company established the Herc Holdings Savings Plan covering all of its U.S. employees. Contributions to the plans are made by both the employee and the Company. Company contributions to these plans are based on the level of employee contributions and formulas determined by the Company. Expenses for the defined contribution plans for the years ended December 31, 2025, 2024 and 2023 were approximately $28 million, $23 million and $20 million, respectively.

Defined Benefit Pension and Postretirement Plans

The Company sponsors the Herc Holdings Retirement Plan (the "Plan"), a U.S. qualified pension plan. The Plan has been frozen to new participants since it was established in July 2016.

Postretirement benefits, other than pensions, provide healthcare benefits, and in some instances, life insurance benefits for certain eligible retired employees in the U.S. Post retirement benefits are not material for the periods presented.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

comprehensive income (loss) is adjusted as these amounts are later recognized in the statement of operations as components of net periodic benefit cost.

The Company’s policy for funded plans is to contribute, at a minimum, amounts required by applicable laws, regulations and union agreements. The Plan represents approximately 99% of the Company's defined benefit plan obligations and 100% of its plan assets. The Company made cash contributions to the Plan of $2 million for 2025 and $4 million for both 2024 and 2023. The level of future contributions will vary and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

Additionally, pursuant to various collective bargaining agreements, certain union-represented employees participate in multiemployer pension plans.
The following table provides a reconciliation of benefit obligations and plan assets of the Company’s pension plans (in millions):

	Pension
	2025	2024
Change in Projected Benefit Obligations
Benefit obligations at beginning of year	$133	$137
Interest cost	7	7
Plan settlements	(8)	(7)
Actuarial (gain) loss	1	(4)
Benefit obligations at end of year	$133	$133

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$118	$119
Actual return on plan assets	13	2
Employer contribution	2	4
Plan settlements	(8)	(7)
Fair value of plan assets at end of year	$125	$118

Funded Status	$(8)	$(15)

Accumulated benefit obligations	$133	$133

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension
	2025	2024
Amounts Recognized in Balance Sheet
Other long-term liabilities	$(8)	$(15)
Net amount recognized	$(8)	$(15)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial (loss) gain	$(10)	$(18)
Net amount recognized	$(10)	$(18)

Weighted‑Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	5.1%	5.5%
Average rate of increase in compensation	—%	—%
Interest credit rate	3.8%	3.8%
Initial healthcare cost trend rate	N/A	N/A
Ultimate healthcare cost trend rate	N/A	N/A

The benefit obligations and fair value of plan assets for the Company’s qualified and non-qualified pension plans with projected benefit obligations or accumulated benefit obligations in excess of plan assets are as follows (in millions):

	Pension
	2025	2024
Plans with Benefit Obligations in Excess of Plan Assets
Projected benefit obligations	$133	$133
Accumulated benefit obligations	133	133
Fair value of plan assets	125	118

The following table sets forth the net periodic pension cost (benefit) (in millions):

	Years Ended December 31,
	2025	2024	2023
Components of Net Periodic Pension Cost (Benefit)
Interest cost	$7	$7	$7
Expected return on plan assets	(6)	(6)	(3)
Net amortization of actuarial net loss	—	1	1
Settlement loss	1	1	—
Net periodic pension cost	$2	$3	$5

Weighted‑Average Assumptions Used to Determine Net Periodic Pension Cost (Benefit)
Discount rate	5.5%	5.1%	5.4%
Expected return on assets	6.2%	6.3%	6.0%
Average rate of increase in compensation	—%	—%	—%
Interest credit rate	3.8%	3.8%	3.8%

The net periodic postretirement cost was immaterial in 2025, 2024 and 2023.

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

There was no average rate of increase in compensation for 2025, 2024 or 2023 as there are no longer any employees in the Plan accruing benefits.

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

The fair value measurements of most plan assets are based upon significant other observable inputs (Level 2), except for the high yield mutual fund and cash which are based upon quoted market prices in active markets for identical assets (Level 1). The following represents the Company's pension plan assets (in millions):

Asset Category	December 31, 2025	December 31, 2024
Cash	$7	$7
Equity Securities:
U.S. Large Cap	20	17
U.S. Mid Cap	1	1
International Developed	7	6
International Emerging Markets	3	3
Fixed Income Securities:
U.S. Treasuries	41	40
Corporate Bonds	18	17
Government Bonds	—	1
Mortgage-Backed Securities	10	8
Asset-Backed Securities	1	1
Other	17	17
Total fair value of pension plan assets	$125	$118

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Future Benefit Payments

The following table presents estimated future benefit payments (in millions):

Pension
2026	$10
2027	12
2028	12
2029	13
2030	13
2031-2035	69
$129

Note 14—Stock-Based Compensation

On May 17, 2018, the Herc Holdings Inc. 2018 Omnibus Incentive Plan (the "2018 Omnibus Plan") was approved and provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted awards (shares and units) and deferred stock units to key executives, employees, non-management directors and non-employee consultants. The total number of common shares authorized for issuance under the 2018 Omnibus Plan is 2,200,000, of which approximately 979,000 remains available as of December 31, 2025 for future incentive awards.

Stock-based compensation awards are measured on their grant date using a fair value method and are recognized in the statement of operations over the requisite service period. The Company's stock-based compensation expense is included in “Selling, general and administrative” expense in the Company's consolidated statements of operations.

The following table summarizes the expenses and associated income tax benefits recognized (in millions):

	Years Ended December 31,
	2025	2024	2023
Compensation expense	$34	$17	$18
Income tax benefit	(9)	(4)	(5)
Total	$25	$13	$13

As of December 31, 2025, there was $26 million of total unrecognized compensation cost related to non-vested restricted stock units ("RSUs") and performance stock units ("PSUs"), no stock options were outstanding during 2025. The total unrecognized compensation cost is expected to be recognized over the remaining 1.3 years, on a weighted average basis, of the requisite service period that began on the grant dates.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the PSU activity is presented below.

	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	174,073	$154.89
Granted	71,408	191.71
Vested	(38,629)	164.27
Forfeited	(12,356)	165.00
Nonvested at December 31, 2025	194,496	$165.90

The weighted average per share grant-date fair values of PSUs granted during 2025, 2024 and 2023 were $191.71, $148.01 and $155.80, respectively. The total fair value of PSUs that vested during 2025, 2024 and 2023 were $6 million, $12 million and $13 million, respectively.

Almost all PSUs granted in 2025, 2024 and 2023 include vesting conditions based on the achievement of the Company's return on invested capital ("ROIC") and average rental adjusted EBITDA performance measured over a three-year period starting from the year of grant.

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

A summary of the RSU activity is presented below.

	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	224,381	$137.10
Granted	173,631	153.58
Vested	(115,087)	144.49
Forfeited	(12,607)	142.58
Nonvested at December 31, 2025	270,318	$144.26

The weighted average per share grant date fair values of RSUs granted during 2025, 2024 and 2023 were $153.58, $152.88 and $150.58, respectively. The total fair value of RSUs that vested during 2025, 2024 and 2023 was $17 million, $10 million and $9 million, respectively.

Note 15—Income Taxes

The components of income before income taxes for the periods were as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Domestic	$(8)	$302	$443
Foreign	9	(11)	4
Income before income taxes	$1	$291	$447

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes consists of the following (in millions):

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$2	$8	$—
Foreign	(1)	4	4
State and local	8	9	7
Total current	9	21	11
Deferred:
Federal	(3)	63	86
Foreign	3	(6)	(1)
State and local	(9)	2	4
Total deferred	(9)	59	89
Total income tax provision	$—	$80	$100

The principal items of the U.S. and foreign net deferred tax assets (liabilities) are as follows (in millions):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Employee benefit plans	$2	$4
Tax credit carryforwards	33	5
Right-of-use assets	372	230
Deferred interest	78	80
Accrued expenses	65	59
Net operating loss carryforwards	81	42
Total deferred tax assets	631	420
Less: valuation allowance	(13)	(5)
Total net deferred tax assets	618	415
Deferred tax liabilities:
Lease liabilities	(361)	(218)
Prepaid expenses	(3)	(4)
Depreciation on tangible assets	(1,350)	(913)
Intangible assets	(350)	(80)
Total deferred tax liabilities	(2,064)	(1,215)
Net deferred tax liability	$(1,446)	$(800)

Management also records deferred tax assets for unutilized net operating loss carryforwards in various tax jurisdictions. As of December 31, 2025, a deferred tax asset of $51 million was recorded for unutilized federal net operating loss carryforwards ("NOL carryforwards"). The total federal NOL carryforwards are $253 million and have an indefinite carryforward period. State NOL carryforwards have generated a deferred tax asset of $27 million and expire over various years beginning in 2026. Foreign NOL carryforwards have generated a deferred tax asset of $2 million and expire beginning in 2046.

As of December 31, 2025, deferred tax assets of $33 million were recorded for federal and various state tax credit carryforwards and expire in various years beginning in 2031.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In determining the valuation allowance, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with Topic 740. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. Based on the assessment, as of December 31, 2025, total valuation allowances of $13 million were recorded against deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not the remaining deferred tax assets of $618 million will be realized and as such no valuation allowance has been provided on these assets.

The income tax in the accompanying consolidated statements of operations differs from the income tax calculated by applying the statutory federal income tax rate to income before income taxes due to the following (in millions):

	Years Ended December 31,
	2025		2024		2023
	Amount	%(c)	Amount	%	Amount	%
U.S. federal statutory tax rate	$—	21%	$61	21%	$94	21%
State tax, net of federal income tax(a)	(4)	(305)%	9	3%	10	2%
Foreign tax effects
Canada	—	—%	—	—%	1	—%
Tax credits
Energy related credits	(15)	(1,217)%	(5)	(2)%	(3)	(1)%
Research and development credits	(1)	(48)%	(1)	—%	(2)	—%
Nontaxable or nondeductible items
Goodwill(b)	—	—%	14	5%	—	—%
Nondeductible compensation	2	136%	3	1%	9	2%
Transaction expenses	18	1358%	—	—%	—	—%
Meals and entertainment	1	104%	1	—%	1	—%
Windfall (shortfall)	(1)	(56)%	(2)	(1)%	(11)	(2)%
Other adjustments	—	—%	—	—%	1	—%
Effective tax rate	$—	—%	$80	27%	$100	22%
(a) State taxes in Arizona, California, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas make up the majority (greater than 50%) of the tax effect in this category for 2025, 2024, and 2023.
(b) Relates to non-deductible goodwill impairment on Cinelease assets held for sale.
(c) The 2025 effective tax rate does not recalculate as presented due to financial statement rounding.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income taxes paid (net of refunds received) for the periods were as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Federal	$7	$—	$14
State
California	3	2	—
Florida	1	3	3
Georgia	—	1	1
Illinois	—	1	1
Massachusetts	—	1	—
New Jersey	—	—	1
New York	—	—	1
Oregon	1	—	—
Pennsylvania	1	—	—
Texas	1	1	—
All Other	5	1	5
Total State	12	10	12
Foreign
Canada	5	2	4
Total income taxes paid	$24	$12	$30

As a result of the Tax Cuts and Jobs Act of 2017, previously undistributed earnings from foreign subsidiaries are deemed to have been repatriated as of December 31, 2017 for federal income tax purposes. Beginning in 2018, companies are generally able to repatriate earnings from foreign subsidiaries with no U.S. federal income tax impact. As of December 31, 2025, the Company continues to assert that earnings from foreign operations are not permanently invested. The Company, as a matter of policy, looks to repatriate foreign earnings in a tax efficient manner. Many foreign jurisdictions impose taxes on distributions to other jurisdictions. Due to the variations and complexities of these laws, the Company believes it would be impractical to calculate and accrue these taxes beyond the normal earnings and profits standard for U.S. tax purposes.

As of December 31, 2025, the Company is maintaining the assertion that future earnings associated with the potential stock sale or liquidation of foreign subsidiaries are permanently reinvested. Accordingly, the Company has not recorded any deferred tax liabilities associated with these book-to-tax differences. The Company has analyzed the potential tax liability associated with these differences to be approximately $73 million.

The total cumulative amount of unrecognized tax benefits is $17 million and $15 million as of December 31, 2025 and 2024, respectively.

The Company files one or more income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities and open tax years span from 2014 to 2024. The Company is currently under audit for the 2014 through 2016 income tax years. Several U.S. state and non-U.S. jurisdictions are under audit. The IRS completed its audit of the Company's 2016 consolidated income tax return, in which Herc was included, and had no changes to the previously filed tax return. The Company is under audit for 2025 as part of the IRS Compliance Assurance Program. The Company does not expect any material assessments resulting from these audits.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The Company has evaluated the impact of Pillar 2 on its effective tax rate, its

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated results of operation, financial position, and cash flows and have determined there is no impact to the Company in 2025.

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

Note 16—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) are presented in the tables below (in millions):

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$(19)	$(123)	$(142)
Other comprehensive income before reclassification	6	15	21
Amounts reclassified from accumulated other comprehensive income	1	—	1
Net current period other comprehensive income	7	15	22
Balance at December 31, 2025	$(12)	$(108)	$(120)

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(20)	$(98)	$(118)
Other comprehensive loss before reclassification	—	(25)	(25)
Amounts reclassified from accumulated other comprehensive loss	1	—	1
Net current period other comprehensive income (loss)	1	(25)	(24)
Balance at December 31, 2024	$(19)	$(123)	$(142)

Amounts reclassified from accumulated other comprehensive income (loss) to net income were as follows (in millions):

	Years Ended December 31,
Pension and other postretirement benefit plans	2025	2024	2023	Statement of Operations Caption
Amortization of actuarial losses	$—	$1	$1	Selling, general and administrative
Settlement loss	1	1	—	Selling, general and administrative
Total	1	2	1
Tax provision	—	(1)	—	Income tax provision
Total reclassifications for the period	$1	$1	$1

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cash Equivalents
Cash equivalents primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company measures the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had $14 million and $27 million in cash equivalents at December 31, 2025 and 2024, respectively.

Debt Obligations
The fair values of the Company's New ABL Credit Facility, Prior ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of December 31, 2025 and 2024. The fair value of the Company's Notes and Term Loan Facility are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	December 31, 2025		December 31, 2024
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2027 Notes	$—	$—	$1,200	$1,182
2029 Notes	800	829	800	809
2030 Notes	1,650	1,736	—	—
2031 Notes	600	609	—	—
2033 Notes	1,100	1,169	—	—
2034 Notes	600	608	—	—
Term Loan Facility	750	751	—	—
Total Notes and Term Loan	$5,500	$5,702	$2,000	$1,991

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cinelease Earnout Receivable
The Company made an accounting policy election to record the earnout receivable related to the Cinelease divestiture at fair value at inception, and it is categorized as Level 3 within the fair value hierarchy. In addition, any subsequent fair value adjustments to the earnout receivable will be recorded within operating income in the Company's consolidated statement of operations.

The earnout receivable of $32 million is recorded within other long-term assets in the Company's consolidated balance sheet as of December 31, 2025, no adjustments to the fair value were made during the year ending December 31, 2025. The earnout is based on eligible Cinelease revenue reported during 2027 and 2028 that will primarily be paid in 2028 and 2029, with deferrals available into 2031 if certain earnout thresholds are met. The earnout receivable has been recorded at fair value using a probability-weighted discounted cash flow model. This model incorporated the contractual terms regarding timing of payment and the significant unobservable inputs of revenue forecasts for Cinelease, the discount rate, and the probability outcome percentage assigned to each scenario. The estimated fair value is based upon assumptions believed to be reasonable but which are uncertain and involve significant judgment by management. Favorable or unfavorable changes in expectations of achieving the performance metrics would result in corresponding increases or decreases in the fair value measurement, while increases or decreases in the discount rate would have inverse impacts on the fair value measurement.

Note 19—Equity and Earnings (Loss) Per Share

Equity
On June 2, 2025, the Company completed the acquisition of H&E, and as a result, approximately 4.7 million shares of common stock were issued valued at $584 million as part of the cash and stock offer price as described in Note 6, "Business Combinations." The fair value of the shares issued were based on the closing stock price of the Company's common shares on May 30, 2025, the last trading day preceding the close of the acquisition.

Earnings (Loss) Per Share
Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data).

	Years Ended December 31,
	2025	2024	2023
Basic and diluted earnings per share:
Numerator:
Net income, basic and diluted	$1	$211	$347
Denominator:
Basic weighted average common shares	31.3	28.4	28.5
Stock options, RSUs and PSUs	0.1	0.1	0.2
Weighted average shares used to calculate diluted earnings per share	31.4	28.5	28.7
Earnings per share:
Basic	$0.03	$7.43	$12.18
Diluted	$0.03	$7.40	$12.09
Antidilutive stock options, RSUs and PSUs	0.1	—	0.1

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 21—Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company's CODM has been identified as its Chief Executive Officer ("CEO").

The Company considered guidance in ASC Topic 280, Segment Reporting, and used the management approach in determining its reportable segment. The Company has determined that it has one operating segment and reportable segment: equipment rental.

The equipment rental segment derives revenues from customers by renting equipment from the Company's fleet, which includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction, lighting, trench shoring equipment as well as its ProSolutions products and ProContractor tools. The Company’s broad portfolio of equipment for rent is fungible and can be deployed throughout the geographies where the Company does business.

Performance and resource allocation, particularly the amount and timing of new equipment purchases, are evaluated by the CODM using net income. Net income is also used when determining other capital allocation priorities such as completing acquisitions, paying dividends or repurchasing Company shares. Net income from the equipment rental segment is reported on the consolidated statement of operations as net income. Additionally, the measures of segment assets are reported on the consolidated balance sheet as total assets and rental equipment, net, which is further disclosed in Note 4, "Rental Equipment."

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company generates substantially all of its equipment rental revenue in North America. For each of the last three fiscal years, revenues from external customers attributed to the U.S. and all foreign countries (primarily Canada) in total are set forth below:

	Years Ended December 31,
	2025	2024	2023
United States	$4,130	$3,314	$3,019
International	246	254	263
Total revenue	$4,376	$3,568	$3,282

Geographic information for long-lived assets, which consist primarily of rental equipment and property and equipment, was as follows (in millions):

	December 31, 2025	December 31, 2024
Total assets
United States	$13,273	$7,375
International	503	502
Total	$13,776	$7,877
Rental equipment, net
United States	$5,586	$3,962
International	294	263
Total	$5,880	$4,225
Property and equipment, net
United States	$834	$525
International	34	29
Total	$868	$554

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

HERC HOLDINGS INC. AND SUBSIDIARIES

(In millions)

	Beginning Balance	Provisions	Translation Adjustments	Deductions	Ending Balance
Receivables allowances:
Year to date December 31, 2025	$22	$88	$—	$(79)	$31
Year to date December 31, 2024	20	70	—	(68)	22
Year to date December 31, 2023	18	65	—	(63)	20

Tax valuation allowances:
Year to date December 31, 2025	$5	$9	$—	$(1)	$13
Year to date December 31, 2024	2	3	—	—	5
Year to date December 31, 2023	4	1	—	(3)	2

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our senior management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

HERC HOLDINGS INC. AND SUBSIDIARIES
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our executive officers is included in Part I under the caption "Executive Officers of the Registrant."
Our Insider Trading Policy establishes the policies and procedures governing the purchase, sale, and/or other disposition of our securities, including derivative securities, by directors, officers, and employees. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable listing standards. A copy of the Company's Insider Trading Policy was filed as Exhibit 19.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	464,814	$—	979,415
Equity compensation plans not approved by security holders	—	—	—
Total	464,814		979,415
(1)    The Company has no outstanding stock options as of December 31, 2025. The remaining securities under this plan as of December 31, 2025 are restricted stock units and performance stock units, which have no exercise price.
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed as part of this Report

(1) Consolidated financial statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Herc Holdings Inc. and Subsidiaries Consolidated Balance Sheets at December 31, 2025 and 2024
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023
Herc Holdings Inc. and Subsidiaries Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements

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

2.2
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

4.2
Indenture (including the forms of Notes), dated as of June 2, 2025, among Herc Holdings Escrow, Inc., Herc Holdings Inc., the subsidiary guarantors party thereto, and Truist Bank. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on June 2, 2025.)

4.3
Indenture (including the form of notes), dated as of December 16, 2025, among Herc Holdings Inc., the subsidiary guarantors party thereto, and Truist Bank. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on December 16, 2025.)

4.4	Description of Securities of Registrant. (Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Herc Holdings (File No. 001-33139) as filed on February 27, 2020).

HERC HOLDINGS INC. AND SUBSIDIARIES

10.1
Credit Agreement, dated as of June 2, 2025, among Herc Holdings Inc., certain subsidiaries of Herc Holdings Inc., Wells Fargo Bank, National Association as administrative agent, Wells Fargo Securities, LLC as lead arranger and lead bookrunner, Crédit Agricole Corporate and Investment Bank, JPMorgan Chase Bank, N.A., BMO Capital Markets Corp., Capital One, National Association, MUFG Bank, Ltd., ING Capital LLC, PNC Capital Markets LLC, TD Securities (USA) LLC, Goldman Sachs Bank USA, Regions Capital Markets, and Truist Securities, Inc. as joint lead arrangers and joint bookrunners and the other financial institutions party thereto from time to time. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on June 2, 2025.)

10.1.1
Amendment No. 1 to Credit Agreement, dated as of December 10, 2025, by and among Herc Holdings Inc., the other Loan Parties party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on December 16, 2025.)

10.2
U.S. Guarantee and Collateral Agreement, dated as of June 2, 2025, made by Herc Holdings Inc. and certain subsidiaries from time to time in favor of Wells Fargo Bank, National Association as agent. (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on June 2, 2025.)

10.3
Canadian Guarantee and Collateral Agreement, dated as of June 2, 2025, made by Matthews Equipment Limited and certain subsidiaries from time to time in favor of Wells Fargo Bank, National Association as agent. (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on June 2, 2025.)

10.4
Amended and Restated Credit Agreement, dated as of June 2, 2025, among Herc Holdings Inc., Herc Rentals Inc., Matthews Equipment Limited, certain other subsidiaries of Herc Holdings Inc., JPMorgan Chase Bank, N.A. as agent, swingline lender and letter of credit issuer, Credit Agricole Corporate and Investment Bank, Wells Fargo Bank, National Association, as co-syndication agents and, together with MUFG Bank, Ltd., PNC Bank, National Association, Truist Bank, Capital One, National Association, ING Capital LLC and TD Bank, N.A., as joint lead arrangers and joint bookrunners and the other financial institutions party thereto from time to time. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on June 2, 2025.)

10.5
Amended and Restated U.S. Guarantee and Collateral Agreement, dated as of June 2, 2025, made by Herc Holdings Inc. and certain subsidiaries from time to time in favor of JPMorgan Chase Bank, N.A. as agent. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on June 2, 2025.)

10.6
Amended and Restated Canadian Guarantee and Collateral Agreement, dated as of June 2, 2025, made by Matthews Equipment Limited and certain subsidiaries from time to time in favour of JPMorgan Chase Bank, N.A. as agent. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on June 2, 2025.)

10.7
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

10.1
Intellectual Property Agreement, dated June 30, 2016, among The Hertz Corporation, Hertz System, Inc. and Herc Rentals Inc. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on July 6, 2016).

10.11[t]
Form of Change in Control Severance Agreement for Executive Officers and Certain Key Employees (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on December 3, 2020.

10.12
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

10.12.1
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

10.12.2
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

10.12.3
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

HERC HOLDINGS INC. AND SUBSIDIARIES

10.12.4
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

10.12.5
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

10.12.6
Amendment No. 6 to the Receivables Financing Agreement, dated as of August 29, 2025, among Herc Receivables U.S. LLC, and The Additional Canadian Borrower To The Extent Added As A Party Thereto, a co-borrowers, Herc Rentals Inc., individually and as initial servicer and a performance guarantor, the Lenders and Managing Agents, from time to time party thereto, and Credit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139), as filed on September 4, 2025).

10.12.7*
Amendment No. 7 to the Receivables Financing Agreement, dated as of December 1, 2025, among Herc Receivables U.S. LLC, and The Additional Canadian Borrower To The Extent Added As A Party Thereto, a co-borrowers, Herc Rentals Inc., individually and as initial servicer and a performance guarantor, the Lenders and Managing Agents, from time to time party thereto, and Credit Agricole Corporate and Investment Bank.

10.13
Purchase and Contribution Agreement, dated as of September 17, 2018, among Herc Rentals Inc., as a Seller and Collection Agent, Cinelease, Inc. as a Seller, and Herc Receivables U.S. LLC, as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Herc Holdings (File No. 001-33139) as filed on September 21, 2018).

10.13.1
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

10.13.2
Amendment No. 2 to Purchase and Contribution Agreement, dated as of August 29, 2025, among Herc Rentals Inc., as the Seller; Herc Receivables US LLC, as the Purchaser; and Herc Rentals Inc., as the Collection Agent. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Herc Holdings (File No. 001-33139) as filed on October 28, 2025).

10.14.1[t]
Offer Letter, dated as of May 18, 2015, by and between Herc Holdings and Lawrence H. Silber (Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 25, 2016).

10.14.2[t]
Offer Letter, dated as of August 13, 2014, by and between Herc Holdings and Christian J. Cunningham (Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 25, 2016).

10.14.3[t]
Offer Letter, dated August 18, 2017, by and between Herc Holdings and Tamir Peres (Incorporated by reference to Exhibit 10.1 to the Quarter Report on Form 10-Q of Herc Holdings Inc. (File No. 001-33139), as filed on August 1, 2019).

10.14.4[t]
Offer Letter, dated December 23, 2019, by and between Herc Holdings and Aaron Birnbaum. (Incorporated by reference to Exhibit 10.11.5 to the Annual Report on Form 10-K of Herc Holdings (File No. 001-33139) as filed on February 18, 2021).

10.14.5[t]
Offer Letter, dated as of March 7, 2023, by and between Herc Holdings and William Mark Humphrey. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Herc Holdings Inc. (File No. 001-33139), as filed on April 20, 2023).

10.15.1
Amended and Restated Herc Holdings Inc. Employee Stock Purchase Plan, effective May 17, 2018 (Incorporated by reference to Annex B to the Definitive Proxy Statement on Schedule 14A of Herc Holdings Inc. (File No. 001-33139), as filed on April 2, 2018).

10.15.2
Herc Holdings Inc. Employee Stock Purchase Plan International Sub-plan (as amended and restated, effective January 1, 2017). (Incorporated by reference to Exhibit 10.16.2 to the Annual Report on Form 10-K of Herc Holdings Inc. (File No. 001-33139), as filed on March 15, 2017).

10.16.1[t]
Herc Holdings Inc. 2018 Omnibus Incentive Plan, effective May 17, 2018 (Incorporated by reference to Annex A to the Definitive Proxy Statement on Schedule 14A of Herc Holdings Inc. (File No. 001-33139), as filed on April 2, 2018.)

10.16.2
First Amendment to the Herc Holdings Inc. 2018 Omnibus Incentive Plan, effective December 3, 2020. (Incorporated by reference to Exhibit 10.14.2 to the Annual Report on Form 10-K of Herc Holdings Inc. (File No. 001-33139), as filed on February 18, 2021).

10.16.3[t]
Form of Executive Officer Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.14.3 to the Annual Report on Form 10-K of Herc Holdings Inc. (File No. 001-33139), as filed on February 13, 2024).

10.16.4[t]*	Form of Executive Officer Performance Stock Unit Agreement.
10.16.5[t]
Form of Director Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.14.5 to the Annual Report on Form 10-K of Herc Holdings (File No. 001-33139 ), as filed on February 18, 2021).

10.17[t]
Herc Holdings Inc. Supplemental Income Savings Plan, effective as of June 30, 2016. (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Herc Holdings (File No. 001-33139) as filed on February 27, 2020).

HERC HOLDINGS INC. AND SUBSIDIARIES

10.18[t]
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

19.1
Herc Holdings Inc. Insider Trading Policy, dated December 5, 2024. (Incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K of Herc Holdings (File No. 001-33139), as filed on February 13, 2025).

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

HERC HOLDINGS INC. (Registrant)
	By:	/s/ MARK HUMPHREY
	Name:	Mark Humphrey
	Title:	Senior Vice President and Chief Financial Officer
Date:	February 17, 2026	(On behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 17, 2026:

Signature	Title

/s/ LAWRENCE H. SILBER	Chief Executive Officer and Director
Lawrence H. Silber	(Principal Executive Officer)

/s/ MARK HUMPHREY	Senior Vice President and Chief Financial Officer
Mark Humphrey	(Principal Financial Officer)

/s/ MARK A. SCHUMACHER	Vice President, Chief Accounting Officer
Mark A. Schumacher	(Principal Accounting Officer)

/s/ PATRICK D. CAMPBELL	Non-Executive Chairman of the Board
Patrick D. Campbell

/s/ JAMES H. BROWNING	Director
James H. Browning

/s/ SHARI L. BURGESS	Director
Shari L. Burgess

/s/ JOHN M. ENGQUIST	Director
John M. Enquist

/s/ JEAN K. HOLLEY	Director
Jean K. Holley

/s/ MICHAEL A. KELLY	Director
Michael A. Kelly

/s/ JOHN A. OLIN	Director
John A. Olin

/s/ RAKESH SACHDEV	Director
Rakesh Sachdev

/s/ PATRICK S. SHANNON	Director
Patrick S. Shannon