Form 10-Q
period 2026-03-31
HERC HOLDINGS INC
filed 2026-04-28
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2026, there were 33,393,051 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2026 (this "Report") includes "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved. You should not place undue reliance on the forward-looking statements.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 under Item 1A "Risk Factors," in Part II, Item 1A of this Report, and in our other filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise forward-looking statements that have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION
ITEM l.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$43	$52
Receivables, net of allowances of $31 and $31, respectively	760	769
Prepaid expenses	62	72
Other current assets	54	63
Total current assets	919	956
Rental equipment, net	5,737	5,880
Property and equipment, net	867	868
Right-of-use lease assets	1,509	1,489
Intangible assets, net	1,627	1,665
Goodwill	2,861	2,873
Other long-term assets	44	45
Total assets	$13,564	$13,776
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and financing obligations	$32	$32
Current maturities of operating lease liabilities	57	56
Accounts payable	218	337
Accrued liabilities	321	305
Total current liabilities	628	730
Long-term debt, net	7,958	8,021
Financing obligations, net	94	95
Operating lease liabilities	1,502	1,479
Deferred tax liabilities	1,426	1,446
Other long-term liabilities	58	57
Total liabilities	11,666	11,828
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 38.3 and 38.2 shares issued and 33.4 and 33.3 shares outstanding	—	—
Additional paid-in capital	2,449	2,448
Retained earnings	500	547
Accumulated other comprehensive loss	(124)	(120)
Treasury stock, at cost, 4.9 shares and 4.9 shares	(927)	(927)
Total equity	1,898	1,948
Total liabilities and equity	$13,564	$13,776

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Equipment rental	$981	$739
Sales of rental equipment	138	105
Sales of new equipment, parts and supplies	13	11
Service and other revenue	7	6
Total revenues	1,139	861
Expenses:
Direct operating	453	327
Depreciation of rental equipment	242	172
Cost of sales of rental equipment	109	76
Cost of sales of new equipment, parts and supplies	9	8
Selling, general and administrative	146	118
Transaction expenses	5	74
Non-rental depreciation and amortization	73	33
Interest expense, net	128	62
Other income, net	(3)	(1)
Total expenses	1,162	869
Loss before income taxes	(23)	(8)
Income tax provision	(1)	(10)
Net loss	$(24)	$(18)

Weighted average shares outstanding:
Basic	33.3	28.5
Diluted	33.3	28.5
Loss per share:
Basic	$(0.72)	$(0.63)
Diluted	$(0.72)	$(0.63)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2026	2025
Net loss	$(24)	$(18)
Other comprehensive loss:
Foreign currency translation adjustments	(4)	—
Total comprehensive loss	$(28)	$(18)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2025	33.3	$—	$2,448	$547	$(120)	$(927)	$1,948
Net loss	—	—	—	(24)	—	—	(24)
Other comprehensive loss	—	—	—	—	(4)	—	(4)
Stock-based compensation charges	—	—	6	—	—	—	6
Dividends declared, $0.70 per share	—	—	—	(23)	—	—	(23)
Net settlement on vesting of equity awards	0.1	—	(7)	—	—	—	(7)
Employee stock purchase plan	—	—	2	—	—	—	2
Balance at March 31, 2026	33.4	$—	$2,449	$500	$(124)	$(927)	$1,898

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2024	28.4	$—	$1,832	$633	$(142)	$(927)	1,396
Net loss	—	—	—	(18)	—	—	(18)
Stock-based compensation charges	—	—	6	—	—	—	6
Dividends declared, $0.70 per share	—	—	—	(20)	—	—	(20)
Net settlement on vesting of equity awards	0.1	—	(7)	—	—	—	(7)
Employee stock purchase plan	—	—	1	—	—	—	1
Balance at March 31, 2025	28.5	$—	$1,832	$595	$(142)	$(927)	$1,358
The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(24)	$(18)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of rental equipment	242	172
Depreciation of property and equipment	32	22
Amortization of intangible assets	41	11
Amortization of deferred debt and financing obligations costs	3	1
Stock-based compensation charges	6	6
Provision for receivables allowances	25	14
Deferred taxes	(19)	(29)
Gain on sale of rental equipment	(29)	(29)
Other	3	—
Changes in assets and liabilities, net of effects from acquisitions:
Receivables	(11)	20
Other assets	16	(20)
Accounts payable	(44)	(18)
Accrued liabilities and other long-term liabilities	36	39
Net cash provided by operating activities	277	171
Cash flows from investing activities:
Rental equipment expenditures	(272)	(187)
Proceeds from disposal of rental equipment	117	94
Non-rental capital expenditures	(41)	(33)
Proceeds from disposal of property and equipment	13	4
Acquisitions, net of cash acquired	—	(11)
Net cash used in investing activities	(183)	(133)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	571	520
Repayments on revolving lines of credit and securitization	(637)	(561)
Principal payments under finance lease and financing obligations	(8)	(5)
Dividends paid	(24)	(21)
Net settlement on vesting of equity awards	(7)	(7)
Proceeds from employee stock purchase plan	2	1
Net cash used in financing activities	(103)	(73)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net change in cash and cash equivalents during the period	(9)	(35)
Cash and cash equivalents at beginning of period	52	83
Cash and cash equivalents at end of period	$43	$48

Supplemental disclosure of cash flow information:
Cash paid for interest	$63	$66
Cash paid for income taxes, net	$—	$2
Supplemental disclosure of non-cash investing activity:
Non-rental capital expenditures in accounts payable	$—	$7
Disposal of rental equipment in accounts receivable	$11	$4
Supplemental disclosure of non-cash investing and financing activity:
Equipment acquired through finance lease	$10	$3

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Organization and Description of Business

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or "the Company") is one of the leading equipment rental suppliers with 609 locations in North America as of March 31, 2026. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 60 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent, services and technologies aimed at helping customers work more efficiently, effectively and safely. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

The Company's fleet includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction, and lighting equipment. The Company's equipment rental business is supported by ProSolutions, its industry-specific solutions-based services, which includes power generation, climate control, remediation and restoration, pumps, trench shoring and its ProContractor professional grade tools. The Company's ProControl by Herc Rentals™ digital platform combines a seamless e-commerce experience with integrated project and fleet management tools, leveraging telematics and real-time analytics to help customers optimize productivity across their operations.

Note 2—Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, however, these condensed consolidated financial statements do not include all of the disclosures required for complete annual financial statements and, accordingly, certain information, footnotes and disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 17, 2026.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Recently Issued Accounting Pronouncements and Disclosure Rules
Adopted
Improvements to Accounting for Internal-Use Software
In September 2025, the FASB issued Accounting Standards Update No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 250-40)" ("ASU 2025-06"), which is intended to modernize the accounting for internal-use software costs by removing the previous "development stage" model and introducing a model that aligns with current software development methods, such as the agile approach. Capitalization of eligible costs begins when management has authorized and committed to funding the software project, it is probable the project will be completed and the software will be used for the function intended. The Company early adopted this guidance prospectively on January 1, 2026 and it did not have an impact on its financial position, results of operations, or cash flows.

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

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing 94.9% of total revenue for the three months ended March 31, 2026, compared to 93.6% for the same period in 2025.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following summarizes the applicable accounting guidance for the Company’s revenues for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026			2025
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$884	$—	$884	$666	$—	$666
Other rental revenue:
Delivery and pick-up	—	62	62	—	48	48
Other	35	—	35	25	—	25
Total other rental revenues	35	62	97	25	48	73
Total equipment rental	919	62	981	691	48	739
Sales of rental equipment	—	138	138	—	105	105
Sales of new equipment, parts and supplies	—	13	13	—	11	11
Service and other revenues	—	7	7	—	6	6
Total revenues	$919	$220	$1,139	$691	$170	$861
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

	Three Months Ended March 31,
	2026	2025
Sales of rental equipment	$138	$105
Sales of new equipment	6	5
Sales of parts and supplies	7	6
Total	$151	$116

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
Under Topic 606, the accounts receivable balance, prior to allowances for credit losses, for the sale of rental equipment, new equipment, parts and supplies, was approximately $52 million and $41 million as of March 31, 2026 and December 31, 2025, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three months ended March 31, 2026 and 2025 that was included in the contract liability balance as of the beginning of each period.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Performance Obligations
Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three months ended March 31, 2026 and 2025 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2026.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	March 31, 2026	December 31, 2025
Rental equipment	$8,399	$8,407
Less: Accumulated depreciation	(2,662)	(2,527)
Rental equipment, net	$5,737	$5,880

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

The Company acquired all of the outstanding common stock of H&E in exchange for $78.75 in cash and 0.1287 shares of Company common stock on a per-H&E share basis. The total purchase price for the acquisition was $4.8 billion including cash payment of $2.9 billion and the issuance of approximately 4.7 million of the Company's common shares to H&E's shareholders, valued at $584 million. Additionally, the Company paid cash to extinguish $1.4 billion of outstanding H&E debt that was not assumed as part of the acquisition. The acquisition was funded by issuance of new debt consisting of $2.8 billion in senior unsecured notes, a $750 million term loan facility and $2.5 billion of borrowings on a new asset based revolving credit facility, of which approximately $1.6 billion was used to repay borrowings on the prior asset based revolving credit facility. Additional information on the financing associated and equity issued with the H&E acquisition is included in Note 11, "Debt" and Note 19,

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

"Equity and Earnings (Loss) Per Share" to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, respectively.

The following table summarizes the preliminary purchase price allocation of the assets acquired and liabilities assumed (in millions):

H&E
Cash	$5
Accounts receivable	187
Other current assets	22
Rental equipment	1,781
Property and equipment	288
Right-of-use lease assets	567
Customer relationships intangible	1,190
Total identifiable assets acquired	4,040
Current liabilities	173
Operating lease liabilities	567
Finance lease liabilities	7
Deferred tax liabilities	649
Net identifiable assets acquired	2,644
Goodwill	2,172
Net assets acquired	$4,816

The customer relationships intangible has an expected life of 10 years. The level of goodwill that resulted from the acquisition is primarily reflective of operational synergies the Company expects to achieve that are not associated with the identifiable assets, the value of H&E's assembled workforce and new customer relationships expected to arise from the acquisition. The goodwill is not expected to be deductible for income tax purposes.

The purchase price was allocated based on information available at the acquisition date and income taxes and goodwill are subject to change as the Company completes its analysis during the measurement period not to exceed one year as permitted under Topic 805. During the first quarter, management has continued to assess the opening balance sheet and recorded measurement period adjustments to various accounts, which resulted in a decrease to goodwill of $11 million. The adjustments were primarily related to the reversal of accrued liabilities.

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

Pro Forma Supplementary Data
The unaudited pro forma supplementary data presented in the table below (in millions) gives effect to the acquisition of H&E as if it had been included in the Company's condensed consolidated results for the entire period reflected. The unaudited pro forma supplementary data is provided for informational purposes only and is not indicative of the Company's results of operations had the acquisition been included for the period presented, nor is it indicative of the Company's future results.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Three Months Ended March 31, 2025
	Herc	H&E	Total
Historic/pro forma equipment rental revenue	$739	$274	$1,013
Historic/pro forma total revenues	861	319	1,180
Historic/combined pretax loss	(8)	(8)	(16)
Pro forma adjustments to consolidated pretax loss:
Impact of fair value adjustments/useful life changes on depreciation(a)		21	21
Intangible asset amortization(b)		(30)	(30)
Interest expense(c)		(63)	(63)
Elimination of historic interest(d)		16	16
Transaction expenses(e)		83	83
Pro forma pretax income			$11
(a) Depreciation of rental equipment was adjusted for the fair value at acquisition and changes in useful lives of equipment acquired.
(b) Intangible asset amortization was adjusted to include amortization of the acquired intangible asset.
(c) As discussed above, the Company funded the H&E acquisition with borrowings under various long-term debt instruments. Interest expense was adjusted to reflect interest on such borrowings.
(d) Historic interest on debt that is not part of the combined entity was eliminated.
(e) Transaction expenses associated with the H&E acquisition, whether incurred by the Company or the acquiree, were assumed to have been recognized prior to the earliest period presented and were excluded from the period presented.

Note 6—Goodwill and Intangible Assets

Goodwill
The following summarizes the Company's goodwill (in millions):

	March 31, 2026	December 31, 2025
Balance at the beginning of the period:
Goodwill, gross	$3,541	$1,334
Accumulated impairment losses	(668)	(664)
Goodwill	2,873	670

Additions	—	2,201
Adjustments(a)	(11)	—
Currency translation	(1)	2

Balance at the end of the period:
Goodwill, gross	3,528	3,541
Accumulated impairment losses	(667)	(668)
Goodwill	$2,861	$2,873
(a) Goodwill adjustments were due to measurement period adjustments for the H&E acquisition, see Note 5, "Business Combinations" for additional information.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Intangible Assets
Intangible assets, net, consisted of the following major classes (in millions):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$1,552	$(241)	$1,311
Non-compete agreements	19	(11)	8
Internally developed software(a)	56	(19)	37
Total	1,627	(271)	1,356
Indefinite-lived intangible assets:
Trade name	271	—	271
Total intangible assets, net	$1,898	$(271)	$1,627
(a) Includes capitalized costs of $23 million yet to be placed into service.

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$1,552	$(203)	$1,349
Non-compete agreements	19	(10)	9
Internally developed software(a)	53	(17)	36
Total	1,624	(230)	1,394
Indefinite-lived intangible assets:
Trade name	271	—	271
Total intangible assets, net	$1,895	$(230)	$1,665
(a) Includes capitalized costs of $21 million yet to be placed into service.

Amortization of intangible assets was $41 million and $11 million for the three months ended March 31, 2026 and 2025, respectively.

Note 7—Leases

The Company leases real estate, office equipment and service vehicles. The Company's leases have remaining lease terms of up to 21 years, some of which include options to extend the leases for up to 25 years. The Company determines the lease term used to record each lease by including the initial lease term and, in the case where there are options to extend, will include the option to extend if it has determined that it is reasonably certain that the Company would exercise those options.

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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The components of lease expense consist of the following (in millions):

		Three Months Ended March 31,
	Classification	2026	2025
Operating lease cost(a)	Direct operating	$54	$38
Finance lease costs:
Amortization of ROU assets	Depreciation and amortization	5	4
Interest on lease liabilities	Interest expense, net	1	1
Sublease income	Equipment rental revenue	(18)	(15)
Net lease cost		$42	$28
(a) Includes short-term leases of $11 million for the three months ended March 31, 2026 and 2025, and variable lease costs of $4 million and $2 million for the three months ended March 31, 2026 and 2025, respectively.

Note 8—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at March 31, 2026	Weighted Average Stated Interest Rate at March 31, 2026	Fixed or Floating Interest Rate	Maturity	March 31, 2026	December 31, 2025
Senior Notes
2029 Notes	6.91%	6.63%	Fixed	2029	$800	$800
2030 Notes	7.25%	7.00%	Fixed	2030	1,650	1,650
2031 Notes	5.94%	5.75%	Fixed	2031	600	600
2033 Notes	7.43%	7.25%	Fixed	2033	1,100	1,100
2034 Notes	6.14%	6.00%	Fixed	2034	600	600
Other Debt
ABL Credit Facility	N/A	5.03%	Floating	2030	1,981	2,047
Term Loan Facility	5.69%	5.43%	Floating	2032	748	750
AR Facility	N/A	4.52%	Floating	2026	475	475
Finance lease liabilities	4.58%	N/A	Fixed	2026-2044	84	81
Unamortized debt issuance costs and debt discount(a)					(53)	(56)
Total debt					7,985	8,047
Less: Current maturities of long-term debt					(27)	(26)
Total long-term debt, net					$7,958	$8,021
(a)    Unamortized debt issuance costs totaling $11 million and $12 million related to the ABL Credit Facility and AR Facility (as each is defined below) as of March 31, 2026 and December 31, 2025, respectively, are included in "Other long-term assets" in the condensed consolidated balance sheets.
The effective interest rates for the fixed rate 2029 Notes, 2030 Notes, 2031 Notes, 2033 Notes, and 2034 Notes (as each is defined below) includes the stated interest on the notes and the amortization of any debt issuance costs. The effective interest rate for the variable rate Term Loan Facility (as defined below) includes the stated interest on the loan and the amortization of the debt discount and debt issuance costs. The Company's debt instruments are described below, additional information is included in Note 11, "Debt" to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025.

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

Senior Notes—2031 Notes
On December 16, 2025, the Company issued $600 million aggregate principal amount of its 5.75% Senior Notes due 2031 (the "2031 Notes"). Interest on the 2031 Notes accrues at the rate of 5.75% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. The 2031 Notes will mature on March 15, 2031.

Senior Notes—2033 Notes
On June 2, 2025, the Company issued $1.1 billion aggregate principal amount of its 7.25% Senior Notes due 2033 (the "2033 Notes"). Interest on the 2033 Notes accrues at the rate of 7.25% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year. The 2033 Notes will mature on June 15, 2033.

Senior Notes—2034 Notes
On December 16, 2025, the Company issued $600 million aggregate principal amount of its 6.00% Senior Notes due 2034 (the "2034 Notes" and, together with the 2029 Notes, 2030 Notes, 2031 Notes and 2033 Notes, the "Notes"). Interest on the 2034 Notes accrues at the rate of 6.00% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. The 2034 Notes will mature on March 15, 2034.

ABL Credit Facility
On June 2, 2025, the Company and certain of its subsidiaries entered into a credit agreement with respect to a senior secured asset-based revolving credit facility (the "ABL Credit Facility"). The ABL Credit Facility provides for aggregate maximum borrowings of up to $4.0 billion (subject to availability under a borrowing base). Up to $250 million of the revolving loan facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation. Subject to the satisfaction of certain conditions and limitations, the ABL Credit Facility allows for the addition of incremental revolving commitments and/or incremental term loans. The ABL Credit Facility matures on June 2, 2030.

Term Loan Facility
On June 2, 2025, the Company and certain of its subsidiaries entered into a credit agreement with respect to a senior secured term loan facility (the "Term Loan Facility") of $750 million. The principal obligations under the Term Loan Facility are to be repaid in quarterly installments in an aggregate amount equal to 1.00% per annum, with the balance due at the maturity of the Term Loan Facility. The Term Loan Facility matures on June 2, 2032.

Accounts Receivable Securitization Facility
The accounts receivable securitization facility (the "AR Facility"), as amended, matures on August 31, 2026 and has aggregate commitments up to $475 million. In connection with the AR Facility, Herc sells its accounts receivables on an ongoing basis to Herc Receivables U.S. LLC, a wholly-owned special-purpose entity (the "SPE"). The SPE's sole business consists of the purchase by the SPE of accounts receivable from Herc and borrowing by the SPE against the eligible accounts receivable from the lenders under the facility. The borrowings are secured by liens on the accounts receivable and other assets of the SPE. Collections on the accounts receivable are used to service the borrowings. The SPE is a separate legal entity that is consolidated in the Company's financial statements. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Herc is the servicer of the accounts receivable under the AR Facility. All of the obligations of the servicer and certain indemnification obligations of the SPE under the agreements governing the AR Facility are guaranteed by Herc pursuant to a performance guarantee. The AR Facility is excluded from current maturities of long-term debt as the Company has the intent and ability to fund the AR Facility's borrowings on a long-term basis either by further extending the maturity date of the AR Facility or by utilizing the capacity available at the balance sheet date under the ABL Credit Facility.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Borrowing Capacity and Availability
After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of March 31, 2026 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,972	$1,906
AR Facility	—	—
Total	$1,972	$1,906

Letters of Credit
As of March 31, 2026, $47 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $203 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
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

	Weighted Average Effective Interest Rate at March 31, 2026	Maturities	March 31, 2026	December 31, 2025
Financing obligations	5.48%	2026-2038	$101	$103
Unamortized financing issuance costs			(2)	(2)
Total financing obligations			99	101
Less: Current maturities of financing obligations			(5)	(6)
Financing obligations, net			$94	$95

Note 10—Income Taxes

Income tax provision was $1 million for the three months ended March 31, 2026 compared to $10 million in the same period of 2025. The income tax provision in the current period was primarily driven by non-deductible expenses, tax credits, and foreign tax assessments.

Note 11—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the three months ended March 31, 2026 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$(12)	$(108)	$(120)
Other comprehensive loss	—	(4)	(4)
Balance at March 31, 2026	$(12)	$(112)	$(124)

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

Cash Equivalents
Cash equivalents primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company measures the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had $11 million in cash equivalents at March 31, 2026 and $14 million at December 31, 2025.

Debt Obligations
The fair values of the Company's ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of March 31, 2026 and December 31, 2025. The fair value of the Company's Notes and Term Loan Facility are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	March 31, 2026		December 31, 2025
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2029 Notes	$800	$810	$800	$829
2030 Notes	1,650	1,690	1,650	1,736
2031 Notes	600	590	600	609
2033 Notes	1,100	1,126	1,100	1,169
2034 Notes	600	580	600	608
Term Loan Facility	748	751	750	751
Total Notes and Term Loan	$5,498	$5,547	$5,500	$5,702

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

The earnout receivable of $32 million is recorded within other long-term assets in the Company's condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025, no adjustments to the fair value were made during the three months ended March 31, 2026. The earnout is based on eligible Cinelease revenue reported during 2027 and 2028 that will primarily be paid in 2028 and 2029, with deferrals available into 2031 if certain earnout thresholds are met. The earnout receivable has been recorded at fair value using a probability-weighted discounted cash flow model. This model incorporated the contractual terms regarding timing of payment and the significant unobservable inputs of revenue forecasts for Cinelease, the discount rate, and the probability outcome percentage assigned to each scenario. The estimated fair value is based upon assumptions believed to be reasonable but which are uncertain and involve significant judgment by management. Favorable or unfavorable changes in expectations of achieving the performance metrics would result in corresponding increases or decreases in the fair value measurement, while increases or decreases in the discount rate would have inverse impacts on the fair value measurement.

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

The following table sets forth the computation of basic and diluted loss per share (in millions, except per share data).

	Three Months Ended March 31,
	2026	2025
Basic and diluted loss per share:
Numerator:
Net loss, basic and diluted	$(24)	$(18)
Denominator:
Basic weighted average common shares	33.3	28.5
RSUs and PSUs	—	—
Weighted average shares used to calculate diluted loss per share	33.3	28.5
Loss per share:
Basic	$(0.72)	$(0.63)
Diluted	$(0.72)	$(0.63)
Antidilutive RSUs and PSUs	0.2	0.2

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

Note 16—Segment Information

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

The equipment rental segment derives revenues from customers by renting equipment from the Company's fleet, which includes aerial, earthmoving, material handling, trucks and trailers, air compressors, compaction, lighting as well as its ProSolutions products and ProContractor tools. The Company’s broad portfolio of equipment for rent is fungible and can be deployed throughout the geographies where the Company does business.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Recent Developments and Economic Conditions

Local markets continue to be impacted by the elevated interest rate environment and continued economic uncertainty. Our diversification across industries and project types has contributed to the resiliency of our business and we believe the operating environment continues to favor equipment rental companies of scale.

We actively monitor the impact of the dynamic macroeconomic environment and manage our business to adjust to such conditions, including the impact of inflation, potential tariffs, interest rate fluctuations or supply chain disruptions, including:
•Monitoring our exposure to inflationary pressures and passing on cost increases to customers where appropriate, although, some costs have less direct pass-through to customers, such as repairs and maintenance, and labor;
•Reevaluating our capital allocation strategy as necessary to address exposure to floating rate debt;
•Planning our equipment purchases and having various suppliers from which to source equipment.

Currently, we do not expect any direct impact of current macroeconomic conditions on our procurement costs in 2026, however, we cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted by these ongoing economic conditions. We believe we are well-positioned to operate effectively through the present environment.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025	Change	Change
Equipment rental	$981	$739	$242	33%
Sales of rental equipment	138	105	33	31
Sales of new equipment, parts and supplies	13	11	2	18
Service and other revenue	7	6	1	17
Total revenues	1,139	861	278	32
Direct operating	453	327	126	39
Depreciation of rental equipment	242	172	70	41
Cost of sales of rental equipment	109	76	33	43
Cost of sales of new equipment, parts and supplies	9	8	1	13
Selling, general and administrative	146	118	28	24
Transaction expenses	5	74	(69)	(93)
Non-rental depreciation and amortization	73	33	40	121
Interest expense, net	128	62	66	106
Other income, net	(3)	(1)	(2)	(200)
Loss before income taxes	(23)	(8)	(15)	(188)
Income tax provision	(1)	(10)	9	90
Net loss	$(24)	$(18)	$(6)	(33)%

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Equipment rental revenue increased $242 million, or 33%, during the first quarter of 2026 reflecting an increase in average OEC on rent, which includes the impact of the June 2025 acquisition of H&E. On a pro forma basis including the standalone, pre-acquisition results of H&E, equipment rental revenue decreased 3% year-over-year partially resulting from ongoing moderation in certain local markets where H&E's customer base was heavily concentrated.

Sales of rental equipment increased $33 million, or 31%, during the first quarter of 2026 when compared to the first quarter of 2025 as we increased the volume of sales as we continue to improve the equipment mix and utilization. The margin on sales of rental equipment was 21% in 2026 compared to 28% in 2025. The decrease in margin on sale of rental equipment in 2026 was due to the fair value markup of the acquisition fleet sold.

Direct operating expenses in the first quarter of 2026 increased $126 million, or 39%, when compared to the first quarter of 2025. Direct operating expenses were 46.2% of equipment rental revenue in 2026, compared to 44.2% in the prior-year period. The increase as a percent of rental revenue is primarily related to the impact of the H&E acquisition and related greenfields that take more time to mature. Specifically, maintenance expense increased $23 million as average fleet size has increased, facilities expense increased $21 million as we have added more locations through acquisitions and opening greenfield locations, delivery and fuel expenses increased $13 million and $9 million, respectively, due to increased volume of rentals.

Depreciation of rental equipment increased $70 million, or 41%, during the first quarter of 2026 when compared to the first quarter of 2025 due to an increase in average fleet size primarily as a result of the H&E acquisition. Non-rental depreciation and amortization increased $40 million, or 121%, primarily due to amortization of intangible assets related to the H&E acquisition and non-rental asset depreciation resulting from the growth of the business.

Selling, general and administrative expenses increased $28 million, or 24%, in the first quarter of 2026 when compared to the first quarter of 2025. Selling, general and administrative expenses were 14.9% and 16.0% of equipment rental revenue in 2026 compared to 2025, respectively, as a result of continued focus on improving operating leverage, including achievement of acquisition cost synergies, while expanding revenues.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense, net increased $66 million, or 106%, during the first quarter of 2026 when compared with the first quarter of 2025 due to the new debt issued to fund the H&E acquisition in June 2025.

Income tax provision was $1 million during the first quarter of 2026 compared to $10 million in the same period of 2025. The effective tax rate in the current period was primarily driven by certain non-deductible costs, tax credits and foreign tax assessments.
LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of liquidity include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, funding acquisitions, payment of dividends, and share repurchases. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of March 31, 2026, we had approximately $8.0 billion of total nominal indebtedness outstanding.

Our liquidity as of March 31, 2026 consisted of cash and cash equivalents of $43 million and unused commitments of approximately $1.9 billion under our ABL Credit Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations in combination with our ABL Credit Facility and AR Facility (together, the "Facilities") to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the Facilities or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, payment of dividends, and debt payments, if any, over the next twelve months.

Cash Flows
Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Three Months Ended March 31,
	2026	2025	$ Change
Cash provided by (used in):
Operating activities	$277	$171	$106
Investing activities	(183)	(133)	(50)
Financing activities	(103)	(73)	(30)
Effect of exchange rate changes	—	—	—
Net change in cash and cash equivalents	$(9)	$(35)	$26
Operating Activities
During the three months ended March 31, 2026, we generated $106 million more cash from operating activities compared with the same period in 2025. The increase was primarily related to increased collections on receivables and working capital due to the increase in revenues.

Investing Activities
Cash used in investing activities increased $50 million during the three months ended March 31, 2026 when compared with the prior-year period. Our primary use of cash in investing activities is for the acquisition of rental equipment and non-rental capital expenditures. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financing Activities
Financing cash flows decreased $30 million during the three months ended March 31, 2026 when compared with the prior-year period. Financing activities primarily represents our changes in debt, which included borrowings of $571 million on our revolving lines of credit and securitization which were used primarily to invest in rental equipment during the period. This was offset by repayments of $637 million through operations and sales of used equipment. Net repayments in the prior year period were $41 million.

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

	Three Months Ended March 31,
	2026	2025
Rental equipment expenditures	$272	$187
Disposals of rental equipment	(117)	(94)
Net rental equipment expenditures	$155	$93
Net capital expenditures for rental equipment increased $62 million during the three months ended March 31, 2026 compared to the same period in 2025. Rental equipment expenditures and disposals have increased in the current year to shift the mix of fleet, drive revenue synergies and improve utilization.
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

In connection with the AR Facility, we sell accounts receivable on an ongoing basis to a wholly-owned special-purpose entity (the "SPE"). The accounts receivable and other assets of the SPE are encumbered in favor of the lenders under our AR Facility. The SPE assets are owned by the SPE and are not available to settle the obligations of the Company or any of its other subsidiaries. Substantially all of the remaining assets of Herc and certain of its U.S. and Canadian subsidiaries are encumbered in favor of our lenders under our ABL Credit Facility. None of such assets are available to satisfy the claims of our general creditors. See Note 11, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2025, and Note 8, "Debt" included in Part I, Item 1 "Financial Statements" of this Report for more information.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of March 31, 2026, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$1,972	$1,906
AR Facility	—	—
Total	$1,972	$1,906

As of March 31, 2026, $47 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $203 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Covenants
Our ABL Credit Facility, our AR Facility, our Term Loan Facility and our Notes contain a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of our business, make capital expenditures, or engage in certain transactions with certain affiliates.

Under the terms of our ABL Credit Facility, our AR Facility, our Term Loan Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of March 31, 2026, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable.

At March 31, 2026, Herc Holdings' balance sheet was substantially identical to that of Herc, with the exception of the debt held by Herc Holdings (Notes, Term Loan Facility and ABL Credit Facility) and certain components of shareholders equity. For the three months ended March 31, 2026 and 2025, the statements of operations of Herc Holdings and Herc were identical with the exception of interest expense on the debt held at Herc Holdings that is not reflected in the statement of operations of Herc.

Additional information on the terms of our Notes, ABL Credit Facility, Term Loan Facility and AR Facility is included in Note 11, "Debt" to the notes to our consolidated financial statements included in Part II, Item 8 "Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2025. For a discussion of the risks associated with our indebtedness, see Part I, Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

Dividends
On February 4, 2026, we declared a quarterly dividend of $0.70 per share to record holders as of February 18, 2026, with payment date of March 4, 2026. The declaration of dividends on our common stock is discretionary and will be determined by our board of directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors. The amounts available to pay cash dividends are restricted by our debt agreements.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of March 31, 2026, there have been no material changes to our indemnification obligations as disclosed in Note 17, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2025. For further information, see the discussion on indemnification obligations included in Note 12, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

As of March 31, 2026, there has been no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 12, "Commitments and Contingencies" to the notes to our condensed consolidated financial statements in Part I, Item 1 "Financial Statements" of this Report.

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors from those previously disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, we announced a $1 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount and our repurchases may be subject to certain predetermined price/volume guidelines, set from time-to-time, by our board of directors. The timing and extent to which we repurchase shares will depend upon, among other things, strategic priorities, market conditions, share price, liquidity targets, contractual restrictions, regulatory requirements and other factors. Share repurchases may be commenced or suspended at any time or from time-to-time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the three months ended March 31, 2026. As of March 31, 2026, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $161 million.

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

Date:	April 28, 2026	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK HUMPHREY
Mark Humphrey Senior Vice President and Chief Financial Officer