Form 10-Q
period 2026-09-30
HERC HOLDINGS INC
filed 2026-10-27
CIK 1364479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2026, there were 33,463,396 shares of the registrant's common stock, $0.01 par value, outstanding.

HERC HOLDINGS INC. AND SUBSIDIARIES

HERC HOLDINGS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2026 (this "Report") includes "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified by the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "looks," and future or conditional verbs, such as "will," "should," "could" or "may," as well as variations of such words or similar expressions. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved. You should not place undue reliance on the forward-looking statements.

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

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$66	$52
Receivables, net of allowances of $28 and $31, respectively	929	769
Prepaid expenses	62	72
Other current assets	52	63
Total current assets	1,109	956
Rental equipment, net	6,190	5,880
Property and equipment, net	855	868
Right-of-use lease assets	1,444	1,489
Intangible assets, net	1,559	1,665
Goodwill	2,859	2,873
Other long-term assets	41	45
Total assets	$14,057	$13,776
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and financing obligations	$32	$32
Current maturities of operating lease liabilities	59	56
Accounts payable	556	337
Accrued liabilities	384	305
Total current liabilities	1,031	730
Long-term debt, net	8,004	8,021
Financing obligations, net	92	95
Operating lease liabilities	1,443	1,479
Deferred tax liabilities	1,449	1,446
Other long-term liabilities	54	57
Total liabilities	12,073	11,828
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value, 13.3 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 133.3 shares authorized, 38.3 and 38.2 shares issued and 33.4 and 33.3 shares outstanding	—	—
Additional paid-in capital	2,467	2,448
Retained earnings	576	547
Accumulated other comprehensive loss	(132)	(120)
Treasury stock, at cost, 4.9 shares and 4.9 shares	(927)	(927)
Total equity	1,984	1,948
Total liabilities and equity	$14,057	$13,776

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Equipment rental	$1,254	$1,122	$3,307	$2,731
Sales of rental equipment	85	151	333	362
Sales of new equipment, parts and supplies	13	18	38	46
Service and other revenue	12	13	29	28
Total revenues	1,364	1,304	3,707	3,167
Expenses:
Direct operating	532	467	1,476	1,173
Depreciation of rental equipment	255	246	739	613
Cost of sales of rental equipment	68	134	263	296
Cost of sales of new equipment, parts and supplies	9	12	26	30
Selling, general and administrative	178	166	479	411
Transaction expenses	1	38	9	185
Non-rental depreciation and amortization	74	70	222	148
Interest expense, net	126	134	380	282
(Gain) loss on assets held for sale	—	(1)	—	48
Other expense (income), net	1	—	(8)	(3)
Total expenses	1,244	1,266	3,586	3,183
Income (loss) before income taxes	120	38	121	(16)
Income tax provision	(16)	(8)	(22)	(7)
Net income (loss)	$104	$30	$99	$(23)

Weighted average shares outstanding:
Basic	33.4	33.2	33.4	30.6
Diluted	33.5	33.3	33.5	30.6
Income (loss) per share:
Basic	$3.11	$0.90	$2.96	$(0.75)
Diluted	$3.10	$0.90	$2.96	$(0.75)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$104	$30	$99	$(23)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	(7)	(12)	10
Amortization of net losses included in net periodic pension cost	—	1	—	1
Total other comprehensive income (loss)	(1)	(6)	(12)	11
Total comprehensive income (loss)	$103	$24	$87	$(12)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2025	33.3	$—	$2,448	$547	$(120)	$(927)	$1,948
Net loss	—	—	—	(24)	—	—	(24)
Other comprehensive loss	—	—	—	—	(4)	—	(4)
Stock-based compensation charges	—	—	6	—	—	—	6
Dividends declared, $0.70 per share	—	—	—	(23)	—	—	(23)
Net settlement on vesting of equity awards	0.1	—	(7)	—	—	—	(7)
Employee stock purchase plan	—	—	2	—	—	—	2
Balance at March 31, 2026	33.4	—	2,449	500	(124)	(927)	1,898
Net income	—	—	—	19	—	—	19
Other comprehensive loss	—	—	—	—	(7)	—	(7)
Stock-based compensation charges	—	—	2	—	—	—	2
Dividends declared, $0.70 per share	—	—	—	(23)	—	—	(23)
Net settlement on vesting of equity awards	—	—	(1)	—	—	—	(1)
Employee stock purchase plan	—	—	2	—	—	—	2
Balance at June 30, 2026	33.4	$—	$2,452	$496	$(131)	$(927)	$1,890
Net income	—	—	—	104	—	—	104
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Stock-based compensation charges	—	—	14	—	—	—	14
Dividends declared, $0.70 per share	—	—	—	(24)	—	—	(24)
Net settlement on vesting of equity awards	—	—	(1)	—	—	—	(1)
Employee stock purchase plan	—	—	2	—	—	—	2
Balance at September 30, 2026	33.4	$—	$2,467	$576	$(132)	$(927)	$1,984

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

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$99	$(23)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of rental equipment	739	613
Depreciation of property and equipment	97	77
Amortization of intangible assets	125	71
Amortization of deferred debt and financing obligations costs	9	6
Stock-based compensation charges	22	28
Provision for receivables allowances	79	58
Loss on assets held for sale	—	48
Deferred taxes	4	2
Gain on sale of rental equipment	(70)	(66)
Other	13	11
Changes in assets and liabilities, net of effects from acquisitions:
Receivables	(260)	(59)
Other assets	11	(19)
Accounts payable	(22)	10
Accrued liabilities and other long-term liabilities	105	13
Net cash provided by operating activities	951	770
Cash flows from investing activities:
Rental equipment expenditures	(1,056)	(835)
Proceeds from disposal of rental equipment	319	306
Non-rental capital expenditures	(107)	(123)
Proceeds from disposal of property and equipment	26	15
Acquisitions, net of cash acquired	—	(4,256)
Proceeds from disposal of business, net	—	99
Net cash used in investing activities	(818)	(4,794)

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	3,467
Repayments of long-term debt	(6)	—
Proceeds from revolving lines of credit and securitization	1,688	3,928
Repayments on revolving lines of credit and securitization	(1,709)	(3,299)
Principal payments under finance lease and financing obligations	(18)	(16)
Payment of debt issuance costs	—	(10)
Dividends paid	(71)	(64)
Net settlement on vesting of equity awards	(9)	(8)
Proceeds from employee stock purchase plan	6	4
Net cash provided by (used in) financing activities	(119)	4,002
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net change in cash and cash equivalents during the period	14	(22)
Cash and cash equivalents at beginning of period	52	83
Cash and cash equivalents at end of period	$66	$61

Supplemental disclosure of cash flow information:
Cash paid for interest	$313	$202
Cash paid for income taxes, net	$10	$18
Supplemental disclosure of non-cash investing activity:
Purchases of rental equipment in accounts payable	$252	$66
Non-rental capital expenditures in accounts payable	$—	$2
Disposal of rental equipment in accounts receivable	$—	$31
Supplemental disclosure of non-cash investing and financing activity:
Issuance of common stock for H&E acquisition	$—	$584
Equipment acquired through finance lease	$24	$10

The accompanying notes are an integral part of these financial statements.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Organization and Description of Business

Herc Holdings Inc. ("we," "us," "our," "Herc Holdings," or "the Company") is one of the leading equipment rental suppliers with 615 locations in North America as of September 30, 2026. The Company conducts substantially all of its operations through subsidiaries, including Herc Rentals Inc. ("Herc"). With over 60 years of experience, the Company is a full-line equipment rental supplier offering a broad portfolio of equipment for rent, services and technologies aimed at helping customers work more efficiently, effectively and safely. In addition to its principal business of equipment rental, the Company sells used equipment and contractor supplies such as construction consumables, tools, small equipment and safety supplies; provides repair, maintenance, equipment management services and safety training to certain of its customers; offers equipment re-rental services and provides on-site support to its customers; and provides ancillary services such as equipment transport, rental protection, cleaning, refueling and labor.

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

Not Yet Adopted
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"), which is intended to improve the disclosures about a public entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 should be applied either on a prospective or retrospective basis. The Company is preparing information in accordance with the disaggregation criteria and will adopt the disclosure requirements as of the effective date.

Note 3—Revenue Recognition

The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and parts and supplies and offers certain services to support its customers. The Company operates in North America with revenue from the United States representing 94.6% and 94.7% of total revenue for the three and nine months ended September 30, 2026, respectively, compared to 95.1% and 94.2% for the same periods in 2025.
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

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
The following summarizes the applicable accounting guidance for the Company’s revenues for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,
	2026			2025
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$1,128	$—	$1,128	$1,000	$—	$1,000
Other rental revenue:
Delivery and pick-up	—	83	83	—	77	77
Other	43	—	43	45	—	45
Total other rental revenues	43	83	126	45	77	122
Total equipment rental	1,171	83	1,254	1,045	77	1,122
Sales of rental equipment	—	85	85	—	151	151
Sales of new equipment, parts and supplies	—	13	13	—	18	18
Service and other revenues	—	12	12	—	13	13
Total revenues	$1,171	$193	$1,364	$1,045	$259	$1,304

	Nine Months Ended September 30,
	2026			2025
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rental	$2,974	$—	$2,974	$2,443	$—	$2,443
Other rental revenue:
Delivery and pick-up	—	217	217	—	185	185
Other	116	—	116	103	—	103
Total other rental revenues	116	217	333	103	185	288
Total equipment rental	3,090	217	3,307	2,546	185	2,731
Sales of rental equipment	—	333	333	—	362	362
Sales of new equipment, parts and supplies	—	38	38	—	46	46
Service and other revenues	—	29	29	—	28	28
Total revenues	$3,090	$617	$3,707	$2,546	$621	$3,167

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales of rental equipment	$85	$151	$333	$362
Sales of new equipment	5	5	15	17
Sales of parts and supplies	8	13	23	29
Total	$98	$169	$371	$408

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
Under Topic 606, the accounts receivable balance, prior to allowances for credit losses, for the sale of rental equipment, new equipment, parts and supplies, was approximately $30 million and $41 million as of September 30, 2026 and December 31, 2025, respectively.
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

The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three and nine months ended September 30, 2026 and 2025 that was included in the contract liability balance as of the beginning of each period.

Performance Obligations
Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amount of such revenue recognized during the three and nine months ended September 30, 2026 and 2025 was not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2026.

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

The Company monitors and reviews its estimated standalone selling prices on a regular basis.

Note 4—Rental Equipment

Rental equipment consists of the following (in millions):

	September 30, 2026	December 31, 2025
Rental equipment	$9,144	$8,407
Less: Accumulated depreciation	(2,954)	(2,527)
Rental equipment, net	$6,190	$5,880

Note 5—Business Combinations

The Company accounts for business combinations using the acquisition method as defined in ASC Topic 805, Business Combinations ("Topic 805"). Under this method of accounting, the purchase price allocation below reflects the estimated fair values of the respective assets acquired and liabilities assumed.

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

The customer relationships intangible has an expected life of 10 years. The level of goodwill that resulted from the acquisition is primarily reflective of operational synergies the Company expects to achieve that are not associated with the identifiable assets, the value of H&E's assembled workforce and new customer relationships arising from the acquisition. The goodwill is not deductible for income tax purposes.

During the second quarter of 2026, management finalized the opening balance sheet and recorded measurement period adjustments to various accounts, which resulted in a decrease to goodwill of $12 million. The adjustments were primarily related to the reversal of accrued liabilities and deferred income taxes.

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

Note 6—Goodwill and Intangible Assets

Goodwill
The following summarizes the Company's goodwill (in millions):

	September 30, 2026	December 31, 2025
Balance at the beginning of the period:
Goodwill, gross	$3,541	$1,334
Accumulated impairment losses	(668)	(664)
Goodwill	2,873	670

Additions	—	2,201
Adjustments(a)	(12)	—
Currency translation	(2)	2

Balance at the end of the period:
Goodwill, gross	3,525	3,541
Accumulated impairment losses	(666)	(668)
Goodwill	$2,859	$2,873
(a) Goodwill adjustments were due to measurement period adjustments for the H&E acquisition, see Note 5, "Business Combinations" for additional information.

Intangible Assets
Intangible assets, net, consisted of the following major classes (in millions):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$1,554	$(316)	$1,238
Non-compete agreements	19	(13)	6
Internally developed software(a)	63	(19)	44
Total	1,636	(348)	1,288
Indefinite-lived intangible assets:
Trade name	271	—	271
Total intangible assets, net	$1,907	$(348)	$1,559
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

Amortization of intangible assets was $42 million and $125 million for the three and nine months ended September 30, 2026, respectively, and $40 million and $71 million for the three and nine months ended September 30, 2025, respectively.

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

The components of lease expense consist of the following (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2026	2025	2026	2025
Operating lease cost(a)	Direct operating	$59	$54	$167	$138
Finance lease costs:
Amortization of ROU assets	Depreciation and amortization	6	5	16	14
Interest on lease liabilities	Interest expense, net	1	1	3	2
Sublease income	Equipment rental revenue	(26)	(16)	(62)	(50)
Net lease cost		$40	$44	$124	$104
(a) Includes short-term leases of $16 million and $38 million for the three and nine months ended September 30, 2026, respectively, and $13 million and $38 million for the three and nine months ended September 30, 2025, respectively; and includes variable lease costs of $4 million and $12 million for the three and nine months ended September 30, 2026 and $2 million and $6 million for the three and nine months ended September 30, 2025, respectively.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 8—Debt

The Company's debt consists of the following (in millions):

	Weighted Average Effective Interest Rate at September 30, 2026	Weighted Average Stated Interest Rate at September 30, 2026	Fixed or Floating Interest Rate	Maturity	September 30, 2026	December 31, 2025
Senior Notes
2029 Notes	6.91%	6.63%	Fixed	2029	$800	$800
2030 Notes	7.25%	7.00%	Fixed	2030	1,650	1,650
2031 Notes	5.94%	5.75%	Fixed	2031	600	600
2033 Notes	7.43%	7.25%	Fixed	2033	1,100	1,100
2034 Notes	6.14%	6.00%	Fixed	2034	600	600
Other Debt
ABL Credit Facility	N/A	5.24%	Floating	2030	1,950	2,047
Term Loan Facility	5.90%	5.64%	Floating	2032	744	750
AR Facility(a)	N/A	4.49%	Floating	2027	550	475
Finance lease liabilities	4.72%	N/A	Fixed	2026-2044	86	81
Unamortized debt issuance costs and debt discount(b)					(49)	(56)
Total debt					8,031	8,047
Less: Current maturities of long-term debt					(27)	(26)
Total long-term debt, net					$8,004	$8,021
(a) The AR Facility is excluded from current maturities of long-term debt as the Company has the intent and ability to fund the AR Facility's borrowings on a long-term basis either by further extending the maturity date of the AR Facility or by utilizing the capacity available at the balance sheet date under the ABL Credit Facility.
(b) Unamortized debt issuance costs totaling $10 million and $12 million related to the ABL Credit Facility and AR Facility as of September 30, 2026 and December 31, 2025, respectively, are included in "Other long-term assets" in the condensed consolidated balance sheets.

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

The Company amended the accounts receivable securitization facility (the "AR Facility") in May 2026 to increase the aggregate commitments from $475 million to $500 million. In August 2026, the Company amended the AR Facility to further increase the aggregate commitments to $550 million and extend the maturity date to August 31, 2027. There were no other material changes to the terms of the Company debt instruments during the nine months ended September 30, 2026.

Additional information on the Company's debt instruments is included in Note 11, "Debt" to the Company's financial statements in its Annual Report on Form 10-K for the year ended December 31, 2025.

Letters of Credit and Surety-Backed Letters of Credit
As of September 30, 2026, $16 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $234 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

As of September 30, 2026, the Company had $39 million of surety-backed letters of credit outstanding, including $25 million that replaced certain insurance related bank letters of credit in July 2026. As a result, the Company's available borrowing capacity under the ABL Credit Facility increased accordingly.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Borrowing Capacity and Availability
After outstanding borrowings, the following was available to the Company under the ABL Credit Facility and AR Facility as of September 30, 2026 (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$2,034	$2,034
AR Facility	—	—
Total	$2,034	$2,034
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

	Weighted Average Effective Interest Rate at September 30, 2026	Maturities	September 30, 2026	December 31, 2025
Financing obligations	5.39%	2037-2038	$99	$103
Unamortized financing issuance costs			(2)	(2)
Total financing obligations			97	101
Less: Current maturities of financing obligations			(5)	(6)
Financing obligations, net			$92	$95

Note 10—Income Taxes

Income tax provision for the three and nine months ended September 30, 2026 was $16 million and $22 million, respectively, compared to $8 million and $7 million in the same periods of 2025, respectively. The income tax provision in the current period was primarily driven by the level of pretax income, certain non-deductible expenses and foreign tax assessments, partially offset by tax credits and return-to-provision adjustments.

Note 11—Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balance by component (net of tax) for the nine months ended September 30, 2026 are presented in the table below (in millions).

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$(12)	$(108)	$(120)
Other comprehensive loss	—	(12)	(12)
Balance at September 30, 2026	$(12)	$(120)	$(132)

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

Cash Equivalents
Cash equivalents primarily consist of money market accounts which are classified as Level 1 assets which the Company measures at fair value on a recurring basis. The Company measures the fair value of cash equivalents using a market approach based on quoted prices in active markets. The Company had $29 million in cash equivalents at September 30, 2026 and $14 million at December 31, 2025.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Debt Obligations
The fair values of the Company's ABL Credit Facility, AR Facility and finance lease liabilities approximated their book values as of September 30, 2026 and December 31, 2025. The fair value of the Company's Notes and Term Loan Facility are estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs) (in millions).

	September 30, 2026		December 31, 2025
	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
2029 Notes	$800	$800	$800	$829
2030 Notes	1,650	1,661	1,650	1,736
2031 Notes	600	577	600	609
2033 Notes	1,100	1,102	1,100	1,169
2034 Notes	600	566	600	608
Term Loan Facility	744	747	750	751
Total Notes and Term Loan	$5,494	$5,453	$5,500	$5,702

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

The earnout receivable of $32 million is recorded within other long-term assets in the Company's condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. The Company evaluated the fair value of the earnout receivable as of September 30, 2026 and concluded that no adjustments to the recorded fair value were necessary during the nine months ended September 30, 2026. The earnout is based on eligible Cinelease revenue reported during 2027 and 2028 that will primarily be paid in 2028 and 2029, with deferrals available into 2031 if certain earnout thresholds are met. The earnout receivable has been recorded at fair value using a probability-weighted discounted cash flow model. This model incorporated the contractual terms regarding timing of payment and the significant unobservable inputs of revenue forecasts for Cinelease, the discount rate, and the probability outcome percentage assigned to each scenario. The estimated fair value is based upon assumptions believed to be reasonable but which are uncertain and involve significant judgment by management. Favorable or unfavorable changes in expectations of achieving the performance metrics would result in corresponding increases or decreases in the fair value measurement, while increases or decreases in the discount rate would have inverse impacts on the fair value measurement.

Note 14—Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

HERC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The following table sets forth the computation of basic and diluted income (loss) per share (in millions, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted income (loss) per share:
Numerator:
Net income (loss), basic and diluted	$104	$30	$99	$(23)
Denominator:
Basic weighted average common shares	33.4	33.2	33.4	30.6
RSUs and PSUs	0.1	0.1	0.1	—
Weighted average shares used to calculate diluted income (loss) per share	33.5	33.3	33.5	30.6
Income (loss) per share:
Basic	$3.11	$0.90	$2.96	$(0.75)
Diluted	$3.10	$0.90	$2.96	$(0.75)
Antidilutive RSUs and PSUs	—	0.1	0.1	0.2

Note 15—Segment Information

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

There are no significant segment expenses other than those presented in the condensed consolidated statement of operations and the Company does not have intra-entity sales.

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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Recent Developments and Economic Conditions
Local markets continue to remain stable despite the impact of the elevated interest rate environment and continued economic uncertainty. Our diversification across industries and project types has contributed to the resiliency of our business and we believe the operating environment continues to favor equipment rental companies of scale. We have completed the integration of H&E and continue to focus on realizing the anticipated operational synergies from the acquisition.

We actively monitor the impact of the dynamic macroeconomic environment and manage our business to adjust to such conditions, including the impact of inflation, fuel prices due to global conflicts, potential tariffs, interest rate fluctuations or supply chain disruptions, including:
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

Currently, we do not expect any direct impact of current macroeconomic conditions on our fleet procurement costs in 2026, though we do anticipate higher fuel and transportation costs in the short term which could have a negative impact on our results of operations. However, we believe we are well-positioned to operate effectively through the present environment.

Seasonality
Our business is seasonal, with demand for our rental equipment tending to be lower in the winter months, particularly in the northern United States and Canada. Our equipment rental business, especially in the construction industry, has historically experienced decreased levels of business from December until late spring and heightened activity during our third and fourth quarters until December. We have the ability to manage certain costs to meet market demand, such as fleet capacity, the most significant portion of our cost structure. For instance, to accommodate increased demand, we increased our available fleet and staff during the second and third quarters of the year. A number of our other major operating costs vary directly with revenues or transaction volumes; however, certain operating expenses, including rent, insurance and administrative overhead, remain fixed and cannot be adjusted for seasonal demand, typically resulting in higher profitability in periods when our revenues are higher, and lower profitability in periods when our revenues are lower. To reduce the impact of seasonality, we are focused on expanding our customer base through products that serve different industries with less seasonality and different business cycles. Accordingly, results for interim periods are not necessarily indicative of a full year operating performance.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	Change	2026	2025	Change	Change
Equipment rental	$1,254	$1,122	$132	12%	$3,307	$2,731	$576	21%
Sales of rental equipment	85	151	(66)	(44)	333	362	(29)	(8)
Sales of new equipment, parts and supplies	13	18	(5)	(28)	38	46	(8)	(17)
Service and other revenue	12	13	(1)	(8)	29	28	1	4
Total revenues	1,364	1,304	60	5	3,707	3,167	540	17
Direct operating	532	467	65	14	1,476	1,173	303	26
Depreciation of rental equipment	255	246	9	4	739	613	126	21
Cost of sales of rental equipment	68	134	(66)	(49)	263	296	(33)	(11)
Cost of sales of new equipment, parts and supplies	9	12	(3)	(25)	26	30	(4)	(13)
Selling, general and administrative	178	166	12	7	479	411	68	17
Transaction expenses	1	38	(37)	(97)	9	185	(176)	(95)
Non-rental depreciation and amortization	74	70	4	6	222	148	74	50
Interest expense, net	126	134	(8)	(6)	380	282	98	35
(Gain) loss on assets held for sale	—	(1)	1	100	—	48	(48)	(100)
Other expense (income), net	1	—	1	NM	(8)	(3)	(5)	167
Income (loss) before income taxes	120	38	82	216	121	(16)	137	NM
Income tax provision	(16)	(8)	(8)	(100)	(22)	(7)	(15)	(214)
Net income (loss)	$104	$30	$74	247%	$99	$(23)	$122	NM

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Equipment rental revenue increased $132 million, or 12%, during the third quarter of 2026, primarily reflecting growth in average fleet on rent particularly on mega projects, related delivery and refuel revenues and acquisition revenue synergies.

Sales of rental equipment decreased $66 million, or 44%, during the third quarter of 2026 when compared to the third quarter of 2025 as disposal volume was elevated in the prior year to optimize the equipment mix and utilization after the H&E acquisition. The margin on sales of rental equipment was 20% in 2026 compared to 11% in 2025. The increase in margin on sale of rental equipment in 2026 primarily reflected a favorable sales channel mix, as well as reduced volume of sales of H&E fleet and the associated impact from the fair value markup following acquisition.

Direct operating expenses in the third quarter of 2026 increased $65 million, or 14%, when compared to the third quarter of 2025. Direct operating expenses were 42.4% of equipment rental revenue in 2026, compared to 41.6% in the prior-year period. The increase as a percent of rental revenue primarily reflected higher fuel and delivery expenses of $21 million and $10 million, respectively, due to increased volume of rentals and higher fuel prices throughout the quarter. In addition, field incentive compensation driven by outperformance, especially in fleet efficiency, increased $7 million and facilities expense increased $6 million as we have added more locations through greenfield openings.

Depreciation of rental equipment increased $9 million, or 4%, during the third quarter of 2026 when compared to the third quarter of 2025 due to an increase in average fleet size. Non-rental depreciation and amortization increased $4 million, or 6%, primarily due to non-rental asset depreciation resulting from the growth of the business and amortization of acquisition related intangible assets.

Selling, general and administrative expenses increased $12 million, or 7%, in the third quarter of 2026 when compared to the third quarter of 2025. Selling, general and administrative expenses were 14.2% of equipment rental revenue in 2026, compared to 14.8% in 2025, the decrease is a result of continued focus on improving operating leverage, including achievement of acquisition cost synergies, while expanding revenues.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense, net decreased $8 million, or 6%, during the third quarter of 2026 when compared with the third quarter of 2025 primarily due to lower average outstanding borrowings and lower interest rates on floating-rate debt.

Income tax provision was $16 million during the third quarter of 2026 compared to $8 million in the same period of 2025. The effective tax rate in the current period was primarily driven by the level of pre-tax income, certain non-deductible costs and foreign tax assessments, partially offset by tax credits return-to-provision adjustments.

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Equipment rental revenue increased $576 million, or 21%, during the nine months ended September 30, 2026, primarily reflecting the additional contribution from the H&E acquisition completed on June 2, 2025 and growth in average fleet on rent particularly on mega projects. On a pro forma basis including the standalone, pre-acquisition results of H&E, equipment rental revenue increased 4% year-over-year, primarily reflecting higher rental volume and revenue synergies.

Sales of rental equipment decreased $29 million, or 8%, during the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025 as disposal volume was elevated in the prior year to optimize the equipment mix and utilization after the H&E acquisition. The margin on sales of rental equipment was 21% in 2026 compared to 18% in 2025. The increase in margin on sale of rental equipment in 2026 primarily reflected a favorable sales channel mix, as well as reduced volume of sales of H&E fleet and the associated impact from the fair value markup following acquisition.

Direct operating expenses in the nine months ended September 30, 2026 increased $303 million, or 26%, when compared to the nine months ended September 30, 2025. Direct operating expenses were 44.6% of equipment rental revenue in 2026, compared to 43% in the prior-year period. The increase as a percent of rental revenue is primarily related to the impact of the H&E acquisition and related greenfields that take more time to mature. In addition, certain operating expenses were elevated during the period, including fuel and delivery expenses of $48 million and $42 million, respectively, due to increased volume of rentals and higher fuel prices throughout the second and third quarters. Maintenance expense increased $43 million on our larger average fleet size, facilities expense increased $39 million as we have added more locations through acquisitions, including new specialty locations from branch optimization, and opening greenfield locations. Field incentive compensation driven by outperformance, especially in fleet efficiency, increased $17 million.

Depreciation of rental equipment increased $126 million, or 21%, during the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025 due to an increase in average fleet size primarily as a result of the H&E acquisition. Non-rental depreciation and amortization increased $74 million, or 50%, primarily due to amortization of intangible assets related to the H&E acquisition and non-rental asset depreciation resulting from the growth of the business.

Selling, general and administrative expenses increased $68 million, or 17%, in the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025. Selling, general and administrative expenses were 14.5% of equipment rental revenue in 2026, compared to 15.0% in the nine months ended September 30, 2025, the decrease is a result of continued focus on improving operating leverage, including achievement of acquisition cost synergies, while expanding revenues.

Interest expense, net increased $98 million, or 35%, during the nine months ended September 30, 2026 when compared with the nine months ended September 30, 2025 due to the new debt issued to fund the H&E acquisition in June 2025, partially offset by lower interest rates on floating-rate debt.

Income tax provision was $22 million during the nine months ended September 30, 2026 compared to $7 million in the same period of 2025. The income tax provision in the current period was primarily driven by the level of pre-tax income, certain non-deductible costs and foreign tax assessments, partially offset by tax credits and return-to-provision adjustments.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of liquidity include the payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, funding acquisitions, payment of dividends, and share repurchases. Our primary sources of funding are operating cash flows, cash received from the disposal of equipment and borrowings under our debt arrangements. As of September 30, 2026, we had approximately $8.1 billion of total nominal indebtedness outstanding.

Our liquidity as of September 30, 2026 consisted of cash and cash equivalents of $66 million and unused commitments of approximately $2.0 billion under our ABL Credit Facility. See "Borrowing Capacity and Availability" below for further discussion. Our practice is to maintain sufficient liquidity through cash from operations in combination with our ABL Credit Facility and AR Facility (together, the "Facilities") to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations and cash received from the disposal of equipment, together with amounts available under the Facilities or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, payment of dividends, and debt payments, if any, over the next twelve months.

Cash Flows
Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.

The following table summarizes the change in cash and cash equivalents for the periods shown (in millions):

	Nine Months Ended September 30,
	2026	2025	$ Change
Cash provided by (used in):
Operating activities	$951	$770	$181
Investing activities	(818)	(4,794)	3,976
Financing activities	(119)	4,002	(4,121)
Net change in cash and cash equivalents	$14	$(22)	$36
Operating Activities
During the nine months ended September 30, 2026, we generated $181 million more cash from operating activities compared with the same period in 2025. The increase was primarily driven by higher revenues, the corresponding increase in collections on accounts receivable and the significant decrease in cash paid for transaction costs year-over-year, partially offset by an increase in cash paid for interest and the timing of payment on accrued expenses.

Investing Activities
Cash used in investing activities decreased $4.0 billion during the nine months ended September 30, 2026 when compared with the prior-year period primarily due to the acquisition of H&E in the prior year period. Our primary use of cash in investing activities is for the acquisition of rental equipment and non-rental capital expenditures. Generally, we rotate our equipment and manage our fleet of rental equipment in line with customer demand and continue to invest in our information technology, service vehicles and facilities. Changes in our net capital expenditures are described in more detail in the "Capital Expenditures" section below.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financing Activities
Financing cash flows decreased $4.1 billion during the nine months ended September 30, 2026 when compared with the prior-year period. Financing activities during the current-year period primarily reflected borrowings of $1,688 million on our revolving lines of credit and securitization, offset by repayments of $1,709 million funded through cash generated from operations and proceeds from the sales of used equipment. The prior-year period included $3.5 billion of proceeds from the issuance of long-term debt to fund the H&E acquisition, as well as net borrowings of $629 million under our revolving lines of credit and securitization.

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

	Nine Months Ended September 30,
	2026	2025
Rental equipment expenditures	$1,056	$835
Proceeds from disposal of rental equipment	(319)	(306)
Net rental equipment expenditures	$737	$529
Net capital expenditures for rental equipment increased $208 million during the nine months ended September 30, 2026 compared to the same period in 2025. The increase primarily reflects higher investment in rental equipment to optimize the mix of our fleet following the H&E acquisition and to support customer demand and generate revenue synergies, partially offset by higher proceeds from the disposal of rental equipment.
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

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of September 30, 2026, the following was available to us (in millions):

	Remaining Capacity	Availability Under Borrowing Base Limitation
ABL Credit Facility	$2,034	$2,034
AR Facility	—	—
Total	$2,034	$2,034

During the third quarter of 2026, we replaced certain insurance related bank letters of credit with surety-backed letters of credit as part of our ongoing liquidity strategy, increasing available borrowing capacity under the ABL Credit Facility by approximately $25 million.

As of September 30, 2026, $16 million of standby letters of credit were issued and outstanding, none of which have been drawn upon. The ABL Credit Facility had $234 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

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

Under the terms of our ABL Credit Facility, our AR Facility, our Term Loan Facility and our Notes, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of September 30, 2026, the appropriate levels of liquidity have been maintained, therefore this financial maintenance covenant is not applicable. Accordingly, we were in compliance with all applicable debt covenants as of September 30, 2026.

At September 30, 2026, Herc Holdings' balance sheet was substantially identical to that of Herc, with the exception of the debt held by Herc Holdings (Notes, Term Loan Facility and ABL Credit Facility) and certain components of shareholders equity. For the three and nine months ended September 30, 2026 and 2025, the statements of operations of Herc Holdings and Herc were identical with the exception of interest expense on the debt held at Herc Holdings that is not reflected in the statement of operations of Herc.

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

Dividends
On August 19, 2026, we declared a quarterly dividend of $0.70 per share to record holders as of September 2, 2026, with payment date of September 16, 2026. The declaration of dividends on our common stock is discretionary and will be determined by our board of directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors. The amounts available to pay cash dividends are restricted by our debt agreements.

HERC HOLDINGS INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of September 30, 2026, there have been no material changes to our indemnification obligations as disclosed in Note 17, “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2025. For further information, see the discussion on indemnification obligations included in Note 12, "Commitments and Contingencies" in Part I, Item 1 "Financial Statements" of this Report.

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

Management has evaluated its exposure to market risk as of September 30, 2026 and concluded that there have been no material changes in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERC HOLDINGS INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 12, "Commitments and Contingencies" to the notes to our condensed consolidated financial statements in Part I, Item 1 "Financial Statements" of this Report.

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors from those previously disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In March 2014, we announced a $1 billion share repurchase program (the "Share Repurchase Program"), which replaced an earlier program. The Share Repurchase Program permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. We are not obligated to make any repurchases at any specific time or in any specific amount and our repurchases may be subject to certain predetermined price/volume guidelines, set from time-to-time, by our board of directors. The timing and extent to which we repurchase shares will depend upon, among other things, strategic priorities, market conditions, share price, liquidity targets, contractual restrictions, regulatory requirements and other factors. Share repurchases may be commenced or suspended at any time or from time-to-time, subject to legal and contractual requirements, without prior notice. There were no share repurchases during the nine months ended September 30, 2026. As of September 30, 2026, the approximate dollar value that remains available for share purchases under the Share Repurchase Program is $161 million.

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

10.1
Amendment No. 9 to Receivables Financing Agreement, dated as of August 31, 2026, among Herc Receivables U.S. LLC, and The Additional Canadian Borrower To The Extent Added As A Party Thereto, as co-borrowers, Herc Rentals Inc., individually and as initial servicer and a performance guarantor, the Lenders and Managing Agents from time to time party thereto, and Credit Agricole Corporate and Investment Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Herc Holdings Inc. (File No. 001-33139), as filed on September 3, 2026).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1**	18 U.S.C. Section 1350 Certifications of the Principal Executive Officer and the Principal Financial Officer
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________________________________________________________________________
*Filed herewith
**Furnished herewith

HERC HOLDINGS INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 27, 2026	HERC HOLDINGS INC. (Registrant)
		By:	/s/ MARK HUMPHREY
Mark Humphrey Senior Vice President and Chief Financial Officer